Form 10-Q
period 2007-12-31
ORION ENERGY SYSTEMS, INC.
filed 2008-02-08
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33887
Orion Energy Systems, Inc.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1847269

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1204 Pilgrim Road, Plymouth, Wisconsin	53073

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (920) 892-9340
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑   Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
On January 31, 2008, 26,942,342 shares of the Registrant’s common stock were outstanding.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended December 31, 2007

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2007	December 31, 2007

Assets
Cash and cash equivalents	$285	$83,295
Accounts receivable, net of allowances of $89 and $106	11,197	14,415
Inventories	9,496	17,318
Deferred tax assets	345	664
Prepaid expenses and other current assets	1,296	2,128

Total current assets	22,619	117,820
Property and equipment, net	7,588	8,676
Patents and licenses, net	243	356
Investment	794	794
Deferred tax assets	1,907	1,023
Other long-term assets	432	94

Total assets	$33,583	$128,763

Liabilities, Temporary Equity and Shareholders’ Equity
Accounts payable	$5,607	$7,639
Accrued expenses	2,196	4,419
Current maturities of long-term debt	736	827

Total current liabilities	8,539	12,885
Long-term debt, less current maturities	10,603	4,457
Other long-term liabilities	133	181

Total liabilities	19,275	17,523

Commitments and contingencies (See Note F)
Temporary equity:
Series C convertible redeemable preferred stock, $0.01 par value: 1,818,182 shares issued and outstanding at March 31, 2007 and no shares issued and outstanding at December 31, 2007.	4,953	—
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized including Series C convertible redeemable preferred stock: 20,000,000 shares at March 31, 2007 and 30,000,000 shares at December 31, 2007.
Series B convertible preferred stock, $0.01 par value: 2,989,830 shares issued and outstanding at March 31, 2007 and no shares issued and outstanding at December 31, 2007	5,959	—
Common stock, no par value: Shares authorized: 80,000,000 and 200,000,000 as of March 31, 2007 and December 31, 2007; shares issued: 12,107,573 and 27,282,338 as of March 31, 2007 and December 31, 2007; shares outstanding: 12,038,499 and 26,906,332, as of March 31, 2007 and December 31, 2007	—	—
Additional paid-in capital	9,438	113,589
Treasury stock: 69,074 and 376,006 common shares as of March 31, 2007 and December 31, 2007.	(361)	(1,739)
Shareholder notes receivable	(2,128)	—
Accumulated deficit	(3,553)	(610)

Total shareholders’ equity	9,355	111,240

Total liabilities, temporary equity and shareholders’ equity	$33,583	$128,763

The accompanying notes are an integral part of these condensed consolidated statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2007	2006	2007
Product revenue	$11,256	$18,934	$28,700	$47,686
Service revenue	2,307	4,377	5,174	10,751

Total revenue	13,563	23,311	33,874	58,437
Cost of product revenue	7,419	12,224	18,841	31,044
Cost of service revenue	1,781	2,833	3,992	7,214

Total cost of revenue	9,200	15,057	22,833	38,258

Gross profit	4,363	8,254	11,041	20,179
Operating expenses:
General and administrative	1,614	3,288	4,219	6,766
Sales and marketing	1,551	2,260	4,677	6,309
Research and development	257	454	697	1,334

Total operating expenses	3,422	6,002	9,593	14,409

Income from operations	941	2,252	1,448	5,770
Other income (expense):
Interest expense	(261)	(648)	(774)	(1,272)
Dividend and interest income	16	286	28	480

Total other expense	(245)	(362)	(746)	(792)

Income before income tax	696	1,890	702	4,978
Income tax expense	136	737	137	2,023

Net income	560	1,153	565	2,955
Accretion of redeemable preferred stock and preferred stock dividends	(79)	(75)	(125)	(225)
Participation rights of preferred stock in undistributed earnings	(168)	(259)	(135)	(775)

Net income attributable to common shareholders	$313	$819	$305	$1,955

Basic net income per share attributable to common shareholders	$0.03	$0.06	$0.03	$0.17
Weighted-average common shares outstanding	9,071,133	13,889,162	9,025,740	11,774,702
Diluted net income per share attributable to common shareholders	$0.03	$0.05	$0.03	$0.15
Weighted-average common shares and share equivalents outstanding	16,875,857	22,858,230	16,012,564	20,752,432
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2007

Operating activities
Net income	$565	$2,955
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	793	1,089
Stock-based compensation expense	185	929
Deferred income tax benefit	137	565
Loss on sale of assets	268	2
Other	12	36
Changes in operating assets and liabilities:
Accounts receivable	(3,538)	(3,130)
Inventories	(3,729)	(7,822)
Prepaid expenses and other current assets	(406)	(785)
Accounts payable	305	2,032
Accrued expenses	477	2,014

Net cash used in operating activities	(4,931)	(2,115)

Investing activities
Purchase of property and equipment	(614)	(1,876)
Additions to patents and licenses	(42)	(132)
Proceeds from disposal of equipment	263	—
Net decrease (increase) in amount due from shareholder	(102)	187

Net cash used in investing activities	(495)	(1,821)

Financing activities
Proceeds from issuance of long-term debt	40	11,302
Payment of long-term debt	(900)	(531)
Net activity in revolving line of credit	110	(6,064)
Excess benefit for deferred taxes on stock-based compensation	—	1,230
Proceeds from shareholder notes receivable, net	23	750
Deferred financing and offering costs	—	(256)
Proceeds from issuance of preferred stock, net	5,149	—
Proceeds from initial public offering, net of issuance costs	—	78,627
Proceeds from exercise of stock options and warrants	79	1,888

Net cash provided by financing activities	4,501	86,946

Net increase (decrease) in cash and cash equivalents	(925)	83,010
Cash and cash equivalents at beginning of period	1,089	285

Cash and cash equivalents at end of period	$164	$83,295

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Orion Energy Systems, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2008.
The consolidated balance sheet at March 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 (Reg. No. 333-145569) initially filed with the Securities and Exchange Commission on August 20, 2007.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. The Company designs, manufacturers and implements energy management systems consisting primarily of high-performance, energy efficient lighting systems, controls and related services. The corporate offices are located in Plymouth, Wisconsin and manufacturing and operations facilities are located in Plymouth and Manitowoc, Wisconsin.
Initial Public Offering
In December 2007, the Company completed its initial public offering of common stock (“IPO”) in which a total of 8,846,154 shares were sold, including 1,997,062 shares sold by selling shareholders, at a price to the public of $13.00 per share. The Company raised a total of $89.0 million in gross proceeds from the IPO, or approximately $78.6 in net proceeds after deducting underwriting discounts and commissions of $6.2 million and other offering costs of approximately $4.2 million. Concurrent with the closing of the IPO on December 24, 2007, all of the Company’s then outstanding Series B and Series C preferred stock converted on a one share to one share basis into common stock. The number of shares converted was 2,989,830 and 1,818,182 of Series B preferred stock and Series C preferred stock, respectively. Concurrent with the closing of the IPO, the Company’s $10.6 million of convertible debt and $0.1 million of accreted interest were automatically converted into 2,360,802 shares of the Company’s common stock.
Principles of Consolidation
The consolidated financial statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence and bad debt reserves, accruals for warranty expenses, income taxes and certain equity transactions. Accordingly, actual results could differ from those estimates.
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2007 and December 31, 2007 (unaudited), the Company had inventory obsolescence reserves of $448,000 and $629,000.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2007	2007
Raw materials and components	$5,496	$10,038
Work in process	358	653
Finished goods	3,642	6,627

	$9,496	$17,318

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31,	December 31,
	2007	2007
Land and land improvements	$557	$560
Buildings	4,423	4,611
Furniture, fixtures and office equipment	1,441	1,887
Plant equipment	3,747	4,132
Construction in progress	130	860

	10,298	12,050
Less: accumulated depreciation and amortization	2,710	3,374

Net property and equipment	$7,588	$8,676

Equipment included above under capital leases was as follows (in thousands):

	March 31,	December 31,
	2007	2007
Equipment	$1,451	$1,206
Less: accumulated amortization	531	399

Net equipment	$920	$807

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Depreciable lives by asset category are as follows:

Land improvements	10 — 15 years
Buildings	10 — 39 years
Furniture, fixtures and office equipment	3 — 10 years
Plant equipment	3 — 10 years
No interest has been capitalized for construction in progress, as it was not material for any of the periods presented.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accrued Expenses
Accrued expenses include warranty accruals, accrued wages, accrued vacations, sales tax payable, income tax payable and other various unpaid expenses. Accrued subcontractor fees amounted to $548,000 and $1.5 million as of March 31, 2007 and December 31, 2007. Accrued bonus costs amounted to $211,000 and $810,000 as of March 31, 2007 and December 31, 2007. Accrued bonus costs and accrued subcontractor fees exceeded 5% of total current liabilities as of December 31, 2007. Accrued subcontractor fees exceeded 5% of total current liabilities as of March 31, 2007.
The Company generally offers a limited warranty of one year on its products in addition to standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2006	2007

Beginning of period	$332	$45
Provision to cost of revenue	235	233
Charges	(465)	(184)

End of period	$102	$94

Incentive Compensation
The Company’s compensation committee approved an Executive Fiscal Year 2008 Annual Cash Incentive Program under the Company’s 2004 Stock and Incentive Awards Plan, which became effective upon the closing of the Company’s IPO. The plan calls for performance and discretionary bonus payments ranging from 23-125% of the fiscal 2008 base salaries of the Company’s named executive officers. The range of fiscal 2008 financial performance-based bonus guidelines under the Incentive Program will begin if the Company achieves a minimum of 1.25 times its fiscal 2007 revenue and/or up to 3.25 times its fiscal 2007 operating income, and will correspondingly increase on a pro rata basis up to a maximum of 1.67 times those initial measures. Accordingly, for the quarter ended December 31, 2007, the Company accrued expense of $522,000 based upon its estimated results for the current fiscal year.
In connection with and effective upon the closing of the Company’s IPO, the compensation committee established an award program for the Company’s chief executive officer consisting of a potential stock price performance bonus of $100,000 per each $1.00 that the price of the Company’s common stock has increased at the one-year anniversary of the IPO over the IPO price of $13.00 per share. The amount of this bonus is capped at $1.5 million. Accordingly, for the quarter ended December 31, 2007, the Company accrued $27,000 of pro-rated expense based upon the increase in the price of its common stock from the December 24, 2007 closing of its IPO to December 31, 2007. The Company will recognize additional expenses over the one-year period from closing of its IPO based upon amortization of the vesting period and any further increase in the price of its common stock from the $13.00 per share IPO price.
Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin, (SAB) No. 104, Revenue Recognition. Based upon SAB 104, revenue is recognized when the following four criteria are met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and
•	collectability is reasonably assured.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
These four criteria are met for the Company’s product only revenue upon delivery of the product and title passing to the customer. At that time, the Company provides for estimated costs that may be incurred for product warranties and sales returns.
For sales contracts consisting of multiple elements of revenue, such as a combination of product sales and services, the Company determines revenue by allocating the total contract revenue to each element based upon the relative fair values in accordance with Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables.
Services other than installation and recycling that are completed prior to delivery of the product are recognized upon shipment and are included in product revenue as evidence of fair value does not exist. These services include comprehensive site assessment, site field verification, utility incentive and subsidy or incentive management, engineering design and project management.
Service revenue includes revenue earned from installation, which includes recycling services. Service revenue is recognized when services are complete and customer acceptance has been received. The Company contracts with third-party vendors for installation services provided to customers and, therefore, determines fair value based upon negotiated pricing with such third-party vendors. Recycling services provided in connection with installation entail disposal of the customer’s legacy lighting fixtures.
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in other current assets on the balance sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $298,000 as of March 31, 2007 and $265,000 as of December 31, 2007.
Deferred revenue of $133,000 as of March 31, 2007 and $181,000 as of December 31, 2007 was included in other long-term liabilities on the balance sheet and represents revenue deferred related to an obligation to provide replacement lamps on certain sales. The fair value of lamps is readily determinable based upon pricing from third-party vendors. Deferred revenue is recognized when the replacement lamps are delivered, which occurs in excess of a year after the original contract.
A sales-type financing program is offered to customers where their purchase is financed by the Company. The contracts are one year in duration and, at the completion of the initial one year term, provide for automatic annual renewals of generally up to four years at agreed pricing, an early buyout for cash or for the return of the equipment at the customer’s expense. Upon completion of the installation, the future lease cash flows and residual rights to the related equipment are then sold by the Company, without recourse, to an unrelated third party finance company in exchange for cash and future payments.
In accordance with EITF 01-8, Determining whether an Arrangement Contains a Lease, SFAS 13, Accounting for Leases and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, revenue is recognized for the net present value of the future payments from the third party finance company upon completion of the project. The Company’s contract terms with the third party finance company provide for a non-recourse sale of the customer’s installment contract, with the finance company providing 70% of funding at contract origination, 15% in year two and 15% in year three.
Income Taxes
The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the temporary differences will reverse. Deferred income taxes also arise from the future tax benefits of net operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision for the nine months ended December 31, 2007 was determined by applying an estimated annual effective tax rate of 40.6% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Year ended	Nine months ended
	March 31, 2007	December 31, 2007
Statutory federal tax rate	34.00%	34.00%
State taxes, net	7.90%	5.23%
Incentive Stock Options	3.90%	2.55%
Federal Tax Credit	(13.30)%	(1.76)%
State Tax Credit	(16.50)%	(0.40)%
Other, net	3.50%	0.99%

Effective Income Tax Rate	19.50%	40.61%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. The current benefit of $1.2 million was recorded as a reduction in taxes payable and a credit to additional paid-in capital based on the amount that was utilized in the current year to date. As of December 31, 2007, the Company has approximately $1.8 million of net operating losses that resulted from the exercise of non-qualified stock options in prior years that have not been recognized as a reduction to current income taxes payable.
Adoption of FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (FIN 48), which became effective for the Company on April 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
The adoption of FIN 48 resulted in an increase of the Company’s accumulated deficit of $210,000 at April 1, 2007 (unaudited). As of April 1, 2007, the total amount of unrecognized tax benefits was approximately $370,000, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect any of these amounts to change in the next twelve months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending legislation. Due to the existence of net operating loss and credit carryforwards, all years since 2000 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in unrecognized tax benefits.
Stock Option Plans
Effective April 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, for its stock option plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), Financial Accounting Standards Board’s (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25, and disclosure requirements established by SFAS 123, Accounting for Stock-Based Compensation as amended by SFAS 148 Accounting for Stock-Based Compensation — Transition and Disclosure.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized for the year ended March 31, 2007 included the current period’s cost for all stock options granted prior to, but not yet vested as of, April 1, 2006. This cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all options granted subsequent to March 31, 2006, represents the grant date fair value that was estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. The Company used the Black-Scholes option-pricing model both prior to and following the adoption of SFAS 123(R). The Company determined volatility based on an analysis of a peer group of public companies which was determined to be more reflective of the expected future volatility. The risk-free interest rate is the rate available as of the option grant date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option. The expected term is based upon the vesting term of the Company’s options and expected exercise behavior. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends on its common stock in the foreseeable future. The Company estimates its forfeiture rate of unvested stock options based on historical experience.
There were no option grants during the three months ended December 31, 2007. The fair value of each option grant for the three months ended December 31, 2006 and the nine months ended December 31, 2006 and December 31, 2007 was determined using the assumptions in the following table:

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2007	2006	2007

Expected term	6.7 years	N/A	6.6 years	2.4 years
Risk-free interest rate	4.59%	N/A	4.66%	4.76%
Expected volatility	60%	N/A	60%	60%
Expected forfeiture rate	6%	N/A	6%	6%
Expected dividend yield	0%	N/A	0%	0%
Net Income per Common Share
Basic net income per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
In addition, prior to the closing of the Company’s IPO on December 24, 2007, all series of the Company’s preferred stock participated in all undistributed earnings with the common stock. The Company allocated earnings to the common shareholders and participating preferred shareholders under the two-class method as required by EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company’s common stock and participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company’s participating preferred stock was not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends. All of the Company’s preferred stock was converted automatically into common stock upon the closing of the Company’s IPO.
Diluted net income per common share reflects the dilution that would occur if preferred stock were converted, warrants and employee stock options were exercised, and shares issued per exercise of stock options for which the exercise price was paid by a non-recourse loan from the Company were outstanding. In the computation of diluted net income per common share, the Company uses the “if converted” method for preferred stock and restricted stock, and the “treasury stock” method for outstanding options and warrants. In addition, in computing the dilutive effect

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of the Company’s convertible notes, the numerator is adjusted to add back the after-tax impact of interest recognized in the period.
The net income per share of common stock is as follows for the three and nine months ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2007	2006	2007
Numerator:
Net income	$560	$1,153	$565	$2,955
Accretion of redeemable preferred stock and preferred stock dividends	(79)	(75)	(125)	(225)
Participation rights of preferred stock in undistributed earnings	(168)	(259)	(135)	(775)

Numerator for basic net income per common share	313	819	305	1,955
Adjustment for interest, net of income tax effect	—	89	—	149

Preferred stock dividends and participation rights of preferred stock	247	334	260	1,000

Numerator for diluted net income per common share	$560	$1,242	$565	$3,104

Denominator:
Weighted-average common shares outstanding	9,071,133	13,889,162	9,025,740	11,774,702

Weighted-average effect of preferred stock, restricted stock and assumed conversion of stock options and warrants	7,804,724	8,969,068	6,986,284	8,977,730

Weighted-average common share and common share equivalents outstanding	16,875,857	22,858,230	16,012,564	20,752,432

Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s cash is deposited with one major financial institution. At times, deposits in this institution exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 17% of total cost of revenue for the three months ended December 31, 2007 and 35% for the nine months ended December 31, 2007.
For the nine months ended December 31, 2006, one customer accounted for 10% of total revenue. For the nine months ended December 31, 2007, one customer accounted for 17% of total revenue.
Two customers, individually, each accounted for 11% of the accounts receivable balance as of March 31, 2007. One customer accounted for 16% of accounts receivable as of December 31, 2007.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Information
The Company has determined that it operates in only one segment in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.
The Company’s revenue and long-lived assets outside of the United States are insignificant.
NOTE C — RELATED PARTY TRANSACTIONS
As of March 31, 2007, the Company had non-interest bearing advances of $157,000 to a shareholder, and also held an unsecured, 1.46% note receivable due from the same shareholder in the amount of $67,000, including interest receivable. These advances and this note were repaid on August 2, 2007. During the nine months ended December 31, 2007 and 2006, the Company forgave $37,000 and $28,000 of shareholder advances as part of a contractual employment relationship.
The Company leases, on a month-to-month basis, an aircraft owned by an entity controlled by an officer and shareholder. Amounts paid for the nine months ended December 31, 2007 and 2006 were $36,000 and $53,000 and amounts paid for the three months ending December 31, 2007 and 2006 were $20,000 and 14,000, respectively.
For the nine months ended December 31, 2007, the Company recorded revenue of $125,000 for products and services sold to an entity for which the Company’s chairman of the board was the executive chairman.
NOTE D — LONG-TERM DEBT
Revolving Credit Agreement
The Company’s $25 million revolving credit agreement has an interest rate of prime plus 1% (effective rate of 8.25% at December 31, 2007), plus annual fees and minimum monthly interest costs. Borrowings under this agreement are collateralized by accounts receivable and inventory. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories. As of December 31, 2007, remaining availability under the formula borrowing base computation was approximately $14.5 million. The credit agreement contains certain restrictive covenants, principally for minimum net worth, net income and limits on capital expenditures. In addition, the agreement precludes the payment of dividends on our common stock. The Company used proceeds in the amount of $6.0 million from its convertible note placement to pay down the revolving line of credit prior to December 31, 2007.
Block Grant
In November 2007, the Company completed a Wisconsin Community Development Block Grant loan with the local city government to provide financing of up to $750,000 for the purpose of acquiring additional production equipment. The loan has an interest rate of 4.9% and is collateralized by the related equipment. As of December 31, 2007, the Company had borrowed $540,000 against this loan.
NOTE E — INCOME TAXES
As of December 31, 2007, the Company had net operating loss carryforwards of approximately $1.8 million for both federal and state tax purposes. The $1.8 million loss carryforwards are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has federal and state tax credit carryforwards of approximately $291,000 and $422,000 as of December 31, 2007. Both the net operating losses and tax credit carryforwards expire between 2016 and 2027.
In fiscal 2007 and prior to its IPO, the Company’s past issuances and transfers of stock caused an ownership change. As a result, the Company’s ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for the Company. For the fiscal year ending March 31, 2008, utilization of the federal loss carryforwards will be limited to $3.0 million. The Company does not believe the ownership change affects the use of the full amount of the net operating loss carryforwards.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A valuation allowance against deferred tax assets has not been provided as management believes that it is more likely than not that the Company will realize the benefit of these assets. The factors included in this assessment were (i) the Company’s recognition of income before taxes of $5.0 million in the nine months ended December 31, 2007; and (ii) the anticipated fiscal 2008 revenue growth. Accordingly, a deferred tax asset valuation allowance has not been recorded.
NOTE F — COMMITMENTS AND CONTINGENCIES
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $212,000 and $635,000 for the nine months ended December 31, 2006 and 2007.
Total commitments under non-cancellable operating leases as of December 31, 2007 were $2.8 million. In addition, the Company has entered into non-cancellable purchase commitments for certain inventory items and capital expenditure commitments in order to secure better pricing and ensure materials on hand. As of December 31, 2007, the Company had entered into $3.9 million of purchase commitments related to these items.
NOTE G — TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Prior to the Company’s IPO, the Company issued various classes of preferred stock. Series B and Series C preferred stock carried terms allowing for liquidation preference, voting rights, and conversion into common stock at a one-to-one ratio upon certain qualifying exit events. Series C preferred shares also carried a dividend preference at a non-compounded rate of 6%. The carrying value is being accreted to its redemption value over a period of five years at a non-compounded rate of 6%. Upon completion of the Company’s IPO, all preferred shares were automatically converted into common stock.
NOTE H — STOCK OPTIONS AND WARRANTS
The Company has granted stock options under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company initially reserved 9,000,000 shares for issuance to key employees, consultants and directors. In December 2007, upon completion of the Company’s IPO, an additional 1,500,000 option shares were made available under its 2004 Stock and Incentive Awards Plan. The options generally vest and become exercisable ratably over five years, although different vesting periods have been used in certain circumstances. Option vesting is generally contingent on the employees’ continued employment and options are subject to forfeiture if employment terminates for any reason prior to vesting. In the past, the Company has granted both incentive stock options and non-qualified stock options. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company.
In accordance with SFAS 123(R) in fiscal 2007, the following amounts of stock-based compensation were recorded (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2007	2006	2007

Cost of product revenue	$5	$24	$11	$68
General and administrative	27	185	85	565
Sales and marketing	26	157	76	267
Research and development	4	13	13	29

	$62	$379	$185	$929

As of December 31, 2007, compensation cost related to non-vested common stock-based compensation amounted to $3.2 million, which is currently expected to be expressed over a remaining weighted average expected term of 3.7 years.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information with respect to the Company’s Plans:

			Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2007	670,700	4,714,547	$1.56
Authorized	1,500,000	—	—
Granted	(479,432)	479,432	4.25
Cancelled or expired	51,000	(51,000)	2.05
Exercised	—	(664,957)	1.24
Balance at December 31, 2007	1,742,268	4,478,022	1.89	6.6	$75,827,000

Exercisable at December 31, 2007		2,056,190	1.12	4.3	$36,416,000
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the closing sale price of the Company’s common stock of $18.82 per share as of December 31, 2007.
A summary of the status of the Company’s outstanding non-vested stock options as of December 31, 2007 is as follows:

Non-vested at March 31, 2007	2,147,034
Granted	479,432
Vested	(172,434)
Forfeited	(32,200)

Non-vested at December 31, 2007	2,421,832

Prior to the Company’s IPO, the Company issued warrants in connection with various stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued during the nine months ended December 31, 2007.
Outstanding warrants are comprised of the following:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance at March 31, 2007	1,109,390	$2.24
Issued	—	—
Cancelled or Expired	(3,836)	1.50
Exercised	(491,902)	2.16

Balance at December 31, 2007	613,652	$2.31

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of outstanding warrants follows:

Exercise price	December 31, 2007	March 31, 2007	Expiration
$1.50	—	79,236	Fiscal 2008
$2.25	38,980	221,480	Fiscal 2014
$2.30	529,912	763,914	Fiscal 2010
$2.50	37,260	37,260	Fiscal 2011
$2.60	7,500	7,500	Fiscal 2012

Total	613,652	1,109,390

NOTE I — SUBSEQUENT EVENTS
In January 2008, the Company’s board of directors approved plans for the construction of a new technology center and expansion of the Company’s administrative offices at its Manitowoc facility. Total approved costs are $8.5 million with expected completion in December 2008. The Company intends to finance this capital project through current cash reserves or appropriate long-term debt financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including (i) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (ii) the market acceptance of our products and services; (iii) price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products; (iv) loss of one or more key customers or suppliers; (v) a reduction in the price of electricity; (vii) increased competition from government subsidiaries and utility incentive programs; (viii) dependence on customers’ capital budgets for sales of our products and services; (ix) our ability to effectively manage our anticipated growth; and (x) potential warranty claims, as well as those factors we discuss in our Registration Statement on Form S-1(Reg. No. 333-145569), as amended, initially filed with the Securities and Exchange Commission on August 20, 2007, and under Item 1A in this Quarterly Report on Form 10-Q.
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Registration Statement on Form S-1.
Overview
We design, manufacture and implement energy management systems consisting primarily of high-performance, energy-efficient lighting systems, controls and related services.
We currently generate the substantial majority of our revenue from sales of high intensity fluorescent, or HIF, lighting systems and related services to commercial and industrial customers. We typically sell our HIF lighting systems in replacement of our customers’ existing high intensity discharge, or HID, fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our HIF lighting systems on a wholesale basis, principally to electrical contractors and value-added resellers to sell to their own customer bases.
We have sold and installed more than 1,048,000 of our HIF lighting systems in over 3,200 facilities from December 1, 2001 through December 31, 2007. We have sold our products to 90 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top customers by revenue for the first nine months of fiscal 2008 included Coca-Cola Enterprises Inc., The Kroger Co., Kraft Foods Inc., The Sherwin-Williams Company, SYSCO Corp. and Anheuser-Busch Companies, Inc.
Our fiscal year ends on March 31. We call our fiscal years ended March 31, 2006 and 2007 “fiscal 2006” and “fiscal 2007,” respectively. We call our current fiscal year, which will end on March 31, 2008, “fiscal 2008.” Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services historically have been completed prior to product shipment and revenue from such services was included in product revenue because evidence of fair value for these services did not exist. Wholesale sales to electrical contractors and value-added resellers, which have historically accounted for only a relatively small percentage of our total revenue, are expected to continue to constitute a relatively small percentage of our total revenue.

We recognize revenue on product only sales at the time of shipment. For projects consisting of multiple elements of revenue, such as a combination of product sales and services, we separate the project into separate units of accounting based on their relative fair values for revenue recognition purposes. Additionally, the deferral of revenue on a delivered element may be required if such revenue is contingent upon the delivery of the remaining undelivered elements. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their fair value, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred. We also offer our products under a sales-type financing program where we finance our customer’s purchase. The contractual future cash flows and residual rights to the related equipment are then sold without recourse to a third party finance company. We recognize revenue for the net present value of the future payments from the finance company upon completion of the project. Revenue recognized from our sales-type financing program has historically been immaterial as a percentage of our total revenue and we do not anticipate that revenue from such program will comprise a material portion of our total revenue in fiscal 2008.
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 43% and 48% of our total revenue for the first nine months of fiscal 2007 and fiscal 2008, respectively. One customer accounted for approximately 17% of our total revenue for the first nine months of fiscal 2008. As large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services and our sales-type financing program; (v) our execution of our sales process; (vi) the selling price of our products and services; (vii) changes in capital investment levels by our customers and prospects; and (viii) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 35% of our total cost of revenue for the first nine months of fiscal 2008 and 17% of our total cost of revenue for our fiscal 2008 third quarter. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We anticipate adding additional production personnel to support our anticipated increase in sales volumes, although we are attempting to achieve efficiencies in our cost of revenue by implementing more highly systematized production and assembly processes. We are also expanding our network of qualified third-party installers to realize efficiencies in the installation process.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our mix of large retrofit and multi-facility roll-out projects with national accounts; (ii) the level of our wholesale sales (which generally have historically resulted in higher relative gross margins, but lower relative net margins, than our sales to direct customers); (iii) our realization rate on our billable services (which generally have recently resulted in higher relative gross margins than product revenue); (iv) our project pricing; (v) our level of warranty claims; (vi) our level of utilization of our manufacturing facilities and related absorption of our manufacturing overhead costs; (vii) our level of efficiencies in our manufacturing operations; and (viii) our level of efficiencies from our subcontracted installation service providers. As a result, our gross margin may be subject to quarterly variation.
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense and we expect these costs to increase on an absolute dollar basis in the fiscal 2008 fourth quarter as a result of our planned expansion of our sales force, as well as contemplated additions to our personnel infrastructure, as we attempt to generate and support additional revenue growth.
Our general and administrative expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges, related to our executive, finance, human resource, information technology and operations organizations; (ii) occupancy expenses; (iii) professional services fees; (iv) technology related costs and amortization; and (v) corporate-related travel.
Our sales and marketing expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges, related to our sales and marketing organization; (ii) internal and external sales commissions and bonuses; (iii) travel, lodging and other out-of-pocket expenses associated with our selling efforts; (iv) marketing programs; (v) pre-sales costs; and (vi) other related overhead.
Our research and development expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges, related to our engineering organization; (ii) payments to consultants; (iii) the design and development of new energy management products and enhancements to our existing energy management system; (iv) quality assurance and testing; and (v) other related overhead. We expense research and development costs as incurred.
In addition to expected increased administrative personnel costs, we expect to incur increased general and administrative expenses in connection with our becoming a public company, including increased accounting, audit, legal and support services and Sarbanes-Oxley compliance fees and expenses. We also expect our sales and marketing expenses to substantially increase in the near term as we further increase the number of our sales people and sales locations and market our products, brands and trade names, including our planned expanded advertising and promotional campaign. Additionally, we expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.
In fiscal 2007, we began recognizing compensation expense for the fair value of our stock option awards granted over their related vesting period using the modified prospective method of adoption under the provisions of the Statement of Financial Accounting Standards No. 123I, Share-Based Payment. Prior to fiscal 2007, we accounted for our stock option awards under the intrinsic value method under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and we did not recognize the fair value expense of our stock option awards in our statements of operations, although we did report our pro forma stock option award fair value expense in the footnotes to our financial statements. We recognized $0.4 million of stock-based compensation expense in fiscal 2007 and $0.9 million in the first nine months of fiscal 2008. As a result of prior option grants, including option grants in fiscal 2008, we expect to recognize an additional $3.2 million of stock-based compensation over a weighted average period of approximately 3.7 years, including $0.3 million in the fiscal 2008 fourth quarter. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
In connection with and effective upon the closing of our initial public offering, our compensation committee established an award program for our chief executive officer consisting of a potential stock price performance bonus of $100,000 per each $1.00 that the price of our common stock has increased at the one-year anniversary of the initial public offering over the initial public offering price of $13.00 per share. The amount of this bonus is capped at $1.5 million. Accordingly, for the quarter ended December 31, 2007, we accrued $27,000 of pro-rated expense based upon the increase in the price of our common stock from the December 24, 2007 closing of our initial public offering to December 31, 2007. We will recognize additional expenses over the one-year period from closing of our initial public offering based upon amortization of the vesting period and any further increase in the price of our common stock from the $13.00 per share initial public offering price.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under our revolving credit facility and our other long-term debt obligations described under “— Liquidity and Capital Resources — Indebtedness” below, including the amortization of previously incurred financing costs. Our interest expense also has historically included guarantee fees previously paid to our chief executive officer in connection with his guarantees of various of our debt obligations. These guarantees were released prior to our initial public offering. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from six to fifteen years.
Dividend and Interest Income. Our dividend income consists of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provide for annual dividend payments to us of $0.1 million. We also report interest income earned on our cash and cash equivalents. We expect our interest income to increase in our fiscal 2008 fourth quarter as a result of our investment of the net proceeds from our recently completed initial public offering in short-term, interest-bearing, investment-grade securities until final use of such net proceeds.
Income Taxes. As of December 31, 2007, we had net operating loss carryforwards of approximately $1.8 million for both federal and state tax purposes. The $1.8 million loss carryforwards are associated with the exercise of non-qualified stock options that have not yet been recognized. We also had federal and state tax credit carryforwards of approximately $291,000 and $422,000 as of December 31, 2007. Both the net operating losses and tax credit carryforwards expire between 2016 and 2027. In fiscal 2007 and prior to our initial public offering, our past issuances and transfers of stock caused an ownership change. As a result, our ability to use our net operating loss carryforwards, attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability. For fiscal 2008, utilization of the federal loss carryforwards will be limited to $3.0 million. We do not believe the ownership change affects the use of the full amount of the net operating loss carryforwards. A valuation allowance against deferred tax assets has not been provided as we believe that it is more likely than not that we will realize the benefit of these assets. The factors included in this assessment were (i) our recognition of income before taxes of $5.0 million in the first nine months of fiscal 2008; and (ii) the anticipated fiscal 2008 revenue growth. Accordingly, a deferred tax asset valuation allowance has not been recorded.
Accretion of Preferred Stock and Preferred Stock Dividends. Prior to completion of our initial public offering, our accretion of redeemable preferred stock and preferred stock dividends consisted of accumulated unpaid dividends on our Series A and Series C preferred stock during the periods that such shares remained outstanding. Our Series C preferred stock automatically converted into common stock upon closing of our initial public offering, and the carrying amount of our Series C preferred stock, along with accumulated unpaid dividends, was credited to additional paid-in capital at that time. Our Series A preferred stock was converted into shares of our common stock in fiscal 2005 and fiscal 2007.
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below:

	Three Months Ended December 31,					Nine Months Ended December 31
	2006		2007			2006		2007
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$11,256	83.0%	$18,934	81.2%	68.2%	$28,700	84.7%	$47,686	81.6%	66.2%
Service revenue	2,307	17.0%	4,377	18.8%	89.7%	5,174	15.3%	10,751	18.4%	107.8%

Total revenue	13,563	100.0%	23,311	100.0%	71.9%	33,874	100.0%	58,437	100.0%	72.5%
Cost of product revenue	7,419	54.7%	12,224	52.4%	64.8%	18,841	55.6%	31,044	53.1%	64.8%
Cost of service revenue	1,781	13.1%	2,833	12.2%	59.1%	3,992	11.8%	7,214	12.3%	80.7%

Total cost of revenue	9,200	67.8%	15,057	64.6%	63.7%	22,833	67.4%	38,258	65.5%	67.6%
Gross profit	4,363	32.2%	8,254	35.4%	89.2%	11,041	32.6%	20,179	34.5%	82.8%
General and administrative expenses	1,614	11.9%	3,288	14.1%	103.7%	4,219	12.5%	6,766	11.6%	60.4%
Sales and marketing expenses	1,551	11.4%	2,260	9.7%	45.7%	4,677	13.8%	6,309	10.8%	34.9%
Research and development expenses	257	2.0%	454	1.9%	76.7%	697	2.0%	1,334	2.3%	91.4%

Income from operations	941	6.9%	2,252	9.7%	139.3%	1,448	4.3%	5,770	9.8%	298.4%
Interest expense	261	1.9%	648	2.8%	148.3%	774	2.3%	1,272	2.2%	64.3%
Dividend and interest income	16	.1%	286	1.2%	NM	28	.1%	480	.8%	NM

Income before income tax	696	5.1%	1,890	8.1%	171.6%	702	2.1%	4,978	8.4%	609%

	Three Months Ended December 31,					Nine Months Ended December 31
	2006		2007			2006		2007
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Income tax expense	$136	1.0%	$737	3.2%	441.9%	$137	.4%	$2,023	3.5%	NM

Net income	560	4.1%	1,153	4.9%	105.9%	565	1.7%	2,955	5.1%	422.8%
Accretion of redeemable preferred stock and preferred stock dividends	(79)	(.6)%	(75)	(.3)%	5.1%	(125)	(.4)%	(225)	(.4)%	(80)%
Conversion of preferred stock participation rights of preferred stock in undistributed earnings	(168)	(1.2)%	(259)	(1.1)%	(54.2)%	(135)	(.4)%	(775)	(1.4)%	(474.1)%

Net income attributable to common shareholders	$313	2.3%	$819	3.5%	161.7%	$305	.9%	$1,955	3.3%	540.9%

NM =	Not meaningful
Revenue. Our product revenue increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year primarily as a result of increased sales of our HIF lighting systems to our national account customers, resellers and electrical contractors. Our service revenue increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year primarily as a result of our increased emphasis on achieving higher billing rates for our services and an increase in the number of projects where we provided installation and recycling services which were completed during the period.
Our revenue results for our fiscal 2008 third quarter were sequentially higher than prior quarters and are consistent with our overall expectations. We expect our total revenue for fiscal 2008 will be in excess of $78.1 million, or at least 62% greater than revenue for our fiscal 2007. Furthermore, we believe the fundamentals of our business remain very strong, and we continue to anticipate revenue for fiscal 2009 will exceed revenue for fiscal 2008 by at least 50%.
We define backlog as the total contractual value of all firm orders received for our lighting products and services. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include national contracts that have been negotiated, but we have not yet received a purchase order for the specific location. As of December 31, 2007, we had a backlog of firm purchase orders of approximately $4.9 million, compared to approximately $11.0 million at September 30, 2007. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued shortening of our customer sales cycles, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of product revenue increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year primarily due to increased production personnel costs necessary to support our sales growth and increased equipment costs to support the increase in HIF lighting system production volumes. Our total cost of service revenue increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year primarily due to the increase of HIF lighting system installations completed for the periods.
Gross Margin. Our gross profit increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year as a result of our increased total revenue. Our gross margin increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year primarily due to increased utilization of our manufacturing assets and increased profitability from our value added services as a result of higher billing rates, as well as volume rebates on raw material purchases.
General and Administrative Expenses. Our general and administrative expenses increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year on an absolute dollar basis principally as a result of: (i) non-recurring bonus expense of $0.7 million resulting from the successful completion of our initial public offering and $0.5 million in incentive compensation costs for fiscal 2008 as approved by our compensation committee; (ii) increased compensation costs related to hiring additional employees in our accounting and administration departments; (iii) additional legal expenses; and (iv) increased consulting costs for technology, audit and tax support. We also incurred increased stock-based compensation expenses. As a percentage of total revenue for the first nine months of fiscal 2008 from the same period in the prior year, our general and administrative expenses decreased as our revenue growth exceeded growth in our general and administrative expenses.

Sales and Marketing Expenses. Our sales and marketing expenses increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year on an absolute dollar basis primarily as a result of increased employee compensation and commission expenses resulting from our hiring additional marketing, sales and project management personnel and our payment of higher sales commissions in conjunction with our increased sales volume. Travel expenses increased in support of generating our revenue growth. Our marketing costs increased as a result of our efforts to increase our brand awareness and participation in national trade shows. We also incurred increased stock-based compensation expenses. As a percentage of total revenue, our sales and marketing expenses decreased as a result of our revenue growth and improved efficiencies from better executing our sales process.
Research and Development Expenses. Our research and development expenses increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 on an absolute dollar basis and as a percentage of total revenue as a result of increased employee compensation costs and increased engineering and consulting expenses.
Interest Expense. Our interest expense increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year as a result of interest expense of $0.2 million resulting from the issuance of $10.6 million of 6% convertible subordinated notes in August 2007. The convertible notes were automatically converted into shares of our common stock upon the closing of our initial public offering resulting in an additional $0.2 million of interest expense from amortization of previously deferred debt amortization costs.
Dividend and Interest Income. Dividend and interest income increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year due to interest income earned on the invested proceeds from the issuance of our $10.6 million of 6% convertible subordinated notes completed in the second quarter of fiscal 2007 and dividends from our preferred stock investment.
Income Taxes. Our income tax expense increased for the fiscal 2008 third quarter and the first nine months of fiscal 2008 from the same periods in the prior fiscal year due to our increased profitability and because of our utilization in our fiscal 2007 first half of state job tax and federal research credits. Our effective income tax rate for the fiscal 2008 third quarter and the first nine months of fiscal 2008 was 39.0% and 40.6%, respectively, compared to 19.5% and 19.5%, respectively, for the same periods in the prior fiscal year.
Accretion of Preferred Stock and Preferred Stock Dividends. Prior to its automatic conversion into common stock upon the closing of our initial public offering, we recognized accretion of accumulated unpaid dividends on our Series C redeemable preferred stock during the fiscal 2008 third quarter and the first nine months of fiscal 2008. We did not accrete Series C dividends in fiscal 2007 until we completed our Series C preferred stock placement in the second quarter of fiscal 2007.
Liquidity and Capital Resources
Overview
On December 24, 2007, we completed an initial public offering of 8,846,154 shares of common stock at a price to the public of $13.00 per share (which includes the exercise of the underwriters’ over-allotment option to purchase 1,153,846 shares from us and the sale of 1,997,062 shares by certain of our shareholders). Net proceeds to us from the offering were approximately $78.6 million after underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of shares by our shareholders. The net proceeds from the offering were invested in money market funds. We currently plan to use the net proceeds from the offering for working capital and general corporate purposes, including to fund potential acquisitions.
Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2006 and 2007:

	Nine Months Ended
	December 31,
	2006	2007
	(Unaudited)
Cash flows used in operating activities	$(4,931)	$(2,115)
Cash flows used in investing activities	(495)	(1,821)
Cash flows provided by financing activities	4,501	86,946

Increase (decrease) in cash and cash equivalents	$(925)	$83,010

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consisted of net income adjusted for certain non-cash items, including depreciation and amortization, stock based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the first nine months of fiscal 2008 was $2.1 million and consisted of net cash of $7.7 million used for working capital purposes, offset by net income of $3.0 million, non-cash expenses for depreciation and amortization of $1.1 million, stock-based compensation of $0.9 million and an income tax benefit of $0.6 million. Cash used for working capital purposes consisted of an increase in trade receivables of $3.1 million as a result of increased revenue, an increase of $7.8 million in inventory to support revenue growth and provide safety stock inventories on key components, and a $0.8 million increase in prepaids due to advanced payments to service contractors. These amounts were offset by an increase in accounts payables of $2.0 million resulting from inventory purchases and increases in accrued expenses of $2.0 million for accrued compensation costs and service costs for subcontractors.
Cash Flows Related to Investing Activities. Cash used in investing activities was $1.8 for the first nine months of fiscal 2008 compared to $0.5 million for the first nine months of fiscal 2007. This increase was due to purchases of processing equipment for capacity and cost improvement measures and the continued development of our intellectual property.
Cash Flows Related to Financing Activities. Cash provided by financing activities was $86.9 million for the first nine months of fiscal 2008 compared to $4.5 million for the first nine months of fiscal 2007. This increase in cash provided was due to $78.6 million of net proceeds raised from the initial public offering of our common stock, $10.6 million of gross proceeds raised from the issuance of our convertible notes and $1.9 million of stock option and warrant exercises that occurred in the first nine months of fiscal 2008, and was offset by $6.6 million in repayments of the revolving credit facility and long term debt and $4.4 million paid in equity offering and financing costs. Cash provided from financing activities for the first nine months of fiscal 2007 consisted of $5.1 million of gross proceeds from preferred stock issued, offset by principal payments of long-term debt.
Working Capital
Our net working capital as of December 31, 2007 was $104.9 million, consisting of $117.8 million in current assets and $12.9 million in current liabilities. Our net working capital as of March 31, 2007 was $14.1 million, consisting of $22.6 million in current assets and $8.5 million in current liabilities. Our working capital changes in the first nine months of fiscal 2008 were due to an increase of $83.0 million in cash equivalents and short-term investment due to the net proceeds from our initial public offering of common stock and our convertible note issuance, an increase of $3.7 million in accounts receivable as a result of revenue growth, a $7.8 million increase in inventories required to support our current backlog and strategic purchases of components to insure availability due to revenue growth, a $2.0 million increase in accounts payable resulting from additional inventory purchases and a $2.1 million increase in accrued expenses for service costs accrued as a result of increasing installation service revenue and accrued executive compensation costs. We expect to continue to increase our inventories of raw materials and components to support our anticipated increase in sales volumes and to reduce our risk of unexpected raw material or component shortages or supply interruptions. We attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand. We also expect that our accounts receivable and payables will continue to increase as a result of our anticipated revenue growth and increased inventory levels. We had available borrowing capacity under our revolving credit facility in excess of $14.5 million as of December 31, 2007.
We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities, our borrowing capacity under our revolving credit facility and the net proceeds from our recent initial public offering and convertible note placement will be sufficient to meet our anticipated cash needs for the next 12 months. Our future working capital requirements for the remainder of fiscal 2008 and thereafter on a longer-term basis will depend on many factors, including the rate of our anticipated revenue growth, our introduction of new products and services and enhancements to our existing energy management system, the timing and extent of our planned expansion of our sales force and other administrative and production personnel, the timing and extent of our planned advertising and promotional campaign, and our research and development activities. To the extent that our cash and cash equivalents, cash flows from operating activities and net proceeds from our recent initial public offering and convertible note placement are insufficient to fund our future activities, we may need to raise additional funds through additional public or private equity or debt financings. We also may need to raise additional funds in the event we decide to acquire product lines, businesses or technologies. In the event additional funding is required, we may not be able to obtain the financing on terms acceptable to us, or at all.
Indebtedness
Our current revolving credit facility with Wells Fargo Bank, N.A. provides us with up to $25.0 million of financing to fund our working capital requirements. Availability under this revolving credit facility is subject to a borrowing base that is calculated as a percentage of eligible accounts receivable and eligible inventory, less certain collateral or business valuation reserves and reserves for certain other credit exposures. As of December 31, 2007, there were no borrowings outstanding under our revolving credit facility, and our borrowing availability was approximately $14.5 million. This revolving credit facility matures in December 2008. Borrowings under this revolving credit facility bear interest at prime plus 1.0% per annum, plus annual fees and minimum monthly interest costs, if applicable. Borrowings under this revolving credit facility are secured by a first priority security interest in our accounts receivable, inventory and intangible assets. Our revolving credit facility contains customary financial and restrictive covenants, including minimum net worth requirements; minimum net income requirements; restrictions on capital expenditures over $4.0 million in the aggregate per year and capital expenditures from working capital over $1.1 million per year; and restrictions on our ability to incur indebtedness, create liens, guaranty obligations, make loans or advances, invest or acquire interests in other persons or companies, pay dividends or make other shareholder distributions.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Debt and capital leases, including interest(1)	$7,016	$1,148	$1,961	$1,420	$2,487
Operating leases	2,805	995	1,043	767	—
Non-cancellable purchase commitments (2)	3,928	3,928	—	—	—

Total	$13,749	$6,071	$3,004	$2,187	$2,487

(1)	Debt and capital leases includes fixed contractual interest payments by period of $321,000 (less than 1 year); $521,000 (1-3 years); $361,000 (3-5) years); and $549,000 (more than 5 years)

(2)	Reflects non-cancellable purchase commitments for certain inventory items and capital expenditure commitments entered into in order to secure better pricing and ensure materials on hand and includes $1.0 million related to construction of a new technology center and expansion of our administrative offices at our Manitowoc facility. Does not include an additional $7.5 million in obligations related to construction of a new technology center and expansion of our administrative offices at our Manitowoc facility which obligations were incurred subsequent to December 31, 2007.
Capital Spending
We expect to incur approximately $2.5 million in capital expenditures during our fiscal 2008 fourth quarter to continue planning and development of our new technology center and expansion of our administrative offices at our Manitowoc manufacturing facility, as well as to add production equipment to increase our production capacity and to further develop our internal capacity to perform certain processes currently performed by our suppliers. We anticipate total spending of approximately $8.5 million to complete this project, which was approved by our board of directors in January 2008. We expect to finance the production equipment expenditures and real estate expenditure primarily through equipment secured loans and leases, long-term debt financing, using cash on hand or by using our available capacity under our revolving credit facility.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Internal Control Over Financial Reporting
In connection with the audit of our fiscal 2007 consolidated financial statements, our independent registered public accounting firm identified certain significant deficiencies in our internal control over financial reporting. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s financial statements that is more than inconsequential will not be prevented or detected by the company’s internal control. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
The following significant deficiencies were identified in connection with the audit of our fiscal 2007 consolidated financial statements: (i) our lack of segregation of certain key duties; (ii) our policies, procedures, documentation and reporting of our equity transactions; (iii) our lack of certain documented accounting policies and procedures to clearly communicate the standards of how transactions should be recorded or handled; (iv) our controls in the area of information technology, especially regarding change control and restricted access; (v) our lack of a formal disaster recovery plan; (vi) our need for enhanced restrictions on user access to certain of our software programs; (vii) the necessity for us to implement an enhanced project tracking/deferred revenue accounting system to recognize the complexities of our business processes and, ultimately, the recognition of revenue and deferred revenue; (viii) our lack of a process for determining whether a lease should be accounted for as a capital or operating lease; (ix) our need for a formalized action plan to understand all of our existing tax liabilities (and opportunities) and properly account for them; and (x) our need for improved financial statement closing and reporting processes.
A number of these significant deficiencies identified in connection with the audit of our fiscal 2007 consolidated financial statements were previously identified as material weaknesses or significant deficiencies in connection with the audit of our fiscal 2006 and 2005 consolidated financial statements, including numbers (i), (ii), (v), (vii), (x) in the foregoing paragraph. To improve our internal control over our financial reporting process and remediate and correct the significant deficiencies identified in connection with our fiscal 2007 audit, we have hired a director of business risk who has experience with the requirements of Section 404 of Sarbanes-Oxley. Additionally, we have hired a consulting firm to assist us. In order to comply with Section 404, we have already started to review our processes and implement new systems and controls to help us remediate the significant deficiencies noted above. In particular, we have begun performing evaluations of our internal controls over financial reporting to better allow our management and auditors to assess the effectiveness of our internal controls over financial reporting so that our independent auditors can deliver a report to us addressing these assessments. We are not required to be compliant under Section 404 of Sarbanes-Oxley until the audit of our fiscal 2009 consolidated financial statements. See “Risk Factors —Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley or to prevent or detect material misstatements in our annual or interim consolidated financial statements in the future could result in inaccurate financial reporting, sanctions or securities litigation or otherwise harm our business.”
We may in the future identify further material weaknesses in our control over financial reporting. Accordingly, material weaknesses may exist when we report on the effectiveness of our internal control over financing reporting for purposes of our attestation required by reporting requirements under the Exchange Act or Section 404 of Sarbanes-Oxley. The existence of one or more material weaknesses precludes a conclusion that we maintain effective internal control over financial reporting. Such conclusion would be required to be disclosed in our future Annual Reports on Form 10-K and may impact the accuracy and timing of our financial reporting and the reliability of our internal control over financial reporting.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectibility of receivables, stock-based compensation, accrued incentive compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-1 (Reg. No. 333-145569), as filed with the Securities and Exchange Commission. There have been no material changes in any of our accounting policies since September 30, 2007.
Recent Accounting Pronouncements
SFAS No. 157, Fair Value Measurements. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for years beginning after November 15, 2007. We are currently evaluating the potential effect of SFAS 157 on our financial statements.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. Under this standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 is effective for years beginning after November 15, 2007. We are currently evaluating the potential effect of SFAS 159 on our financial statements.
EITF No.07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. This requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007. We are currently evaluating the potential effect of EITF 07-3 on our financial statements.
SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No.141(R) and 160 on or after December 15, 2008. An entity may not apply it before that date. The Company has not yet determined the effect, if any, that the adoption of SFAS 141(R) and SFAS 160 will have on its consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss related to changes in market prices, including interest rates, foreign exchange rates and commodity pricing that may adversely impact our consolidated financial position, results of operations or cash flows.
Foreign Exchange Risk. We face minimal exposure to adverse movements in foreign currency exchange rates. Our foreign currency losses for all reporting periods have been nominal.
Interest Rate Risk. Our investments consist primarily of investments in money market funds and government sponsored instruments. While the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. It is our policy not to enter into interest rate derivative financial instruments. As a result, we do not currently have any significant interest rate exposure.
As of December 31, 2007, $1.1 million of our $5.3 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $11 thousand per year.
Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum. We attempt to mitigate commodity price fluctuation for our aluminum through six- to 12-month forward fixed-price, minimum quantity purchase commitments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims against us, we do not believe that any currently pending or threatened legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.
ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully read and consider each of the risks and uncertainties described below together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of these events actually occurs, then our business, financial condition, results of operations, and future growth prospects may be materially and adversely affected.
We have a limited operating history, have previously incurred net losses, and only recently achieved profitability that we may not be able to sustain.
We began operating in April 1996 and first achieved a full fiscal year of profitability in fiscal 2003. However, we incurred net losses attributable to common shareholders of $2.3 million and $1.6 million in fiscal 2005 and 2006, respectively, before achieving net income attributable to common shareholders of $0.4 million in fiscal 2007. As a result of our limited operating history, we have limited financial data that can be used to evaluate our business, strategies, performance, prospects, revenue or profitability potential or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies at our stage of development and in our market.
Initially, our net losses were principally driven by start-up costs, the costs of developing our technology and research and development costs. More recently, our net losses were principally driven by increased sales and marketing and general and administrative expenses, as well as inefficiencies due to excess manufacturing capacity in fiscal 2005 and 2006. We expect to incur increased general and administrative, sales and marketing, and research and development expenses in the near term. These increased operating costs may cause us to recognize reduced net income or incur net losses, and there can be no assurance that we will be able to increase our revenue, sustain our revenue growth rate, expand our customer base or remain profitable. Furthermore, increased cost of revenue, warranty claims, stock-based compensation costs or interest expense on our outstanding debt and on any debt that we incur in the future could contribute to reduced net income or net losses. As a result, even if we significantly increase our revenue, we may incur reduced net income or net losses in the future.
We operate in a highly competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected.
We face strong competition primarily from manufacturers and distributors of energy management products and services, as well as from electrical contractors. We compete primarily on the basis of customer relationships, price, quality, energy efficiency, customer service and marketing support. Our products are in direct competition primarily with high intensity discharge, or HID, technology, as well as other HIF products and older fluorescent technology in the lighting systems retrofit market.
Many of our competitors are better capitalized than we are, have strong existing customer relationships, greater name recognition, and more extensive engineering, manufacturing, sales and marketing capabilities. Competitors could focus their substantial resources on developing a competing business model or energy management products or services that may be potentially more attractive to customers than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors may also offer energy management products and services at reduced prices in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, require us to lower our prices in order to remain competitive, and reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition.
Our success is largely dependent upon the skills, experience and efforts of our senior management, and the loss of their services could have a material adverse effect on our ability to expand our business or to maintain profitable operations.
Our continued success depends upon the continued availability, contributions, skills, experience and effort of our senior management. We are particularly dependent on the services of Neal R. Verfuerth, our president, chief executive officer and principal founder. Mr. Verfuerth has major responsibilities with respect to sales, engineering, product development and executive administration. We do not have a formal succession plan in place for Mr. Verfuerth. Our current and proposed new employment agreements with Mr. Verfuerth do not guarantee his services for a specified period of time. All of the current and proposed new employment agreements with our senior management team may be terminated by the employee at any time and without notice. While all such agreements include noncompetition and confidentiality covenants, there can be no assurance that such provisions will be enforceable or adequately protect us. The loss of the services of any of these persons might impede our operations or the achievement of our strategic and financial objectives, and we may not be able to attract and retain individuals with the same or similar level of experience or expertise. Additionally, while we have key man insurance on the lives of Mr. Verfuerth and other members of our senior management team, such insurance may not adequately compensate us for the loss of these individuals. The loss or interruption of the service of members of our senior management, particularly Mr. Verfuerth, or our inability to attract or retain other qualified personnel could have a material adverse effect on our ability to expand our business, implement our strategy or maintain profitable operations.
Some of the intellectual property we use in our business is owned by our chief executive officer.
Companies that develop technology generally require employees involved in research and development efforts to execute agreements acknowledging that the company owns the intellectual property developed by such employee within the scope of his or her employment and, if necessary, also assigning to the company such intellectual property. We generally enter into these types of agreements with all of our employees, except our president and chief executive officer, Neal R. Verfuerth. Under Mr. Verfuerth’s employment agreement, all intellectual property (which includes all writings, documents, inventions, ideas, techniques, research, processes, procedures, designs, products, and marketing and business plans and all know-how, data and rights relating to such items, whether or not copyrightable or patentable) that Mr. Verfuerth makes, conceives, discovers or develops at any time during the term of his employment is the property of Mr. Verfuerth. We have the option to acquire any such intellectual property work product from Mr. Verfuerth. To date, we have acquired all rights, title and interest in and to all patents and patent applications (and the patents that may issue therefrom) on which Mr. Verfuerth is named as one of the inventors and from which we currently recognize revenue, but have not exercised our option with respect to any other intellectual property that is subject to his employment agreement. The amount of our revenue that we derive from intellectual property still owned by Mr. Verfuerth is not quantifiable.
If Mr. Verfuerth leaves our company, we would not own, or have the right to acquire, any of the intellectual property created by him unless we had previously exercised our option to acquire such intellectual property. The ownership, use and enforcement of such intellectual property may be necessary for, or desirable in the continued operation of, our business. If Mr. Verfuerth leaves our company, we may not be able to obtain sufficient rights to own, use or enforce such intellectual property, and if we are able to obtain such rights, we may be required to accept unfavorable terms. Even if we are able to obtain rights in such intellectual property, we could be required to pay substantial fees, and we may not be able to prevent our competitors from using such intellectual property. If we are unable to obtain sufficient rights in such intellectual property, we may have to cease offering certain products or otherwise have to change our business processes or strategies. Any of these events could have a material adverse effect on our results of operations or financial condition.
The success of our business depends on the market acceptance of our energy management products and services.
Our future success depends on commercial acceptance of our energy management products and services. If we are unable to convince current and potential customers of the advantages of our HIF lighting systems and energy management products and services, then our ability to sell our HIF lighting systems and energy management products and services will be limited. In addition, because the market for energy management products and services is rapidly evolving, we may not be able to accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. If the market for our HIF lighting systems and energy management products and services does not continue to develop, or if the market does not accept our products, then our ability to grow our business could be limited and we may not be able to increase or maintain our revenue or profitability.

Sales of our products and services are dependent upon our customers’ capital budgets.
We derive a substantial majority of our revenue from sales of HIF lighting systems to customers who may experience constraints in their capital spending due to other competing uses for capital or other factors. Our HIF lighting systems are typically purchased as capital assets and therefore are subject to review as part of a customer’s capital budgeting process. Customers may decline or defer purchases of our products and our related services as a result of many factors, including mergers and acquisitions, regulatory decisions, rising interest rates, lower electricity costs, the availability of lower cost or other alternative products or solutions or general economic downturns. We have experienced, and may in the future experience, variability in our operating results, on both an annual and a quarterly basis, as a result of these factors.
Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply.
We may be vulnerable to price increases for components or raw materials that we require for our products, including aluminum, ballasts, power supplies and lamps. In particular, our cost of aluminum can be subject to commodity price fluctuation. Further, suppliers’ inventories of certain components that our products require may be limited and are subject to acquisition by others. We may purchase quantities of these items that are in excess of our estimated near-term requirements. As a result, we may need to devote additional working capital to support a large amount of component and raw material inventory that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to provide for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any shortages or interruptions in supply of our components or raw materials could disrupt our operations. If any of these events occurs, our results of operations and financial condition could be materially adversely affected.
We depend on a limited number of key suppliers.
We depend on certain key suppliers for the raw materials and key components that we require for our current products, including sheet, coiled and specialty reflective aluminum, power supplies, ballasts and lamps. In particular, we buy most of our specialty reflective aluminum from a single supplier and we also purchase most of our ballast and lamp components from a single supplier. Purchases of components from our current primary ballast and lamp supplier constituted 14% and 26% of our total cost of revenue in fiscal 2006 and fiscal 2007, respectively. If these components become unavailable, or our relationships with suppliers become strained, particularly as relates to our primary suppliers, our results of operations and financial condition could be materially adversely affected.
We experienced component quality problems related to certain suppliers in the past, and our current suppliers may not deliver satisfactory components in the future.
In fiscal 2003 through fiscal 2005, we experienced higher than normal failure rates with certain components purchased from two suppliers. These quality issues led to an increase in warranty claims from our customers and we recorded warranty expenses of approximately $0.1 million and $0.7 million in fiscal 2005 and 2006, respectively. We may experience quality problems with suppliers in the future, which could decrease our gross margin and profitability, lengthen our sales cycles, adversely affect our customer relations and future sales prospects and subject our business to negative publicity. Additionally, we sometimes satisfy warranty claims even if they are not covered by our general warranty policy as a customer accommodation. If we were to experience quality problems with the ballasts or lamps purchased from our primary ballast and lamp supplier, these adverse consequences could be magnified, and our results of operations and financial condition could be materially adversely affected.
We depend upon a limited number of customers in any given period to generate a substantial portion of our revenue.
We do not have long-term contracts with our customers, and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 48% and 43%, respectively, of our total revenue for the first nine months of fiscal 2008 and fiscal 2007. No single customer accounted for more than 9% of our revenue in any prior fiscal years, although Coca-Cola Enterprises Inc. accounted for approximately 17% of our total revenue for the first nine months of fiscal 2008. We expect large retrofit and roll-out projects to become a greater component of our total revenue in the near term. As a result, we may experience more customer concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant customers could have a material adverse effect on our results of operations in any given future period.
Product liability claims could adversely affect our business, results of operations and financial condition.
We face exposure to product liability claims in the event that our energy management products fail to perform as expected or cause bodily injury or property damage. Since the majority of our products use electricity, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Particularly because our products often incorporate new technologies or designs, we cannot predict whether or not product liability claims will be brought against us in the future or result in negative publicity about our business or adversely affect our customer relations. Moreover, we may not have adequate resources in the event of a successful claim against us. A successful product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.
We depend on our ability to develop new products and services.
The market for our products and services is characterized by rapid market and technological changes, uncertain product life cycles, changes in customer demands and evolving government, industry and utility standards and regulations. As a result, our future success will depend, in part, on our ability to continue to design and manufacture new products and services. We may not be able to successfully develop and market new products or services that keep pace with technological or industry changes, satisfy changes in customer demands or comply with present or emerging government and industry regulations and technology standards.
We may pursue acquisitions and investments in new product lines, businesses or technologies that involve numerous risks, which could disrupt our business or adversely affect our financial condition and results of operations.
In the future, we may make acquisitions of, or investments in, new product lines, businesses or technologies to expand our current capabilities. We have limited experience in making such acquisitions or investments. Acquisitions present a number of potential risks and challenges that could disrupt our business operations, increase our operating costs or capital expenditure requirements and reduce the value of the acquired product line, business or technology. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel, or businesses might result in significant transaction costs, operating difficulties or unexpected expenditures, and might require significant management attention that would otherwise be available for ongoing development of our business. If we are successful in consummating an acquisition, we may not be able to integrate the acquired product line, business or technology into our existing business and products, and we may not achieve the anticipated benefits of any acquisition. Furthermore, potential acquisitions and investments may divert our management’s attention, require considerable cash outlays and require substantial additional expenses that could harm our existing operations and adversely affect our results of operations and financial condition. To complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or incur amortization expenses and write-downs of acquired assets, which could dilute the interests of our shareholders or adversely affect our profitability.
Our inability to protect our intellectual property, or our involvement in damaging and disruptive intellectual property litigation, could adversely affect our business, results of operations and financial condition or result in the loss of use of the product or service.
We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.
We own United States patents and patent applications for some of our products, systems, business methods and technologies. We offer no assurance about the degree of protection which existing or future patents may afford us. Likewise, we offer no assurance that our patent applications will result in issued patents, that our patents will be upheld if challenged, that competitors will not develop similar or superior business methods or products outside the protection of our patents, that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents. Because some patent applications are maintained in secrecy for a period of time, we could adopt a technology without knowledge of a pending patent application, and such technology could infringe a third party patent.
We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise learn of our unpatented technology. To protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business could be materially adversely affected.
We rely on our trademarks, trade names, and brand names to distinguish our company and our products and services from our competitors. Some of our trademarks may conflict with trademarks of other companies. Failure to obtain trademark registrations could limit our ability to protect our trademarks and impede our sales and marketing efforts. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
In addition, third parties may bring infringement and other claims that could be time-consuming and expensive to defend. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products, services or business methods and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all. It is possible that our intellectual property rights may not be valid or that we may infringe existing or future proprietary rights of others. Any successful infringement claims could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products, services and business methods and require us to redesign or, in the case of trademark claims, re-brand our company or products, any of which could have a material adverse effect on our business, results of operations or financial condition.
If the price of electricity decreases, there may be less demand for our products and services.
Demand for our products and services is highly dependent on the continued high cost of electricity. Increased competition in wholesale and retail electricity markets has resulted in greater price competition in those markets. If the price of electricity decreases, either regionally or nationally, then there may be less demand for our products and services, which could impact our ability to grow our business or increase or maintain our revenue or profitability and our results of operations could be materially adversely affected.
We may face additional competition if government subsidies and utility incentives for renewable energy increase or if such sources of energy are mandated.
Several states have adopted a variety of government subsidies and utility incentives to allow renewable energy sources, such as biofuels, wind and solar energy, to compete with currently less expensive conventional sources of energy, such as fossil fuels. We may face additional competition from providers of renewable energy sources if government subsidies and utility incentives for those sources of energy increase or if such sources of energy are mandated. Additionally, the availability of subsidies and other incentives from utilities or government agencies to install alternative renewable energy sources may negatively impact our customers’ desire to purchase our products and services, or may be utilized by our existing or new competitors to develop a competing business model or products or services that may be potentially more attractive to customers than ours, any of which could have a material adverse effect on our results of operations or financial condition.
If our information technology systems fail, or if we experience an interruption in their operation, then our business, results of operations and financial condition could be materially adversely affected.
The efficient operation of our business is dependent on our information technology systems. We rely on those systems generally to manage the day-to-day operation of our business, manage relationships with our customers, maintain our research and development data and maintain our financial and accounting records. The failure of our information technology systems, our inability to successfully maintain and enhance our information technology systems, or any compromise of the integrity or security of the data we generate from our information technology systems, could adversely affect our results of operations, disrupt our business and product development and make us unable, or severely limit our ability, to respond to customer demands. In addition, our information technology systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	employee or other theft;

•	attacks by computer viruses or hackers;

•	power outages; and

•	computer systems, Internet, telecommunications or data network failure.
Any interruption of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations or financial condition.
We own and operate an industrial property that we purchased in 2004 and, if any environmental contamination is discovered, we could be responsible for remediation of the property.
We own our manufacturing and distribution facility located at an industrial site. We purchased this property from an adjacent aluminum rolling mill and cookware manufacturing facility in 2004. As part of the transaction to purchase this facility, we agreed to hold the seller harmless from most claims for environmental remediation or contamination. Accordingly, if environmental contamination is discovered at our facility and we are required to remediate the property, our recourse against the prior owners may be limited. Any such potential remediation could be costly and could adversely affect our results of operations or financial condition.
The cost of compliance with environmental laws and regulations and any related environmental liabilities could adversely affect our results of operations or financial condition.
Our operations are subject to federal, state, and local laws and regulations governing, among other things, emissions to air, discharge to water, the remediation of contaminated properties and the generation, handling, storage, transportation, treatment and disposal of, and exposure to, waste and other materials, as well as laws and regulations relating to occupational health and safety. These laws and regulations frequently change, and the violation of these laws or regulations can lead to substantial fines, penalties and other liabilities. The operation of our manufacturing facility entails risks in these areas and there can be no assurance that we will not incur material costs or liabilities in the future which could adversely affect our results of operations or financial condition.
Our retrofitting process frequently involves responsibility for the removal and disposal of components containing hazardous materials.
When we retrofit a customer’s facility, we typically assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures typically contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We currently rely on contractors to remove the components containing such hazardous materials at the customer job site. The contractors then arrange for the disposal of such components at a licensed disposal facility. Failure by such contractors to remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability for us, or could expose our workers or other persons to these hazardous materials, which could result in claims against us.
If we are unable to manage our anticipated revenue growth effectively, our operations, and profitability could be adversely affected.
We intend to undertake a number of strategies in an effort to grow our revenue. If we are successful, our revenue growth may place significant strain on our limited resources. To properly manage any future revenue growth, we must continue to improve our management, operational, administrative, accounting and financial reporting systems and expand, train and manage our employee base, which may involve significant expenditures and increased operating costs. Due to our limited resources and experience, we may not be able to effectively manage the expansion of our operations or recruit and adequately train additional qualified personnel. If we are unable to manage our anticipated revenue growth effectively, the quality of our customer care may suffer, we may experience customer dissatisfaction, reduced future revenue or increased warranty claims, and our expenses could substantially and disproportionately increase. Any of these circumstances could adversely affect our results of operations.
If we are unable to obtain additional capital as needed in the future, our ability to grow our revenue could be limited and we may be unable to pursue our current and future business strategies.
Our future capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and services and enhancements to existing products and services, and our expansion of sales, marketing and product development activities. In addition, we may consider acquisitions of product lines, businesses or technologies in an attempt to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology. We may not be able to obtain additional financing on terms favorable to us, if at all, and, as a result, we may be unable to expand our business or continue to pursue our current and future business strategies. Additionally, if we raise funds through debt financing, we may become subject to additional covenant restrictions and incur increased interest expense and principal payments. If we raise additional funds through further issuances of equity or securities convertible into equity, our existing shareholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
We expect our quarterly revenue and operating results to fluctuate. If we fail to meet the expectations of market analysts or investors, the market price of our common stock could decline substantially, and we could become subject to securities litigation.
Our quarterly revenue and operating results have fluctuated in the past and will likely vary from quarter to quarter in the future. You should not rely upon the results of one quarter as an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our common stock to decline substantially. If the price of our common stock is volatile or falls significantly below our initial public offering price, we may be the target of securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could adversely affect our business, results of operations or financial condition.
Our ability to use our net operating loss carryforwards will be subject to limitation.
As of March 31, 2007, we had aggregate federal and state net operating loss carryforwards of approximately $5.1 million. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us. For the fiscal year ending March 31, 2008, utilization of our net operating loss carryforwards will be limited to $3.0 million.
Our common stock has only recently been publicly traded and we expect that the price of our common stock will fluctuate substantially:
Prior to our recent IPO, there was no public market for shares of our common stock. An active public trading market may not be sustained. The market price of our common stock will continue to be affected by a number of factors, including:
•	fluctuations in our financial performance;

•	economic and stock market conditions generally and specifically as they may impact us, participants in our industry or comparable companies;

•	changes in financial estimates and recommendations by securities analysts following our common stock or comparable companies;

•	earnings and other announcements by, and changes in market evaluations of, us, participants in our industry or comparable companies;

•	changes in business or regulatory conditions affecting us, participants in our industry or comparable companies;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements or implementation by our competitors or us of acquisitions, technological innovations or new products, or other strategic actions by our competitors; or

•	trading volume of our common stock or the sale of stock by our management team, directors or principal shareholders.
Share price fluctuations may be exaggerated if the trading volume of our common stock is too low. The lack of a trading market may result in the loss of research coverage by securities analysts. Moreover, we cannot provide any assurance that any securities analysts will initiate or maintain research coverage of our company and our ordinary shares. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. Securities class action litigation has often been brought against companies following periods of volatility. Any securities litigation claims brought against us could result in substantial expense and divert management’s attention from the business.
Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or to prevent or detect material misstatements in our annual or interim consolidated financial statements in the future could result in inaccurate financial reporting, sanctions or securities litigation, or could otherwise harm our business.
As a public company, we are required to comply with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, regarding internal control over financial reporting. We are not currently in compliance with the requirements of Section 404, and the process of becoming compliant with Section 404 may divert internal resources and will take a significant amount of time and effort to complete. We may experience higher than anticipated operating expenses, as well as increased independent auditor fees during the implementation of these changes and thereafter. We are required to be compliant under Section 404 by the end of fiscal 2009, and at that time our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our auditors on our management’s assessment of our internal controls. Completing documentation of our internal control system and financial processes, remediation of control deficiencies and management testing of internal controls will require substantial effort by us. We cannot assure you that we will be able to complete the required management assessment by our reporting deadline. Failure to implement these changes timely, effectively or efficiently, could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
None
(b) Use of Proceeds
We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. The Registration Statement on Form S-1 (Reg. No. 333-145569) filed in connection with our initial public offering was declared effective by the Securities and Exchange Commission on December 18, 2007. The offering commenced on December 18, 2007 and did not terminate before any securities were sold. As of the date of this Quarterly Report on Form 10-Q, the offering has terminated. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 6,849,092 shares of our common stock were registered and sold in the offering by us and an additional 1,997,062 shares of common stock were registered and sold by the selling shareholders named in the Registration Statement. All the shares were sold at a price to the public of $13.00 per share.

The underwriters for our initial pubic offering were Thomas Weisel Partners LLC, which acted as the sole book-running manager, and Canaccord Adams Inc. and Pacific Growth Equities, LLC, which acted as co-managers. We paid the underwriters a commission of $6.2 million and incurred additional offering expenses of approximately $4.2 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $78.6 million.
No payments for such expenses were paid directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
We invested the net proceeds from our initial public offering in money market accounts. We currently plan to use the net proceeds from the offering for working capital and general corporate purposes, including to fund potential acquisitions. As of the date of this Quarterly Report on Form 10-Q, we have not entered into any purchase agreements, understandings or commitments with respect to any acquisitions. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).
(c) Purchases of Equity Securities by the Issuer and Affiliated Partners
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
The following table presents certain statistical data, cumulative from December 1, 2001 through December 31, 2007, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through December 31, 2007
(in thousands, unaudited)
HIF lighting systems sold(1)	1,048
Total units sold (including HIF lighting systems)	1,351
Customer kilowatt demand reduction(2)	304
Customer kilowatt hours saved(2)(3)	3,957,682
Customer electricity costs saved(4)	$304,742
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	3,859
Square footage retrofitted(6)	541,866

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 1.35 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the reduction of 0.241 kilowatts of electricity consumption per six-lamp equivalent unit we install and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2005, which is the most current full year for which this information is available, was $0.0814 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table.

(6)	Based on 1.35 million total units sold, which contain a total of approximately 7.0 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2008.

ORION ENERGY SYSTEMS, INC. Registrant
By	/s/ Daniel J. Waibel
Daniel J. Waibel
Chief Financial Officer

Exhibit Index to Form 10-Q for the Period Ended December 31, 2007
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.