Form 10-K
period 2008-03-31
ORION ENERGY SYSTEMS, INC.
filed 2008-06-27
CIK 1409375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33887
Orion Energy Systems, Inc.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1847269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1204 Pilgrim Road, Plymouth, WI	53073
(Address of principal executive offices)	(Zip Code)

(920) 892-9340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 28, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $22,635,834. Due to the lack of a public trading market at that time, this value was computed using a third party valuation of our common stock at $4.15 per common share and 5,454,418 shares outstanding held by non-affiliates.

At June 13, 2008, there were 27,005,107 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended March 31, 2008.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	our ability to compete in a highly competitive market and our ability to respond successfully to market competition;

•	the market acceptance of our products and services;

•	price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products;

•	loss of one or more key customers or suppliers;

•	a reduction in the price of electricity;

•	the cost to comply with, and the effects of, any current and future government regulations, laws and policies;

•	increased competition from government subsidiaries and utility incentive programs; and

•	our ability to effectively manage our anticipated growth.

You are urged to carefully consider these factors and the other factors described under Part I. Item 1A. “Risk Factors” when evaluating any forward-looking statements, and you should not place undue reliance on these forward-looking statements.

Except as required by applicable law, we assume no obligation to update any forward-looking statements publicly or to update the reasons why actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

ORION ENERGY SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2008

ITEM 1.	BUSINESS

The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Annual Report on Form 10-K. As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “Orion,” “we,” “us,” “our,” “the Company” and similar references are to Orion Energy Systems, Inc. and its consolidated subsidiaries.

Overview

We design, manufacture, market and implement energy management systems consisting primarily of high-performance, energy efficient lighting systems, controls and related services. Our energy management systems deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. The core of our energy management system is our high intensity fluorescent (HIF) lighting system that we estimate cuts our customers’ lighting-related electricity costs by approximately 50%, while increasing their quantity of light by approximately 50% and improving lighting quality when replacing traditional high intensity discharge (HID) fixtures. Our customers typically realize a two-to three -year payback period from electricity cost savings generated by our HIF lighting systems without considering utility incentives or government subsidies. We have sold and installed our HIF fixtures in over 3,655 facilities across North America, representing over 587 million square feet of commercial and industrial building space, including for 91 Fortune 500 companies, such as Coca-Cola Enterprises Inc., General Electric Co., Kraft Foods Inc., Newell Rubbermaid Inc., OfficeMax, Inc., and SYSCO Corp.

Our energy management system is comprised of: our HIF lighting system; our InteLite intelligent lighting controls; our Apollo Light Pipe, which collects and focuses renewable daylight and consumes no electricity; and integrated energy management services. We believe that the implementation of our complete energy management system enables our customers to further reduce electricity costs, while permanently reducing base and peak load demand from the electrical grid. From December 1, 2001 through March 31, 2008, we installed over 1,133,000 HIF lighting systems for our commercial and industrial customers. We are focused on leveraging this installed base to expand our customer relationships from single-site implementations of our HIF lighting systems to enterprise-wide roll-outs of our complete energy management system. We are also expanding our customer base by executing our systematized, multi-step sales process. We generally have focused on selling retrofit projects whereby we replace inefficient HID, fluorescent or incandescent systems. We generate approximately 75% of our revenue through direct sales relationships with end users and use a highly regimented sales process which we believe results in higher closing ratios than other models. We also continue to develop value added resellers that utilize this same sales process to increase overall market coverage and awareness in regional and local markets along with electrical contractors that provide installation services for these projects.

At the inception of our business in 1996, we were a distributor of compact fluorescent energy-efficient lighting products for the hospitality and agricultural markets. We developed and sold a proprietary fluorescent-based lighting fixture for agricultural applications under the Orion brand name in the late 1990s. Beginning in 2000, we began development of a high-performance lighting fixture for application in commercial and industrial facilities. In December 2001, we began manufacturing our HIF fixtures and sold our first Orion brand energy-efficient lighting fixture by marketing directly to end-users. In early fiscal 2005, we significantly expanded our production capabilities with the acquisition and equipping of our manufacturing center in Manitowoc. In fiscal 2005 and 2006, we focused on significantly increasing our sales volumes, particularly to Fortune 500 companies. In 2007 and 2008, we focused on the development of additional products and services to further reduce our customers energy costs and the development of refined sales and marketing processes for our dealer and contractor channels.

Our annual total revenue has increased from $12.4 million in fiscal 2004 to $80.7 million in fiscal 2008. We estimate that the use of our HIF fixtures has resulted in cumulative electricity cost savings for our customers of approximately $351 million and has reduced base and peak load electricity demand by approximately 334 megawatts (MW) through March 31, 2008. We estimate that this reduced electricity consumption has reduced associated indirect carbon dioxide emissions by approximately 4.4 million tons over the same period.

For a description of the assumptions behind our calculations of customer kilowatt demand reduction, customer kilowatt hours and electricity costs saved and reductions in indirect carbon dioxide emissions associated with our products used throughout this document, see the following table and notes.

Cumulative From
December 1, 2001
Through March 31, 2008
(In thousands, unaudited)

HIF lighting systems sold(1)	1,133
Total units sold (including HIF lighting systems)	1,465
Customer kilowatt demand reduction(2)	334
Customer kilowatt hours saved(2)(3)	4,563,331
Customer electricity costs saved(4)	$351,376
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	4,449
Square footage retrofitted(6)	586,763

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 1.465 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the reduction of 0.241 kilowatts of electricity consumption per six-lamp equivalent unit we install and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2006, which is the most current full year for which this information is available, was $.089 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table.

(6)	Based on 1.465 million total units sold, which contain a total of approximately 7.3 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

Our Industry

As a company focused on providing energy management systems, our market opportunity is created by growing electricity capacity shortages, underinvestment in transmission and distribution (T&D) infrastructure, high electricity and generating fuel costs and the high financial and environmental costs associated with adding generation capacity and upgrading the T&D infrastructure. The United States electricity market is characterized by rising demand, increasing electricity costs and power reliability issues due to continued constraints on generation and T&D capacity. Electricity demand is expected to grow steadily over the coming decades and significant challenges exist in meeting this increase in demand, including the environmental concerns associated with generation assets using fossil fuels. These constraints are causing governments, utilities and businesses to focus on demand reduction initiatives, including energy efficiency and other demand-side management solutions.

Today’s Electricity Market

Growing Demand for Electricity.  Demand for electricity in the United States has grown steadily in recent years and is expected to grow significantly for the foreseeable future. According to the Energy Information Administration (EIA), $326.5 billion was spent on electricity in 2006 in the United States, up from $207.7 billion in 1995, an increase of 57%. Additionally, the EIA identified that consumption was 3,660 billion kWh in 2005 and predicts it will increase by 41% to 5,168 billion kWh in 2030. As a result of this rapidly growing demand, the National Electric Reliability Council, or NERC, expects capacity margins to drop below minimum target levels in Texas, New England, the Mid-Atlantic, the Midwest and the Rocky Mountain area within the next two to three years. We believe that meeting this increasing domestic electricity demand will require either an increase in energy supply through capacity expansion, broader adoption of demand management programs, or a combination of these solutions.

Challenges to Capacity Expansion.  Based on the forecasted growth in electricity demand, the EIA estimates that the United States will require 292 gigawatts (GW) of new generating capacity between 2006 and 2030 (the equivalent of 584 power plants rated at an average of 500 MW each). According to data provided by the International Energy Agency (IEA), we estimate that new generating capacity and associated T&D investment will cost approximately $2.2 million per MW.

In addition to the high financial costs associated with adding power generation capacity, there are environmental concerns about the effects of emissions from additional power plants, especially coal-fired power plants. According to the IEA, global energy-related carbon dioxide emissions in 2030 are expected to exceed 2003 levels by 52%, with power generation expected to contribute to about half of this increase. Coal-fired plants, which generate significant emissions of carbon dioxide and other pollutants, are projected by the EIA to account for 54% of the power generation capacity expansion expected in the United States between 2006 and 2030. We believe that concerns over emissions may make it increasingly difficult for utilities to add coal-fired generating capacity. Clean coal energy initiatives are characterized by an uncertain legislative and regulatory framework and would involve substantial infrastructure cost to readily commercialize.

Although the EIA expects clean-burning natural gas-fired plants to account for 36% of total required domestic capacity additions, natural gas production has recently leveled off, which may make it difficult to fuel significant numbers of additional plants, and natural gas prices have approximately doubled in the last decade according to the EIA. Environmentally-friendly renewable energy alternatives, such as solar and wind, generally require subsidies and rebates to be cost competitive and do not provide continuous electricity generation. As a result, we do not believe that renewable energy sources will account for a meaningful percentage of overall electricity supply growth in the near term. We believe these challenges to expanding generating capacity will increase the need for energy efficiency initiatives to meet demand growth.

Underinvestment in Electricity Transmission and Distribution.  According to the Department of Energy (DOE), the majority of United States transmission lines, transformers and circuit breakers — the backbone of the United States T&D system — is more than 25 years old. The underinvestment in T&D infrastructure has led to well-documented power reliability issues, such as the August 2003 blackout that affected a number of states in the northeastern United States. To upgrade and maintain the United States T&D system, the Electric Power Research Institute, or EPRI, estimates that the United States will need to invest over $110 billion, or $5.5 billion per year, by 2025. This underinvestment is projected to become more pronounced as electricity demand grows. According to NERC, electricity demand is expected to increase by 19% between 2006 and 2015, while transmission capacity is expected to increase by only 7%.

High Electricity Costs.  The price of one kWh of electricity (in nominal dollars, including the effects of inflation) has reached historic highs, according to the EIA. Rising electricity prices, coupled with increasing electricity consumption, are resulting in increasing electricity costs, particularly for businesses. Based on the most recent EIA electricity rate and consumption data available, we estimate that commercial and industrial electricity expenditures rose 85% and 32%, respectively, from 1995 to 2006, and rose 6% and 7%, respectively, in comparing monthly expenditures in January 2007 and January 2008. As a result, we believe that electricity costs are an increasingly significant operating expense for businesses, particularly those with large commercial and industrial facilities.

Our Market Opportunity

We believe that energy efficiency measures represent permanent, cost-effective and environmentally-friendly alternatives to expanding electricity capacity in order to meet demand growth. The American Council for an Energy Efficient Economy, or ACEEE, estimates that the United States can save up to 25% to 30% of its estimated electricity usage from 2000 to 2020 by deploying all currently available cost-effective energy efficiency products and technologies across all sectors, the equivalent of approximately $70 billion per year in energy savings.

As a result, we believe governments, utilities and businesses are increasingly focused on demand reduction through energy efficiency and demand management programs. For example:

•	Thirty-four states have, through legislation or regulation, ordered utilities to design and fund programs that promote or deliver energy efficiency.

•	According to the Federal Energy Regulatory Commission (FERC), seventeen states have implemented, or are in the process of implementing Energy Efficiency Resource Standards (EERS) or have an energy efficiency component to the Renewable Portfolio Standard (RPS), which generally require utilities to allocate funds to energy efficiency programs to meet near-term savings targets set by state governments or regulatory authorities. These states include California, Texas, Colorado, New Jersey and Illinois. In addition, nine other states, including Michigan, Florida, New York, Massachusetts and Tennessee, are all considering the implementation of some form of EERS.

•	In recent years, there has also been an increasing focus on “decoupling,” a regulatory initiative designed to break the linkage between utility kWh sales and revenues, in order to remove the disincentives for utilities to promote load reducing initiatives. Decoupling aims to encourage utilities to actively promote energy efficiency by allowing utilities to generate revenues and returns on investment from employing energy management solutions. To date, nearly half of all states have adopted or are adopting forms of decoupling for gas or electric utilities.

One method utilities use to reduce demand is the implementation of demand response programs. Demand response is a method of reducing electricity usage during periods of peak demand in order to promote grid stability, either by temporarily curtailing end use or by shifting generation to backup sources, typically at customer facilities. While demand response is an effective tool for addressing peak demand, these programs typically reduce consumption for only up to 100 hours per year, based on demand conditions, and require end users to compromise their consumption patterns, for example by reducing lighting or air conditioning.

We believe that given the costs of adding new capacity and the limited number of hours that are addressed by current demand response initiatives, there is a significant opportunity for more comprehensive energy efficiency solutions to permanently reduce electricity demand during both peak and off-peak periods. We believe such solutions are a compelling way for businesses, utilities and regulators to meet rising demand in a cost-effective and environmentally-friendly manner. We also believe that, in order to gain acceptance among end users, energy efficiency solutions must offer substantial energy savings and return on investment, without requiring compromises in energy usage patterns.

The Role of Lighting

According to the DOE, lighting accounts for 22% of electric power consumption in the United States, with commercial and industrial lighting accounting for 65% of that amount. Based on this information, we estimate that approximately $28 billion was spent on electricity for lighting in the United States commercial and industrial sectors in 2007. Commercial and industrial facilities in the United States employ a variety of lighting technologies, including HID, traditional fluorescents and incandescent lighting fixtures. Our HIF lighting systems typically replace HID fixtures, which operate inefficiently and, according to Electrical Power Research Institute (EPRI), only convert approximately 36% of the energy they consume into visible light. The EIA estimates that as of 2003 there were 455,000 buildings in the United States representing 20.6 billion square feet that utilized HID lighting.

Our Solution

50/50 Value Proposition.  We estimate our HIF lighting systems generally reduce lighting-related electricity costs by approximately 50% compared to HID fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality. From December 1, 2001 through March 31, 2008, we believe that the use of our HIF fixtures has saved our customers $351 million in electricity costs and reduced their energy consumption by 4.6 billion kWh.

Multi-Facility Roll-Out Capability.  We offer our customers a single source, turn-key solution for project implementation in which we manage and maintain responsibility for entire multi-facility roll-outs of our energy management solutions across North American real estate portfolios. This capability allows us to offer our customers an orderly, timely and scheduled process for recognizing energy reductions and cost savings.

Rapid Payback Period.  In most retrofit projects where we replace HID fixtures, our customers typically realize a two- to three -year payback period on our HIF lighting systems. These returns are achieved without considering utility incentives or government subsidies (although subsidies and incentives are increasingly being made available to our customers and us in connection with the installation of our systems and further shorten payback periods).

Comprehensive Energy Management System.  Our comprehensive energy management system enables us to reduce our customers’ base and peak load electricity consumption. By replacing existing HID fixtures with our HIF lighting systems, our customers permanently reduce base load electricity consumption while significantly increasing their quantity and quality of light. We can also add intelligence to the customer’s lighting system through the implementation of our InteLite line of motion control and ambient light sensors. This gives our customers the ability to control and adjust lighting and energy use levels for additional cost savings. Finally, we offer a further reduction in electricity consumption through the installation and integration of our Apollo Light Pipe, which is a lens-based device that collects and focuses renewable daylight without consuming electricity. By integrating our Apollo Light Pipe and HIF lighting system with the intelligence of our InteLite product line, the output and electricity consumption of our HIF lighting systems can be automatically adjusted based on the level of natural light being provided by our Apollo Light Pipe and, in certain circumstances, our customers can light their facilities “off the grid” during peak hours of the day.

Easy Installation, Implementation and Maintenance.  Our HIF fixtures are designed with a lightweight construction and modular plug-and-play architecture that allows for fast and easy installation, facilitates maintenance and allows for easy integration of other components of our energy management system. We believe our system’s design reduces installation time and expense compared to other lighting solutions, which further improves our customers’ return on investment. We also believe that our use of standard components reduces our customers’ ongoing maintenance costs.

Base and Peak Load Relief for Utilities.  The implementation of our energy management systems can substantially reduce our customers’ electricity demand during peak and off-peak periods. Since commercial and industrial lighting represents approximately 14% of total energy usage in the United States, our systems can substantially reduce the need for additional base and peak load generation and distribution capacity, while reducing the impact of peak demand periods on the electrical grid. We estimate that the HIF fixtures we have installed from December 1, 2001 through March 31, 2008 have had the effect of reducing base and peak load demand by approximately 334 MW.

Environmental Benefits.  By permanently reducing electricity consumption, our energy management systems reduce associated indirect carbon dioxide emissions that would otherwise have resulted from generation of this energy. We estimate that one of our HIF lighting systems, when replacing a standard HID fixture, displaces 0.241 kW of electricity, which, based on information provided by the EPA, reduces a customer’s indirect carbon dioxide emissions by approximately 1.8 tons per year. Based on these figures, we estimate that the use of our HIF fixtures has reduced indirect carbon dioxide emissions by 4.4 million tons through March 31, 2008.

Our Competitive Strengths

Compelling Value Proposition.  By permanently reducing lighting-related electricity usage, our systems enable our commercial and industrial customers to achieve significant cost savings, without compromising the quantity or quality of light in their facilities. As a result, our energy management systems offer our customers a rapid return on their investment, without relying on government subsidies or utility incentives. We believe our ability to deliver improved lighting quality while reducing electricity costs differentiates our value proposition from other demand management solutions which require end users to alter the time, manner or duration of their electricity use to achieve cost savings. We also offer our customers a single source solution whereby we manage and are responsible for the entire project including installation and manufacturing across the entire North American real estate portfolio. Our ability to offer such a turn-key, national solution allows us to deliver energy reductions and cost savings to our customers in timely, orderly and planned multi-facility roll-outs.

Large and Growing Customer Base.  We have developed a large and growing national customer base, and have installed our products in over 3,600 commercial and industrial facilities across North America. As of March 31, 2008, we have completed or are in the process of completing retrofits in over 460 facilities for our 91 Fortune 500 customers. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers.

Systematized Sales Process.  We have invested substantial resources in the development of our innovative sales process. We primarily sell directly to our end user customers using a systematized multi-step sales process that focuses on our value proposition and provides our sales force with specific, identified tasks that govern their interactions with our customers from the point of lead generation through delivery of our products and services. Management of this process seeks to continually improve salesforce effectiveness while simultaneously improving salesforce efficiency. In addition, we have developed relationships with several hundred electrical contractors, who often have significant influence over the choice of lighting solutions that their customers adopt.

Innovative Technology.  We have developed a portfolio of 18 United States patents primarily covering various elements of our HIF fixtures. We believe these innovations allow our HIF fixtures to produce more light output per unit of input energy compared to competitive HIF product offerings. We also have ten patents pending that primarily cover various elements of our InteLite controls and our Apollo Light Pipe and certain business methods. To complement our innovative energy management products, we have introduced integrated energy management services to provide our customers with a turnkey solution either at a single facility or across North American facility footprints. We believe that our demonstrated ability to innovate provides us with significant competitive advantages. We believe that our HIF solutions offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID, fluorescent and light emitting diode (LED) light sources.

Strong, Experienced Leadership Team.  We have a strong and experienced senior management team led by our president and chief executive officer, Neal R. Verfuerth, who was the principal founder of our company in 1996 and invented many of the products that form our energy management system. Our senior executive management team of seven individuals has a combined 40 years of experience with our company and a combined 77 years of experience in the lighting and energy management industries.

Efficient, Scalable Manufacturing Process.  We have made significant investments in our manufacturing facility since fiscal 2005, including investments in production efficiencies, automated processes and modern production equipment. These investments have substantially increased our production capacity, which we expect will enable us to support substantially increased demand from our current level. In addition, these investments, combined with our modular product design and use of standard components, enable us to reduce our cost of revenue, while better controlling production quality and allowing us to be responsive to customer needs on a timely basis. We generally are able to deliver standard products within several weeks of receipt of order which leads to greater energy savings to customers through shorter implementation time frames. We believe the sales to implementation cycles for our competitors is substantially longer.

Our Growth Strategies

Leverage Existing Customer Base.  We are expanding our relationships with our existing customers by transitioning from single-site facility implementations to comprehensive enterprise-wide roll-outs of our HIF lighting systems. We also intend to leverage our large installed base of HIF lighting systems to implement all aspects of our energy management system for our existing customers.

Target Additional Customers.  We are expanding our base of commercial and industrial customers by executing our systematized sales process and by increasing our direct sales force. We focus our sales efforts in geographic locations where we already have existing customer sites. We plan to increase the visibility of our brand name and raise awareness of our value proposition by expanding our marketing efforts. In addition, we are implementing a sales and marketing program to leverage existing relationships and develop new relationships with electrical contractors and their customers.

Provide Load Relief to Utilities and Grid Operators.  Because commercial and industrial lighting represents a significant percentage of overall electricity usage, we believe that as we increase our market penetration, our systems will, in the aggregate, have a significant impact on reducing base and peak load electricity demand. We estimate our HIF lighting systems can generally eliminate demand at a cost of approximately $1.0 million per MW when used in replacement of typical HID fixtures, as compared to the IEA’s estimate of approximately $2.2 million per MW of capacity for new generation and T&D assets. We intend to market our energy management systems directly to utilities and grid operators as a lower-cost, permanent alternative to capacity expansion. We believe that utilities and grid operators may increasingly view our systems as a way to help them meet their requirements to provide reliable electric power to their customers in a cost-effective and environmentally-friendly manner. In addition, we believe that potential regulatory decoupling initiatives could increase the amount of incentives that utilities and grid operators will be willing to pay us or our customers for the installation of our systems.

Continue to Improve Operational Efficiencies.  We are focused on continually improving the efficiency of our operations to increase the profitability of our business. In our manufacturing operations, we pursue opportunities to reduce our materials, component and manufacturing costs through product engineering, manufacturing process improvements, research and development on alternative materials and components, volume purchasing and investments in manufacturing equipment and automation. We also seek to reduce our installation costs by training our authorized installers to perform retrofits more efficiently, and by aligning with regional installers to achieve volume discounts. We have also undertaken initiatives to achieve operating expense efficiencies by more effectively executing our systematized multi-step sales process and focusing on geographically-concentrated sales efforts. We believe that realizing these efficiencies will enhance our profitability and allow us to continue to deliver our compelling value proposition.

Develop New Sources of Revenue.  We recently introduced our InteLite and Apollo Light Pipe products to complement our core HIF lighting systems. We are continuing to develop new energy management products and services that can be utilized in connection with our current products, including intelligent HVAC integration controls, direct solar solutions, comprehensive lighting management software and controls and additional consulting services. We are also exploring opportunities to monetize emissions offsets based on our customers’ electricity savings from implementation of our energy management systems.

Products and Services

We provide a variety of products and services that together comprise our energy management system. The core of our energy management system is our HIF lighting system, which we primarily sell under the Compact Modular brand name. We offer our customers the option to build on our core HIF lighting system by adding our InteLite controls and Apollo Light Pipe. Together with these products, we offer our customers a variety of integrated energy management services such as system design, project management and installation. We refer to the combination of these products and services as our energy management system.

We currently generate, and have generated for the last three fiscal years, the substantial majority of our revenue from sales of our core HIF lighting systems and related products, all of which we believe constitute one class of products. We generated product revenue of $30.0 million, $40.2 million and $65.4 million in fiscal 2006, 2007 and

2008, respectively. We generated service revenue of $3.3 million, $8.0 million and $15.3 million in fiscal 2006, 2007 and 2008, respectively. In each of the last three fiscal years, sales of our Compact Modular contributed over 85% of our product revenue.

Products

The following is a description of our primary products:

The Compact Modular.  Our primary product is our line of high-performance HIF lighting systems, the Compact Modular, which includes a variety of fixture configurations to meet customer specifications. The Compact Modular generally operates at 224 watts per six-lamp fixture, compared to approximately 465 watts for the HID fixtures that it typically replaces. This wattage difference is the primary reason our HIF lighting systems are able to reduce electricity consumption by approximately 50% compared to HID fixtures. Our Compact Modular has a thermally efficient design that allows it to operate at significantly lower temperatures than HID fixtures and most other legacy lighting fixtures typically found in commercial and industrial facilities. Because of the lower operating temperatures of our fixtures, our ballasts and lamps operate more efficiently, allowing more electricity to be converted to light rather than to heat or vibration, while allowing these components to last longer before needing replacement. In addition, the heat reduction provided by installing our HIF lighting systems reduces the electricity consumption required to cool our customers’ facilities, which further reduces their electricity costs. The EPRI estimates that commercial buildings use 5% to 10% of their electricity consumption for cooling required to offset the heat generated by lighting fixtures.

In addition, our patented optically-efficient reflector increases light quantity by efficiently harvesting and focusing emitted light. We and some of our customers have conducted tests that generally show that our Compact Modular product line can increase light quantity in footcandles by approximately 50% when replacing HID fixtures. Further, we believe, based on customer data, that our Compact Modular products provide a greater quantity of light per watt than competing HIF fixtures.

The Compact Modular product line also includes our modular power pack, which enables us to customize our customers’ lighting systems to help achieve their specified lighting and energy savings goals. Our modular power pack integrates easily into a wide variety of electrical configurations at our customers’ facilities, allowing for faster and less expensive installation compared to lighting systems that require customized electrical connections. In addition, our HIF lighting systems are lightweight, which further reduces installation and maintenance costs.

InteLite Motion Control and Ambient Light Sensors.  Our InteLite products include motion control and ambient light sensors which can be programmed to turn individual fixtures on and off based on user-defined parameters regarding motion and/or light levels in a given area. Our InteLite products can be added to our HIF lighting systems at or after installation on a “plug and play” basis by coupling the sensors directly to the modular power pack. Because of their modular design, our InteLite products can be added to our energy management system easily and at lower cost when compared to lighting systems that require similar controls to be included at original installation or retrofitted.

Apollo Light Pipe.  Our Apollo Light Pipe is a lens-based device that collects and focuses renewable daylight, bringing natural light indoors without consuming electricity. Our Apollo Light Pipe is designed and manufactured to maximize light collection during times of low sun angles, such as those that occur during early morning and late afternoon. The Apollo Light Pipe produces maximum lighting “power” in peak summer months and during peak daylight hours, when electricity is most expensive. By integrating our Apollo Light Pipe with our HIF lighting systems and InteLite controls, the output and associated electricity consumption of our HIF lighting systems can be automatically adjusted based on the level of natural light being provided by our Apollo Light Pipe to offer further energy savings for our customers. In certain circumstances, our customers can light their facilities “off the grid” during peak hours of the day through the use of our integrated light system.

Wireless Controls.  We are currently in the final stages of testing our wireless control devices. These devices will allow our customers to remotely communicate with and give commands to individual light fixtures through web-based software, and will allow the customer to configure and easily change the control parameters of each individual sensor based on a variety of inputs and conditions. We expect to begin selling these products in fiscal 2009.

Other Products.  We also offer our customers a variety of other HIF fixtures to address their lighting and energy management needs, including fixtures designed for agribusinesses and private label resale.

The installation of our products generally requires the services of qualified and licensed professionals trained to deal with electrical components and systems.

Services

We are expanding the scope of our fee-based lighting-related energy management services. We provide our customers with, and derive revenue from, energy management services, such as:

•	comprehensive site assessment, which includes a review of the current lighting requirements and energy usage at the customer’s facility;

•	site field verification, where we perform a test implementation of our energy management system at a customer’s facility upon request;

•	utility incentive and government subsidy management, where we assist our customers in identifying, applying for and obtaining available utility incentives or government subsidies;

•	engineering design, which involves designing a customized system to suit our customer’s facility lighting and energy management needs, and providing the customer with a written analysis of the potential energy savings and lighting and environmental benefits associated with the designed system;

•	project management, which involves our working with the electrical contractor in overseeing and managing all phases of implementation from delivery through installation for a single facility or through multi-facility roll-outs tied to a defined project schedule;

•	installation services, which we provide through our national network of qualified third-party installers; and

•	recycling in connection with our retrofit installations, where we remove, dispose of and recycle our customer’s legacy lighting fixtures.

In addition, we have begun to place more emphasis on offering our products under a sales-type financing program, under which our customer’s purchase of our energy management systems may be financed through a third-party financing company without recourse to us.

Our warranty policy generally provides for a limited one-year warranty on our products. Ballasts, lamps and other electrical components are excluded from our standard warranty since they are covered by a separate warranty offered by the original equipment manufacturer. We coordinate and process customer warranty inquiries and claims, including inquiries and claims relating to ballast and lamp components, through our customer service department.

We are also expanding our offering of other energy management services that we believe will represent additional sources of revenue for us in the future. Those services primarily include review and management of electricity bills, as well as management and control of power quality and remote monitoring and control of our installed systems.

Our Customers

We primarily target commercial and industrial end users who have warehousing and manufacturing facilities. As of March 31, 2008, we have installed our products in 3,655 commercial and industrial facilities across

North America, including for 91 Fortune 500 companies. We have completed or are in the process of completing installations at over 450 facilities for these Fortune 500 customers. Our diversified customer base includes:

American Standard International Inc. Avery Dennison Corporation Big Lots Inc. Blyth Inc. Coca-Cola Enterprises Inc.	Ecolab, Inc. Gap, Inc. General Electric Co. Kraft Foods Inc. Newell Rubbermaid Inc.	OfficeMax, Inc. Pepsi Americas Inc. Sealed Air Corp. Sherwin-Williams Co.	SYSCO Corp. Textron, Inc. Toyota Motor Corp. United Stationers Inc.

For fiscal 2008, Coca-Cola Enterprises Inc. accounted for approximately 17.3% of our total revenue.

Sales and Marketing

We primarily sell our products directly to commercial and industrial customers using a systematized multi-step process that focuses on our value proposition and provides our sales force with specific, identified tasks that govern their interactions with our customers from the point of lead generation through delivery of our products and services. We intend to significantly expand our sales force in fiscal 2009.

We also sell our products and services indirectly to our customers through their electrical contractors or distributors, or to electrical contractors and distributors who buy our products and resell them to end users as part of an installed project. Even in cases where we sell through these indirect channels, we strive to have our own relationship with the end user customer.

We also sell our products on a wholesale basis to electrical contractors and value-added resellers. We often train our value-added resellers to implement our systematized sales process to more effectively resell our products to their customers. We attempt to leverage the customer relationships of these electrical contractors and value-added resellers to further extend the geographic scope of our selling efforts.

We are implementing a joint marketing initiative with electrical contractors designed to generate additional sales. We believe these relationships will allow us to increase penetration into the lighting retrofit market because electrical contractors often have significant influence over their customers’ lighting product selections.

We have historically focused our marketing efforts on traditional direct advertising, as well as developing brand awareness through customer education and active participation in trade shows and energy management seminars. In fiscal 2009, we intend to launch an expanded advertising and marketing campaign to increase the visibility of our brand name and raise awareness of our value proposition. These efforts include participating in national, regional and local trade organizations, exhibiting at trade shows, executing targeted direct mail campaigns, advertising in select publications, public relations campaigns and other lead generation and brand building initiatives. We are also actively training contractors and partners on how to effectively represent our product offering and have designed an intensive classroom training program, Orion University, to complement the energy management workshops we conduct in the field.

Competition

The market for energy management products and services is fragmented. We face strong competition primarily from manufacturers and distributors of energy management products and services as well as electrical contractors. We compete primarily on the basis of technology, quality, customer relationships, energy efficiency, customer service and marketing support.

There are a number of lighting fixture manufacturers that sell HIF products that compete with our Compact Modular product line. Some of these manufacturers also sell HID products that compete with our HIF lighting systems, including Cooper Industries, Ltd., Ruud Lighting, Inc. and Acuity Brands, Inc. These companies generally have large, diverse product lines. Many of these competitors are better capitalized than we are, have strong existing customer relationships, greater name recognition, and more extensive engineering and marketing capabilities. We also compete for sales of our HIF lighting systems with manufacturers and suppliers of older fluorescent technology in the retrofit market. Some of the manufacturers of HIF and HID products that compete with our HIF lighting systems sell their systems at a lower initial capital cost than the cost at which we sell our systems, although we believe based on our industry experience that these systems generally do not deliver the light quality and the cost savings that our HIF lighting systems deliver over the long-term.

Many of our competitors market their manufactured lighting and other products primarily to distributors who resell their products for use in new commercial, residential, and industrial construction. These distributors, such as Graybar Electric Company, Gexpro (GE Supply) and W.W. Grainger, Inc., generally have large customer bases and wide distribution networks and supply to electrical contractors.

We also face competition from companies who provide energy management services. Some of these competitors, such as Johnson Controls, Inc. and Honeywell International, provide basic systems and controls designed to further energy efficiency. Other competitors provide demand response systems that compete with our energy management systems, such as Comverge, Inc. and EnerNOC, Inc.

Intellectual Property

We have been issued 18 United States patents, and have applied for ten additional United States patents. The patented and patent pending technologies include the following:

•	Portions of our core HIF lighting technology (including our optically efficient reflector and some of our thermally efficient fixture I-frame constructions) are patented.

•	Our ballast assembly method is patent pending.

•	Our light pipe technology and its manufacturing methods are patent pending.

•	Our wireless lighting control system is patent pending.

•	The technology and methodology of our sales-type financing program is patent pending.

Our 18 United States patents have expiration dates ranging from 2015 to 2024, with slightly less than half of these patents having expiration dates of 2021 or later.

We believe that our patent portfolio as a whole is material to our business. In April 2008, we acquired all past, present and future rights to intellectual property rights that had previously been held personally by our chief executive officer. We also believe that our patents covering certain component parts of our Compact Modular, including our thermally efficient I-frame and our optically efficient reflector, are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects. See “Risk Factors — Risks Related to Our Business — Our inability to protect our intellectual property, or our involvement in damaging and disruptive intellectual property litigation, could negatively affect our business and results of operations and financial condition or result in the loss of use of the product or service.”

Manufacturing and Distribution

We own an approximately 266,000 square foot manufacturing and distribution facility located in Manitowoc, Wisconsin. Since fiscal 2005, we have made significant investments in new equipment and in the development of our workforce to expand our internal production capabilities and increase production capacity. As a result of these investments, we are generally able to manufacture and assemble our products internally. We supplement our in-house production with outsourcing contracts as required to meet short-term production needs. We believe we have sufficient production capacity to support a substantial expansion of our business.

We generally maintain a significant supply of raw material and purchased and manufactured component inventory. We manufacture products to order and are typically able to ship most orders within 30 days of our receipt of a purchase order. We contract with transportation companies to ship our products and we manage all aspects of distribution logistics. We generally ship our products directly to the end user.

Research and Development

Our research and development efforts are centered on developing new products and technologies, enhancing existing products, and improving operational and manufacturing efficiencies. The products, technologies and services we are developing are focused on increasing end user energy efficiency. We are also developing intelligent HVAC integration controls, direct solar solutions and comprehensive lighting management software. Our research and development expenditures were $1.2 million during fiscal 2006, $1.1 million during fiscal 2007 and $1.8 million during our fiscal 2008.

Regulation

Our operations are subject to federal, state, and local laws and regulations governing, among other things, emissions to air, discharge to water, the remediation of contaminated properties and the generation, handling, storage transportation, treatment, and disposal of, and exposure to, waste and other materials, as well as laws and regulations relating to occupational health and safety. We believe that our business, operations, and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations.

State, county or municipal statutes often require that a licensed electrician be present and supervise each retrofit project. Further, all installations of electrical fixtures are subject to compliance with electrical codes in virtually all jurisdictions in the United States. In cases where we engage independent contractors to perform our retrofit projects, we believe that compliance with these laws and regulations is the responsibility of the applicable contractor.

Employees

As of March 31, 2008, we had approximately 220 full-time employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors set forth below and in other reports that we file from time to time with the Securities and Exchange Commission and the other information in this Annual Report on Form 10-K. The matters discussed in the risk factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operation and future growth prospects and could cause the trading price of our common stock to decline.

We have a limited operating history, have previously incurred net losses, and only recently achieved profitability that we may not be able to sustain.

We began operating in April 1996 and first achieved a full fiscal year of profitability in fiscal 2003. However, we incurred net losses attributable to common shareholders of $2.3 million and $1.6 million in fiscal 2005 and 2006, respectively, before achieving net income attributable to common shareholders of $0.4 million in fiscal 2007 and $3.4 million in fiscal 2008. As a result of our limited operating history, we have limited financial data that can be used to evaluate our business, strategies, performance, prospects, revenue or profitability potential or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies at our stage of development and in our market.

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

Our continued success depends upon the continued availability, contributions, skills, experience and effort of our senior management. We are particularly dependent on the services of Neal R. Verfuerth, our president, chief executive officer and principal founder. Mr. Verfuerth has major responsibilities with respect to sales, engineering, product development and executive administration. We do not have a formal succession plan in place for Mr. Verfuerth. Our current employment agreement with Mr. Verfuerth does not guarantee his services for a specified period of time. All of the current employment agreements with our senior management team may be terminated by the employee at any time and without notice. While all such agreements include noncompetition and confidentiality covenants, there can be no assurance that such provisions will be enforceable or adequately protect us. The loss of the services of any of these persons might impede our operations or the achievement of our strategic and financial objectives, and we may not be able to attract and retain individuals with the same or similar level of experience or expertise. Additionally, while we have key man insurance on the lives of Mr. Verfuerth and other members of our senior management team, such insurance may not adequately compensate us for the loss of these individuals. The loss or interruption of the service of members of our senior management, particularly Mr. Verfuerth, or our inability to attract or retain other qualified personnel could have a material adverse effect on our ability to expand our business, implement our strategy or maintain profitable operations.

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

We depend on certain key suppliers for the raw materials and key components that we require for our current products, including sheet, coiled and specialty reflective aluminum, power supplies, ballasts and lamps. In particular, we buy most of our specialty reflective aluminum from a single supplier and we also purchase most of our ballast and lamp components from a single supplier. Purchases of components from our current primary ballast and lamp supplier constituted 26% and 28% of our total cost of revenue in fiscal 2007 and fiscal 2008, respectively. If these components become unavailable, or our relationships with suppliers become strained, particularly as relates to our primary suppliers, our results of operations and financial condition could be materially adversely affected.

We experienced component quality problems related to certain suppliers in the past, and our current suppliers may not deliver satisfactory components in the future.

In fiscal 2003 through fiscal 2005, we experienced higher than normal failure rates with certain components purchased from two suppliers. These quality issues led to an increase in warranty claims from our customers and we recorded warranty expenses of approximately $0.1 million and $0.7 million in fiscal 2005 and fiscal 2006, respectively. We may experience quality problems with suppliers in the future, which could decrease our gross margin and profitability, lengthen our sales cycles, adversely affect our customer relations and future sales prospects and subject our business to negative publicity. Additionally, we sometimes satisfy warranty claims even if they are not covered by our general warranty policy as a customer accommodation. If we were to experience quality problems with the ballasts or lamps purchased from our primary ballast and lamp supplier, these adverse consequences could be magnified, and our results of operations and financial condition could be materially adversely affected.

We depend upon a limited number of customers in any given period to generate a substantial portion of our revenue.

We do not have long-term contracts with our customers, and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 39% and 46%, respectively, of our total revenue for the fiscal years ended March 31, 2007 and 2008. No single customer accounted for more than 9% of our revenue in any prior fiscal years, although Coca-Cola Enterprises Inc. accounted for approximately 17% of our total revenue for the fiscal year ended March 31, 2008. We expect large retrofit and roll-out projects to become a greater component of our total revenue in the near term. As a result, we may experience more customer concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant customers could have a material adverse effect on our results of operations in any given future period.

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

We are currently subject to securities class action litigation, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

In February and March 2008, purported class action lawsuits were filed against us, certain of our executive officers, all members of our Board of Directors and certain underwriters from our December 2007 initial public offering of our common stock by investors alleging violations of the Securities Act of 1933. While we believe we have substantial legal and factual defenses to each of the claims in these lawsuits and we will vigorously defend the lawsuits, the outcome of litigation is difficult to predict and quantify, and the defense against such claims or actions can be costly. In addition to decreasing sales and profitability, diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition, results of operations and cash flows. Additionally, publicity about these claims may harm our reputation or prospects and adversely affect our results.

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

As of March 31, 2008, we had aggregate federal net operating loss carryforwards of $1.8 million and state net operating loss carryforwards of approximately $2.3 million. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us. For the fiscal year ending March 31, 2008, utilization of our net operating loss carryforwards was limited to $3.0 million.

Our common stock has only recently been publicly traded and we expect that the price of our common stock will fluctuate substantially.

Prior to our December 2007 IPO, there was no public market for shares of our common stock. An active public trading market may not be sustained. The market price of our common stock will continue to be affected by a number of factors, including:

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

Share price fluctuations may be exaggerated if the trading volume of our common stock is too low. The lack of an active trading market may result in the loss of research coverage by securities analysts. Moreover, we cannot provide any assurance that any securities analysts will maintain research coverage of our company and shares of our common stock. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. If these analysts do not continue to provide adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

In connection with the audit of our fiscal 2008 consolidated financial statements, our independent registered public accounting firm identified certain significant deficiencies in our internal control over financial reporting. These identified significant deficiencies included (i) our lack of segregation of certain key duties; (ii) our need for enhanced restrictions on user access to certain of our software programs; (iii) the necessity for us to implement an enhanced project tracking/deferred revenue accounting system to recognize the complexities of our business processes and, ultimately, the recognition of revenue and deferred revenue; and (iv) our need for improved financial statement closing and reporting processes. All of these significant deficiencies identified in connection with the audit of our fiscal 2008 consolidated financial statements were previously identified as significant deficiencies in connection with the audit of our fiscal 2007 consolidated financial statements. We may not be able to remediate these significant deficiencies in a timely manner, which may subject us to sanctions or investigation by regulatory authorities, including the Securities and Exchange Commission, or SEC, or the Nasdaq Global Market, and cause investors to lose confidence in our financial information, which in turn could cause the market price of our common stock to significantly decrease. [See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Control over Financial Reporting.”]

If we are unable to maintain effective control over financial reporting, such conclusion would be disclosed in our Annual Report on Form 10-K for the year ending March 31, 2009. In the future, we may identify material weaknesses and significant deficiencies which we may not be able to remediate in a timely manner. If we fail to maintain effective internal control over financial reporting in accordance with Section 404, we will not be able to conclude that we have and maintain effective internal control over financial reporting or our independent registered accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq Global Market, and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to significantly decrease. We may also be required to restate our financial statements from prior periods.

The market price of our common stock could be adversely affected by future sales of our common stock in the public market.

Our executive officers and directors and most of our stockholders entered into lock-up agreements in connection with our IPO, pursuant to which they agreed, subject to certain exceptions and extensions, not to sell or transfer, directly or indirectly, any shares of our common stock (including any securities convertible or exchangeable or exercisable for any shares of our common stock) for a certain period of time from the date of our final prospectus related to our IPO or, with respect to certain persons and subject to certain exceptions and extensions, to make any demand or exercise any registration rights during such period with respect to such shares. This lock-up period expired on June 15, 2008, and such persons are currently able to sell their shares and, with respect to certain persons, exercise registration rights to cause them to be registered. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

Anti-takeover provisions included in the Wisconsin Business Corporation Law and provisions in our amended and restated articles of incorporation or bylaws could delay or prevent a change of control of our company, which could adversely impact the value of our common stock and may prevent or frustrate attempts by our shareholders to replace or remove our current board of directors or management.

A change of control of our company may be discouraged, delayed or prevented by certain provisions of the Wisconsin Business Corporation Law. These provisions generally restrict a broad range of business combinations between a Wisconsin corporation and a shareholder owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated articles of incorporation, including our staggered board of directors and our ability to issue “blank check” preferred stock, as well as the provisions of our amended and restated bylaws and Wisconsin law, could make it more difficult for shareholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including to delay or impede a merger, tender offer or proxy contest involving our company. In addition, our employment arrangements with senior management provide for severance payments and accelerated vesting of benefits, including accelerated vesting of stock options, upon a change of control. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby adversely affecting the market price of our common stock. These provisions may also discourage or prevent a change of control or result in a lower price per share paid to our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our approximately 266,000 square foot manufacturing and distribution facility in Manitowoc, Wisconsin. We have begun construction on our new approximately 65,000 square foot technology center at our Manitowoc manufacturing and distribution facility. We own our approximately 23,000 square foot corporate headquarters in Plymouth, Wisconsin. This facility houses our executive and corporate services offices, sales and implementation team, custom fabrication facilities and warehouse space.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of our business. In addition to ordinary-course litigation, we are a party to the litigation described below.

In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers, all members of our board of directors, and certain underwriters from our December 2007 initial public offering. The plaintiffs claim to represent certain persons who purchased shares of our common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in the registration statement and prospectus. The claims allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.

We believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaints, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will be successful, and an adverse resolution of any of the lawsuits could have a material effect on our consolidated financial position and the results of operations in the period in which a lawsuit is resolved. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of our Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “OESX” since December 19, 2007. Prior to this time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on The Nasdaq Global Market since our IPO for the periods indicated.

Fiscal 2008

	High	Low

Third Quarter (beginning December 19, 2007)	$22.46	$16.86
Fourth Quarter	$20.51	$6.56

Stockholders

The closing sales price of our common stock on The Nasdaq Global Market as of June 13, 2008 was $10.88. As of June 13, 2008 there were approximately 512 record holders of the 27,005,107 outstanding shares of our common stock. The number of record holders does not include stockholders for whom shares are held in a “nominee” or “street” name.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions (including those under our loan agreements) and other factors that our board of directors deems relevant.

Use of Proceeds from our Public Offering

We registered shares of our common stock in connection with our IPO under the Securities Act of 1933, as amended. The Registration Statement on Form S-1 (Reg. No. 333-145569) filed in connection with our initial public offering was declared effective by the Securities and Exchange Commission on December 18, 2007. The offering commenced on December 18, 2007 and did not terminate before any securities were sold. As of the date of this filing, the offering has terminated. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 6,849,092 shares of our common stock were registered and sold in the offering by us and an additional 1,997,062 shares of common stock were registered and sold by the selling shareholders named in the Registration Statement. All shares were sold at a price to the public of $13.00 per share.

The underwriters for our initial public offering were Thomas Weisel Partners LLC, which acted as the sole book-running manager, and Canaccord Adams Inc. and Pacific Growth Equities, LLC, which acted as co-managers. We paid the underwriters a commission of $6.2 million and incurred additional offering expenses of approximately $4.2 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $78.6 million.

No payments for such expenses were paid directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We invested the net proceeds from our initial public offering in money market accounts. We currently plan to use the net proceeds from the offering for working capital and general corporate purposes, including to fund potential acquisitions. As of the date of this filing, we have not entered into any purchase agreements, understandings or commitments with respect to any acquisitions. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under the 2003 Stock Option Plan and the 2004 Equity Incentive Plan as of March 31, 2008.

Equity Compensation Plan Information

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuances Under the
Plan Category	Outstanding Options	Outstanding Options	Equity Compensation Plans

Equity Compensation plans approved by security holders(1)	4,716,022	$2.30	1,482,058

(1)	Approved before our initial public offering.

Unregistered Sales of Securities

During the year ended March 31, 2008, we made the following issuances of securities which were not registered under the Securities Act:

On August 3, 2007, we issued and sold $10.6 million of 6% convertible subordinated notes to three institutional accredited investors. The notes were converted into 2,360,802 shares of common stock at a price of $4.49 in December 2007 upon completion of our initial public offering. No underwriters were involved in the sale of these convertible notes.

From April 2007 until December 2007, we granted options to employees and directors to purchase an aggregate of 479,432 shares of our common stock pursuant to our stock option plans, at a weighted average exercise price of $4.25 per share. In addition, we issued 1,156,859 shares of common stock in connection with the exercise of outstanding stock options and warrants at a weighted average exercise price of $1.63 per share. These option exercises resulted in aggregate proceeds to us of approximately $1,889,130. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.

Stock Price Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 19, 2007, the date we priced our stock pursuant to our initial public offering, through March 31, 2008, for (1) our common stock, (2) the Russell 2000 Index and (3) The Nasdaq Clean Edge U.S. Index. After December 31, 2007, measurement points are the last trading day prior to the end of each week through March 31, 2008. Returns are based upon historical amounts and are not intended to suggest future performance. Data for the Russell 2000 Index and the Nasdaq Clean Edge U.S. Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	December 19,	March 31,
	2007	2008
Orion Energy Systems, Inc.	$100	$73
Russell 2000 Index	$100	$91
NASDAQ Clean Edge U.S. Index	$100	$73

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended March 31, 2006, 2007 and 2008 and the consolidated balance sheet data as of March 31, 2007 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated statements of operations for the years ended March 31, 2004 and 2005 and the consolidated balance sheet data as of March 31, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements which are not included in this Form 10-K. The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)

Consolidated statements of operations data:
Product revenue	$12,031	$19,628	$29,993	$40,201	$65,359
Service revenue	392	2,155	3,287	7,982	15,328

Total revenue	12,423	21,783	33,280	48,183	80,687
Cost of product revenue(1)	7,016	12,099	20,225	26,511	42,127
Cost of service revenue	360	1,944	2,299	5,976	10,335

Total cost of revenue	7,376	14,043	22,524	32,487	52,462

Gross profit	5,047	7,740	10,756	15,696	28,225
General and administrative expenses(1)	1,927	3,461	4,875	6,162	10,200
Sales and marketing expenses(1)	2,381	5,416	5,991	6,459	8,832
Research and development expenses(1)	261	213	1,171	1,078	1,832

Income (loss) from operations	478	(1,350)	(1,281)	1,997	7,361
Interest expense	222	570	1,051	1,044	1,390
Dividend and interest income	—	3	5	201	1,189

Income (loss) before income tax and cumulative effect of change in accounting principle	256	(1,917)	(2,327)	1,154	7,160
Income tax expense (benefit)	102	(702)	(762)	225	2,750

Income (loss) before cumulative change in accounting principle	154	(1,215)	(1,565)	929	4,410
Cumulative effect of change in accounting principle, net	—	(57)	—	—	—

Net income (loss)	154	(1,272)	(1,565)	929	4,410
Accretion of redeemable preferred stock and preferred stock dividends(2)	(122)	(104)	(3)	(201)	(225)
Conversion of preferred stock(3)	—	(972)	—	(83)	—
Participation rights of preferred stock in undistributed earnings(4)	(6)	—	—	(205)	(775)

Net income (loss) attributable to common shareholders	$26	$(2,348)	$(1,568)	$440	$3,410

Net income (loss) per share attributable to common shareholders:
Basic	$0.00	$(0.36)	$(0.18)	$0.05	$0.22
Diluted	$0.00	$(0.36)	$(0.18)	$0.05	$0.19
Weighted average shares outstanding:
Basic	6,197	6,470	8,524	9,080	15,548
Diluted	10,218	6,470	8,524	16,433	23,454

	As of March 31,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$107	$493	$1,089	$285	$78,312
Short-term investments	—	—	—	—	2,404
Total assets	11,147	21,397	24,738	33,583	130,702
Long-term debt, less current maturities	4,796	7,921	10,492	10,603	4,473
Temporary equity (Series C convertible redeemable preferred stock)	—	—	—	4,953	—
Series A convertible preferred stock	1,007	116	116	—	—
Series B convertible preferred stock	779	4,167	5,591	5,959	—
Shareholder notes receivable	(104)	(246)	(398)	(2,128)	—
Shareholders’ equity	$3,448	$5,699	$6,622	$9,355	$113,190

(1)	Includes stock-based compensation expense recognized under SFAS 123(R) as follows:

	Fiscal Year Ended March 31,
	2007	2008
	(In thousands)

Cost of product revenue	$24	$122
General and administrative expenses	154	852
Sales and marketing expenses	153	375
Research and development expenses	32	42

Total stock-based compensation expense	$363	$1,391

(2)	For fiscal 2007 and 2008, represents the impact attributable to the accretion of accumulated dividends on our Series C preferred stock, plus accumulated dividends on our Series A preferred stock prior to its conversion into common stock on March 31, 2007. The Series C preferred converted automatically into common stock on a one-for-one basis upon the closing of our IPO and our obligation to pay accumulated dividends was extinguished. For fiscal 2005 and 2006, represents accumulated dividends on our Series A preferred stock prior to its conversion into common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Expense Components — Accretion of Preferred Stock and Preferred Stock Dividends.”

(3)	Represents the estimated fair market value of the premium paid to holders of Series A preferred stock upon induced conversion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Expense Components — Conversion of Preferred Stock.”

(4)	Represents undistributed earnings allocated to participating preferred shareholders as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Expense Components — Participation Rights of Preferred Stock in Undistributed Earnings.” All of our preferred stock converted automatically into common stock on a one-for-one basis upon the closing of our IPO, thereby ending our requirement to allocate any undistributed earnings to our preferred shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements, including the related notes, and the other financial information appearing elsewhere in this Annual Report on Form 10-K. See also “Forward-Looking Statements” and Item 1A. “Risk Factors.”

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

We have sold and installed more than 1,133,000 of our HIF lighting systems in over 3,655 facilities from December 1, 2001 through March 31, 2008. We have sold our products to 91 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top customers by revenue in fiscal 2008 included Coca-Cola Enterprises Inc., Kraft Foods Inc., Sherwin Williams Co., Kroger Co., SYSCO Corp. and Anheuser-Busch Companies, Inc.

Our fiscal year ends on March 31. We call our fiscal years ended March 31, 2006, 2007 and 2008, “fiscal 2006,” “fiscal 2007” and “fiscal 2008,” respectively. Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Revenue and Expense Components

Revenue.  We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services historically have been completed prior to product shipment and revenue from such services was included in product revenue because evidence of fair value for these services did not exist. We are continuing to increase our efforts in selling through our contractor and value-added reseller channels with marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 25% of our total revenue volume in fiscal 2008 and we expect the growth of these channels to keep pace with overall company growth in fiscal 2009.

We recognize revenue on product only sales at the time of shipment. For projects consisting of multiple elements of revenue, such as a combination of product sales and services, we separate the project into separate units of accounting based on their relative fair values for revenue recognition purposes. Additionally, the deferral of revenue on a delivered element may be required if such revenue is contingent upon the delivery of the remaining undelivered elements. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their fair value, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred. We also offer our products under a sales-type financing program where we finance our customer’s purchase. The contractual future cash flows and residual rights to the related equipment are then sold without recourse to a third party finance company. We recognize revenue for the net present value of the future payments from the finance company upon completion of the project. See “— Critical Accounting Policies and Estimates.” Revenue recognized from our sales-type financing program has historically been immaterial as a percentage of our total revenue. In the future, we expect an increase in volume of sales that utilize the financing program.

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 27%, 39% and 46% of our total revenue for fiscal 2006, fiscal 2007 and fiscal 2008, respectively. One customer accounted for approximately 17% of our total revenue for fiscal 2008. As large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services and our sales-type financing program; (v) our execution of our sales process; (vi) the selling price of our products and services; (vii) changes in capital investment levels by our customers and prospects; and (viii) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results. We expect our total revenue to increase in fiscal 2009 primarily as we solicit new customers, expand our joint lead generation and sales initiative with electrical contractors and value-added resellers, expand our sales force and sales locations, roll-out our products and services to multiple customer locations and attempt to expand implementation of all aspects of our energy management system for existing national customers.

Backlog.  We define backlog as the total contractual value of all firm orders received for our lighting products and services. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include national contracts that have been negotiated, but we have not yet received a purchase order for the specific location. As of March 31, 2008, we had a backlog of firm purchase orders of approximately $4.4 million. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally, as a result of the continued shortening of our customer sales cycles and short shipment and installation cycles, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue.  Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 28% of our total cost of revenue for fiscal 2008. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. Toward the end of fiscal 2008, we began to bring some of our processes performed at outside suppliers internal to help us better manage delivery lead time, control process quality and manage inventory supply. We installed a coating line and acquired new production fabrication equipment. Each of these production items provide us with additional capacity to continue to support our anticipated revenue growth. We expect that these processes will reduce overall unit costs as the equipment becomes fully utilized.

Gross Margin.  Our gross profit has been and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our mix of large retrofit and multi-facility roll-out projects with national accounts; (ii) the level of our wholesale sales (which generally have historically resulted in higher relative gross margins, but lower relative net margins, than our sales to direct customers); (iii) our realization rate on our billable services (which generally have recently resulted in higher relative gross margins than product revenue); (iv) our project pricing; (v) our level of warranty claims; (vi) our level of utilization of our manufacturing facilities and related absorption of our manufacturing overhead costs; (vii) our level of efficiencies in our manufacturing operations; and (viii) our level of efficiencies from our subcontracted installation service providers. As a result, our gross margin may be subject to annual and quarterly variation.

Operating Expenses.  Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense and we expect these costs to increase on an absolute dollar basis in fiscal 2009 as a result of our planned expansion of our sales force, as well as contemplated additions to our personnel infrastructure, as we attempt to generate and support additional revenue growth.

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

In addition to expected increased administrative personnel costs, we expect to incur increased general and administrative expenses in connection with our becoming a public company, including increased accounting, audit, investor relations, legal and support services and Sarbanes-Oxley compliance fees and expenses. We also expect our sales and marketing expenses to substantially increase in the near term as we further increase the number of our sales people and sales locations and market our products, brands and trade names, including our planned expanded advertising and promotional campaign. Additionally, we expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.

In fiscal 2007, we began recognizing compensation expense for the fair value of our stock option awards granted over their related vesting period using the modified prospective method of adoption under the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Prior to fiscal 2007, we accounted for our stock option awards under the intrinsic value method under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and we did not recognize the fair value expense of our stock option awards in our statements of operations, although we did report our pro forma stock option award fair value expense in the footnotes to our financial statements. We recognized $0.4 million and $1.4 million of stock-based compensation expense in fiscal 2007 and fiscal 2008. As a result of prior option grants, including option grants in fiscal 2008, we expect to recognize an additional $4.2 million of stock-based compensation over a weighted average period of approximately six years. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.

Interest Expense.  Our interest expense is comprised primarily of interest expense on outstanding borrowings under our revolving credit facility and our other long-term debt obligations described under “— Liquidity and Capital Resources — Indebtedness” below, including the amortization of previously incurred financing costs. Our interest expense also has historically included guarantee fees previously paid to our chief executive officer in connection with his guarantees of various of our debt obligations. These guarantees have been released. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from six to fifteen years.

Dividend and Interest Income.  Our dividend income consists of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provide for annual dividend payments to us of $0.1 million. We also report interest income earned on our cash and cash equivalents and short term investments. For fiscal 2009, we anticipate that our interest income will increase from prior years as a result of interest income from the investment of our IPO proceeds.

Income Taxes.  As of March 31, 2008, we had net operating loss carryforwards of approximately $1.8 million for federal tax purposes and $2.3 million for state tax purposes. Included in these loss carryforwards were $1.8 million for federal and $1.3 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal and state credit carryforwards of approximately $0.3 million and $0.5 million, respectively, as of March 31, 2008. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2016 and 2027. Our income before income tax in fiscal 2008 was $7.2 million. If we maintain this level of income before income tax in future fiscal years, we would expect to utilize our federal net operating loss carryforwards in the next fiscal year. State net operating loss carryforwards would be utilized over approximately 5 fiscal years or a shorter period if our income before income taxes increases further.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007, issuances and transfers of our stock caused an ownership change that limited the utilization of past net operating loss carryforwards during fiscal 2008 to $3.0 million. We do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us.

A valuation allowance against our deferred tax assets as of March 31, 2008 has not been provided because we believe that it is more likely than not that our deferred tax assets will be fully realized. The factors included in this assessment were our recognition of income before taxes of $1.2 million in fiscal 2007 and $7.2 million in fiscal 2008 and our anticipated fiscal 2009 revenue growth.

Accretion of Preferred Stock and Preferred Stock Dividends.  Our accretion of redeemable preferred stock and preferred stock dividends consisted of accumulated unpaid dividends on our Series A and Series C preferred stock during the periods that such shares were outstanding. The terms of our Series C preferred stock provided for a 6% per annum cumulative dividend unless we completed a qualified initial public offering or sale. As a result, the carrying amount of our Series C preferred stock were increased each period to reflect the accretion of accumulated unpaid dividends. The obligation to pay these accumulated unpaid dividends was extinguished upon conversion of the Series C preferred stock because our initial public offering constituted a qualified initial public offering under the terms of our Series C preferred stock. The Series C preferred stock automatically converted into common stock upon closing of our initial public offering, and the carrying amount of our Series C preferred stock, along with accumulated unpaid dividends, was credited to additional paid-in capital at that time. Our Series A preferred stock was issued beginning in fiscal 2000 and provided for a 12% per annum cumulative dividend. Our Series A preferred stock was converted into shares of our common stock in fiscal 2005 and fiscal 2007 as described under “— Conversion of Preferred Stock.”

Conversion of Preferred Stock.  In fiscal 2005, we offered our holders of then outstanding Series A preferred stock the opportunity to convert each of their Series A preferred shares, together with the accumulated unpaid dividends thereon and their other rights and preferences related thereto, into three shares of our common stock. Since the Series A preferred shareholders had the existing right to convert each of their Series A preferred shares into two shares of common stock, we determined that the increase in the conversion ratio from two to three shares of common stock was an inducement offer. As a result, we accounted for the value of the change in this conversion ratio as an increase to additional paid-in capital and a charge to our accumulated deficit at the time of conversion. In fiscal 2005, 648,010 outstanding Series A preferred shares were converted into shares of our common stock. The remaining 20,000 outstanding Series A preferred shares were converted into shares of our common stock on March 31, 2007. The premium amount recorded for the inducement, calculated using the number of additional common shares offered multiplied by the estimated fair market value of our common stock at the time of conversion, was $1.0 million for fiscal 2005 and $83,000 for fiscal 2007.

Participation Rights of Preferred Stock in Undistributed Earnings.  Because all series of our preferred stock participate in all undistributed earnings with the common stock, we allocated earnings to the common shareholders and participating preferred shareholders under the two-class method as required by Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. The two-class method is an earnings allocation method under which basic net income per share is calculated for our common stock and participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Because our participating preferred stock was not contractually required to share in our losses, in applying the two-class method to compute basic net income per common share, we did not make any allocation to our preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends. All of our preferred stock was converted automatically into common stock on a one-for-one basis upon the closing of our IPO and, thereafter, we will no longer be required to allocate any undistributed earnings to our preferred shareholders.

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below:

	Fiscal Year Ended March 31,
	2006		2007			2008
		% of		% of	%		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Change
	(Dollars in thousands)

Product revenue	$29,993	90.1%	$40,201	83.4%	34.0%	$65,359	81.0%	62.6%
Service revenue	3,287	9.9%	7,982	16.6%	142.8%	15,328	19.0%	92.0%

Total revenue	33,280	100.0%	48,183	100.0%	44.8%	80,687	100.0%	67.5%
Cost of product revenue	20,225	60.8%	26,511	55.0%	31.1%	42,127	52.2%	58.9%
Cost of service revenue	2,299	6.9%	5,976	12.4%	159.9%	10,335	12.8%	73.0%

Total cost of revenue	22,524	67.7%	32,487	67.4%	44.2%	52,462	65.0%	61.5%

Gross profit	10,756	32.3%	15,696	32.6%	45.9%	28,225	35.0%	79.8%
General and administrative expenses	4,875	14.6%	6,162	12.8%	26.4%	10,200	12.6%	65.5%
Sales and marketing expenses	5,991	18.0%	6,459	13.4%	7.8%	8,832	10.9%	36.7%
Research and development expenses	1,171	3.5%	1,078	2.2%	(7.9)%	1,832	2.3%	69.9%

Income (loss) from operations	(1,281)	(3.8)%	1,997	4.1%	NM	7,361	9.1%	268.6%
Interest expense	1,051	3.2%	1,044	2.2%	(0.7)%	1,390	1.7%	33.1%
Dividend and interest income	5	0.0%	201	0.4%	NM	1,189	1.5%	491.5%

Income (loss) before income tax	(2,327)	(7.0)%	1,154	2.4%	NM	7,160	8.9%	520.5%
Income tax expense (benefit)	(762)	(2.3)%	225	0.5%	NM	2,750	3.4%	NM

Net income (loss)	(1,565)	(4.7)%	929	1.9%	NM	4,410	5.5%	374.7%
Accretion of redeemable preferred stock and preferred stock dividends	(3)	(0.0)%	(201)	(0.4)%	NM	(225)	(0.3)%	11.9%
Conversion of preferred stock	—	0.0%	(83)	(0.2)%	NM	—	0.0%	NM
Participation rights of preferred stock in undistributed earnings	—	0.0%	(205)	(0.4)%	NM	(775)	(1.0)%	182.8%

Net income (loss) attributable to common shareholders	$(1,568)	(4.7)%	$440	0.9%	NM	$3,410	4.2%	819.1%

NM =	Not meaningful

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

Revenue.  Our product revenue of $65.4 million increased for our fiscal 2008 compared to product revenue of $40.2 million for our fiscal 2007, an increase of 62.6%. This increase was a result of increased sales of our HIF lighting systems to our national account customers (134% year over year) and resellers and electrical contractors (50%). Our service revenue of $15.3 million increased for our fiscal 2008 compared to service revenue of $8.0 million for fiscal 2007, an increase of 92.0%. This increase was a result of our increased emphasis on achieving higher billing rates for our services and an increase in the number of national account projects where we provided installation and recycling services which were completed during the year.

Cost of Revenue.  Our cost of product revenue of $42.1 million increased for our fiscal 2008 compared to cost of product revenue of $26.5 million for our fiscal year 2007, an increase of 58.9%. The increase was driven by the revenue growth and the additional cost of materials and production personnel required to support this growth. Our cost of service revenue of $10.3 million increased for our fiscal 2008 compared to cost of service revenue of $6.0 million for our fiscal year 2007, an increase of 72.9%. The increase was due to the increased number of HIF lighting system installations completed during the year.

Gross Margin.  Our gross profit of $28.2 million increased for our fiscal 2008 year on an absolute dollar basis compared to our gross profit of $15.7 million for our fiscal year 2007, an increase of 79.8%. Our gross margin percentage of 35.0% for our fiscal 2008 increased from our gross margin percentage of 32.6% for our fiscal 2007 due to increased utilization of our manufacturing assets and increased profitability from our value added services as a result of higher billing rates, as well as volume rebates on raw material purchases.

Operating Expenses

General and Administrative.  Our general and administrative expenses of $10.2 million increased for our fiscal year 2008 on an absolute dollar basis compared to general and administrative expenses of $6.2 million for our fiscal year 2007, an increase of 65.5%. The increase was due to: (i) non-recurring bonus expense of $0.7 million resulting from the successful completion of our initial public offering and $0.7 million in incentive compensation costs for fiscal 2008 as approved by our compensation committee; (ii) increased compensation costs related to hiring additional employees in our accounting and administration departments; (iii) additional public company costs, including additional expenses for accounting and legal services which included $0.1 million incurred related to the pending class action litigation; and (iv) increased consulting costs for technology, audit and tax support, and consulting costs for Sarbanes-Oxley compliance. We also incurred increased stock compensation expenses resulting from additional option grants during the year.

Sales and Marketing.  Our sales and marketing expense of $8.8 million increased for our fiscal year 2008 on an absolute dollar basis compared to selling and marketing expenses of $6.5 million for our fiscal year 2007, an increase of 36.7%. The increase was a result of increased employee compensation and commission expenses resulting from our hiring of additional marketing, sales and project management personnel and our payment of higher sales commissions in conjunction with our increased sales volume. Additionally, we incurred increased travel costs related to the additional sales personnel to support our revenue growth. Marketing costs increased as a result of efforts to increase our brand awareness and our participation in national trade shows.

Research and Development.  Our research and development expense of $1.8 million increased for our fiscal year 2008 compared to research and development expense of $1.1 million for our fiscal year 2007, an increase of 69.9%. The increase was due to consulting costs, headcount additions, materials and testing costs related to our phase two wireless technology project.

Interest Expense.  Our interest expense of $1.4 million increased for our fiscal year 2008 compared to interest expense of $1.0 for our fiscal year 2007, an increase of 33.1%. The increase was primarily due to $0.3 million of interest costs related to the issuance of our convertible debt and the full expense of the origination costs incurred upon conversion into common stock at the time of our initial public offering.

Dividend and Interest Income.  Our dividend and interest income of $1.2 million increased for our fiscal year 2008 compared to interest and dividend income of $0.2 million for our fiscal year 2007, an increase of 500%. The increase was due to $0.3 million of interest income earned on the proceeds of our convertible debt offering in August 2007 and $0.7 million from the proceeds of our initial public offering completed in December 2007.

Income Taxes.  Our income tax expense increased for our fiscal 2008 compared to our fiscal 2007 due to our increased profitability and because of our utilization in our fiscal 2007 of state job tax and federal research credits. Our effective income tax rate for our fiscal 2008 was 38.1% compared to 19.5% for our fiscal 2007.

Accretion of Preferred Stock and Preferred Stock Dividends.  In fiscal 2008, we recognized accretion of accumulated unpaid dividends on our Series C redeemable preferred stock until the conversion at the time of the initial public offering. We did not accrete Series C dividends in fiscal 2007 until we completed our Series C preferred stock placement in the second quarter of fiscal 2007.

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Revenue.  Our fiscal 2007 total revenue increased from our fiscal 2006 total revenue primarily as a result of increased sales of our HIF lighting systems and related services, including a substantial increase in our retrofit project sales to multiple location large commercial and industrial end users as we began to recognize the benefits of our sales process. The relative increase in our service revenue in fiscal 2007 was the result of our emphasis on increasing our relative level of billing rates for our services.

Cost of Revenue.  Our fiscal 2007 total cost of revenue increased from fiscal 2006 primarily due to our higher sales volume.

Gross Margin.  Our gross profit increased in fiscal 2007 from fiscal 2006 as a result of our increased total revenue. Our fiscal 2007 gross margin was positively impacted by an improved mix of higher margin retrofit projects and improved project pricing, especially as a result of our increased billing realization on our services. Additionally, in fiscal 2007, our gross margin benefited from our improved leveraging of our manufacturing facility and related fixed operating costs and implementing manufacturing process improvements.

Operating Expenses

General and Administrative.  Our general and administrative expenses increased in fiscal 2007 from fiscal 2006 on an absolute dollar basis primarily due to increased compensation and travel expenses related to hiring additional employees and initiating technology improvement consulting projects. Our fiscal 2007 general and administrative costs included a $0.2 million non-cash charge for stock-based compensation expenses as a result of our April 1, 2006 adoption of SFAS 123(R). As a percentage of total revenue, our general and administrative expenses decreased as our revenue growth exceeded growth in our general and administrative expenses.

Sales and Marketing.  Our sales and marketing expenses increased in fiscal 2007 compared to fiscal 2006 on an absolute dollar basis as a result of increased marketing costs associated with our advertising and promotional campaigns. These increased marketing costs were partially offset by decreased employee compensation and commission expenses resulting from the streamlining of our internal sales force. Our fiscal 2007 sales and marketing expenses included a $0.2 million non-cash charge for stock-based compensation expenses as a result of our adoption of SFAS 123(R). As a percentage of total revenue, our sales and marketing expenses decreased in fiscal 2007 compared to fiscal 2006 as a result of our increased revenue and improved efficiencies from better execution of our sales process.

Research and Development.  Our research and development expenses in fiscal 2007 decreased from fiscal 2006 on an absolute dollar basis primarily due to the termination of a consulting agreement with a third party developer. As a percentage of total revenue, our research and development expenses decreased as a result of our decreased expenses and increased revenue.

Interest Expense.  Our interest expense in fiscal 2007 was comparable to fiscal 2006 due to our retirement of long-term debt obligations, offset by increased revolving credit facility borrowings.

Dividend and Interest Income.  We began receiving dividend income in fiscal 2007 related to our July 2006 preferred stock investment. We did not receive dividend income prior to fiscal 2007 and our interest income in 2007 was not material.

Income Taxes.  As a result of our profitability in fiscal 2007 compared to our net loss in fiscal 2006, we recognized an income tax expense in fiscal 2007 compared to an income tax benefit in fiscal 2006. Our effective tax rate was 19.5% in fiscal 2007 compared to a negative 32.7% in fiscal 2006. Our effective tax rate in fiscal 2007 was favorably impacted by federal research and development tax credits, as well as state income tax credits from jobs creation. These benefits were partially offset by the impact of state income taxes.

Accretion of Preferred Stock and Preferred Stock Dividends.  We recognized the accretion of accumulated unpaid dividends on our Series C redeemable preferred stock in fiscal 2007 from our issuance date in the second quarter of fiscal 2007. We did not recognize accretion on our Series C preferred stock prior to fiscal 2007. We recognized a nominal amount of accumulated unpaid dividends on our remaining 20,000 outstanding shares of Series A preferred stock in both fiscal 2007 and 2006.

Conversion of Preferred Stock.  In fiscal 2007, we recognized the estimated fair market value of the premium paid to holders of Series A preferred shares upon the induced conversion into shares of our common stock. There were no conversions of Series A preferred shares in fiscal 2006.

Quarterly Results of Operations

The following tables present our unaudited quarterly results of operations for the last eight fiscal quarters in the period ended March 31, 2008 (i) on an absolute dollar basis (in thousands) and (ii) as a percentage of total revenue for the applicable fiscal quarter. You should read the following tables in conjunction with our consolidated financial statements and related notes contained elsewhere in this Form 10-K. In our opinion, the unaudited financial information presented below has been prepared on the same basis as our audited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our operating results for the fiscal quarters presented. Operating results for any fiscal quarter are not necessarily indicative of the results for any future fiscal quarters or for a full fiscal year.

	For the Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2006	2006	2006	2007	2007	2007	2007	2008
	(In thousands, unaudited)

Product revenue	$8,688	$8,756	$11,256	$11,501	$14,505	$14,247	$18,934	$17,673
Service revenue	992	1,875	2,307	2,808	2,216	4,158	4,377	4,577

Total revenue	9,680	10,631	13,563	14,309	16,721	18,405	23,311	22,250
Cost of product revenue	5,459	5,963	7,419	7,671	9,446	9,375	12,224	11,082
Cost of service revenue	796	1,415	1,781	1,983	1,672	2,709	2,833	3,121

Total cost of revenue	6,255	7,378	9,200	9,654	11,118	12,084	15,057	14,203

Gross profit	3,425	3,253	4,363	4,655	5,603	6,321	8,254	8,047
General and administrative expenses	1,269	1,336	1,614	1,943	1,571	1,907	3,288	3,434
Sales and marketing expenses	1,518	1,608	1,551	1,782	2,111	1,938	2,260	2,523
Research and development expenses	211	229	257	381	437	443	454	498

Income (loss) from operations	427	80	941	549	1,484	2,033	2,252	1,592
Interest expense	253	260	261	270	295	329	648	118
Dividend and interest income	1	11	16	173	40	154	286	709

Income (loss) before income tax	175	(169)	696	452	1,229	1,858	1,890	2,183
Income tax expense (benefit)	34	(33)	136	88	481	805	737	727

Net income (loss)	141	(136)	560	364	748	1,053	1,153	1,456
Accretion of redeemable preferred stock and preferred stock dividends	(1)	(45)	(79)	(76)	(75)	(75)	(75)	—
Conversion of preferred stock	—	—	—	(83)	—	—	—	—
Participation rights of preferred stock in undistributed earnings	(35)	—	(168)	(71)	(219)	(292)	(264)	—

Net income (loss) attributable to common shareholders	$105	$(181)	$313	$134	$454	$686	$814	$1,456

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2006	2006	2006	2007	2007	2007	2007	2008
	(Unaudited)

Product revenue	89.8%	82.4%	83.0%	80.4%	86.7%	77.4%	81.2%	79.4%
Service revenue	10.2%	17.6%	17.0%	19.6%	13.3%	22.6%	18.8%	20.6%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product revenue	56.4%	56.1%	54.7%	53.6%	56.5%	50.9%	52.4%	49.8%
Cost of service revenue	8.2%	13.3%	13.1%	13.8%	10.0%	14.8%	12.2%	14.0%

Total cost of revenue	64.6%	69.4%	67.8%	67.4%	66.5%	65.7%	64.6%	63.8%

Gross margin	35.4%	30.6%	32.2%	32.6%	33.5%	34.3%	35.4%	36.2%
General and administrative expenses	13.1%	12.6%	11.9%	13.6%	9.4%	10.4%	14.1%	15.4%
Sales and marketing expenses	15.7%	15.1%	11.4%	12.5%	12.6%	10.5%	9.7%	11.3%
Research and development expenses	2.2%	2.1%	1.9%	2.7%	2.6%	2.4%	1.9%	2.2%

Income (loss) from operations	4.4%	0.8%	6.9%	3.8%	8.9%	11.0%	9.7%	7.2%
Interest expense	2.6%	2.4%	1.9%	1.8%	1.7%	1.8%	2.8%	0.5%
Dividend and interest income	0.0%	0.0%	0.1%	1.2%	0.2%	0.9%	1.2%	3.2%
Income (loss) before income tax	1.8%	(1.6)%	5.1%	3.2%	7.4%	10.1%	8.1%	9.8%
Income tax expense (benefit)	0.3%	(0.3)%	1.0%	0.7%	2.9%	4.4%	3.2%	3.3%

Net income (loss)	1.5%	(1.3)%	4.1%	2.5%	4.5%	5.7%	4.9%	6.5%
Accretion of redeemable preferred stock and preferred stock dividends	(0.0)%	(0.4)%	(0.6)%	(0.5)%	(0.5)%	(0.4)%	(0.3)%	—
Conversion of preferred stock	—	—	—	(0.6)%	—	—	—	—
Participation rights of preferred stock in undistributed earnings	(0.4)%	—	(1.2)%	(0.5)%	(1.3)%	(1.6)%	(1.1)%	—

Net income (loss) attributable to common shareholders	1.1%	(1.7)%	2.3%	0.9%	2.7%	3.7%	3.5%	6.5%

Our total revenue can fluctuate from quarter to quarter depending on the purchasing decisions of our customers and our overall level of sales activity. Historically, our customers have tended to increase their purchases near the beginning or end of their capital budget cycles, which tend to correspond to the beginning or end of the calendar year. As a result, we have in the past experienced lower relative total revenue in our fiscal first and second quarters and higher relative total revenue in our fiscal third and fourth quarters. These seasonal fluctuations have been largely offset by our customers’ decisions to initiate multiple facility roll-outs. We expect that there may be future variations in our quarterly total revenue depending on our level of national account roll-out projects and wholesale sales. Our results for any particular fiscal quarter may not be indicative of results for other fiscal quarters or an entire fiscal year.

We experienced a higher than normal gross margin in our fiscal 2007 first quarter due to several large projects completed at higher margins in that quarter as compared to our historical patterns. We experienced higher than normal general and administrative expenses in our fiscal 2008 fourth quarter due to increased public company costs for legal and Sarbanes-Oxley compliance work, software developments costs, legal costs related to the shareholder lawsuit, and stock compensation costs.

Liquidity and Capital Resources

Overview

Prior to completion of our initial public offering, we historically funded our operations and capital expenditures primarily through issuances of an aggregate of $5.4 million common stock, an aggregate of $10.8 million of preferred stock and borrowings under our revolving credit facility and the other debt instruments and obligations described under “— Indebtedness” below. We applied the net proceeds from these offerings and borrowings to fund (i) our operations and capital expenditures as well as our product development and research capabilities; (ii) the purchase of our manufacturing facility and related investments in equipment and personnel; and (iii) expenses relating to the development of our management, sales and marketing teams. In addition, on August 3, 2007, we completed a placement of $10.6 million of 6% convertible subordinated notes. We used the proceeds from these notes to pay off our revolving line of credit.

On December 24, 2007, we completed an initial public offering of 8,846,154 shares of common stock at a price of $13.00 per share (which includes the exercise of the underwriters’ over-allotment option to purchase 1,153,846 shares and the sale of 1,997,062 shares by certain of our shareholders). Net proceeds to us from the offering were approximately $82.8 million (net of underwriting discounts and commissions but before the deduction of offering expenses). We invested the net proceeds from the IPO in money market funds. We currently plan to use the net proceeds from the offering for working capital and general corporate purposes, including to fund potential future acquisitions. As of the date of this Form 10-K, we have not entered into any purchase agreements, understandings or commitments with respect to any acquisitions.

We had approximately $78.3 million in cash and cash equivalents and $2.4 million in short term investments as of March 31, 2008 compared to $0.3 million in cash and cash equivalents as of March 31, 2007. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 3.2%. Our short term investment account consists of a single government agency bond with an expiration date of November 2008 and a current yield of 5.28%.

Cash Flows

The following table summarizes our cash flows for our fiscal 2006, fiscal 2007 and fiscal 2008:

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)

Operating activities	$(3,401)	$(6,234)	$(1,362)
Investing activities	(162)	(969)	(7,437)
Financing activities	4,159	6,399	86,826

Increase (decrease) in cash and cash equivalents	$596	$(804)	$78,027

Cash Flows Related to Operating Activities.  Cash used in operating activities was $3.4 million, $6.2 million and $1.4 million, for fiscal 2006, fiscal 2007 and fiscal 2008, respectively. The $4.9 million decrease in cash used in operating activities in fiscal 2008 compared to fiscal 2007 resulted primarily from our net income for the year. The $2.8 million increase in cash used in operating activities in fiscal 2007 compared to fiscal 2006 resulted primarily from an increase in our net working capital of $5.9 million to support our revenue and order backlog growth, partially offset by our change from a net loss of $1.6 million in fiscal 2006 to net income of $0.9 million in fiscal 2007.

Cash Flows Related to Investing Activities.  Cash used in investing activities was $0.2 million, $1.0 million and $7.4 million for fiscal 2006, fiscal 2007 and fiscal 2008, respectively. In fiscal 2008, our principal cash investments were for purchases of processing equipment, construction costs for our new technology center and other improvements to our facility, short term government investment securities and continued development of our intellectual property. In fiscal 2007, we invested $1.1 million to improve our facility infrastructure, purchase technology assets, and purchase operating equipment and tooling as a result of our production design changes, offset by proceeds of $0.3 million from an asset sale. In fiscal 2006, we invested $0.9 million to increase our manufacturing capacity, offset by proceeds of $0.7 million from an asset sale.

Cash Flows Related to Financing Activities.  Cash provided by financing activities was $86.8 million for fiscal 2008. This increase in cash provided was due to $78.6 million of net proceeds from our initial public offering, $10.6 million of gross proceeds raised from the issuance of our convertible notes, $2.0 million from stock option and warrant exercises, $0.8 million from shareholder note payments and $0.8 million from debt proceeds, offset by payments on our line of credit of $6.1 million and debt principal payments of $0.7 million.

Cash flows provided by financing activities in fiscal 2007 were $6.4 million, primarily consisting of: (i) the sale of our Series C preferred stock, resulting in net proceeds of $4.8 million; (ii) the exercise of common stock options, resulting in net proceeds of $0.8 million; (iii) the sale of our Series B preferred stock, resulting in net proceeds of $0.4 million; (iv) borrowings under our revolving credit agreement, resulting in net proceeds of $1.2 million; and (v) the impact of deferred taxes on our stock-based compensation, resulting in a tax benefit of $0.4 million. These cash flows were partially offset by $1.3 million of long-term debt repayments.

Cash flows provided by financing activities in fiscal 2006 were $4.2 million, primarily consisting of: (i) the sale of our Series B preferred stock, resulting in net proceeds of $1.5 million; (ii) borrowings under our revolving credit facility, resulting in proceeds of $4.9 million, net of financing costs of $0.1 million to secure our revolving credit facility; (iii) the exercise of common stock options and collection of shareholder notes, resulting in net proceeds of $0.2 million; and (iv) debt proceeds used to finance capital assets, resulting in net proceeds of $0.1 million. These cash flows were partially offset by $2.4 million of long-term debt repayments.

Working Capital

Our net working capital as of March 31, 2008 was $104.3 million, consisting of $116.9 million in current assets and $12.6 million in current liabilities. Our working capital changes in fiscal 2008 were due to an increase of $80.4 million in cash and cash equivalents and short-term investments due to the net proceeds from our convertible note issuance and initial public offering, an increase of $6.5 million in accounts receivable as a result of revenue growth, a $7.3 million increase in inventories required to support our current backlog and sales pipeline, offset by a $1.9 million increase in accounts payable resulting from additional inventory purchases and a $2.0 million increase in accrued expenses for service costs accrued as a result of increasing installation service revenue and accrued costs for executive incentive compensation. We expect to continue to increase our inventories of raw materials and components to support our anticipated increase in sales volumes and to reduce our risk of unexpected raw material or component shortages or supply interruptions. We attempt to maintain a sufficient supply of on-hand inventory of purchased components and raw materials to meet anticipated demand. We also expect that our accounts receivable and payables will continue to increase as a result of our anticipated revenue growth and increased inventory levels. We had available borrowing capacity under our revolving credit facility of $19.9 million as of March 31, 2008, based upon our revolving credit facility borrowing base formula described below.

We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for the remainder of fiscal 2009. Our future working capital requirements thereafter will depend on many factors, including the rate of our anticipated revenue growth, our introduction of new products and services and enhancements to our existing energy management system, the timing and extent of our planned expansion of our sales force and other administrative and production personnel, the timing and extent of our planned advertising and promotional campaign, and our research and development activities. To the extent that our cash and cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through additional public or private equity or debt financings. We also may need to raise additional funds in the event we decide to acquire product lines, businesses or technologies. In the event additional funding is required, we may not be able to obtain the financing on terms acceptable to us, or at all.

Indebtedness

On March 18, 2008, we entered into a credit agreement (“Credit Agreement”) to replace a previous agreement between us and Wells Fargo Bank, NA. The Credit Agreement provides for a revolving credit facility (“Line of Credit”) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. The Company has a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the Line of Credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. Borrowings allowed under the line of credit as of March 31, 2008 were $19.9 million based upon available working capital as defined.

The Company must pay a fee of 0.20% on the average daily unused amount of the Line of Credit, fees upon the issuance of each letter or credit equal to 1.25% per annum of the principal amount thereof, and a fee equal to 1.0% of the principal amount of the Line of Credit then in effect if the Company terminates the Line of Credit prior to December 23, 2008.

The agreement provides that the Company has the option to select the interest rate applicable to all or a portion of the outstanding principal balance of the Note either (i) at a fluctuating rate per annum one percent (1.00%) below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be one and one quarter percent (1.25%) above LIBOR. Interest is payable on the last day of each month, commencing March 31, 2008.

The Credit Agreement is secured by a first lien security interest in all of the Company’s accounts receivable, general intangibles and inventory, and a second lien priority in all of the Company’s equipment and fixtures and contains certain financial covenants including minimum net income requirements and requirements that the Company maintain net worth and fixed charge coverage ratios at prescribed levels. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, makes loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets.

In addition to our revolving credit facility, we also have other existing long-term indebtedness and obligations under various debt instruments and capital lease obligations, including pursuant to a bank term note, a bank first mortgage, a debenture to a community development organization, a federal block grant loan, two city industrial revolving loans and various capital leases and equipment purchase notes. As of March 31, 2008, the total amount of principal outstanding on these various obligations was $5.3 million. These obligations have varying maturity dates between 2010 and 2024 and bear interest at annual rates of between 2.0% and 16.2%. The weighted average annual interest rate of such obligations as of March 31, 2008 was 6.1%. Based on interest rates in effect as of March 31, 2008, we expect that our total debt service payments on such obligations for fiscal 2009, including scheduled principal, lease and interest payments, but excluding the repayment of our revolving line of credit, will approximate $1.1 million. All of these obligations are subject to security interests on our assets. Several of these obligations have covenants, such as customary financial and restrictive covenants, including maintenance of a minimum debt service coverage ratio; a minimum current ratio; minimum net worth requirements; limitations on executive compensation and advances; limits on capital expenditures per year; limits on distributions; and restrictions on our ability to make loans, advances, extensions of credit, investments, capital contributions, incur additional indebtedness, create liens, guaranty obligations, merge or consolidate or undergo a change in control. As of March 31, 2008, we were in compliance with all such covenants, as amended.

Capital Spending

We expect to incur approximately $7.5 million in capital expenditures during fiscal 2009 to complete our new technology center and other improvements at our manufacturing facility. We also plan to incur $0.8 million in capital expenditures to expand and improve our accounting and operating information technology systems. We expect to finance the production equipment expenditures primarily through equipment secured loans and leases, to the extent needed, and by using our available capacity under our revolving credit facility.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of March 31, 2008 is set forth in the following table:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Debt and capital leases, including interest(1)	$6,761	$1,143	$1,882	$1,424	$2,312
Operating leases	2,790	1,059	1,060	671	—
Non-cancellable purchase commitments(2)	11,920	11,920	—	—	—

Total	$21,471	$14,122	$2,942	$2,095	$2,312

(1)	Debt and capital leases includes fixed contractual interest payments by period of $300,000 (less than 1 year); $462,000 (1-3 years); $322,000 (3-5) years); and $363,000 (more than 5 years).

(2)	Reflects non-cancellable purchase commitments in the amount of $3.6 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $8.3 million for construction of the new technology center at our Manitowoc facility and improvements to information technology systems.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Internal Control Over Financial Reporting

In connection with the audit of our fiscal 2007 and fiscal 2008 consolidated financial statements, our independent registered public accounting firm identified certain significant deficiencies in our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

No material weaknesses were noted during the fiscal 2007 or 2008 audit. No new significant deficiencies in the internal control structure were identified during the fiscal 2008 audit. The following significant deficiencies noted during the fiscal 2007 audit continue to be significant deficiencies in fiscal 2008: (i) our lack of segregation of certain key duties; (ii) our need for enhanced restrictions on user access to certain of our software programs; (iii) the necessity for us to implement an enhanced project tracking/deferred revenue accounting system to recognize the complexities of our business processes and, ultimately, the recognition of revenue and deferred revenue; and (iv) our need for improved financial statement closing and reporting processes. We continue working to remediate these areas through process re-engineering and planned software implementation.

In addition to the items noted above, the following significant deficiencies were identified during the fiscal 2007 and have since been remediated: (v) our policies, procedures, documentation and reporting of our equity transactions; (vi) our lack of certain documented accounting policies and procedures to clearly communicate the standards of how transactions should be recorded or handled; (vii) our lack of a formal disaster recovery plan; (viii) our lack of a process for determining whether a lease should be accounted for as a capital or operating lease; and (ix) our need for a formalized action plan to understand all of our existing tax liabilities (and opportunities) and properly account for them. One significant deficiency noted in the fiscal 2007 audit was removed from the list in fiscal 2008 due to lack of activity in the area of concern: (x) our controls in the area of information technology, especially regarding change control and restricted access.

We continue to improve our internal control over our financial reporting process and correct the significant deficiencies identified in connection with previous years audits through our remediation efforts. We have started an internal control project which includes assessing our internal control structure relating to financial reporting, documenting the controls, remediating deficiencies and testing the controls for operating effectiveness. We have already assessed and documented our internal control structure over our financial cycles utilizing a third party consulting firm. We are remediating issues identified through that process and have started testing. We are not required to be compliant under Section 404 of Sarbanes-Oxley until the audit of our fiscal 2009 consolidated financial statements. See “Risk Factors — Our failure to maintain adequate internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley or to prevent or detect material misstatements in our annual or interim consolidated financial statements in the future could result in inaccurate financial reporting, sanctions or securities litigation or otherwise harm our business.”

We may in the future identify material weaknesses in our control over financial reporting. Accordingly, material weaknesses may exist when we report on the effectiveness of our internal control over financing reporting for purposes of our attestation required by reporting requirements under the Exchange Act or Section 404 of Sarbanes-Oxley. The existence of one or more material weaknesses precludes a conclusion that we maintain effective internal control over financial reporting. Such conclusion would be required to be disclosed in our Annual Reports on Form 10-K and may impact the accuracy and timing of our financial reporting and the reliability of our internal control over financial reporting.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth below.

Revenue Recognition.  We recognize revenue when the following criteria have been met: there is persuasive evidence of an arrangement; delivery has occurred and title has passed to the customer; the price is fixed and determinable and no further obligation exists; and collectability is reasonably assured. The majority of our revenue is recognized when products are shipped to a customer or when services are completed and acceptance provisions, if any, have been met. In certain of our contracts, we provide multiple deliverables. We record the revenue associated with each element of these arrangements based on its fair value, which is generally the price charged for the element when sold on a standalone basis. Since we contract with vendors for installation services to our customers, which includes recycling of old fixtures, we determine the fair value of our installation services based on negotiated pricing with such vendors. Additionally, we offer a sales-type financing program under which we finance the customer’s purchase. Our contracts under this sales-type financing program are typically one year in duration and, at the completion of the initial one-year term, provide for (i) four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The monthly revenue that we are entitled to receive from the sale of our lighting fixtures under our sales-type financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we sell the future lease cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments. We recognize revenue based on the net present value of the future payments from the third party finance company upon completion of the project. Revenue recognized from our sales-type financing program has not been material to our recent results of operations.

Deferred revenue or deferred costs are recorded for project sales consisting of multiple elements, where the criteria for revenue recognition have not been met. The majority of our deferred revenue relates to prepaid services to be provided at determined future dates. As of March 31, 2007 and 2008, our deferred revenue was $0.1 million and $0.2 million, respectively. In the event that a customer project contains multiple elements that are not sold on a standalone basis, we defer all related revenue and costs until the project is complete. Deferred costs on product are recorded as a current asset as project completions occur within a few months. As of March 31, 2007 and 2008, our deferred costs were $0.3 million and $0.1 million, respectively.

Inventories.  Inventories are stated at the lower of cost or market value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below cost, then the inventory value is reduced to its market value. Our inventory obsolescence reserves at March 31, 2007 and 2008 were $0.4 million and $0.5 million.

Allowance for Doubtful Accounts.  We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $0.1 million and $0.1 million at March 31, 2007 and March 31, 2008.

Marketable Securities.  We classify all of our marketable securities as available-for-sale. We consider all highly liquid interest-earning securities with a maturity of less than 90 days at the date of purchase to be cash equivalents. Securities with maturities beyond 90 days are classified as short term based upon their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and marketable securities are classified as available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are recorded at market value using the specific identification method; and any unrealized gains and losses will be reflected in accumulated other comprehensive income in the financial statements.

Stock-Based Compensation.  We have historically issued stock options to our employees, executive officers and directors. Prior to April 1, 2006, we accounted for these option grants under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and applied the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Financial Accounting Standards Board, or FASB, Statement No. 123. This accounting treatment resulted in a pro forma stock option expense that was reported in the footnotes to our consolidated financial statements for those years.

For options granted prior to April 1, 2006, we recorded stock-based compensation expense, typically associated with options granted to employees, executive officers or directors, based upon the difference, if any, between the estimated fair market value of common stock underlying the options on the date of grant and the option exercise price. For purposes of establishing the exercise price of options granted prior to April 1, 2006, our compensation committee and board of directors used (i) known independent third-party sales of our common stock and (ii) the per share prices at which we issued shares of our common and preferred stock to third-party investors. In fiscal 2006, in accordance with APB No. 25, we recognized $33,000 of stock-based compensation expense, excluding the $0.5 million compensation charge associated with a director’s exercise of a stock option with a full recourse below market interest rate promissory note.

Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires us to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. We adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized for fiscal 2007 included the current period’s cost for all stock options granted prior to, but not yet vested as of, April 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all stock options granted subsequent to March 31, 2006 represented the grant date fair value that was estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Compensation cost for options granted after March 31, 2006 has been and will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Both prior to and following our April 1, 2006 adoption of SFAS 123(R), the fair value of each option for financial reporting purposes was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Fiscal Year Ended March 31,
	2006	2007	2008

Expected term	6 Years	6.6 Years	4.0 Years
Risk-free interest rate	4.35%	4.62%	3.92%
Estimated volatility	50%	60%	60%
Estimated forfeiture rate	N/A	6%	6%
Expected dividend yield	0%	0%	0%

The Black-Scholes option-pricing model requires the use of certain assumptions, including fair value, expected term, risk-free interest rate, expected volatility, expected dividends, and expected forfeiture rate to calculate the fair value of stock-based payment awards.

We estimated the expected term of our stock options based on the vesting term of our options and expected exercise behavior.

Our risk-free interest rate was based on the implied yield available on United States treasury zero-coupon issues as of the option grant date with a remaining term approximately equal to the expected life of the option.

In fiscal 2006, we estimated volatility based upon an internal computation analyzing historical volatility based on our share transaction data and share valuations established by our compensation committee and board of directors, which we believe collectively provided us with a reasonable basis for estimating volatility. Prior to our initial public offering in 2008 and in fiscal 2007, we determined volatility based on an analysis of a peer group of public companies. We intend to continue to consistently use the same methodology and group of publicly traded peer companies as we used in fiscal 2008 to determine volatility in the future until sufficient information regarding the volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.

We have not paid dividends in the past and we do not expect to declare dividends in the future, resulting in a dividend yield of 0%.

Our estimated pre-vesting forfeiture rate was based on our historical experience and the composition of our option plan participants, among other factors, and reduces our compensation expense recognized. If our actual forfeitures differ from our estimates, adjustments to our compensation expense may be required in future periods.

For options granted between April 2006 and November 2006, our compensation committee and board of directors established the exercise price of such stock options principally based on the per share issuance price of our then recent preferred stock placements to third-party investors and, in our opinion, such per share exercise prices were above the then current fair market value of our common stock otherwise reflected in independent third party sales of our common stock.

We engaged Wipfli LLP, an independent third party valuation firm, or Appraisal Consultant, to perform an independent valuation analysis of the fair market value of our common stock as of November 30, 2006. The Appraisal Consultant’s report assessed the fair market value of our common stock in their opinion at $2.20 per share as of such date. Our Appraisal Consultant’s analysis was prepared in accordance with the methodology prescribed by the AICPA Practice Aid Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the AICPA Practice Aid. Specifically, the valuation placed particular emphasis on the publicly traded guideline company method and the discounted cash flow method, as well as referencing company stock transactions. The results from the discounted cash flow method were weighted higher by the Appraisal Consultant than the publicly traded guideline company method, and various company stock transactions provided corroborating support for the Appraisal Consultant’s conclusion. The Appraisal Consultant’s report took into account our issuance in July and September 2006 of a total of 1.8 million shares of our Series C preferred stock at a price of $2.75 per share. The Appraisal Consultant recognized that the Series C preferred stock provided for certain rights and preferences not otherwise available to shareholders of our common stock, including a 6% cumulative dividend, a senior liquidation preference to our Series B preferred stock and common stock, a conversion right on a share-for-share basis into common stock at the holders’ option or upon certain qualified events, and a redemption right if certain liquidity events were not achieved within five years. The Appraisal Consultant’s assessment noted that recent transactions had taken place involving the sale of common and preferred stock among our shareholders, as well as our issuances of new shares, at prices between $2.00 and $3.00 per share. The report took into account that our sales had increased significantly over the past four years, but that our profitability had decreased significantly in fiscal 2005 and 2006, resulting in net losses in both fiscal years. However, the report noted that we had shown an increase in profitability for the 12 months prior to November 30, 2006. The Appraisal Consultant noted that we had experienced difficulty obtaining our revolving credit facility in fiscal 2006, but that our financial situation had improved in fiscal 2007. Our Appraisal Consultant believed that, due to the borrowing base limitations in our revolving credit facility, we could continue to experience cash flow difficulties as we continued to grow, depending upon our level of profitability and working capital needs. Based on our financial condition and growth potential, our outlook from a financial perspective was deemed neutral by the Appraisal Consultant. Since we were only in the very early stages during the last quarter of calendar 2006 of investigating the possibility of potentially pursuing an initial public offering or similar transaction, no reliable information was then available for the Appraisal Consultant to assess or provide any relative probability or quantification to any such scenario for purposes of supplementing the private company valuation opinion otherwise reached by the Appraisal Consultant as described above.

For options granted from December 2006 to the June 18, 2007 release date of our Appraisal Consultant’s April 30, 2007 valuation described below, our compensation committee and board of directors considered various sources to establish the fair market value of our common stock for purposes of establishing the exercise price of such stock options, including: (i) independent third-party sales of our common stock; (ii) transactions in which we issued shares of our common and preferred stock to third-party investors; and (iii) the November 30, 2006 independent valuation described above. Our compensation committee and our board determined that there were no other significant events that had occurred during this period that would have given rise to a change in the fair market value of our common stock from these indicia of fair market value and that the exercise prices of stock options granted during this period were at least equal to our common stock’s fair market value on each applicable grant date.

We engaged the Appraisal Consultant to perform another valuation analysis of the fair value of our common stock as of April 30, 2007. Our Appraisal Consultant’s analysis was prepared in accordance with the methodology prescribed by the AICPA Practice Aid. Our Appraisal Consultant considered a variety of valuation methodologies and economic outcomes and calculated its final valuation using the Probability Weighted Expected Return Method. Specifically, the valuation again placed particular emphasis on the publicly traded guideline company method and the discounted cash flow method, as well as referencing pending company stock transactions. The valuation results from utilizing these private company enterprise methods were then supplemented by the Appraisal Consultant assessing additional scenarios to reflect the increased possibility of our pursuing a potential initial public offering or similar transaction. The analysis took into account that, in April 2007, we had signed an arm’s-length negotiated letter of intent to issue a new series of preferred stock to institutional investors on terms similar to our Series C preferred stock, contemplating gross proceeds of approximately $9.0 million at a per share price of $4.49. The Appraisal Consultant’s analysis stated that the proposed per share price of the new series of preferred stock reflected liquidation preferences and dividend rights not otherwise available to our shareholders of common stock. The analysis also noted that transactions involving the sale of our common stock among shareholders within the prior six months had occurred at prices between $2.50 and $3.00 per share. The analysis took into account that we had experienced liquidity and profitability difficulties in fiscal 2005 and 2006, but that we had recovered in fiscal 2007 and that, based on our financial condition and growth potential, our outlook from a financial perspective had improved from neutral to positive. Based on the foregoing criteria, the Appraisal Consultant concluded that a private company enterprise fair value for our common stock as of April 30, 2007 in their opinion was $3.50 per share. In accordance with the AICPA Practice Aid, and unlike the November 2006 valuation, which only considered private company enterprise valuation approaches, the valuation then gave further supplementary recognition and quantification to our increasingly likely consideration of a potential initial public offering, while also considering the economic value of other potential strategic alternatives or economic outcomes that might occur. In this regard, the Appraisal Consultant analyzed various preliminary valuation data received in May 2007 by our board of directors in connection with our potential initial public offering. The Appraisal Consultant assessed our probability of an initial public offering at 50%, our probability of completing a strategic alternative at 40%, and our probability of our remaining a private company at 10%. Based on such relative probabilities and (i) preliminary indications of the potential increase in value of our common stock resulting from a potential initial public offering; (ii) the potential increase in value of our common stock from other potential strategic alternatives; (iii) the value of our common stock resulting from remaining a privately-held company; and (iv) the per share value implied by the arm’s-length negotiated letter of intent related to our proposed new series of preferred stock, Appraisal Consultant concluded that the fair value of our common stock as of April 30, 2007 was $4.15 per share.

Upon release of the April 30, 2007 Appraisal Consultant valuation on June 18, 2007, we determined that it was appropriate to reassess the fair market value of our stock options granted in March and April 2007 and use the $4.15 per share fair market value as set forth in the Appraisal Consultant’s April 30, 2007 valuation solely for financial statement reporting purposes for such stock option grants. Due to the proximity of the Appraisal Consultant’s November 30, 2006 independent valuation to our December 2006 option grants, we believe that the $2.20 per share exercise price established by our compensation committee and board of directors for such stock option grants appropriately represented fair market value on the date of grant for financial reporting purposes. Based on this reassessment for financial statement reporting purposes, we will recognize additional stock-based compensation expense of $0.8 million over the three-year weighted-average term of such stock options, including $0.1 million in fiscal 2008.

On July 27, 2007, we granted stock options for 429,432 shares at an exercise price of $4.49 per share. Our compensation committee and board of directors determined that the exercise price of such stock options was at least equal to the fair market value of our common stock as of such date primarily based on the $4.49 per share conversion price of our substantially simultaneous subordinated convertible note placement. Our compensation committee and board of directors based this determination on the fact that the valuation of our common stock reflected in such conversion price was the result of significant arm’s- length negotiations with sophisticated institutional investors, led by an indirect affiliate of GEEFS, and took into account the possibility of our potential near-term initial public offering. In determining that such exercise price was at least equal to the fair market value of our common stock on such date, our compensation committee and board of directors also took into account Appraisal Consultant’s April 30, 2007 valuation of our common stock at $4.15 per share, which also took into account our Appraisal Consultant’s assessed 50% possibility of our potential initial public offering and the potential resulting value of our common stock. Our compensation committee and board of directors determined that there were no other significant events that had occurred during this period that would have given rise to a change in the fair market value of our common stock and that, despite the increasing possibility of a near-term initial public offering, such potential offering remained contingent upon many variable factors, including: (i) our financial results; (ii) investor interest in our company; (iii) economic and stock market conditions generally and specifically as they may impact us, participants in our industry or comparable companies; (iv) changes in financial estimates and recommendations by securities analysts following participants in our industry or comparable companies; (v) earnings and other announcements by, and changes in market evaluations of, us, participants in our industry or comparable companies; (vi) changes in business or regulatory conditions affecting us, participants in our industry or comparable companies; and (vii) announcements or implementation by our competitors or us of acquisitions, technological innovations or new products.

Our initial public offering price of $13.00 represented a significant increase in the value of our common stock from the fair value of our common stock as assessed by our compensation committee and board of directors as of July 27, 2007. One of the principal reasons for the increase in value of our common stock implied by our initial public offering price is attributable to the August 2007 investment in our company by GEEFS, as supported by the significant increase in value realized by a European publicly-traded alternative energy company which received a similar type of investment by GEEFS in early 2007. This increase is also in significant part attributable to our improved results of operations for our fiscal 2008 and our expectations for continued increased revenue for the our fiscal 2009. During our fiscal 2008, we realized further customer acceptance of our comprehensive energy management systems, as well as an increased volume of large customer roll-out initiatives. Another important reason for this increase is related to the increase in valuation multiples of comparable public companies during this period, particularly due to (i) the impact of the initial public offering by another company in the energy management sector, which was completed in May 2007, and its subsequent stock price performance; (ii) the impact of two recently announced follow-on public offerings by companies in the energy management sector; (iii) the overall increased market values of publicly-traded comparable companies in the energy management and alternative energy sectors; (iv) the increased market values of certain other publicly-traded comparable companies in the energy management sector resulting from several announced acquisitions of privately-held energy management companies, and the implied valuations attributable to such acquired companies; and (v) the valuation implied by the June 2007 announced acquisition of a publicly-traded comparable company in the lighting systems and equipment sector. Our initial public offering price also reflected the increased value of our common stock associated with it becoming a publicly-traded security, compared to the relative lack of marketability of our common stock prior to this offering.

As required by our 2004 Stock and Incentive Awards Plan, since the closing of our initial public offering in December 2007, we have solely used the closing sale price of our common shares on the Nasdaq Global Market on the date of grant to establish the exercise price of our stock options.

We recognized stock-based compensation expense related to the adoption of SFAS 123(R) of $0.4 million for fiscal 2007 and $1.4 million for fiscal 2008. As of March 31, 2008, $4.2 million of total stock option compensation cost was expected to be recognized by us over a weighted average period of 6.5 years. We expect to recognize $1.3 million of stock-based compensation expense in fiscal 2009 based on our stock options outstanding as of March 31, 2008. This expense will increase further to the extent we have granted, or will grant, additional stock options in fiscal 2009.

Common Stock Warrants.  We issued common stock warrants to placement agents in connection with our various stock offerings and services rendered in fiscal 2006 and 2007. The value of warrants recorded as offering costs was $30,000 and $18,000 in fiscal 2006 and fiscal 2007. The value of warrants recorded for services was $6,000 in fiscal 2006. As of March 31, 2008, warrants were outstanding to purchase a total of 578,788 shares, respectively, of our common stock at weighted average exercise prices of $2.31 per share. These warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) contractual terms of five years; (ii) weighted average risk-free interest rates of 4.35% to 4.62%; (iii) expected volatility ranging between 50% and 60%; and (iv) dividend yields of 0%.

Accounting for Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expenses, together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in our statements of operations.

Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have determined that a valuation allowance against our net deferred tax assets was not necessary as of March 31, 2008 or 2007. In making this determination, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.

We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that affected the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of the net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us.

As of March 31, 2008, our federal net operating loss carryforwards were $1.8 million and our state net operating loss carryforwards were $2.3 million. Included in the loss carryforwards are $1.8 million of federal and $1.3 million of state expenses that are associated with the exercise of non-qualified stock options. The benefit from the net operating losses created from these expenses will be recorded as a reduction in taxes payable and an increase in additional paid in capital when the benefits are realized. We first recognize tax benefits from current period stock option expenses against current period income. The remaining current period income is offset by net operating losses under the tax law ordering approach. Under this approach, we will utilize the net operating losses from stock option expenses last. We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carryforwards, all years since 2000 are open to examination by tax authorities.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, which became effective for us on April 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of FIN 48 resulted in an increase to our accumulated deficit of $0.2 million at March 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS No. 157 is effective for years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB staff position (“FSP”) SFAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We are currently evaluating the potential effect of SFAS 157 on our financial statements.

On February 15, 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election would be irrevocable. SFAS 159 is effective for years beginning after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combination. This new standard will significantly change the financial accounting and reporting of business combination transactions. The Company will be required to adopt SFAS 141(R) on or after December 15, 2008. An entity may not apply these standards before that date. We have not yet determined the effect, if any, that the adoption of SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment to ARB No. 51 (SFAS 160). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires reclassifying noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. This pronouncement is effective for fiscal years beginning after December 15, 2008. Currently, there is no impact to us of adopting SFAS 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for years beginning after November 15, 2008. We are in the process of evaluating what effect, if any, adoption of SFAS 161 may have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact our consolidated financial statements.

Item 7A	Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss related to changes in market prices, including interest rates, foreign exchange rates and commodity pricing that may adversely impact our consolidated financial position, results of operations or cash flows.

Inflation.  Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

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

As of March 31, 2008, $1.0 million of our $5.3 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $10,000 per year.

Commodity Price Risk.  We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. We attempt to mitigate commodity price fluctuation for our aluminum through six- to 12-month forward fixed-price purchase orders and minimum quantity purchase commitments with suppliers.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Orion Energy Systems, Inc.

We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. and Subsidiaries (the Company) as of March 31, 2007 and 2008, and the related consolidated statements of operations, temporary equity and shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2007 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  Grant Thornton LLP

Milwaukee, Wisconsin
June 25, 2008

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2008
	(In thousands, except share and per share amounts)

ASSETS
Cash and cash equivalents	$285	$78,312
Short-term investments	—	2,404
Accounts receivable, net of allowances of $89 and $79	11,197	17,666
Inventories	9,496	16,789
Deferred tax assets	345	286
Prepaid expenses and other current assets	1,296	1,439

Total current assets	22,619	116,896
Property and equipment, net	7,588	11,539
Patents and licenses, net	243	388
Investment	794	794
Deferred tax assets	1,907	1,000
Other long-term assets	432	85

Total assets	$33,583	$130,702

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,607	$7,521
Accrued expenses	2,196	4,242
Current maturities of long-term debt	736	843

Total current liabilities	8,539	12,606
Long-term debt, less current maturities	10,603	4,473
Other long-term liabilities	133	433

Total liabilities	19,275	17,512

Commitments and contingencies (See Note G)
Temporary equity:
Series C convertible redeemable preferred stock, $0.01 par value: 1,818,182 shares issued and outstanding at March 31, 2007 and no shares outstanding at March 31, 2008	4,953	—
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized including Series C convertible redeemable preferred stock: 20,000,000 shares authorized at March 31, 2007 and 30,000,000 shares authorized at March 31, 2008

Series B convertible preferred stock, $0.01 par value: 2,989,830 shares issued and outstanding at March 31, 2007 and no shares outstanding at March 31, 2008	5,959	—
Common stock, no par value: Shares authorized: 80,000,000 and 200,000,000 at March 31, 2007 and March 31, 2008; shares issued: 12,107,573 and 27,339,414 at March 31, 2007 and March 31, 2008; shares outstanding: 12,038,499 and 26,963,408 at March 31, 2007 and March 31, 2008	—	—
Additional paid-in capital	9,438	114,090
Treasury stock: 69,074 and 376,006 common shares at March 31, 2007 and March 31, 2008	(361)	(1,739)
Shareholder notes receivable	(2,128)	—
Accumulated other comprehensive loss	—	(6)
Retained earnings (deficit)	(3,553)	845

Total shareholders’ equity	9,355	113,190

Total liabilities, temporary equity and shareholders’ equity	$33,583	$130,702

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands, except share and per share amounts)

Product revenue	$29,993	$40,201	$65,359
Service revenue	3,287	7,982	15,328

Total revenue	33,280	48,183	80,687
Cost of product revenue	20,225	26,511	42,127
Cost of service revenue	2,299	5,976	10,335

Total cost of revenue	22,524	32,487	52,462

Gross profit	10,756	15,696	28,225
Operating expenses:
General and administrative	4,875	6,162	10,200
Sales and marketing	5,991	6,459	8,832
Research and development	1,171	1,078	1,832

Total operating expenses	12,037	13,699	20,864

Income (loss) from operations	(1,281)	1,997	7,361
Other income (expense):
Interest expense	(1,051)	(1,044)	(1,390)
Dividend and interest income	5	201	1,189

Total other income (expense)	(1,046)	(843)	(201)

Income (loss) before income tax	(2,327)	1,154	7,160
Income tax expense (benefit)	(762)	225	2,750

Net income (loss)	(1,565)	929	4,410
Accretion of redeemable preferred stock and preferred stock dividends	(3)	(201)	(225)
Conversion of preferred stock	—	(83)	—
Participation rights of preferred stock in undistributed earnings	—	(205)	(775)

Net income (loss) attributable to common shareholders	$(1,568)	$440	$3,410

Basic net income (loss) per share attributable to common shareholders	$(0.18)	$0.05	$0.22
Weighted-average common shares outstanding	8,524,012	9,080,461	15,548,189
Diluted net income (loss) per share attributable to common shareholders	$(0.18)	$0.05	$0.19
Weighted-average common shares and share equivalents outstanding	8,524,012	16,432,647	23,453,803

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY

	Temporary Equity		Shareholders’ Equity
	Series C						Common Stock				Accumulated
	Redeemable		Preferred Stock					Additional		Shareholder	Other	Retained	Total
	Preferred Stock		Series A		Series B			Paid-in	Treasury	Notes	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	Receivable	Loss	(Deficit)	Equity
	(In thousands, except share amounts)

Balance, March 31, 2005	—	$—	20,000	$116	2,234,400	$4,167	8,357,744	$4,643	$(345)	$(58)	$—	$(2,636)	$5,887
Issuance of stock and warrants	—	—	—	—	613,000	1,424	55,778	153	—	—	—	—	1,577
Exercise of stock options and warrants for cash and notes	—	—	—	—	—	—	483,378	445	—	(375)	—	—	70
Stock-based compensation	—	—	—	—	—	—	—	558	—	—	—	—	558
Changes in shareholder notes receivable	—	—	—	—	—	—	—	—	—	35	—	—	35
Issuance of common stock and warrants for services	—	—	—	—	—	—	24,000	60	—	—	—	—	60
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,565)	(1,565)

Balance, March 31, 2006	—	$—	20,000	$116	2,847,400	$5,591	8,920,900	$5,859	$(345)	$(398)	$—	$(4,201)	$6,622
Issuance of stock and warrants	1,818,182	4,755	—	—	142,430	368	—	—	—	—	—	—	368
Exercise of stock options and warrants for cash and notes	—	—	—	—	—	—	3,064,809	2,582	—	(1,753)	—	—	829
Conversion to common stock	—	—	(20,000)	(116)	—	—	60,000	199	—	—	—	(83)	—
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	435	—	—	—	—	435
Treasury stock purchase	—	—	—	—	—	—	(7,210)	—	(16)	—	—	—	(16)
Stock-based compensation	—	—	—	—	—	—	—	363	—	—	—	—	363
Changes in shareholder notes receivable	—	—	—	—	—	—	—	—	—	23	—	—	23
Accretion of redeemable preferred stock	—	198	—	—	—	—	—	—	—	—	—	(198)	(198)
Net income	—	—	—	—	—	—	—	—	—	—	—	929	929

Balance, March 31, 2007	1,818,182	$4,953	—	$—	2,989,830	$5,959	12,038,499	$9,438	$(361)	$(2,128)	$—	$(3,553)	$9,355
Accretion of preferred stock	—	225	—	—	—	—	—	—	—	—	—	(225)	(225)
Accrued dividend conversion	—	(423)	—	—	—	—	—	—	—	—	—	423	423
Changes in shareholder notes receivable	—	—	—	—	—	—	(306,932)	—	(1,378)	2,128	—	—	750
Initial public offering:
conversion of preferred stock	(1,818,182)	(4,755)	—	—	(2,989,830)	(5,959)	4,808,012	10,714	—	—	—	—	4,755
Initial public offering:
conversion of debt	—	—	—	—	—	—	2,360,802	10,762	—	—	—	—	10,762
Initial public offering, net of issuance costs of $4,246	—	—	—	—	—	—	6,849,092	78,559	—	—	—	—	78,559
Issuance of stock and warrants for services	—	—	—	—	—	—	2,210	29	—	—	—	—	29
Exercise of stock options and warrants for cash	—	—	—	—	—	—	1,211,725	2,014	—	—	—	—	2,014
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	1,183	—	—	—	—	1,183
Stock-based compensation	—	—	—	—	—	—	—	1,391	—	—	—	—	1,391
Adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	—	(210)	(210)
Net income	—	—	—	—	—	—	—	—	—	—	—	4,410	4,410
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	4,404

Balance, March 31, 2008	—	$—	—	$—	—	$—	26,963,408	$114,090	$(1,739)	$—	$(6)	$845	$113,190

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2006	2007	2008
	(In thousands)

Operating activities
Net income (loss)	$(1,565)	$929	$4,410
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	941	1,063	1,410
Stock-based compensation expense	618	363	1,391
Deferred income tax benefit (provision)	(922)	(213)	966
Loss on sale of assets	224	268	2
Other	37	21	228
Changes in operating assets and liabilities:
Accounts receivable	(2,757)	(5,161)	(6,469)
Inventories	491	(4,555)	(7,293)
Prepaid expenses and other assets	(300)	(524)	33
Accounts payable	(584)	840	1,914
Accrued expenses	416	735	2,046

Net cash used in operating activities	(3,401)	(6,234)	(1,362)
Investing activities
Purchase of property and equipment	(871)	(1,012)	(5,044)
Purchase of short-term investments	—	—	(2,410)
Additions to patents and licenses	(56)	(81)	(171)
Proceeds from disposal of equipment	735	263	—
Net decrease (increase) in amount due from shareholder	30	(139)	188

Net cash used in investing activities	(162)	(969)	(7,437)
Financing activities
Proceeds from issuance of long-term debt	134	40	750
Proceeds from issuance of convertible debt	—	—	10,600
Payment of long-term debt	(2,416)	(1,263)	(710)
Net activity in revolving line of credit	4,853	1,211	(6,064)
Excess benefit for deferred taxes on stock-based compensation	—	435	1,183
Proceeds from shareholder notes receivable	35	23	750
Proceeds from initial public offering, net of issuance costs of $4,246	—	—	78,559
Deferred financing costs	(94)	—	(256)
Proceeds from issuance of preferred stock, net of issuance costs of $108, $244 and $0	1,454	5,123	—
Proceeds from issuance of common stock	193	830	2,014

Net cash provided by financing activities	4,159	6,399	86,826

Net increase (decrease) in cash and cash equivalents	596	(804)	78,027
Cash and cash equivalents at beginning of period	493	1,089	285

Cash and cash equivalents at end of period	$1,089	$285	$78,312

Supplemental cash flow information:
Cash paid for interest	$1,003	$927	$1,182
Cash paid for income taxes	—	17	830
Supplemental disclosure of non-cash investing and financing activities
Capital leases entered into for purchase of equipment	$81	$40	$—
Notes receivable issued to shareholders	375	1,753	—
Long-term investment acquired through sale of inventory	—	794	—
Shares surrendered for payment of shareholder note receivable	—	—	(307)
Conversion of debt to common stock	—	—	10,762
Conversion of redeemable preferred stock and accrued dividends to common stock	—	—	10,714
Preferred stock accretion	3	201	225

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	DESCRIPTION OF BUSINESS

Organization

The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. The Company is a developer, manufacturer and seller of lighting and energy management systems. The corporate offices are located in Plymouth, Wisconsin and manufacturing and operations facilities are located in Plymouth and Manitowoc, Wisconsin.

Initial Public Offering

In December 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 8,846,154 shares were sold, including 1,997,062 shares sold by selling shareholders, at an issuance price of $13.00 per share. The Company raised a total of $89.0 million in gross proceeds from the IPO, or approximately $78.6 in net proceeds after deducting underwriting discounts and commissions of $6.2 million and offering costs of approximately $4.2 million. Concurrent with the closing of the initial public offering on December 24, 2007 all of the Company’s then outstanding Series B preferred stock and Series C preferred stock converted on a one share to one share basis to common stock. The number of shares converted was 2,989,830 and 1,818,182 of Series B preferred stock and Series C preferred stock, respectively. On December 24, 2007, the holders of the convertible debt converted $10.8 million of such debt and accreted interest into 2,360,802 shares of the Company’s common stock.

NOTE B —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence and bad debt reserves, accruals for warranty expenses, income taxes and certain equity transactions. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents.

Short-term investments

The Company has classified all marketable securities as short-term and available-for-sale since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of March 31, 2008, the Company’s short-term investments consisted of a single government agency bond maturing in November 2008 with a yield of 5.28% and unrealized loss of $6,000. The bond has been reported at fair value with the unrealized loss reported as a component of accumulated other comprehensive loss in shareholders’ equity. In the event of a sale of this or other securities classified as available-for-sale, any realized appreciation or depreciation, calculated by the

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific identification method, will be recognized in non-operating results. During fiscal 2007 and 2008, the Company did not sell any short-term investments.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is also approximately equal to its fair value.

Accounts receivable

The majority of the Company’s accounts receivable are due from companies in the commercial, industrial and agricultural industries, and wholesalers. Credit is extended based on an evaluation of a customer’s financial condition. Generally, collateral is not required for end users; however, the payment of certain trade accounts receivable from wholesalers is secured by irrevocable standby letters of credit. Accounts receivable are due within 30-60 days. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.

Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 10.25%. As of March 31, 2008, the following amounts were due from the third party finance company in future periods (in thousands):

2009	$118
2010	25

Total gross receivable	143
Less: amount representing interest	(8)

Net contracts receivable	$135

Inventories

Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value; with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2007 and 2008, the Company had inventory obsolescence reserves of $448,000 and $530,000.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories were comprised of the following (in thousands):

	March 31,	March 31,
	2007	2008

Raw materials and components	$5,496	$9,948
Work in process	358	680
Finished goods	3,642	6,161

	$9,496	$16,789

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, advance payments to contractors, prepaid income taxes and miscellaneous receivables. The balance at March 31, 2007 also included a $450,000 secured note with 5% interest due from a third party. The note was paid in full in May 2007.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Properties sold, or otherwise disposed of, are removed from the property accounts, with gains or losses on disposal credited or charged to income from operations.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews the carrying values of property and equipment for impairment when events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets’ carrying amount to determine if a write down to market value is required. No write downs were recorded in fiscal 2006, 2007 or 2008.

Property and equipment were comprised of the following (in thousands):

	March 31,
	2007	2008

Land and land improvements	$557	$703
Buildings	4,423	4,803
Furniture, fixtures and office equipment	1,441	2,256
Plant equipment	3,747	4,543
Construction in progress	130	2,918

	10,298	15,223
Less: accumulated depreciation and amortization	2,710	3,684

Net property and equipment	$7,588	$11,539

Equipment included above under capital leases were as follows (in thousands):

	March 31,
	2007	2008

Equipment	$1,451	$1,206
Less: accumulated amortization	531	433

Net equipment	$920	$773

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Depreciable lives by asset category are as follows:

Land improvements	10 - 15 years
Buildings	10 - 39 years
Furniture, fixtures and office equipment	3 - 10 years
Plant equipment	3 - 10 years

No interest has been capitalized for construction in progress, as it was not material for any of the periods presented.

Patents and Licenses

Patents and licenses are being amortized on a straight-line basis over 15-17 years. The Company capitalized $56,000, $81,000 and $171,000 of costs associated with obtaining patents and licenses in fiscal 2006, 2007 and 2008. Amortization expense recorded to cost of revenue for fiscal 2006, 2007 and 2008 was $14,000, $19,000 and $26,000. The costs and accumulated amortization for patents and licenses was $314,000 and $71,000 as of March 31, 2007; and $485,000 and $97,000 as of March 31, 2008. The average remaining useful life of the patents and licenses as of March 31, 2008 was approximately 14.9 years. As of March 31, 2008, amortization expense of the patents and licenses for each of the fiscal years ending 2009 through 2013 is estimated to be $25,000, with $243,000 remaining after 2013.

The Company’s management periodically reviews the carrying value of patents and licenses for impairment. As a result of this review, the Company wrote off an immaterial amount in fiscal 2007. No write-offs were recorded in fiscal 2008.

Investment

The investment consists of 77,000 shares of preferred stock of a manufacturer of specialty aluminum products which was acquired in July 2006 by exchanging products with a fair value of $794,000. The terms of the preferred stock contain protective covenants regarding capital structure changes and also certain provisions to require the redemption of the stock at a defined liquidation value. The terms of the stock also require a dividend payment of 12% on the liquidation value or $139,000 annually. The investment is being accounted for under the cost method of accounting. The Company does not have the ability to exert significant influence over the entity.

The Company’s management periodically reviews the carrying value of the investment for impairment. No impairment reserve was required at March 31, 2007 or March 31, 2008.

Other Long-Term Assets

Other long-term assets include $100,000 and $62,000 deferred financing costs as of March 31, 2007 and March 31, 2008 related to debt issuances and other miscellaneous items. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (6 to 15 years). For the year ended March 31 2008, the amortization was $293,000, which included $256,000 related to the convertible debt issuance which was expensed upon the completion of our initial public offering.

Accrued Expenses

Accrued expenses include warranty accruals, accrued wages, accrued vacations, sales tax payable and other various unpaid expenses. Accrued subcontractor fees amounted to $548,000 and $916,000 as of March 31, 2007 and March 31, 2008. Accrued bonus costs amounted to $211,000 and $968,000 as of March 31, 2007 and March 31, 2008.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products. In fiscal 2006, the Company experienced significant warranty problems with new ballast and lamp components manufactured by a third party supplier. The Company charged back costs against accounts payable due the supplier as partial reimbursement for replacement material and labor costs incurred to correct certain product failures at its customers’ facilities. The Company also provided a general reserve for warranty costs as of March 31, 2007 and 2008.

Changes in the Company’s warranty accrual were as follows (in thousands):

	March 31,
	2007	2008

Beginning of year	$332	$45
Provision to cost of revenue	249	242
Charges	(536)	(218)

End of year	$45	$69

Incentive Compensation

The Company’s compensation committee approved an Executive Fiscal Year 2008 Annual Cash Incentive Program under our 2004 Stock and Incentive Awards plan, which became effective upon the closing of the Company’s initial public offering. The plan calls for performance and discretionary bonus payments ranging from 23-125% of the fiscal 2008 base salaries of the Company’s named executive officers. The range of fiscal 2008 financial performance-based bonus guidelines under the approved plan begins if the Company achieves a minimum of 1.25 times the fiscal 2007 revenue and/or up to 3.25 times the fiscal 2007 operating income, and will correspondingly increase on a pro rata basis up to a maximum of 1.67 times those initial measures. Accordingly, based upon the results for the year ended March 31, 2008, the Company accrued expense of $696,000 related to this plan.

In connection with and effective upon the closing of the Company’s initial public offering, the compensation committee established an award program for our Chief Executive Officer consisting of a potential stock price performance bonus of $100,000 per each $1.00 that the price of the Company’s common stock has increased over the initial public offering price of $13.00 per share. The amount of this bonus is capped at $1.5 million and is measured at the one year anniversary of the closing of the Company’s initial public offering. Accordingly, for the year ended March 31, 2008, the Company accrued no expense based upon a comparison of the Company’s March 31, 2008 stock price in relation to the price of our common stock from the closing of the IPO.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin, (SAB) No. 104, Revenue Recognition. Based upon SAB 104, revenue is recognized when the following four criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured

These four criteria are met for the Company’s product only revenue upon delivery of the product and title passing to the customer. At that time, the Company provides for estimated costs that may be incurred for product warranties and sales returns. Revenues are presented net of sales tax and other sales related taxes.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For sales contracts consisting of multiple elements of revenue, such as a combination of product sales and services, the Company determines revenue by allocating the total contract revenue to each element based on the relative fair values in accordance with Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements With Multiple Deliverables.

Services other than installation and recycling that are completed prior to delivery of the product are recognized upon shipment and are included in product revenue as evidence of fair value does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management.

Service revenue includes revenue earned from installation, which includes recycling services. Service revenue is recognized when services are complete and customer acceptance has been received. The Company primarily contracts with third-party vendors for the installation services provided to customers and, therefore, determines fair value based upon negotiated pricing with such third-party vendors. Recycling services provided in connection with installation entail disposal of the customer’s legacy lighting fixtures.

Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid Expenses and Other Current Assets on the Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $298,000 and $82,000 as of March 31, 2007 and 2008.

Deferred revenue relates to an obligation to provide maintenance on certain sales and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue is recognized when the services are delivered, which occurs in excess of a year after the original contract.

Deferred revenue was comprised of the following (in thousands):

	March 31,
	2007	2008

Deferred revenue — current liability	$—	$134
Deferred revenue — long term liability	133	41

Total deferred revenue	$133	$175

A sales-type financing program is offered to customers where their purchase is financed by the Company. The contracts are one year in duration and at the completion of the initial one year term, provide for automatic annual renewals of generally up to four years at agreed pricing, an early buyout for cash or for the return of the equipment at the customer’s expense. Upon completion of the installation, the future lease cash flows and residual rights to the related equipment are then sold by the Company, without recourse, to an unrelated third party finance company in exchange for cash and future payments.

In accordance with EITF 01-8, Determining whether an Arrangement Contains a Lease, SFAS 13, Accounting for Leases and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, revenue is recognized for the net present value of the future payments from the third party finance company upon completion of the project. The Company’s contract terms with the third party finance company provide for a non-recourse sale of the customer’s installment contract, with the finance company providing 70% of funding at contract origination, 15% in year two and 15% in year three. Sales under this program amounted to 4.5%, 1.5% and 0.3% of revenue for fiscal 2006, 2007 and 2008.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records costs incurred in connection with shipping and handling of products as cost of product revenue. Amounts billed to customers in connection with these costs are included in product revenue.

Advertising

Advertising costs of $233,000, $272,000 and $448,000 for fiscal 2006, 2007 and 2008 were charged to operations as incurred.

Research and Development

The Company expenses research and development costs as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences will reverse. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. Realized tax benefits from the exercise of stock options were $435,000 and $1,183,000 for the years ended March 31, 2007 and March 31, 2008. The Company recognizes penalties and interest related to tax liabilities in income tax expense.

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

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized for the years ended March 31, 2007 and 2008 includes the current period’s cost for all stock options granted prior to, but not yet vested as of April 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to March 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the adoption of SFAS 123(R), the Company’s financial results were lower than under our previous accounting method for share-based compensation by the following amounts (in thousands except per share amounts):

	Fiscal Year	Fiscal Year
	Ended March 31, 2007	Ended March 31, 2008

Income before income tax	$363	$1,391
Net income	292	861
Net income attributable to common shareholders	292	861
Basic net income per common share attributable to common shareholders	0.03	0.06
Diluted net income per common share attributable to common shareholders	0.02	0.04

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) be classified as financing cash flows. For the years ended March 31, 2007 and March 31, 2008, $435,000 and $1,183,000 of such excess tax benefits were classified as financing cash flows.

The Company has used the Black-Scholes option-pricing model both prior to and following the adoption of SFAS 123(R). In fiscal 2006, the Company determined volatility based on an analysis of the Company’s common stock sales among shareholders. Beginning in fiscal 2007, the Company determined volatility based on an analysis of a peer group of public companies which was determined to be more reflective of the expected future volatility. For fiscal 2008, the Company continues to use an analysis of a peer group of public companies to determine volatility as there is not sufficient history of the Company’s public stock price as of March 31, 2008. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. Government issues with a remaining term equal to the expected term of the option. The expected term is based upon the vesting term of the Company’s options and expected exercise behavior. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.

The fair value of each option grant in fiscal 2006, 2007 and 2008 was determined using the assumptions in the following table:

	Fiscal Year Ended March 31,
	2006	2007	2008

Weighted average expected term	6.0 years	6.6 years	4.0 years
Risk-free interest rate	4.35%	4.62%	3.92%
Expected volatility	50%	60%	60%
Expected forfeiture rate	N/A	6%	6%
Expected dividend yield	0%	0%	0%

The Company engaged Wipfli, LLP, an unrelated third-party appraisal firm, to perform a contemporaneous valuation analysis of the Company’s common stock as of April 30, 2007. That analysis, prepared in accordance with the methodology prescribed by the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation, estimated the fair market value of the Company’s common stock at $4.15 per share. Wipfli, LLP considered a variety of valuation methodologies and economic outcomes and calculated its final valuation using the Probability Weighted Expected Return Method. In accordance with the AICPA Practice Aid, the valuation gave recognition to the Company’s consideration of an initial public offering; while also considering the economic value of other strategic alternatives or economic outcomes that might occur.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

That same valuation firm also prepared a valuation report as of November 2006 that valued the Company’s common stock at $2.20 per share. That valuation was considered appropriate by the Board of Directors, in addition to considering other relevant valuation factors, for determining the exercise price of option grants made from December 2006 to April 2007. For option grants in fiscal 2007 prior to December 2006, the Board of Directors determined the exercise price of option grants based upon estimates of fair value. Upon completion of the November 2006 valuation report, for financial reporting purposes, the Company determined that it was appropriate to use the $2.20 per share value as the fair value within the Black-Scholes option pricing model for all fiscal 2007 grants prior to December 2006.

Upon completion of the April 30, 2007 valuation by Wipfli, LLP, the Company determined that it was appropriate to use the $4.15 per common share value in its Black-Scholes option pricing model for financial reporting purposes for the March and April 2007 stock option grants. Due to the proximity of the November 2006 valuation to the December grants, the Company believes the $2.20 per common share value used as the exercise price approximates fair value for financial reporting purposes.

On July 27, 2007, the Company granted stock options for 429,432 shares at an exercise price of $4.49 per share. The compensation committee and board of directors determined that the exercise price of such stock options was at least equal to the fair market value of the Company’s common stock as of such date primarily based on the $4.49 per share conversion price of the substantially simultaneous subordinated convertible note placement.

The exercise price and fair value of stock option grants in fiscal 2006 was based upon known independent third-party sales of common stock and the per share prices at which we issued shares of our common and preferred stock to third-party investors.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents. In accordance with EITF D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the $83,000 excess in fiscal 2007 of (1) fair value of the consideration transferred to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms was subtracted from net income (loss) to arrive at net income (loss) attributable to common shareholders in the calculation of earnings per share.

In addition, all series of the Company’s preferred stock participate in all undistributed earnings with the common stock. The Company allocated earnings to the common shareholders and participating preferred shareholders under the two-class method as required by EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company’s common stock and participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company’s participating preferred stock was not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends.

Diluted net income per common share reflects the dilution that would occur if preferred stock were converted, warrants and employee stock options were exercised, and shares issued per exercise of stock options for which the exercise price was paid by a non-recourse loan from the Company were outstanding. In the computation of diluted net income per common share, the Company uses the “if converted” method for preferred stock and restricted stock, and the “treasury stock” method for outstanding options and warrants. In addition, in computing the dilutive effect of the convertible notes, the numerator is adjusted to add back the after-tax amount of interest recognized in the

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. The effect of net income (loss) per common share is calculated based upon the following shares (in thousands except share amounts):

	Fiscal Year Ended March 31,
	2006	2007	2008

Numerator:
Net income (loss)	$(1,565)	$929	$4,410
Accretion of redeemable preferred stock and preferred stock dividends	(3)	(201)	(225)
Conversion of preferred stock	—	(83)	—
Participation rights of preferred stock in undistributed earnings	—	(205)	(775)

Numerator for basic net income (loss) per common share	(1,568)	440	3,410
Adjustment for convertible note interest, net of income tax effect	—	—	149
Preferred stock dividends and participation rights of preferred stock	—	406	1,000

Numerator for diluted net income (loss) per common share	$(1,568)	$846	$4,559

Denominator:
Weighted-average common shares outstanding	8,524,012	9,080,461	15,548,189
Weighted-average effect of preferred stock, restricted stock, convertible notes and assumed conversion of stock options and warrants	—	7,352,186	7,905,614

Weighted-average common shares and common share equivalents outstanding	8,524,012	16,432,647	23,453,803

For fiscal 2006, the Company did not adjust for the conversion or exercise effect of preferred stock, restricted stock or common share equivalents or the issuance of shares exercised with non-recourse loans, as the impact would be anti-dilutive due to the Company’s losses.

The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2006	2007	2008

Series A preferred	20,000	—	—
Series B preferred	2,847,400	2,989,830	—
Series C redeemable preferred	—	1,818,182	—
Common stock subject to non-recourse shareholder notes receivable	—	2,150,000	—
Common stock options	6,394,730	4,714,547	4,716,022
Common stock warrants	1,098,574	1,109,390	578,788

Total	10,360,704	12,781,949	5,294,810

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash is deposited with one major financial institution. At times, deposits in this institution exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 14%, 26% and 28% of cost of revenue in fiscal 2006, 2007 and 2008.

In fiscal 2006 and 2007, there were no customers who individually accounted for greater than 10% of revenue. For fiscal 2008, one customer accounted for 17% of revenue.

Two customers, individually, each accounted for 11% of the accounts receivable balance as of March 31, 2007. One customer accounted for 19% of accounts receivable as of March 31, 2008.

Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.

The Company’s revenue and long-lived assets outside the United States are insignificant.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS No. 157 is effective for years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB staff position (“FSP”) SFAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We are currently evaluating the potential effect of SFAS 157 on our financial statements.

On February 15, 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election would be

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

irrevocable. SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combination. This new standard will significantly change the financial accounting and reporting of business combination transactions. The Company will be required to adopt SFAS 141(R) on or after December 15, 2008. An entity may not apply these standards before that date. The Company has not yet determined the effect, if any, that the adoption of SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment to ARB No. 51 (SFAS 160). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires reclassifying noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company has determined that there is no current impact of adopting SFAS 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for years beginning after November 15, 2008. The Company is in the process of evaluating what effect, if any, adoption of SFAS 161 may have on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on the consolidated financial statements.

NOTE C —	RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company had non-interest bearing advances of $157,000 to a shareholder, and also held an unsecured, 1.46% note receivable due from the same shareholder in the amount of $67,000, including interest receivable. These advances and this note were repaid on August 2, 2007. During fiscal 2006, 2007 and 2008, the Company forgave $37,000, $37,000 and $37,000 of shareholder advances as part of a contractual employment relationship.

The Company incurred fees of $110,000, $78,000 and $24,000, which were paid to a shareholder as consideration for guaranteeing notes payable and certain accounts payable during 2006, 2007 and 2008, respectively. These fees were based on a percentage applied to the monthly outstanding balances or revolving credit commitments. These guarantees were released in fiscal 2008.

The Company incurred fees of $27,000 and $112,500 during 2007 and 2008, respectively, which were paid to an executive for intellectual property fees pursuant to an employment agreement. Reference note K for subsequent event related to this agreement.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases, on a month-to-month basis, an aircraft owned by an entity controlled by an officer and shareholder. Amounts paid during fiscal 2006, 2007 and 2008 were $107,000, $102,000 and $39,000.

The Company held a recourse note receivable in the amount of $375,000 at March 31, 2007 and held various non-recourse notes receivable in the amount of $1.8 million at March 31, 2007. These notes were entered into in connection with the exercise of stock option grants by certain directors and or officers of the Company. These notes were repaid in fiscal 2008.

During fiscal 2006, 2007 and 2008, the Company recorded revenue of $91,000, $32,000 and $136,000 for products and services sold to an entity for which the Company’s Chairman of the Board was the executive chairman.

NOTE D —	LONG-TERM DEBT

Long-term debt as of March 31, 2007 and 2008 consisted of the following (in thousands):

	March 31,
	2007	2008

Revolving credit agreement	$6,064	$—
Term note	1,629	1,440
First mortgage note payable	1,062	1,045
Debenture payable	956	922
Lease obligations	850	536
Other long-term debt	778	1,373

Total long-term debt	11,339	5,316
Less current maturities	(736)	(843)

Long-term debt, less current maturities	$10,603	$4,473

Revolving Credit Agreement

On March 18, 2008, the Company entered into a credit agreement (“Credit Agreement”) to replace a previous agreement between the Company and Wells Fargo. The Credit Agreement provides for a revolving credit facility (“Line of Credit”) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. The Company has a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the Line of Credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. As of March 31, 2008 the Company had not drawn any funds on the Line of Credit. Borrowings allowed under the line of credit as of March 31, 2008 were $19.9 million based upon available working capital, as defined.

The Company must pay a fee of 0.20% on the average daily unused amount of the Line of Credit, fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof, and a fee equal to 1.0% of the principal amount of the Line of Credit then in effect if the Company terminates the Line of Credit prior to December 23, 2008.

The agreement provides that the Company has the option to select the interest rate applicable to all or a portion of the outstanding principal balance of the Note either (i) at a fluctuating rate per annum one percent (1.00%) below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be one and one quarter percent (1.25%) above LIBOR. Interest is payable on the last day of each month, commencing March 31, 2008.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement is secured by a first lien security interest in all of the Company’s accounts receivable, general intangibles and inventory, and a second lien priority in all of the Company’s equipment and fixtures and contains certain financial covenants including minimum net income requirements and requirements that the Company maintain net worth and fixed charge coverage ratios at prescribed levels. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, makes loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets.

During fiscal 2008, the Company was not in compliance with the capital expenditures provision from working capital covenant of the previous agreement, but received a waiver from the lender for failure to meet this covenant. The Company used proceeds in the amount of $6.0 million from its convertible note placement to pay down the previous revolving line of credit during fiscal 2008.

Term Note

The Company’s term note requires principal and interest payments of $25,000 per month payable through February 2014 at an interest rate of 6.9%. Amounts outstanding under the note are secured by a first security interest and first mortgage in certain long-term assets and a secondary interest in inventory and accounts receivable and a secondary general business security agreement on all assets. In addition, the agreement precludes the payment of dividends on our common stock. Amounts outstanding under the note are 75% guaranteed by the United States Department of Agriculture Rural Development Association.

First Mortgage Note Payable

The Company’s first mortgage note payable has an interest rate of prime plus 2% (effective rate of 7.25%) at March 31, 2008, and requires monthly payments of principal and interest of $10,000 through September 2014. The mortgage is secured by a first mortgage on the Company’s manufacturing facility. The mortgage includes certain prepayment penalties and various restrictive covenants, with which the Company was in compliance as of March 31, 2008.

Debenture Payable

The Company’s debenture payable was issued by Certified Development Company at an effective interest rate of 6.18%. The balance is payable in monthly principal and interest payments of $8,000 through December 2024 and is guaranteed by United States Small Business Administration 504 program. The amount due was collateralized by a second mortgage on manufacturing facility.

Lease Obligations

The Company’s capital lease obligations have been recorded at rates of 6.5% to 16.2%. The leases are payable in installments through February 2010 and are collateralized by the related leased equipment.

Other long-term debt

In November 2007, the Company completed a Wisconsin Community Development Block Grant with the local city government to provide financing in the amount of $750,000 for the purpose of acquiring additional production equipment. The loan has an interest rate of 4.9% and is collateralized by the related equipment. The loan requires monthly payments of $11,000 through March 2015.

Other long-term debt consists of block grants and equipment loans from local governments. Interest rates range from 2.0% to 4.9%. The amounts due are collateralized by purchase money security interests in plant

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment. Repayment of up to $250,000 may be forgiven beginning in 2010 if the Company is able to create certain types and numbers of jobs within the lending localities.

Aggregate Maturities

As of March 31, 2008, aggregate maturities of long-term debt were as follows (in thousands):

Fiscal 2009	$843
Fiscal 2010	805
Fiscal 2011	615
Fiscal 2012	603
Fiscal 2013	499
Thereafter	1,951

$5,316

NOTE E —	CONVERTIBLE NOTES

In August 2007, the Company issued $10.6 million of convertible subordinated notes, maturing in August 2012 and bearing interest at 6% per annum with no scheduled principal payments prior to maturity. The 6% interest accrued at 2.1% payable in cash on a quarterly basis and 3.9% which accreted to the principal balance of the convertible notes on a quarterly basis.

The convertible notes contained terms and conditions, including: (i) automatic conversion into 2,360,802 shares of our common stock upon a qualified public offering, (ii) various registration rights with respect to the shares of our common stock received upon conversion of the notes and (iii) a requirement for the Company to reserve an equal number of shares of its authorized common stock to satisfy the conversion obligation. In accordance with the terms, the notes and accrued interest converted to common stock upon our initial public offering in December 2007.

NOTE F —	INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ending (in thousands):

	Fiscal Year Ended March 31,
	2006	2007	2008

Current	$160	$438	$1,784
Deferred	(922)	(213)	966

	$(762)	$225	$2,750

	2006	2007	2008

Federal	$(517)	$295	$2,494
State	(245)	(70)	256

	$(762)	$225	$2,750

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2006	2007	2008

Statutory federal tax rate	(34.0)%	34.0%	34.0%
State taxes, net	(5.5)%	7.9%	4.2%
Stock-based compensation expense	9.6%	3.9%	2.7%
Federal tax credit	(3.2)%	(13.3)%	(1.5)%
State tax credit	(5.8)%	(16.5)%	(1.0)%
Change in tax contingency reserve	8.9%	0.0%	(0.1)%
Other, net	(2.7)%	3.5%	(0.2)%

Effective income tax rate	(32.7)%	19.5%	38.1%

The net deferred tax assets reported in the accompanying consolidated financial statements include the following components (in thousands):

	March 31,
	2007	2008

Federal and state operating loss carryforwards	$857	$79
Tax credit carryforwards	702	772
Inventory, accruals and reserves	341	330
Fixed assets	252	—
Non qualified stock options	91	325
Other	167	249

Total deferred tax assets	2,410	1,755
Deferred revenue	—	(195)
Fixed assets	—	(172)
Other	(158)	(102)

Total deferred liabilities	(158)	(469)
Net deferred tax assets	$2,252	$1,286

The Company is eligible for tax benefits associated with the excess tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return. Benefits of $435,000 and $1.2 million were recorded in 2007 and 2008 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized in the current year.

As of March 31, 2008, the Company has U.S. Federal net operating loss carryforwards of approximately $1.8 million that are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has U.S. State net operating loss carryforwards of approximately $2.3 million, of which $1.3 million are associated with the exercise of non-qualified stock options. The benefit from the net operating losses created from these exercises will be recorded as a reduction in taxes payable and a credit to additional paid-in capital in the period in which the benefits are realized. The Company also has federal and state tax credit carryforwards of approximately $296,000 and $472,000 as of March 31, 2008. Both the net operating losses and tax credit carryforwards expire between 2016 and 2027. In 2007, the Company’s past issuances and transfers of stock caused an ownership change. As a result, the Company’s ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income will

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be subject to limitations in a particular year, which could potentially result in increased future tax liability for the Company. For the year ended March 31, 2008, utilization of the federal loss carryforwards was limited to $3.0 million. The Company does not believe the ownership change affects the use of the full amount of the net operating loss carryforwards.

A valuation allowance against deferred tax assets has not been provided as management believes it is more likely than not that the Company will realize the benefits of these assets. The factors included in this assessment were the Company’s recognition of income before income tax of $1.2 million and $7.2 million for fiscal 2007 and fiscal 2008 and the anticipated fiscal 2009 revenue growth.

Uncertain tax positions

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

The adoption of FIN 48 resulted in an increase of the Company’s accumulated deficit of $210,000 at April 1, 2007. As of March 31, 2008 the balance of gross unrecognized tax benefits was approximately $392,000, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect any of these amounts to change in the next twelve months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2000 are open to examination by tax authorities.

The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits.

Fiscal Year Ended
March 31, 2008

Unrecognized tax benefits upon adoption on April 1, 2007	$370
Decreases relating to settlements with tax authorities	(39)
Additions based on tax positions related to the current period positions	61

Unrecognized tax benefits as of March 31, 2008	$392

NOTE G —	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $107,000, $413,000 and $924,000 for fiscal 2006, 2007 and 2008. Total annual commitments under non-cancelable operating leases with terms in excess of one year at March 31, 2008 are as follows (in thousands):

Fiscal 2009	$1,059
Fiscal 2010	559
Fiscal 2011	501
Fiscal 2012	430
Fiscal 2013	241

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2008, the Company had entered into $11.9 million of purchase commitments related to fiscal 2009, including $7.5 million related to the remaining capital committed for construction of the technology center and $3.6 million for inventory purchases.

Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. In fiscal 2007 and 2008, the Company made matching contributions of approximately $7,000 and $10,000. No contributions were made in 2006.

Litigation

In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, several of its officers, all members of the board of directors, and certain underwriters relating to the Company’s December 2007 initial public offering. The plaintiffs claim to represent those persons who purchased shares of the Company’s common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in the registration statement and prospectus. The claims allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.

The Company believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the complaints, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of any of the lawsuits could have a material effect on the Company’s consolidated financial position and results of operations. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

NOTE H — TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY

Conversion of Preferred Stock Upon Completion of Initial Public Offering

Upon completion of the Company’s IPO, all preferred shares were converted into common stock. Prior to the IPO, the Company had issued various classes of preferred stock. Series B and Series C preferred stock carried terms allowing for liquidation preference, voting rights, and conversion into common stock at a one-to-one ratio upon certain qualifying exit events. Series C preferred shares carried a redemption provision and a dividend preference at a non-compounded rate of 6% resulting in the carrying value of the preferred Series C stock being increased by an accretion each period.

Stock Split

On March 23, 2006, the Company declared a 2 for 1 stock split to shareholders of record as of April 1, 2006. All share and per share amounts have been restated to reflect the stock split.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series C Redeemable Preferred Stock

In August and September 2006, the Company sold an aggregate 1,818,182 shares of Series C redeemable preferred stock to institutional investors for total proceeds of approximately $4.8 million, net of offering costs of $245,000. As of March 31, 2007, 2,000,000 shares of authorized preferred stock had been reserved for Series C. The terms of the Series C preferred stock provided for:

•	senior rank to other classes and series of stock with respect to the payment of dividends and proceeds upon liquidation

•	entitlement to receive cumulative dividends accruing at a non-compounded annual rate of 6% upon the occurrence of certain events (accumulated dividends through the IPO were $423,000)

•	liquidation preference equal to the purchase price plus any accumulated dividends

•	conversion into common stock at a one-to-one ratio upon certain qualifying exit events resulting in net proceeds to the Company of at least $30 million (upon conversion in a qualifying event, all rights related to accrued and unpaid dividends would be extinguished)

•	weighted average dilution protection for any issuance of stock or other equity instruments (other than for stock options granted under existing stock plans) at a price per share less than the Series C purchase price of $2.75

•	proportional adjustment of the number of shares of common stock into which one share of Series C preferred stock may be converted in the event of stock splits, stock dividends reclassifications and similar events

•	a redemption feature at the option of the holder, including accumulated dividends, if certain liquidity events are not achieved within five years from issuance

•	right to vote with common stock on all matters submitted to a vote of shareholders

Due to the nature of the redemption feature and other provisions, the Company classified the Series C redeemable preferred stock as temporary equity. The carrying value was being accreted to its redemption value over a period of five years at a non-compounded rate of 6%.

Series B Preferred Stock

From October 2004 through June 2006, the Company completed various private placements of Series B preferred stock for net proceeds in fiscal 2006 and 2007 of $1.4 million and $400,000. Proceeds were net of direct offering costs of $81,000 and zero in fiscal 2006 and 2007. The Series B placements consisted of one share of Series B preferred stock and, in certain placements, a warrant to purchase one-third share of common stock for $2.30 per share expiring at various dates through January 2010. The terms of the Series B preferred stock provided for:

•	a liquidation preference equal to the purchase price of the Series B shares

•	automatic conversion to common stock at a one-to-one ratio upon registration of the common stock under a 1933 Act registration

•	no dividend preference

•	right to vote with common stock on all matters submitted to a vote of shareholders

For the Series B transactions where common stock warrants were issued, the value of the warrants issued to the placement agent was recorded as additional paid-in capital.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series A Preferred Stock

In December 2004, the Company offered its Series A 12% preferred shareholders the opportunity to exchange each share of their Series A preferred stock for three shares of the Company’s common stock. The Series A preferred stock carried a liquidation preference over the common stock and a cumulative 12% dividend and, prior to the December conversion offer, a conversion entitling each share of the Series A preferred stock the right to convert into two shares of common stock feature. Under the guidance provided in SFAS 84, Induced Conversions of Convertible Debt, the Company determined that the increase in conversion ratio from 2 to 3 was an inducement offer and accounted for the change in conversion ratio as an increase to paid-in capital and a charge to accumulated deficit. Furthermore, the historical carrying value of the Series A preferred was reclassified to paid-in capital at the time of conversion.

As of March 31, 2005, all but 20,000 shares of Series A preferred stock had been converted. The remaining 20,000 shares were converted in March 2007. The amount assigned to the inducement, calculated using the number of additional common shares offered multiplied by the estimated fair market value of common stock at the time of conversion, was $83,000 for fiscal 2007.

Treasury Stock

In fiscal 2008, certain shareholder receivables were settled with shares of common stock. The shares tendered totaled 306,932 and are held as treasury stock by the Company.

Shareholder receivables

In fiscal 2006, the Company issued to a director a note receivable with recourse, totaling $375,000, to purchase 400,000 shares of common stock by exercise of fully vested non-qualified stock options. The note matured in November 2012 or earlier upon notice from the Company and bore interest at 4.23% payable annually in cash or stock.

The interest rate was deemed to be a below market rate on issuance and in accordance with EITF 00-23, Issues related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, the Company recorded additional compensation expense of $525,000 in fiscal 2006. This amount represented the appreciation of the fair value of the Company’s stock from the time of the option grant through the issuance of the recourse note.

In fiscal 2007, the Company issued $1,753,000 of notes receivable to officers to purchase 2,150,000 shares of common stock by exercise of fully vested non-qualified stock options. The notes matured in March 2012 or earlier upon notice from the Company and bore interest at 7.65% payable annually in cash or stock. As the notes were repaid, and interest collected, interest received would be credited to compensation expense. For accounting purposes, the notes are considered non-recourse and therefore, the options are not deemed exercised until the note is paid. Accordingly, the common stock was not considered issued for accounting purposes until the Company received payment of the notes.

In fiscal 2008, all director and shareholder notes and advances, along with accrued interest, were settled, either in cash or with shares. Total principal payments were $985,800 and shares tendered totaled 306,932. Concurrent with the above transaction, the Company issued 306,932 non-qualifying stock options with a fair value exercise price of $4.49. In accordance with SFAS 123(R) the Company recognized stock-based compensation expense with respect to such grants of $224,000 in fiscal 2008 and will recognize $127,000 in fiscal 2009.

NOTE I —	STOCK OPTIONS AND WARRANTS

The Company grants stock options and other stock-based equity incentive awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9,000,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. The options are contingent on the employees’ continued employment and are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of ten years. In the past, the Company has granted both incentive stock options and non-qualified stock options. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company. In December 2007, upon the closing of our initial public offering, an additional 1,500,000 option shares were made available for grant under our 2004 Stock and Incentive Awards plan.

Prior to our IPO, certain non-employee directors elected to receive shares of stock in lieu of fees for services as a director under the non-employee director compensation plan which became effective upon the closing of our IPO. Pursuant to such elections, the Company awarded 2,210 shares from the 2004 Stock Incentive Awards Plan as pro-rata compensation for the remainder of fiscal 2008. The shares were issued in January 2008 and valued at the Company’s initial public offering price.

In accordance with the adoption of SFAS 123(R), the following amounts of stock-based compensation were recorded (in thousands):

	Fiscal Year Ended
	2007	2008

Cost of product revenue	$24	$122
General and administrative	154	852
Sales and marketing	153	375
Research and development	32	42

	$363	$1,391

In fiscal 2006, in accordance with APB No. 25, the Company recognized stock-based compensation of $558,000.

The number of shares available for grant under the plans were as follows:

Available at March 31, 2005	2,505,200
Granted	(735,000)
Forfeited	278,000

Available at March 31, 2006	2,048,200
Granted	(1,657,500)
Forfeited	280,000

Available at March 31, 2007	670,700
Amendment to Plan; concurrent with IPO	1,500,000
Granted stock options	(737,432)
Awarded shares in lieu of fees	(2,210)
Forfeited	51,000

Available at March 31, 2008	1,482,058

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options granted during fiscal 2008 are summarized as follows:

	Number of		Fair Value
	Options Granted	Exercise Price	Estimate per Share	Intrinsic Value

April 2007	50,000	$2.20	$4.15	$98,000
July 2007	429,432	4.49	4.49	—
February 2008	143,000	9.00	9.00	—
March 2008	115,000	10.14	10.14	—

The following table summarizes information with respect to outstanding stock options:

			Weighted
		Weighted	Average
		Average	Fair Value
	Number of	Exercise	of Options	Aggregate Intrinsic
	Shares	Price	Granted	Value

Outstanding at March 31, 2005	6,412,108	$1.02	$0.48
Granted	735,000	1.87
Exercised	(474,378)	.91
Forfeited	(278,000)	2.09

Outstanding at March 31, 2006	6,394,730	1.06	$1.54
Granted	1,657,500	2.26
Exercised	(3,057,683)	.84
Forfeited	(280,000)	2.25

Outstanding at March 31, 2007	4,714,547	1.56	$1.35
Granted	737,432	6.09
Exercised	(684,957)	1.27
Forfeited	(51,000)	2.05

Outstanding at March 31, 2008	4,716,022	2.30	$3.03	$34,201,000

Exercisable at March 31, 2008	2,409,190	$1.24		$20,005,100

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2008:

	March 31, 2008
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Price	Outstanding	(Years)	Price	Vested	Price

$0.69	887,124	3.1	$0.69	887,124	$0.69
0.75 - 0.94	647,420	3.7	0.91	597,420	0.93
1.23 - 1.50	448,000	5.2	1.48	369,600	1.49
2.20 - 2.25	1,765,046	8.2	2.21	449,646	2.23
2.50 - 2.75	281,000	8.2	2.53	105,400	2.53
4.49 - 5.00	429,432	9.3	4.49	—	—
5.01 - 9.00	143,000	9.9	9.00	—	—
10.14	115,000	9.9	10.14	—	—

	4,716,022	6.5	$2.30	2,409,190	$1.24

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at March 31, 2008.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2008 is as follows (in thousands):

Fiscal 2009	$1,255
Fiscal 2010	916
Fiscal 2011	841
Fiscal 2012	719
Fiscal 2013	211
Thereafter	294

$4,236
Remaining weighted average expected term	6.5 years

The Company has issued warrants to placement agents in connection with various stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. Warrants issued in fiscal 2006 and 2007 were treated as offering costs and valued at $30,000 and $18,000. Fiscal 2006 also included warrants valued at $6,000 that were expensed. There were no warrants issued in fiscal 2008. Warrants issued were valued using the following assumptions:

	March 31,
	2006	2007	2008

Dividend yield	0.00%	0.00%	—
Weighted average risk-free interest rate	4.35%	4.62%	—
Weighted average contractual term	5 years	5 years	—
Expected volatility	50%	60%	—

Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at March 31, 2005	1,064,314	$2.02
Issued	45,260	2.47
Exercised	(9,000)	1.50
Cancelled	(2,000)	1.50

Outstanding at March 31, 2006	1,098,574	2.24
Issued	19,580	2.41
Exercised	(7,966)	1.80
Cancelled	(798)	1.50

Outstanding at March 31, 2007	1,109,390	2.24
Issued	—	—
Exercised	(526,766)	2.17
Cancelled	(3,836)	1.50

Outstanding at March 31, 2008	578,788	$2.31

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of outstanding warrants follows:

	March 31,
Exercise Price	2008	Expiration

$2.25	38,980	Fiscal 2014
$2.30	495,048	Fiscal 2010
$2.50	37,260	Fiscal 2011
$2.60	7,500	Fiscal 2012

Total	578,788

NOTE J —	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended March 31, 2008 and March 31, 2007 are as follows:

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2007	2007	2007	2008	Total
	(In thousands, except per share amounts)

Total revenue	$16,721	$18,405	$23,311	$22,250	$80,687
Gross profit	5,603	6,321	8,254	8,047	28,225
Net income	748	1,053	1,153	1,456	4,410
Accretion of redeemable preferred stock and preferred stock dividends	(75)	(75)	(75)	—	(225)
Participation rights of preferred stock in undistributed earnings	(219)	(292)	(264)	—	(775)
Net income attributable to common shareholders	$454	$686	$814	$1,456	$3,410
Basic net income per share attributable to common shareholders	$0.05	$0.06	$0.06	$0.05	$0.22
Shares used in basic per share calculation	9,950	10,712	13,889	26,952	15,548
Diluted net income per share attributable to common shareholders	$0.04	$0.06	$0.05	$0.05	$0.19
Shares used in diluted per share calculation	18,088	19,782	22,858	30,070	23,454

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2006	2006	2006	2007	Total
	(In thousands, except per share amounts)

Total revenue	$9,680	$10,631	$13,563	$14,309	$48,183
Gross profit	3,425	3,253	4,363	4,655	15,696
Net income (loss)	141	(136)	560	364	929
Accretion of redeemable preferred stock and preferred stock dividends	(1)	(45)	(79)	(76)	(201)
Conversion of preferred stock	—	—	—	(83)	(83)
Participation rights of preferred stock in undistributed earnings	(35)	—	(168)	(71)	(205)
Net income (loss) attributable to common shareholders	$105	$(181)	$313	$134	$440
Basic net income per share attributable to common shareholders	$0.01	$(0.02)	$0.03	$0.01	$0.05
Shares used in basic per share calculation	9,003	9,007	9,071	9,248	9,080
Diluted net income per share attributable to common shareholders	$0.01	—	$0.03	$0.01	$0.05
Shares used in diluted per share calculation	15,073	—	16,876	16,997	16,433

The four quarters for net earnings per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

NOTE K —	SUBSEQUENT EVENTS

In April 2008, the Company entered into a new employment agreement with our CEO, Neal Verfuerth, which superceded and terminated Mr. Verfuerth’s former employment agreement with the Company. Under the former agreement, Mr. Verfuerth was entitled to initial ownership of any intellectual work product he made or developed, subject to the Company’s option to acquire, for a fee, any such intellectual work product. The Company made payments to Mr. Verfuerth totaling $144,000 per year in exchange for the rights to eight patented and patent pending intellectual property developments. Pursuant to the new employment agreement, in exchange for a lump sum payment of $950,000, Mr. Verfuerth terminated the former agreement and irrevocably transferred all of his prior, current and future intellectual property rights to the Company as the Company’s exclusive property. In the negotiation to determine the lump sum payment, our compensation committee and board of directors took into account among other information, a valuation by our independent Appraisal Consultant. This amount will be capitalized in fiscal 2009 and will be amortized over the estimated future useful lives of the property rights.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Orion Energy System, Inc.’s disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls

Our management, including our chief executive officer and our chief financial officer, believes that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The following significant deficiencies were identified during our fiscal 2007 audit and have since been remediated: (i) our policies, procedures, documentation and reporting of our equity transactions; (ii) our lack of certain documented accounting policies and procedures to clearly communicate the standards of how transactions should be recorded or handled; (iii) our lack of a formal disaster recovery plan; (iv) our lack of a process for determining whether a lease should be accounted for as a capital or operating lease; and (v) our need for a formalized action plan to understand all of our existing tax liabilities (and opportunities) and properly account for them. One significant deficiency noted in the fiscal 2007 audit was removed from the list in fiscal 2008 due to lack of activity in the area of concern: (vi) our controls in the area of information technology, especially regarding change control and restricted access. We continue to improve our internal control over our financial reporting process. We have already assessed and documented our internal control structure over our financial cycles utilizing a third party consulting firm. We have formed a disclosure committee and created an internal audit function. We have started an internal control project which includes assessing our internal control structure relating to financial reporting, documenting the controls, remediating deficiencies and testing the controls for operating effectiveness. We are remediating issues identified through that process and have started testing. Except in connection with the foregoing, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and

15d-15(f) under the Exchange Act) that occurred during the year ended March 31, 2008, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Orion Energy System Inc.’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Orion Energy System Inc.’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Orion Energy System Inc.’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Orion Energy System Inc.’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2008 and 2007, we retained Grant Thornton LLP to provide services in the following categories and amounts:

Fee Category	2007	2008

Audit Fees(1)	$820,306	$225,139
Audit Related Fees(2)	—	13,330
Tax Fees(3)	66,864	121,998
All Other Fees(4)	11,035	—

Total	$898,205	$360,457

(1)	Represents the aggregate fees billed for the audit of the Company’s financial statements ($147,507 in 2008 and $95,950 in 2007), services provided in connection with our initial public offering ($680,575 in 2007), and services in connection with the statutory and regulatory filings or engagements for this fiscal year, including services related to the review of financial statements on a quarterly basis prior to our becoming a public company ($77,632 in 2008 and $43,781 in 2007).

(2)	Represents the aggregate fees billed for audit of Company benefit plans.

(3)	Represents the aggregate fees billed for tax compliance. These services also include $28,000 for a change in ownership study completed in 2008.

(4)	Represents the aggregate fees billed for other permitted advisory services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our financial statements are set forth in Item 8 of this Form 10-K.

(b)	Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Balance at	Provisions		Balance at
		Beginning	Charged to	Write Offs	End of
		of Period	Expense	and Other	Period
		(In thousands)

March 31,
2006	Allowance for Doubtful Accounts	$114	—	76	$38
2007	Allowance for Doubtful Accounts	38	51	—	89
2008	Allowance for Doubtful Accounts	89	66	76	79
2006	Inventory Obsolescence Reserve	88	267	—	355
2007	Inventory Obsolescence Reserve	355	94	1	448
2008	Inventory Obsolescence Reserve	448	376	294	530

EXHIBIT INDEX

Number	Exhibit Title

2.1	Form of Series C Senior Convertible Preferred Stock Purchase Agreement, including exhibits, by and among Orion Energy Systems, Inc. and the signatories thereto, filed as Exhibit 2.1 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 2.1.
3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 3.1.
3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.5 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 3.2.
4.1	Amended and Restated Investors’ Rights Agreement by and among Orion Energy Systems, Inc. and the signatories thereto, dated August 3, 2007, filed as Exhibit 4.1 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.1.
4.2	Amended and Restated First Offer and Co-Sale Agreement among Orion Energy Systems, Inc. and the signatories thereto, dated August 3, 2007, filed as Exhibit 4.2 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.2.
4.3	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc. , filed as Exhibit 4.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.3.
4.4	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc. , filed as Exhibit 4.4 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.4.
4.5	Credit and Security Agreement by and between Orion Energy Systems, Inc., Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, as amended January 26, 2006, June 30, 2006, March 29, 2007 and July 27, 2007 (replaced by Exhibits 10.1 and 10.2 to this Form 10-K on March 18, 2008), filed as Exhibit 4.5 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.5.
4.6	Convertible Subordinated Promissory Note in favor of GE Capital Equity Investments, Inc. dated August 3, 2007 (automatically converted into shares of common stock upon the closing of the Registrant’s initial public offering on December 24, 2007), filed as Exhibit 4.6 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.6.
4.7	Convertible Subordinated Promissory Note in favor of Clean Technology Fund II, L.P. dated August 3, 2007 (automatically converted into shares of common stock upon the closing of the Registrant’s initial public offering on December 24, 2007), filed as Exhibit 4.7 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.7.
4.8	Convertible Subordinated Promissory Note in favor of Capvest Venture Fund, LP, dated August 3, 2007 (automatically converted into shares of common stock upon the closing of the Registrant’s initial public offering on December 24, 2007), filed as Exhibit 4.8 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.8.
4.9	Convertible Subordinated Promissory Note in favor of Technology Transformation Venture Fund, LP, dated August 3, 2007 (automatically converted into shares of common stock upon the closing of the Registrant’s initial public offering on December 24, 2007), filed as Exhibit 4.9 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.9.
4.10	Note Purchase Agreement, including exhibits, between Orion Energy Systems, Inc. and the signatories thereto dated August 3, 2007, filed as Exhibit 4.10 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.10.

Number	Exhibit Title

10.1	Credit Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc., Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.1.
10.2	Revolving Line of Credit Note, dated March 18, 2008, by and between Orion Energy Systems, Inc., Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.2.
10.3	Separation Agreement by and between Orion Energy Systems, Inc. and Bruce Wadman, effective July 5, 2007, filed as Exhibit 10.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.3.*
10.4	Separation Agreement by and between Orion Energy Systems, Inc. and James Prange, effective July 18, 2007, filed as Exhibit 10.4 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.4.*
10.5	Employment Agreement by and between John Scribante and Orion Energy Systems, Inc., dated June 2, 2006 (replaced by Exhibit 10.20 to this Form 10-K on March 18, 2008), filed as Exhibit 10.5 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.5.*
10.6	Orion Energy Systems, Inc. 2003 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.6.*
10.7	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2003 Stock Option Plan, filed as Exhibit 10.7 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.7.*
10.8	Amendment to Stock Option Agreement between Bruce Wadman and Orion Energy Systems, inc. dated February 19, 2007, filed as Exhibit 10.8 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.8.*
10.9	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.9.*
10.10	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.10.*
10.11	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.11 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.11.*
10.12	Form of Promissory Note and Collateral Pledge Agreement in favor of Orion Energy Systems, Inc. in connection with option exercises (all such notes were paid in full in July and August 2007), filed as Exhibit 10.12 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.12.*
10.15	Summary of Non-Employee Director Compensation, filed as Exhibit 10.15 to the Registrant’s Form S-1 filed November 16, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.15.*
10.16	Executive Employment and Severance Agreement, dated February 15, 2008, by and between Orion Energy Systems, Inc. and Daniel J. Waibel, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.16.*
10.17	Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.17.*
10.18	Executive Employment and Severance Agreement, dated February 20, 2008, by and between Orion Energy Systems, Inc. and Eric von Estorff, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.18.*

Number	Exhibit Title

10.19	Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Erik Birkerts, filed as Exhibit 10.4 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.19.*
10.20	Executive Employment and Severance Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.20.*
10.21	Executive Employment and Severance Agreement, dated April 14, 2008, by and between Orion Energy Systems, Inc. and Neal R. Verfuerth, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 18, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.21.*
10.22	Patent and Trademark Security Agreement by and between Orion Energy Systems, Inc. and Wells Fargo Bank, National Association, Acting Through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, filed as Exhibit 10.13 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.22.
10.23	Patent and Trademark Security Agreement by and between Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, Acting Through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, filed as Exhibit 10.14 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.23.
21.1	Subsidiaries of Orion Energy Systems, Inc.**
23.1	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.**
31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.**
32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2008.

ORION ENERGY SYSTEMS, INC.

By:	/s/ Neal R. Verfuerth
Neal R. Verfuerth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Neal R. Verfuerth Neal R. Verfuerth	President and Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2008

/s/ Daniel J. Waibel Daniel J. Waibel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 27, 2008

/s/ Thomas A. Quadracci Thomas A. Quadracci	Chairman of the Board	June 27, 2008

/s/ Michael J. Potts Michael J. Potts	Director	June 27, 2008

/s/ Diana Propper de Callejon Diana Propper de Callejon	Director	June 27, 2008

/s/ James R. Kackley James R. Kackley	Director	June 27, 2008

/s/ Eckhart G. Grohmann Eckhart G. Grohmann	Director	June 27, 2008