Form 10-Q
period 2008-06-30
ORION ENERGY SYSTEMS, INC.
filed 2008-08-14
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Registrant’s telephone number, including area code: (920) 892-9340
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑
There were 27,011,589 shares of the Registrant’s common stock outstanding on August 11, 2008.

Orion Energy Systems, Inc.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2008

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2008	2008
Assets
Cash and cash equivalents	$78,312	$54,215
Short-term investments	2,404	24,971
Accounts receivable, net of allowances of $79 and $80	17,666	12,464
Inventories	16,789	19,951
Deferred tax assets	286	578
Prepaid expenses and other current assets	1,439	2,234

Total current assets	116,896	114,413
Property and equipment, net	11,539	14,218
Patents and licenses, net	388	1,386
Investment	794	—
Deferred tax assets	1,000	977
Other long-term assets	85	362

Total assets	$130,702	$131,356

Liabilities and Shareholders’ Equity
Accounts payable	$7,521	$6,845
Accrued expenses	4,242	3,946
Current maturities of long-term debt	843	854

Total current liabilities	12,606	11,645
Long-term debt, less current maturities	4,473	4,263
Other long-term liabilities	433	419

Total liabilities	17,512	16,327

Commitments and contingencies (See Note F) Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2008 and June 30, 2008
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2008 and June 30, 2008; shares issued: 27,339,414 and 27,745,880 at March 31, 2008 and June 30, 2008; shares outstanding: 26,963,408 and 27,369,874 at March 31, 2008 and June 30, 2008	—	—
Additional paid-in capital	114,090	115,990
Treasury stock: 376,006 common shares at March 31, 2008 and June 30, 2008	(1,739)	(1,739)
Accumulated other comprehensive loss	(6)	(101)
Retained earnings	845	879

Total shareholders’ equity	113,190	115,029

Total liabilities and shareholders’ equity	$130,702	$131,356

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2007	2008
Product revenue	$14,505	$12,889
Service revenue	2,216	3,217

Total revenue	16,721	16,106
Cost of product revenue	9,446	8,613
Cost of service revenue	1,672	2,296

Total cost of revenue	11,118	10,909

Gross profit	5,603	5,197
Operating expenses:
General and administrative	1,571	2,615
Sales and marketing	2,111	2,652
Research and development	437	418

Total operating expenses	4,119	5,685

Income (loss) from operations	1,484	(488)
Other income (expense):
Interest expense	(295)	(67)
Dividend and interest income	40	617

Total other income (expense)	(255)	550

Income before income tax	1,229	62
Income tax expense	481	28

Net income	748	34
Accretion of redeemable preferred stock and preferred stock dividends	(75)	—
Participation rights of preferred stock in undistributed earnings	(219)	—

Net income attributable to common shareholders	$454	$34

Basic net income per share attributable to common shareholders	$0.05	$0.00
Weighted-average common shares outstanding	9,950,486	27,038,353
Diluted net income per share attributable to common shareholders	$0.04	$0.00
Weighted-average common shares and share equivalents outstanding	18,087,951	30,015,198
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2007	2008

Operating activities
Net income	$748	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	401
Stock-based compensation expense	146	458
Deferred income tax benefit (provision)	440	(242)
Other	10	55
Changes in operating assets and liabilities:
Accounts receivable	(2,372)	5,212
Inventories	(1,176)	(3,163)
Prepaid expenses and other current assets	315	(679)
Accounts payable	2,509	(676)
Accrued expenses	932	(451)

Net cash provided by operating activities	1,822	949
Investing activities
Purchase of property and equipment	(614)	(3,045)
Purchase of short-term investments	—	(22,663)
Additions to patents and licenses	(78)	(1,024)
Proceeds from sales of long term asset	—	1,155
Gain on sale of long term investment	—	(361)
Note receivable from sale of long term investment	—	(297)
Net (increase) in amount due from shareholder	(14)	—

Net cash used in investing activities	(706)	(26,235)
Financing activities
Payment of long-term debt	(175)	(198)
Net activity in revolving line of credit	(460)	—
Excess benefit for deferred taxes on stock-based compensation	33	819
Deferred financing costs and offering costs	(479)	7
Proceeds from issuance of common stock	376	561

Net cash provided by (used in) financing activities	(705)	1,189

Net increase (decrease) in cash and cash equivalents	411	(24,097)
Cash and cash equivalents at beginning of period	285	78,312

Cash and cash equivalents at end of period	$696	$54,215

Supplemental cash flow information:
Cash paid for interest	$267	$94
Cash paid for income taxes	10	83
Supplemental disclosure of non-cash investing and financing activities
Long term note receivable received on sale of investment	$—	$298
Preferred stock accretion	75	—
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2009.
     The condensed consolidated balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission on June 27, 2008.
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
Short-term investments available for sale
     The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of June 30, 2008 were as follows (in thousands):

	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments

Money market funds	$14,697	$—	$—	$14,697	$14,697	$—
Commercial paper	37,904	—	—	37,904	37,904	—
Corporate obligations	4,511	—	(10)	4,501	—	4,501
Government agency obligations	20,561	1	(92)	20,470	—	20,470

Total	$77,673	$1	$(102)	$77,572	$52,601	$24,971

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
     Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 10.25%. As of June 30, 2008, the following amounts were due from the third party finance company in future periods (in thousands):

2009	$73
2010	25

Total gross receivable	98
Less: amount representing interest	(5)

Net contracts receivable	$93

Inventories
     Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value; with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2008 and June 30, 2008, the Company had inventory obsolescence reserves of $530,000 and $562,000.
     Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
     Inventories were comprised of the following (in thousands):

	March 31,	June 30,
	2008	2008

Raw materials and components	$9,948	$11,500
Work in process	680	1,335
Finished goods	6,161	7,116

	$16,789	$19,951

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment
     Property and equipment were comprised of the following (in thousands):

	March 31,	June 30,
	2008	2008

Land and land improvements	$703	$708
Buildings	4,803	5,087
Furniture, fixtures and office equipment	2,256	2,508
Plant equipment	4,543	6,055
Construction in progress	2,918	3,916

	15,223	18,274
Less: accumulated depreciation and amortization	3,684	4,056

Net property and equipment	$11,539	$14,218

     Equipment included above under capital leases were as follows (in thousands):

	March 31,	June 30,
	2008	2008

Equipment	$1,206	$1,206
Less: accumulated amortization	433	467

Net equipment	$773	$739

     Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Depreciable lives by asset category are as follows:

Land improvements	10 – 15 years
Buildings	10 – 39 years
Furniture, fixtures and office equipment	3 – 10 years
Plant equipment	3 – 10 years
     The Company capitalized $39,000 of interest for construction in progress for the three months ended June 30, 2008.
Patents and Licenses
     In April 2008, the Company entered into a new employment agreement with our CEO, Neal Verfuerth, which superceded and terminated Mr. Verfuerth’s former employment agreement with the Company. Under the former agreement, Mr. Verfuerth was entitled to initial ownership of any intellectual work product he made or developed, subject to the Company’s option to acquire, for a fee, any such intellectual work product. The Company made payments to Mr. Verfuerth totaling $144,000 per year in exchange for the rights to eight issued and pending patents. Pursuant to the new employment agreement, in exchange for a lump sum payment of $950,000, Mr. Verfuerth terminated the former agreement and irrevocably transferred ownership of his current and future intellectual property rights to the Company as the Company’s exclusive property. This amount was capitalized in fiscal 2009 and is being amortized over the estimated future useful lives of the property rights.
Investment
     In June 2008, the Company sold its long-term investment consisting of 77,000 shares of preferred stock of a manufacturer of specialty aluminum products. The investment was originally acquired in July 2006 by exchanging

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
products with a fair value of $794,000. The Company received cash proceeds from the sale in the amount of $986,000, which included accrued dividends of $128,000, and also received a promissory note in the amount of $298,000.
Other Long-Term Assets
     Other long-term assets include $62,000 and $53,000 of deferred financing costs as of March 31, 2008 and June 30, 2008 and $298,000 for a note receivable as of June 30, 2008. The note receivable is in the form of a promissory note and was received upon the sale of the long-term investment. The note provides for interest only payments at 7% for the first year and 15% for the second year and thereafter. The full principal amount of the note is due in June 2011. The note is secured by a personal guarantee from the CEO of the specialty aluminum products company.
Accrued Expenses
     Accrued expenses include warranty accruals, accrued wages, accrued vacations, sales tax payable and other various unpaid expenses. Accrued subcontractor fees amounted to $916,000 as of March 31, 2008 and accrued bonus costs amounted to $968,000 as of March 31, 2008. No accrued expenses as of June 30, 2008 exceeded 5% of current liabilities.
     The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
     Changes in the Company’s warranty accrual were as follows (in thousands):

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2007	2008

Beginning of period	$45	$69
Provision to cost of revenue	170	3
Charges	(38)	(9)

End of period	$177	$63

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
     Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $82,000 and $157,000 as of March 31, 2008 and June 30, 2008.
     Deferred revenue relates to an obligation to provide maintenance on certain sales and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue is recognized when the services are delivered, which occurs in excess of a year after the original contract.
     Deferred revenue was comprised of the following (in thousands):

	March 31,	June 30,
	2008	2008

Deferred revenue – current liability	$134	$141
Deferred revenue – long term liability	41	26

Total deferred revenue	$175	$167

Income Taxes
     The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the temporary differences will reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.
     The income tax provision for the three months ended June 30, 2008 was determined by applying an estimated annual effective tax rate of 42.2% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Year Ended	Three Months Ended
	March 31, 2008	June 30, 2008
Statutory federal tax rate	34.00%	34.00%
State taxes, net	4.20%	5.14%
Incentive stock options	2.70%	2.99%
Federal tax credit	(1.50)%	0.00%
State tax credit	(1.00)%	0.00%
Other, net	(0.30)%	0.08%

Effective income tax rate	38.10%	42.21%
     The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. The current benefit of $.3 million was recorded as a reduction in taxes payable and a credit to additional paid-in capital based on the amount that was utilized year to date. As of June 30, 2008, the Company has approximately $1.8 million of net operating losses that resulted from the exercise of non-qualified stock options in prior years that have not been recognized as a reduction to current income taxes payable.
     The Company has issued incentive stock options for which stock compensation expense is not deductible currently for tax purposes. The non-deductible expense is considered permanent in nature. A disqualifying disposition occurs when a shareholder sells shares from an option exercise within twelve months of the exercise date or within 24 months of the option grant date. In the event of a disqualifying disposition, the option and related stock compensation expense take on the characteristics of a non-qualified stock option grant, and is deductible for income tax purposes. This deduction is a permanent tax rate differential. The Company could incur significant changes in its effective tax rate in future periods based upon incentive stock option compensation expense and disqualifying disposition events.
Stock Option Plans
     The fair value of each option grant for the three months ending June 30, 2007 and 2008 was determined using the assumptions in the following table:

	For the Three Months Ended
	June 30, 2007	June 30, 2008
Weighted average expected term	7.6 years	6.0 years
Risk-free interest rate	4.58%	3.24%
Expected volatility	60%	60%
Expected forfeiture rate	6%	2%
Expected dividend yield	0%	0%
Net Income per Common Share
     Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
     Prior to the Company’s IPO on December 24, 2007, all series of the Company’s preferred stock participated in all undistributed earnings with the common stock. The Company allocated earnings to the common shareholders and participating preferred shareholders under the two-class method as required by EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company’s common stock and participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company’s participating preferred stock was not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Diluted net income per common share reflects the dilution that would occur if preferred stock were converted, warrants and employee stock options were exercised, and shares issued per exercise of stock options for which the exercise price was paid by a non-recourse loan from the Company were outstanding. In the computation of diluted net income per common share, the Company uses the “if converted” method for preferred stock and restricted stock, and the “treasury stock” method for outstanding options and warrants. In addition, in computing the dilutive effect of the convertible notes, the numerator is adjusted to add back the after-tax amount of interest recognized in the period.
     The net income per share of common stock is as follows for the three months ended June 30, 2007 and 2008 (in thousands except share amounts):

	Three Months Ended
	June 30,
	2007	2008
Numerator:
Net income	$748	$34
Accretion of redeemable preferred stock and preferred stock dividends	(75)	—
Participation rights of preferred stock in undistributed earnings	(219)	—

Numerator for basic net income per common share	454	34
Preferred stock dividends and participation rights of preferred stock	294	—

Numerator for diluted net income per common share	$748	$34

Denominator:
Weighted-average common shares outstanding	9,950,486	27,038,353
Weighted-average effect of preferred stock, restricted stock, convertible notes and assumed conversion of stock options and warrants	8,137,465	2,976,845

Weighted-average common shares and common share equivalents outstanding	18,087,951	30,015,198

Concentration of Credit Risk and Other Risks and Uncertainties
     The Company’s cash is deposited with one major financial institution. At times, deposits in this institution exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
     The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 28% of total cost of revenue for three months ended June 30, 2007 and 30% for the three months ended June 30, 2008.
     For the three months ended June 30, 2007 one customer accounted for 20% of revenue. For the three months ended June 30, 2008 no customers accounted for more than 10% of revenue.
     One customer accounted for 19% of accounts receivable as of March 31, 2008. As of June 30, 2008 no customer accounted for more than 10% of the accounts receivable balance.
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
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of SFAS No. 157 in fiscal 2009, did not have an impact on the Company’s results of operations or financial position.
     In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt the provisions of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.109 permits entities to choose to measure at fair value some financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar type of assets and liabilities measured at fair value. SFAS 159 is effective for years beginning after November 15, 2007. The adoption of SFAS No. 159 in fiscal 2009 did not have an impact on the Company’s results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS `4`R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the effect of the adoption of SFAS 141R, but does not presently anticipate that it will have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment to ARB No. 51 (“SFAS 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires reclassifying noncontrolling interests,

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company has determined that there is no current impact of adopting SFAS 160.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for years beginning after November 15, 2008. The Company is in the process of evaluating what effect, if any, adoption of SFAS 161 may have on the consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on its financial position and results of operations.
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
NOTE C — RELATED PARTY TRANSACTIONS
     As of March 31, 2007, the Company had non-interest bearing advances of $157,000 to a shareholder, and also held an unsecured, 1.46% note receivable due from the same shareholder in the amount of $67,000, including interest receivable. These advances and this note were repaid on August 2, 2007. For the three months ended June 30, 2007 the Company forgave $9,000 of shareholder advances as part of a contractual employment relationship.
     The Company incurred fees of $18,000, and none for the three months ended June 30, 2007 and 2008, which were paid to a shareholder as consideration for guaranteeing notes payable and certain accounts payable. These guarantees were released in fiscal 2008.
     The Company incurred fees of $5,000 and $12,000 for the three months ended June 30, 2007 and 2008 respectively, which were paid to an executive for intellectual property fees pursuant to an employment agreement. In April 2008, the intellectual property rights were purchased from the executive for a cash payment of $950,000.
     The Company leases, on a month-to-month basis, an aircraft owned by an entity controlled by a former director. Amounts paid for the three months ended June 30, 2007 and 2008 were $16,000 and none.
     During the three months ended June 30, 2007 and 2008, the Company recorded revenue of $42,000 and $6,000 for products and services sold to an entity for which the Company’s Chairman of the Board was the executive chairman.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — LONG-TERM DEBT
     Long-term debt as of March 31, 2008 and June 30, 2008 consisted of the following (in thousands):

	March 31,	June 30,
	2008	2008

Term note	$1,440	$1,390
First mortgage note payable	1,045	1,033
Debenture payable	922	913
Lease obligations	536	464
Other long-term debt	1,373	1,317

Total long-term debt	5,316	5,117
Less current maturities	(843)	(854)

Long-term debt, less current maturities	$4,473	$4,263

Revolving Credit Agreement
     On March 18, 2008, the Company entered into a credit agreement (“Credit Agreement”) to replace a previous agreement between the Company and Wells Fargo. The Credit Agreement provides for a revolving credit facility (“Line of Credit”) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. The Company has a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the Line of Credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. As of June 30, 2008 the Company had not drawn any funds on the Line of Credit. Borrowings allowed under the line of credit as of June 30, 2008 were $15.8 million based upon available working capital, as defined.
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
NOTE E — INCOME TAXES
     As of March 31, 2008, the Company had U.S. Federal net operating loss carryforwards of approximately $1.8 million that are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has U.S. state net operating loss carryforwards of approximately $2.3 million, of which $1.3 million are associated with the exercise of non-qualified stock options. The Company also has federal and state tax credit carryforwards of approximately $296,000 and $472,000 as of March 31, 2008. Both the net operating losses and tax credit carryforwards expire between 2016 and 2027.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In fiscal 2007 and prior to its IPO, the Company’s past issuances and transfers of stock caused an ownership change. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. For the fiscal year ended March 31, 2008, utilization of the federal loss carryforwards was limited to $3.0 million. For the fiscal year 2009, there is only $1.8 million of net operating loss carryforward remaining from periods prior to the ownership change, however, if there were more net operating loss available from those time periods, the Company believes that utilization of the federal loss carryforwards would again be limited to $3.0 million.
NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $245,000 and $262,000 for the three months ended June 30, 2007 and 2008. Total annual commitments under non-cancelable operating leases as of June 30, 2008 were $1.1 million. In addition, the Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of June 30, 2008, the Company had entered into $8.8 million of purchase commitments related to fiscal 2009, including $5.5 million related to the remaining capital committed for construction of the technology center and $1.6 million for inventory purchases.
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
NOTE G — SHAREHOLDERS’ EQUITY
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
NOTE H — STOCK OPTIONS AND WARRANTS
     The Company grants stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 9,000,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
between one month and five years although longer vesting periods have been used in certain circumstances. The options are contingent on the employees’ continued employment and are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of ten years. In the past, the Company has granted both incentive stock options and non-qualified stock options. Restricted stock awards have no vesting period and have been issued to certain non-employee directors pursuant to elections made under the non-employee director compensation plan, which became effective upon the closing of our IPO. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company. In December 2007, upon the closing of our initial public offering, an additional 1,500,000 option shares were made available for grant under our 2004 Stock and Incentive Awards plan.
     Prior to our IPO, certain non-employee directors elected to receive stock awards in lieu of cash compensation under the non-employee director compensation plan which became effective upon the closing of our IPO. The Company granted 4,738 shares from the 2004 Stock Incentive Awards Plan as compensation for the three months ended June 30, 2008. The shares were issued in May 2008 and valued at the market price as of the grant date of $11.61 per share.
     In accordance with the adoption of SFAS 123(R), the following amounts of stock-based compensation were recorded (in thousands):

	Three months ended June 30,
	2007	2008
Cost of product revenue	$21	$65
General and administrative	65	254
Sales and marketing	53	126
Research and development	8	13

Total	$147	$458

     As of June 30, 2008, compensation cost related to non-vested common stock-based compensation amounted to $5.4 million over a remaining weighted average expected term of 6.6 years.
     The following table summarizes information with respect to the Company’s Plans:

	Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
(In thousands, except per share amounts)	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2008	1,482	4,716	$2.30
Authorized	—	—	—
Granted	(238)	238	11.54
Cancelled or expired	114	(114)	2.73
Exercised	—	(336)	1.21

Balance at June 30, 2008	1,358	4,504	2.86	6.6	$32,153

Exercisable at June 30, 2008		2,086	1.25	4.3	$18,258
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $10.00 as of June 30, 2008.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the status of the Company’s outstanding non-vested stock options as of June 30, 2008 is as follows (in thousands):

Non-vested at March 31, 2008	2,307
Granted	238
Vested	(13)
Forfeited	(114)

Non-vested at June 30, 2008	2,418

     Prior to the Company’s IPO, the Company issued warrants in connection with various stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2008 or for the three months ended June 30, 2008.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2008	578,788	$2.31

Issued	—	—
Exercised	(65,580)	2.33
Cancelled	—	—

Balance at June 30, 2008	513,208	$2.31

     A summary of outstanding warrants follows:

	June 30,
Exercise Price	2008	Expiration
$2.25	38,980	Fiscal 2014
$2.30	436,968	Fiscal 2010
$2.50	37,260	Fiscal 2011

Total	513,208
NOTE I — SUBSEQUENT EVENTS
     In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of their outstanding common stock. As of August 8th, 2008, the Company had repurchased 415,023 shares of common stock at a cost of $2.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in the Form 10-Q. It should also be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2008.
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Financial Performance” and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
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
We have sold and installed more than 1,203,000 of our HIF lighting systems in over 3,700 facilities from December 1, 2001 through June 30, 2008. We have sold our products to 94 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top customers by revenue in fiscal 2008 included Coca-Cola Enterprises Inc., Kraft Foods Inc., Sherwin Williams Co., Kroger Co., SYSCO Corp. and Anheuser-Busch Companies, Inc.
Our fiscal year ends on March 31. We call our fiscal year ended March 31, 2008 , “fiscal 2008”. We call our current fiscal year, which will end on March 31, 2009, “fiscal 2009.” Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 55% and 38% of our total revenue for the first three months of fiscal 2008 and fiscal 2009, respectively. One customer accounted for approximately 20% of our total revenue for the first three months of fiscal 2008. As large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
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
Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include national contracts that have been negotiated, but we have not yet received a purchase order for the specific location. As of June 30, 2008, we had a backlog of firm purchase orders of approximately $1.9 million. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued shortening of our installation cycles and the increasing number of projects sold through national contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 30% of our total cost of revenue for the first three months of fiscal 2009. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. Toward the end of fiscal 2008, we began to bring some of our processes performed at outside suppliers internal to help us better manage delivery lead time, control process quality and manage inventory supply. We installed a coating line and acquired production fabrication equipment. Each of these production items provide us with additional capacity to continue to support our anticipated revenue growth. We expect that these processes will reduce overall unit costs as the equipment becomes fully utilized.
Gross Margin. Our gross profit has been and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our mix of large retrofit and multi-facility roll-out projects with national accounts; (ii) the level of our wholesale sales (which generally have historically resulted in higher relative gross margins, but lower relative net margins, than our sales to direct customers); (iii) our realization rate on our billable services; (iv) our project pricing; (v) our level of warranty claims; (vi) our level of utilization of our manufacturing facilities and related absorption of our manufacturing overhead costs; (vii) our level of efficiencies in our manufacturing operations; and (viii) our level of efficiencies from our subcontracted installation service providers.
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
In addition to expected increased administrative personnel costs, we expect to incur increased general and administrative expenses in connection with our becoming a public company, including increased accounting, audit, legal and support services and Sarbanes-Oxley compliance fees and expenses. Additionally, we anticipate operating expenses to increase at the end of fiscal 2009 based upon the completion of our new technology center and the related building occupancy costs. We also expect our sales and marketing expenses to increase in the near term as we continue to increase the number of our sales people and sales locations and market our products, brands and trade names, including our planned expanded advertising and promotional campaign. Additionally, we expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.
In fiscal 2007, we began recognizing compensation expense for the fair value of our stock option awards granted over their related vesting period using the modified prospective method of adoption under the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Prior to fiscal 2007, we accounted for our stock option awards under the intrinsic value method under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and we did not recognize the fair value expense of our stock option awards in our statements of operations, although we did report our pro forma stock option award fair value expense in the footnotes to our financial statements. We recognized $1.4 million of stock-based compensation expense in fiscal 2008 and $0.5 million in the first three months of fiscal 2009. As a result of prior option grants, including option grants in fiscal 2008, we expect to recognize an additional $5.4 million of stock-based compensation over a weighted average period of approximately 6.6 years, including $1.1 million in the last nine months of fiscal 2009. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under our revolving credit facility and our other long-term debt obligations described under “— Liquidity and Capital Resources — Indebtedness” below, including the amortization of previously incurred financing costs. Our interest expense also has historically included guarantee fees previously paid to our chief executive officer in connection with his guarantees of various of our debt obligations. These guarantees were released during fiscal 2008. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from six to fifteen years. We have incurred no interest expense under our revolving credit agreement since December 2007.
Dividend and Interest Income. Our dividend income consists of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provided for annual dividend payments to us of $0.1 million. The preferred shares were sold back to the issuer in June 2008 and all dividends accrued were paid upon sale. We also report interest income earned on our cash and cash equivalents. We expect our interest income to increase in fiscal 2009 as a result of our investment of the net proceeds from our initial public offering in short-term, interest-bearing, investment-grade securities until final application of such net proceeds.
Income Taxes. As of March 31, 2008, we had net operating loss carryforwards of approximately $1.8 million for federal tax purposes and $2.3 million for state tax purposes. Included in these loss carryforwards were $1.8 million for federal and $1.3 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal and state credit carryforwards of approximately $0.3 million and $0.5 million, respectively, as of March 31, 2008. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2016 and 2027. Our income before income tax in fiscal 2008 was $7.2 million. If we maintain this level of income before income tax in future fiscal years, we would expect to utilize our federal net operating loss carryforwards in fiscal 2009. State net operating loss carryforwards would be utilized over approximately 5 fiscal years or a shorter period if our income before income taxes increases further.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to the IPO, past issuances and transfers of our stock caused an ownership change. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. For the fiscal year ended March 31, 2008, utilization of the federal loss carryforwards was limited to $3.0 million. For the fiscal year 2009, there is only $1.8 million of net operating loss carryforward remaining from periods prior to the ownership change, however, if there were more net operating loss available from those time periods, we believe that utilization of the federal loss carryforwards would again be limited to $3.0 million.

Accretion of Preferred Stock and Preferred Stock Dividends. Our accretion of redeemable preferred stock and preferred stock dividends consisted of accumulated unpaid dividends on our Series A and Series C preferred stock during the periods that such shares remained outstanding. The terms of our Series C preferred stock provided for a 6% per annum cumulative dividend unless we completed a qualified initial public offering or sale. As a result, the carrying amount of our Series C preferred stock was increased each period to reflect the accretion of accumulated unpaid dividends. The obligation to pay these accumulated unpaid dividends was extinguished upon conversion of the Series C preferred stock because our completed initial public offering constituted a qualified initial public offering under the terms of our Series C preferred stock. The Series C preferred stock automatically converted into common stock upon closing of our initial public offering, and the carrying amount of our Series C preferred stock, along with accumulated unpaid dividends, was credited to additional paid-in capital at that time. Our Series A preferred stock was issued beginning in fiscal 2000 and provided for a 12% per annum cumulative dividend. Our Series A preferred stock was converted into shares of our common stock in fiscal 2005 and fiscal 2007.
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2007		2008
		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change
Product revenue	$14,505	86.7%	$12,889	80.0%	(11.1)%
Service revenue	2,216	13.3%	3,217	20.0%	45.2%

Total revenue	16,721	100.0%	16,106	100.0%	(3.7)%
Cost of product revenue	9,446	56.5%	8,613	53.5%	(8.8)%
Cost of service revenue	1,672	10.0%	2,296	14.3%	37.3%

Total cost of revenue	11,118	66.5%	10,909	67.7%	(1.9)%

Gross profit	5,603	33.5%	5,197	32.3%	(7.2)%
General and administrative expenses	1,571	9.4%	2,615	16.2%	66.5%
Sales and marketing expenses	2,111	12.6%	2,652	16.4%	25.6%
Research and development expenses	437	2.7%	418	2.6%	(4.3)%

Income (loss) from operations	1,484	8.8%	(488)	(3.0)%	(132.9)%
Interest expense	295	1.8%	67	0.4%	(77.3)%
Dividend and interest income	40	0.2%	617	3.8%	NM

Income before income tax	1,229	7.2%	62	0.4%	(95.0)%
Income tax expense	481	2.9%	28	0.2%	(94.2)%

Net income	748	4.3%	34	0.2%	(95.5)%
Accretion of redeemable preferred stock and preferred stock dividends	(75)	(.4)%	—	0.0%	100.0%
Participation rights of preferred stock in undistributed earnings	(219)	(1.3)%	—	0.0%	100.0%

Net income attributable to common shareholders	$454	2.6%	$34	0.2%	(92.5)%

NM =	Not meaningful
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenue. Product revenue decreased from $14.5 million for the three months ended June 30, 2007 to $12.9 million for the three months ended June 30, 2008, a decrease of $1.6 million or 11%. The decrease in revenue was a result of a lengthening sales cycle in the marketplace and training of our sales staff that reduced their time in the field with customers. After the close of our first quarter of fiscal 2009, we identified that customers were slower to make purchase decisions. We attribute this to general conservatism in the marketplace concerning capital spending. Service revenue increased from $2.2 million for the three months ended June 30, 2007 to $3.2 million for the three months ended June 30, 2008, an increase of $1.0 million or 45%. The increase in service revenues was a result of completed projects where we provided installation and recycling services and the full quarter benefit of an emphasis on achieving higher billing rates for our services which was initiated during the first quarter of fiscal 2008.

Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $9.4 million for the three months ended June 30, 2007 to $8.6 million for the three months ended June 30, 2008, a decrease of $0.8 million or 9%. Our cost of service revenues increased from $1.7 million for the three months ended June 30, 2007 to $2.3 million for the three months ended June 30, 2008, an increase of $0.6 million or 37%. Total gross margin percentage decreased from 33.5% for the three months ended June 30, 2007 to 32.3% for the three months ended June 30, 2008. The decrease in gross margin was attributable to the decreased utilization of our manufacturing assets resulting from the volume reduction in product revenues and manufacturing capacity costs related to additions of new process capabilities added in the fiscal 2008 fourth quarter for product coating and fabrication equipment. We anticipate gross margins to increase in the near future as production volumes increase to support our planned roll-out programs and proposal pipeline and as we reduce excess capacity in our new manufacturing process equipment.
Operating Expenses
General and Administrative. Our general and administrative expenses increased for the three months ended June 30, 2008 from the three months ended June 30, 2007 on an absolute dollar basis and as a percentage of revenue principally as a result of: (i) increased compensation and accrued bonus costs as a result of executive employment contracts (ii) increased compensation costs related to hiring additional employees in our accounting, information technology and administration departments; (iii) additional legal expenses including $0.1 million incurred for costs related to the class action litigation ; (iv) increased consulting and depreciation costs for technology improvements; and (v) increased public company costs for audit and tax support, compliance and SOX initiatives that were not incurred in the first quarter of fiscal 2008. For the quarter ended June 30, 2008, we recorded a $0.4 million gain on the sale of an asset in our general and administrative expenses.
Sales and Marketing. Our sales and marketing expenses increased for the three months ended June 30, 2008 from the three months ended June 30, 2007 on an absolute dollar basis and as percentage of total revenue primarily as a result of increased employee compensation and stock option compensation expenses resulting from our hiring additional sales and marketing personnel. Our marketing costs increased as a result of our efforts to increase our brand awareness through direct mail campaigns and participation in national trade shows.
Research and Development. Our research and development expenses decreased for the three months ended June 30, 2008 from the three months ended June 30, 2007 on an absolute dollar basis and as a percentage of total revenue as a result of decreased research consulting expenses and transition of our wireless control projects into production stages.
Interest Expense. Our interest expense decreased for the three months ended June 30, 2008 from the three months ended June 30, 2007 primarily as a result of reduced interest expense of $0.2 million due to the payoff of our revolving line of credit balance in December 2007. For the three months ended June 30, 2008 we capitalized $39,000 of interest for construction in progress.
Dividend and Interest Income. Dividend and interest income increased for the three months ended June 30, 2008 from the three months ended June 30, 2007 due to interest income earned on the invested proceeds from our initial public offering completed in December 2007.
Income Taxes. Our income tax expense decreased for the three months ended June 30, 2008 from the three months ended June 30, 2007 due to the reduction in taxable income. Our effective income tax rate for the three months ended June 30, 2008 was 42.2%, compared to 39.2% for the three months ended June 30, 2007. The increase in our effective tax rate was due to a mix change in state tax rates, an increase in non-deductible stock compensation expense and a reduction in federal tax credits due to credit phase-outs as a result of higher threshold requirements which are based upon our most recent four year revenue average.
Accretion of Preferred Stock and Preferred Stock Dividends. We recognized accretion of accumulated unpaid dividends on our preferred stock during the three months ended June 30, 2007. All preferred series stock was converted into common shares upon the completion of our initial public offering in December 2007.

Liquidity and Capital Resources
Overview
Prior to completion of our recent initial public offering, we historically funded our operations and capital expenditures primarily through issuances of an aggregate of $5.4 million common stock, an aggregate of $10.8 million of preferred stock and borrowings under our revolving credit facility and the other debt instruments and obligations described under “— Indebtedness” below. We applied the net proceeds from these offerings and borrowings to fund (i) our operations and capital expenditures as well as our product development and research capabilities; (ii) the purchase of our manufacturing facility and related investments in equipment and personnel; and (iii) expenses relating to the development of our management, sales and marketing teams. In addition, on August 3, 2007, we completed a placement of $10.6 million of 6% convertible subordinated notes. We used the proceeds from these notes to pay off our revolving line of credit.
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
We had approximately $54.2 million in cash and cash equivalents and $25.0 million in short term investments as of June 30, 2008. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 2.8%. Our short-term investment account consists of high-grade government agency bonds and corporate debt with expiration dates ranging from October 2008 through May 2009 and an average yield of 3.8%.
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,
	2007	2008
Operating activities	$1,822	$949
Investing activities	(706)	(26,235)
Financing activities	(705)	1,189

Increase (decrease) in cash and cash equivalents	$411	$(24,097)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash provided by operating activities for the three months ended June 30, 2008 was $0.9 million and consisted of net cash of $0.2 million provided by working capital purposes and net income adjusted for non-cash expense items of $0.7 million. Cash provided by working capital purposes consisted of a decrease in trade receivables of $5.2 million as a result of decreased revenue and the timing of cash receipts. This amount was offset by an increase of $3.2 million in inventory to support revenue growth and provide safety stock inventories on key components, a $0.7 million increase in prepaids due to advanced payments for income taxes and services, a decrease of $0.7 million in accounts payable for payments to inventory suppliers and service providers, and a $0.5 million decrease in accrued expenses due to payments of prior year accrued bonuses.
Cash provided by operating activities for the three months ended June 30, 2007 was $1.8 million and consisted of net income adjusted for non-cash expense items of $ 1.6 million, and $0.2 million provided by working capital purposes. Cash provided by working capital purposes consisted of an increase of $2.5 million in accounts payable as a result of increased inventories and services, an increase in accrued expenses of $0.9 million due to increased service contracting activities and an increase of $0.3 million for prepaid insurance and services. These amounts were offset by a $2.4 million increase in trade receivables as result of increased revenues and an increase of $1.2 million in inventory due to purchases of raw materials to support sales order backlogs.

Cash Flows Related to Investing Activities. For the three months ended June 30, 2008 cash used in investing activities was $26.2 million. This included $22.6 million for short-term investments with maturity dates ranging from 91 to 360 days, $3.0 million for capital expenditures related to the technology center, operating software systems and processing equipment for capacity and cost improvement measures, $1.0 million for the purchase of intellectual property rights from an executive, offset by net proceeds from the sale of an investment of $0.9 million.
Cash used in investing activities for the three months ended June 30, 2007 was $0.7 million. This included $0.6 million for capital expenditures for purchases of processing equipment for capacity and cost improvement measures and $0.1 million for the continued development of intellectual property.
Cash Flows Related to Financing Activities. For the three months ended June 30, 2008 cash flows provided by financing activities was $1.2 million. This included $0.6 million of proceeds received from stock option and warrant exercises and $0.8 million in deferred tax benefits from non-qualified stock option exercises, offset by $0.2 million for repayment of long term debt.
Cash used in financing activities for the three months ended June 30, 2007 was $0.7 million. This included $0.6 million for repayment of the revolving line of credit and long-term debt and $0.5 million paid in equity offering costs related to our initial public offering. These were offset by $0.4 million in proceeds from the exercise of stock option and warrants.
Working Capital
Our net working capital as of June 30, 2008 was $102.8 million, consisting of $114.4 million in current assets and $11.6 million in current liabilities. Our net working capital as of March 31, 2008 was $104.3 million, consisting of $116.9 million in current assets and $12.6 million in current liabilities. We expect to continue to increase our inventories of raw materials and components to support our anticipated increase in sales volumes in the back half of fiscal 2009, to reduce our risk of unexpected raw material or component shortages or supply interruptions and to continue to purchase component inventory as our wireless technology moves into the production stages. We attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand. We also expect that our accounts receivable and payables will continue to increase as a result of our anticipated revenue growth and increased inventory levels. We had available borrowing capacity under our revolving credit facility in excess of $15.8 million as of June 30, 2008, based upon our revolving credit facility borrowing base formula described below.
We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities, our borrowing capacity under our revolving credit facility and the net proceeds from our recent initial public offering and convertible subordinated note placement will be sufficient to meet our anticipated cash needs for the remainder of fiscal 2009. Our future working capital requirements for the remainder of fiscal 2009 and thereafter on a longer-term basis will depend on many factors, including the rate of our anticipated revenue growth, our introduction of new products and services and enhancements to our existing energy management system, the timing and extent of our planned expansion of our sales force and other administrative and production personnel, the timing and extent of our planned advertising and promotional campaign, and our research and development activities. To the extent that our cash and cash equivalents, cash flows from operating activities, borrowing capacity under our revolving credit facility and net proceeds from our recent initial public offering and convertible subordinated note placement are insufficient to fund our future activities, we may need to raise additional funds through additional public or private equity or debt financings. We also may need to raise additional funds in the event we decide to acquire product lines, businesses or technologies. In the event additional funding is required, we may not be able to obtain the financing on terms acceptable to us, or at all.
Indebtedness
On March 18, 2008, we entered into a credit agreement (“Credit Agreement”) to replace a previous agreement between us and Wells Fargo Bank, N.A. The Credit Agreement provides for a revolving credit facility (“Line of Credit”) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. The Company has a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the Line of Credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. Borrowings allowed under the Line of Credit as of June 30, 2008 were $15.8 million based upon available working capital as defined. There were no amounts outstanding as of June 30, 2008.

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
In addition to our revolving credit facility, we also have other existing long-term indebtedness and obligations under various debt instruments and capital lease obligations, including pursuant to a bank term note, a bank first mortgage, a debenture to a community development organization, a federal block grant loan, two city industrial revolving loans and various capital leases and equipment purchase notes. As of June 30, 2008, the total amount of principal outstanding on these various obligations was $5.1 million. These obligations have varying maturity dates between 2010 and 2024 and bear interest at annual rates of between 2.0% and 16.2%. The weighted average annual interest rate of such obligations as of June 30, 2008 was 6.0%. Based on interest rates in effect as of June 30, 2008, we expect that our total debt service payments on such obligations for fiscal 2009, including scheduled principal, lease and interest payments, but excluding the repayment of our revolving line of credit, will approximate $1.1 million. All of these obligations are subject to security interests on our assets. Several of these obligations have covenants, such as customary financial and restrictive covenants, including maintenance of a minimum debt service coverage ratio; a minimum current ratio; minimum net worth requirements; limitations on executive compensation and advances; limits on capital expenditures per year; limits on distributions; and restrictions on our ability to make loans, advances, extensions of credit, investments, capital contributions, incur additional indebtedness, create liens, guaranty obligations, merge or consolidate or undergo a change in control. As of June 30, 2008, we were in compliance with all such covenants, as amended.
Capital Spending
We expect to incur approximately $7.5 million in capital expenditures during the remainder of fiscal 2009 to complete our new technology center and other improvements at our manufacturing facility. We also plan to incur $0.5 million in capital expenditures to expand and improve our accounting and operating information technology systems. We expect to finance the production equipment expenditures primarily through equipment secured loans and leases, long-term debt financing, using cash on hand or by using our available capacity under our revolving credit facility.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of June 30, 2008 (dollars in thousands):

		Less than 1			More than 5
Cash interest payments on debt	Total	Year	1-3 Years	3-5 Years	Years

Bank debt obligations	$5,117	$854	$1,368	$1,079	$1,816
Cash interest payments on debt	1,397	285	436	237	439
Operating lease obligations	2,252	662	1,044	546	—
Purchase order and cap-ex commitments (1)	7,797	7,797	—	—	—

Total	$16,563	$9,598	$2,848	$1,862	$2,255

(1)	Reflects non-cancellable purchase order commitment in the amount of $1.6 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $6.2 million for construction of the new technology center at our Manitowoc facility and improvements to information technology systems.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2008. There have been no material changes in any of our accounting policies since March 31, 2008.
Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note B in the condensed consolidated financial statements included elsewhere in this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2008. There have been no material changes to such exposures since March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
During the three months ended June 30, 2008 there were no material changes to the risk factors set forth and discussed in “Part I, Item 1A. Risk Factors” in our 2008 Annual Report filed on Form 10-K for the year ended March 31, 2008 as filed with the SEC on June 27, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
We registered shares of our common stock in connection with our IPO under the Securities Act. The registration statement on Form S-1 (File No. 333-145569) filed in connection with our IPO was declared effective by the SEC on December 18, 2007. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 6,849,092 shares of our common stock were registered and sold in the IPO by us and an additional 1,997,062 shares of our common stock were registered and sold by the selling stockholders named in the registration statement. All the shares were sold at a price to the public of $13.00 per share. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $78.6 million. Through June 30, 2008, approximately $1.1 million of the proceeds from our IPO have been used to fund operations of our business and for general corporate purposes. The remainder of the net proceeds from the IPO are invested in short-term investment grade securities and money market accounts. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 18, 2007 pursuant to Rule 424(b).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through June 30, 2008, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through June 30, 2008
(in thousands, unaudited)
HIF lighting systems sold(1)	1,204
Total units sold (including HIF lighting systems)	1,554
Customer kilowatt demand reduction(2)	357
Customer kilowatt hours saved(2)(3)	5,215,555
Customer electricity costs saved(4)	$401,598
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	3,554
Square footage retrofitted(6)	621,046

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 1.55 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the reduction of 0.241 kilowatts of electricity consumption per six-lamp equivalent unit we install and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2006, which is the most current full year for which this information is available, was $0.089 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table. The calculation of indirect carbon dioxide emissions reductions reflects the most recent Environmental Protection Agency eGrid data. Using the prior eGrid data, cumulative indirect carbon emission reductions from customers’ energy savings from December 1, 2001 through June 30, 2008 would have equaled 5,084,957 tons.

(6)	Based on 1.554 million total units sold, which contain a total of approximately 7.8 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

Executive Employment Agreement
          On August 12, 2008, the Company entered into an Executive Employment and Severance Agreement (the “Employment Agreement”) with Scott R. Jensen.
          Under the Employment Agreement, which will become effective on August 14, 2008, the Company will employ Mr. Jensen for an initial term through March 31, 2009, after which the Employment Agreement will automatically renew for successive terms of a specified duration (indicated in the table below) unless either party provides advance notice of non-renewal. The Employment Agreement entitles Mr. Jensen to a specified base salary amount (indicated in the table below) for the Company’s fiscal year 2009 and provides that the base salary may be increased thereafter from time to time by the Board of Directors of the Company.
          The Employment Agreement also specifies the position with the Company in which Mr. Jensen will serve (indicated in the table below), and provides that Mr. Jensen will devote his full business time and best efforts to the performance of his duties under the Employment Agreement. The Employment Agreement provides (i) that Mr. Jensen will receive certain Company-provided insurance benefits and (ii) that Mr. Jensen will be entitled to participate in incentive plans and programs and other employee benefit plans that are generally provided to senior executives of the Company.
          Under the Employment Agreement, if Mr. Jensen’s employment is terminated without “Cause” (as defined in the Employment Agreement) or for “Good Reason” (as defined in the Employment Agreement) prior to the end of the employment period, then Mr. Jensen will be entitled to (i) a lump sum severance benefit equal to a multiple (indicated in the table below) of the sum of his base salary plus the average of the prior three years’ bonuses; (ii) a pro rata bonus for the year of the termination; and (iii) COBRA premiums at the active employee rate for the duration of his COBRA continuation coverage period. The Employment Agreement also requires Mr. Jensen not to, during his employment and for two years following the termination of his employment, (x) disclose any confidential information of the Company, (y) compete with the Company or (z) solicit the employees or other persons with business relationships with the Company.
          The Employment Agreement provides that, upon a Change of Control (as defined in the Employment Agreement), Mr. Jensen’s employment term would automatically be extended for the period indicated in the table below. Following the Change of Control, Mr. Jensen would be guaranteed the same base salary and a bonus opportunity at least equal to 100% of the prior year’s target award and with the same general probability of achieving performance goals as prior to the Change of Control. In addition, Mr. Jensen would be guaranteed participation in salaried and executive benefit plans that provide benefits, in the aggregate, at least as great as the benefits being provided prior to the Change of Control. The severance provisions would remain the same as in the pre-Change of Control context as described above, except that the multiplier used to determine the severance amount and the post-Change of Control employment term would increase, as is shown in the table below.
          The position, base salary, renewal period and severance multiplier specified by the Employment Agreement are as follows:

		Fiscal	Pre-Change of Control		Post-Change of Control
		Year	Renewal		Renewal
		2009 Base	Period	Severance	Period	Severance
Name	Position	Salary ($)	(years)	Multiplier	(years)	Multiplier

Scott R. Jensen	Chief Financial Officer and Treasurer	165,000	1	1/2	1	1

          The Employment Agreement contains “valley” excise tax provisions that provide that all amounts payable to Mr. Jensen under his Employment Agreement and any other of the Company’s agreements or plans that constitute change of control payments will be cut back to one dollar less than three times Mr. Jensen’s “base amount,” as defined by Internal Revenue Code (“Code”) Section 280G, unless he would retain a greater amount by receiving the full amount of the payment and personally paying the excise taxes. Under the Employment Agreement, the Company would not be obligated to gross up Mr. Jensen for any excise taxes imposed on excess parachute payments under Code Section 280G or 4999.
          The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.
ITEM 6. EXHIBITS
     (a) Exhibits
10.1	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Scott R. Jensen.

10.2	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Daniel J. Waibel.

10.3	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Erik G. Birkerts.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2008.

ORION ENERGY SYSTEMS, INC. Registrant
By /s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer

Exhibit Index to Form 10-Q for the Period Ended June 30, 2008
10.1	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Scott R. Jensen.

10.2	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Daniel J. Waibel.

10.3	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Erik G. Birkerts.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.