Form 10-Q
period 2008-09-30
ORION ENERGY SYSTEMS, INC.
filed 2008-11-14
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
There were 26,393,321 shares of the Registrant’s common stock outstanding on November 12, 2008.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended September 30, 2008

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

		(Unaudited)
	March 31,	September 30,
	2008	2008
Assets
Cash and cash equivalents	$78,312	$46,407
Short-term investments	2,404	19,583
Accounts receivable, net of allowances of $79 and $100	17,666	16,371
Inventories, net	16,789	18,885
Deferred tax assets	286	602
Prepaid expenses and other current assets	1,439	2,534

Total current assets	116,896	104,382
Property and equipment, net	11,539	17,629
Patents and licenses, net	388	1,410
Investment	794	—
Deferred tax assets	1,000	873
Other long-term assets	85	376

Total assets	$130,702	$124,670

Liabilities and Shareholders’ Equity
Accounts payable	$7,521	$7,478
Accrued expenses	4,242	3,775
Current maturities of long-term debt	843	861

Total current liabilities	12,606	12,114
Long-term debt, less current maturities	4,473	4,049
Other long-term liabilities	433	419

Total liabilities	17,512	16,582

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2008 and September 30, 2008
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2008 and September 30, 2008; shares issued: 27,339,414 and 28,200,268 at March 31, 2008 and September 30, 2008; shares outstanding: 26,963,408 and 26,383,321 at March 31, 2008 and September 30, 2008	—	—
Additional paid-in capital	114,090	116,875
Treasury stock: 376,006 common shares at March 31, 2008 and 1,816,947 at September 30, 2008	(1,739)	(9,877)
Accumulated other comprehensive loss	(6)	(242)
Retained earnings	845	1,331

Total shareholders’ equity	113,190	108,088

Total liabilities and shareholders’ equity	$130,702	$124,670

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Product revenue	$14,247	$17,280	$28,752	$30,169
Service revenue	4,158	1,480	6,374	4,697

Total revenue	18,405	18,760	35,126	34,866
Cost of product revenue	9,375	11,467	18,821	20,080
Cost of service revenue	2,709	958	4,381	3,254

Total cost of revenue	12,084	12,425	23,202	23,334

Gross profit	6,321	6,335	11,924	11,532
Operating expenses:
General and administrative	1,907	2,893	3,478	5,508
Sales and marketing	1,938	2,771	4,049	5,423
Research and development	443	373	880	791

Total operating expenses	4,288	6,037	8,407	11,772

Income (loss) from operations	2,033	298	3,517	(190)
Other income (expense):
Interest expense	(329)	(41)	(624)	(108)
Dividend and interest income	154	550	194	1,167

Total other income (expense)	(175)	509	(430)	1,059

Income before income tax	1,858	807	3,087	869
Income tax expense	805	354	1,286	382

Net income	1,053	453	1,801	487
Accretion of redeemable preferred stock and preferred stock dividends	(75)	—	(150)	—
Participation rights of preferred stock in undistributed earnings	(292)	—	(511)	—

Net income attributable to common shareholders	$686	$453	$1,140	$487

Basic net income per share attributable to common shareholders	$0.06	$0.02	$0.11	$0.02
Weighted-average common shares outstanding	11,283,160	26,959,790	10,711,695	26,998,857
Diluted net income per share attributable to common shareholders	$0.05	$0.02	$0.09	$0.02
Weighted-average common shares and share equivalents outstanding	20,394,499	29,018,991	19,782,208	29,613,684
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2007	2008
Operating activities
Net income	$1,801	$487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	547	856
Stock-based compensation expense	550	846
Deferred income tax benefit	290	193
Other	37	62
Changes in operating assets and liabilities:
Accounts receivable	(2,345)	1,295
Inventories	(6,182)	(2,096)
Prepaid expenses and other current assets	(1,844)	(1,504)
Accounts payable	7,571	(43)
Accrued expenses	1,444	(467)

Net cash provided by (used in) operating activities	1,869	(371)
Investing activities
Purchase of property and equipment	(1,008)	(6,865)
Purchase of short-term investments	(3,900)	(17,415)
Additions to patents and licenses	(123)	(1,074)
Proceeds from sales of long term assets	—	860
Gain on sale of long term investment	—	(361)
Net decrease in amount due from shareholder	187	—

Net cash used in investing activities	(4,844)	(24,855)
Financing activities
Proceeds from issuance of long-term debt	10,666	—
Payment of long-term debt	(356)	(405)
Repurchase of common stock into treasury	—	(8,138)
Proceeds from shareholder notes receivable, net	750	—
Net activity in revolving line of credit	(1,342)	—
Excess benefit for deferred taxes on stock-based compensation	922	505
Deferred financing costs and offering costs	(2,385)	7
Proceeds from issuance of common stock	1,299	1,352

Net cash provided by (used in) financing activities	9,554	(6,679)

Net increase (decrease) in cash and cash equivalents	6,579	(31,905)
Cash and cash equivalents at beginning of period	285	78,312

Cash and cash equivalents at end of period	$6,864	$46,407

Supplemental cash flow information:
Cash paid for interest	$561	$186
Cash paid for income taxes	10	83
Supplemental disclosure of non-cash investing and financing activities
Long term note receivable received on sale of investment	$—	$298
Shares surrendered for payment of stock note receivable	1,378	—
Preferred stock accretion	150	—
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
Initial Public Offering
     In December 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 8,846,154 shares were sold, including 1,997,062 shares sold by selling shareholders, at an issuance price of $13.00 per share. The Company raised a total of $89.0 million in gross proceeds from the IPO, or approximately $78.6 in net proceeds after deducting underwriting discounts and commissions of $6.2 million and offering costs of approximately $4.2 million. Concurrent with the closing of the initial public offering on December 24, 2007, all of the Company’s then outstanding Series B preferred stock and Series C preferred stock converted on a one share to one share basis to common stock. The numbers of shares converted were 2,989,830 and 1,818,182 of Series B preferred stock and Series C preferred stock, respectively. On December 24, 2007, the holders of convertible debt converted $10.8 million of such debt and accreted interest into 2,360,802 shares of the Company’s common stock.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2009 or other interim periods.
     The condensed consolidated balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
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
Short-term investments available for sale
     The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of September 30, 2008 and March 31, 2008 were as follows (in thousands):

	September 30, 2008
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$27,955	$—	$—	$27,955	$27,955	$—
Commercial paper	9,124	24	—	9,148	6,183	2,965
Corporate obligations	4,511	—	(47)	4,464	2,249	2,215
Government agency obligations	23,572	—	(195)	23,377	8,974	14,403

Total	$65,162	$24	$(242)	$64,944	$45,361	$19,583

	March 31, 2008
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$63,356	$—	$—	$63,356	$63,356	$—
Commercial paper	14,466	7	—	14,473	14,473	—
Government agency obligations	2,410	—	(6)	2,404	—	2,404

Total	$80,232	$7	$(6)	$80,233	$77,829	$2,404

     Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). In February 2008, The Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
     The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. As of September 30, 2008, the Company’s financial assets were measured at fair value in accordance with SFAS No. 157 employing level 1 inputs.
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
     Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 10.25%. As of September 30, 2008, the following amounts were due from the third party finance company in future periods (in thousands):

2009	$162
2010	41

Total gross receivable	203

Less: amount representing interest	(9)

Net contracts receivable	$194

Inventories
     Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2008 and September 30, 2008, the Company had inventory obsolescence reserves of $530,000 and $591,000.
     Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
     Inventories were comprised of the following (in thousands):

	March 31,	September 30,
	2008	2008
Raw materials and components	$9,948	$9,977
Work in process	680	1,399
Finished goods	6,161	7,509

	$16,789	$18,885

Property and Equipment
     Property and equipment were comprised of the following (in thousands):

	March 31,	September 30,
	2008	2008
Land and land improvements	$703	$751
Buildings	4,803	5,302
Furniture, fixtures and office equipment	2,256	2,376
Plant equipment	4,543	6,054

	March 31,	September 30,
	2008	2008
Construction in progress	2,918	7,219

	15,223	21,702
Less: accumulated depreciation and amortization	(3,684)	(4,073)

Net property and equipment	$11,539	$17,629

     Equipment included above under capital leases were as follows (in thousands):

	March 31,	September 30,
	2008	2008
Equipment	$1,206	$1,206
Less: accumulated amortization	(433)	(501)

Net equipment	$773	$705

     The Company capitalized $57,000 and $96,000 of interest for construction in progress for the three and six months ended September 30, 2008. There was no interest capitalized for the three and six months ended September 30, 2007.
Patents and Licenses
     In April 2008, the Company entered into a new employment agreement with the Company’s CEO, Neal Verfuerth, which superceded and terminated Mr. Verfuerth’s former employment agreement with the Company. Under the former agreement, Mr. Verfuerth was entitled to initial ownership of any intellectual work product he made or developed, subject to the Company’s option to acquire, for a fee, any such intellectual work product. The Company made payments to Mr. Verfuerth totaling $144,000 per year in exchange for the rights to eight issued and pending patents. Pursuant to the new employment agreement, in exchange for a lump sum payment of $950,000, Mr. Verfuerth terminated the former agreement and irrevocably transferred ownership of his current and future intellectual property rights to the Company as the Company’s exclusive property. This amount was capitalized in fiscal 2009 and is being amortized over the estimated future useful lives (ranging from 10 to 17 years) of the property rights.

Investment
     In June 2008, the Company sold its long-term investment consisting of 77,000 shares of preferred stock of a manufacturer of specialty aluminum products. The investment was originally acquired in July 2006 by exchanging products with a fair value of $794,000. The Company received cash proceeds from the sale in the amount of $986,000, which included accrued dividends of $128,000, and also received a promissory note in the amount of $298,000.
Other Long-Term Assets
     Other long-term assets include $62,000 and $44,000 of deferred financing costs as of March 31, 2008 and September 30, 2008 and $298,000 of a note receivable as of September 30, 2008. Upon the sales of the long-term investment noted above, we received a promissory note. The note provides for interest only payments at 7% for the first year and 15% for the second year and thereafter. The full principal amount of the note is due in June 2011. The note is secured by a personal guarantee from the CEO of the specialty aluminum products company.
Accrued Expenses
     Accrued expenses include warranty accruals, accrued wages, accrued vacations, sales tax payable and other various unpaid expenses. Accrued subcontractor fees amounted to $916,000 as of March 31, 2008 and accrued bonus costs amounted to $968,000 as of March 31, 2008. No accrued costs exceeded 5% of current liabilities as of September 30, 2008.
     The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
     Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Beginning of period	$177	$63	$45	$69
Provision to cost of revenue	61	17	231	20
Charges	(51)	(34)	(89)	(43)

End of period	$187	$46	$187	$46

Revenue Recognition
     The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Based upon SAB 104, revenue is recognized when the following four criteria are met:
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
     Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $82,000 and $602,000 as of March 31, 2008 and September 30, 2008.
     Deferred revenue relates to an obligation to provide maintenance on certain sales and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue is recognized when the services are delivered, which occurs in excess of a year after the original contract.
     Deferred revenue was comprised of the following (in thousands):

	March 31,	September 30,
	2008	2008
Deferred revenue – current liability	$134	$147
Deferred revenue – long term liability	41	26

Total deferred revenue	$175	$173

Income Taxes
     The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes and FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the temporary differences will reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.
     FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination. The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits.

Six Months Ended
September 30, 2008
Unrecognized tax benefits upon adoption on March 31, 2008	$392
Decreases relating to settlements with tax authorities	(5)
Additions based on tax positions related to the current period positions	6

Unrecognized tax benefits as of September 30, 2008	$393

     The income tax provision for the six months ended September 30, 2008 was determined by applying an estimated annual effective tax rate of 43.98% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
     Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Year Ended	Six Months Ended
	March 31, 2008	September 30, 2008
Statutory federal tax rate	34.00%	34.00%
State taxes, net	4.20%	5.47%
Incentive stock options	2.70%	4.16%
Federal tax credit	(1.50)%	0.00%
State tax credit	(1.00)%	0.00%
Other, net	(0.30)%	0.35%

Effective income tax rate	38.10%	43.98%
     The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. The current benefit of $1.4 million was recorded as a reduction in taxes payable and a credit to additional paid-in capital based on the amount that was utilized year to date. As of September 30, 2008, the Company has approximately $4.8 million of net operating losses that resulted from the exercise of non-qualified stock options in the current and prior years that have not been recognized as a reduction to current income taxes payable.
     The Company has issued incentive stock options for which stock compensation expense is not deductible currently for tax purposes. The non-deductible expense is considered permanent in nature. A disqualifying disposition occurs when a shareholder sells shares from an option exercise within 12 months of the exercise date or within 24 months of the option grant date. In the event of a disqualifying disposition, the option and related stock compensation expense take on the characteristics of a non-qualified stock option grant, and is deductible for income tax purposes. This deduction is a permanent tax rate differential. The Company could incur significant changes in its effective tax rate in future periods based upon incentive stock option compensation expense and disqualifying disposition events. As of July 30, 2008, all future stock option grants will be issued as non-qualified stock options.
Stock Option Plans
     The fair value of each option grant for the three and six months ended September 30, 2007 and 2008 was determined using the assumptions in the following table:

	Three months ended September 30,		Six months ended September 30,
	2007	2008	2007	2008
Weighted average expected term	2.6 years	6.0 years	2.4 years	5.7 years
Risk-free interest rate	4.57%	3.35%	4.74%	3.24%
Expected volatility	60%	60%	60%	60%
Expected forfeiture rate	6%	2%	6%	2%
Expected dividend yield	0%	0%	0%	0%
Net Income per Common Share
     Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
     Prior to the Company’s IPO on December 24, 2007, all series of the Company’s preferred stock participated in all undistributed earnings with the common stock. The Company allocated earnings to the common shareholders and participating preferred shareholders under the two-class method as required by EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company’s common stock and participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company’s participating preferred stock was not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends. All preferred stock outstanding as of the IPO was automatically converted to common stock upon closing of the IPO.
     Diluted net income per common share reflects the dilution that would have occurred if preferred stock was converted, warrants and employee stock options were exercised, and shares issued per exercise of stock options for which the exercise price was paid by a non-recourse loan from the Company were outstanding. In the computation of diluted net income per common share, the Company uses the “if converted” method for preferred stock and restricted stock, and the “treasury stock” method for outstanding options and warrants. In addition, in computing the dilutive effect of the convertible notes, the numerator is adjusted to add back the after-tax amount of interest recognized in the period.

     The net income per share of common stock for the three and six months ended September 30, 2007 and 2008 was as follows:

(in thousands except share amounts)	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Numerator:
Net income	$1,053	$453	$1,801	$487
Accretion of redeemable preferred stock and preferred stock dividends	(75)	—	(150)	—
Participation rights of preferred stock in undistributed earnings	(292)	—	(511)	—

Numerator for basic net income per common share	686	453	1,140	487
Adjustment for interest, net of income tax effect	59	—	59	—
Preferred stock dividends and participation rights of preferred stock	367	—	661	—

Numerator for diluted net income per common share	$1,112	$453	$1,860	$487

Denominator:
Weighted-average common shares outstanding	11,283,160	26,959,790	10,711,695	26,998,857
Weighted-average effect of preferred stock, restricted stock, convertible notes and assumed conversion of stock options and warrants	9,111,339	2,059,201	9,070,513	2,614,827

Weighted-average common shares and common share equivalents outstanding	20,394,499	29,018,991	19,782,208	29,613,684

Concentration of Credit Risk and Other Risks and Uncertainties
     The Company’s cash is deposited with one major financial institution. At times, deposits in this institution exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
     The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 62.5% and 14.9% of total cost of revenue for the three months ended September 30, 2007 and 2008 and 45.8% and 22.1% of total cost of revenue for six months ended September 30, 2007 and 2008.
     For the three and six months ended September 30, 2007, one customer accounted for 19% and 20% of revenue. For the three and six months ended September 30, 2008, no customers accounted for more than 10% of revenue.
     One customer accounted for 19% of accounts receivable as of March 31, 2008. As of September 30, 2008, no customer accounted for more than 10% of the accounts receivable balance.
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
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value some financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar type of assets and liabilities measured at fair value. SFAS 159 is effective for years beginning after November 15, 2007. The Company did not elect to measure any of our financial assets or liabilities using the fair value option of SFAS 159. The Company will assess at each measurement date whether to use the fair value option on any future financial assets or liabilities as permitted pursuant to the provisions of SFAS 159.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the effect of the adoption of SFAS 141R, but does not presently anticipate that it will have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment to ARB No. 51 (“SFAS 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires reclassifying noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company has determined that there would be no current impact of adopting SFAS 160.
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
     In September  2008, the FASB issued Staff Position No. 133-1 Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The provisions of the FSP that amend FAS 133 are effective for reporting periods (annual or interim) ending after November 15, 2008. Because the FSP amends only the disclosure requirements for credit derivatives and certain guarantees, the adoption of the FSP will not affect our consolidated financial results.
NOTE C — RELATED PARTY TRANSACTIONS
     As of March 31, 2007, the Company had non-interest bearing advances of $157,000 to a shareholder, and also held an unsecured, 1.46% note receivable due from the same shareholder in the amount of $67,000, including interest receivable. These advances and this note were repaid on August 2, 2007. For the three and six months ended September 30, 2007, the Company forgave $28,000 and $37,000 of shareholder advances as part of a contractual employment relationship.

     The Company incurred fees of $24,000 for the six months ended September 30, 2007 paid to a shareholder as consideration for guaranteeing notes payable and certain accounts payable. These guarantees were released in fiscal 2008.
     The Company incurred fees of $42,000 and $12,000 for the six months ended September 30, 2007 and 2008 respectively, which were for intellectual property fees paid to an executive pursuant to an employment agreement. In April 2008, the intellectual property rights were purchased from the executive for a cash payment of $950,000.
     The Company leases, on a month-to-month basis, an aircraft owned by an entity controlled by a former director. Amounts paid for the six months ended September 30, 2007 and 2008 were $16,000 and $20,000.
     During the six months ended September 30, 2007 and 2008, the Company recorded revenue of $46,000 and $8,000 for products and services sold to an entity for which the Company’s Chairman of the Board was the executive chairman. During the six months ended September 30, 2007 and 2008, the Company purchased goods and services from the same entity in the amounts of $0 and $114,000.
     During the six months ended September 30, 2007 and 2008, the Company recorded revenue of $0 and $1,000 for products and services sold to an entity for which a member of the board of directors serves as an executive vice president.
     During the six months ended September 30, 2007 and 2008, the Company recorded revenue of $67,000 and $52,000 for products and services sold to an entity for which a member of the board of directors serves as the chief executive officer. During the six months ended September 30, 2007 and 2008, the Company purchased goods and services from the same entity in the amounts of $106,000 and $42,000.
NOTE D — LONG-TERM DEBT
     Long-term debt as of March 31, 2008 and September 30, 2008 consisted of the following (in thousands):

	March 31,	September 30,
	2008	2008
Term note	$1,440	$1,339
First mortgage note payable	1,045	1,021
Debenture payable	922	904
Lease obligations	536	392
Other long-term debt	1,373	1,254

Total long-term debt	5,316	4,910
Less current maturities	(843)	(861)

Long-term debt, less current maturities	$4,473	$4,049

Revolving Credit Agreement
     On March 18, 2008, the Company entered into a credit agreement (“Credit Agreement”) to replace a previous agreement between the Company and Wells Fargo Bank, N.A. The Credit Agreement provides for a revolving credit facility (“Line of Credit”) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. The Company has a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the Line of Credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. As of September 30, 2008, the Company had not drawn any funds on the Line of Credit. Borrowings allowed under the Line of Credit as of September 30, 2008 were $18.6 million based upon available working capital, as defined.
     The Company must pay a fee of 0.20% on the average daily unused amount of the Line of Credit, fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof, and a fee equal to 1.0% of the principal amount of the Line of Credit then in effect if the Company terminates the Line of Credit prior to December 23, 2008.
     The Credit Agreement provides that the Company has the option to select the interest rate applicable to all or a portion of the outstanding principal balance of the Line of Credit either (i) at a fluctuating rate per annum one percent (1.00%) below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be one and one quarter percent (1.25%) above LIBOR. Interest is payable on the last day of each month.
     The Credit Agreement is secured by a first lien security interest in all of the Company’s accounts receivable, general intangibles and inventory, and a second lien priority in all of the Company’s equipment and fixtures and contains certain financial covenants including minimum net income requirements and requirements that the Company maintain net worth and fixed charge coverage ratios at prescribed levels. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets. As of September 30, 2008 the Company was in compliance with all covenant provisions.
NOTE E — INCOME TAXES
     As of September 30, 2008, the Company had US Federal net operating loss carryforwards of approximately $4.8 million that are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has US state net operating loss carryforwards of approximately $3.1 million, of which $2.1 million are associated with the exercise of non-qualified stock options. The Company also has federal and state tax credit carryforwards of approximately $296,000 and $472,000 as of March 31, 2008. Both the net operating losses and tax credit carryforwards expire between 2016 and 2027.
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
NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
     The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $199,000 and $318,000 for the three months ended September 30, 2007 and 2008; and $443,000 and $581,000 for the six months ended September 30, 2007 and 2008. Total annual commitments under non-cancelable operating leases as of September 30, 2008 were $1.1 million. In addition, the Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand, as well as for capital expenditures. As of September 30, 2008, the Company had entered into $5.2 million of purchase commitments related to fiscal 2009, including $4.6 million related to the remaining capital committed for construction of its technology center and manufacturing and system improvements and $0.6 million for inventory purchases.
Litigation
     In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, several of its officers, all members of the board of directors, and certain underwriters relating to the Company’s December 2007 IPO. The plaintiffs claim to represent those persons who purchased shares of the Company’s common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in the Company’s registration statement and prospectus. The claims allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
     On August 1, 2008, the court-appointed lead plaintiff filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On September 15, 2008, the Company and the other defendants filed a brief in support of the Company’s motion to dismiss the consolidated complaint. Response and reply briefs are currently scheduled to be filed by the end of December 2008.
     The Company believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material effect on the Company’s consolidated financial position and results of operations. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
NOTE G — SHAREHOLDERS’ EQUITY
Share Repurchase Program
     In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of the Company’s outstanding common stock. As of September 30, 2008, the Company had repurchased 1,440,941 shares of common stock at a cost of $8.1 million under the program.
NOTE H — STOCK OPTIONS AND WARRANTS
     The Company grants stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 9,000,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of ten years. In the past, the Company has granted both incentive stock options and non-qualified stock options. Restricted stock awards have no vesting period and have been issued to certain non-employee directors pursuant to elections made under the non-employee director compensation plan, which became effective upon the closing of the Company’s IPO. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company. In December 2007, upon the closing of our IPO, an additional 1,500,000 option shares were made available for grant under our 2004 Stock and Incentive Awards Plan.
     Prior to the Company’s IPO, certain non-employee directors elected to receive stock awards in lieu of cash compensation under the non-employee director compensation plan which became effective upon the closing of the Company’s IPO. The Company granted 3,738 shares from the 2004 Stock Incentive Awards Plan to non-employee directors as compensation for the three months ended September 30, 2008. The shares were issued in August 2008 and valued at the market price as of the grant date of $5.35 per share.
     In accordance with the adoption of SFAS 123(R), the following amounts of stock-based compensation were recorded (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2008	2007	2008
Cost of product revenue	$23	$65	$44	$130
General and administrative	315	171	380	425
Sales and marketing	57	145	110	271
Research and development	8	7	16	20

Total	$403	$388	$550	$846

     As of September 30, 2008, compensation cost related to non-vested common stock-based compensation amounted to $5.5 million over a remaining weighted average expected term of 6.6 years.
     The following table summarizes information with respect to the Plans:

	Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
(In thousands, except per share amounts)	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2008	1,482	4,716	$2.30
Granted	(580)	580	8.37
Cancelled or expired	221	(221)	1.52
Exercised	—	(781)	5.71
Balance at September 30, 2008	1,123	4,295	3.09	6.6	$13,049
Exercisable at September 30, 2008		2,010	1.72	4.6	$7,811

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $5.61 as of September 30, 2008.
     A summary of the status of the Company’s outstanding non-vested stock options as of September 30, 2008 is as follows (in thousands):

Non-vested at March 31, 2008	2,307
Granted	580
Vested	(383)
Forfeited	(219)

Non-vested at September 30, 2008	2,285
     Prior to the Company’s IPO, the Company issued warrants in connection with various stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2008 or for the six months ended September 30, 2008.
     Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2008	578,788	$2.31
Issued	—	—
Exercised	(71,580)	2.33
Cancelled	—	—

Balance at September 30, 2008	507,208	$2.31

     A summary of outstanding warrants follows:

	September 30,
Exercise Price	2008	Expiration
$2.25	38,980	Fiscal 2014
$2.30	430,968	Fiscal 2010
$2.50	37,260	Fiscal 2011

Total	507,208
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
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk

Factors” in our 2008 Annual Report filed on Form 10-K for the year ended March 31, 2008 and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
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
We have sold and installed more than 1,310,000 of our HIF lighting systems in over 4,000 facilities from December 1, 2001 through September 30, 2008. We have sold our products to 108 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top customers by revenue in fiscal 2008 included Coca-Cola Enterprises Inc., Kraft Foods Inc., Sherwin Williams Co., Kroger Co., SYSCO Corp. and Anheuser-Busch Companies, Inc.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2008 , “fiscal 2008”. We call our current fiscal year, which will end on March 31, 2009, “fiscal 2009.” Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services historically have been completed prior to product shipment and revenue from such services was included in product revenue because evidence of fair value for these services did not exist. We are continuing to increase our selling efforts through our contractor and value-added reseller channels with increased marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 25% of our total revenue volume in fiscal 2008 and 47% of our total revenue for the first half of fiscal 2009. The increase in wholesale revenue is due to our marketing and training efforts within this channel, and we expect that revenue from these channels will exceed 30% of our total revenue in fiscal 2009.
In October 2008, we introduced to the market a new financing program for our customer’s purchase of our energy management systems called the Orion Virtual Power Plant (OVPP). The OVPP is structured as a supply contract in which we commit to deliver a defined amount of energy savings at a fixed rate over the life of the contract, typically 60 months. We collect payments from our customer on a monthly basis across the delivery period. This program creates a revenue stream, but may lessen near-term revenues as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. However, we do retain the option to sell the payment stream to a third party finance company, as we have done under the terms of our former financing program, in which case the revenue would be recognized at the net present value of the total future payments from the finance company upon completion of the project. The OVPP program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. In the future, we expect an increase in the volume of sales that utilize the OVPP financing program.
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 53% and 38% of our total revenue for the first six months of fiscal 2008 and fiscal 2009, respectively. One customer accounted for approximately 20% of our total revenue for the first six months of fiscal 2008. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including the OVPP; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services and our sales-type financing programs, including whether we decide to either retain or resell the expected future cash flows under our OVPP program and the relative timing of the resultant revenue recognition; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include national contracts that have been negotiated, but for which we have not yet received a purchase order for the specific location. As of September 30, 2008, we had a backlog of firm purchase orders of approximately $3.5 million. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued lengthening of our customer’s purchasing decisions, the continued shortening of our installation cycles and the increasing number of projects sold through national contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 22.1% of our total cost of revenue for the first six months of fiscal 2009 and were 28% of total cost of revenue for fiscal 2008. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. Toward the end of fiscal 2008, we began to internalize some of our processes performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line and acquired production fabrication equipment. Each of these production items provide us with additional capacity to continue to support our potential future revenue growth. We expect that these processes will help to reduce overall unit costs as the equipment becomes fully utilized.
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
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense and we expect these costs to stabilize over the remaining half of fiscal 2009. We may choose to selectively add to our sales staff based upon opportunities in regional markets.
Our general and administrative expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges, related to our executive, finance, human resource, information technology and operations organizations; (ii) public company costs including investor relations and audit (iii) occupancy expenses; (iv) professional services fees; (v) technology related costs and amortization; and (vi) corporate-related travel.
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
We have been incurring increased general and administrative expenses in connection with our being a public company, including increased accounting, audit, investor relations, legal and support services and Sarbanes-Oxley compliance fees and expenses. Additionally, we anticipate operating expenses to increase at the end of fiscal 2009 based upon the completion of our new technology center and the related building occupancy costs. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.

We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period using the modified prospective method of adoption under the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. We recognized $1.4 million of stock-based compensation expense in fiscal 2008 and $0.8 million in the first six months of fiscal 2009. As a result of prior option grants, including option grants in fiscal 2008, we expect to recognize an additional $5.5 million of stock-based compensation over a weighted average period of approximately 6.6 years, including $0.7 million in the last six months of fiscal 2009. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under our revolving credit facility and our other long-term debt obligations described under “— Liquidity and Capital Resources — Indebtedness” below, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from six to 15 years. We have incurred no interest expense under our revolving credit agreement since December 2007.
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
Income Taxes. As of September 30, 2008, we had net operating loss carryforwards of approximately $4.8 million for federal tax purposes and $3.1 million for state tax purposes. Included in these loss carryforwards were $4.8 million for federal and $2.1 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal and state credit carryforwards of approximately $0.3 million and $0.5 million, respectively, as of March 31, 2008. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2016 and 2027. Our income before income tax in fiscal 2008 was $7.2 million. If we maintain this level of income before income tax in future fiscal years, we would expect to utilize our federal net operating loss carryforwards in fiscal 2009. State net operating loss carryforwards would be utilized over approximately five fiscal years or a shorter period if our income before income taxes increases further.
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

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months ended September 30,					Six Months ended September 30,
	2007		2008			2007		2008
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$14,247	77.4%	$17,280	92.1%	21.3%	$28,752	81.9%	$30,169	86.5%	4.9%
Service revenue	4,158	22.6%	1,480	7.9%	(64.4)%	6,374	18.1%	4,697	13.5%	(26.3)%

Total revenue	18,405	100.0%	18,760	100.0%	1.9%	35,126	100.0%	34,866	100.0%	(0.7)%
Cost of product revenue	9,375	50.9%	11,467	61.1%	22.3%	18,821	53.6%	20,080	57.6%	6.7%
Cost of service revenue	2,709	14.7%	958	5.1%	(64.6)%	4,381	12.5%	3,254	9.3%	(25.7)%

Total cost of revenue	12,084	65.7%	12,425	66.2%	2.8%	23,202	66.1%	23,334	66.9%	0.6%

Gross profit	6,321	34.3%	6,335	33.8%	0.2%	11,924	33.9%	11,532	33.1%	(3.3)%
General and administrative expenses	1,907	10.4%	2,893	15.4%	51.7%	3,478	9.9%	5,508	15.8%	58.4%
Sales and marketing expenses	1,938	10.5%	2,771	14.8%	43.0%	4,049	11.5%	5,423	15.6%	33.9%
Research and development expenses	443	2.4%	373	2.0%	(15.8)%	880	2.5%	791	2.3%	(10.1)%

Income (loss) from operations	2,033	11.0%	298	1.6%	(85.3)%	3,517	10.0%	(190)	(0.5)%	(105.4)%
Interest expense	329	(1.8)%	41	(0.2)%	(87.5)%	624	(1.8)%	108	(0.3)%	(82.7)%
Dividend and interest income	154	0.8%	550	2.9%	257.1%	194	0.6%	1,167	3.3%	501.5%

Income before income tax	1,858	10.1%	807	4.3%	(56.6)%	3,087	8.8%	869	2.5%	(71.8)%
Income tax expense	805	4.4%	354	1.9%	(56.0)%	1,286	3.7%	382	1.1%	(70.3)%

Net income	1,053	5.7%	453	2.4%	(57.0)%	1,801	5.1%	487	1.4%	(73.0)%
Accretion of redeemable preferred stock and preferred stock dividends	(75)	(0.4)%	—	0.0%	(100.0)%	(150)	(0.4)%	—	0.0%	(100.0)%
Participation rights of preferred stock in undistributed earnings	(292)	(1.6)%	—	0.0%	(100.0)%	(511)	(1.5)%	—	0.0%	(100.0)%

Net income attributable to common shareholders	$686	3.7%	$453	2.4%	(34.0)%	$1,140	3.2%	$487	1.4%	(57.3)%

Revenue. Product revenue increased from $14.2 million for the second quarter ended September 30, 2007 to $17.3 million for the second quarter ended September 30, 2008, an increase of $3.0 million, or 21%. Product revenue increased from $28.8 million for the first half ended September 30, 2007 to $30.2 million for the first half ended September 30, 2008, an increase of $1.4 million, or 5%. The increase in product revenue was a result of increased sales of our HIF lighting systems through our wholesale channel. Service revenue decreased from $4.2 million for the second quarter ended September 30, 2007 to $1.5 million for the second quarter ended September 30, 2008, a decrease of $2.7 million, or 64%. Service revenue decreased from $6.4 million for the first half ended September 30, 2007 to $4.7 million for the first half ended September 30, 2008, a decrease of $1.7 million, or 26%. The decrease in service revenues was a result of the increased revenues to our wholesale channels where services are not provided. Additionally, our first half fiscal 2009 revenue was impacted by a lengthening sales cycle in the marketplace. We attribute this to general conservatism in the marketplace concerning capital spending and purchase decisions due to adverse economic and credit market conditions.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $9.4 million for the second quarter ended September 30, 2007 to $11.4 million for the second quarter ended September 30, 2008, an increase of $2.0 million, or 22%. Our cost of product revenue increased from $18.8 million for the first half ended September 30, 2007 to $20.1 million for the first half ended September 30, 2008, an increase of $1.3 million, or 7%. Our cost of service revenues decreased from $2.7 million for the second quarter ended September 30, 2007 to $1.0 million for the second quarter ended September 30, 2008, a decrease of $1.7 million, or 65%. Total gross margin decreased from 34.3% for the second quarter ended September 30, 2007 to 33.8% for the second quarter ended September 30, 2008 and decreased from 33.9% for the first half ended September 30, 2007 to 33.1% for the first half ended September 30, 2008. The decrease in gross margin was attributable to unabsorbed manufacturing capacity costs related to additions of new process capabilities added in the fiscal 2008 fourth quarter for product coating and fabrication equipment. Gross margins may increase slightly in the near future to the extent our production volumes increase to support our planned roll-out programs and proposal pipeline and to the extent that we reduce excess capacity in our new manufacturing process equipment.
Operating Expenses
General and Administrative. Our general and administrative expenses increased from $1.9 million for the second quarter ended September 30, 2007 to $2.9 million for the second quarter ended September 30, 2008, an increase of $1.0 million, or 52%. The increase was a result of: (i) $0.4 million in increased compensation as a result of executive employment contracts and increased compensation costs related to hiring additional employees in our accounting, information technology and administration departments; (ii) additional legal expenses including $0.2 million incurred for costs related to the class action litigation ; (iii) $0.1 million for increases related to consulting and depreciation costs for technology improvements; and (iv) $0.5 million increase for public company costs related to audit and tax support, investor relations, compliance and SOX initiatives that were not incurred in the second quarter of fiscal 2008.

General and administrative expenses increased from $3.5 million for the first half ended September 30, 2007 to $5.5 million for the first half ended September 30, 2008 , an increase of $2.0 million, or 58%. Total headcount increased by ten from the prior year as we added staff support in our accounting, information technology and administrative functions resulting in increased compensation costs. Legal expenses increased as a result of the class action litigation and public company reporting and compliance costs. Additionally as a result of being a public company, we have incurred increased costs for audit and tax support, SOX compliance and other public company administrative costs. For the first half ended September 30, 2008, we recorded a $0.4 million gain on the sale of an asset in our general and administrative expenses.
Sales and Marketing. Our sales and marketing expenses increased from $1.9 million for the second quarter ended September 30, 2007 to $2.8 million for the second quarter ended September 30, 2008, an increase of $0.9 million, or 44%. The increase was a result of increased employee compensation and recruiting costs of $0.6 million and stock option compensation expenses of $0.1 million resulting from our hiring additional sales and marketing personnel during our fiscal 2009 first quarter. Our marketing costs increased by $0.2 million as a result of our efforts to increase our brand awareness through direct mail campaigns into the wholesale channel and participation in national trade shows.
Sales and marketing expenses increased from $4.0 million for the first half ended September 30, 2008 to $5.4 million for the first half ended September 30, 2008, an increase of $1.4 million, or 35%. Total headcount increased by 15 from the prior year as we added staff in our direct sales, sales support and marketing functions which resulted in increased compensation and recruiting costs. Sales costs increased for internal training of new sales employees and external training for resellers. Marketing costs increased as a result of direct mail expenditures for brand awareness and participation in national trade shows.
Research and Development. Our research and development expenses decreased for the second quarter and first half ended September 30, 2008 from the second quarter and first half ended September 30, 2007 on an absolute dollar basis and as a percentage of total revenue as a result of decreased research consulting expenses and a reduction in sample and material costs as our wireless control product transitioned into production stages.
Interest Expense. Our interest expense decreased for the second quarter and first half ended September 30, 2008 from the second quarter and first half ended September 30, 2007 primarily as a result of reduced interest expense of $0.4 million due to the payoff of our revolving line of credit balance in December 2007. For the six months ended September 30, 2008, we capitalized $96,000 of interest for construction in progress.
Dividend and Interest Income. Dividend and interest income increased for the three and six months ended September 30, 2008 from the three and six months ended September 30, 2007 due to interest income earned on the invested proceeds from our initial public offering completed in December 2007.
Income Taxes. Our income tax expense decreased for the three and six months ended September 30, 2008 from the three and six months ended September 30, 2007 due to the reduction in taxable income. Our effective income tax rate for the six months ended September 30, 2008 was 43.98%, compared to 41.6% for the six months ended September 30, 2007. The increase in our effective tax rate was due to a mix change in state tax rates, an increase in non-deductible stock compensation expense and a reduction in federal tax credits due to credit phase-outs as a result of higher threshold requirements which are based upon our most recent four year revenue average.
Liquidity and Capital Resources
Overview
On December 24, 2007, we completed our initial public offering. Net proceeds to us from the offering were approximately $82.8 million (net of underwriting discounts and commissions but before the deduction of offering expenses). We invested the net proceeds from the IPO in money market funds and short term government agency bonds.
We had approximately $46.4 million in cash and cash equivalents and $19.6 million in short term investments as of September 30, 2008. Our cash equivalents are invested in money market accounts and commercial paper with maturities of less than 90 days and an average yield of 3.9%. Our short-term investment account consists of high-grade government agency bonds and AAA rated corporate debt with expiration dates ranging from October 2008 through May 2009 and an average yield of 2.6%.

Cash Flows
The following table summarizes our cash flows for the six months ended September 30, 2008 and 2007 (in thousands):

	Six Months Ended
	September 30,
	2007	2008
Operating activities	$1,869	$(371)
Investing activities	(4,844)	(24,855)
Financing activities	9,554	(6,679)

Increase (decrease) in cash and cash equivalents	$6,579	$(31,905)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the first half ended September 30, 2008 was $0.4 million and consisted of net cash of $2.8 million used for working capital purposes partially offset by net income adjusted for non-cash expense items of $2.4 million. Cash used for working capital consisted of an increase of $2.1 million in inventory to provide safety stock inventories on key components, a $0.6 million increase in prepaids due to advanced payments for income taxes and services, a $0.4 million increase in deferred costs due to incomplete projects where revenue has not yet been recognized, a $0.5 million increase for interest receivable on short-term investments and a $0.5 million decrease in accrued expenses due to payments of accrued contractors for project services performed. This amount was offset by a decrease in trade receivables of $1.3 million as a result of timing of cash receipts.
Cash provided by operating activities for the first half ended September 30, 2007 was $1.9 million and consisted of net income adjusted for non-cash expense items of $3.2 million offset by cash used for working capital purposes of $1.3 million. Cash used for working capital purposes consisted of an increase of $2.4 million increase in trade receivables as result of increased revenues, an increase of $6.2 million in inventory due to purchases of raw materials to support sales order backlogs and an increase of $1.7 million in prepaids due to advanced payments for services. These amounts were offset by an increase of $7.6 million in accounts payable as a result of increased inventories and services, and an increase in accrued expenses of $1.4 million due to increased service contracting activities, increased legal costs for the public offering preparation, and an increase in sales tax accruals resulting from the revenue increase.
Cash Flows Related to Investing Activities. For the first half ended September 30, 2008, cash used in investing activities was $24.9 million. This included $17.4 million for short-term investments with maturity dates ranging from 91 to 360 days, $6.9 million for capital expenditures related to the technology center, operating software systems and processing equipment for capacity and cost improvement measures, $1.0 million for the purchase of intellectual property rights from an executive, offset by net proceeds from the sale of an investment of $0.9 million.
Cash used in investing activities for the first half ended September 30, 2007 was $4.8 million. This included $3.9 million for short-term investments in government agency bonds with maturities ranging from 91 to 125 days, $1.0 million for capital expenditures for purchases of processing equipment for capacity and cost improvement measures and $0.1 million for the continued development of intellectual property. Cash provided from investing activities included a $0.2 million payment received on a shareholder advance.
Cash Flows Related to Financing Activities. For the first half ended September 30, 2008, cash flows used in financing activities was $6.7 million. This included $8.1 million used for common share repurchases and $0.4 million for repayment of long-term debt. Cash flows provided by financing activities included proceeds of $1.4 million received from stock option and warrant exercises and $0.5 million in deferred tax benefits from non-qualified stock option exercises.
Cash provided by financing activities for the first half ended September 30, 2007 was $9.6 million. This included $10.6 million in proceeds from issuance of convertible debt, $1.3 million for proceeds received from stock option and warrant exercises, $0.8 million received in payments of shareholder note receivables and $0.9 million in deferred tax benefits from non-qualified stock option exercises. These were offset by $1.7 million for repayment of the revolving line of credit and long-term debt and $2.4 million paid in equity offering costs related to our initial public offering.
Working Capital

Our net working capital as of September 30, 2008 was $92.3 million, consisting of $104.4 million in current assets and $12.1 million in current liabilities. Our net working capital as of March 31, 2008 was $104.3 million, consisting of $116.9 million in current assets and $12.6 million in current liabilities. We may increase our inventories of raw materials and components to the extent our sales volumes increase in the back half of fiscal 2009, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions and to continue to purchase component inventory as our wireless technology moves into the production stages. We attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand. Our accounts receivable and payables may increase to the extent our revenue and inventory levels increase. We had available borrowing capacity under our revolving credit facility in excess of $18.6 million as of September 30, 2008, based upon our revolving credit facility borrowing base formula described below.
We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities, our borrowing capacity under our revolving credit facility and the net proceeds from our recent initial public will be sufficient to meet our anticipated cash needs for the remainder of fiscal 2009. Our future working capital requirements for the remainder of fiscal 2009 and thereafter on a longer-term basis will depend on many factors, including the rate of our revenue growth, our introduction of new products and services and enhancements to our existing energy management system, the timing and extent of our planned expansion of our sales force and other administrative and production personnel, the timing and extent of our planned advertising and promotional campaign, and our research and development activities. To the extent that our cash and cash equivalents, cash flows from operating activities, borrowing capacity under our revolving credit facility and net proceeds from our recent initial public offering and convertible subordinated note placement are insufficient to fund our future activities, we may need to raise additional funds through additional public or private equity or debt financings. We also may need to raise additional funds in the event we decide to acquire product lines, businesses or technologies. In the event additional funding is required, we may not be able to obtain the financing on terms acceptable to us, or at all.
Indebtedness
On March 18, 2008, we entered into a credit agreement to replace a previous agreement between us and Wells Fargo Bank, N.A. The credit agreement provides for a revolving credit facility that matures on August 31, 2010. The initial maximum aggregate amount of availability under the line of credit is $25.0 million. We have a one-time option to increase the maximum aggregate amount of availability under the line of credit to up to $50.0 million, although any advance from the line of credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. Borrowings allowed under the line of credit as of September 30, 2008 were $18.6 million based upon available working capital as defined. There were no amounts outstanding as of September 30, 2008.
We must pay a fee of 0.20% on the average daily unused amount of the line of credit, fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof, and a fee equal to 1.0% of the principal amount of the line of credit then in effect if we terminate the line of credit prior to December 23, 2008.
We have the option to select the interest rate applicable to all or a portion of the outstanding principal balance under the line of credit either (i) at a fluctuating rate per annum one percent (1.00%) below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be one and one quarter percent (1.25%) above LIBOR. Interest is payable on the last day of each month, commencing March 31, 2008.
In addition to our revolving credit facility, we also have other existing long-term indebtedness and obligations under various debt instruments and capital lease obligations, including pursuant to a bank term note, a bank first mortgage, a debenture to a community development organization, a federal block grant loan, two city industrial revolving loans and various capital leases and equipment purchase notes. As of September 30, 2008, the total amount of principal outstanding on these various obligations was $4.9 million. These obligations have varying maturity dates between 2010 and 2024 and bear interest at annual rates of between 2.0% and 16.2%. The weighted average annual interest rate of such obligations as of September 30, 2008 was 6.0%. Based on interest rates in effect as of September 30, 2008, we expect that our total debt service payments on such remaining obligations for fiscal 2009, including scheduled principal, lease and interest payments, but excluding the repayment of our revolving line of credit, will approximate $0.6 million. As of September 30, 2008, we were in compliance with all debt covenants, as amended.

Capital Spending
We expect to incur approximately $4.3 million in capital expenditures during the remainder of fiscal 2009 to complete our new technology center and other improvements at our manufacturing facility. We also plan to incur $0.3 million in capital expenditures to expand and improve our accounting and operating information technology systems. We expect to finance the manufacturing improvement expenditures primarily through equipment secured loans and leases, long-term debt financing, using cash on hand or by using our available capacity under our revolving credit facility.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of September 30, 2008 (dollars in thousands):

		Less than 1			More than 5
Cash interest payments on debt	Total	Year	1-3 Years	3-5 Years	Years
Bank debt obligations	$4,910	$861	$1,312	$1,052	$1,685
Cash interest payments on debt	1,401	272	418	286	425
Operating lease obligations	2,303	853	1,372	78	—
Purchase order and cap-ex commitments (1)	5,232	5,232	—	—	—

Total	$13,846	$7,218	$3,102	$1,416	$2,110

(1)	Reflects non-cancellable purchase order commitment in the amount of $0.6 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $4.6 million for construction of the new technology center at our Manitowoc facility, improvements to information technology systems and manufacturing equipment and tooling.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers, all members of our board of directors, and certain underwriters from our December 2007 initial public offering. The plaintiffs claim to represent certain persons who purchased shares of our common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in our registration statement and prospectus for our initial public offering. The claims allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
On August 1, 2008, the court-appointed lead plaintiff filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On September 15, 2008, we and the other defendants filed a brief in support of our motion to dismiss the consolidated complaint. Response and reply briefs are currently scheduled to be filed by the end of December 2008.
The Company believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material effect on the Company’s consolidated financial position and results of operations. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
ITEM 1A. RISK FACTORS
Except as noted below, during the three months ended September 30, 2008 there were no material changes to the risk factors set forth and discussed in “Part I, Item 1A. Risk Factors” in our 2008 Annual Report filed on Form 10-K for the year ended March 31, 2008 as filed with the SEC on June 27, 2008.

Adverse conditions in the global economy and disruption of financial markets have negatively impacted, and could continue to negatively impact, our customers, suppliers, and our business.
Financial markets in the United States, Europe and Asia have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations, inflation, reduced consumer spending, and fluctuations in foreign currency exchange rates. While currently these conditions have not impaired our ability to finance our operations, coupled with continued recessionary type economic conditions, such conditions have adversely affected our customers’ capital budgets and purchasing decisions and, therefore, have adversely affected our previously anticipated rate of revenue growth. Our business will continue to be adversely affected to the extent these adverse financial market and general economic conditions continue to adversely affect our customers’ purchasing decisions.
The acceptance of our Orion Virtual Power Plant product could expose us to additional customer credit risk and impact our financial results.
Our recently introduced financing program, the Orion Virtual Power Plant (OVPP), is an installment based payment plan for our customers in contrast to our traditional cash terms. This new program may subject us to additional credit risk as we do not have a long history or experience, specifically related to longer term credit decision making. Poor credit decisions or customer defaults could result in increases to our allowance for doubtful accounts and/or write-offs of accounts receivable and could have material adverse effects on our results of operations and financial condition. We do retain the option to sell completed projects into the secondary market and recognize substantially all of the project revenue at the time of sale. We also may choose not to sell completed OVPP programs to third parties, which would have the impact of decreasing our near-term revenue and creating variability in our operating results both on a quarterly and annual basis.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None
(b) Use of Proceeds
Our IPO was declared effective by the SEC on December 18, 2007. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $78.6 million. Through September 30, 2008, approximately $12.7 million of the proceeds from our IPO have been used to fund operations of our business and for general corporate purposes, including $8.1 million used for the repurchase of common shares. The remainder of the net proceeds from the IPO are invested in short-term investment grade securities, commercial paper and money market accounts. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 18, 2007 pursuant to Rule 424(b).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2008 annual meeting of shareholders was held on September 10, 2008. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the annual meeting and the results of voting on each such matter.
(I)	The election of two Class I directors named below to serve until the 2011 Annual Meeting of Shareholders. There was no solicitation in opposition to the nominees listed in the proxy statement, and the nominees were elected.

	Votes
Nominee	For	Withheld
Thomas A. Quadracci	23,094,106	358,716
Michael J. Potts	23,079,680	373,142

(II)	The election of one Class II director named below to serve until the 2009 Annual Meeting of Shareholders. There was no solicitation in opposition to the nominee listed in the proxy statement, and the nominee was elected.

	Votes
Nominee	For	Withheld
Russell M. Flaum	23,058,940	393,882
ITEM 5. OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through September 30, 2008, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through September 30, 2008
(in thousands, unaudited)
HIF lighting systems sold(1)	1,310
Total units sold (including HIF lighting systems)	1,684
Customer kilowatt demand reduction(2)	387
Customer kilowatt hours saved(2)(3)	5,915,123
Customer electricity costs saved(4)	$455,465
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	4,031
Square footage retrofitted(6)	670,099

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 1.68 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the reduction of 0.241 kilowatts of electricity consumption per six-lamp equivalent unit we install and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2006, which is the most current full year for which this information is available, was $0.089 per kilowatt hour according to the United States Energy Information Administration. (Still valid)

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table. The calculation of indirect carbon dioxide emissions reductions reflects the most recent Environmental Protection Agency eGrid data. Using the prior eGrid data as reported in our 10-K, cumulative indirect carbon emission reductions from customers’ energy savings from December 1, 2001 through September 30, 2008 would have equaled 5,766,653 tons.

(6)	Based on 1.684 million total units sold, which contain a total of approximately 8.4 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.
ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2008.

ORION ENERGY SYSTEMS, INC. Registrant
By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer

Exhibit Index to Form 10-Q for the Period Ended September 30, 2008
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