Form 10-Q
period 2008-12-31
ORION ENERGY SYSTEMS, INC.
filed 2009-02-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33887
Orion Energy Systems, Inc.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1847269

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

2001 Mirro Drive, Manitowoc, Wisconsin	54220

(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 22,648,887 shares of the Registrant’s common stock outstanding on February 4, 2009.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended December 31, 2008

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

		(Unaudited)
	March 31,	December 31,
	2008	2008
Assets
Cash and cash equivalents	$78,312	$24,175
Short-term investments	2,404	24,692
Accounts receivable, net of allowances of $79 and $111	17,666	19,144
Inventories, net	16,789	18,592
Deferred tax assets	286	472
Prepaid expenses and other current assets	1,439	2,616

Total current assets	116,896	89,691
Property and equipment, net	11,539	20,949
Patents and licenses, net	388	1,400
Investment	794	—
Deferred tax assets	1,000	888
Other long-term assets	85	360

Total assets	$130,702	$113,288

Liabilities and Shareholders’ Equity
Accounts payable	$7,521	$8,963
Accrued expenses	4,242	2,614
Current maturities of long-term debt	843	868

Total current liabilities	12,606	12,445
Long-term debt, less current maturities	4,473	3,813
Other long-term liabilities	433	429

Total liabilities	17,512	16,687

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2008 and December 31, 2008
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2008 and December 31, 2008; shares issued: 27,339,414 and 28,253,773 at March 31, 2008 and December 31, 2008; shares outstanding: 26,963,408 and 22,618,553 at March 31, 2008 and December 31, 2008	—	—
Additional paid-in capital	114,090	118,282
Treasury stock: 376,006 common shares at March 31, 2008 and 5,635,220 at December 31, 2008	(1,739)	(24,180)
Accumulated other comprehensive (loss) income	(6)	13
Retained earnings	845	2,486

Total shareholders’ equity	113,190	96,601

Total liabilities and shareholders’ equity	$130,702	$113,288

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
Product revenue	$18,934	$20,671	$47,686	$50,840
Service revenue	4,377	1,704	10,751	6,401

Total revenue	23,311	22,375	58,437	57,241
Cost of product revenue	12,224	13,644	31,044	33,724
Cost of service revenue	2,833	1,311	7,214	4,565

Total cost of revenue	15,057	14,955	38,258	38,289

Gross profit	8,254	7,420	20,179	18,952
Operating expenses:
General and administrative	3,288	2,438	6,766	7,946
Sales and marketing	2,260	2,741	6,309	8,164
Research and development	454	347	1,334	1,138

Total operating expenses	6,002	5,526	14,409	17,248

Income from operations	2,252	1,894	5,770	1,704
Other income (expense):
Interest expense	(648)	(33)	(1,272)	(141)
Dividend and interest income	286	325	480	1,492

Total other income (expense)	(362)	292	(792)	1,351

Income before income tax	1,890	2,186	4,978	3,055
Income tax expense	737	1,032	2,023	1,414

Net income	1,153	1,154	2,955	1,641
Accretion of redeemable preferred stock and preferred stock dividends	(75)	—	(225)	—
Participation rights of preferred stock in undistributed earnings	(264)	—	(775)	—

Net income attributable to common shareholders	$814	$1,154	$1,955	$1,641

Basic net income per share attributable to common shareholders	$0.06	$0.05	$0.17	$0.06
Weighted-average common shares outstanding	13,889,162	25,203,827	11,774,702	26,398,338
Diluted net income per share attributable to common shareholders	$0.05	$0.04	$0.14	$0.06
Weighted-average common shares and share equivalents outstanding	22,858,230	26,414,750	20,752,432	28,710,765
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2007	2008
Operating activities
Net income	$2,955	$1,641
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,089	1,337
Stock-based compensation expense	929	1,204
Deferred income tax benefit	565	1,340
Other	38	78
Changes in operating assets and liabilities:
Accounts receivable	(3,130)	(1,484)
Inventories	(7,822)	(1,804)
Prepaid expenses and other current assets	(785)	(2,473)
Accounts payable	2,032	1,442
Accrued expenses	2,014	(1,749)

Net cash used in operating activities	(2,115)	(468)
Investing activities
Purchase of property and equipment	(1,876)	(10,630)
Purchase of short-term investments	—	(22,270)
Additions to patents and licenses	(132)	(1,090)
Proceeds from sales of long term assets	—	860
Gain on sale of long term investment	—	(361)
Net decrease in amount due from shareholder	187	—

Net cash used in investing activities	(1,821)	(33,491)
Financing activities
Proceeds from issuance of long-term debt	11,302	—
Payment of long-term debt	(531)	(633)
Repurchase of common stock into treasury	—	(22,441)
Proceeds from shareholder notes receivable, net	750	—
Net activity in revolving line of credit	(6,064)	—
Excess benefit for deferred taxes on stock-based compensation	1,230	1,453
Deferred financing costs and offering costs	(256)	7
Proceeds from initial public offering, net of issuance costs	78,627	—
Proceeds from exercise of stock options and warrants	1,888	1,436

Net cash provided by (used in) financing activities	86,946	(20,178)

Net increase (decrease) in cash and cash equivalents	83,010	(54,137)
Cash and cash equivalents at beginning of period	285	78,312

Cash and cash equivalents at end of period	$83,295	$24,175

Supplemental cash flow information:
Cash paid for interest	$914	$272
Cash paid for income taxes	379	121
Supplemental disclosure of non-cash investing and financing activities
Long term note receivable received on sale of investment	$—	$298
Shares surrendered for payment of stock note receivable	1,378	—
Conversion of debt to common stock	10,762	—
Conversion of redeemable preferred stock and accrued dividends to common stock	10,714	—
Preferred stock accretion	225	—
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — DESCRIPTION OF BUSINESS
Organization
     The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. The Company is a developer, manufacturer and seller of lighting and energy management systems. The corporate offices and manufacturing operations are located in Manitowoc, Wisconsin and operations facilities are located in Plymouth, Wisconsin.
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
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence, bad debt reserves, accruals for warranty expenses, income taxes and certain equity transactions. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents
     The Company considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents.
Short-term investments available for sale
     The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of December 31, 2008 and March 31, 2008 were as follows (in thousands):

	December 31, 2008
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments

Money market funds	$17,318	$—	$—	$17,318	$17,318	$—
Bank certificate of deposit	7,000	—	—	7,000	700	6,300
Commercial paper	6,596	83	—	6,679	3,000	3,679
Corporate obligations	2,257	—	(11)	2,246	—	2,246
Government agency obligations	14,501	24	—	14,525	2,058	12,467

Total	$47,672	$107	$(11)	$47,768	$23,076	$24,692

	March 31, 2008
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments

Money market funds	$63,356	$—	$—	$63,356	$63,356	$—
Commercial paper	14,466	7	—	14,473	14,473	—
Government agency obligations	2,410	—	(6)	2,404	—	2,404

Total	$80,232	$7	$(6)	$80,233	$77,829	$2,404

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
     The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. As of December 31, 2008, the Company’s financial assets were measured at fair value in accordance with SFAS No. 157 employing level 1 inputs.
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
     Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 10.25%. As of December 31, 2008 the following amounts were due from the third party finance company in future periods (in thousands):

2009	$140
2010	33

Total gross receivable	173

Less: amount representing interest	(9)

Net contracts receivable	$164

Inventories
     Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2008 and December 31, 2008, the Company had inventory obsolescence reserves of $530,000 and $617,000.
     Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
     Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2008	2008
Raw materials and components	$9,948	$10,630
Work in process	680	1,024
Finished goods	6,161	6,938

	$16,789	$18,592

Property and Equipment
     Property and equipment were comprised of the following (in thousands):

	March 31,	December 31,
	2008	2008
Land and land improvements	$703	$822
Buildings	4,803	5,390
Furniture, fixtures and office equipment	2,256	2,591
Plant equipment	4,543	6,568
Construction in progress	2,918	10,104

	15,223	25,475
Less: accumulated depreciation and amortization	(3,684)	(4,526)

Net property and equipment	$11,539	$20,949

     Equipment included above under capital leases was as follows (in thousands):

	March 31,	December 31,
	2008	2008
Equipment	$1,206	$1,154
Less: accumulated amortization	(433)	(493)

Net equipment	$773	$661

     The Company capitalized $90,000 and $186,000 of interest for construction in progress for the three and nine months ended December 31, 2008. There was no interest capitalized for the three and nine months ended December 31, 2007.
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
Other Long-Term Assets
     Other long-term assets include $62,000 and $34,000 of deferred financing costs as of March 31, 2008 and December 31, 2008 and $298,000 of a note receivable as of December 31, 2008. Upon the sales of the long-term investment noted above, the Company received a promissory note. The note provides for interest only payments at 7% for the first year and 15% for the second year and thereafter. The full principal amount of the note is due in June 2011. The note is secured by a personal guarantee from the CEO of the specialty aluminum products company.
Accrued Expenses
     Accrued expenses include warranty accruals, accrued wages, accrued vacation, sales tax payable and other various unpaid expenses. Accrued subcontractor fees were $916,000 and accrued bonus costs were $968,000 as of March 31, 2008. No accrued costs exceeded 5% of current liabilities as of December 31, 2008.
     The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
     Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
Beginning of period	$187	$46	$45	$69
Provision to cost of revenue	2	10	233	35
Charges	(95)	(1)	(184)	(49)

End of period	$94	$55	$94	$55

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
     In October 2008, the Company introduced a new financing program for a customer’s purchase of the Company’s energy management systems called the Orion Virtual Power Plant (“OVPP”). The OVPP is structured as a supply contract in which the Company delivers a defined amount of energy savings at a fixed rate over the life of the contract, typically 60 months. Revenue is recognized on a monthly basis over the life of the contract upon successful installation of the system and customer acknowledgement that the product is operating as specified.
     Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $82,000 and $567,000 as of March 31, 2008 and December 31, 2008.
     Deferred revenue relates to an obligation to provide maintenance on certain sales and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue is recognized when the services are delivered, which occurs in excess of a year after the original contract.
     Deferred revenue was comprised of the following (in thousands):

	March 31,	December 31,
	2008	2008
Deferred revenue — current liability	$134	$116
Deferred revenue — long term liability	41	32

Total deferred revenue	$175	$148

Income Taxes
     The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes and FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the temporary differences will reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.
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

Nine Months Ended
December 31, 2008
Unrecognized tax benefits upon adoption on March 31, 2008	$392
Decreases relating to settlements with tax authorities	(5)
Additions based on tax positions related to the current period positions	10

Unrecognized tax benefits as of December 31, 2008	$397

     The income tax provision for the nine months ended December 31, 2008 was determined by applying an estimated annual effective tax rate of 46.30% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
     Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Year Ended	Nine Months Ended
	March 31, 2008	December 31, 2008
Statutory federal tax rate	34.00%	34.00%
State taxes, net	4.20%	5.89%
Incentive stock options	2.70%	6.05%
Federal tax credit	(1.50)%	(0.77)%
State tax credit	(1.00)%	0.00%
Other, net	(0.30)%	1.13%

Effective income tax rate	38.10%	46.30%
     The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. The current benefit of $3.1 million was recorded as a reduction in taxes payable and a credit to additional paid-in capital based on the amount that was utilized year to date. As of December 31, 2008, the Company has approximately $2.8 million of net operating losses that resulted from the exercise of non-qualified stock options in the current and prior years that have not been recognized as a reduction to current income taxes payable.
     The Company has issued incentive stock options for which stock compensation expense is not deductible currently for tax purposes. The non-deductible expense is considered permanent in nature. A disqualifying disposition occurs when a shareholder sells shares from an option exercise within 12 months of the exercise date or within 24 months of the option grant date. In the event of a disqualifying disposition, the option and related stock compensation expense take on the characteristics of a non-qualified stock option grant, and is deductible for income tax purposes. This deduction is a permanent tax rate differential. The Company could incur significant changes in its effective tax rate in future periods based upon incentive stock option compensation expense and disqualifying disposition events. Since July 30, 2008, all stock option grants have been issued as non-qualified stock options.
Stock Option Plans
     The fair value of each option grant for the three and nine months ended December 31, 2007 and 2008 was determined using the assumptions in the following table:

	Three months Ended December 31,		Nine months Ended December 31,
	2007	2008	2007	2008
Weighted average expected term	N/A	5.2 years	6.6 years	5.6 years
Risk-free interest rate	N/A	2.19%	4.66%	3.15%
Expected volatility	N/A	60%	60%	60%
Expected forfeiture rate	N/A	2%	6%	2%
Expected dividend yield	N/A	0%	0%	0%
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
     The net income per share of common stock for the three and nine months ended December 31, 2007 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands except share amounts)	2007	2008	2007	2008
Numerator:
Net income	$1,153	$1,154	$2,955	$1,641
Accretion of redeemable preferred stock and preferred stock dividends	(75)	—	(225)	—
Participation rights of preferred stock in undistributed earnings	(264)	—	(775)	—

Numerator for basic net income per common share	814	1,154	1,955	1,641
Adjustment for interest, net of income tax effect	89	—	149	—
Preferred stock dividends and participation rights of preferred stock	334	—	1,000	—

Numerator for diluted net income per common share	$1,237	$1,154	$3,104	$1,641

Denominator:
Weighted-average common shares outstanding	13,889,162	25,203,827	11,774,702	26,398,338
Weighted-average effect of preferred stock, restricted stock, convertible notes and assumed conversion of stock options and warrants	8,969,068	1,210,923	8,977,730	2,312,427

Weighted-average common shares and common share equivalents outstanding	22,858,230	26,414,750	20,752,432	28,710,765

Concentration of Credit Risk and Other Risks and Uncertainties
     The Company’s cash is deposited with two financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
     The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 17% and 19% of total cost of revenue for the three months ended December 31, 2007 and 2008 and 35% and 21% of total cost of revenue for nine months ended December 31, 2007 and 2008.
     For the three and nine months ended December 31, 2007, one customer accounted for 12% and 17% of revenue. For the three and nine months ended December 31, 2008, no customers accounted for more than 10% of revenue.
     One customer accounted for 19% of accounts receivable as of March 31, 2008. As of December 31, 2008, no customer accounted for more than 10% of the accounts receivable balance.
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
Recent Accounting Pronouncements
     In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt certain of the provisions of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

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
     In December 2008, the FASB issued FASB Staff Position (“FSP”) No. 140-4 and FIN 46R-8 (“FSP 140-4 and FIN 46R-8”), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, services, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. The FSP is effective for reporting periods that end after December 15, 2008. Because FSP 140-4 and FIN46R-8 only require additional disclosures, the adoption did not impact the Company’s consolidated financial results.
NOTE C — RELATED PARTY TRANSACTIONS
     As of March 31, 2007, the Company had non-interest bearing advances of $157,000 to a shareholder, and also held an unsecured, 1.46% note receivable due from the same shareholder in the amount of $67,000, including interest receivable. These advances and this note were repaid on August 2, 2007. For the nine months ended December 31, 2007, the Company forgave $37,000 of shareholder advances as part of a contractual employment relationship.
     The Company incurred fees of $24,000 for the nine months ended December 31, 2007 paid to a shareholder as consideration for guaranteeing notes payable and certain accounts payable. These guarantees were released in fiscal 2008.
     The Company incurred fees of $77,000 and $12,000 for the nine months ended December 31, 2007 and 2008 respectively, which were for intellectual property fees paid to an executive pursuant to an employment agreement. In April 2008, the intellectual property rights were purchased from the executive for a cash payment of $950,000. Please refer to “Patents and Licenses” under footnote B for additional disclosure.
     The Company leases, on a month-to-month basis, an aircraft owned by an entity controlled by a former director. Amounts paid for the nine months ended December 31, 2007 and 2008 were $36,000 and $20,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
     During the nine months ended December 31, 2007 and 2008, the Company recorded revenue of $125,000 and $24,000 for products and services sold to an entity for which the Company’s Chairman of the Board was the executive chairman. During the nine months ended December 31, 2007 and 2008, the Company purchased goods and services from the same entity in the amounts of $0 and $125,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
     During the nine months ended December 31, 2007 and 2008, the Company recorded revenue of $0 and $57,000 for products and services sold to an entity for which a member of the board of directors serves as an executive vice president. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
     During the nine months ended December 31, 2007 and 2008, the Company recorded revenue of $289,000 and $102,000 for products and services sold to an entity for which a member of the board of directors serves as the chief executive officer. During the nine months ended December 31, 2007 and 2008, the Company purchased goods and services from the same entity in the amounts of $278,000 and $79,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
NOTE D — LONG-TERM DEBT
     Long-term debt as of March 31, 2008 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2008	2008
Term note	$1,440	$1,288
First mortgage note payable	1,045	1,007
Debenture payable	922	895
Lease obligations	536	302
Other long-term debt	1,373	1,189

Total long-term debt	5,316	4,681
Less current maturities	(843)	(868)

Long-term debt, less current maturities	$4,473	$3,813

Revolving Credit Agreement
On March 18, 2008, the Company entered into a credit agreement (“Credit Agreement”) to replace a previous agreement between the Company and Wells Fargo Bank, N.A. The Credit Agreement provides for a revolving credit facility (“Line of Credit”) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. The Company has a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the Line of Credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. In December 2008, the Company briefly drew $4.0 million on the line of credit due to the timing of treasury repurchases and funds available in the Company’s operating account. As of December 31, 2008, the borrowings had been repaid and there was no balance due on the Line of Credit. Borrowings allowed under the Line of Credit as of December 31, 2008 were $20.2 million based upon available working capital, as defined.
The Company must pay a fee of 0.20% on the average daily unused amount of the Line of Credit and fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof.
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
The Credit Agreement is secured by a first lien security interest in all of the Company’s accounts receivable, general intangibles and inventory, and a second lien priority in all of the Company’s equipment and fixtures and contains certain financial covenants including minimum net income requirements and requirements that the Company maintain net worth and fixed charge coverage ratios at prescribed levels. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets. As of December 31, 2008 the Company was in compliance with all covenant provisions.
NOTE E — INCOME TAXES
As of December 31, 2008, the Company had Federal net operating loss carryforwards of approximately $2.8 million that are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $3.0 million, of which $2.1 million are associated with the exercise of non-qualified stock options. The Company also has federal and state tax credit carryforwards of approximately $296,000 and $472,000 as of March 31, 2008. Both the net operating losses and tax credit carryforwards expire between 2016 and 2027.
In fiscal 2007 and prior to its IPO, the Company’s past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. For the fiscal year ended March 31, 2008, utilization of the federal loss carryforwards was limited to $3.0 million. For the fiscal year 2009, there is only $1.8 million of net operating loss carryforward remaining from periods prior to the ownership change, however, if there were more net operating loss available from those time periods, the Company believes that utilization of the federal loss carryforwards would again be limited to $3.0 million.
NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $192,000 and $263,000 for the three months ended December 31, 2007 and 2008; and $635,000 and $802,000 for the nine months ended December 31, 2007 and 2008. Total annual commitments under non-cancelable operating leases as of December 31, 2008 were $1.1 million. In addition, the Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand, as well as for capital expenditures. As of December 31, 2008, the Company had entered into $5.5 million of purchase commitments related to fiscal 2009, including $1.7 million related to the remaining capital committed for construction of its technology center and manufacturing and system improvements and $3.8 million for inventory purchases.
Litigation
In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, several of its officers, all members of the then existing board of directors, and certain underwriters relating to the Company’s December 2007 IPO. The plaintiffs claim to represent those persons who purchased shares of the Company’s common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in the Company’s IPO registration statement and prospectus. The complaints allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
On August 1, 2008, the court-appointed lead plaintiff filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On September 15, 2008, the Company and the other director and officer defendants filed a brief in support of their motion to dismiss the consolidated complaint. On November 13, 2008, the lead plaintiff filed a brief in opposition to the motion to dismiss. On December 15, 2008, the Company and the other director and officer defendants, filed a reply brief in support of their motion to dismiss. Having been fully briefed, the motion to dismiss is awaiting the court’s review and decision.
The Company believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position; results of operations and cash flow. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage or a judgment which is not covered by insurance, could materially and adversely affect the Company’s financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.
NOTE G — SHAREHOLDERS’ EQUITY
Share Repurchase Program
In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of the Company’s outstanding common stock. In December 2008, the Company’s board of directors supplemented the share repurchase program authorizing the Company to repurchase up to an additional $10 million of the Company’s outstanding common stock. As of December 31, 2008, the Company had repurchased 5,259,214 shares of common stock at a cost of $22.4 million under the program.

NOTE H — STOCK OPTIONS AND WARRANTS
     The Company grants stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 9,000,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of ten years. In the past, the Company has granted both incentive stock options and non-qualified stock options, although in July 2008, the Company adopted a policy of only granting non-qualified stock options. Restricted stock awards have no vesting period and have been issued to certain non-employee directors pursuant to elections made under the non-employee director compensation plan, which became effective upon the closing of the Company’s IPO. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company. In December 2007, upon the closing of our IPO, an additional 1,500,000 shares were made available for grant under our 2004 Stock and Incentive Awards Plan.
     Prior to the Company’s IPO, certain non-employee directors elected to receive stock awards in lieu of cash compensation under the non-employee director compensation plan which became effective upon the closing of the Company’s IPO. The Company granted 5,000 shares from the 2004 Stock Incentive Awards Plan to non-employee directors as compensation for the three months ended December 31, 2008. The shares were issued in November 2008 and valued at the market price as of the grant date of $3.00 per share.
     In accordance with SFAS 123(R), the following amounts of stock-based compensation were recorded (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2008	2007	2008
Cost of product revenue	$24	$68	$68	$198
General and administrative	185	121	565	546
Sales and marketing	157	157	267	428
Research and development	13	12	29	32

Total	$379	$358	$929	$1,204

     As of December 31, 2008, compensation cost related to non-vested common stock-based compensation amounted to $5.1 million over a remaining weighted average expected term of 6.4 years.
     The following table summarizes information with respect to the Plans:

		Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
(In thousands, except per share amounts)	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2008	1,482	4,716	$2.30
Granted	(634)	634	$8.04
Cancelled or expired	290	(290)	$6.17
Exercised		(827)	$1.53
Balance at December 31, 2008	1,138	4,233	$3.05	6.4	$12,141
Exercisable at December 31, 2008		2,093	$1.74	4.6	$7,688
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $5.41 as of December 31, 2008.
     A summary of the status of the Company’s outstanding non-vested stock options as of December 31, 2008 is as follows (in thousands):

Non-vested at March 31, 2008	2,307
Granted	634
Vested	(528)
Forfeited	(273)

Non-vested at December 31, 2008	2,140

     Prior to the Company’s IPO, the Company issued warrants in connection with various stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2008 or for the nine months ended December 31, 2008.
     Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2008	578,788	$2.31
Issued	—	—
Exercised	(73,580)	2.33
Cancelled	—	—

Balance at December 31, 2008	505,208	$2.31

     A summary of outstanding warrants at December 31, 2008 follows:

	Number of
Exercise Price	Warrants	Expiration
$2.25	38,980	Fiscal 2014
$2.30	428,968	Fiscal 2010
$2.50	37,260	Fiscal 2011

Total	505,208
NOTE I — SUBSEQUENT EVENTS
Shareholder Rights Plan
On January 7, 2009, the Company’s Board of Directors adopted a shareholder rights plan pursuant to which it declared and will pay a dividend of one common share purchase right (a “Right”) for each outstanding share of the Company’s common stock. The dividend will be paid on February 15, 2009 to shareholders of record on February 1, 2009. Each Right will entitle the registered holder to purchase from the Company one share of the Company’s common stock at a price of $30.00 per share, subject to adjustment.
The Rights will not be exercisable (and will be transferable only with the Company’s common stock) until a “Distribution Date” occurs (or the Rights are earlier redeemed or expire). A Distribution Date generally will occur on the earlier of a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the Company’s outstanding common stock or 10 business days after the commencement of, or the announcement of an intention to make, a tender offer or exchange offer that would result in any such person or group of persons acquiring such beneficial ownership.
If a person becomes an Acquiring Person, holders of Rights will be entitled to purchase shares of the Company’s common stock for one-half its then-current market price, as defined in the shareholder rights plan, and all Rights beneficially owned by an Acquiring Person, or by certain related parties or transferees, will be null and void. If, after there is an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right (except as otherwise provided in the shareholder rights plan) will thereafter have the right to receive shares of the acquiring company’s common stock at a price of one-half the then-current market price of that stock.
Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company. At any time prior to a person becoming an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. The Rights will expire on January 7, 2019.

Wisconsin Department of Commerce loan and grant agreement
In January 2009, the Company entered into a grant and loan agreement with the State of Wisconsin Department of Commerce relating to the Company’s investments and work in developing and implementing its integrated energy management systems at project locations within the State. The agreement provides for funding in the aggregate amount of $420,000, comprised of a low-interest loan in the amount of $200,000 and grant funding in the amount of $220,000, with a match funding requirement on the part of the Company in the amount of $420,000. The loan bears annual interest at a rate of 2%, with monthly payments of $3,400 commencing in August 2010 and with the final balance due and payable not later than November 1, 2015. Grant funds must be drawn upon by December 31, 2009 based upon project costs incurred between April 1, 2008 and December 31, 2009. To date, no grant or loan funding has been disbursed.

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
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our 2008 Annual Report filed on Form 10-K for the year ended March 31, 2008, our Form 10-Q for the quarter ended September 30, 2008 and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
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
We have sold and installed more than 1,419,000 of our HIF lighting systems in over 4,300 facilities from December 1, 2001 through December 31, 2008. We have sold our products to 114 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2008 included Coca-Cola Enterprises Inc., Kraft Foods Inc., Sherwin Williams Co., Kroger Co., SYSCO Corp. and Anheuser-Busch Companies, Inc. Our top direct customers by revenue for the nine months ended December 31, 2008 included Coca-Cola Enterprises Inc., Anheuser-Busch Companies, Inc., SYSCO Corp., Ben E. Keith Co., Kraft Foods Inc., and U.S. Foodservice.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2008, “fiscal 2008”. We call our current fiscal year, which will end on March 31, 2009, “fiscal 2009.” Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services historically have been completed prior to product shipment and revenue from such services was included in product revenue because evidence of fair value for these services did not exist. We are continuing to increase our selling efforts through our contractor and value-added reseller channels with increased marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 25% of our total revenue volume in fiscal 2008 and 43% of our total revenue for the first nine months of fiscal 2009. The increase in wholesale revenue was due to our marketing and training efforts within this channel, and we expect that revenue from these channels will be approximately 40% of our total revenue in fiscal 2009.
In October 2008, we introduced to the market a new financing program for our customer’s purchase of our energy management systems called the Orion Virtual Power Plant (“OVPP”). The OVPP is structured as a supply contract in which we commit to deliver a defined amount of energy savings at a fixed rate over the life of the contract, typically 60 months. We collect payments from our customer on a monthly basis across the delivery period. This program creates a revenue stream, but may lessen near-term revenues as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. However, we do retain the option to sell the payment stream to a third party finance company, as we have done under the terms of our former financing program, in which case the revenue would be recognized at the net present value of the total future payments from the finance company upon completion of the project. The OVPP program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. For the nine months ended December 31, 2008, we recognized $3,000 of revenue from completed OVPP contracts. As of December 31, 2008, customers have signed OVPP supply agreements for net present value of $0.8 million in revenues. In the future, we expect an increase in the volume of contracts that utilize the OVPP financing program.
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 48% and 36% of our total revenue for the first nine months of fiscal 2008 and fiscal 2009, respectively. One customer accounted for approximately 17% of our total revenue for the first nine months of fiscal 2008. No customers accounted for more than 10% of our total revenue for the nine months ended December 31, 2008. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OVPP program; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services and our OVPP program, including whether we decide to either retain or resell the expected future cash flows under our OVPP program and the relative timing of the resultant revenue recognition; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.

Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OVPP contracts or national account contracts that have been negotiated, but for which we have not yet received a purchase order for the specific location. As of December 31, 2008, we had a backlog of firm purchase orders of approximately $3.2 million. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OVPP contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 20.9% of our total cost of revenue for the first nine months of fiscal 2009 and were 28% of total cost of revenue for fiscal 2008. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. Toward the end of fiscal 2008, we began to vertically integrate some of our processes performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line and acquired production fabrication equipment. In fiscal 2009, we installed a power cord assembly line. Each of these production items provide us with additional capacity to continue to support our potential future revenue growth. We expect that these processes will help to reduce overall unit costs as the equipment becomes more fully utilized.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our mix of large retrofit and multi-facility roll-out projects with national accounts; (ii) the level of our wholesale sales (which generally have historically resulted in higher relative gross margins, but lower relative net margins, than our sales to direct customers); (iii) our realization rate on our billable services; (iv) our project pricing; (v) our level of warranty claims; (vi) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (vii) our level of efficiencies in our manufacturing operations; and (viii) our level of efficiencies from our subcontracted installation service providers.
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense and we expect our general and administrative personnel costs to stabilize or decline slightly for the remainder of fiscal 2009 due to personnel cost reduction efforts. While we have recently focused on reducing our personnel costs and headcount in certain functional areas, we do nonetheless believe that future opportunities within our business remain strong. As a result, we may choose to selectively add to our sales staff based upon opportunities in regional markets.
Our general and administrative expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges related to our executive, finance, human resource, information technology and operations organizations; (ii) public company costs, including investor relations and audit; (iii) occupancy expenses; (iv) professional services fees; (v) technology related costs and amortization; and (vi) corporate-related travel.
Our sales and marketing expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges related to our sales and marketing organization; (ii) internal and external sales commissions and bonuses; (iii) travel, lodging and other out-of-pocket expenses associated with our selling efforts; (iv) marketing programs; (v) pre-sales costs; and (vi) other related overhead.
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
We have been incurring increased general and administrative expenses in connection with our being a public company, including increased accounting, audit, investor relations, legal and support services and Sarbanes-Oxley compliance fees and expenses. Additionally, we anticipate our operating expenses to increase towards the end of fiscal 2009 and into fiscal 2010 as a result of the completion of our new technology center and the related building occupancy costs. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.

We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period using the modified prospective method of adoption under the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. We recognized $1.4 million of stock-based compensation expense in fiscal 2008 and $1.2 million in the first nine months of fiscal 2009. As a result of prior option grants, we expect to recognize an additional $5.1 million of stock-based compensation over a weighted average period of approximately 6.4 years, including $0.4 million in the last three months of fiscal 2009. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under our revolving credit facility and our other long-term debt obligations described under “— Liquidity and Capital Resources — Indebtedness” below, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from nine to 15 years.
Dividend and Interest Income. Our dividend income consists of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provided for annual dividend payments to us of $0.1 million. The preferred shares were sold back to the issuer in June 2008 and all dividends accrued were paid upon sale. We also report interest income earned on our cash and cash equivalents. Our interest income has increased in fiscal 2009 as a result of our investment of the net proceeds from our initial public offering in short-term, interest-bearing, money market funds, bank certificate of deposits and investment-grade securities.
Income Taxes. As of December 31, 2008, we had net operating loss carryforwards of approximately $2.8 million for federal tax purposes and $3.0 million for state tax purposes. Included in these loss carryforwards were $2.8 million for federal and $2.1 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal and state credit carryforwards of approximately $0.3 million and $0.5 million, respectively, as of March 31, 2008. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2016 and 2027. Our income before income tax in fiscal 2008 was $7.2 million. If we maintain this level of income before income tax in future fiscal years, we would expect to utilize our federal net operating loss carryforwards in fiscal 2009. State net operating loss carryforwards would be utilized over approximately five fiscal years or a shorter period if our income before income taxes increases further.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of our stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. For fiscal year 2008, utilization of our federal loss carryforwards was limited to $3.0 million. For fiscal 2009, there is only $1.8 million of net operating loss carryforward remaining from periods prior to the ownership change, however, if there were more net operating loss available from those time periods, we believe that utilization of the federal loss carryforwards would again be limited to $3.0 million.

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended December 31,					Nine Months Ended December 31,
	2007		2008			2007		2008
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$18,934	81.2%	$20,671	92.4%	9.2%	$47,686	81.6%	$50,840	88.8%	6.6%
Service revenue	4,377	18.8%	1,704	7.6%	(61.1)%	10,751	18.4%	6,401	11.2%	(40.5)%

Total revenue	23,311	100.0%	22,375	100.0%	(4.0)%	58,437	100.0%	57,241	100.0%	(2.0)%
Cost of product revenue	12,224	52.4%	13,644	61.0%	11.6%	31,044	53.1%	33,724	58.9%	8.6%
Cost of service revenue	2,833	12.2%	1,311	5.9%	(53.7)%	7,214	12.3%	4,565	8.0%	(36.7)%

Total cost of revenue	15,057	64.6%	14,955	66.8%	(0.7)%	38,258	65.5%	38,289	66.9%	0.1%

Gross profit	8,254	35.4%	7,420	33.2%	(10.1)%	20,179	34.5%	18,952	33.1%	(6.1)%
General and administrative expenses	3,288	14.1%	2,438	10.9%	(25.9)%	6,766	11.6%	7,946	13.9%	17.4%
Sales and marketing expenses	2,260	9.7%	2,741	12.3%	21.3%	6,309	10.8%	8,164	14.3%	29.4%
Research and development expenses	454	1.9%	347	1.6%	(23.6)%	1,334	2.3%	1,138	2.0%	(14.7)%

Income from operations	2,252	9.7%	1,894	8.4%	(15.9)%	5,770	9.8%	1,704	2.9%	(70.5)%
Interest expense	648	2.8%	33	0.1%	(94.9)%	1,272	2.2%	141	0.2%	(88.9)%
Dividend and interest income	286	1.2%	325	1.5%	13.6%	480	.8%	1,492	2.6%	210.8%

Income before income tax	1,890	8.1%	2,186	9.8%	15.7%	4,978	8.4%	3,055	5.3%	(38.6)%
Income tax expense	737	3.2%	1,032	4.6%	40.0%	2,023	3.5%	1,414	2.5%	(30.1)%

Net income	1,153	4.9%	1,154	5.2%	0.1%	2,955	4.9%	1,641	2.8%	(44.4)%
Accretion of redeemable preferred stock and preferred stock dividends	(75)	(.3)%	—	0.0%	100.0%	(225)	(.4)%	—	0.0%	100.0%
Participation rights of preferred stock in undistributed earnings	(264)	(1.1)%	—	0.0%	100.0%	(775)	(1.3)%	—	0.0%	100.0%

Net income attributable to common shareholders	$814	3.5%	$1,154	5.2%	40.9%	$1,955	3.2%	$1,641	2.8%	(16.2)%

Revenue. Product revenue increased from $18.9 million for the third quarter ended December 31, 2007 to $20.7 million for the third quarter ended December 31, 2008, an increase of $1.7 million, or 9%. Product revenue increased from $47.7 million for the nine months ended December 31, 2007 to $50.8 million for the nine months ended December 31, 2008, an increase of $3.2 million, or 7%. The increase in product revenue was a result of increased sales of our HIF lighting systems through our wholesale channel. Service revenue decreased from $4.4 million for the third quarter ended December 31, 2007 to $1.7 million for the third quarter ended December 31, 2008, a decrease of $2.7 million, or 61%. Service revenue decreased from $10.8 million for the nine months ended December 31, 2007 to $6.4 million for the nine months ended December 31, 2008, a decrease of $4.4 million, or 40%. The decrease in service revenues was a result of the increased revenues to our wholesale channels where services are not provided. Additionally, our fiscal 2009 nine months revenue was impacted by a lengthening sales cycle in the marketplace. We attribute this to general conservatism in the marketplace concerning capital spending and purchase decisions due to adverse economic and credit market conditions. We expect these circumstances to continue in our fourth quarter.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $12.2 million for the third quarter ended December 31, 2007 to $13.6 million for the third quarter ended December 31, 2008, an increase of $1.4 million, or 11%. Our cost of product revenue increased from $31.0 million for the nine months ended December 31, 2007 to $33.7 million for the nine months ended December 31, 2008, an increase of $2.7 million, or 9%. Our cost of service revenues decreased from $2.8 million for the third quarter ended December 31, 2007 to $1.3 million for the third quarter ended December 31, 2008, a decrease of $1.5 million, or 54%. Total gross margin decreased from 35.4% for the third quarter ended December 31, 2007 to 33.2% for the third quarter ended December 31, 2008 and decreased from 34.5% for the nine months ended December 31, 2007 to 33.1 % for the nine months ended December 31, 2008. The decrease in gross margin was attributable to unabsorbed manufacturing capacity costs related to additions of new process capabilities added in the fiscal 2008 fourth quarter for product coating and fabrication equipment. Additionally, for the three months ended December 31, 2008, gross margin was negatively impacted by manufacturing costs incurred as a result of increasing volumes of our enclosure fixtures and recently launched wet rated fixtures. These product lines are more complicated to manufacture and require more production time for fabrication and assembly. Due to customer project timelines, we incurred an additional $0.3 million in added personnel costs, overtime costs and inefficiencies resulting in a margin impact of 1.3 basis points for the quarter. Over the past several weeks, we have reengineered our assembly process for enclosure fixtures, eliminated the additional staffing and reduced material handling costs. As a result, we believe that we are now better positioned to improve our gross margin on these products in the future. Gross margin may increase slightly in our fourth quarter to the extent our production volumes increase to support our planned roll-out programs and proposal pipeline and to the extent that we reduce excess capacity in our new manufacturing process equipment.
Operating Expenses
General and Administrative. Our general and administrative expenses decreased from $3.3 million for the third quarter ended December 31, 2007 to $2.4 million for the third quarter ended December 31, 2008, a decrease of $0.9 million, or 27%. The decrease was a result of $1.4 million in decreased compensation costs as a result of $0.8 million in one-time IPO bonuses paid in December

2007 that did not recur, $0.4 million in decreased compensation for executive bonuses and $0.2 million in cancelled discretionary bonus awards. Additionally, our stock compensation expense decreased by $0.1 million and discretionary spending decreased by $0.1 million. These decreases were offset by: (i) $0.2 million in increased compensation for base wage increases for existing employees and increased compensation costs related to hiring additional employees in our accounting, information technology and administration departments; (ii) additional legal expenses of $0.2 million, including $0.1 million incurred for costs related to the class action litigation; and (iii) $0.4 million of public company costs related to audit and tax support, investor relations, compliance and SOX initiatives that were not incurred during the third quarter of fiscal 2008.
General and administrative expenses increased from $6.7 million for the nine months ended December 31, 2007 to $7.9 million for the nine months ended December 31, 2008, an increase of $1.2 million, or 18%. Total headcount increased from the prior year as we added staff support in our accounting, information technology, human resources and administrative functions resulting in increased compensation costs. Legal expenses increased as a result of the class action litigation and public company reporting and compliance costs. Additionally, as a result of being a public company, we have incurred increased costs for audit and tax support, SOX compliance and other public company administrative costs. For the nine months ended December 31, 2008, we recorded a $0.4 million gain on the sale of an asset which was reported as a reduction in our general and administrative expenses.
Sales and Marketing. Our sales and marketing expenses increased from $2.3 million for the third quarter ended December 31, 2007 to $2.7 million for the third quarter ended December 31, 2008, an increase of $0.4 million, or 17%. The increase was a result of increased employee compensation and stock compensation costs of $0.6 million from our hiring additional sales and marketing personnel during fiscal 2009. Our marketing costs increased by $0.2 million as a result of our efforts to increase our brand awareness through direct mail campaigns into the wholesale channel and participation in national trade shows. Spending decreases were due to reduced variable compensation costs related to reduced commissions and bonuses of $0.4 million.
Sales and marketing expenses increased from $6.3 million for the nine months ended December 31, 2007 to $8.2 million for the nine months ended December 31, 2008, an increase of $1.9 million, or 30%. The increase was a result of increased employee compensation, recruiting and stock compensation costs of $1.8 million from our hiring additional sales and marketing personnel during fiscal 2009. A majority of new sales and marketing hires were completed within our first fiscal quarter. Our marketing costs increased by $0.6 million as a result of our efforts to increase our brand awareness through direct mail into the wholesale channel and through participation in national trade shows. Spending decreases were due to reduced variable commission plans of $0.3 million and reduced discretionary bonus expense of $0.3 million.
Research and Development. Our research and development expenses decreased for the third quarter and nine months ended December 31, 2008 from the third quarter and nine months ended December 31, 2007 on an absolute dollar basis and as a percentage of total revenue as a result of decreased research consulting expenses and a reduction in sample and material costs as our wireless control product transitioned into production stages.
Interest Expense. Our interest expense decreased by $0.2 million for the third quarter and by $0.5 million for the nine months ended December 31, 2008 from the third quarter and nine months ended December 31, 2007 due to the payoff of our revolving line of credit balance in December 2007. Additionally, for the nine months ended December 2007, we recorded $0.5 million in interest expense from our then outstanding convertible debt. The debt converted into common shares as a result of the completion of our IPO. For the nine months ended December 31, 2008, we capitalized $0.2 million of interest for construction in progress.
Dividend and Interest Income. Dividend and interest income increased for the three and nine months ended December 31, 2008 from the three and nine months ended December 31, 2007 due to interest income earned on the invested proceeds from our IPO completed in December 2007.
Income Taxes. Our income tax expense increased for the three months ended December 31, 2008 from the three months ended December 31, 2007 due to the increase in taxable income. Our income tax expense decreased for the nine months ended December 31, 2008 from the nine months ended December 31, 2007 due to the decrease in taxable income. Our effective income tax rate for the nine months ended December 31, 2008 was 46.3%, compared to 40.6% for the nine months ended December 31, 2007. The increase in our effective tax rate was due to an increase in non-deductible stock compensation expense, a mix change in state tax rates, and a reduction in federal tax credits due to a reduction in taxable income after stock option deductions.

Liquidity and Capital Resources
Overview
On December 24, 2007, we completed our initial public offering. Net proceeds to us from the offering were approximately $82.8 million (net of underwriting discounts and commissions but before the deduction of offering expenses). We invested the net proceeds from the IPO in money market funds and short-term government agency bonds.
We had approximately $24.2 million in cash and cash equivalents and $24.7 million in short-term investments as of December 31, 2008. Our cash equivalents are invested in money market accounts, bank certificates of deposit and commercial paper with maturities of less than 90 days and an average yield of 2.1%. Our short-term investment account consists of high-grade government agency bonds, bank certificates of deposit and AAA-rated corporate debt with expiration dates ranging from February 2009 through November 2009 and an average yield of 2.8%.
Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2007 and 2008 (in thousands):

	Nine Months Ended
	December 31,
	2007	2008
Operating activities	$(2,115)	$(468)
Investing activities	(1,821)	(33,491)
Financing activities	86,946	(20,178)

Increase (decrease) in cash and cash equivalents	$83,010	$(54,137)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items; including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the nine months ended December 31, 2008 was $0.5 million and consisted of net cash of $4.7 million used for working capital purposes partially offset by net income adjusted for non-cash expense items of $4.2 million. Cash used for working capital consisted of an increase of $1.8 million in inventory to provide safety stock inventories on key components, a $1.5 million increase in trade receivables attributed to national account customers holding cash at calendar year-end, a $0.7 million increase in prepaids due to advanced payments for income taxes and services, a $0.4 million increase in deferred costs due to incomplete projects where revenue has not yet been recognized, a $0.1 million increase for interest receivable on short-term investments, and a $1.6 million decrease in accrued expenses due to $0.8 million for payments to contractors for project services performed and a $0.8 million decrease in compensation accruals for payments made and bonus accruals no longer required. This amount was offset by a $1.4 million increase in accounts payable due to inventory purchases within the quarter that were still within payment terms.
Cash used in operating activities for the nine months ended December 31, 2007 was $2.1 million and consisted of net income adjusted for non-cash expense items of $5.6 million offset by cash used for working capital purposes of $7.7 million. Cash used for working capital purposes consisted of an increase of $3.1 million in trade receivables as result of increased revenues, an increase of $7.8 million in inventory due to purchases of raw materials to support sales order backlogs and an increase of $0.1 million in prepaids due to advanced payments for services. These amounts were offset by an increase of $2.0 million in accounts payable as a result of increased inventories and services, and an increase in accrued expenses of $2.0 million due to increased service contracting activities, increased legal costs for the public offering preparation, and an increase in sales tax accruals resulting from the revenue increase.
Cash Flows Related to Investing Activities. For the nine months ended December 31, 2008, cash used in investing activities was $33.5 million. This included $22.3 million for short-term investments with maturity dates ranging from 91 to 360 days, $10.6 million for capital expenditures related to the technology center, operating software systems and processing equipment for capacity and cost improvement measures, and $1.0 million for the purchase of intellectual property rights from an executive, partially offset by net proceeds from the sale of an investment of $0.5 million.

Cash used in investing activities for the nine months ended December 31, 2007 was $1.8 million. This included $1.9 million for capital expenditures for purchases of processing equipment for capacity and cost improvement measures and $0.1 million for the continued development of intellectual property. Cash provided from investing activities included a $0.2 million payment received on a shareholder advance.
Cash Flows Related to Financing Activities. For the nine months ended December 31, 2008, cash flows used in financing activities was $20.2 million. This included $22.4 million used for common share repurchases and $0.6 million for repayment of long-term debt. Cash flows provided by financing activities included proceeds of $1.4 million received from stock option and warrant exercises and $1.5 million in deferred tax benefits from non-qualified stock option exercises.
Cash provided by financing activities for the nine months ended December 31, 2007 was $86.9 million. In addition to the $78.6 million of net proceeds from our initial public offering, financing activities included $11.3 million in proceeds from our issuance of convertible debt, $1.9 million for proceeds received from stock option and warrant exercises, $0.8 million received in payments of shareholder note receivables and $1.2 million in deferred tax benefits from non-qualified stock option exercises. These were offset by $6.6 million for repayment of the revolving line of credit and long-term debt.
Working Capital
Our net working capital as of December 31, 2008 was $77.3 million, consisting of $89.7 million in current assets and $12.4 million in current liabilities. Our net working capital as of March 31, 2008 was $104.3 million, consisting of $116.9 million in current assets and $12.6 million in current liabilities. At December 31, 2008, our accounts receivable balance increased from our prior fiscal year-end. We attribute this to our direct retail account customers holding onto cash at calendar year-end. During the first seven business days of January, we received collections of $3.8 million, or approximately 20% of our outstanding receivables balance at year-end. We believe that our receivables portfolio continues to remain sound and highly collectible. We are cognizant of the current liquidity and credit challenges in the economic environment and the high level of underwriting due diligence required as we review new customer opportunities. Our inventories have increased from our prior fiscal year-end as a result of our wireless Phase 2 initiative. The vast majorities of these components are assembled overseas and require longer delivery lead times. We attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the remainder of fiscal 2009.
Indebtedness
On March 18, 2008, we entered into a credit agreement to replace a previous agreement between us and Wells Fargo Bank, N.A. The credit agreement provides for a revolving credit facility that matures on August 31, 2010. The initial maximum aggregate amount of availability under the line of credit is $25.0 million. We have a one-time option to increase the maximum aggregate amount of availability under the line of credit to up to $50.0 million, although any advance from the line of credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. Borrowings allowed under the line of credit as of December 31, 2008 were $20.2 million based upon available working capital, as defined. In December 2008, we briefly drew $4.0 million on the line due to the timing of treasury repurchases and funds available in our operating account.  As of December 31, 2008, the borrowings had been repaid and there was no balance due on the line of credit.
We must pay a fee of 0.20% on the average daily unused amount of the line of credit and fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof.
We have the option to select the interest rate applicable to all or a portion of the outstanding principal balance under the line of credit either (i) at a fluctuating rate per annum one percent (1.00%) below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be one and one quarter percent (1.25%) above LIBOR.
In addition to our revolving credit facility, we also have other existing long-term indebtedness and obligations under various debt instruments and capital lease obligations, including pursuant to a bank term note, a bank first mortgage, a debenture to a community development organization, a federal block grant loan, two city industrial revolving loans and various capital leases and equipment purchase notes. As of December 31, 2008, the total amount of principal outstanding on these various obligations was $4.7 million. These obligations have varying maturity dates between 2010 and 2024 and bear interest at annual rates of between 2.0% and 16.2%. The weighted average annual interest rate of such obligations as of December 31, 2008 was 5.6%. Based on interest rates in effect as of December 31, 2008, we expect that our total debt service payments on such remaining obligations for fiscal 2009, including scheduled principal, lease and interest payments, will approximate $0.3 million. As of December 31, 2008, we were in compliance with all debt covenants, as amended.
Capital Spending
We expect to incur approximately $1.2 million in capital expenditures during the remainder of fiscal 2009 to complete our new technology center and other improvements at our manufacturing facility. We also plan to incur $0.5 million in capital expenditures to expand and improve our ERP systems. Our capital spending plans predominantly consist of the completion of projects that have been in place for several months and for which we have already invested significant capital. We consider the completion of our ERP systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance the technology center and manufacturing improvement expenditures primarily through equipment secured loans and leases, long-term debt financing, using cash on hand or by using our available capacity under our revolving credit facility.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of December 31, 2008 (dollars in thousands):

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Bank debt obligations	$4,681	$868	$1,290	$1,136	$1,387
Cash interest payments on debt	1,198	241	366	236	355
Operating lease obligations	3,166	1,075	1,337	743	11
Purchase order and cap-ex commitments (1)	5,457	4,282	1,175	—	—

Total	$14,502	$6,466	$4,168	$2,115	$1,753

(1)	Reflects non-cancellable purchase order commitment in the amount of $3.8 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $1.7 million for construction of the new technology center at our Manitowoc facility, improvements to information technology systems and manufacturing equipment and tooling.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers, all members of our then existing board of directors, and certain underwriters from our December 2007 initial public offering. The plaintiffs claim to represent certain persons who purchased shares of our common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in our registration statement and prospectus for our initial public offering. The complaints allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
On August 1, 2008, the court-appointed lead plaintiff filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On September 15, 2008, we and the other director and officer defendants filed a brief in support of the motion to dismiss the consolidated complaint. On November 13, 2008, the lead plaintiff filed a brief in opposition to the motion to dismiss. On December 15, 2008, we and the other director and officer defendants, filed a reply brief in support of their motion to dismiss. Having been fully briefed, the motion to dismiss is awaiting the court’s review and decision.
We believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position, results of operations and cash flow. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Use of Proceeds
Our IPO was declared effective by the SEC on December 18, 2007. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $78.6 million. Through December 31, 2008, approximately $29.7 million of the proceeds from our IPO have been used to fund operations of our business and for general corporate purposes, including $22.4 million used for the repurchase of common shares. The remainder of the net proceeds from the IPO are invested in short-term investment grade securities, bank certificate of deposits, commercial paper and money market accounts. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 18, 2007 pursuant to Rule 424(b).
ITEM 5. OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through December 31, 2008, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through December 31, 2008
(in thousands, unaudited)
HIF lighting systems sold(1)	1,419
Total units sold (including HIF lighting systems)	1,825
Customer kilowatt demand reduction(2)	423
Customer kilowatt hours saved(2)(3)	6,683,363
Customer electricity costs saved(4)	$514,619
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	4,389
Square footage retrofitted(6)	725,679

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 1.68 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the reduction of 0.241 kilowatts of electricity consumption per six-lamp equivalent unit we install and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2007, which is the most current full year for which this information is available, was $0.091 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table. The calculation of indirect carbon dioxide emissions reductions reflects the most recent Environmental Protection Agency eGrid data.

(5)	Based on 1.825 million total units sold, which contain a total of approximately 9.1 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.
Executive Employment Agreement
On February 4, 2009, the Company entered into an Executive Employment and Severance Agreement (the “Employment Agreement”), the general content of which was previously disclosed by the Company in its Registration Statement on Form S-1 (Reg. No. 333-145569), with Patricia A. Verfuerth. The terms and conditions of the Employment Agreement are the same as the terms and conditions of the employment agreements that that Company entered into with executive officers in February 2008, as disclosed in the Company’s Current Report on Form 8-K dated February 15, 2008, except that (i) Ms. Verfuerth’s position will continue to be Vice President of Operations; (ii) her base salary for the Company’s fiscal year ending March 31, 2009 will continue to be her existing base salary of $175,000, subject to potential increase by the Board of Directors from time to time thereafter; (iii) her renewal period will be one year; and (iv) her severance multipliers will be one-half and one prior to and after, respectively, a “Change of Control” (as defined in the Employment Agreement).
The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.
ITEM 6. EXHIBITS
     (a) Exhibits
10.1	Executive Employment and Severance Agreement, dated February 4, 2009, by and between Orion Energy Systems, Inc. and Patricia A. Verfuerth.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2009.

ORION ENERGY SYSTEMS, INC. Registrant
By /s/ Scott R. Jensen

Scott R. Jensen
Chief Financial Officer

Exhibit Index to Form 10-Q for the Period Ended December 31, 2008
10.1	Executive Employment and Severance Agreement, dated February 4, 2009, by and between Orion Energy Systems, Inc. and Patricia A. Verfuerth.
31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.