Form 10-K
period 2009-03-31
ORION ENERGY SYSTEMS, INC.
filed 2009-06-15
CIK 1409375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33887
Orion Energy Systems, Inc.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1847269
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2210 Woodland Drive, Manitowoc, WI	54220
(Address of principal executive offices)	(Zip Code)

(920) 892-9340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, no par value	The NASDAQ Global Market
Common stock purchase rights	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $148,010,431.

At June 8, 2009, there were 21,693,361 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended March 31, 2009.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	further deterioration of market conditions;

•	dependence on customers’ capital budgets for sales of products and services;

•	our ability to compete in a highly competitive market and our ability to respond successfully to market competition;

•	increasing duration of customer sales cycles;

•	the market acceptance of our products and services, including the Orion Virtual Power Plant;

•	price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products;

•	loss of one or more key customers or suppliers, including key contacts at such customers;

•	a reduction in the price of electricity;

•	the cost to comply with, and the effects of, any current and future government regulations, laws and policies;

•	increased competition from government subsidies of alternative energy products and utility incentive programs;

•	our ability to effectively manage our anticipated growth; and

•	potential warranty claims.

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
FOR THE YEAR ENDED MARCH 31, 2009

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

Overview

We design, manufacture, market and implement energy management systems consisting primarily of high-performance, energy efficient lighting systems, controls and related services. Our energy management systems deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. The core of our energy management system is our high intensity fluorescent, or HIF, lighting system that we estimate cuts our customers’ lighting-related electricity costs by approximately 50%, while increasing their quantity of light by approximately 50% and improving lighting quality when replacing traditional high intensity discharge, or HID, fixtures. Our customers typically realize a two-to three-year payback period from electricity cost savings generated by our HIF lighting systems without considering utility incentives or government subsidies. We have sold and installed our HIF fixtures in over 4,500 facilities across North America, representing over 756 million square feet of commercial and industrial building space, including for 115 Fortune 500 companies, such as Coca-Cola Enterprises Inc., General Electric Co., Kraft Foods Inc., Newell Rubbermaid Inc., OfficeMax, Inc., and SYSCO Corp.

Our energy management system is comprised of: our HIF lighting system; our InteLite wireless lighting controls; our Apollo Solar Light Pipe, which collects and focuses renewable daylight and consumes no electricity; and integrated energy management services. We believe that the implementation of our complete energy management system enables our customers to further reduce electricity costs, while permanently reducing base and peak load demand from the electrical grid. From December 1, 2001 through March 31, 2009, we installed over 1,476,000 HIF lighting systems for our commercial and industrial customers. We are focused on leveraging this installed base to expand our customer relationships from single-site implementations of our HIF lighting systems to enterprise-wide roll-outs of our complete energy management system. We are also attempting to expand our customer base by executing our systematized, multi-step sales process to acquire new customer relationships. We generally have focused on selling retrofit projects whereby we replace inefficient HID, fluorescent or incandescent systems. We generate approximately 60% of our revenue through direct sales relationships with end users. We also continue to develop resellers and partner relationships that utilize our systematized sales process to increase overall market coverage and awareness in regional and local markets along with electrical contractors that provide installation services for these projects. Approximately, 40% of our revenues are generated from such indirect sales.

We estimate that the use of our HIF fixtures has resulted in cumulative electricity cost savings for our customers of approximately $578 million and has reduced base and peak load electricity demand by approximately 435 megawatts, or MW, through March 31, 2009. We estimate that this reduced electricity consumption has reduced associated indirect carbon dioxide emissions by approximately 4.9 million tons over the same period.

For a description of the assumptions behind our calculations of customer kilowatt demand reduction, customer kilowatt hours and electricity costs saved and reductions in indirect carbon dioxide emissions associated with our products used throughout this document, see the following table and notes.

Cumulative from
December 1, 2001
through March 31, 2009
(In thousands, unaudited)

HIF lighting systems sold(1)	1,477
Total units sold (including HIF lighting systems)	1,908
Customer kilowatt demand reduction(2)	435
Customer kilowatt hours saved(2)(3)	7,500,397
Customer electricity costs saved(4)	$577,531
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	4,985
Square footage retrofitted(6)	756,955

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 1.9 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2008, which is the most current full year for which this information is available, was $0.0982 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table.

(6)	Based on 1.9 million total units sold, which contain a total of approximately 9.5 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

Our Industry

As a company focused on providing energy management systems, our market opportunity is created by growing electricity capacity shortages, underinvestment in transmission and distribution, or T&D infrastructure, high electricity costs and the high financial and environmental costs associated with adding generation capacity and upgrading the T&D infrastructure. The United States electricity market is generally characterized by rising demand, increasing electricity costs and power reliability issues due to continued constraints on generation and T&D capacity. Electricity demand is expected to grow steadily over the coming decades and significant challenges exist in meeting this increase in demand, including the environmental concerns associated with generation assets using fossil fuels. These constraints are causing governments, utilities and businesses to focus on demand reduction initiatives, including energy efficiency and other demand-side management solutions.

Today’s Electricity Market

Growing Demand for Electricity.  Demand for electricity in the United States has grown steadily in recent years and is expected to grow significantly for the foreseeable future. According to the Energy Information Administration, or EIA, $387 billion was spent on electricity in 2008 in the United States, up from $220 billion in 1998, an increase of 76%. Additionally, the EIA identified that consumption was 3,914 billion kWh in 2007 and predicts it will increase by 36% to 5,323 billion kWh in 2030. As a result of this rapidly growing demand, the National Electric Reliability Council, or NERC, expects capacity margins to drop below minimum target levels in Texas, New England, the Mid-Atlantic, the Midwest and the Rocky Mountain area within the next two to three years. We believe that meeting this increasing domestic electricity demand will require either an increase in energy supply through capacity expansion, broader adoption of demand management programs, or a combination of these solutions.

Challenges to Capacity Expansion.  Based on the forecasted growth in electricity demand, the EIA estimates that the United States will require 292 gigawatts, or GW, of new generating capacity by 2030 (the equivalent of 584 power plants rated at an average of 500 MW each). According to data provided by the International Energy Agency, or IEA, we estimate that new generating capacity and associated T&D investment will cost at least $2.2 million per MW.

In addition to the high financial costs associated with adding power generation capacity, there are environmental concerns about the effects of emissions from additional power plants, especially coal-fired power plants. According to the IEA, global energy-related carbon dioxide emissions in 2030 are expected to exceed 2003 levels by 52%, with power generation expected to contribute to about half of this increase. Coal-fired plants, which generate significant emissions of carbon dioxide and other pollutants, are projected to account for only 18% of added capacity between 2007 and 2030; however, coal fired generation will still power 47% of the country’s electricity generation in 2030, according to the EIA. We believe that concerns over emissions may make it increasingly difficult for utilities to add coal-fired generating capacity. Clean coal energy initiatives are characterized by an uncertain legislative and regulatory framework and would involve substantial infrastructure cost to readily commercialize.

Although the EIA expects clean-burning natural gas-fired plants to account for 53% of total required domestic capacity additions, natural gas production has recently leveled off, which may make it difficult to fuel significant numbers of additional plants, and natural gas prices have approximately doubled in the last decade according to the EIA. Environmentally-friendly renewable energy alternatives, such as solar and wind, generally require subsidies and rebates to be cost competitive and do not provide continuous electricity generation. As a result, we do not believe that renewable energy sources will account for a meaningful percentage of overall electricity supply growth in the near term. We believe these challenges to expanding generating capacity will increase the need for energy efficiency initiatives to meet demand growth.

Underinvestment in Electricity Transmission and Distribution.  According to the Department of Energy, or DOE, the majority of United States transmission lines, transformers and circuit breakers — the backbone of the United States T&D system — is more than 25 years old. The underinvestment in T&D infrastructure has led to well-documented power reliability issues, such as the August 2003 blackout that affected a number of states in the northeastern United States. To upgrade and maintain the United States T&D system, the Electric Power Research Institute, or EPRI, estimates that the United States will need to invest over $110 billion, or $5.5 billion per year, by 2025. This underinvestment is projected to become more pronounced as electricity demand grows. According to NERC, electricity demand is expected to increase by 18% between 2006 and 2015, while transmission capacity is expected to increase by only 6%.

High Electricity Costs.  The price of one kWh of electricity (in nominal dollars, including the effects of inflation) has reached historic highs, according to the EIA’s Annual Review of Energy 2007. Rising electricity prices, coupled with increasing electricity consumption, are resulting in increasing electricity costs, particularly for businesses. Based on the most recent EIA electricity rate and consumption data available (January 2009), we estimate that commercial and industrial electricity expenditures rose 33.7% and 50.4%, respectively, from 1995 to 2008, and rose 7.9% and 9.6%, respectively, in comparing monthly expenditures in January 2008 and January 2009. As a result, we believe that electricity costs are an increasingly significant operating expense for businesses, particularly those with large commercial and industrial facilities.

Our Market Opportunity

We believe that energy efficiency measures represent permanent, cost-effective and environmentally-friendly alternatives to expanding electricity capacity in order to meet demand growth. The American Council for an Energy Efficient Economy, or ACEEE, in a 2004 study estimated that the United States can reduce up to 25% of its estimated electricity usage from 2000 to 2020, the equivalent of approximately $70 billion per year in energy savings, by deploying all currently available cost-effective energy efficiency products and technologies across commercial, industrial and residential market sectors. As a result, we believe governments, utilities and businesses are increasingly focused on demand reduction through energy efficiency and demand management programs. For example:

•	Thirty-eight states have, through legislation or regulation, ordered utilities to design and fund programs that promote or deliver energy efficiency. In addition, Michigan, Pennsylvania, Virginia, North Carolina, South Carolina and Tennessee are all in the process of developing and implementing programs for launch in 2009 or 2010.

•	According to the Federal Energy Regulatory Commission, or FERC, 18 states have implemented, or are in the process of implementing Energy Efficiency Resource Standards, or EERS, or have an energy efficiency component to the Renewable Portfolio Standard, or RPS, which generally require utilities to allocate funds to energy efficiency programs to meet near-term savings targets set by state governments or regulatory authorities.

•	In recent years, there has also been an increasing focus on “decoupling,” a regulatory initiative designed to break the linkage between utility kWh sales and revenues, in order to remove the disincentives for utilities to promote load reducing initiatives. Decoupling aims to encourage utilities to actively promote energy efficiency by allowing utilities to generate revenues and returns on investment from employing energy management solutions. As of December 31, 2008, 21 states had adopted or are adopting some form of decoupling for electric utilities.

One method utilities use to reduce demand is the implementation of demand response programs. Demand response is a method of reducing electricity usage during periods of peak demand in order to promote grid stability, either by temporarily curtailing end use or by shifting generation to backup sources, typically at customer facilities. While demand response is an effective tool for addressing peak demand, these programs are called upon to reduce consumption typically for only up to 200 hours per year, based on demand conditions, and require end users to compromise their consumption patterns, for example by reducing lighting or air conditioning.

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

The Role of Lighting

According to 2008 data from the DOE, lighting is forecasted to account for 19% of electric power consumption in the United States in 2010, with commercial and industrial lighting accounting for 69% of that amount. Based on the DOE’s information, we estimate that approximately $52.3 billion was spent on electricity for lighting in the

United States commercial and industrial sectors in 2008. Commercial and industrial facilities in the United States employ a variety of lighting technologies, including HID, traditional fluorescents, LED and incandescent lighting fixtures. Our HIF lighting systems typically replace HID fixtures, which operate inefficiently and, according to EPRI, only convert approximately 36% of the energy they consume into visible light. The EIA estimates that as of 2003 there were 455,000 buildings in the United States representing 20.6 billion square feet that utilized HID lighting.

Our Solution

50/50 Value Proposition.  We estimate our HIF lighting systems generally reduce lighting-related electricity costs by approximately 50% compared to HID fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality. From December 1, 2001 through March 31, 2009, we believe that the use of our HIF fixtures has saved our customers $578 million in electricity costs and reduced their energy consumption by 7.5 billion kWh.

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

Rapid Payback Period.  In most retrofit projects where we replace HID fixtures, our customers typically realize a two- to three-year payback period on our HIF lighting systems. These returns are achieved without considering utility incentives or government subsidies (although subsidies and incentives are increasingly being made available to our customers and us in connection with the installation of our systems and further shorten payback periods).

Comprehensive Energy Management System.  Our comprehensive energy management system enables us to reduce our customers’ base and peak load electricity consumption. By replacing existing HID fixtures with our HIF lighting systems, our customers permanently reduce base load electricity consumption while significantly increasing their quantity and quality of light. We can also add intelligence to the customer’s lighting system through the implementation of our InteLite wireless controls. This gives our customers the ability to control and adjust lighting and energy use levels for additional cost savings. Finally, we offer a further reduction in electricity consumption through the installation and integration of our Apollo Solar Light Pipe, which is a lens-based device that collects and focuses renewable daylight without consuming electricity. By integrating our Apollo Solar Light Pipe and HIF lighting system with the intelligence of our InteLite product line, the output and electricity consumption of our HIF lighting systems can be automatically adjusted based on the level of natural light being provided by our Apollo Light Pipe and, in certain circumstances, our customers can illuminate their facilities “off the grid” during peak hours of the day.

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

Base and Peak Load Relief for Utilities.  The implementation of our energy management systems can substantially reduce our customers’ electricity demand during peak and off-peak periods. Since commercial and industrial lighting represents approximately 14% of total energy usage in the United States, our systems can substantially reduce the need for additional base and peak load generation and distribution capacity, while reducing the impact of peak demand periods on the electrical grid. We estimate that the HIF fixtures we have installed from December 1, 2001 through March 31, 2009 have had the effect of reducing base and peak load demand by approximately 435 MW.

Environmental Benefits.  By permanently reducing electricity consumption, our energy management systems reduce associated indirect carbon dioxide emissions that would otherwise have resulted from generation of this energy. We estimate that one of our HIF lighting systems, when replacing a standard HID fixture, displaces 0.241 kW of electricity, which, based on information provided by the EPA, reduces a customer’s indirect carbon dioxide emissions by approximately 1.8 tons per year. Based on these figures, we estimate that the use of our HIF fixtures has reduced indirect carbon dioxide emissions by over 4.9 million tons through March 31, 2009.

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

Large and Growing Customer Base.  We have developed a large and growing national customer base, and have installed our products in over 4,580 commercial and industrial facilities across North America. As of March 31, 2009, we have completed or are in the process of completing retrofits in over 1,000 facilities for our 115 Fortune 500 customers. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers.

Systematized Sales Process.  We have invested substantial resources in the development of our innovative sales process. We primarily sell directly to our end user customers using a systematized multi-step sales process that focuses on our value proposition and provides our sales force with specific, identified tasks that govern their interactions with our customers from the point of lead generation through delivery of our products and services. Management of this process seeks to continually improve salesforce effectiveness while simultaneously improving salesforce efficiency. We also train select partners and resellers to follow our systemized sales process, thereby extending our sales reach while making their businesses more effective.

Innovative Technology.  We have developed a portfolio of 19 United States patents primarily covering various elements of our HIF fixtures. We believe these innovations allow our HIF fixtures to produce more light output per unit of input energy compared to competitive HIF product offerings. We also have 16 patents pending that primarily cover various elements of our InteLite wireless controls and our Apollo Solar Light Pipe and certain business methods. To complement our innovative energy management products, we have introduced integrated energy management services to provide our customers with a turnkey solution either at a single facility or across North American facility footprints. We believe that our demonstrated ability to innovate provides us with significant competitive advantages. We believe that our HIF solutions offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID, traditional fluorescent and light emitting diode, or LED, light sources.

Strong, Experienced Leadership Team.  We have a strong and experienced senior management team led by our president and chief executive officer, Neal R. Verfuerth, who was the principal founder of our company in 1996 and invented many of the products that form our energy management system. Our senior executive management team of eight individuals has a combined 58 years of experience with our company and a combined 95 years of experience in the lighting and energy management industries.

Innovative Financing Solutions.  We have developed a patent-pending financing program called the Orion Virtual Power Plant, or OVPP. Our OVPP is structured similarly to a supply contract under which we commit to deliver a set amount of energy savings to the customer at a fixed monthly rate. Our OVPP program allows customers to deploy our energy management systems without having to make upfront investments or capital outlays. After the pre-determined amount of energy savings are delivered, our customers assume full ownership of the energy management system and benefit from the entire amount of energy savings over the remaining useful life of the technology. We believe the OVPP allows our salespeople to capture opportunities that otherwise may not have occurred due to capital constraints. Revenue is recognized on a monthly basis over the life of the contract, typically 60 months, upon successful installation of the system and customer acknowledgement that the product is operating as specified. Additionally, we may choose to sell the payment streams to third party finance companies, in which case, the revenue would be recognized at the net present value of the total future payments from the finance company upon completion of the project.

Efficient, Scalable Manufacturing Process.  We have made significant investments in our manufacturing facility since fiscal 2005, including investments in production efficiencies, automated processes and modern production equipment. These investments have substantially increased our production capacity, which we believe will enable us to support substantially increased demand from our current level. In addition, these investments, combined with our modular product design and use of standard components, enable us to reduce our cost of revenue, while better controlling production quality, and allow us to be responsive to customer needs on a timely basis. We generally are able to deliver standard products within several weeks of receipt of order which leads to greater energy savings to customers through shorter implementation time frames. We believe the sales to implementation cycles for our competitors are substantially longer.

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

Target Additional Customers.  We are expanding our base of commercial and industrial customers by executing our systematized sales process with our direct sales force and through our existing resellers and partners. In addition, we are selectively hiring direct salespeople as well as continuing to execute on a sales and marketing program designed to develop new relationships with partners, resellers and their respective customers.

We generally seek to focus our direct sales efforts in geographic locations where we already have existing customer sites that can serve as references. We generally seek to recruit resellers and partners in those geographic locations where we wish to achieve better market coverage.

Provide Load Relief to Utilities and Grid Operators.  Because commercial and industrial lighting represents a significant percentage of overall electricity usage, we believe that as we increase our market penetration, our systems will, in the aggregate, have a significant impact on permanently reducing base and peak load electricity demand. We estimate our HIF lighting systems can generally eliminate demand at a cost of approximately $1.0 million per MW when used in replacement of typical HID fixtures, as compared to the IEA’s estimate of approximately $2.2 million per MW of capacity for new generation and T&D assets. We intend to market our energy management systems directly to utilities and grid operators as a lower-cost, permanent and distributed alternative to capacity expansion. We believe that utilities and grid operators may increasingly view our systems as a way to help them meet their requirements to provide reliable electric power to their customers in a cost-effective and environmentally-friendly manner. In addition, we believe that potential regulatory decoupling initiatives could increase the amount of incentives that utilities and grid operators will be willing to pay us or our customers for the installation of our systems.

Continue to Improve Operational Efficiencies.  We are focused on continually improving the efficiency of our operations to increase the profitability of our business. In our manufacturing operations, we pursue opportunities to reduce our materials, component and manufacturing costs through product engineering, manufacturing process improvements, research and development on alternative materials and components, volume purchasing and investments in manufacturing equipment and automation. We also seek to reduce our installation costs by training our authorized installers to perform retrofits more efficiently and cost effectively. We have also undertaken initiatives to achieve operating expense efficiencies by more effectively executing our systematized multi-step sales process and focusing on geographically-concentrated sales efforts. We believe that realizing these efficiencies will enhance our profitability and allow us to continue to deliver our compelling value proposition.

Develop New Sources of Revenue.  We recently introduced our InteLite wireless controls, Apollo Solar Light Pipe and outdoor lighting products to complement our core HIF lighting systems. We are continuing to develop new energy management products and services that can be utilized in connection with our current products, including intelligent HVAC integration controls, direct solar solutions, comprehensive lighting management software and controls and additional consulting services. We are also exploring opportunities to monetize emissions offsets based on our customers’ electricity savings from implementation of our energy management systems.

Products and Services

We provide a variety of products and services that together comprise our energy management system. The core of our energy management system is our HIF lighting platform, which we primarily sell under the Compact Modular brand name. We offer our customers the option to build on our core HIF lighting platform by adding our InteLite wireless controls and Apollo Solar Light Pipe. Together with these products, we offer our customers a variety of integrated energy management services such as system design, project management and installation. We refer to the combination of these products and services as our energy management system.

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

The Compact Modular product line also includes our modular power pack, which enables us to customize our customers’ lighting systems to help achieve their specified lighting and energy savings goals. Our modular power pack integrates easily into a wide variety of electrical configurations at our customers’ facilities, allowing for faster and less expensive installation compared to lighting systems that require customized electrical connections. In addition, our HIF lighting systems are lightweight and, we believe, easy to handle, which further reduces installation and maintenance costs and helps to build brand loyalty with electrical contractors and installers.

InteLite Wireless Controls.  Our InteLite wireless control products allow customers to remotely communicate with and give commands to individual light fixtures and other peripheral devices through web-based software, and allow the customer to configure and easily change the control parameters of each fixture based on a number of inputs and conditions, including motion and ambient light levels. Our InteLite products can be added to our HIF lighting systems at or after installation on a “plug and play” basis by coupling the wireless transceivers directly to the modular power pack. Because of their modular design, our InteLite wireless products can be added to our energy management system easily and at lower cost when compared to lighting systems that require similar controls to be included at original installation or retrofitted.

Apollo Solar Light Pipe.  Our Apollo Solar Light Pipe is a lens-based device that collects and focuses renewable daylight, bringing natural light indoors without consuming electricity. Our Apollo Solar Light Pipe is designed and manufactured to maximize light collection during times of low sun angles, such as those that occur during early morning and late afternoon. The Apollo Solar Light Pipe produces maximum lighting “power” in peak summer months and during peak daylight hours, when electricity is most expensive. By integrating our Apollo Solar Light Pipe with our HIF lighting systems and InteLite wireless controls, the output and associated electricity consumption of our HIF lighting systems can be automatically adjusted based on the level of natural light being provided by our Apollo Solar Light Pipe to offer further energy savings for our customers. In certain circumstances, our customers can illuminate their facilities “off the grid” during peak hours of the day through the use of our integrated energy management system.

Other Products.  We also offer our customers a variety of other HIF fixtures to address their lighting and energy management needs, including fixtures designed for agribusinesses, parking lots, roadways, outdoor applications and private label resale.

The installation of our products generally requires the services of qualified and licensed professionals trained to deal with electrical components and systems.

Services

We provide, and derive revenue from, a range of fee-based lighting-related energy management services to our customers, including:

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

We are also expanding our offering of other energy management services that we believe will represent additional sources of revenue for us in the future. Those services primarily include review and management of electricity bills, as well as management and control of power quality and remote monitoring and control of our installed systems. We are also beginning to sell and distribute replacement lamps and fixture components into the after-market.

Our Customers

We primarily target commercial and industrial end users who have warehousing and manufacturing facilities. As of March 31, 2009, we have installed our products in 4,581 commercial and industrial facilities across North America, including for 115 Fortune 500 companies. We have completed or are in the process of completing installations at over 1,000 facilities for these Fortune 500 customers. Our diversified customer base includes:

American Standard International Inc.	Ecolab, Inc.	OfficeMax, Inc.	SYSCO Corp.
Anheuser-Busch Co.	Gap, Inc.	Pepsi Americas Inc.	Textron, Inc.
Avery Dennison Corporation	General Electric Co.	Sealed Air Corp.	Toyota Motor Corp.
Big Lots Inc.	Kraft Foods Inc.	Sherwin-Williams Co.	United Stationers Inc.
Coca-Cola Enterprises Inc.	Miller Coors		U.S. Foodservice
Newell Rubbermaid Inc.

For fiscal 2009 and fiscal 2007, no single customer accounted for 10% or more of our total revenue. For fiscal 2008, Coca-Cola Enterprises Inc. accounted for approximately 17.3% of our total revenue.

Sales and Marketing

We primarily sell our products directly to commercial and industrial customers using a systematized multi-step process that focuses on our value proposition and provides our sales force with specific, identified tasks that govern their interactions with our customers from the point of lead generation through delivery of our products and services. Given current market conditions, we have completed the majority of investment in expanding our sales force; however, we may make selective investments to expand our sales force in fiscal 2010 as market conditions improve.

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

We are continuing to implement a joint marketing initiative with electrical contractors designed to generate additional sales. We believe these relationships will allow us to increase penetration into the lighting retrofit market because electrical contractors often have significant influence over their customers’ lighting product selections.

We have historically focused our marketing efforts on traditional direct advertising, as well as developing brand awareness through customer education and active participation in trade shows and energy management seminars. In fiscal 2010, we will continue to selectively invest in advertising and marketing campaigns to increase the visibility of our brand name and raise awareness of our value proposition. These efforts may include participating in national, regional and local trade organizations, exhibiting at trade shows, executing targeted direct mail campaigns, advertising in select publications, public relations campaigns and other lead generation and brand building initiatives. We are also actively training contractors and partners on how to effectively represent our product offering and have designed an intensive classroom training program, Orion University, to complement the energy management workshops we conduct in the field.

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

LED technology is emerging and gaining acceptance for certain types of lighting applications; however, we believe the performance characteristics and relatively high cost do not make LEDs a cost-effective alternative to HIF for general illumination applications in the commercial and industrial markets. We are continuing to research this technology and may introduce LED based products if the technology’s performance characteristics improve and its costs decrease.

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

Intellectual Property

We have been issued 19 United States patents, and have applied for 16 additional United States patents. The patented and patent pending technologies include the following:

•	Portions of our core HIF lighting technology (including our optically efficient reflector and some of our thermally efficient fixture I-frame constructions) are patented with additional patents pending.

•	Our ballast assembly method is patent pending.

•	Our light pipe technology and its manufacturing methods are patented with additional patents pending.

•	Our wireless lighting control system is patent pending.

•	The technology and methodology of our OVPP financing program is patent pending.

Our 19 United States patents have expiration dates ranging from 2015 to 2024, with more than half of these patents having expiration dates of 2021 or later.

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

Research and Development

Our research and development efforts are centered on developing new products and technologies, enhancing existing products, and improving operational and manufacturing efficiencies. The products, technologies and services we are developing are focused on increasing end user energy efficiency. We are also developing lighting products based on LED technology, intelligent HVAC integration controls, direct solar solutions and comprehensive lighting management software. Our research and development expenditures were $1.1 million, $1.8 million and $1.9 million for fiscal years 2007, 2008 and 2009.

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

Our Corporate and Other Available Information

We were incorporated as a Wisconsin Corporation in April 1996 and have our corporate headquarters at 2210 Woodland Drive, Manitowoc, Wisconsin 54220. Our Internet website address is www.oriones.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC.

Employees

As of March 31, 2009, we had 251 full-time and part-time employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We consider our relations with our employees to be good.

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

Financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations, inflation, reduced consumer spending, and fluctuations in foreign currency exchange rates. While currently these conditions have not impaired our ability to finance our operations, coupled with continued recessionary type economic conditions, such conditions have adversely affected our customers’ capital budgets, purchasing decisions and facilities managers and, therefore, have adversely affected our results of operations. Our business and results of operations will continue to be adversely affected to the extent these adverse financial market and general economic conditions continue to adversely affect our customers’ purchasing decisions.

Adverse market conditions have led to increasing duration of customer sales cycles, limitations on customer capital budgets, closure of facilities and the loss of key contacts due to workforce reductions at existing and prospective customers.

The volatility and uncertainty in the financial and credit markets has led many customers to adopt strategies for conserving cash, including limits on capital spending and expense reductions. Our HIF lighting systems are typically purchased as capital assets and therefore are subject to capital availability. Uncertainty around such availability has led customers to delay purchase decisions, which has elongated the duration of our sales cycles. Along with limiting capital spending, some customers are reducing expenses by closing facilities and reducing workforces. As a result, facilities that are considering our HIF lighting systems have closed or may close. Due to downsizings, key contacts and decision-makers at customers have lost or may lose their jobs, which requires us to re-initiate the sales cycle with personnel, further elongating the sales cycle. We have experienced, and may in the future experience, variability in our operating results, on both an annual and a quarterly basis, as a result of these factors.

The acceptance of our Orion Virtual Power Plant product could expose us to additional customer credit risk and impact our financial results.

Our recently introduced financing program, the Orion Virtual Power Plant, or OVPP, is an installment based payment plan for our customers in contrast to our traditional cash terms. This new program may subject us to additional credit risk as we do not have a long history or experience related to longer term credit decision making. Poor credit decisions or customer defaults could result in increases to our allowances for doubtful accounts and/or write-offs of accounts receivable and could have material adverse effects on our results of operations and financial condition. We do retain the option to sell completed projects into the secondary market and recognize substantially all of the project revenue at the time of sale. We also may choose not to sell completed OVPP programs to third parties, which would have the impact of decreasing our near-term revenue and creating variability in our operating results both on a quarterly and annual basis.

We have a limited operating history, have previously incurred net losses, and only recently achieved profitability that we may not be able to sustain.

We began operating in April 1996 and first achieved a full fiscal year of profitability in fiscal 2003. However, we incurred net losses attributable to common shareholders of $2.3 million and $1.6 million in fiscal 2005 and 2006, respectively, before achieving net income attributable to common shareholders of $0.4 million in fiscal 2007, $3.4 million in fiscal 2008 and $0.5 million in fiscal 2009. As a result of our limited operating history, we have limited financial data that can be used to evaluate our business, strategies, performance, prospects, revenue or profitability potential or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies at our stage of development and in our market.

Initially, our net losses were principally driven by start-up costs, the costs of developing our technology and research and development costs. More recently, our net losses were principally driven by increased sales and marketing and general and administrative expenses, as well as inefficiencies due to excess manufacturing capacity in fiscal 2005 and 2006. We expect to incur increased general and administrative, sales and marketing, and research and development expenses in the near term resulting from our occupation of our new corporate technology center, recent headcount additions in our sales force and the continued investment in developing new products and product enhancements. These increased operating costs may cause us to recognize reduced net income or incur net losses, and there can be no assurance that we will be able to increase our revenue, sustain our revenue growth rate, expand our customer base or remain profitable. Furthermore, increased cost of revenue, warranty claims, stock-based compensation costs or interest expense on our outstanding debt and on any debt that we incur in the future could contribute to reduced net income or net losses. As a result, we may incur reduced net income or net losses in the future.

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

We depend on certain key suppliers for the raw materials and key components that we require for our current products, including sheet, coiled and specialty reflective aluminum, power supplies, ballasts and lamps. In particular, we buy most of our specialty reflective aluminum from a single supplier and we also purchase most of our ballast and lamp components from a single supplier. Purchases of components from our current primary ballast and lamp supplier constituted 28% and 19% of our total cost of revenue in fiscal 2008 and fiscal 2009, respectively. If these components become unavailable, or our relationships with suppliers become strained, particularly as relates to our primary suppliers, our results of operations and financial condition could be materially adversely affected.

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

We do not have long-term contracts with our customers, and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 46% and 36%, respectively, of our total revenue for the fiscal years ended March 31, 2008 and 2009. No single customer accounted for more than 9% of our revenue in any fiscal years prior to fiscal 2008. Coca-Cola Enterprises Inc. accounted for approximately 17% of our total revenue for the fiscal year ended March 31, 2008. In fiscal 2009, our top customer accounted for less than 7% of our total revenues. We expect large retrofit and roll-out projects to become a greater component of our total revenue in the near term. As a result, we may experience more customer concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant customers could have a material adverse effect on our results of operations in any given future period.

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

In February and March 2008, purported class action lawsuits were filed against us, certain of our executive officers, all members of our then existing Board of Directors and certain underwriters from our December 2007 initial public offering of our common stock by investors alleging violations of the Securities Act of 1933. We and the other director and officer defendants along with the underwriter defendants have filed motions to dismiss the consolidated complaint, which have been fully briefed. While we believe we have substantial legal and factual defenses to each of the claims in the lawsuit and we will vigorously defend the lawsuit, the outcome of litigation is difficult to predict and quantify, and the defense against such claims or actions can be costly. In addition to decreasing sales and profitability, diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment significantly in excess of our insurance coverage for any claims or a judgment which is not covered by insurance could materially and adversely affect our financial condition, results of operations and cash flows. Additionally, publicity about these claims may harm our reputation or prospects and adversely affect our results.

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

Many states have adopted a variety of government subsidies and utility incentives to allow renewable energy sources, such as biofuels, wind and solar energy, to compete with currently less expensive conventional sources of energy, such as fossil fuels. We may face additional competition from providers of renewable energy sources if government subsidies and utility incentives for those sources of energy increase or if such sources of energy are mandated. Additionally, the availability of subsidies and other incentives from utilities or government agencies to install alternative renewable energy sources may negatively impact our customers’ desire to purchase our products and services, or may be utilized by our existing or new competitors to develop a competing business model or products or services that may be potentially more attractive to customers than ours, any of which could have a material adverse effect on our results of operations or financial condition.

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

We expect our quarterly revenue and operating results to fluctuate. If we fail to meet the expectations of market analysts or investors, the market price of our common stock could decline substantially, and we could become subject to additional securities litigation.

Our quarterly revenue and operating results have fluctuated in the past and will likely vary from quarter to quarter in the future. You should not rely upon the results of one quarter as an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our common stock to decline substantially. If the price of our common stock is volatile or falls significantly below our current price, we may be the target of additional securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could adversely affect our business, results of operations or financial condition.

Our ability to use our net operating loss carryforwards will be subject to limitation.

As of March 31, 2009, we had aggregate federal net operating loss carryforwards of $4.9 million and state net operating loss carryforwards of approximately $4.8 million. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us. In fiscal 2008, utilization of our net operating loss carryforwards was limited to $3.0 million. For the fiscal year ending March 31, 2009, utilization of our net operating loss carryforwards was not limited.

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

The market price of our common stock could be adversely affected by future sales of our common stock in the public market by our executive officers and directors.

Our executive officers and directors may from time to time sell shares of our common stock in the public market or otherwise. We cannot predict the size or the effect, if any, that future sales of shares of our common stock by our executive officers and directors, or the perception of such sales, would have on the market price of our common stock.

Anti-takeover provisions included in the Wisconsin Business Corporation Law, provisions in our amended and restated articles of incorporation or bylaws and the common share purchase rights that accompany shares of our common stock could delay or prevent a change of control of our company, which could adversely impact the value of our common stock and may prevent or frustrate attempts by our shareholders to replace or remove our current board of directors or management.

A change of control of our company may be discouraged, delayed or prevented by certain provisions of the Wisconsin Business Corporation Law. These provisions generally restrict a broad range of business combinations between a Wisconsin corporation and a shareholder owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated articles of incorporation, including our staggered board of directors and our ability to issue “blank check” preferred stock, as well as the provisions of our amended and restated bylaws and Wisconsin law, could make it more difficult for shareholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including to delay or impede a merger, tender offer or proxy contest involving our company.

Each currently outstanding share of our common stock includes, and each newly issued share of our common stock will include, a common share purchase right. The rights are attached to and trade with the shares of common stock and generally are not exercisable. The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 20% or more of our outstanding common stock. The rights have some anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution. The rights could have the effect of delaying, deferring or preventing a change of control.

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

We may fail to comply with the financial and operating covenants in our credit agreement, which could result in our being unable to borrow under the agreement and other negative consequences.

The credit agreement that we and one of our subsidiaries entered into with Wells Fargo Bank, National Association, contains certain financial covenants including minimum net income requirements and requirements that we maintain net worth and fixed charge coverage ratios at prescribed levels. The credit agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge assets. The credit agreement also contains other customary covenants. As of March 31, 2009, we had no borrowings outstanding under the credit agreement.

There can be no assurance that we will be able to comply with the financial and other covenants in the credit agreement. Our failure to comply with these covenants could cause us to be unable to borrow under the agreement and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under the agreement, which would require us to pay all amounts outstanding. Due to our cash and cash equivalent position and the fact that we have no borrowings currently outstanding, we do not currently anticipate that our failure to comply with the covenants under the credit agreement would have a significant impact on our ability to meet our financial obligations in the near term. Our failure to comply with such covenants, however, would be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our approximately 266,000 square foot manufacturing and distribution facility in Manitowoc, Wisconsin. We own our newly constructed approximately 65,000 square foot technology center and corporate headquarters adjacent to our Manitowoc manufacturing and distribution facility. We own our approximately 23,000 square foot sales and operations support facility in Plymouth, Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of our business. In addition to ordinary-course litigation, we are a party to the litigation described below.

In February and March 2008, purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers, all members of our then existing board of directors, and certain underwriters from our December 2007 initial public offering. The plaintiffs claim to represent certain persons who purchased shares of our common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in the registration statement and prospectus. The claims allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.

On August 1, 2008, the court-appointed lead plaintiff filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On September 15, 2008, we and the other director and officer defendants filed a brief in support of the motion to dismiss the consolidated complaint. On November 13, 2008, the lead plaintiff filed a brief in opposition to the motion to dismiss. On December 15, 2008, we and the other director and officer defendants filed a reply brief in support of their motion to dismiss. In addition, the underwriter defendants and the lead plaintiff filed a set of briefs in January and March, 2009 in connection with the underwriter defendants’ motion to dismiss. Having been fully briefed, the respective motions to dismiss are awaiting the court’s review and decision.

We believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position, results of operations and cash flows. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage or a judgment which is not covered by insurance could materially and adversely affect our financial condition, results of operations and cash flows. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of our Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “OESX” since December 19, 2007. Prior to this time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on The NASDAQ Global Market since our IPO for the periods indicated.

	High	Low

Fiscal 2008
Third Quarter (beginning December 19, 2007)	$22.46	$16.86
Fourth Quarter	$20.51	$6.56
Fiscal 2009
First Quarter	$13.35	$9.01
Second Quarter	$10.25	$4.48
Third Quarter	$5.94	$2.76
Fourth Quarter	$5.67	$2.94

Shareholders

The closing sales price of our common stock on The NASDAQ Global Market as of June 8, 2009 was $3.45. As of June 8, 2009 there were approximately 306 record holders of the 21,693,361 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Use of Proceeds from our Public Offering

We registered shares of our common stock in connection with our IPO under the Securities Act of 1933, as amended. The Registration Statement on Form S-1 (Reg. No. 333-145569) filed in connection with our IPO was declared effective by the Securities and Exchange Commission on December 18, 2007. The IPO commenced on December 18, 2007 and did not terminate before any securities were sold. As of the date of this filing, the IPO has terminated. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 6,849,092 shares of our common stock were registered and sold in the IPO by us and an additional 1,997,062 shares of common stock were registered and sold by the selling shareholders named in the Registration Statement. All shares were sold at a price to the public of $13.00 per share.

The underwriters for our IPO were Thomas Weisel Partners LLC, which acted as the sole book-running manager, and Canaccord Adams Inc. and Pacific Growth Equities, LLC, which acted as co-managers. We paid the underwriters a commission of $6.2 million and incurred additional offering expenses of approximately $4.2 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $78.6 million.

No payments for such expenses were paid directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We invested the net proceeds from our IPO in short-term investment grade securities, bank certificates of deposits, commercial paper and money market accounts. Through March 31, 2009, approximately $6.6 million of the net proceeds from the IPO were used for working capital, capital expenditures and general corporate purposes, along with $29.3 million used to repurchase shares of our common stock into treasury. As of the date of this filing, we have not entered into any purchase agreements, understandings or commitments with respect to any acquisitions. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on December 18, 2007 pursuant to Rule 424(b).

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under the 2003 Stock Option Plan and the 2004 Equity Incentive Plan as of March 31, 2009.

Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future
	Issued upon	Weighted-Average	Issuances under the
	Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity Compensation plans approved by security holders(1)	3,680,945	$3.40	1,070,954

(1)	Approved before our initial public offering.

Issuer Purchase of Equity Securities

The table below summarizes our repurchases of our common stock during the three-month period ended March 31, 2009.

			Total Number	Maximum Dollar
			of Shares	Amount that
			Purchased as Part	may yet be
		Average	of Publicly	Purchased under
	Total Number of	Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	per Share	or Programs(1)	Programs

January 1 — January 31, 2009	—	$—	—	$7,084,000
February 1 — February 28, 2009	1,711,876	$4.03	1,711,876	$185,000
March 1 — March 31, 2009	—	$—	—	$185,000

(1)	In July 2008, our Board of Directors authorized a stock repurchase plan providing for the repurchase of up to $20 million of shares of our outstanding common stock and, in December 2008, our Board of Directors authorized the repurchase of up to an additional $10 million of our outstanding common stock. The plan had no expiration date, but as of March 31, 2009, we had committed to repurchase approximately the maximum dollars permitted under the plan.

Unregistered Sales of Securities

During the year ended March 31, 2009, we issued 90,284 shares of common stock in connection with the exercise of outstanding warrants at a weighted average exercise price of $2.32 per share. These warrant exercises resulted in aggregate proceeds to us of approximately $209,460. These issuances of common stock were not registered under the Securities Act of 1933, as amended, and were exempt from such registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Stock Price Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 19, 2007, the date we priced our stock pursuant to our initial public offering, through March 31, 2009, for (1) our common stock, (2) the Russell 2000 Index and (3) The NASDAQ Clean Edge Green Energy Index. For the year ended March 31, 2008 we had previously used the NASDAQ Clean Edge U.S. Index in our stock price performance graph. In May 2008, NASDAQ closed the Clean Edge U.S. Index. In December 2008, The NASDAQ Clean Edge Green Energy Index changed its name having been known as the NASDAQ Clean Edge U.S. Liquid Series Index. Returns are based upon historical amounts and are not intended to suggest future performance. Data for the Russell 2000 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	December 19,	March 31,	March 31,
	2007	2008	2009
Orion Energy Systems, Inc.	$100	$73	$34
Russell 2000 Index	$100	$91	$57
NASDAQ Clean Edge Green Energy Index	$100	$78	$36

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended March 31, 2007, 2008 and 2009 and the consolidated balance sheet data as of March 31, 2008 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated statements of operations for the years ended March 31, 2005 and 2006 and the consolidated balance sheet data as of March 31, 2005, 2006 and 2007 have been derived from our audited consolidated financial statements which are not included in this Form 10-K. The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share amounts)

Consolidated statements of operations data:
Product revenue	$19,628	$29,993	$40,201	$65,359	$63,008
Service revenue	2,155	3,287	7,982	15,328	9,626

Total revenue	21,783	33,280	48,183	80,687	72,634
Cost of product revenue(1)	12,099	20,225	26,511	42,127	42,235
Cost of service revenue	1,944	2,299	5,976	10,335	6,801

Total cost of revenue	14,043	22,524	32,487	52,462	49,036

Gross profit	7,740	10,756	15,696	28,225	23,598
General and administrative expenses(1)	3,461	4,875	6,162	10,200	10,451
Sales and marketing expenses(1)	5,416	5,991	6,459	8,832	11,261
Research and development expenses(1)	213	1,171	1,078	1,832	1,942

Income (loss) from operations	(1,350)	(1,281)	1,997	7,361	(56)
Interest expense	570	1,051	1,044	1,390	167
Dividend and interest income	3	5	201	1,189	1,661

Income (loss) before income tax and cumulative effect of change in accounting principle	(1,917)	(2,327)	1,154	7,160	1,438
Income tax expense (benefit)	(702)	(762)	225	2,750	927

Income (loss) before cumulative change in accounting principle	(1,215)	(1,565)	929	4,410	511
Cumulative effect of change in accounting principle, net	(57)	—	—	—	—

Net income (loss)	(1,272)	(1,565)	929	4,410	511
Accretion of redeemable preferred stock and preferred stock dividends(2)	(104)	(3)	(201)	(225)	—
Conversion of preferred stock(3)	(972)	—	(83)	—	—
Participation rights of preferred stock in undistributed earnings(4)	—	—	(205)	(775)	—

Net income (loss) attributable to common shareholders	$(2,348)	$(1,568)	$440	$3,410	$511

Net income (loss) per share attributable to common shareholders:
Basic	$(0.36)	$(0.18)	$0.05	$0.22	$0.02
Diluted	$(0.36)	$(0.18)	$0.05	$0.19	$0.02
Weighted-average shares outstanding:
Basic	6,470	8,524	9,080	15,548	25,352
Diluted	6,470	8,524	16,433	23,454	27,445

	As of March 31,
	2005	2006	2007	2008	2009
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$493	$1,089	$285	$78,312	$36,163
Short-term investments	—	—	—	2,404	6,490
Total assets	21,397	24,738	33,583	130,702	103,722
Long-term debt, less current maturities	7,921	10,492	10,603	4,473	3,647
Temporary equity (Series C convertible redeemable preferred stock)	—	—	4,953	—	—
Series A convertible preferred stock	116	116	—	—	—
Series B convertible preferred stock	4,167	5,591	5,959	—	—
Shareholder notes receivable	(246)	(398)	(2,128)	—	—
Shareholders’ equity	$5,699	$6,622	$9,355	$113,190	$88,695

(1)	Includes stock-based compensation expense recognized under SFAS 123(R) as follows:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)

Cost of product revenue	$24	$122	$269
General and administrative expenses	154	852	676
Sales and marketing expenses	153	375	587
Research and development expenses	32	42	45

Total stock-based compensation expense	$363	$1,391	$1,577

(2)	For fiscal 2007 and 2008, represents the impact attributable to the accretion of accumulated dividends on our Series C preferred stock, plus accumulated dividends on our Series A preferred stock prior to its conversion into common stock on March 31, 2007. The Series C preferred converted automatically into common stock on a one-for-one basis upon the closing of our IPO and our obligation to pay accumulated dividends was extinguished. For fiscal 2005 and 2006, represents accumulated dividends on our Series A preferred stock prior to its conversion into common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Expense Components — Accretion of Preferred Stock and Preferred Stock Dividends.”

(3)	Represents the estimated fair market value of the premium paid to holders of Series A preferred stock upon induced conversion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Expense Components — Conversion of Preferred Stock.”

(4)	Represents undistributed earnings allocated to participating preferred shareholders as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Expense Components — Participation Rights of Preferred Stock in Undistributed Earnings.” All of our preferred stock converted automatically into common stock on a one-for-one basis upon the closing of our IPO, thereby ending our requirement to allocate any undistributed earnings to our preferred shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have sold and installed more than 1,476,000 of our HIF lighting systems in over 4,500 facilities from December 1, 2001 through March 31, 2009. We have sold our products to 115 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2009 included Coca-Cola Enterprises Inc., Anheuser-Busch Companies, Inc., Kraft Foods Inc., Ben E. Keith Co., SYSCO Corp., Americold Logistics, LLC and U.S. Foodservice.

Our fiscal year ends on March 31. We call our fiscal years ended March 31, 2007, 2008 and 2009, “fiscal 2007,” “fiscal 2008” and “fiscal 2009,” respectively. Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Because of the current recessed state of the global economy, especially as it relates to capital equipment manufacturers, we expect our first half of fiscal year 2010 to continue to be impacted by lengthened customer sales cycles and sluggish customer capital spending. To address anticipated reduced profitability as a result of the expected slow first half of fiscal year 2010, we have recently implemented $3.2 million of cost reductions. These cost reductions include headcount reductions, work hour reductions and discretionary spending reductions. We believe these cost reduction efforts will better position us for profitability in the back half of fiscal 2010, dependent upon the economic environment.

Despite near-term economic challenges, we remain optimistic about our long-term financial performance. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for our participation in the replacement part aftermarket and the increasing national recognition of the importance of environmental stewardship, including the recent allocation of stimulus funds for energy efficiency projects.

Revenue and Expense Components

Revenue.  We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. In fiscal 2009, we increased our efforts in selling through our contractor and value-added reseller channels with marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 40% of our total revenue volume in fiscal 2009 which was an increase from the 25% of total revenues contributed in fiscal 2008. We believe that this growth trend will moderate in fiscal 2010 and our wholesale mix of total revenues will be comparable to our fiscal 2009 mix.

In October 2008, we introduced to the market a new financing program for our customer’s purchase of our energy management systems called the Orion Virtual Power Plant (“OVPP”). The OVPP is structured as a supply contract in which we commit to deliver a defined amount of energy savings at a fixed rate over the life of the contract, typically 60 months. We collect payments from our customers on a monthly basis across the delivery period. This program creates a revenue stream, but may lessen near-term revenues as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. However, we do retain the option to sell the payment stream to a third party finance company, as we have done under the terms of our former financing program, in which case the revenue would be recognized at the net present value of the total future payments from the finance company upon completion of the project. The OVPP program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. For fiscal 2009, we recognized $33,000 of revenue from completed OVPP contracts. As of March 31, 2009, customers have signed OVPP supply agreements for expected gross revenue streams of $1.5 million. In the future, we expect an increase in the volume of contracts that utilize the OVPP financing program. Our gross margins on OVPP revenues are similar to gross margins achieved on cash sales.

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

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 39%, 46% and 36% of our total revenue for fiscal 2007, fiscal 2008 and fiscal 2009, respectively. One customer accounted for approximately 17% of our total revenue for fiscal 2008 while no customers accounted for more than 10% of revenue in fiscal 2009. If large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OVPP program; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services and our OVPP program, including whether we decide to retain or resell the expected future cash flows under our OVPP program and the relative timing of the resultant revenue recognition; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.

Backlog.  We define backlog as the total contractual value of all firm orders received for our lighting products and services. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OVPP contracts or national contracts that have been negotiated, but we have not yet received a purchase order for the specific location. As of March 31, 2008, we had a backlog of firm purchase orders of approximately $4.4 million. As of March 31, 2009, we had a backlog of firm purchase orders of approximately $2.8 million. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally, as a result of the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OVPP contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue.  Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 28% and 19% of our total cost of revenue for fiscal 2008 and fiscal 2009. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. Toward the end of fiscal 2008, we began to vertically integrate some of our processes performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line and acquired production fabrication equipment. Each of these production items provides us with additional capacity to continue to support our potential future revenue growth. We expect that these processes will help to reduce overall unit costs as the equipment becomes more fully utilized.

Gross Margin.  Our gross profit has been and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our mix of large retrofit and multi-facility roll-out projects with national accounts; (ii) the level of our wholesale sales; (iii) our realization rate on our billable services; (iv) our project pricing; (v) our level of warranty claims; (vi) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (vii) our level of efficiencies in our manufacturing operations; and (viii) our level of efficiencies from our subcontracted installation service providers.

Operating Expenses.  Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense. While we have recently focused on reducing our personnel costs and headcount in certain functional areas, we do nonetheless believe that future opportunities within our business remain strong. As a result, we may choose to selectively add to our sales staff based upon opportunities in regional markets.

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

We have been incurring increased general and administrative expenses in connection with our becoming a public company, including increased accounting, audit, investor relations, legal and support services and Sarbanes-Oxley compliance fees and expenses. Additionally, we anticipate our operating expenses to increase in fiscal 2010 as a result of the completion of our new technology center and the related building occupancy costs. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.

We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period using the modified prospective method of adoption under the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Prior to fiscal 2007, we accounted for our stock option awards under the intrinsic value method under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and we did not recognize the fair value expense of our stock option awards in our statements of operations, although we did report our pro forma stock option award fair value expense in the footnotes to our financial statements. We recognized $0.4 million, $1.4 million and $1.6 million of stock-based compensation expense in fiscal 2007, fiscal 2008 and fiscal 2009. As a result of prior option grants, including option grants in fiscal 2009, we expect to recognize an additional $4.8 million of stock-based compensation over a weighted average period of approximately six years. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.

Interest Expense.  Our interest expense is comprised primarily of interest expense on outstanding borrowings under long-term debt obligations described under “— Liquidity and Capital Resources — Indebtedness” below, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from six to fifteen years.

Dividend and Interest Income.  Our dividend income consists of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provided for annual dividend payments to us of $0.1 million. The preferred shares were sold back to the issuer in June 2008 and all dividends accrued were paid upon sale. We also report interest income earned on our cash and cash equivalents and short term investments. For fiscal 2009, our interest income increased as a result of our investment of the net proceeds from our initial public offering in short-term, interest-bearing, money market funds, bank certificate of deposits and investment-grade securities.

Income Taxes.  As of March 31, 2009, we had net operating loss carryforwards of approximately $4.9 million for federal tax purposes and $4.8 million for state tax purposes. Included in these loss carryforwards were $4.9 million for federal and $3.8 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $506,000, of which $170,000 are amounts that have not yet been recognized in our financial statements, and state tax credit carryforwards of $473,000, which is net of the valuation allowance of $24,000. Management believes it is more likely than not that we will realize the benefits of most of these assets and has reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2029.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. For fiscal year 2008, utilization of our federal loss carryforwards was limited to $3.0 million. There was no limitation that occurred for fiscal 2009.

Accretion of Preferred Stock and Preferred Stock Dividends.  Our accretion of redeemable preferred stock and preferred stock dividends consisted of accumulated unpaid dividends on our Series A and Series C preferred stock during the periods that such shares were outstanding. The terms of our Series C preferred stock provided for a 6% per annum cumulative dividend unless we completed a qualified initial public offering or sale. As a result, the carrying amount of our Series C preferred stock were increased each period to reflect the accretion of accumulated unpaid dividends. The obligation to pay these accumulated unpaid dividends was extinguished upon conversion of the Series C preferred stock because our IPO constituted a qualified initial public offering under the terms of our Series C preferred stock. The Series C preferred stock automatically converted into common stock upon closing of our IPO, and the carrying amount of our Series C preferred stock, along with accumulated unpaid dividends, was credited to additional paid-in capital at that time. Our Series A preferred stock was issued beginning in fiscal 2000 and provided for a 12% per annum cumulative dividend. Our Series A preferred stock was converted into shares of our common stock in fiscal 2005 and fiscal 2007 as described under “— Conversion of Preferred Stock.”

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

Participation Rights of Preferred Stock in Undistributed Earnings.  Because all series of our preferred stock participate in all undistributed earnings with the common stock, we allocated earnings to the common shareholders and participating preferred shareholders under the two-class method as required by Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. The two-class method is an earnings allocation method under which basic net income per share is calculated for our common stock and participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Because our participating preferred stock was not contractually required to share in our losses, in applying the two-class method to compute basic net income per common share, we did not make any allocation to our preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends. All of our preferred stock was converted automatically into common stock on a one-for-one basis upon the closing of our IPO and we are no longer required to allocate any undistributed earnings to our preferred shareholders.

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below:

	Fiscal Year Ended March 31,
	2007		2008			2009
		% of		% of	%		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Change
	(Dollars in thousands)

Product revenue	$40,201	83.4%	$65,359	81.0%	62.6%	$63,008	86.7%	(3.6)%
Service revenue	7,982	16.6%	15,328	19.0%	92.0%	9,626	13.3%	(37.2)%

Total revenue	48,183	100.0%	80,687	100.0%	67.5%	72,634	100.0%	(10.0)%
Cost of product revenue	26,511	55.0%	42,127	52.2%	58.9%	42,235	58.1%	0.3%
Cost of service revenue	5,976	12.4%	10,335	12.8%	73.0%	6,801	9.4%	(34.2)%

Total cost of revenue	32,487	67.4%	52,462	65.0%	61.5%	49,036	67.5%	(6.5)%

Gross profit	15,696	32.6%	28,225	35.0%	79.8%	23,598	32.5%	(16.4)%
General and administrative expenses	6,162	12.8%	10,200	12.6%	65.5%	10,451	14.4%	2.5%
Sales and marketing expenses	6,459	13.4%	8,832	10.9%	36.7%	11,261	15.5%	27.5%
Research and development expenses	1,078	2.2%	1,832	2.3%	69.9%	1,942	2.7%	6.0%

Income (loss) from operations	1,997	4.1%	7,361	9.1%	268.6%	(56)	(0.1)%	(100.8)%
Interest expense	(1,044)	2.2%	(1,390)	1.7%	33.1%	(167)	0.2%	(88.0)%
Dividend and interest income	201	0.4%	1,189	1.5%	491.5%	1,661	2.3%	39.7%

Income before income tax	1,154	2.4%	7,160	8.9%	520.5%	1,438	2.0%	(79.9)%
Income tax expense	225	0.5%	2,750	3.4%	NM	927	1.3%	(66.3)%

Net income	929	1.9%	4,410	5.5%	374.7%	511	0.7%	(88.4)%
Accretion of redeemable preferred stock and preferred stock dividends	(201)	(0.4)%	(225)	(0.3)%	11.9%	—	0.0%	100.0%
Conversion of preferred stock	(83)	(0.2)%	—	0.0%	NM	—	0.0%	0.0%
Participation rights of preferred stock in undistributed earnings	(205)	(0.4)%	(775)	(1.0)%	182.8%	—	0.0%	100.0%

Net income attributable to common shareholders	$440	0.9%	$3,410	4.2%	819.1%	$511	0.7%	(85.0)%

NM = Not meaningful

Fiscal 2009 Compared to Fiscal 2008

Revenue.  Our fiscal 2009 product revenue of $63.0 million decreased 3.6% compared to our fiscal 2008 product revenue of $65.4 million. This decrease was a result of decreased capital spending and delayed purchase decisions within our customer base due to adverse economic and credit market conditions. Our fiscal 2009 service revenue of $9.6 million decreased 37.2% compared to our fiscal 2008 service revenue of $15.3 million. This decrease was a result of our increased revenues to our wholesale channels where services are not provided and decreased capital spending and delayed purchase decisions within our direct customer base.

Cost of Revenue.  Our fiscal 2009 cost of product revenue of $42.2 million increased 0.3% compared to our fiscal 2008 cost of product revenue of $42.1 million. This increase was a result of new equipment and operating costs for product coating and fabrication, and additional assembly labor personnel costs, including stock compensation expense, for the manufacturing production of our enclosure product lines and wet-rated fixtures. These enclosure products are more labor intensive than our standard compact modular products. Our fiscal 2009 cost of service revenue of $6.8 million decreased 34.2% compared to our fiscal 2008 cost of service revenue of $10.3 million. This decrease was a result of our increased revenues to our wholesale channels where services are not provided.

Gross Margin.  Our fiscal 2009 gross profit of $23.6 million decreased 16.4% on an absolute dollar basis compared to our fiscal 2008 gross profit of $28.2 million. Our fiscal 2009 gross margin percentage of 32.5% decreased from our fiscal 2008 gross margin percentage of 35.0%. The decrease in both gross margin dollars and percentage was due to underabsorbed manufacturing capacity costs related to reduced product volumes, added costs for additional production capabilities in our coating and forming departments and additional costs for labor personnel, including overtime, to assemble and produce our enclosure and wet-rated product lines.

Operating Expenses

General and Administrative.  Our fiscal 2009 general and administrative expenses of $10.5 million increased 2.5% compared to our fiscal 2008 general and administrative expenses of $10.2 million. The increase was due to: (i) compensation cost increases of $0.5 million, including stock option compensation, related to additional staff support in our human resources, accounting, information technology and administrative functions; (ii) legal expenses of $0.4 million resulting from our defense of the class action litigation; (iii) additional public company costs, including additional expenses for accounting, investor relations and legal services; and (iv) increased consulting costs for technology and for Sarbanes-Oxley compliance. These cost increases were offset by decreases in bonus compensation costs of $1.5 million. These decreases in bonus expense were due to $0.8 million of one-time bonus expense in fiscal 2008 related to the completion of our IPO and our incurring no expense in fiscal 2009 related to our executive bonus compensation plan compared with $0.7 million in such expenses in fiscal 2008.

Sales and Marketing.  Our fiscal 2009 sales and marketing expense of $11.3 million increased 27.5% on an absolute dollar basis and as a percentage of revenues compared to fiscal 2008 selling and marketing expenses of $8.8 million. This increase was a result of increased employee compensation expenses, including stock option compensation, of $2.5 million resulting from our hiring of additional sales and sales support personnel and a $0.7 million increase in marketing costs as a result of efforts to increase our brand awareness through direct mail into the wholesale channel and our participation in national trade shows. These increases were partially offset by reductions in commission payments and employee bonus compensation of $0.8 million as a result of our lower revenue volumes.

Research and Development.  Our fiscal 2009 research and development expense of $1.9 million increased 6.0% compared to our fiscal 2008 research and development expense of $1.8 million. This increase was due to investment in the continued development of our wireless control product, technology and process improvements in our coating operation and sample and material costs for the development of new products.

Interest Expense.  Our fiscal 2009 interest expense of $0.2 million decreased 88.0% compared to our fiscal 2008 interest expense of $1.4 million. This decrease was a result of a reduction in expense on our revolving line of credit due to minimal borrowing activity in fiscal 2009, the conversion of our convertible debt into common stock as a result of the completion of our IPO and the subsequent elimination of $0.5 million of interest recorded in fiscal 2008 and capitalization of $0.2 million of interest expense in fiscal 2009 for construction related to our corporate technology center.

Dividend and Interest Income.  Our fiscal 2009 dividend and interest income of $1.7 million increased 39.7% compared to our fiscal 2008 dividend and interest income of $1.2 million. This increase was a result of the full year impact of interest income earned on the invested proceeds from our IPO completed in December 2007.

Income Taxes.  Our fiscal 2009 income tax expense of $0.9 million decreased 66.3% compared to our fiscal 2008 income tax expense of $2.8 million due to our decreased pre-tax income. Our fiscal 2009 effective income tax rate was 64.5% compared to 38.1% for our fiscal 2008. The increase in our effective rate was due to the impact of non-deductible stock compensation expense related to prior issuances of incentive stock options.

Fiscal 2008 Compared to Fiscal 2007

Revenue.  Our fiscal 2008 product revenue of $65.4 million increased 62.6% compared to our fiscal 2007 product revenue of $40.2 million. This increase was a result of increased sales of our HIF lighting systems to our national account customers (134% year over year) and resellers and electrical contractors (50%). Our fiscal 2008 service revenue of $15.3 million increased 92.0% compared to our fiscal 2007 service revenue of $8.0 million. This increase was a result of our increased emphasis on achieving higher billing rates for our services and an increase in the number of national account projects where we provided installation and recycling services which were completed during the year.

Cost of Revenue.  Our fiscal 2008 cost of product revenue of $42.1 million increased 58.9% compared to our fiscal 2007 cost of product revenue of $26.5 million. The increase was driven by the revenue growth and the additional cost of materials and production personnel required to support this growth. Our fiscal 2008 cost of service revenue of $10.3 million increased 72.9% compared to our fiscal 2007 cost of service revenue of $6.0 million. The increase was due to the increased number of HIF lighting system installations completed during the year.

Gross Margin.  Our fiscal 2008 gross profit of $28.2 million increased 79.8% on an absolute dollar basis compared to our fiscal 2007 gross profit of $15.7 million. Our fiscal 2008 gross margin percentage of 35.0% increased from our fiscal 2007 gross margin percentage of 32.6% due to increased utilization of our manufacturing assets and increased profitability from our value added services as a result of higher billing rates, as well as volume rebates on raw material purchases.

Operating Expenses

General and Administrative.  Our fiscal 2008 general and administrative expenses of $10.2 million increased 65.5% al on an absolute dollar basis compared to our fiscal 2007 general and administrative expenses of $6.2 million. The increase was due to: (i) non-recurring bonus expense of $0.7 million resulting from the successful completion of our initial public offering and $0.7 million in incentive compensation costs for fiscal 2008 as approved by our compensation committee; (ii) increased compensation costs related to hiring additional employees in our accounting and administration departments; (iii) additional public company costs, including additional expenses for accounting and legal services which included $0.1 million incurred related to the pending class action litigation; and (iv) increased consulting costs for technology, audit and tax support, and consulting costs for Sarbanes-Oxley compliance. We also incurred increased stock compensation expenses resulting from additional option grants during the year.

Sales and Marketing.  Our fiscal 2008 sales and marketing expense of $8.8 million increased 36.7% on an absolute dollar basis compared to our fiscal 2007 selling and marketing expenses of $6.5 million. The increase was a result of increased employee compensation and commission expenses resulting from our hiring of additional marketing, sales and project management personnel and our payment of higher sales commissions in conjunction with our increased sales volume. Additionally, we incurred increased travel costs related to the additional sales personnel to support our revenue growth. Marketing costs increased as a result of efforts to increase our brand awareness and our participation in national trade shows.

Research and Development.  Our fiscal 2008 research and development expense of $1.8 million increased 69.9% compared to our fiscal 2007 research and development expense of $1.1 million. The increase was due to consulting costs, headcount additions, materials and testing costs related to our phase two wireless technology project.

Interest Expense.  Our fiscal 2008 interest expense of $1.4 million increased 33.1% compared to our fiscal 2007 interest expense of $1.0 million. The increase was primarily due to $0.3 million of interest costs related to the issuance of our convertible debt and the full expense of the origination costs incurred upon conversion into common stock at the time of our initial public offering.

Dividend and Interest Income.  Our fiscal 2008 dividend and interest income of $1.2 million increased 500% compared to our fiscal 2007 interest and dividend income of $0.2 million. The increase was due to $0.3 million of interest income earned on the proceeds of our convertible debt offering in August 2007 and $0.7 million from the proceeds of our initial public offering completed in December 2007.

Income Taxes.  Our fiscal 2008 income tax expense increased compared to our fiscal 2007 due to our increased profitability and because of our utilization in our fiscal 2007 of state job tax and federal research credits. Our fiscal 2008 effective income tax rate was 38.1% compared to 19.5% for our fiscal 2007.

Accretion of Preferred Stock and Preferred Stock Dividends.  In fiscal 2008, we recognized accretion of accumulated unpaid dividends on our Series C redeemable preferred stock until the conversion at the time of the IPO. We did not accrete Series C dividends in fiscal 2007 until we completed our Series C preferred stock placement in the second quarter of fiscal 2007.

Quarterly Results of Operations

The following tables present our unaudited quarterly results of operations for the last eight fiscal quarters in the period ended March 31, 2009 (i) on an absolute dollar basis (in thousands) and (ii) as a percentage of total revenue for the applicable fiscal quarter. You should read the following tables in conjunction with our consolidated financial statements and related notes contained elsewhere in this Form 10-K. In our opinion, the unaudited financial information presented below has been prepared on the same basis as our audited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our operating results for the fiscal quarters presented. Operating results for any fiscal quarter are not necessarily indicative of the results for any future fiscal quarters or for a full fiscal year.

	For the Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2007	2007	2007	2008	2008	2008	2008	2009
	(In thousands, unaudited)

Product revenue	$14,505	$14,247	$18,934	$17,673	$12,889	$17,280	$20,671	$12,168
Service revenue	2,216	4,158	4,377	4,577	3,217	1,480	1,704	3,225

Total revenue	16,721	18,405	23,311	22,250	16,106	18,760	22,375	15,393
Cost of product revenue	9,446	9,375	12,224	11,082	8,613	11,467	13,644	8,511
Cost of service revenue	1,672	2,709	2,833	3,121	2,296	958	1,311	2,236

Total cost of revenue	11,118	12,084	15,057	14,203	10,909	12,425	14,955	10,747

Gross profit	5,603	6,321	8,254	8,047	5,197	6,335	7,420	4,646
General and administrative expenses	1,571	1,907	3,288	3,434	2,615	2,893	2,438	2,505
Sales and marketing expenses	2,111	1,938	2,260	2,523	2,652	2,771	2,741	3,097
Research and development expenses	437	443	454	498	418	373	347	804

Income (loss) from operations	1,484	2,033	2,252	1,592	(488)	298	1,894	(1,760)
Interest expense	295	329	648	118	67	41	33	26
Dividend and interest income	40	154	286	709	617	550	325	169

Income (loss) before income tax	1,229	1,858	1,890	2,183	62	807	2,186	(1,617)
Income tax expense (benefit)	481	805	737	727	28	354	1,032	(487)

Net income (loss)	748	1,053	1,153	1,456	34	453	1,154	(1,130)
Accretion of redeemable preferred stock and preferred stock dividends	(75)	(75)	(75)	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—
Participation rights of preferred stock in undistributed earnings	(219)	(292)	(264)	—	—	—	—	—

Net income (loss) attributable to common shareholders	$454	$686	$814	$1,456	$34	$453	$1,154	$(1,130)

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2007	2007	2007	2008	2008	2008	2008	2009
	(Unaudited)

Product revenue	86.7%	77.4%	81.2%	79.4%	80.0%	92.1%	92.4%	79.0%
Service revenue	13.3%	22.6%	18.8%	20.6%	20.0%	7.9%	7.6%	21.0%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product revenue	56.5%	50.9%	52.4%	49.8%	53.5%	61.1%	61.0%	55.3%
Cost of service revenue	10.0%	14.8%	12.2%	14.0%	14.3%	5.1%	5.9%	14.5%

Total cost of revenue	66.5%	65.7%	64.6%	63.8%	67.7%	66.2%	66.8%	69.8%

Gross margin	33.5%	34.3%	35.4%	36.2%	32.3%	33.8%	33.2%	30.2%
General and administrative expenses	9.4%	10.4%	14.1%	15.4%	16.2%	15.4%	10.9%	16.3%
Sales and marketing expenses	12.6%	10.5%	9.7%	11.3%	16.4%	14.8%	12.3%	20.1%
Research and development expenses	2.6%	2.4%	1.9%	2.2%	2.6%	2.0%	1.6%	5.2%

Income (loss) from operations	8.9%	11.0%	9.7%	7.2%	(3.0)%	1.6%	8.4%	(11.4)%
Interest expense	1.7%	1.8%	2.8%	0.5%	0.4%	0.2%	0.1%	0.2%
Dividend and interest income	0.2%	0.9%	1.2%	3.2%	3.8%	2.9%	1.5%	1.1%
Income (loss) before income tax	7.4%	10.1%	8.1%	9.8%	0.4%	4.3%	9.8%	(10.5)%
Income tax expense (benefit)	2.9%	4.4%	3.2%	3.3%	0.2%	1.9%	4.6%	(3.2)%

Net income (loss)	4.5%	5.7%	4.9%	6.5%	0.2%	2.4%	5.2%	(7.3)%
Accretion of redeemable preferred stock and preferred stock dividends	(0.5)%	(0.4)%	(0.3)%	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—
Participation rights of preferred stock in undistributed earnings	(1.3)%	(1.6)%	(1.1)%	—	—	—	—	—

Net income (loss) attributable to common shareholders	2.7%	3.7%	3.5%	6.5%	0.2%	2.4%	5.2%	(7.3)%

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

We had approximately $36.2 million in cash and cash equivalents and $6.5 million in short term investments as of March 31, 2009 compared to $78.3 million in cash and cash equivalents and $2.4 million in short term investments as of March 31, 2008. Our cash equivalents are invested in money market accounts, bank certificates of deposit, corporate securities and government agency bonds with maturities of less than 90 days and an average yield of 2.1%. Our short term investment account consists of a bank certificate of deposit in the amount of $2.8 million with an expiration date of September 2009 and a yield of 3.3% and a single government agency bond with an expiration date of November 2009 and a current yield of 1.7%.

The current recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries and postponements of incoming orders. However, we believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for the remainder of fiscal 2010. As of March 31, 2009, we were in a strong financial position with $42.7 million in cash and short-term investments. For that reason, we do not anticipate drawing on our $25.0 million line of credit nor do we expect to use significant amounts of our cash balances for operating activities during fiscal 2010. Our future working capital requirements thereafter will depend on many factors, including our rate of revenue, our introduction of new products and services and enhancements to our existing energy management system, the timing and extent of expansions of our sales force and other administrative and production personnel, the timing and extent of advertising and promotional campaigns, and our research and development activities.

Cash Flows

The following table summarizes our cash flows for our fiscal 2007, fiscal 2008 and fiscal 2009:

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)

Operating activities	$(6,234)	$(1,362)	$3,239
Investing activities	(969)	(7,437)	(17,873)
Financing activities	6,399	86,826	(27,515)

Increase (decrease) in cash and cash equivalents	$(804)	$78,027	$(42,149)

Cash Flows Related to Operating Activities.  Cash used in operating activities was $6.2 million and $1.4 million for fiscal 2007 and fiscal 2008, respectively and cash provided by operating activities was $3.2 million in fiscal 2009. The $4.6 million increase in cash provided from operating activities in fiscal 2009 compared to fiscal 2008 was primarily due to improved collections of our accounts receivable. The $4.9 million decrease in cash used in operating activities in fiscal 2008 compared to fiscal 2007 resulted primarily from our net income for the year.

Cash Flows Related to Investing Activities.  Cash used in investing activities was $1.0 million, $7.4 million and $17.9 million for fiscal 2007, fiscal 2008 and fiscal 2009, respectively. In fiscal 2009, we invested $13.1 million in capital expenditures in our new corporate technology center, operating software systems, improvements in our manufacturing facility and for purchases of equipment and tooling. We also invested $4.1 million in short term certificate of deposits and spent $1.0 million for the purchase of intellectual property rights from an executive, partially offset by net proceeds from the sale of an investment of $0.5 million. In fiscal 2008, our principal cash investments were for purchases of processing equipment, construction costs for our new technology center and other improvements to our facility, short term government investment securities and continued development of our intellectual property. In fiscal 2007, we invested $1.1 million to improve our facility infrastructure, purchase technology assets, and purchase operating equipment and tooling as a result of our production design changes, offset by proceeds of $0.3 million from an asset sale.

Cash Flows Related to Financing Activities.  Cash used in financing activities was $27.5 million for fiscal 2009. The use of cash was due to $29.3 million used for common share repurchases and $0.9 million of debt principal payments, offset by $1.5 million in proceeds from the exercise of common stock options and warrants and $1.1 million for the impact of deferred taxes on our stock based compensation.

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

Working Capital

Our net working capital as of March 31, 2009 was $67.5 million, consisting of $78.4 million in current assets and $10.9 million in current liabilities. Our net working capital as of March 31, 2008 was $104.3 million, consisting of $116.9 million in current assets and $12.6 million in current liabilities. Our working capital changes in fiscal 2009 were due to a decrease of $38.1 million in cash and cash equivalents and short-term investments due to cash used to repurchase common stock of $28.3 million and capital expenditures of $13.1 million, a decrease of $6.2 million in accounts receivable due to improved collections and a reduction in fourth quarter fiscal 2009 revenues and a $2.0 million decrease in accrued expenses resulting from reductions in accrued income taxes, bonus compensation expense and accrued service costs as a result of decreasing installation service revenue, offset by a $3.4 million increase in inventories due to investments in our Phase 2 wireless initiatives. The vast majority of these wireless components are manufactured overseas and require longer delivery times. We attempt to maintain a sufficient supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivable, inventory and payables may increase to the extent our revenue and order levels increase.

Indebtedness

On March 18, 2008, we entered into a credit agreement (“Credit Agreement”) to replace a previous agreement between us and Wells Fargo Bank, NA. The Credit Agreement provides for a revolving credit facility (“Line of

Credit”) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. We have a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the Line of Credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. In May 2009, we completed an amendment to the Credit Agreement, effective as of March 31, 2009, which formalized Wells Fargo’s prior consent to our treasury repurchase program, increased the capital expenditures covenant for fiscal 2009 and revised certain financial covenants by adding a minimum requirement for unencumbered liquid assets, increasing the quarterly rolling net income requirement and modifying the merger and acquisition covenant exemption. Borrowings allowed under the Line of Credit as of March 31, 2009 were $14.4 million based upon available working capital as defined. In December 2008, we briefly drew $4.0 million on the line due to the timing of treasury repurchases and funds available in our operating account. The borrowings were repaid within a few days. As of March 31, 2009 there were no borrowings on the Line of Credit. As of March 31, 2009, we were in compliance with all covenants, as amended.

We pay a fee of 0.20% on the average daily unused amount of the Line of Credit and fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof.

The Credit Agreement provides that we have the option to select the interest rate applicable to all or a portion of the outstanding principal balance of the Note either (i) at a fluctuating rate per annum one percent (1.00%) below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be one and one quarter percent (1.25%) above LIBOR. Interest is payable on the last day of each month, commencing March 31, 2008.

The Credit Agreement is secured by a first lien security interest in all of our accounts receivable, general intangibles and inventory, and a second lien priority in all of our equipment and fixtures and contains certain financial covenants including minimum net income requirements and requirements that we maintain liquid assets and net worth and fixed charge coverage ratios at prescribed levels. The Credit Agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, makes loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets.

Based upon our recent first quarter fiscal 2010 guidance predicting a net loss for the quarter, it is likely that we will be in default under our rolling net income requirement within the terms of our Credit Agreement. While we believe that our relationship with our bank remains strong, we cannot predict the impact of our anticipated covenant violation. While we believe the likely impact will be a renegotiation of borrowing terms, our bank could elect to terminate our existing Line of Credit. We have no outstanding balances on our Line of Credit and believe that, based upon our existing cash and cash equivalents and short-term investments, a termination of the Line of Credit would have no negative near-term impact on our financial condition.

In addition to our Line of Credit, we also have other existing long-term indebtedness and obligations under various debt instruments and capital lease obligations, including pursuant to a bank term note, a bank first mortgage, a debenture to a community development organization, a federal block grant loan, two city industrial revolving loans and various capital leases and equipment purchase notes. As of March 31, 2009, the total amount of principal outstanding on these various obligations was $4.5 million. These obligations have varying maturity dates between 2010 and 2024 and bear interest at annual rates of between 2.0% and 12.1%. The weighted average annual interest rate of such obligations as of March 31, 2009 was 5.6%. Based on interest rates in effect as of March 31, 2009, we expect that our total debt service payments on such obligations for fiscal 2010, including scheduled principal, lease and interest payments, but excluding any repayment of borrowings on our Line of Credit, will approximate $1.0 million. All of these obligations are subject to security interests on our assets. Several of these obligations have covenants, such as customary financial and restrictive covenants, including maintenance of a minimum debt service coverage ratio; a minimum current ratio; quarterly rolling net income requirement; limitations on executive compensation and advances; limits on capital expenditures per year; limits on distributions; and restrictions on our ability to make loans, advances, extensions of credit, investments, capital contributions, incur additional indebtedness, create liens, guaranty obligations, merge or consolidate or undergo a change in control. As of March 31, 2009, we were in compliance with all such covenants, as amended.

Capital Spending

We have made capital expenditures primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $13.1 million, $5.0 million and $1.0 million in fiscal 2009, 2008 and 2007, respectively. We plan to incur approximately $3.5 million in capital expenditures in fiscal 2010 to complete the construction of our corporate technology center, to complete the improvement of our ERP system and for other general corporate matters. We expect a significant amount of these capital expenditures to be spent in the first half of fiscal 2010. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, or by using our available capacity under our revolving credit facility.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of March 31, 2009 is set forth in the following table:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Bank debt obligations	$4,235	$595	$1,248	$1,045	$1,347
Capital lease obligations	227	220	7	—	—
Cash interest payments on debt and capital leases	1,160	229	349	219	363
Operating lease obligations	3,940	1,297	1,879	525	239
Purchase order and cap-ex commitments(1)	8,790	7,615	1,175	—	—

Total	$18,352	$9,956	$4,658	$1,789	$1,949

(1)	Reflects non-cancellable purchase commitments in the amount of $7.4 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $1.1 million for the completion of the new technology center at our Manitowoc facility and improvements to information technology systems.

The table of contractual obligations and commitments does not include our unrecognized tax benefits related to FIN No. 48 which were $0.4 million at March 31, 2009. We have a high degree of uncertainty regarding the timing of any adjustments to these unrecognized benefits. Furthermore, we believe that any negative impact from future tax audits would result in a minimal cash liability due to our net operating loss carryforwards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Revenue Recognition.  We recognize revenue when the following criteria have been met: there is persuasive evidence of an arrangement; delivery has occurred and title has passed to the customer; the sales price is fixed and determinable and no further obligation exists; and collectability is reasonably assured. The majority of our revenue is recognized when products are shipped to a customer or when services are completed and acceptance provisions, if any, have been met. In certain of our contracts, we provide multiple deliverables. We record the revenue associated with each element of these arrangements based on its fair value, which is generally the price charged for the element when sold on a standalone basis. Since we contract with vendors for installation services to our customers, which includes recycling of old fixtures, we determine the fair value of our installation services based on negotiated pricing with such vendors. Additionally, we offer a sales-type financing program under which we finance the customer’s purchase. Our contracts under this sales-type financing program are typically one year in duration and, at the completion of the initial one-year term, provide for (i) four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The monthly revenue that we are entitled to receive from the sale of our lighting fixtures under our sales-type financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments. In the event that we do sell the future revenue streams, we recognize revenue based on the net present value of the future payments from the third party finance company upon completion of the project. Revenue recognized from our sales-type financing program has not been material to our recent results of operations.

Deferred revenue or deferred costs are recorded for project sales consisting of multiple elements, where the criteria for revenue recognition have not been met. The majority of our deferred revenue relates to prepaid services to be provided at determined future dates. As of March 31, 2008 and 2009, our deferred revenue was $0.2 million and $0.1 million, respectively. In the event that a customer project contains multiple elements that are not sold on a standalone basis, we defer all related revenue and costs until the project is complete. Deferred costs on product are recorded as a current asset as project completions occur within a few months. As of March 31, 2008 and 2009, our deferred costs were $0.1 million and $0.3 million, respectively.

Inventories.  Inventories are stated at the lower of cost or market value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below cost, then the inventory value is reduced to its market value. Our inventory obsolescence reserves at March 31, 2008 and 2009 were $0.5 million and $0.7 million.

Allowance for Doubtful Accounts.  We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $0.1 million and $0.2 million at March 31, 2008 and March 31, 2009.

Investments.  We account for investments in accordance with SFAS No. 157, Fair Value Measurements (SFAS No. 157). In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157 — 2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS No. 157 did not have a material impact on our results of operations and financial condition. As of March 31, 2009, our financial assets, which consisted of short-term investments, were measured at fair value in accordance with SFAS No. 157 employing Level 1 inputs.

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

Both prior to and following our April 1, 2006 adoption of SFAS 123(R), the fair value of each option for financial reporting purposes was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Fiscal Year Ended March 31,
	2007	2008	2009

Expected term	6.6 Years	4.0 Years	5.7 Years
Risk-free interest rate	4.62%	3.92%	3.01%
Estimated volatility	60%	60%	60%
Estimated forfeiture rate	6%	6%	2%
Expected dividend yield	0%	0%	0%

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

For fiscal 2008 and 2009, we determined volatility based on an analysis of a peer group of public companies. We intend to continue to consistently use the same methodology and group of publicly traded peer companies as we used in fiscal 2009 to determine volatility in the future until sufficient information regarding the volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.

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

We engaged Wipfli LLP, an independent third party valuation firm, or Appraisal Consultant, to perform a valuation analysis of the fair value of our common stock as of April 30, 2007. Our Appraisal Consultant’s analysis was prepared in accordance with the methodology prescribed by the AICPA Practice Aid. Our Appraisal Consultant considered a variety of valuation methodologies and economic outcomes and calculated its final valuation using the Probability Weighted Expected Return Method. Specifically, the valuation again placed particular emphasis on the publicly traded guideline company method and the discounted cash flow method, as well as referencing pending company stock transactions. The valuation results from utilizing these private company enterprise methods were then supplemented by the Appraisal Consultant assessing additional scenarios to reflect the increased possibility of our pursuing a potential initial public offering or similar transaction. The analysis took into account that, in April 2007, we had signed an arm’s-length negotiated letter of intent to issue a new series of preferred stock to institutional investors on terms similar to our Series C preferred stock, contemplating gross proceeds of approximately $9.0 million at a per share price of $4.49. The Appraisal Consultant’s analysis stated that the proposed per share price of the new series of preferred stock reflected liquidation preferences and dividend rights not otherwise available to our shareholders of common stock. The analysis also noted that transactions involving the sale of our common stock among shareholders within the prior six months had occurred at prices between $2.50 and $3.00 per share. The analysis took into account that we had experienced liquidity and profitability difficulties in fiscal 2005 and 2006, but that we had recovered in fiscal 2007 and that, based on our financial condition and growth potential, our outlook from a financial perspective had improved from neutral to positive. Based on the foregoing criteria, the Appraisal Consultant concluded that a private company enterprise fair value for our common stock as of April 30, 2007 in their opinion was $3.50 per share. In accordance with the AICPA Practice Aid, and unlike the November 2006 valuation, which only considered private company enterprise valuation approaches, the valuation then gave further supplementary recognition and quantification to our increasingly likely consideration of a potential initial public offering, while also considering the economic value of other potential strategic alternatives or economic outcomes that might occur. In this regard, the Appraisal Consultant analyzed various preliminary valuation data received in May 2007 by our board of directors in connection with our potential initial public offering. The Appraisal Consultant assessed our probability of an initial public offering at 50%, our probability of completing a strategic alternative at 40%, and our probability of our remaining a private company at 10%. Based on such relative probabilities and (i) preliminary indications of the potential increase in value of our common stock resulting from a potential initial public offering; (ii) the potential increase in value of our common stock from other potential strategic alternatives; (iii) the value of our common stock resulting from remaining a privately-held company; and (iv) the per share value implied by the arm’s-length negotiated letter of intent related to our proposed new series of preferred stock, Appraisal Consultant concluded that the fair value of our common stock as of April 30, 2007 was $4.15 per share.

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

On July 27, 2007, we granted stock options for 429,432 shares at an exercise price of $4.49 per share. Our compensation committee and board of directors determined that the exercise price of such stock options was at least equal to the fair market value of our common stock as of such date primarily based on the $4.49 per share conversion price of our substantially simultaneous subordinated convertible note placement. Our compensation committee and board of directors based this determination on the fact that the valuation of our common stock reflected in such conversion price was the result of significant arm’s-length negotiations with sophisticated institutional investors, led by an indirect affiliate of GEEFS, and took into account the possibility of our potential near-term initial public offering. In determining that such exercise price was at least equal to the fair market value of our common stock on such date, our compensation committee and board of directors also took into account Appraisal Consultant’s April 30, 2007 valuation of our common stock at $4.15 per share, which also took into account our Appraisal Consultant’s assessed 50% possibility of our potential initial public offering and the potential resulting value of our common stock. Our compensation committee and board of directors determined that there were no other significant events that had occurred during this period that would have given rise to a change in the fair market value of our common stock and that, despite the increasing possibility of a near-term initial public offering, such potential offering remained contingent upon many variable factors, including: (i) our financial results; (ii) investor interest in our company; (iii) economic and stock market conditions generally and specifically as they may impact us, participants in our industry or comparable companies; (iv) changes in financial estimates and recommendations by securities analysts following participants in our industry or comparable companies; (v) earnings and other announcements by, and changes in market evaluations of, us, participants in our industry or comparable companies; (vi) changes in business or regulatory conditions affecting us, participants in our industry or comparable companies; and (vii) announcements or implementation by our competitors or us of acquisitions, technological innovations or new products.

Our initial public offering price of $13.00 represented a significant increase in the value of our common stock from the fair value of our common stock as assessed by our compensation committee and board of directors as of July 27, 2007. One of the principal reasons for the increase in value of our common stock implied by our initial public offering price is attributable to the August 2007 investment in our company by GEEFS, as supported by the significant increase in value realized by a European publicly-traded alternative energy company which received a similar type of investment by GEEFS in early 2007. This increase is also in significant part attributable to our improved results of operations for our fiscal 2008 and our expectations for future growth. During our fiscal 2008, we realized further customer acceptance of our comprehensive energy management systems, as well as an increased volume of large customer roll-out initiatives. Another important reason for this increase is related to the increase in valuation multiples of comparable public companies during this period, particularly due to (i) the impact of the initial public offering by another company in the energy management sector, which was completed in May 2007, and its subsequent stock price performance; (ii) the impact of two recently announced follow-on public offerings by companies in the energy management sector; (iii) the overall increased market values of publicly-traded comparable companies in the energy management and alternative energy sectors; (iv) the increased market values of certain other publicly-traded comparable companies in the energy management sector resulting from several announced acquisitions of privately-held energy management companies, and the implied valuations attributable to such acquired companies; and (v) the valuation implied by the June 2007 announced acquisition of a publicly-traded comparable company in the lighting systems and equipment sector. Our initial public offering price also reflected the increased value of our common stock associated with it becoming a publicly-traded security, compared to the relative lack of marketability of our common stock prior to this offering.

As required by our 2004 Stock and Incentive Awards Plan, since the closing of our initial public offering in December 2007, we have solely used the closing sale price of our common shares on the NASDAQ Global Market on the date of grant to establish the exercise price of our stock options.

We recognized stock-based compensation expense under SFAS 123(R) of $1.4 million for fiscal 2008 and $1.6 million for fiscal 2009. As of March 31, 2009, $4.8 million of total stock option compensation cost was expected to be recognized by us over a weighted average period of 5.6 years. We expect to recognize $1.3 million of stock-based compensation expense in fiscal 2010 based on our stock options outstanding as of March 31, 2009. This expense will increase further to the extent we have granted, or will grant, additional stock options in fiscal 2010.

Common Stock Warrants.  We issued common stock warrants to placement agents in connection with our various stock offerings and services rendered in fiscal 2006 and 2007. The value of warrants recorded as offering costs was $30,000 and $18,000 in fiscal 2006 and fiscal 2007. The value of warrants recorded for services was $6,000 in fiscal 2006. As of March 31, 2009, warrants were outstanding to purchase a total of 488,504 shares, respectively, of our common stock at weighted average exercise prices of $2.31 per share. These warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) contractual terms of five years; (ii) weighted average risk-free interest rates of 4.35% to 4.62%; (iii) expected volatility ranging between 50% and 60%; and (iv) dividend yields of 0%.

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

Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2009, we have determined that a valuation allowance against our net state deferred tax assets was necessary in the amount of $24,000 due to our state apportioned income and the potential expiration of state tax credits due to the carryforward periods. In making this determination, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.

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

As of March 31, 2009, our federal net operating loss carryforwards were $4.9 million and our state net operating loss carryforwards were $4.8 million. Included in the loss carryforwards are $4.9 million of federal and $3.8 million of state expenses that are associated with the exercise of non-qualified stock options that have not yet been recognized in our financial statements. The benefit from the net operating losses created from these expenses will be recorded as a reduction in taxes payable and an increase in additional paid in capital when the benefits are realized. We first recognize tax benefits from current period stock option expenses against current period income. The remaining current period income is offset by net operating losses under the tax law ordering approach. Under this approach, we will utilize the net operating losses from stock option expenses last. As of March 31, 2009, we had federal tax credit carryforwards of $0.5 million, of which $0.2 million are amounts that have not yet been recognized in our financial statements, and state tax credit carryforwards of $0.5 million, which is net of a $24,000 valuation allowance. We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, which became effective for us on April 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of FIN 48 resulted in an increase to our accumulated deficit of $0.2 million at March 31, 2008.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. We are in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on our financial statements and related disclosures.

In April 2009, the FASB issued FSP FAS 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. The FSP amends and clarifies SFAS No. 141, Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for reporting periods beginning April 1, 2009. We do not expect the adoption of FSP FAS 141(R)-1 to have a material impact on our financial condition and results of operations, although its effects in future periods will depend on the nature and significance of potential business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. We are required to adopt FSP FAS 107-1 and APB 28-1 in our first quarter ending June 30, 2009. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We are required to adopt FSP FAS 115-2 and FAS 124-2 in our first quarter ending June 30, 2009. We do not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt FSP FAS 157-4 in our first quarter ending on June 30, 2009. We do not expect that the adoption of FSP FAS 157-4 will have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Company will adopt SFAS 165 in the first quarter of fiscal 2010.

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

Interest Rate Risk.  Our investments consist primarily of investments in money market funds, certificate of deposits and government sponsored instruments. While the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. It is our policy not to enter into interest rate derivative financial instruments. As a result, we do not currently have any significant interest rate exposure.

As of March 31, 2009, $1.0 million of our $4.5 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $10,000 per year.

Commodity Price Risk.  We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. We attempt to mitigate commodity price fluctuation for our aluminum through 12- to 24-month forward fixed-price purchase orders and minimum quantity purchase commitments with suppliers.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Orion Energy Systems, Inc.

We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. and Subsidiaries (the Company) as of March 31, 2008 and 2009, and the related consolidated statements of operations, temporary equity and shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2008 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 12, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin
June 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Orion Energy Systems, Inc.

We have audited Orion Energy Systems, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2008 and 2009, and the related consolidated statements of operations, temporary equity and shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009, and our report dated June 12, 2009 expressed an unqualified opinion on these consolidated financial statements.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin
June 12, 2009

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2009
	(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$78,312	$36,163
Short-term investments	2,404	6,490
Accounts receivable, net of allowances of $79 and $222	17,666	11,572
Inventories	16,789	20,232
Deferred tax assets	286	548
Prepaid expenses and other current assets	1,439	3,369

Total current assets	116,896	78,374
Property and equipment, net	11,539	22,999
Patents and licenses, net	388	1,404
Investment	794	—
Deferred tax assets	1,000	593
Other long-term assets	85	352

Total assets	$130,702	$103,722

Liabilities and Shareholders’ Equity
Accounts payable	$7,521	$7,817
Accrued expenses	4,242	2,315
Current maturities of long-term debt	843	815

Total current liabilities	12,606	10,947
Long-term debt, less current maturities	4,473	3,647
Other long-term liabilities	433	433

Total liabilities	17,512	15,027

Commitments and contingencies (See Note G)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2008 and March 31, 2009; no shares issued and outstanding at March 31, 2008 and 2009	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2008 and 2009; shares issued: 27,339,414 and 28,875,879 at March 31, 2008 and 2009; shares outstanding: 26,963,408 and 21,528,783 at March 31, 2008 and 2009	—	—
Additional paid-in capital	114,090	118,907
Treasury stock: 376,006 common shares at March 31, 2008 and 7,347,096 at March 31, 2009	(1,739)	(31,536)
Accumulated other comprehensive loss	(6)	(32)
Retained earnings	845	1,356

Total shareholders’ equity	113,190	88,695

Total liabilities and shareholders’ equity	$130,702	$103,722

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands, except share and per share amounts)

Product revenue	$40,201	$65,359	$63,008
Service revenue	7,982	15,328	9,626

Total revenue	48,183	80,687	72,634
Cost of product revenue	26,511	42,127	42,235
Cost of service revenue	5,976	10,335	6,801

Total cost of revenue	32,487	52,462	49,036

Gross profit	15,696	28,225	23,598
Operating expenses:
General and administrative	6,162	10,200	10,451
Sales and marketing	6,459	8,832	11,261
Research and development	1,078	1,832	1,942

Total operating expenses	13,699	20,864	23,654

Income (loss) from operations	1,997	7,361	(56)
Other income (expense):
Interest expense	(1,044)	(1,390)	(167)
Dividend and interest income	201	1,189	1,661

Total other income (expense)	(843)	(201)	1,494

Income before income tax	1,154	7,160	1,438
Income tax expense	225	2,750	927

Net income	929	4,410	511
Accretion of redeemable preferred stock and preferred stock dividends	(201)	(225)	—
Conversion of preferred stock	(83)	—	—
Participation rights of preferred stock in undistributed earnings	(205)	(775)	—

Net income attributable to common shareholders	$440	$3,410	$511

Basic net income per share attributable to common shareholders	$0.05	$0.22	$0.02
Weighted-average common shares outstanding	9,080,461	15,548,189	25,351,839
Diluted net income per share attributable to common shareholders	$0.05	$0.19	$0.02
Weighted-average common shares and share equivalents outstanding	16,432,647	23,453,803	27,445,290

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY

	Temporary Equity		Shareholders’ Equity
	Series C						Common Stock				Accumulated
	Redeemable		Preferred Stock					Additional		Shareholder	Other	Retained	Total
	Preferred Stock		Series A		Series B			Paid-in	Treasury	Notes	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	Receivable	Loss	(Deficit)	Equity
	(In thousands, except share amounts)

Balance, March 31, 2006	—	$—	20,000	$116	2,847,400	$5,591	8,920,900	$5,859	$(345)	$(398)	$—	$(4,201)	$6,622

Issuance of stock and warrants	1,818,182	4,755	—	—	142,430	368	—	—	—	—	—	—	368

Exercise of stock options and warrants for cash and notes	—	—	—	—	—	—	3,064,809	2,582	—	(1,753)	—	—	829

Conversion to common stock	—	—	(20,000)	(116)	—	—	60,000	199	—	—	—	(83)	—

Tax benefit from exercise of stock options	—	—	—	—	—	—	—	435	—	—	—	—	435

Treasury stock purchase	—	—	—	—	—	—	(7,210)	—	(16)	—	—	—	(16)

Stock-based compensation	—	—	—	—	—	—	—	363	—	—	—	—	363

Changes in shareholder notes receivable	—	—	—	—	—	—	—	—	—	23	—	—	23

Accretion of redeemable preferred stock	—	198	—	—	—	—	—	—	—	—	—	(198)	(198)

Net income	—	—	—	—	—	—	—	—	—	—	—	929	929

Balance, March 31, 2007	1,818,182	$4,953	—	$—	2,989,830	$5,959	12,038,499	$9,438	$(361)	$(2,128)	$—	$(3,553)	$9,355

Accretion of preferred stock	—	225	—	—	—	—	—	—	—	—	—	(225)	(225)

Accrued dividend conversion	—	(423)	—	—	—	—	—	—	—	—	—	423	423

Changes in shareholder notes receivable	—	—	—	—	—	—	(306,932)	—	(1,378)	2,128	—	—	750

Initial public offering: conversion of preferred stock	(1,818,182)	(4,755)	—	—	(2,989,830)	(5,959)	4,808,012	10,714	—	—	—	—	4,755

Initial public offering: conversion of debt	—	—	—	—	—	—	2,360,802	10,762	—	—	—	—	10,762

Initial public offering, net of issuance costs of $4,246	—	—	—	—	—	—	6,849,092	78,559	—	—	—	—	78,559

Issuance of stock and warrants for services	—	—	—	—	—	—	2,210	29	—	—	—	—	29

Exercise of stock options and warrants for cash	—	—	—	—	—	—	1,211,725	2,014	—	—	—	—	2,014

Tax benefit from exercise of stock options	—	—	—	—	—	—	—	1,183	—	—	—	—	1,183

Stock-based compensation	—	—	—	—	—	—	—	1,391	—	—	—	—	1,391

Adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	—	(210)	(210)

Net income	—	—	—	—	—	—	—	—	—	—	—	4,410	4,410

Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	4,404

Balance, March 31, 2008	—	$—	—	$—	—	$—	26,963,408	$114,090	$(1,739)	$—	$(6)	$845	$113,190

Issuance of stock and warrants for services	—	—	—	—	—	—	16,627	105	—	—	—	—	105

Exercise of stock options and warrants for cash	—	—	—	—	—	—	1,519,838	2,032	—	—	—	—	2,032

Tax benefit from exercise of stock options	—	—	—	—	—	—	—	1,103	—	—	—	—	1,103

Stock-based compensation	—	—	—	—	—	—	—	1,577	—	—	—	—	1,577

Treasury stock purchase	—	—	—	—	—	—	(6,971,090)	—	(29,797)	—	—	—	(29,797)

Net income	—	—	—	—	—	—	—	—	—	—	—	511	511

Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	(26)	—	(26)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	485

Balance, March 31, 2009	—	$—	—	$—	—	$—	21,528,783	$118,907	$(31,536)	$—	$(32)	$1,356	$88,695

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2007	2008	2009
	(In thousands)

Operating activities

Net income	$929	$4,410	$511

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,063	1,410	1,841

Stock-based compensation expense	363	1,391	1,577

Deferred income tax benefit (provision)	(213)	966	145

Gain (loss) on sale of assets	268	2	(31)

Other	21	228	106

Changes in operating assets and liabilities:

Accounts receivable	(5,161)	(6,469)	6,094

Inventories	(4,555)	(7,293)	(3,443)

Prepaid expenses and other assets	(524)	33	(1,930)

Accounts payable	840	1,914	296

Accrued expenses	735	2,046	(1,927)

Net cash provided by (used in) operating activities	(6,234)	(1,362)	3,239

Investing activities

Purchase of property and equipment	(1,012)	(5,044)	(13,140)

Purchase of short-term investments	—	(2,410)	(4,113)

Additions to patents and licenses	(81)	(171)	(1,121)

Proceeds from sales of long term assets	—	—	858

Gain on sale of long term investment	—	—	(361)

Proceeds from disposal of equipment	263	—	4

Net decrease (increase) in amount due from shareholder	(139)	188	—

Net cash used in investing activities	(969)	(7,437)	(17,873)

Financing activities

Proceeds from issuance of long-term debt	40	750	—

Proceeds from issuance of convertible debt	—	10,600	—

Repurchase of common stock into treasury	—	—	(29,340)

Payment of long-term debt	(1,263)	(710)	(854)

Net activity in revolving line of credit	1,211	(6,064)	—

Excess benefit for deferred taxes on stock-based compensation	435	1,183	1,103

Proceeds from shareholder notes receivable	23	750	—

Proceeds from initial public offering, net of issuance costs of $4,246	—	78,559	—

Deferred financing costs	—	(256)	—

Proceeds from issuance of preferred stock, net of issuance costs of $244	5,123	—	—

Proceeds from issuance of common stock	830	2,014	1,576

Net cash provided by (used in) financing activities	6,399	86,826	(27,515)

Net increase (decrease) in cash and cash equivalents	(804)	78,027	(42,149)

Cash and cash equivalents at beginning of period	1,089	285	78,312

Cash and cash equivalents at end of period	$285	$78,312	$36,163

Supplemental cash flow information:

Cash paid for interest	$927	$1,182	$350

Cash paid for income taxes	17	830	134

Supplemental disclosure of non-cash investing and financing activities:

Capital leases entered into for purchase of equipment	$40	$—	$—

Shares surrendered into treasury for stock option exercise (see Note C)	—	—	457

Notes receivable issued to shareholders	1,753	—	—

Long-term note receivable received on sale of investment	—	—	297

Long-term investment acquired through sale of inventory	794	—	—

Shares surrendered for payment of shareholder note receivable	—	(307)	—

Conversion of debt to common stock	—	10,762	—

Conversion of redeemable preferred stock and accrued dividends to common stock	—	10,714	—

Preferred stock accretion	201	225	—

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	DESCRIPTION OF BUSINESS

Organization

The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. The Company is a developer, manufacturer and seller of lighting and energy management systems. The corporate offices and manufacturing operations are located in Manitowoc, Wisconsin and an operations facility is located in Plymouth, Wisconsin.

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

Short-term investments

Investments with maturities of greater than three months and less than one year are classified as short-term investments. All short-term investments are classified as available for sale and recorded at market value using the specific identification method. Changes in market value are reflected in the consolidated financial statements as “Accumulated other comprehensive income (loss)”. The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2008 and 2009 were as follows (in thousands):

	March 31, 2008
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments

Money market funds	$63,356	$—	$—	$63,356	$63,356	$—
Commercial paper	14,466	7	—	14,473	14,473	—
Government agency obligations	2,410	—	(6)	2,404	—	2,404

Total	$80,232	$7	$(6)	$80,233	$77,829	$2,404

	March 31, 2009
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments

Money market funds	$14,114	$—	$—	$14,114	$14,114	$—
Bank certificates of deposit	9,007	—	—	9,007	6,207	2,800
Commercial paper	3,690	—	—	3,690	—	3,690
Corporate obligations	2,257	—	(7)	2,250	2,250	—
Government agency obligations	12,412	—	(25)	12,387	12,387	—

Total	$41,480	$—	$(32)	$41,448	$34,958	$6,490

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). In February 2008, The Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted effective April 1, 2008, the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. As of March 31, 2009, the Company’s financial assets were measured at fair value in accordance with SFAS No. 157 employing level 1 inputs.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investments, accounts receivable, and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is also approximately equal to its fair value.

Accounts receivable

The majority of the Company’s accounts receivable are due from companies in the commercial, industrial and agricultural industries, and wholesalers. Credit is extended based on an evaluation of a customer’s financial condition. Generally, collateral is not required for end users; however, the payment of certain trade accounts receivable from wholesalers is secured by irrevocable standby letters of credit. Accounts receivable are generally due within 30-60 days. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.

Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 10.25%. As of March 31, 2009, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2010	$60
Fiscal 2011	25

Total gross receivable	85
Less: amount representing interest	(7)

Net contracts receivable	$78

Inventories

Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value; with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2008 and 2009, the Company had inventory obsolescence reserves of $530,000 and $668,000.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31,	March 31,
	2008	2009

Raw materials and components	$9,948	$9,629
Work in process	680	1,753
Finished goods	6,161	8,850

	$16,789	$20,232

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, purchase deposits, advance payments to contractors, prepaid income taxes and miscellaneous receivables.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews the carrying values of property and equipment for impairment when events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets’ carrying amount to determine if a write down to market value is required. No write downs were recorded in fiscal 2007, 2008 or 2009.

Property and equipment were comprised of the following (in thousands):

	March 31,
	2008	2009

Land and land improvements	$703	$822
Buildings	4,803	5,435
Furniture, fixtures and office equipment	2,256	3,432
Plant equipment	4,543	6,882
Construction in progress	2,918	11,366

	15,223	27,937
Less: accumulated depreciation and amortization	(3,684)	(4,938)

Net property and equipment	$11,539	$22,999

Equipment included above under capital leases were as follows (in thousands):

	March 31,
	2008	2009

Equipment	$1,206	$1,104
Less: accumulated amortization	(433)	(477)

Net equipment	$773	$627

Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Depreciable lives by asset category are as follows:

Land improvements	10 — 15 years
Buildings	10 — 39 years
Furniture, fixtures and office equipment	3 — 10 years
Plant equipment	3 — 10 years

In accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Costs, the Company capitalized $215,000 of interest for construction in progress for fiscal 2009. There was no interest capitalized in fiscal 2008 or 2007.

Patents and Licenses

In April 2008, the Company entered into a new employment agreement with the Company’s CEO, Neal Verfuerth, which superseded and terminated Mr. Verfuerth’s former employment agreement with the Company.

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

The Company capitalized $81,000, $171,000 and $1,121,000 of costs associated with obtaining patents and licenses in fiscal 2007, 2008 and 2009. Amortization expense recorded to cost of revenue for fiscal 2007, 2008 and 2009 was $19,000, $26,000 and $105,000. The costs and accumulated amortization for patents and licenses were $485,000 and $97,000 as of March 31, 2008; and $1,606,000 and $202,000 as of March 31, 2009. The average remaining useful life of the patents and licenses as of March 31, 2009 was approximately 14.1 years.

As of March 31, 2009, future amortization expense of the patents and licenses is estimated to be as follows (in thousands):

Fiscal 2010	$108
Fiscal 2011	108
Fiscal 2012	108
Fiscal 2013	104
Fiscal 2014	103
Thereafter	873

$1,404

The Company’s management periodically reviews the carrying value of patents and licenses for impairment. As a result of this review, the Company wrote off an immaterial amount in fiscal 2007. No write-offs were recorded in fiscal 2008 or fiscal 2009.

Investment

In June 2008, the Company sold its long-term investment consisting of 77,000 shares of preferred stock of a manufacturer of specialty aluminum products. The investment was originally acquired in July 2006 by exchanging products with a fair value of $794,000. The Company received cash proceeds from the sale in the amount of $986,000, which included accrued dividends of $128,000, and also received a promissory note in the amount of $297,000.

Other Long-Term Assets

Other long-term assets include $62,000 and $33,000 of deferred financing costs as of March 31, 2008 and March 31, 2009. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (6 to 15 years). For the year ended March 31, 2008, the amortization was $293,000, which included $256,000 related to the convertible debt issuance which was expensed upon the completion of our initial public offering. For the year ended March 31, 2009, the amortization was $29,000.

Other long-term assets also include a promissory note that the Company received upon the sale of the long-term investment noted above. The note provides for interest only payments at 7% for the first year and 15% for the second year and thereafter. The full principal amount of the note is due in June 2011. The note is secured by a personal guarantee from the CEO of the specialty aluminum products manufacturer.

Accrued Expenses

Accrued expenses include warranty accruals, accrued wages, accrued vacations, accrued insurance, sales tax payable and other miscellaneous accruals. Accrued subcontractor fees amounted to $916,000 and $463,000 as of

March 31, 2008 and March 31, 2009. Accrued bonus costs amounted to $968,000 and none as of March 31, 2008 and March 31, 2009. As of March 31, 2009, no accrued expenses exceeded 5% of current liabilities.

The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.

Changes in the Company’s warranty accrual were as follows (in thousands):

	March 31,
	2008	2009

Beginning of year	$45	$69
Provision to cost of revenue	242	30
Charges	(218)	(44)

End of year	$69	$55

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

The Company’s compensation committee approved an Executive Fiscal Year 2009 Annual Cash Incentive Program under our 2004 Stock and Incentive Awards plan which became effective as of July 30, 2008. The plan calls for performance and discretionary bonus payments ranging from 28-125% of the fiscal 2009 base salaries of the Company’s named executive officers. The range of fiscal 2009 financial performance-based bonus guidelines under the approved plan begins if the Company achieves a minimum of 1.125 times the fiscal 2008 revenue and/or up to 2.00 times the fiscal 2008 operating income, and will correspondingly increase on a pro rata basis up to a maximum of 1.67 times those initial measures. Based upon the results for the year ended March 31, 2009, the Company did not accrue any expense related to this plan.

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

In October 2008, the Company introduced a new financing program for a customer’s purchase of the Company’s energy management systems called the Orion Virtual Power Plant (“OVPP”). The OVPP is structured as a supply contract in which the Company commits to deliver a defined amount of energy savings at a fixed rate over the life of the contract, typically 60 months. Revenue is recognized on a monthly basis over the life of the contract upon successful installation of the system and customer acknowledgement that the product is operating as specified.

Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid Expenses and Other Current Assets on the Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $82,000 and $251,000 as of March 31, 2008 and 2009.

Deferred revenue relates to an obligation to provide maintenance on certain sales and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue is recognized when the services are delivered, which occurs in excess of a year after the original contract.

Deferred revenue was comprised of the following (in thousands):

	March 31,
	2008	2009

Deferred revenue — current liability	$134	$103
Deferred revenue — long term liability	41	36

Total deferred revenue	$175	$139

Shipping and Handling Costs

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records costs incurred in connection with shipping and handling of products as cost of product revenue. Amounts billed to customers in connection with these costs are included in product revenue.

Advertising

Advertising costs of $272,000, $448,000 and $608,000 for fiscal 2007, 2008 and 2009 were charged to operations as incurred.

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

The Company adopted FIN 48 on April 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination. The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits.

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. Realized tax benefits from the exercise of stock options were $435,000, $1,183,000 and $1,103,000 for the fiscal years 2007, 2008 and 2009.

Stock Option Plans

The Company accounts for share-based payments in accordance with SFAS 123(R), Share-Based Payment, for its stock option plans. SFAS 123(R) requires all share-based payments to employees to be measured at fair value and are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The Company adopted SFAS 123(R), as of the beginning of fiscal 2007, using the modified prospective method. Under this transition method, compensation cost recognized for the years ended March 31, 2007, 2008 and 2009 includes the current period’s cost for all stock options granted prior to, but not yet vested as of April 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to March 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123(R). Results for prior periods were not restated.

SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) be classified as financing cash flows. For the years ended March 31, 2007, 2008 and 2009, $435,000, $1,183,000 and $1,103,000 of such excess tax benefits were classified as financing cash flows.

The Company has used the Black-Scholes option-pricing model both prior to and following the adoption of SFAS 123(R). Beginning in fiscal 2007, the Company determined volatility based on an analysis of a peer group of public companies which was determined to be more reflective of the expected future volatility. For fiscal 2008 and 2009, the Company continues to use an analysis of a peer group of public companies to determine volatility and will continue to do so until the Company establishes sufficient history of the Company’s public stock price. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. Government issues with a remaining term equal to the expected term of the option. The expected term is based upon the vesting term of the Company’s options and expected exercise behavior. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.

The fair value of each option grant in fiscal 2007, 2008 and 2009 was determined using the assumptions in the following table:

	Fiscal Year Ended March 31,
	2007	2008	2009

Weighted average expected term	6.6 years	4.0 years	5.7 years
Risk-free interest rate	4.62%	3.92%	3.01%
Expected volatility	60%	60%	60%
Expected forfeiture rate	6%	6%	2%
Expected dividend yield	0%	0%	0%

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents. In accordance with EITF D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the $83,000 excess in fiscal 2007 of (1) fair value of the consideration transferred to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms was subtracted from net income to arrive at net income attributable to common shareholders in the calculation of earnings per share.

In addition, prior to the Company’s IPO, all series of the Company’s preferred stock participated in all undistributed earnings with the common stock. The Company allocated earnings to the common shareholders and participating preferred shareholders under the two-class method as required by EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company’s common stock and participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company’s participating preferred stock was not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends.

Diluted net income per common share reflects the dilution that would occur if preferred stock were converted, warrants and employee stock options were exercised, and shares issued per exercise of stock options for which the exercise price was paid by a non-recourse loan from the Company were outstanding. In the computation of diluted net income per common share, the Company uses the “if converted” method for preferred stock and restricted stock, and the “treasury stock” method for outstanding options and warrants. In addition, in computing the dilutive effect of the convertible notes, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. The effect of net income per common share is calculated based upon the following shares (in thousands except share amounts):

	Fiscal Year Ended March 31,
	2007	2008	2009

Numerator:
Net income	$929	$4,410	$511
Accretion of redeemable preferred stock and preferred stock dividends	(201)	(225)	—
Conversion of preferred stock	(83)	—	—
Participation rights of preferred stock in undistributed earnings	(205)	(775)	—

Numerator for basic net income per common share	440	3,410	511
Adjustment for convertible note interest, net of income tax effect	—	149	—
Preferred stock dividends and participation rights of preferred stock	406	1,000	—

Numerator for diluted net income per common share	$846	$4,559	$511

Denominator:
Weighted-average common shares outstanding	9,080,461	15,548,189	25,351,839
Weighted-average effect of preferred stock, restricted stock, convertible notes and assumed conversion of stock options and warrants	7,352,186	7,905,614	2,093,451

Weighted-average common shares and common share equivalents outstanding	16,432,647	23,453,803	27,445,290

The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2007	2008	2009

Series B preferred	2,989,830	—	—
Series C redeemable preferred	1,818,182	—	—
Common stock subject to non-recourse shareholder notes receivable	2,150,000	—	—
Common stock options	4,714,547	4,716,022	3,680,945
Common stock warrants	1,109,390	578,788	488,504

Total	12,781,949	5,294,810	4,169,449

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 26%, 28% and 19% of cost of revenue in fiscal 2007, 2008 and 2009.

In fiscal 2007 and 2009, there were no customers who individually accounted for greater than 10% of revenue. For fiscal 2008, one customer accounted for 17% of revenue.

One customer accounted for 19% of accounts receivable as of March 31, 2008 and, as of March 31, 2009, no customers accounted for more than 10% of accounts receivable.

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on its financial statements and related disclosures.

In April 2009, the FASB issued FSP FAS 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. The FSP amends and clarifies SFAS No. 141, Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for reporting periods beginning April 1, 2009. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its financial condition and results of operations, although its effects in future periods will depend on the nature and significance of potential business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in its first quarter ending June 30, 2009. The Company does not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in its first quarter ending June 30, 2009. The Company does not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in its first quarter ending on June 30, 2009. The Company does not expect that the adoption of FSP FAS 157-4 will have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Company will adopt SFAS 165 in the first quarter of fiscal 2010.

NOTE C —	RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company had non-interest bearing advances of $157,000 to a shareholder, and also held an unsecured, 1.46% note receivable due from the same shareholder in the amount of $67,000, including interest receivable. These advances and this note were repaid on August 2, 2007. During fiscal 2007 and 2008 the Company forgave $37,000 and $37,000 of shareholder advances as part of a contractual employment relationship.

The Company incurred fees of $78,000 and $24,000, which were paid to a shareholder as consideration for guaranteeing notes payable and certain accounts payable during fiscal 2007 and 2008. These fees were based on a percentage applied to the monthly outstanding balances or revolving credit commitments. These guarantees were released in fiscal 2008.

The Company incurred fees of $27,000 and $112,500 during fiscal 2007 and 2008 respectively, which were paid to an executive for intellectual property fees pursuant to an employment agreement. In April 2008, the intellectual property rights were purchased from the executive for a cash payment of $950,000. Please refer to “Patents and Licenses” under footnote B for additional disclosure.

During fiscal 2007, 2008 and 2009, the Company recorded revenue of $32,000, $136,000 and $49,000 for products and services sold to an entity for which the Company’s Chairman of the Board was the executive chairman. During fiscal 2008 and 2009, the Company purchased goods and services from the same entity in the amounts of $1,000 and $180,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

During fiscal 2007, 2008 and 2009, the Company recorded revenue of $42,000, $309,000 and $109,000 for products and services sold to an entity for which a member of the board of directors serves as the chief executive officer. During the same timeframes, the Company purchased goods and services from the same entity in the amounts of $265,000, $368,000 and $430,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

During fiscal 2009, the Company recorded revenue of $90,000 for products and services sold to an entity for which a member of the board of directors serves as an executive vice president. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

During fiscal 2009, the Company affected a net stock option exercise with an executive vice president. The executive exercised 573,651 non-qualified stock options and surrendered 317,269 shares in lieu of a cash payment. The surrendered shares were valued at $4.25, the market closing price of the Company’s stock on the date of exercise. The $457,000 value of the exercise price of the shares surrendered and the $891,000 of the related taxes on the transaction were placed into the Company’s treasury stock.

NOTE D —	LONG-TERM DEBT

Long-term debt as of March 31, 2008 and 2009 consisted of the following (in thousands):

	March 31,
	2008	2009

Term note	$1,440	$1,235
First mortgage note payable	1,045	990
Debenture payable	922	885
Lease obligations	536	227
Other long-term debt	1,373	1,125

Total long-term debt	5,316	4,462
Less current maturities	(843)	(815)

Long-term debt, less current maturities	$4,473	$3,647

Revolving Credit Agreement

On March 18, 2008, the Company entered into a credit agreement (“Credit Agreement”) to replace a previous agreement between the Company and Wells Fargo Bank, N.A. The Credit Agreement provides for a revolving credit facility (“Line of Credit”) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. The Company has a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the Line of Credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. In December 2008, the Company briefly drew $4.0 million on the line of credit due to the timing of treasury repurchases and funds available in the Company’s operating account. In May 2009, the Company completed an amendment to the Credit Agreement, effective as of March 31, 2009, which formalized Wells Fargo’s prior consent to our treasury repurchase program, increased the capital expenditures covenant for fiscal 2009 and revised certain financial covenants by adding a minimum requirement for unencumbered liquid assets, increasing the quarterly rolling net income requirement and modifying the merger and acquisition covenant exemption. As of March 31, 2009 and 2008, there was no outstanding balance due on the Line of Credit. Borrowings allowed under the Line of Credit as of March 31, 2009 were $14.4 million based upon available working capital, as defined.

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

The Credit Agreement is secured by a first lien security interest in all of the Company’s accounts receivable, general intangibles and inventory, and a second lien priority in all of the Company’s equipment and fixtures and contains certain financial covenants including minimum net income requirements and requirements that the Company maintain net worth and fixed charge coverage ratios at prescribed levels. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets. As of March 31, 2009 the Company was in compliance with all covenant provisions, as amended. The Company used proceeds in the amount of $6.0 million from its convertible note placement to pay down the previous revolving line of credit during fiscal 2008.

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

First Mortgage Note Payable

The Company’s first mortgage note payable has an interest rate of prime plus 2% (effective rate of 5.25% at March 31, 2009), and requires monthly payments of principal and interest of $10,000 through September 2014. The mortgage is secured by a first mortgage on the Company’s manufacturing facility. The mortgage includes certain prepayment penalties and various restrictive covenants, with which the Company was in compliance as of March 31, 2009.

Debenture Payable

The Company’s debenture payable was issued by Certified Development Company at an effective interest rate of 6.18%. The balance is payable in monthly principal and interest payments of $8,000 through December 2024 and is guaranteed by United States Small Business Administration 504 program. The amount due was collateralized by a second mortgage on manufacturing facility.

Lease Obligations

The Company’s capital lease obligations have been recorded at rates of 6.5% to 12.1%. The leases are payable in installments through April 2011 and are collateralized by the related leased equipment.

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

Other long-term debt consists of block grants and equipment loans from local governments. Interest rates range from 2.0% to 4.9%. The amounts due are collateralized by purchase money security interests in plant equipment.

Repayment of up to $250,000 may be forgiven beginning in 2010 if the Company is able to create certain types and numbers of jobs within the lending localities.

Aggregate Maturities

As of March 31, 2009, aggregate maturities of long-term debt were as follows (in thousands):

Fiscal 2010	$815
Fiscal 2011	632
Fiscal 2012	623
Fiscal 2013	519
Fiscal 2014	526
Thereafter	1,347

$4,462

NOTE E —	CONVERTIBLE NOTES

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

NOTE F —	INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ending (in thousands):

	Fiscal Year Ended March 31,
	2007	2008	2009

Current	$438	$1,784	$782
Deferred	(213)	966	145

	$225	$2,750	$927

	2007	2008	2009

Federal	$295	$2,494	$824
State	(70)	256	103

	$225	$2,750	$927

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2007	2008	2009

Statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net	7.9%	4.2%	11.0%
Stock-based compensation expense	3.9%	2.7%	21.2%
Federal tax credit	(13.3)%	(1.5)%	(2.7)%
State tax credit	(16.5)%	(1.0)%	(1.5)%
Change in valuation reserve	0.0%	0.0%	1.4%
Change in tax contingency reserve	0.0%	(0.1)%	0.7%
Other, net	3.5%	(0.2)%	0.4%

Effective income tax rate	19.5%	38.1%	64.5%

The net deferred tax assets reported in the accompanying consolidated financial statements include the following components (in thousands):

	March 31,
	2008	2009

Federal and state operating loss carryforwards	$79	$74
Tax credit carryforwards	772	856
Inventory, accruals and reserves	330	464
Non qualified stock options	325	434
Other	249	287

Total deferred tax assets	1,755	2,115
Deferred revenue	(195)	(94)
Fixed assets	(172)	(724)
Other	(102)	(132)

Total deferred liabilities	(469)	(950)
Valuation Allowance	—	(24)

Net deferred tax assets	$1,286	$1,141

The Company is eligible for tax benefits associated with the excess tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return. Benefits of $1.2 million and $1.1 million were recorded in fiscal 2008 and 2009 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized in the current year.

As of March 31, 2009, the Company has U.S. Federal net operating loss carryforwards of approximately $4.9 million that are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has U.S. State net operating loss carryforwards of approximately $4.8 million, of which $3.8 million are associated with the exercise of non-qualified stock options. The benefit from the net operating losses created from these exercises will be recorded as a reduction in taxes payable and a credit to additional paid-in capital in the period in which the benefits are realized.

As of March 31, 2009, the Company also has federal tax credit carryforwards of approximately $506,000, of which $170,000 are amounts that have not yet been recognized by the Company in it’s financial statements, and state tax credit carryforwards of $473,000, which is net of the valuation allowance of $24,000. Management believes it is more likely than not that the Company will realize the benefits of most of these assets and has reserved for an allowance due to the Company’s state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. Both the net operating losses and tax credit carryforwards expire between 2020 and 2029.

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

As of March 31, 2009 the balance of gross unrecognized tax benefits was approximately $397,000, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect any of these amounts to change in the next twelve months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

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

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2008	March 31, 2009

Unrecognized tax benefits as of beginning of fiscal year	$160	$392
Additions upon adoption of FIN 48	210	—
Decreases relating to settlements with tax authorities	(5)	(5)
Additions based on tax positions related to the current period positions	22	10

Unrecognized tax benefits as of end of fiscal year	$392	$397

NOTE G —	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $413,000, $924,000 and $1,082,000 for fiscal 2007, 2008 and 2009. Total annual commitments under non-cancelable operating leases with terms in excess of one year at March 31, 2009 are as follows (in thousands):

Fiscal 2010	$1,297
Fiscal 2011	983
Fiscal 2012	896
Fiscal 2013	394
Fiscal 2014	131

$3,701

Purchase Commitments

The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2009, the Company had entered into $10.1 million of purchase commitments related to fiscal 2010, including $0.5 million related to the remaining capital committed for the corporate technology center, $0.6 million for completion of information technology systems and $7.4 million for inventory purchases.

Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. In fiscal 2007, 2008 and 2009, the Company made matching contributions of approximately $7,000, $10,000 and $15,000.

Litigation

In February and March 2008, purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, several of its officers, all members of the then existing board of directors, and certain underwriters relating to the Company’s December 2007 IPO. The plaintiffs claim to represent those persons who purchased shares of the Company’s common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in the Company’s IPO registration statement and prospectus. The complaints allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.

On August 1, 2008, the court-appointed lead plaintiff filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On September 15, 2008, the Company and the other director and officer defendants filed a brief in support of their motion to dismiss the consolidated complaint. On November 13, 2008, the lead plaintiff filed a brief in opposition to the motion to dismiss. On December 15, 2008, the Company and the other director and officer defendants filed a reply brief in support of their motion to dismiss. In addition, the underwriter defendants and the lead plaintiff filed a set of briefs in January and March, 2009 in connection with the underwriter defendants’ motion to dismiss. Having been fully briefed, the respective motions to dismiss are awaiting the court’s review and decision.

The Company believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage or a judgment which is not covered by insurance could materially and adversely affect the Company’s financial condition, results of operations and cash flows. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

NOTE H —	SHAREHOLDERS’ EQUITY

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

Share Repurchase Program and Treasury Stock

In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of the Company’s outstanding common stock. In December 2008, the Company’s board of directors supplemented the share repurchase program authorizing the Company to repurchase up to an additional $10 million of the Company’s outstanding common stock. As of March 31, 2009, the Company had repurchased 6,971,090 shares of common stock at a cost of $29.3 million under the program.

In fiscal 2008, certain shareholder receivables were settled with shares of common stock. The shares tendered totaled 306,932 and are held as treasury stock by the Company.

In fiscal 2009, the Company affected a net stock option exercise with an executive vice president. The executive surrendered 317,629 shares in lieu of a cash payment to cover the exercise price and taxes related to the stock option exercise. The shares surrendered were valued at $4.25, the closing market price of the Company’s stock on the date of exercise.

Shareholder Rights Plan

On January 7, 2009, the Company’s Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one common share purchase right (a “Right”) for each outstanding share of the Company’s common stock. The issuance date for the distribution of the Rights was February 15, 2009 to shareholders of record on February 1, 2009. Each Right entitles the registered holder to purchase from the Company one share of the Company’s common stock at a price of $30.00 per share, subject to adjustment (the “Purchase Price”).

The Rights will not be exercisable (and will be transferable only with the Company’s common stock) until a “Distribution Date” occurs (or the Rights are earlier redeemed or expire). A Distribution Date generally will occur on the earlier of a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the Company’s outstanding common stock (a “Shares Acquisition Date”) or 10 business days after the commencement of, or the announcement of an intention to make, a tender offer or exchange offer that would result in any such person or group of persons acquiring such beneficial ownership.

If a person becomes an Acquiring Person, holders of Rights (except as otherwise provided in the shareholder rights plan) will have the right to receive that number of shares of the Company’s common stock having a market value of two times the then-current Purchase Price, and all Rights beneficially owned by an Acquiring Person, or by certain related parties or transferees, will be null and void. If, after a Shares Acquisition Date, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right (except as otherwise provided in the shareholder rights plan) will thereafter have the right to receive that number of shares of the acquiring company’s common stock which at the time of such transaction will have a market value of two times the then-current Purchase Price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company. At any time prior to a person becoming an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. Unless they are extended or earlier redeemed or exchanged, the Rights will expire on January 7, 2019.

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

In fiscal 2008, all director and shareholder notes and advances, along with accrued interest, were settled, either in cash or with shares. Total principal payments were $985,800 and shares tendered totaled 306,932. Concurrent with the above transaction, the Company issued 306,932 non-qualifying stock options with a fair value exercise price of $4.49. In accordance with SFAS 123(R) the Company recognized stock-based compensation expense with respect to such grants of $224,000 in fiscal 2008 and $127,000 in fiscal 2009.

NOTE I —	STOCK OPTIONS AND WARRANTS

The Company grants stock options and stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 9,000,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of ten years. In the past, the Company has granted both incentive stock options and non-qualified stock options, although in July 2008, the Company adopted a policy of only granting non-qualified stock options. Stock awards have no vesting period and have been issued to certain non-employee directors pursuant to elections made under the non-employee director compensation plan, which became effective upon the closing of the Company’s IPO. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company. In December 2007, upon the closing of our IPO, an additional 1,500,000 shares were made available for grant under our 2004 Stock and Incentive Awards Plan.

Prior to our IPO, certain non-employee directors elected to receive stock awards in lieu of cash compensation under the non-employee director compensation plan which became effective upon the closing of our IPO. The Company granted 2,210 shares from the 2004 Stock Incentive Awards Plan as pro-rata compensation for fiscal 2008. The shares were issued in January 2008 and valued at the Company’s initial public offering price. In fiscal 2009, the Company granted 16,627 shares from the 2004 Stock Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $3.00 to $11.61 per share.

In accordance with the adoption of SFAS 123(R), the following amounts of stock-based compensation were recorded (in thousands):

	Fiscal Year Ended
	2007	2008	2009

Cost of product revenue	$24	$122	$269
General and administrative	154	852	676
Sales and marketing	153	375	587
Research and development	32	42	45

	$363	$1,391	$1,577

The number of shares available for grant under the plans were as follows:

Available at March 31, 2006	2,048,200
Granted stock options	(1,657,500)
Forfeited	280,000

Available at March 31, 2007	670,700
Amendment to Plan; concurrent with IPO	1,500,000
Granted stock options	(737,432)
Granted shares	(2,210)
Forfeited	51,000

Available at March 31, 2008	1,482,058
Granted stock options	(731,879)
Granted shares	(16,627)
Forfeited	337,402

Available at March 31, 2009	1,070,954

The following table summarizes information with respect to outstanding stock options:

			Weighted
		Weighted	Average
		Average	Fair Value
	Number of	Exercise	of Options	Aggregate Intrinsic
	Shares	Price	Granted	Value

Outstanding at March 31, 2006	6,394,730	1.06	$1.54
Granted	1,657,500	2.26
Exercised	(3,057,683)	.84
Forfeited	(280,000)	2.25

Outstanding at March 31, 2007	4,714,547	1.56	$1.35
Granted	737,432	6.09
Exercised	(684,957)	1.27
Forfeited	(51,000)	2.05

Outstanding at March 31, 2008	4,716,022	2.30	$3.03

Granted	731,879	7.58
Exercised	(1,429,554)	1.24
Forfeited	(337,402)	6.26

Outstanding at March 31, 2009	3,680,945	3.40	$4.25	$6,476,518

Exercisable at March 31, 2009	1,859,118			$4,261,334

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2009:

	March 31, 2009
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Price	Outstanding	(Years)	Price	Vested	Price

$0.69	381,175	2.14	$0.69	381,175	$0.69
0.75 — 0.94	307,420	2.35	0.91	287,420	0.92
1.23 — 1.50	135,400	4.58	1.46	135,400	1.46
2.20 — 2.25	1,438,446	7.35	2.21	573,446	2.22
2.50 — 2.75	197,800	7.18	2.51	97,000	2.52
3.00 — 4.32	55,352	9.77	3.65
4.49 — 4.76	453,027	8.53	4.53	341,527	4.49
5.23 — 6.05	322,123	9.40	5.48
9.00 — 10.04	148,500	9.00	9.35	23,150	9.00
10.14 — 11.61	241,702	9.07	11.11	20,000	10.14

	3,680,945	6.82	$3.40	1,859,118	$2.25

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $4.41 as of March 31, 2009.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2009 is as follows (in thousands):

Fiscal 2010	$1,308
Fiscal 2011	1,249
Fiscal 2012	1,237
Fiscal 2013	642
Fiscal 2014	226
Thereafter	116

$4,778
Remaining weighted average expected term	5.6 years

The Company has issued warrants to placement agents in connection with various stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. Warrants issued in fiscal 2007 were treated as offering costs and valued at $18,000. There were no warrants issued in fiscal 2008 or fiscal 2009. Warrants issued were valued using the following assumptions:

	Fiscal 2007	Fiscal 2008	Fiscal 2009

Dividend yield	0.00%	—	—
Weighted average risk-free interest rate	4.62%	—	—
Weighted average contractual term	5 years	—	—
Expected volatility	60%	—	—

Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at March 31, 2006	1,098,574	$2.24
Issued	19,580	2.41
Exercised	(7,966)	1.80
Cancelled	(798)	1.50

Outstanding at March 31, 2007	1,109,390	2.24
Issued	—	—
Exercised	(526,766)	2.17
Cancelled	(3,836)	1.50

Outstanding at March 31, 2008	578,788	2.31
Issued	—	—
Exercised	(90,284)	2.32
Cancelled	—	—

Outstanding at March 31, 2009	488,504	$2.31

A summary of outstanding warrants as of March 31, 2009 follows:

	Number of
Exercise Price	Warrants	Expiration

$2.25	38,980	Fiscal 2014
$2.30	412,264	Fiscal 2010
$2.50	37,260	Fiscal 2011

Total	488,504

NOTE J —	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended March 31, 2009 and March 31, 2008 are as follows

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2008	2008	2008	2009	Total
	(In thousands, except per share amounts)

Total revenue	$16,106	$18,760	$22,375	$15,393	$72,634
Gross profit	5,197	6,335	7,420	4,646	23,598
Net income (loss)	34	453	1,154	(1,130)	511
Accretion of redeemable preferred stock and preferred stock dividends	—	—	—	—	—
Participation rights of preferred stock in undistributed earnings	—	—	—	—	—
Net income (loss) attributable to common shareholders	$34	$453	$1,154	$(1,130)	$511
Basic net income (loss) per share attributable to common shareholders	$0.00	$0.02	$0.05	$(0.05)	$0.02
Shares used in basic per share calculation	27,038	26,960	25,204	22,154	25,352
Diluted net income (loss) per share attributable to common shareholders	$0.00	$0.02	$0.04	$(0.05)	$0.02
Shares used in diluted per share calculation	30,015	29,019	26,415	22,154	27,445

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2007	2007	2007	2008	Total
	(In thousands, except per share amounts)

Total revenue	$16,721	$18,405	$23,311	$22,250	$80,687
Gross profit	5,603	6,321	8,254	8,047	28,225
Net income	748	1,053	1,153	1,456	4,410
Accretion of redeemable preferred stock and preferred stock dividends	(75)	(75)	(75)	—	(225)
Participation rights of preferred stock in undistributed earnings	(219)	(292)	(264)	—	(775)
Net income attributable to common shareholders	$454	$686	$814	$1,456	$3,410
Basic net income per share attributable to common shareholders	$0.05	$0.06	$0.06	$0.05	$0.22
Shares used in basic per share calculation	9,950	10,712	13,889	26,952	15,548
Diluted net income per share attributable to common shareholders	$0.04	$0.06	$0.05	$0.05	$0.19
Shares used in diluted per share calculation	18,088	19,782	22,858	30,070	23,454

The four quarters for net earnings per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Orion Energy System, Inc.’s disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors: and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management believes that, as of March 31, 2009, our internal control over financial reporting was effective.

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. That report appears in Item 8 under the heading “Report of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

The following significant deficiencies were identified during our fiscal 2008 audit and have since been remediated: (i) our lack of segregation of certain key duties; (ii) our need for enhanced restrictions on user access to certain of our software programs; (iii) the necessity for us to implement an enhanced project tracking/deferred revenue accounting system to recognize the complexities of our business processes and, ultimately, the recognition of revenue and deferred revenue; and (iv) our need for improved financial statement closing and reporting processes. Except in connection with the foregoing, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended March 31, 2009, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Orion Energy System Inc.’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Orion Energy System Inc.’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Orion Energy System Inc.’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Orion Energy System Inc.’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for our 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our financial statements are set forth in Item 8 of this Form 10-K.

(b)	Financial Statement Schedule

		SCHEDULE II
		VALUATION and QUALIFYING ACCOUNTS
		Balance at	Provisions		Balance at
		Beginning of	Charged to	Write offs	End of
		Period	Expense	and Other	Period
		(In thousands)

March 31,
2007	Allowance for Doubtful Accounts	$38	51	—	$89
2008	Allowance for Doubtful Accounts	89	66	76	79
2009	Allowance for Doubtful Accounts	79	178	35	222
2007	Inventory Obsolescence Reserve	$355	94	1	$448
2008	Inventory Obsolescence Reserve	448	376	294	530
2009	Inventory Obsolescence Reserve	530	149	11	668

EXHIBIT INDEX

Number	Exhibit Title

2.1	Form of Series C Senior Convertible Preferred Stock Purchase Agreement, including exhibits, by and among Orion Energy Systems, Inc. and the signatories thereto, filed as Exhibit 2.1 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 2.1.
3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 3.1.
3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.5 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 3.2.
4.1	Amended and Restated Investors’ Rights Agreement by and among Orion Energy Systems, Inc. and the signatories thereto, dated August 3, 2007, filed as Exhibit 4.1 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.1.
4.2	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc. , filed as Exhibit 4.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.2.
4.3	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc. , filed as Exhibit 4.4 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.3.
4.4	Rights Agreement, dated as of January 7, 2009, between Orion Energy Systems, Inc. and Wells Fargo Bank, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights, filed as Exhibit 4.1 to the Registrant’s Form 8-A filed January 8, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 4.4.
10.1	Credit Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc., Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.1.
10.2	First Amendment, dated May 15, 2009, to the Credit Agreement, dated as of March 18, 2008, among the Company, Great Lakes Energy Technologies, LLC, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 20, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.2.*
10.3	Revolving Line of Credit Note, dated March 18, 2008, by and between Orion Energy Systems, Inc., Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.3.
10.4	Separation Agreement by and between Orion Energy Systems, Inc. and Bruce Wadman, effective July 5, 2007, filed as Exhibit 10.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.4.*
10.5	Separation Agreement by and between Orion Energy Systems, Inc. and James Prange, effective July 18, 2007, filed as Exhibit 10.4 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.5.*
10.6	Orion Energy Systems, Inc. 2003 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.6.*
10.7	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2003 Stock Option Plan, filed as Exhibit 10.7 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.7.*
10.8	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.8.*
10.9	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.9.*

Number	Exhibit Title

10.10	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.11 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.10.*
10.11	Form of Promissory Note and Collateral Pledge Agreement in favor of Orion Energy Systems, Inc. in connection with option exercises (all such notes were paid in full in July and August 2007), filed as Exhibit 10.12 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.11.*
10.12	Summary of Non-Employee Director Compensation, filed as Exhibit 10.15 to the Registrant’s Form S-1 filed November 16, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.12.*
10.13	Executive Employment and Severance Agreement, dated February 15, 2008, by and between Orion Energy Systems, Inc. and Daniel J. Waibel, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.13* (replaced by Exhibit 10.14 to this Form 10-K on August 12, 2008).
10.14	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Daniel J. Waibel, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.14.*
10.15	Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.15.*
10.16	Executive Employment and Severance Agreement, dated February 20, 2008, by and between Orion Energy Systems, Inc. and Eric von Estorff, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.16.*
10.17	Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Erik G. Birkerts, filed as Exhibit 10.4 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.17* (replaced by Exhibit 10.18 to this Form 10-K on August 12, 2008).
10.18	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Erik G. Birkerts, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.18.*
10.19	Executive Employment and Severance Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.19.*
10.20	Executive Employment and Severance Agreement, dated April 14, 2008, by and between Orion Energy Systems, Inc. and Neal R. Verfuerth, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 18, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.20.*
10.21	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Scott R. Jensen, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.21.*
10.22	Executive Employment and Severance Agreement, dated February 4, 2009, by and between Orion Energy Systems, Inc. and Patricia A. Verfuerth, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.22.*
10.23	Patent and Trademark Security Agreement by and between Orion Energy Systems, Inc. and Wells Fargo Bank, National Association, Acting Through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, filed as Exhibit 10.13 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.23.

Number	Exhibit Title

10.24	Patent and Trademark Security Agreement by and between Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, Acting Through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, filed as Exhibit 10.14 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.24.
21.1	Subsidiaries of Orion Energy Systems, Inc.**
23.1	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.**
31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.**
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2009.

ORION ENERGY SYSTEMS, INC.

By:	/s/ Neal R. Verfuerth
Neal R. Verfuerth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Neal R. Verfuerth Neal R. Verfuerth	President and Chief Executive Officer and Director (Principal Executive Officer)	June 15, 2009

/s/ Scott R. Jensen Scott R. Jensen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 15, 2009

/s/ Thomas A. Quadracci Thomas A. Quadracci	Chairman of the Board	June 15, 2009

/s/ Michael J. Potts Michael J. Potts	Director	June 15, 2009

/s/ Roland G. Stephenson Roland G. Stephenson	Director	June 15, 2009

/s/ James R. Kackley James R. Kackley	Director	June 15, 2009

/s/ Russell M. Flaum Russell M. Flaum	Director	June 15, 2009

/s/ Mark C. Williamson Mark C. Williamson	Director	June 15, 2009