Form 10-K/A
period 2009-03-31
ORION ENERGY SYSTEMS, INC.
filed 2009-07-29
CIK 1409375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33887
Orion Energy Systems, Inc.
(Exact name of Registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1847269 (I.R.S. Employer Identification No.)

2210 Woodland Drive, Manitowoc, WI (Address of principal executive offices)	54220 (Zip Code)

(920) 892-9340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, no par value	The NASDAQ Global Market
Common stock purchase rights	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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

At July 22, 2009, there were 21,671,176 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

Orion Energy Systems, Inc. hereby amends its Annual Report on Form 10-K for the year ended March 31, 2009 to include the information required by Part III. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Annual Report on Form 10-K filed on June 15, 2009, except (i) as required to reflect the additional information included in Part III of this Form 10-K/A; (ii) as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, to reflect in Item 15 of Part IV currently dated certifications from the Chief Executive Officer and Chief Financial Officer of Orion Energy Systems, Inc., which are attached hereto as Exhibits 31.1, 31.2 and 32.1; and (iii) to update the Exhibit Index to reflect three additional exhibits. As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “Orion,” “we,” “us,” “our,” “the Company” and similar references are to Orion Energy Systems, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Form 10-K/A includes forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. When used in this Form 10-K/A, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K/A. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K/A. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K/A. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

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

You are urged to carefully consider these factors and the other factors described under Part I. Item 1A. “Risk Factors” of our Form 10-K filed on June 15, 2009 when evaluating any forward-looking statements, and you should not place undue reliance on these forward-looking statements.

Except as required by applicable law, we assume no obligation to update any forward-looking statements publicly or to update the reasons why actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information with respect to our current directors is set forth below.

Class I Directors — Terms Expiring 2011

Thomas A. Quadracci, 61, has served as chairman of our board since 2006. Mr. Quadracci was executive chairman of Quad/Graphics, Inc., one of the United States’ largest commercial printing companies that he co-founded in 1971, until January 1, 2007, where he also served at various times as executive vice president, president and chief executive officer, and chairman and chief executive officer. Mr. Quadracci also founded and served as President of Quad/Tech, Inc., a manufacturer and marketer of industrial controls, until 2002.

Michael J. Potts, 45, has been our executive vice president since 2003 and has served as a director since 2001. Mr. Potts joined our company as our vice president — technical services in 2001. From 1988 through 2001, Mr. Potts was employed by Kohler Co., one of the world’s largest manufacturers of plumbing products. From 1990 through 1999 he held the position of supervising engineer — energy in Kohler’s energy and utilities department. In 2000, Mr. Potts assumed the position of supervisor — energy management group of Kohler’s entire corporate energy portfolio, as well as the position of general manager of its natural gas subsidiary. Mr. Potts is licensed as a professional engineer in Wisconsin.

Class II Directors — Terms Expiring 2009

Russell M. Flaum, 59, has served as a director since his election to the board of directors on September 10, 2008. Mr. Flaum retired in July 2009 from his position as executive vice president of Illinois Tool Works Inc., a manufacturer of engineered components and industrial systems, in which he had served since 1992. Between 1986 and 1992, Mr. Flaum held various sales, marketing and executive positions with Illinois Tool Works Inc. following its acquisition of Signode Corporation, where he had worked since 1975. Mr. Flaum also currently serves as a director and member of the executive committee of the National Association of Manufacturers, and as a member of the advisory board of Z Capital Partners, L.L.C. Mr. Flaum was a director of Ryerson Tull Inc. from 2004 to 2007, and a director of Quanex Corporation from 1997 to 2007.

Roland G. Stephenson, 63, was appointed to our board of directors on September 10, 2008. Mr. Stephenson is the chief executive officer and a significant shareholder of Faith Technologies, Inc., a full-service electrical and specialty systems contractor firm headquartered in Menasha, Wisconsin, with locations in five other states and a national scope of operations. Prior to being appointed chief executive officer in January 2009, Mr. Stephenson had served as the president of Faith Technologies, Inc. since 2002.

Mark C. Williamson, 55, was appointed to our board of directors on April 29, 2009. Mr. Williamson has been a partner of Putnam Roby Williamson Communications of Madison, Wis., a strategic communications firm specializing in energy utility matters, since 2008. He has more than 20 years of executive-level utility experience. Prior to joining Putnam Roby Williamson Communications, Mr. Williamson was vice president of major projects for American Transmission Company from 2002 to 2008, served as executive vice president and chief strategic officer with Madison Gas and Electric Company from 1986 to 2002 and, prior to 1986, was a trial attorney with the Madison firm Geisler and Kay S.C.

Class III Directors — Terms Expiring 2010

Neal R. Verfuerth, 50, has been a director since 1998 and our chief executive officer since 2005. From 1998 until July 22, 2009, Mr. Verfuerth also served as our president. He co-founded our company in 1996 and served until 1998 as our vice president. From 1993 to 1996, he was employed as director of sales/marketing and product development of Lights of America, Inc., a manufacturer and distributor of compact fluorescent lighting technology. Prior to that time, Mr. Verfuerth served as president of Energy 2000/Virtus Corp., a solar heating and energy efficient lighting business. Mr. Verfuerth has invented many of our products, principally our Compact Modular energy efficient lighting system, and other related energy control technologies used by our company. He is married to our vice president of operations, Patricia A. Verfuerth.

James R. Kackley, 67, became our president and chief operating officer on July 22, 2009, and has served as a director since 2005. Mr. Kackley practiced as a public accountant for Arthur Andersen, LLP from 1963 to 1999. From 1974 to 1999, he was an audit partner for the firm. In addition, in 1998 and 1999, he served as chief financial officer for Andersen Worldwide. From June 1999 to May 2002, Mr. Kackley served as an adjunct professor at the Kellstadt School of Management at DePaul University. Mr. Kackley serves as a director, a member of the executive committee and the audit committee chairman of Herman Miller, Inc., and as a director and member of the management resources and compensation committee and audit committee of PepsiAmericas, Inc. He also served as a director and a member of the nominating and governance committee and the audit committee of Ryerson, Inc. prior to its sale.

Executive Officers

Information with respect to our executive officers is set forth below.

The following table sets forth information as of July 22, 2009 regarding our current executive officers:

Name	Age	Position

Neal R. Verfuerth	50	Chief Executive Officer and Director
James R. Kackley	67	President, Chief Operating Officer and Director
Erik G. Birkerts	42	Executive Vice President
Scott R. Jensen	42	Chief Financial Officer and Treasurer
Daniel J. Waibel	42	President, Orion Asset Management Division
Michael J. Potts	45	Executive Vice President and Director
Eric von Estorff	44	Vice President, General Counsel and Secretary
Patricia A. Verfuerth	50	Vice President of Operations
John H. Scribante	44	Senior Vice President of Business Development

The following biographies describe the business experience of our executive officers. (For biographies of Messrs. Verfuerth, Kackley and Potts, see “Directors” above.)

Erik G. Birkerts became our executive vice president on July 22, 2009, after serving as our chief operating officer since July 15, 2008. Prior to that time, he served as our vice president of strategic initiatives since March 2007. Mr. Birkerts founded and served as president of The Prairie Partners Group LLC, a business strategy consulting firm that worked with Fortune 500 and middle-market companies to create sales strategies, from 2000 through February 2007. Mr. Birkerts was the general manager of strategic development for Network Commerce, a technology company, from 1999 to 2000. From 1997 to 1999, he was a management consultant with Frank Lynn & Associates, a marketing consulting firm. Mr. Birkerts also worked as a bank examiner with the Federal Reserve Bank of New York from 1989 to 1994.

Scott R. Jensen has been our chief financial officer and treasurer since July 15, 2008. Prior to being appointed our chief financial officer and treasurer, Mr. Jensen served as our controller and vice president of corporate finance since 2007, and as our director of finance from 2004 to 2007. From 2002 to 2004, Mr. Jensen was the manager of financial planning and analysis at the Mirro Co. (a division of Newell Rubbermaid). Mr. Jensen is a certified public accountant.

Daniel J. Waibel has been president of the Orion Asset Management Division since July 15, 2008. Prior to being appointed president of the Orion Asset Management Division, Mr. Waibel served as our chief financial officer and treasurer since 2001. Mr. Waibel has over 19 years of financial management experience, and is a certified public accountant and a certified management accountant. From 1998 to 2001, he was employed by Radius Capital Partners, LLC, a venture capital and business formation firm, as a principal and chief financial officer. From 1994 through 1998, Mr. Waibel was chief financial officer of Ryko Corporation, an independent recording music label. From 1992 to 1994, Mr. Waibel was controller and general manager of Chippewa Springs, Ltd., a premium beverage company. From 1990 to 1992, Mr. Waibel was director of internal audit for Musicland Stores Corporation, a music retailer. Mr. Waibel was employed by Arthur Andersen, LLP from 1982 to 1990 as an audit manager.

Eric von Estorff has been our vice president, general counsel and secretary since 2003. From 1997 to 2003, Mr. von Estorff was employed as corporate counsel and corporate secretary of Quad/Graphics, Inc. one of the United States’ largest commercial printing companies, where he concentrated in the areas of acquisitions and strategic combinations, complex contracts and business transactions, finance and lending agreements, real estate and litigation management. Prior to his employment at Quad/Graphics, Inc., Mr. von Estorff was associated with a Milwaukee, Wisconsin-based law firm from 1994 to 1997.

Patricia A. Verfuerth has been our vice president of operations since 1997 and served as corporate secretary of our company from 1998 through mid-2003. Ms. Verfuerth is currently on leave. She was employed by Lights of America, Inc., a manufacturer and distributor of compact fluorescent lighting technology, from 1991 to 1997. At Lights of America, Inc., Ms. Verfuerth was responsible for recruiting and training of staff and as liaison to investor-owned utilities for their residential demand side management initiatives. From 1989 to 1992, she was operations manager for Energy 2000/Virtus Corp, a solar heating and energy efficient lighting business. She is married to our president and chief executive officer, Neal R. Verfuerth.

John H. Scribante has been our senior vice president of business development since 2007. Mr. Scribante served as our vice president of sales from 2004 until 2007. Prior to joining our company, Mr. Scribante co-founded and served as chief executive officer of Xe Energy, LLC, a distribution company that specialized in marketing energy reduction technologies, from 2003 to 2004. From 1996 to 2003, he co-founded and served as president of Innovize, LLC, a company that provided outsourcing services to mid-market manufacturing companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our common stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) of our common stock with the Securities and Exchange Commission, which we refer to as the “SEC.” The SEC requires executive officers, directors and greater than ten percent shareholders to furnish us with copies of all these forms filed with the SEC.

To our knowledge, based solely upon our review of the copies of these forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that all of our executive officers and directors complied with their reporting obligations during fiscal 2009.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, employees and officers, including our principal executive officer, our principal financial officer, our controller and persons performing similar functions. Our Code of Conduct is available on our web site at www.oriones.com. Future material amendments or waivers relating to the Code of Conduct will be disclosed on our web site referenced in this paragraph within four business days following the date of such amendment or waiver.

Shareholder Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Audit and Finance Committee

Our board of directors has established an audit and finance committee. Our board of directors adopted a charter for our audit and finance committee on June 27, 2007, and the charter is available on our web site at www.oriones.com. Our audit and finance committee reviews its charter at least annually, and did so at its June 10, 2009 meeting. Our audit and finance committee is currently comprised of Messrs. Flaum, Quadracci and Stephenson. Mr. Kackley served as a member and chairman of our audit and finance committee until he became our president and chief operating officer on July 22, 2009. Upon Mr. Kackley’s resignation as chairman and a member of our audit and finance committee on July 22, 2009, Mr. Flaum replaced him in those positions. Mr. Flaum is an audit committee financial expert, as defined under rules of the Securities and Exchange Commission (which we refer to as the “SEC”) implementing Section 407 of the Sarbanes-Oxley Act of 2002 (which we refer to as the “Sarbanes-Oxley Act”). The principal responsibilities and functions of our audit and finance committee are to (i) oversee the reliability of our financial reporting, the effectiveness of our internal control over financial reporting, and the independence of our internal and external auditors and audit functions and (ii) oversee the capital structure of our company and assist our board of directors in assuring that appropriate capital is available for operations and strategic initiatives. In carrying out its accounting and financial reporting oversight responsibilities and functions, our audit and finance committee, among other things, oversees and interacts with our independent auditors regarding the auditors’ engagement and/or dismissal, duties, compensation, qualifications and performance; reviews and discusses with our independent auditors the scope of audits and our accounting principles, policies and practices; reviews and discusses our audited annual financial statements with our independent auditors and management; and reviews and approves or ratifies (if appropriate) related party transactions. Our audit and finance committee also is directly responsible for the appointment, compensation, retention and oversight of our independent auditors. Our audit and finance committee met 9 times in fiscal 2009. Our audit and finance committee meets the requirements for independence under the current Nasdaq rules and the rules of the SEC, as Messrs. Flaum, Quadracci and Stephenson are independent directors for such purposes.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “NEOs,” during fiscal 2009 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for fiscal 2009. We also describe various actions regarding NEO compensation taken before or after fiscal 2009 when we believe it enhances the understanding of our executive compensation program.

Overview of Our Executive Compensation Philosophy and Design

We believe that a skilled, experienced and dedicated senior management team is essential to the future performance of our company and to building shareholder value. We have sought to establish competitive compensation programs that enable us to attract and retain executive officers with these qualities. The other objectives of our compensation programs for our executive officers are the following:

•	to motivate our executive officers to achieve strong financial performance, particularly increased revenue, profitability and shareholder value;

•	to attract and retain executive officers who we believe have the experience, temperament, talents and convictions to contribute significantly to our future success; and

•	to align the interests of our executive officers with the interests of our shareholders.

In light of these objectives, we have sought to reward our NEOs for achieving financial performance goals, creating value for our shareholders, and for loyalty and dedication to our company. We also seek to reward initiative, innovation and creation of new products, technologies, business methods and applications, since we believe our future success depends, in part, on our ability to continue to expand our revenue, product and market opportunities.

In anticipation of our becoming a public company, immediately prior to our December 2007 initial public offering, which we refer to as our “IPO”, our compensation committee at that time generally established overall total direct compensation (consisting of base salary, annual cash bonus and long-term equity incentive compensation) for our then current executives for the remainder of our fiscal 2008 after the effective date of our IPO, as well as for fiscal 2009, at levels that then equaled or exceeded the median level for similarly situated executives at comparable public companies. In making these decisions prior to our IPO, our compensation committee also then believed that we should target total direct compensation (and/or individual components thereof) for the remainder of our fiscal 2008, as well as for fiscal 2009, of certain of our then serving individual executives whom the committee then believed to be key contributors to our current and future performance at relative levels that equaled or exceeded the 75th percentile level for similarly situated executives at comparable public companies. Our compensation committee took these actions at that time in order to attract, retain and motivate highly-qualified, entrepreneurial and growth-oriented executives who were then expected to help drive our creation of shareholder value. As a result of the foregoing process conducted by our compensation committee as it was constructed prior to our IPO, the compensation levels for our then serving NEOs named herein for the remainder of fiscal 2008 after our IPO, as well as for fiscal 2009, were pre-established by our committee prior to the effective date of our IPO. The one exception to this process was our compensation committee’s establishment of Mr. Jensen’s total compensation package upon his promotion on July 15, 2008 to become our new chief financial officer and treasurer in replacement of Mr. Waibel, who then became the president of our asset management division.

After the end of fiscal 2009, with the benefit of the input and perspectives of two new members of our compensation committee who are different than two members who served on our compensation committee prior to our IPO and as a result of the recessionary economic and industry market conditions and their adverse impact on our fiscal 2009 financial results and fiscal 2010 prospects, our compensation committee, with the concurrence and support of our chief executive officer, determined to take the following actions with respect to the compensation of our NEOs and other executive officers:

•	Pay no annual bonuses for fiscal 2009;

•	Freeze base salaries for fiscal 2010 at their respective fiscal 2009 levels;

•	Freeze potential target bonus awards for fiscal 2010 at their respective fiscal 2009 levels;

•	Set corporate financial performance targets for the achievement of up to 80% of each NEO’s fiscal 2010 target bonus award based on our achieving our stretch revenue and operating income budget goals for fiscal 2010.

•	Maintain the annual grant of time-vested non-qualified stock options to our NEOs as the sole element of our long-term, incentive compensation program for our NEO’s for fiscal 2010, and substantially reduce the relative size of (and in some cases, eliminate) our NEO’s individual annual stock option grants for fiscal 2010 from the level of stock option grants made to each such NEO in fiscal 2009.

As noted above, Mr. Kackley, one of our directors, became our president and chief operating officer on July 22, 2009, assuming Mr. Verfuerth’s duties as president. Mr. Verfuerth’s compensation arrangements were not affected by these changes in our management structure. In light of the anticipated effect of these changes, however, our compensation committee has decided to reevaluate our corporate financial and individual performance targets for purposes of our management team’s annual bonus opportunity for fiscal 2010. Our compensation committee has also committed to reevaluating the executive compensation philosophy and actions adopted by the committee prior to our IPO after taking into account the then current economic conditions and our financial performance and prospects at or after the end of fiscal 2010.

Mr. Kackley is not an NEO as defined by the SEC’s rules for purposes of this Compensation Discussion and Analysis and, accordingly, his compensation as our president and chief operating officer is not required to be discussed in this section. Because Mr. Kackley is an executive officer and a significant addition to our management team, and because we anticipate that Mr. Kackley may be a named executive officer in future years, we have included a brief summary of Mr. Kackley’s initial compensation arrangements: pursuant to the offer letter, executive employment and severance agreement and stock option award agreement that we signed with Mr. Kackley in connection with his appointment as our president and chief operating officer, Mr. Kackley’s initial term of employment will run through July 31, 2011, with successive one-year renewals only if we and Mr. Kackley mutually agree. Mr. Kackley’s base salary for our fiscal year 2010 will be $300,000 and he will receive a cash incentive award with a target payout equal to 75% of his base salary. Mr. Kackley will receive an automobile allowance and reimbursement for certain commuting costs and temporary housing expenses, be entitled to participate in incentive plans and programs and other employee benefit plans that are generally provided to our senior executives and receive a grant of an option to purchase 35,000 shares of our common stock on August 3, 2009 at an exercise price per share equal to the closing share price of our common stock on the grant date. Mr. Kackley’s employment agreement and stock option award agreement provide for protections upon a change of control of our company and certain terminations of employment that are similar to those provided to our NEOs and discussed below under the heading “Payments Upon Termination or Change of Control.”

Our compensation committee has reserved the right and discretion to make exceptions to the foregoing actions, including as any such exception may apply to the determination of any and/or all of the relative base salaries, annual cash bonuses, long-term incentive compensation and/or total direct compensation of our executives, for outstanding contributions to the overall success of our company and the creation of shareholder value, as well as in cases where it may be necessary or advisable to attract and/or retain executives who our compensation committee believes are or will be key contributors to creating and sustaining shareholder value, as determined by our compensation committee based on the recommendations of our chief executive officer (in all cases other than our chief executive officer’s own compensation).

Setting Executive Compensation

Our board of directors, our compensation committee and our chief executive officer each play a role in setting the compensation of our NEOs. Our board of directors appoints the members of our compensation committee and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive compensation program. During the last half of fiscal 2009 and through the first quarter of fiscal 2010, our compensation committee was comprised of Messrs. Quadracci, Flaum and Stephenson. On July 22, 2009, Mr. Williamson became a new member of our compensation committee, although he did not participate in the committee’s decisions described herein or in any review of this “Compensation Discussion and Analysis” section of this Form 10-K/A with our management. Each member of our compensation committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.

Our compensation committee has primary responsibility for, among other things, determining our compensation philosophy, evaluating the performance of our executive officers, setting the compensation and other benefits of our executive officers, and administering our incentive compensation plans. Our chief executive officer makes recommendations to our compensation committee regarding the compensation of other executive officers and attends meetings of our compensation committee at which our compensation committee considers the compensation of other executives. Our compensation committee considers these recommendations, but has the final discretionary responsibility for determining the compensation of all of our executive officers.

Prior to our IPO and in determining the compensation for our NEOs for the remainder of fiscal 2008, as well as for fiscal 2009, our compensation committee engaged Towers Perrin, a nationally-recognized compensation consulting firm, to provide recommendations and advice on our executive and director compensation programs, to benchmark our NEOs’ and directors’ compensation, to provide advice on change-of-control severance provisions, and to provide advice regarding IPO bonuses for our NEOs. Towers Perrin provides no other services to our company other than in connection with its advice to our compensation committee and, therefore, our compensation committee believes Towers Perrin’s advice to be independently provided.

Pursuant to its engagement prior to our IPO, Towers Perrin provided our compensation committee with certain benchmarking data for salaries, annual bonuses, long-term incentive compensation, total direct compensation and non-employee director and independent chairman of the board compensation. In compiling the benchmarking data,

Towers Perrin relied on the Towers Perrin 2007 Long-Term Incentive Survey, the Towers Perrin 2007 Executive Compensation Survey, the Watson Wyatt 2006/2007 Top Management Compensation Survey and the Watson Wyatt 2007/2008 Middle Management Compensation Survey. To approximate our labor market, Towers Perrin used market results corresponding to the participating companies in the surveys who are in the electrical equipment and supplies industry or, to the extent such results were not available for a position, results corresponding to participating companies in the durable goods manufacturing industry. Towers Perrin used regression analysis to adjust the survey data to compensate for differences among the revenue sizes of the companies in the survey and our revenue size. In making its compensation decisions, however, our compensation committee did not receive or review, and was not aware of, the identities of the individual participating companies in the surveys on which Towers Perrin relied, which information is proprietary and confidential to Towers Perrin. Accordingly, our compensation committee did not have access to, or rely upon, the individual companies comprising such confidential and proprietary general market survey data in determining the compensation of our NEOs.

Prior to our IPO and in then making its decisions for the remainder of fiscal 2008, as well as for fiscal 2009, our compensation committee also specifically benchmarked the salaries, annual bonuses, long-term incentive compensation, total direct compensation, perquisites and IPO bonuses paid to named executive officers at the following industry peer group companies which were then deemed potentially comparable to our company: Color Kinetics, Inc., Comverge, Inc., Echelon Corp., EnerNOC, Inc. and First Solar, Inc. Our compensation committee considered this industry peer group benchmarking data, along with the Towers Perrin benchmarking data, in connection our executive compensation programs described below that became effective upon the closing of our IPO and which were effective for the remainder of fiscal 2008, as well as for fiscal 2009. The benchmarking data for these specifically identified peer group companies was substantially identical to the Towers Perrin benchmarking data.

With respect to decisions on our executive compensation packages, and elements thereof, for fiscal 2010, our compensation committee obtained the general advice and guidance of Towers Perrin as to recent executive compensation market trends and practices of public companies in general, and recent executive long-term incentive compensation practices in particular. Because of the general recessionary economic and industry conditions and their adverse impact on our fiscal 2009 financial performance and fiscal 2010 prospects, the compensation committee, with the concurrence and support of our chief executive officer, determined that it would (i) not pay our executives any annual bonuses for fiscal 2009; (ii) freeze our executives’ fiscal 2010 base salaries and potential target bonus awards at their respective fiscal 2009 levels; (iii) set corporate financial performance targets for the achievement of up to 80% of each NEO’s fiscal 2010 target bonus award based on our achieving our stretch revenue and operating income budget goals for fiscal 2010; and (iv) substantially reduce (and, in some cases, eliminate) our NEOs’ long-term equity incentive stock option grants for fiscal 2010. As a result of these factors and actions, the committee decided it did not need to obtain from Towers Perrin or any other source any specific compensation benchmarking or comparable company information in order to make such decisions. In addition, as noted above, in light of recent changes to our management structure, our compensation committee has decided to reevaluate our corporate financial and individual performance targets for purposes of our management team’s annual bonus opportunity for fiscal 2010.

Elements of Executive Compensation

Our current executive compensation program for our NEOs consists of the following elements:

•	Base salary;

•	Annual incentive cash bonus compensation;

•	Long-term incentive compensation in the form of an annual time-vested non-qualified stock option grant; and

•	Retirement and other benefits.

Base Salary

We pay our NEOs a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year.

Prior to our IPO, our compensation committee reviewed the base salaries of all of our then serving NEOs. At that time, our compensation committee based our then serving NEOs’ base salaries for the remainder of fiscal 2008, as well as for fiscal 2009, on the recommendations of our chief executive officer (other than with respect to his base salary), the general benchmarking data provided by Towers Perrin, data relating to the industry peer group companies described above, and our compensation committee’s then current views of the relative contributions of the NEOs to our company’s current and future performance.

Prior to our IPO, Mr. Verfuerth’s base salary for the remainder of fiscal 2008, as well as for fiscal 2009, was established at the 75th percentile of the benchmarking data for chief executive officers provided by Towers Perrin and was higher than the base salaries of our other NEOs due in part to our committee’s use of such benchmarking data, which indicated that chief executive officers typically received higher base salaries than other executive officers in their organizations, and in part due to our compensation committee’s recognition prior to our IPO of Mr. Verfuerth’s critical importance to our company and his key role in our past performance and our future performance. Prior to our IPO, our compensation committee established the base salary of Ms. Verfuerth at approximately the median level for similarly-situated executives based on the benchmarking data provided by Towers Perrin and established the base salaries of Messrs. Waibel and Scribante at a level higher than the 75th percentile of the benchmarking data provided by Towers Perrin based on the recommendation of our chief executive officer and our compensation committee’s then current view that Messrs. Waibel and Scribante were key contributors to our company’s current and future performance.

On July 15, 2008, we changed Mr. Waibel’s position from chief financial officer and treasurer to president of our asset management division, and we promoted Mr. Jensen to chief financial officer and treasurer from his prior position as our controller. In connection with such changes, the committee kept Mr. Waibel’s total direct compensation at the same level as prior to the change, and the committee increased Mr. Jensen’s salary from $115,000 to $165,000 in order to reflect Mr. Jensen’s significant increased responsibilities. Despite this substantial increase, the committee recognized that this level of base salary for Mr. Jensen in his new position was significantly below the median level for similarly-situated executives based on the benchmarking data provided by Towers Perrin prior to our IPO and, at the time, determined that it would revisit Mr. Jensen’s base salary level after the end of fiscal 2009 and as part of the committee’s normal annual salary review cycle for all NEOs.

For the reasons described above, our compensation committee froze the fiscal 2010 base salaries for our NEOs at their respective fiscal 2009 levels as follows:

Name and Position	BaseSalary ($)

Neal R. Verfuerth
Chief Executive Officer	$460,000
Daniel J. Waibel
President of Orion Asset Management	225,000
John H. Scribante
Senior Vice President of Business Development	225,000
Patricia A. Verfuerth
Vice President of Operations	175,000
Scott R. Jensen
Chief Financial Officer	165,000

Annual Cash Bonus Incentive Compensation

We intend our annual cash bonus program to reward executives with annual cash bonuses based on a broad combination of factors, including our corporate financial performance and the executive’s individual performance. Prior to our IPO, and in then establishing the target potential bonus levels for our NEOs for the remainder of fiscal 2008, as well as for fiscal 2009, our compensation committee then believed that an executive’s annual cash performance bonus potential should generally be established at a relative level that was equal to or exceeded the median level for similarly situated executives at comparable public companies. In the case of individual executives who were then deemed to be key contributors to our company’s current and future performance, our compensation committee prior to our IPO then believed we should establish potential annual cash bonus amounts at a level that equaled or exceeded the 75th percentile for similarly situated executives at comparable public companies.

Prior to our IPO and other than with respect to Mr. Jensen, our compensation committee then established target bonus ranges, which are reflected in the Grants of Plan-Based Awards Table below, with reference to the benchmarking data described above. For Messrs. Verfuerth and Waibel, prior to our IPO, our compensation committee then established ranges centered at the 75th percentile, and for Mr. Scribante at 60% above the 75th percentile, of the target annual bonuses indicated by the benchmarking data, because our compensation committee at that time (i) viewed Messrs. Verfuerth, Waibel and Scribante as key contributors to our company’s current and future performance and (ii) desired each of Messrs. Waibel and Scribante to be entitled to approximately the same bonus opportunity as our executive vice president because of their then perceived equivalent relative importance to our company. For Ms. Verfuerth, prior to our IPO, our compensation committee then established a bonus range at a level centered near the median of the target annual bonuses indicated by the benchmarking data. In subjectively determining Mr. Jensen’s target annual bonus percentage upon his promotion to becoming our chief financial officer and treasurer on July 15, 2008, our committee took into account the relative target bonus percentages of our other NEOs and subjectively selected a target percentage that it believed was appropriate in comparison to such other NEOs.

For fiscal 2009, consistent with this philosophy, and based on the recommendations of Towers Perrin prior to our IPO, our compensation committee approved an Executive Fiscal Year 2009 Annual Cash Incentive Program, which we refer to as our “Fiscal 2009 Cash Incentive Program,” under our 2004 Stock and Incentive Awards Plan. Our compensation committee set payout ranges for our NEOs, expressed as a percentage of their respective fiscal 2009 base salaries, as follows:

Approximate Fiscal
2009 Bonus Range
(% of Fiscal 2009 Base
Name and Position	Salary)

Neal R. Verfuerth
Chief Executive Officer	75-125%
Daniel J. Waibel
President of Orion Asset Management	29-49
John H. Scribante
Senior Vice President of Business Development	30-50
Patricia A. Verfuerth
Vice President of Operations	23-38
Scott R. Jensen
Chief Financial Officer	26-44

At the beginning of fiscal 2009, based on our company’s then budgeted financial performance for that fiscal year, our compensation committee established applicable revenue and operating income targets for fiscal 2009. For each financial target, our compensation committee also established a threshold minimum level of financial performance and a maximum level of financial performance relative to each target. If our actual financial performance equaled each targeted financial metric, then the portion of our annual cash incentive bonus payouts based on achieving that financial target would have been equal to 100% of the targeted bonus amount. If we did not achieve the specified minimum threshold level of financial performance for each targeted financial metric, then no incentive bonus payout based on that financial performance metric would be paid. If we equaled the specified minimum threshold level of financial performance for each targeted financial performance metric, then we would pay out 75% of the targeted amount of the incentive bonus based on that financial performance metric. If we equaled or exceeded the specified maximum level of financial performance for each targeted financial metric, then we would pay out 125% of the targeted amount of the incentive bonus based on that financial performance metric. Financial performance between the threshold and target levels and between the target and maximum levels for each financial performance metric would have resulted in a prorated portion of the financial-based bonus being paid.

Under our Fiscal 2009 Cash Incentive Program, (i) 40% of each NEO’s fiscal 2009 target bonus award was based on our achieving a targeted revenue goal of $121.0 million (with a minimum threshold target of $90.7 million and up to $151.3 million as a maximum target); (ii) 40% of each NEO’s fiscal 2009 target bonus award was based on our achieving a targeted operating income goal of $19.6 million (with a minimum threshold target of $14.7 million and up to $24.5 million as a maximum target); and (iii) 20% of each NEO’s fiscal 2009 target bonus award was based on subjective individual performance criteria to be determined by our compensation committee in its discretion based on the recommendations of our chief executive officer (other than respecting himself).

Because our fiscal 2009 revenue and operating income were each substantially less than our minimum threshold targets, no bonus payments tied to the achievement of either our revenue or operating income goals were payable for fiscal 2009. Additionally, as described above, although we did not pre-establish any objective individual performance goals for our NEOs for fiscal 2009, based on the subjective judgment of our compensation committee and with the concurrence and support of our chief executive officer, our compensation committee determined not to award any bonus payments to our NEOs under our Fiscal 2009 Cash Incentive Program for fiscal 2009 based on the individual performance of our NEOs. In making this determination, no specific individual performance criteria or factors were identified or otherwise used in evaluating the performance of the individual NEOs or in determining not to make any individual performance bonus payments to our NEOs. The members of our compensation committee subjectively evaluated the individual performance of our NEOs as a whole within the context of our fiscal 2009 corporate financial performance compared to our goals and objectives for the fiscal year, and without consideration of any specifically identifiable individual performance criteria or factors.

In light of the current recessionary economic and industry market conditions and their adverse impact on our fiscal 2009 financial results and our fiscal 2010 prospects, at the beginning of fiscal 2010, our compensation committee decided to freeze our NEO’s potential annual cash incentive bonus potential payouts for fiscal 2010 at their respective fiscal 2009 levels, all as set forth in the table above. Fiscal 2010 target bonus awards under our Executive Fiscal Year 2010 Annual Cash Incentive Award Program, as adopted by our compensation committee earlier this fiscal year, will be determined based on the same weighted formula used for the Fiscal 2009 Cash Incentive Plan. As discussed above, in light of recent changes to our management structure, our compensation committee has decided to reevaluate our corporate financial and individual performance targets for purposes of our management team’s annual bonus opportunity for fiscal 2010.

In connection with and prior to our IPO, our compensation committee granted an award to Mr. Verfuerth consisting of a potential stock price performance cash bonus of $100,000 per each $1.00 that the price of a share of our common stock increased over our IPO price of $13.00 per share as of the first annual anniversary date of the closing of our IPO. Mr. Verfuerth’s stock price performance cash bonus was capped at $1.5 million. Because our stock price on the first anniversary of our IPO had decreased substantially from our IPO price, Mr. Verfuerth did not receive any IPO bonus.

Long-Term Equity Incentive Compensation

We provide the opportunity for our NEOs to earn long-term equity incentive awards under our 2004 Stock and Incentive Awards Plan. Our employees, officers, directors and consultants are eligible to participate in this plan. Our compensation committee believes that long-term equity incentive awards enhance the alignment of the interests of our NEOs and the interests of our shareholders and provide our NEOs with incentives to remain in our employment.

Our compensation committee seeks to base a significant portion of the total direct compensation payable to our executives on the creation of shareholder value in order to link executive pay to shareholder value, and also to reward executives for increasing shareholder value. Our compensation committee also believes that this emphasis on long-term equity-based incentive compensation may help facilitate executive retention and loyalty and motivate our executives to achieve strong financial performance. Prior to our IPO and effective for the remainder of fiscal 2008, as well as for fiscal 2009, our compensation committee then generally intended to establish our executives’ long-term incentive compensation potential at or above the median level for similarly situated executives at comparable companies. Prior to our IPO, in the case of individual executives whom the committee then deemed to be key contributors to our current and future performance, the committee believed it should target long-term incentive compensation at a level that equaled or exceeded the 75th percentile for similarly situated executives at comparable public companies.

Our compensation committee awards long-term equity incentives to our executives on an annual basis beginning at the beginning of each fiscal year. We have historically granted long-term equity incentive awards solely in the form of options to purchase shares of our common stock, which are initially subject to forfeiture if the executive’s employment terminates for any reason. The options generally vest and become exercisable ratably over five years, contingent on the executive’s continued employment. In the past, we have granted both incentive stock options and non-qualified stock options to our NEOs; however, beginning in fiscal 2009, our compensation committee decided to grant only non-qualified stock options to our NEOs and all other employees because of the related tax benefits of non-qualified stock options to our company. We use time-vesting stock options as our sole source of long-term equity incentive compensation to our NEOs because we believe that (i) stock options help to align the interests of our NEOs with the interests of our shareholders by linking their compensation with the increase in value of our common stock over time; (ii) stock options conserve our cash resources for use in our business; and (iii) vesting requirements on our stock options provide our NEOs with incentive to continue their employment with us which, in turn, provides us with retention benefits and greater stability.

For the reasons described above, at the beginning of fiscal 2010 and in determining the relative dollar amount of our fiscal 2010 annual option grants as reflected in the table below, our compensation committee decided to reduce substantially (or, in some cases, eliminate) the level of fiscal 2010 annual stock option grants to our NEOs compared to their fiscal 2009 levels. The specific relative dollar amounts of the reduced (or, in some cases eliminated) fiscal 2010 grants were determined subjectively by our committee for the reasons described above and without any further reference to any specific benchmarking or survey data. The number of common shares represented by such fiscal 2010 grants was determined based on the closing sale price of our shares on the third business day after the public release of our fiscal 2009 financial results. The specific relative dollar amount of our fiscal 2009 option grants as reflected in the table below were determined by our compensation committee on July 30, 2008 based on the criteria and information described above, with the number of common shares represented by such grants determined based on the closing sale price of our shares on the third business day after the public release of our fiscal 2009 first quarter financial results.

	Fiscal 2009 Option Grant	Fiscal 2010 Option Grant
Name and Position	Fair Value ($)/Shares (#)	Fair Value ($)/Shares (#)

Neal R. Verfuerth
Chief Executive Officer	$330,000/108,911	$150,000/35,276
Daniel J. Waibel
President of Orion Asset Management	$80,000/26,403	$0/0
John H. Scribante
Senior Vice President of Business Development	$65,000/21,452	$50,000/11,759
Patricia A. Verfuerth
Vice President of Operations	$5,000/1,650	$0/0
Scott R. Jensen
Chief Financial Officer	$50,000/16,502	$50,000/11,759

Retirement and Other Benefits

Welfare and Retirement Benefits.  As part of a competitive compensation package, we sponsor a welfare benefit plan that offers health, life and disability insurance coverage to participating employees. In addition, to help our employees prepare for retirement, we sponsor the Orion Energy Systems, Inc. 401(k) Plan and match employee contributions at a rate of 3% of the first $5,000 of an employee’s contributions (i.e., capped at $150). Our NEOs participate in the broad-based welfare plans and the 401(k) Plan on the same basis as our other employees. We also provide enhanced life and disability insurance benefits for our NEOs. Under our enhanced life insurance benefit, we pay the full cost of premiums for life insurance policies for our NEOs. The amounts of the premiums are reflected in the Summary Compensation Table below. Our enhanced disability insurance benefit includes a higher maximum benefit level than under our broad-based plan, cost of living adjustments and a portability feature.

Perquisites and Other Personal Benefits.  We provide perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable our executives to perform their duties and to enable us to attract and retain employees for key positions. We provide Ms. Verfuerth and Messrs. Verfuerth and Waibel with a car allowance of $1,000 per month. Mr. Scribante participates in a program for our sales group under which we provide mileage reimbursement for business travel. We lease a corporate aircraft primarily for business travel by our executive officers and certain other employees to enable them to conduct business efficiently and securely during business flights and to eliminate some of the time inefficiencies associated with commercial travel. During fiscal 2009, on a limited basis, we also permitted Mr. Verfuerth and Ms. Verfuerth to use the aircraft for personal travel. We provided this limited benefit to enhance their ability to conduct business during personal travel, to increase their safety and security and to lessen the amount of time they must allocate to travel and away from company business. In fiscal 2010, our compensation committee reviewed this benefit and decided it would no longer permit use of the aircraft for personal travel. Accordingly, use of the aircraft for personal travel is no longer permitted.

Mr. Verfuerth’s former employment agreement also entitled him to ownership of any intellectual property work product he created during the term of his agreement, but required him to disclose to us, and give us the option to acquire, all such work product. Under his former employment agreement, the price of such patented or patent pending work product was subject to negotiation, but could not exceed $1,500 per month per item of work product during the period in which we significantly used or relied upon the item. The former employment agreement entitled us to acquire all of Mr. Verfuerth’s intellectual property work product with respect to which he did not intend to file a patent for a single flat fee of $1,000. The agreement also required Mr. Verfuerth to communicate with us regarding any of his intellectual property work product that we acquired and to provide reasonable assistance to us in enforcing our rights in any such work product. We provided this arrangement to give Mr. Verfuerth an incentive to create potentially valuable intellectual property for use in our business, to compensate him for any such intellectual property he might create and to ensure that we would have the option to acquire any such intellectual property. In fiscal 2008, we paid Mr. Verfuerth $112,500 in intellectual property fees for intellectual property work product that we acquired, as reflected in the Summary Compensation Table.

Pursuant to his new employment agreement, which we entered into in fiscal 2009 on April 14, 2008, and as described under “Related Persons Transactions,” we paid Mr. Verfuerth a lump sum of $950,000 in consideration of Mr. Verfuerth’s termination of his former agreement, including all of our obligations to pay Mr. Verfuerth his intellectual property fees thereunder, and to irrevocably transfer, convey and assign to us all of his prior, current and future intellectual property rights created by him during his term of employment with us. We based the amount of the lump sum payment on a valuation of Mr. Verfuerth’s intellectual property rights performed by an independent valuation firm that our compensation committee commissioned, and determined the final amount by negotiations between Mr. Verfuerth and our compensation committee. The lump sum payment was in the low end of the range of the value of the intellectual property fees estimated by the independent valuation firm. As a result of entering into the new employment agreement, we now have the full and exclusive right of ownership to all of Mr. Verfuerth’s prior, current and future intellectual property rights.

Severance and Change of Control Arrangements

We provide certain protections to our NEOs in the event of certain terminations of their employment, including enhanced protections for certain terminations that may occur after a change of control of our company. However, our NEOs will only receive the enhanced severance benefits following a change in control if their employment terminates without cause or for good reason. We describe this type of severance arrangement as being subject to a “double trigger.” All payments, including any double trigger severance payments, to be made to our NEOs in connection with a change of control under their employment agreements and any other of our agreements or plans will be subject to a potential “cut-back” in the event any such severance payments or other benefits become subject to non-deductibility or excise taxes as “excess parachute payments” under Code Section 280G or 4999. The cut-back provisions have been structured such that all amounts payable under their employment agreements and other of our agreements or plans that constitute change of control payments will be cut back to one dollar less than three times the executive’s “base amount,” as defined by Code Section 280G, unless the executive would retain a greater amount by receiving the full amount of the payment and paying the related excise taxes (a so-called “valley provision”).

Our 2003 Stock Option Plan and our 2004 Stock and Incentive Awards Plan also provide potential protections to our NEOs in the event of certain changes of control. Under these plans, our NEOs’ stock options that are unvested at the time of a change of control may become vested on an accelerated basis in the event of certain changes of control.

We selected these triggering events to afford our NEOs some protection in the event of a termination of their employment, particularly after a change of control of our company. We believe these types of protections better enable our NEOs to focus their efforts on behalf of our company without undue concern over the impact on their employment or financial security of a change of control of our company. We also provide severance benefits in order to obtain from our NEOs certain concessions that protect our interests, including their agreement to confidentiality, intellectual property rights waiver, non-solicitation and non-competition provisions. See below under the heading “Payments upon Termination or Change of Control” for a description of the specific circumstances that would trigger payment or the provision of other benefits under these arrangements, as well as a description, explanation and quantification of the payments and benefits under each circumstance.

Other Policies

Policies On Timing of Option Grants.  Our compensation committee and board of directors have adopted a policy on the timing of option grants, under which our compensation committee generally will make annual option grants beginning effective as of the date two business days after our next quarterly (or year-end) earnings release following the decision to make the grant, regardless of the timing of the decision. Our compensation committee has elected to grant and price option awards shortly following our earnings releases so that options are priced at a point in time when the most important information about our company then known to management and our board is likely to have been disseminated in the market.

Our board of directors has also delegated limited authority to our chief executive officer, acting as a subcommittee of our compensation committee, to grant equity-based awards under our 2004 Stock and Incentive Awards Plan. Our chief executive officer may grant awards covering up to 250,000 shares of our common stock per fiscal year to certain non-executive officers in connection with offers of employment, promotions and certain other circumstances. Under this delegation of authority, any options or stock appreciation rights granted by our chief executive officer must have an effective grant date on the first business day of the month following the event giving rise to the award.

Our 2004 Stock and Incentive Awards Plan does not permit awards of stock options or stock appreciation rights with an effective grant date prior to the date our compensation committee or our chief executive officer takes action to approve the award.

Executive Officer Stock Ownership Guidelines.  One of the key objectives of our executive compensation program is alignment of the interests of our executive officers with the interests of our shareholders. We believe that ensuring that executive officers are shareholders and have a significant financial interest in our company is an effective means to accomplish this objective. As a result, prior to our IPO, our compensation committee adopted stock ownership guidelines for our executive officers. The guidelines require executive officers to hold shares of our common stock with a value equal to or in excess of a multiple of their base salary. In determining to adopt these stock ownership guidelines, and in determining the multiples set forth below, prior to our IPO our compensation committee then reviewed and discussed information provided by Towers Perrin regarding the prevalence of stock ownership guidelines, the various ways in which companies determine the parameters for those guidelines, and, for companies that use a multiple of salaries as the basis for their guidelines, the relevant multiples typically utilized. The relevant multiples utilized were the same as those adopted for our executive officers set forth below. The information provided by Towers Perrin was based on those companies with stock ownership guidelines included in Towers Perrin’s database of surveyed companies. Our compensation committee considered the information provided and the recommendations of Towers Perrin in this regard, which it subjectively believed to be reasonable, and prior to our IPO determined the multiples for each position to be as follows:

Multiple of
Position	Base Salary

Chief Executive Officer	Five
Executive Vice President	Three
Chief Financial Officer	Three
General Counsel	Three
Vice President	One

The number of shares these ownership guidelines require our executive officers who were executive officers at the time of our IPO to hold is based on the IPO price of our common stock and, for subsequently hired, promoted, elected or appointed newly serving executive officers, the number of shares will be determined based on the closing sale price of our common stock on the first trading day on or after their date of hiring, promotion, election or appointment, as the case may be. Executive officers are permitted to satisfy these ownership guidelines with shares of our common stock that they acquire through the exercise of stock options or other similar equity-based awards, through retention upon vesting of restricted shares or other similar equity-based awards and through direct share purchases. Our executive officers who were executive officers at the time of our IPO have until December 24, 2012 (which is five years following the closing of our IPO) to satisfy their ownership guidelines, and newly serving executive officers who were hired, promoted, elected or appointed after the closing of our IPO are required to satisfy their ownership guidelines within five years after such hiring, promotion, election or appointment. All of our NEOs have either satisfied their respective stock ownership guidelines or have significant additional time to do so. We have not determined any stock ownership requirements for Mr. Kackley. As of July 22, 2009, as indicated below in the table under the heading “Security Ownership of Certain Beneficial Owners and Management,” Mr. Kackley beneficially owned 266,992 shares of our common stock.

Tax Considerations.  In setting compensation for our NEOs, our compensation committee considers the deductibility of compensation under the Code. Section 162(m) of the Code prohibits us from taking a tax deduction for compensation in excess of $1.0 million that is paid to our chief executive officer and our NEOs, excluding our chief financial officer, and that is not considered “performance-based” compensation under Section 162(m). However, certain transition rules of Section 162(m) permit us to treat as performance-based compensation that is not subject to the $1.0 million cap on the following: (i) the compensation resulting from the exercise of stock options that we granted prior to our IPO; (ii) the compensation payable under bonus arrangements that were in place prior to our IPO; and (iii) compensation resulting from the exercise of stock options and stock appreciation rights, or the vesting of restricted stock, that we may grant during the period that began after the closing of our IPO and generally ends on the date of our annual shareholders meeting that occurs in 2011. Our 2004 Stock and Incentive Awards Plan provides for the grant of performance-based compensation under Section 162(m). Our compensation committee may, however, approve compensation that will not meet the requirements of Section 162(m) in order to ensure competitive levels of total compensation for our executive officers.

In past years, we granted incentive stock options to our NEOs under our equity-based plans. We have also granted non-qualified stock options under our equity-based plans. Because our company does not receive an income tax deduction with respect to incentive stock options unless there is a disqualifying disposition of the stock acquired under the option, our compensation committee decided in fiscal 2009 to discontinue the grant of incentive stock options to our NEOs and other employees.

We maintain certain deferred compensation arrangements for our employees and non-employee directors that are potentially subject to Code Section 409A. If such an arrangement is neither exempt from the application of Code Section 409A nor complies with the provisions of Code Section 409A, then the employee or non-employee director participant in such arrangement is considered to have taxable income when the deferred compensation vests, even if not paid at such time, and such income is subject to an additional 20% income tax. In such event, we are obligated to report such taxable income to the IRS and, for employees, withhold both regular income taxes and the 20% additional income tax. If we fail to do so, we could be liable for the withholding taxes and interest and penalties thereon. Stock options with an exercise price lower than the fair market value of our common stock on the date of grant are not exempt from coverage under Code Section 409A. We believe that all of our stock option grants are exempt from coverage under Code Section 409A. Our deferred compensation arrangements are intended to either qualify for an exemption from, or to comply with, Code Section 409A.

Compensation Committee Report

Our compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” contained in this Form 10-K/A with management. Since Mr. Williamson first joined our compensation committee on July 22, 2009, he did not participate in the compensation decisions of the committee described herein nor did he review and discuss this “Compensation Discussion and Analysis” contained in this Form 10-K/A with management. Based on this review and the discussions with management, our compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended March 31, 2009.

Thomas A. Quadracci, Chair
Russell M. Flaum
Roland G. Stephenson

Summary Compensation Table for Fiscal 2009

The following table sets forth for our NEOs the following information for each of the past three fiscal years: (i) the dollar amount of base salary earned; (ii) the dollar value of bonuses earned; (iii) the dollar value of our SFAS 123(R) expense for all equity-based awards held by our NEOs; (iv) all other compensation; and (v) the dollar value of total compensation.

					Non-Equity
				Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)		($)

Neal R. Verfuerth
Chief Executive Officer(2)	2009	$460,000	$—	$215,284	$—	$101,028	(3)	$776,312 (4)
	2008	290,700	500,000	252,355	292,000	186,867	(5)	1,521,923
	2007	270,000	—	18,572	—	156,739		445,311
John H. Scribante
Senior Vice President of Business Development	2009	225,000	—	61,460	—	—		286,460
	2008	150,000	—	74,926	60,000	2,802		287,729
	2007	149,375	50,000	53,291	—	15,764		268,430
Patricia A. Verfuerth
Vice President of Operations	2009	175,000	—	87,934	—	22,280	(6)	285,214
	2008	164,375	5,000	142,890	50,000	12,366		374,631
	2007	150,000	20,000	14,898	—	12,366		197,214
Daniel J. Waibel
President of Orion Asset Management(7)	2009	225,000	—	37,222	—	13,055	(8)	275,277
	2008	164,375	105,000	26,433	65,000	13,014		373,822
	2007	150,000	20,000	18,562	—	13,014		201,576
Scott R. Jensen
Chief Financial Officer(7)	2009	150,417	—	22,183	—	144		172,743

(1)	Represents the amount of expense recognized for financial accounting purposes pursuant to SFAS 123(R) for the indicated fiscal year excluding, pursuant to SEC rules, the impact of estimated forfeitures related to service-based vesting conditions. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements for our fiscal year ended March 31, 2009.

(2)	Mr. Verfuerth was our president as well as our chief executive officer until July 22, 2009, when his duties as president were assumed by James R. Kackley, who became our president and chief operating officer.

(3)	Includes (i) unused vacation day payments of $34,384; (ii) an automobile allowance of $12,000; (iii) $17,910 in life insurance premiums; (iv) personal use of leased corporate aircraft with an aggregate incremental cost of $36,584; and (v) matching contributions under our 401(k) Plan.

(4)	Does not include $950,000 we paid to Mr. Verfuerth in fiscal 2009 in exchange for his intellectual property rights (See “Related Person Transactions”). This amount is excluded because the transaction was a purchase of property rights at fair value and not a compensatory transaction.

(5)	Includes (i) $23,832 in guarantee fees we paid to Mr. Verfuerth in exchange for his personal guarantee of certain of our outstanding indebtedness; (ii) $36,667 in forgiveness of outstanding indebtedness pursuant to Mr. Verfuerth’s prior employment agreement; (iii) $112,500 in intellectual property fees we paid to Mr. Verfuerth pursuant to his prior employment agreement; (iv) an automobile allowance of $12,000; and (v) $1,760 in life insurance premiums.

(6)	Includes (i) an automobile allowance of $12,000; (ii) personal use of leased corporate aircraft with an aggregate incremental cost of $9,038; (iii) matching contributions under our 401(k) Plan, and (iv) life insurance premiums.

(7)	Effective July 15, 2008, Mr. Waibel became president of our asset management division and was replaced as chief financial officer and treasurer by Mr. Jensen.

(8)	Includes (i) an automobile allowance of $12,000; (ii) matching contributions under our 401(k) Plan; and (iii) life insurance premiums.

Grants of Plan-Based Awards for Fiscal 2009

As described above in the Compensation Discussion and Analysis, under our 2004 Stock and Incentive Awards Plan and employment agreements with certain of our NEOs, we granted stock options and non-equity incentive awards (i.e., cash bonuses) to certain of our NEOs in fiscal 2009. The following table sets forth information regarding all such stock options and awards.

						All Other
						Option
						Awards:	Exercise	Grant Date
						Number of	Price of	Fair Value
		Date of	Estimated Future Payouts Under Non-Equity			Securities	Option	of Option
	Grant	Committee	Incentive Plan Awards(1)			Underlying	Awards	Awards
Name	Date	Action	Threshold ($)	Target ($)	Max ($)	Options (#)(2)	($/SH)(3)	($)(4)

Neal R. Verfuerth	8/08/2008	7/30/2008	368,000	460,000	552,000	108,911	5.35	3.12
John H. Scribante	8/08/2008	7/30/2008	64,000	80,000	96,000	21,452	5.35	3.12
Patricia A. Verfuerth	8/08/2008	7/30/2008	40,000	50,000	60,000	1,650	5.35	3.12
Daniel J. Waibel	8/08/2008	7/30/2008	64,000	80,000	96,000	26,403	5.35	3.12
Scott R. Jensen	8/08/2008	7/30/2008	46,200	57,750	69,300	16,502	5.35	3.12

(1)	Amounts in the three columns below represent possible payments for the cash bonus incentive compensation awards that we granted with respect to the performance period of fiscal 2009. No cash bonuses were paid for fiscal 2009. See “Elements of Compensation — Annual Cash Bonus Incentive Compensation” above for a discussion.

(2)	We granted the stock options listed in this column under our 2004 Stock and Incentive Awards Plan in fiscal 2009.

(3)	The exercise price per share is equal to closing market price of a share of our common stock on the grant date.

(4)	Represents the grant date fair value of the stock options computed in accordance with SFAS 123(R).

Outstanding Equity Awards at Fiscal 2009 Year End

The following table sets out information on outstanding stock option awards held by our NEOs at the end of our fiscal 2009 on March 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option, as well as the exercise price and expiration date of each outstanding option.

	Option Awards
	Number of	Number of
	Shares	Shares
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable(1)		Price ($)	Date

Neal R. Verfuerth	—	108,911	(1)	5.35	08/08/2018
	54,546	150,000	(2)	2.20	12/20/2016
	180,958	—		4.49	07/27/2011
Daniel J. Waibel	—	26,403	(3)	5.35	08/08/2018
	40,000	60,000	(4)	2.20	12/20/2016
John H. Scribante	—	21,452	(5)	5.35	08/08/2018
	20,000	40,000	(6)	2.50	06/02/2016
	50,000	25,000	(7)	2.25	07/31/2014
	8,000	—		2.25	03/24/2014
Patricia A. Verfuerth	—	1,650	(8)	5.35	08/08/2018
	10,000	30,000	(9)	2.20	12/20/2016
	50,000	—		0.937	10/01/2011
	7,665	—		0.687	10/01/2011
	125,974	—		4.49	07/27/2011
Scott R. Jensen	—	16,502	(10)	5.35	08/08/2018
	10,000	15,000	(11)	2.20	03/01/2017
	8,000	—		2.25	08/30/2014

(1)	The option will vest with respect to 21,782 shares on August 8 of each of 2009, 2010, 2011 and 2012 and with respect to 21,783 shares on August 8, 2013, contingent on Mr. Verfuerth’s continued employment through that date.

(2)	The option will vest with respect to 50,000 shares on December 20 of each of 2009, 2010 and 2011, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.

(3)	The option will vest with respect to 5,280 shares on August 8 of each of 2009 and 2010 and with respect to 5,281 shares on August 8 of each of 2011, 2012 and 2013, contingent on Mr. Waibel’s continued employment through that date.

(4)	The option will vest with respect to 20,000 shares on December 20 of each of 2009, 2010 and 2011, contingent on Mr. Waibel’s continued employment through the applicable vesting date.

(5)	The option will vest with respect to 4,290 shares on August 8 of each of 2009 and 2010, and with respect to 4,291 shares on August 8 of each of 2011, 2012 and 2013, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(6)	The option will vest with respect to 20,000 shares on March 31 of each of 2010 and 2011, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(7)	The option will vest with respect to 25,000 shares on March 31, 2010, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(8)	The option will vest with respect to 330 shares on August 8 of each of 2009, 2010, 2011, 2012 and 2013, contingent on Ms. Verfuerth’s continued employment through the applicable vesting date.

(9)	The option will vest with respect to 10,000 shares on December 20 of each of 2009, 2010 and 2011, contingent on Ms. Verfuerth’s continued employment through the applicable vesting date.

(10)	The option will vest with respect to 3,300 shares on August 8 of each of 2009 and 2010, and with respect to 3,301 shares on August 8 of each of 2011, 2012 and 2013, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

(11)	The option will vest with respect to 5,000 shares on March 1 of each of 2010, 2011 and 2012, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

Option Exercises for Fiscal 2009

The following table sets forth information regarding the exercise of stock options that occurred during fiscal 2009 on an aggregated basis for each of our NEOs.

Option Awards
Number of Shares
	Acquired on	Value Realized
	Exercise	on Exercise
Name	(#)	($)(1)

Neal R. Verfuerth	—	—
John H. Scribante	98,000	368,280
Patricia A. Verfuerth	—	—
Daniel J. Waibel	—	—
Scott R. Jensen	—	—

(1)	Represents the difference, if any, between the market price of a share of our common stock on the date of exercise of the shares purchased and the aggregate exercise price per share paid by the executive.

Payments Upon Termination or Change of Control

Employment Agreements

Under their current employment agreements, our NEOs are entitled to certain severance payments and other benefits upon a qualifying employment termination, including certain enhanced protections under such circumstances occurring after a change in control of our company. If the executive’s employment is terminated without “cause” or for “good reason” prior to the end of the employment period, the executive will be entitled to a lump sum severance benefit equal to a multiple (indicated in the table below) of the sum of his base salary plus the average of the prior three years’ bonuses; a pro rata bonus for the year of the termination; and COBRA premiums at the active employee rate for the duration of the executive’s COBRA continuation coverage period. To receive these benefits, the executive must execute and deliver to us (and not revoke) a general release of claims.

“Cause” is defined in the new employment agreements as a good faith finding by our board of directors that the executive has (i) failed, neglected, or refused to perform the lawful employment duties related to his position or that we assigned to him (other than due to disability); (ii) committed any willful, intentional, or grossly negligent act having the effect of materially injuring our interests, business, or reputation; (iii) violated or failed to comply in any material respect with our published rules, regulations, or policies; (iv) committed an act constituting a felony or misdemeanor involving moral turpitude, fraud, theft, or dishonesty; (v) misappropriated or embezzled any of our property (whether or not an act constituting a felony or misdemeanor); or (vi) breached any material provision of the employment agreement or any other applicable confidentiality, non-compete, non-solicit, general release, covenant not-to-sue, or other agreement with us.

“Good reason” is defined in the new employment agreements as the occurrence of any of the following without the executive’s consent: (i) a material diminution in the executive’s base salary; (ii) a material diminution in the executive’s authority, duties or responsibilities; (iii) a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive is required to report; (iv) a material diminution in the budget over which the executive retains authority; (v) a material change in the geographic location at which the executive must perform services; or (vi) a material breach by us of any provision of the employment agreement.

The severance multiples, employment and renewal terms and restrictive covenants under the new employment agreements, prior to any change of control occurring, are as follows:

		Employment	Renewal	Noncompete and
Executive	Severance	Term	Term	Confidentiality

Neal R. Verfuerth	2 × Salary + Avg. Bonus	2 Years	2 Years	Yes
Daniel J. Waibel	1 × Salary + Avg. Bonus	1 Year	1 Year	Yes
John H. Scribante	1/2 × Salary + Avg. Bonus	1 Year	1 Year	Yes
Patricia A. Verfuerth	1/2 × Salary + Avg. Bonus	1 Year	1 Year	Yes
Scott R. Jensen	1/2 × Salary + Avg. Bonus	1 Year	1 Year	Yes

We set the severance multiples, employment and renewal terms and restrictive covenants under the new employment agreements based on advice from Towers Perrin received prior to our IPO that such multiples and terms were then consistent with general public company practice and our subjective belief at the time that these amounts and terms were necessary to provide our NEOs with compensation arrangements that will help us to retain and attract high-quality executives in a competitive job market. The severance multiples and employment and renewal terms vary among our individual NEOs based on the advice of Towers Perrin received prior to our IPO that such multiples and terms were then consistent with general public company practice and our subjective judgment. We did not ascertain the basis or support for Towers Perrin’s advice that such multiples and other terms are consistent with general public company practice.

Our NEOs’ employment agreements also provide enhanced benefits following a change of control of our company. Upon a change of control, the executive’s employment term is automatically extended for a specified period, which varies among the individual executives, as shown in the chart below. Following the change of control, the executive is guaranteed the same base salary and a bonus opportunity at least equal to 100% of the prior year’s target award and with the same general probability of achieving performance goals as was in effect prior to the change of control. In addition, the executive is guaranteed participation in salaried and executive benefit plans that provide benefits, in the aggregate, at least as great as the benefits being provided prior to the change of control.

The severance provisions remain the same as in the pre-change of control context as described above, except that the multiplier used to determine the severance amount and the post change of control employment term increases, as is shown in the table below. The table also indicates the provisions in the employment agreements regarding triggering events and the treatment of payments under the agreements if the non-deductibility and excise tax provisions of Code Sections 280G and 4999 are triggered, as discussed below.

Post Change
of Control
		Employment		Excise Tax
Executive	Severance	Term	Trigger	Gross-Up	Valley

Neal R. Verfuerth	3 × Salary + Avg. Bonus	3 Years	Double	No	Yes
Daniel J. Waibel	2 × Salary + Avg. Bonus	2 Years	Double	No	Yes
John H. Scribante	1 × Salary + Avg. Bonus	1 Year	Double	No	Yes
Patricia A. Verfuerth	1 × Salary + Avg. Bonus	1 Year	Double	No	Yes
Scott R. Jensen	1 × Salary + Avg. Bonus	1 Year	Double	No	Yes

Prior to our IPO, we set the post change of control severance multiples and employment terms under our NEOs’ employment agreements based on our belief at the time that these amounts and terms would provide appropriate levels of protection for our NEOs to enable them to focus their efforts on behalf of our company without undue concern for their employment or financial security following a change in control. In making this determination, our compensation committee considered information provided by Towers Perrin prior to our IPO indicating that the proposed change of control severance multiples and employment terms were then generally consistent with the practices of Towers Perrin’s surveyed companies.

A change of control under the employment agreements generally occurs when a third party acquires 20% or more of our outstanding stock, there is a hostile board election, a merger occurs in which our shareholders cease to own 50% of the equity of the successor, we are liquidated or dissolved, or substantially all of our assets are sold. We have agreed to treat these events as triggering events under the employment agreements because such events would represent significant changes in the ownership of our company and could signal potential uncertainty regarding the job or financial security of our NEOs. Specifically, we believe that an acquisition by a third party of 20% or more of our outstanding stock would constitute a significant change in ownership of our company because we have a relatively diverse, widely-dispersed shareholder base. We believe the types of protections provided under our employment agreements better enable our executives to focus their efforts on behalf of our company during such times of uncertainty.

The employment agreements contain a “valley” excise tax provision to address Code Sections 280G and 4999 non-deductibility and excise taxes on “excess parachute payments.” Code Sections 280G and 4999 may affect the deductibility of, and impose additional excise taxes on, certain payments that are made upon or in connection with a change of control. The valley provision provides that all amounts payable under the employment agreement and any other of our agreements or plans that constitute change of control payments will be cut back to one dollar less than three times the executive’s “base amount,” as defined by Code Section 280G, unless the executive would retain a greater amount by receiving the full amount of the payment and personally paying the excise taxes. Under the employment agreements, we are not obligated to gross up executives for any excise taxes imposed on excess parachute payments under Code Section 280G or 4999.

Equity Plans

Our equity plans provide for certain benefits in the event of certain changes of control. Under both our existing 2003 Stock Option Plan and our 2004 Stock and Incentive Awards Plan, if there is a change of control, our compensation committee may, among other things, accelerate the exercisability of all outstanding stock options and/or require that all outstanding options be cashed out. Our 2003 Stock Option Plan defines a change of control as the occurrence of any of the following:

•	With certain exceptions, any “person” (as such term is used in sections 13(d) and 14(d) of the Exchange Act), becomes a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities representing more than 50% of the voting power of our then outstanding securities.

•	Our shareholders approve (or, if shareholder approval is not required, our board approves) an agreement providing for (i) our merger or consolidation with another entity where our shareholders immediately prior to the merger or consolidation will not beneficially own, immediately after the merger or consolidation, securities of the surviving entity representing more than 50% of the voting power of the then outstanding securities of the surviving entity, (ii) the sale or other disposition of all or substantially all of our assets, or (iii) our liquidation or dissolution.

•	Any person has commenced a tender offer or exchange offer for 30% or more of the voting power of our then outstanding shares.

•	Directors are elected such that a majority of the members of our board shall have been members of our board for less than two years, unless the election or nomination for election of each new director who was not a director at the beginning of such two-year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.

A change of control under our 2004 Stock and Incentive Awards Plan generally occurs when a third party acquires 20% or more of our outstanding stock, there is a hostile board election, a merger occurs in which our shareholders cease to own 50% of the equity of the successor, or we are liquidated or dissolved or substantially all of our assets are sold.

Payments Upon Termination

The following table summarizes the estimated value of payments and other benefits to which our NEOs would have been entitled under the employment agreements and equity plans described above upon certain terminations of employment, assuming, solely for purposes of such calculations, that (i) the triggering event or events occurred on March 31, 2009 and (ii) in the case of a change of control, the vesting of all stock options held by our NEOs was accelerated.

		Before Change in	After Change in
		Control Without	Control Without
		Cause or for	Cause or for
Name	Benefit	Good Reason ($)	Good Reason ($)

Neal R. Verfuerth	Severance	1,114,667	1,672,000
	Pro Rata Target Bonus	460,000	460,000
	Benefits	13,663	13,663
	Acceleration of Options	—	331,500
	Excise Tax Cut-Back	—	—

	Total	1,588,330	2,477,163
Daniel J. Waibel	Severance	253,333	506,667
	Pro Rata Target Bonus	80,000	80,000
	Benefits	20,762	20,762
	Acceleration of Options	—	132,600
	Excise Tax Cut-Back	—	(104,936)

	Total	354,095	635,093
John H. Scribante	Severance	130,833	261,667
	Pro Rata Target Bonus	80,000	80,000
	Benefits	—	—
	Acceleration of Options	—	130,400
	Excise Tax Cut-Back	—	—

	Total	210,833	472,067
Patricia A. Verfuerth	Severance	99,167	198,333
	Pro Rata Target Bonus	50,000	50,000
	Benefits	—	—
	Acceleration of Options	—	66,300
	Excise Tax Cut-Back	—	—

	Total	149,167	314,633
Scott R. Jensen	Severance	86,667	173,333
	Pro Rata Target Bonus	57,750	57,750
	Benefits	20,763	20,762
	Acceleration of Options	—	33,150
	Excise Tax Cut-Back	—	—

	Total	165,180	284,995

Total		2,467,605	4,183,951

Payments Upon Change of Control (No Termination)

If a change of control had occurred at the end of our fiscal 2009 on March 31, 2009, and our compensation committee had cashed out all of the stock options then held by our NEOs, whether or not vested, for a payment equal to the product of (i) the number of shares underlying such options and (ii) the excess, if any, of the closing price per share of our common stock on such date and the exercise price per share of such options, our NEOs would have received approximately the following benefits:

		Weighted Average
	Number of Option	Exercise
	Shares Cashed Out	Price per Option
Name	(#)	Share ($)	Value Realized ($)

Neal R. Verfuerth	204,546	$2.20	$452,047
Daniel J. Waibel	100,000	2.20	221,000
John H. Scribante	143,000	2.35	293,880
Patricia A. Verfuerth	97,665	1.43	290,587
Scott R. Jensen	33,000	2.21	72,530

Director Compensation

Prior to our IPO, our compensation committee retained Towers Perrin to provide it with recommendations regarding our compensation program for non-employee directors subsequent to our IPO. Based on Towers Perrin’s recommendations, our compensation committee then recommended that our board of directors adopt, and our board of directors then did adopt, the following compensation program for our non-employee directors which became effective upon the closing of our IPO: (a) an annual retainer of $40,000, payable in cash or shares of our common stock at the election of the recipient; (b) an annual stock option grant, vesting ratably over three years, with a grant date fair value of $45,000; (c) an annual retainer of $15,000 for each of the independent chairman of our board of directors and the chairman of the audit and finance committee of our board of directors, payable in cash or shares of common stock at the election of the recipient; and (d) an annual retainer of $10,000 for each of the chairmen of the compensation committee and the nominating and corporate governance committee of our board of directors, payable in cash or shares of common stock at the election of the recipient. In order to attract potential new independent directors in the future, our board of directors has retained the flexibility to make an initial stock option or other form of equity-based grant or a cash award to any such new non-employee directors upon joining our board.

Also prior to our IPO, based on the recommendation of Towers Perrin, our compensation committee then recommended for approval by our board of directors, and our board of directors then approved, stock ownership guidelines for our non-employee directors which became effective upon the closing of our IPO. The guidelines require non-employee directors to hold shares of our common stock with a value equal to or in excess of, for non-employee directors who were directors at the time of our IPO (Mr. Quadracci), five times their fiscal 2008 retainer and, for subsequently elected directors (Messrs. Flaum, Stephenson and Williamson), five times their retainer for the fiscal year of their election. We determine the number of shares the ownership guidelines require non-employee directors at the time of our IPO (Mr. Quadracci) to hold based on the IPO price of our common stock and, for subsequently elected non-employee directors (Messrs. Flaum, Stephenson and Williamson), we determine the number of shares based on the closing sale price of our common stock on the first trading day on or after their election. Non-employee directors are able to satisfy the ownership guidelines with shares of our common stock that they acquire through the exercise of stock options or other similar equity-based awards, through retention upon vesting of restricted shares or other similar equity-based awards or through direct share purchases. Mr. Quadracci, who was a director at the time of our IPO, has until December 24, 2012, which is five years from the closing of our IPO, to satisfy the ownership guidelines applicable to him. Directors elected after our IPO, including Messrs. Flaum, Stephenson and Williamson, are required to satisfy the guidelines within five years after their election.

Director Compensation for Fiscal 2009

The following table summarizes the compensation of our non-employee directors for fiscal 2009. As employee directors, neither Mr. Verfuerth nor Mr. Potts received any compensation for their service as directors, and they are therefore omitted from the table. Mr. Williamson is omitted from the table because he was not a director in fiscal

2009. We reimbursed each of our directors, including our employee directors, for expenses incurred in connection with attendance at meetings of our board and its committees.

	Fees Earned	Fees Earned	Option
	or Paid in	or Paid in	Awards	All Other
Name	Cash ($)	Stock ($)(1)	($)(2)(3)	Compensation ($)	Total ($)

Thomas A. Quadracci(4)	$—	$65,000	$26,001	—	$91,001
James R. Kackley(5)	55,000	—	70,082	—	125,082
Eckhart G. Grohmann(6)(7)	—	30,000	15,413	—	45,413
Patrick J. Trotter(8)	10,000	—	2,381	—	12,381
Diana Propper de Callejon(7)	20,000	—	10,235	—	30,235
Russell Flaum(9)	25,000	—	2,178	—	27,178
Roland Stephenson(10)(11)	10,000	10,000	2,178	—	22,178

(1)	This column includes the amounts that the indicated directors elected to receive in the form of shares of our common stock rather than in cash.

(2)	Represents the amount of expense recognized for financial accounting purposes pursuant to SFAS 123(R) for fiscal 2009 excluding, pursuant to SEC rules, the impact of estimated forfeitures related to service-based vesting conditions. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements for our fiscal year ended March 31, 2009.

(3)	The aggregate number of option awards outstanding as of March 31, 2009 for each director was as follows: Mr. Kackley held options to purchase an aggregate of 92,851 shares of our common stock at a weighted average exercise price of $3.33 per share; Mr. Quadracci held options to purchase 24,851 shares of our common stock at a weighted average exercise price of $8.75 per share; and Mr. Flaum held options to purchase 7,426 shares of our common stock at s weighted average exercise price of $3.00 per share; and Mr. Stephenson held options to purchase 7,426 shares of our common stock at a weighted average exercise price of $3.00 per share. On May 19, 2009, each non-employee director was granted his annual stock option grant having a fair value of $45,000, and represented by an option exercisable for 10,583 shares at an exercise price of $3.78 per share. All options vest ratably over a three-year period.

(4)	As permitted under our compensation program for non-employee directors, Mr. Quadracci elected to receive his fiscal 2009 retainers of $65,000 in shares of our common stock. Mr. Quadracci received 10,318 shares as a result of this election.

(5)	As disclosed above, on July 22, 2009, Mr. Kackley became our president and chief operating officer.

(6)	As permitted under our compensation program for non-employee directors, Mr. Grohmann elected to receive his retainers of $30,000 in shares of our common stock. Mr. Grohmann received 3,592 shares as a result of this election.

(7)	Mr. Grohmann and Ms. Propper de Callejon retired from our board of directors on September 10, 2008.

(8)	Mr. Trotter resigned from our board of directors effective May 31, 2008.

(9)	Mr. Flaum was elected to our board of directors on September 10, 2008.

(10)	As permitted under our compensation program for non-employee directors, Mr. Stephenson elected to receive one-half of his fiscal 2009 retainers of $20,000 (or $10,000) in shares of our common stock. Mr. Stephenson received 2,717 shares as a result of this election.

(11)	Mr. Stephenson was appointed to our board of directors on September 10, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 22, 2009, by:

•	each person (or group of affiliated persons) known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and current executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Under these rules, beneficial ownership also includes any shares as to which the individual or entity has the right to acquire beneficial ownership of within 60 days of July 22, 2009, through the exercise of any warrant, stock option or other right. Except as noted by footnote, and subject to community property laws where applicable, we believe that the shareholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Except as set forth below, the address of all shareholders listed under “Directors and executive officers” is c/o Orion Energy Systems, Inc. 2210 Woodland Drive, Manitowoc, WI 54220.

	Shares Beneficially Owned
	Number	Percentage of Outstanding

Directors and executive officers
Neal R. Verfuerth(1)	3,120,685	14.1%
James R. Kackley(2)	266,992	1.2
Daniel J. Waibel(3)	809,248	3.7
Michael J. Potts(4)	426,642	2.0
John Scribante(5)	28,105	*
Patricia A. Verfuerth(6)	3,120,685	14.1
Russell M. Flaum	0	*
Thomas A. Quadracci(7)	79,546	*
Roland G. Stephenson(8)	4,040	*
Mark C. Williamson	0	*
All directors and executive officers as a group (13 individuals)(9)	5,014,258	22.5%
Principal shareholders
GE Capital Equity Investments, Inc.(10)	1,774,832	8.2%
Anchorage Capital Master Offshore, Ltd.(11)	1,542,903	7.1%

*	Indicates less than 1%.

(1)	Consists of (i) 1,957,861 shares of common stock; (ii) 769,234 shares of common stock held by Mr. Verfuerth’s wife, Patricia A. Verfuerth; (iii) 257,286 shares of common stock issuable upon the exercise of vested and exercisable options; and (iv) 136,304 shares of common stock issuable upon the exercise of vested and exercisable options held by Mr. Verfuerth’s wife, Patricia A. Verfuerth. The number does not reflect 272,405 shares of common stock subject to options held by Mr. Verfuerth that will not become exercisable within 60 days of July 22, 2009.

(2)	Consists of (i) 161,022 shares of common stock; (ii) 60,970 shares of common stock issuable upon the exercise of vested and exercisable options; and (iii) 45,000 shares of common stock beneficially owned by Mr. Kackley’s grandchildren. The number does not include 42,464 shares of common stock subject to options held by Mr. Kackley that will not become exercisable within 60 days of July 22, 2009.

(3)	Consists of (i) 763,968 shares of common stock and (ii) 45,280 shares of common stock issuable upon the exercise of vested and exercisable options. The number does not include 81,123 shares of common stock subject to an option held by Mr. Waibel that will not become exercisable within 60 days of July 22, 2009.

(4)	Consists of (i) 392,352 shares of common stock and (ii) 34,290 shares of common stock issuable upon the exercise of vested and exercisable options. The number does not include 73,921 shares of common stock subject to options that will not become exercisable within 60 days of July 22, 2009.

(5)	Consists of (i) 23,815 shares of common stock owned by Garden Villa on 3rd LLP; and (iii) 4,290 shares of common stock issuable upon the exercise of vested and exercisable options. The number does not include 93,921 shares of common stock subject to an option that will not become exercisable within 60 days of July 22, 2009.

(6)	Consists of (i) 769,234 shares of common stock; (ii) 1,957,861 shares of common stock held by Ms. Verfuerth’s husband, Neal R. Verfuerth; (iii) 136,304 shares of common stock issuable upon the exercise of vested and exercisable options; and (iv) 257,286 shares of common stock issuable upon the exercise of vested and exercisable options held by Ms. Verfuerth’s husband, Neal R. Verfuerth. The number does not reflect 31,320 shares of common stock subject to options held by Ms. Verfuerth that will not become exercisable within 60 days of July 22, 2009.

(7)	Consists of (i) 62,976 shares of common stock; (ii) 3,600 shares of common stock held by Mr. Quadracci’s wife; and (iii) 12,970 shares of common stock issuable upon the exercise of vested and exercisable options. The number does not include 22,464 shares of common stock subject to an option held by Mr. Quadracci that will not become exercisable within 60 days of July 22, 2009.

(8)	Consists of 4,040 shares of common stock.

(9)	Includes 655,991 shares of common stock issuable upon the exercise of vested and exercisable options. The number does not include 804,140 shares of common stock subject to options that will not become exercisable within 60 days of July 22, 2009.

(10)	The address of GE Capital Equity Investments, Inc., which we refer to as “GECEI,” is 201 Merritt 7, Norwalk, Connecticut 06851. Other than share ownership percentage information, the information set forth is as of December 31, 2008, as reported by GECEI in its Schedule 13G filed with us and the SEC.

(11)	The address of Anchorage Capital Master Offshore, Ltd., which we refer to as “ACMOL,” is 610 Broadway, 6th Floor, New York, New York 10012. Other than share ownership percentage information, the information set forth is as of December 31, 2008, as reported by ACMOL in its Schedule 13G filed with us and the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures Governing Related Person Transactions

Our policy is to enter into transactions with related persons on terms that, on the whole, are no less favorable to us than those available from unaffiliated third parties. Our board of directors has adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:

•	a “related person” means any of our directors, executive officers, nominees for director, holder of 5% or more of our common stock or any of their immediate family members; and

•	a “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person had or will have a direct or indirect material interest.

Each of our executive officers, directors or nominees for director is required to disclose to our audit and finance committee certain information relating to related person transactions for review, approval or ratification by our audit and finance committee. In making a determination about approval or ratification of a related person transaction, our audit and finance committee will consider the information provided regarding the related person transaction and whether consummation of the transaction is believed by the committee to be in our best interests. Our audit and finance committee may take into account the effect of a director’s related person transaction on the director’s status as an independent member of our board of directors and eligibility to serve on committees of our board under SEC rules and the listing standards of the Nasdaq Global Market. Any related person transaction must be disclosed to our full board of directors.

Related Person Transactions

Set forth below are certain related person transactions that occurred in our fiscal year 2009. Based on our experience in the business sectors in which we participate and the terms of our transactions with unaffiliated third persons, we believe that all of the transactions set forth below (i) were on terms and conditions that were not materially less favorable to us than could have been obtained from unaffiliated third parties and (ii) complied with the terms of our policies and procedures regarding related person transactions. All of the transactions set forth below have been ratified by our audit and finance committee.

Thomas A. Quadracci

During fiscal 2009, we received an aggregate of $49,000 for products and services we sold to Quad/Graphics, Inc. In addition, during fiscal 2009, we purchased an aggregate of $180,000 of products and services from Quad/Graphics, Inc. Thomas A. Quadracci, our chairman of the board, was the executive chairman of Quad/Graphics, Inc. until January 1, 2007 and is a shareholder of Quad/Graphics, Inc.

Roland G. Stephenson

During fiscal 2009, we received an aggregate of $109,000 for products and services we sold to Faith Technologies, Inc. In addition, during fiscal 2009, we purchased an aggregate of $430,000 of products and services from Faith Technologies, Inc. Roland G. Stephenson, who has been one of our directors since September, 2008, is the chief executive officer and a significant shareholder of Faith Technologies, Inc.

John H. Scribante

In August 2008, we entered into a repurchase agreement with John H. Scribante, our senior vice president of business development, pursuant to which we agreed to purchase from a trust established by Mr. Scribante 175,525 shares of our common stock owned outright by the trust and an additional 98,000 shares that were acquired by Mr. Scribante and transferred to the trust upon the exercise of stock options on September 16, 2008. The price that we paid for the shares was determined based upon a formula that reflected the closing price of our common stock on September 15, 2008 and the exercise price of the stock options. The approximate dollar value of the transaction was $1,059,868.

James R. Kackley

In February 2009, we entered into a charitable gift and corporate stock repurchase agreement with James R. Kackley, who was at the time one of our directors and who has since become our president and chief operating officer. Pursuant to the agreement, we became obligated to purchase from a charitable organization shares of our common stock worth $500,000 to be gifted to the organization by Mr. Kackley. The purchases were to take place on five specified dates, all but two of which have since occurred. The dollar amount that we pay for the shares is fixed at an aggregate of $500,000, and the number of shares repurchased varies according to the closing price of our common stock on the day prior to the specified purchase dates.

Neal and Patricia Verfuerth

The former employment agreement of Mr. Verfuerth, our chief executive officer, entitled him to ownership of any intellectual property work product he created during the term of his agreement, but required him to disclose to us, and give us the option to acquire, all such work product. Under his former employment agreement, the price of such patented or patent pending work product was subject to negotiation, but could not exceed $1,500 per month per item of work product during the period in which we significantly used or relied upon the item. The former employment agreement entitled us to acquire all of Mr. Verfuerth’s intellectual property work product with respect to which he did not intend to file a patent for a single flat fee of $1,000. The agreement also required Mr. Verfuerth to communicate with us regarding any of his intellectual property work product that we acquired and to provide reasonable assistance to us in enforcing our rights in any such work product. We provided this arrangement to give Mr. Verfuerth an incentive to create potentially valuable intellectual property for use in our business, to compensate him for any such intellectual property he might create and to ensure that we would have the option to acquire any such intellectual property. In fiscal 2008, we paid Mr. Verfuerth $112,500 in intellectual property fees for intellectual property work product that we acquired, as reflected in the Summary Compensation Table above.

Pursuant to his new employment agreement, which we entered into in fiscal 2009, on April 14, 2008, we paid Mr. Verfuerth a lump sum of $950,000 in consideration of Mr. Verfuerth’s termination of his former employment agreement, including all of our obligations to pay Mr. Verfuerth his intellectual property fees thereunder, and to irrevocably transfer, convey and assign to us all of his prior, current and future intellectual property rights created by him during his term of employment with us. We based the amount of the lump sum payment on a valuation of Mr. Verfuerth’s intellectual property rights performed by an independent valuation firm that our compensation committee commissioned, and determined the final amount by negotiations between Mr. Verfuerth and our compensation committee. The lump sum payment was in the low end of the range of the value of the intellectual property fees estimated by the independent valuation firm. As a result of entering into the new employment agreement, we now have the full and exclusive right of ownership to all of Mr. Verfuerth’s prior, current and future intellectual property rights.

In fiscal 2009, Josh Kurtz and Zach Kurtz, two of our national account managers, received $142,633 and $137,148, respectively, of compensation from us in their capacities as employees. Messrs. Kurtz and Kurtz are the sons of Patricia A. Verfuerth and Neal R. Verfuerth.

Director Independence

Our board has determined that each of Messrs. Quadracci, Flaum, Stephenson and Williamson is, and until July 22, 2009, Mr. Kackley was, independent under listing standards of the Nasdaq Global Market (which we refer to as “Nasdaq”). Our board generally uses the director independence standards set forth by Nasdaq as its subjective independence criteria for directors, and then makes an affirmative determination as to each director’s independence by taking into account other, objective criteria as applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton, LLP (which we refer to as “GT”) was our independent registered public accounting firm and has audited our consolidated balance sheets as of March 31, 2009 and March 31, 2008, and the consolidated statements of operations, shareholders’ equity, income (loss) and cash flows for each of years in the three year period ended March 31, 2009, as stated in their report appearing in our Annual Report on Form 10-K. Our audit and finance committee has selected GT to be our independent registered public accounting firm for the fiscal year 2010. In doing so, the committee considered the results from its review of GT’s independence, including (a) all relationships between GT and our company and any disclosed relationships or services that may impact their objectivity and independence, (b) GT’s performance and qualification as an independent registered public accounting firm and (c) the fact that the GT engagement audit partner is rotated on a regular basis as required by applicable laws and regulations.

Representatives of GT will be present at our annual meeting. They will have the opportunity to make a statement if they so desire and to respond to appropriate questions.

The following table presents fees billed for professional services rendered for the audit of our annual financial statements for fiscal 2009 and fiscal 2008 and fees billed for other services rendered during fiscal 2009 and fiscal 2008 by GT:

	Fiscal 2009	Fiscal 2008

Audit fees(1)	$316,234	$225,139
Audit-related fees(2)	11,677	13,330
Tax fees(3)	101,725	121,998
Total fees	$429,636	$360,467

(1)	Represents the aggregate fees billed for the audit of the March 31, 2009 and 2008 financial statements, respectively, review of quarterly financial statements, attendance at audit committee meetings and Sarbanes-Oxley section 404 advisory services.

(2)	Represents the aggregate fees billed for audit of our benefit plans.

(3)	Represents the aggregate fees billed for tax compliance.

The audit and finance committee has considered whether the provision of these services not related to the audit of the financial statements acknowledged above was compatible with maintaining the independence of GT and is of the opinion that the provision of these services were compatible with maintaining GT’s independence.

The audit and finance committee, in accordance with its charter, must pre-approve all non-audit services provided by our independent registered public accountants. The audit and finance committee generally pre-approves specified services in the defined categories of audit services, audit related services and tax services up to specified amounts. Pre-approval may also be given as part of our audit and finance committee’s approval of the scope of the engagement of the independent registered public accountants or on an individual, explicit case-by-case basis before the independent auditor is engaged to provide each service.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Our financial statements are set forth in Item 8 of the Form 10-K filed on June 15, 2009.

(b) Financial Statement Schedule

The financial statement schedules are as listed under Part IV, Item 15 of the Form 10-K filed on June 15, 2009.

The Exhibit Index under Part IV, Item 15 of the Form 10-K filed on June 15, 2009 is hereby amended and replaced in its entirety by the following:

EXHIBIT INDEX

Number	Exhibit Title

2.1	Form of Series C Senior Convertible Preferred Stock Purchase Agreement, including exhibits, by and among Orion Energy Systems, Inc. and the signatories thereto, filed as Exhibit 2.1 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 2.1.
3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 3.1.
3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.5 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 3.2.
4.1	Amended and Restated Investors’ Rights Agreement by and among Orion Energy Systems, Inc. and the signatories thereto, dated August 3, 2007, filed as Exhibit 4.1 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.1.
4.2	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc. , filed as Exhibit 4.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.2.
4.3	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc. , filed as Exhibit 4.4 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.3.
4.4	Rights Agreement, dated as of January 7, 2009, between Orion Energy Systems, Inc. and Wells Fargo Bank, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights, filed as Exhibit 4.1 to the Registrant’s Form 8-A filed January 8, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 4.4.
10.1	Credit Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc., Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.1.
10.2	First Amendment, dated May 15, 2009, to the Credit Agreement, dated as of March 18, 2008, among the Company, Great Lakes Energy Technologies, LLC, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 20, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.2.*
10.3	Revolving Line of Credit Note, dated March 18, 2008, by and between Orion Energy Systems, Inc., Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.3.
10.4	Separation Agreement by and between Orion Energy Systems, Inc. and Bruce Wadman, effective July 5, 2007, filed as Exhibit 10.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.4.*
10.5	Separation Agreement by and between Orion Energy Systems, Inc. and James Prange, effective July 18, 2007, filed as Exhibit 10.4 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.5.*
10.6	Orion Energy Systems, Inc. 2003 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.6.*
10.7	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2003 Stock Option Plan, filed as Exhibit 10.7 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.7.*

Number	Exhibit Title

10.8	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.8.*
10.9	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.9.*
10.10	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.11 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.10.*
10.11	Form of Promissory Note and Collateral Pledge Agreement in favor of Orion Energy Systems, Inc. in connection with option exercises (all such notes were paid in full in July and August 2007), filed as Exhibit 10.12 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.11.*
10.12	Summary of Non-Employee Director Compensation, filed as Exhibit 10.15 to the Registrant’s Form S-1 filed November 16, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.12.*
10.13	Executive Employment and Severance Agreement, dated February 15, 2008, by and between Orion Energy Systems, Inc. and Daniel J. Waibel, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.13* (replaced by Exhibit 10.14 to this Form 10-K on August 12, 2008).
10.14	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Daniel J. Waibel, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.14.*
10.15	Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.15.*
10.16	Executive Employment and Severance Agreement, dated February 20, 2008, by and between Orion Energy Systems, Inc. and Eric von Estorff, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.16.*
10.17	Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Erik G. Birkerts, filed as Exhibit 10.4 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.17* (replaced by Exhibit 10.18 to this Form 10-K on August 12, 2008).
10.18	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Erik G. Birkerts, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.18.*
10.19	Executive Employment and Severance Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.19.*
10.20	Executive Employment and Severance Agreement, dated April 14, 2008, by and between Orion Energy Systems, Inc. and Neal R. Verfuerth, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 18, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.20.*
10.21	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Scott R. Jensen, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.21.*
10.22	Executive Employment and Severance Agreement, dated February 4, 2009, by and between Orion Energy Systems, Inc. and Patricia A. Verfuerth, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.22.*

Number	Exhibit Title

10.23	Patent and Trademark Security Agreement by and between Orion Energy Systems, Inc. and Wells Fargo Bank, National Association, Acting Through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, filed as Exhibit 10.13 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.23.
10.24	Patent and Trademark Security Agreement by and between Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, Acting Through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, filed as Exhibit 10.14 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.24.
10.25	Offer Letter, dated as of July 22, 2009, between Orion Energy Systems, Inc. and James R. Kackley, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 22, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.25.*
10.26	Executive Employment and Severance Agreement, dated as of July 22, 2009, between Orion Energy Systems, Inc. and James R. Kackley, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed July 22, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.26.*
10.27	Stock Option Award Agreement, dated as of July 22, 2009, between Orion Energy Systems, Inc. and James R. Kackley, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed July 22, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.27.*
21.1	Subsidiaries of Orion Energy Systems, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.**
31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.**
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2009.

ORION ENERGY SYSTEMS, INC.

By:	/s/ Neal R. Verfuerth
Neal R. Verfuerth
Chief Executive Officer