Form 10-Q
period 2009-06-30
ORION ENERGY SYSTEMS, INC.
filed 2009-08-10
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33887
Orion Energy Systems, Inc.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1847269

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

2210 Woodland Drive, Manitowoc, Wisconsin	54220

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (920) 892-9340
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 21,699,521 shares of the Registrant’s common stock outstanding on August 6, 2009.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2009	2009
Assets
Cash and cash equivalents	$36,163	$26,861
Short-term investments	6,490	7,250
Accounts receivable, net of allowances of $222 and $245	11,572	11,474
Inventories, net	20,232	20,990
Deferred tax assets	548	534
Prepaid expenses and other current assets	3,369	2,508

Total current assets	78,374	69,617
Property and equipment, net	22,999	24,652
Patents and licenses, net	1,404	1,390
Deferred tax assets	593	1,603
Other long-term assets	352	351

Total assets	$103,722	$97,613

Liabilities and Shareholders’ Equity
Accounts payable	$7,817	$4,385
Accrued expenses	2,315	1,965
Current maturities of long-term debt	815	755

Total current liabilities	10,947	7,105
Long-term debt, less current maturities	3,647	3,493
Other long-term liabilities	433	463

Total liabilities	15,027	11,061

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2009 and June 30, 2009; no shares issued and outstanding at March 31, 2009 and June 30, 2009	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2009 and June 30, 2009; shares issued: 28,875,879 and 29,088,953 at March 31, 2009 and June 30, 2009; shares outstanding: 21,528,783 and 21,707,843 at March 31, 2009 and June 30, 2009	—	—
Additional paid-in capital	118,907	119,598
Treasury stock: 7,347,096 and 7,381,110 common shares at March 31, 2009 and June 30, 2009	(31,536)	(31,686)
Accumulated other comprehensive (loss) income	(32)	58
Retained earnings (deficit)	1,356	(1,418)

Total shareholders’ equity	88,695	86,552

Total liabilities and shareholders’ equity	$103,722	$97,613

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2008	2009
Product revenue	$12,889	$10,677
Service revenue	3,217	1,951

Total revenue	16,106	12,628
Cost of product revenue	8,613	7,872
Cost of service revenue	2,296	1,255

Total cost of revenue	10,909	9,127

Gross profit	5,197	3,501
Operating expenses:
General and administrative	2,615	3,163
Sales and marketing	2,652	3,152
Research and development	418	419

Total operating expenses	5,685	6,734

Loss from operations	(488)	(3,233)
Other income (expense):
Interest expense	(67)	(56)
Dividend and interest income	617	123

Total other income (expense)	550	67

Income (loss) before income tax	62	(3,166)

Income tax expense (benefit)	28	(393)

Net income (loss)	$34	$(2,773)

Basic net income (loss) per share attributable to common shareholders	$0.00	$(0.13)
Weighted-average common shares outstanding	27,038,353	21,588,364
Diluted net income (loss) per share attributable to common shareholders	$0.00	$(0.13)
Weighted-average common shares and share equivalents outstanding	30,015,198	21,588,364
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2008	2009
Operating activities
Net income (loss)	$34	$(2,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	401	679
Stock-based compensation expense	458	320
Deferred income tax benefit	(242)	(997)
Other	55	5
Changes in operating assets and liabilities:
Accounts receivable	5,212	98
Inventories	(3,163)	(758)
Prepaid expenses and other current assets	(679)	872
Accounts payable	(676)	(3,432)
Accrued expenses	(451)	(331)

Net cash provided by (used in) operating activities	949	(6,317)
Investing activities
Purchase of property and equipment	(3,045)	(1,795)
Purchase of property and equipment held under operating leases	—	(509)
Purchase of short-term investments	(22,663)	(669)
Additions to patents and licenses	(1,024)	(12)
Proceeds from sales of long term assets	1,155	—
Gain on sale of long term investment	(361)	—
Note receivable from sale of long term investment	(297)	—

Net cash used in investing activities	(26,235)	(2,985)
Financing activities
Payment of long-term debt	(198)	(215)
Repurchase of common stock into treasury	—	(150)
Excess tax benefits from stock-based compensation	819	—
Deferred financing costs and offering costs	7	—
Proceeds from issuance of common stock	561	365

Net cash provided by financing activities	1,189	—

Net decrease in cash and cash equivalents	(24,097)	(9,302)
Cash and cash equivalents at beginning of period	78,312	36,163

Cash and cash equivalents at end of period	$54,215	$26,861

Supplemental cash flow information:
Cash paid for interest	$94	$73
Cash paid for income taxes	83	30
Supplemental disclosure of non-cash investing and financing activities
Long term note receivable received on sale of investment	$297	—
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2010 or other interim periods.
     The condensed consolidated balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the Securities and Exchange Commission on June 15, 2009.
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

Short-term investments available for sale
     The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2009 and June 30, 2009 were as follows (in thousands):

	March 31, 2009
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$14,114	$—	$—	$14,114	$14,114	$—
Bank certificate of deposit	9,007	—	—	9,007	6,207	2,800
Commercial paper	3,690	—	—	3,690	—	3,690
Corporate obligations	2,257	—	(7)	2,250	2,250	—
Government agency obligations	12,412	—	(25)	12,387	12,387	—

Total	$41,480	$—	$(32)	$41,448	$34,958	$6,490

	June 30, 2009
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$20,367	$—	$—	$20,367	$20,367	$—
Bank certificate of deposit	9,070	—	—	9,070	5,517	3,553
Commercial paper	3,639	58	—	3,697	—	3,697

Total	$33,076	$58	$—	$33,134	$25,884	$7,250

     The Company follows Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
      As of June 30, 2009, the Company’s financial assets were measured at fair value in accordance with SFAS No. 157 employing level 1 inputs.
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
     Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 10.25%. As of June 30, 2009, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2010	$41
Fiscal 2011	25

Total gross receivable	66
Less: amount representing interest	(5)

Net contracts receivable	$61

Inventories
     Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2009 and June 30, 2009, the Company had inventory obsolescence reserves of $668,000 and $667,000.
     Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
     Inventories were comprised of the following (in thousands):

	March 31,	June 30,
	2009	2009
Raw materials and components	$9,629	$10,818
Work in process	1,753	1,237
Finished goods	8,850	8,935

	$20,232	$20,990

Property and Equipment
     Property and equipment were comprised of the following (in thousands):

	March 31,	June 30,
	2009	2009
Land and land improvements	$822	$1,386
Buildings	5,435	13,798
Furniture, fixtures and office equipment	3,432	4,820
Plant equipment	6,882	7,054
Construction in progress	11,366	3,220

	27,937	30,278
Less: accumulated depreciation and amortization	(4,938)	(5,626)

Net property and equipment	$22,999	$24,652

     Equipment included above under capital leases was as follows (in thousands):

	March 31,	June 30,
	2009	2009
Equipment	$1,104	$1,104
Less: accumulated amortization	(477)	(506)

Net equipment	$627	$598

     The Company capitalized $39,000 and $21,000 of interest for construction in progress for the three months ended June 30, 2008 and 2009. As of June 30, 2009 the Company had equipment held under operating leases of $0.9 million, net of depreciation of $0.1 million.
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
Other Long-Term Assets
     Other long-term assets include $33,000 and $31,000 of deferred financing costs as of March 31, 2009 and June 30, 2009 and $297,000 of a note receivable as of both dates. Upon the sale of the long-term investment noted above, the Company received a promissory note. The note provides for interest only payments at 7% for the first year and 15% for the second year and thereafter. The full principal amount of the note is due in June 2011. The note is secured by a personal guarantee from the CEO of the specialty aluminum products company.
Accrued Expenses
     Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, sales tax payable and other various unpaid expenses. Accrued health insurance costs were $378,000 and $394,000 as of March 31, 2009 and June 30, 2009.
     The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
     Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2009
Beginning of period	$69	$55
Provision to cost of revenue	3	10
Charges	(9)	—

End of period	$63	$65

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
     In October 2008, the Company introduced a new financing program called the Orion Virtual Power Plant (“OVPP”) for a customer’s purchase of the Company’s energy management systems. The OVPP is structured as a supply contract in which the Company commits to deliver a defined amount of energy savings at a fixed rate over the life of the contract, typically a 12 month renewable agreement with a maximum term between three and five years. Upon successful installation of the system and customer acknowledgement that the product is operating as specified, revenue is recognized on a monthly basis over the life of the contract.
     Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $251,000 and $484,000 as of March 31, 2009 and June 30, 2009.
     Deferred revenue relates to an obligation to provide maintenance on certain sales and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue is recognized when the services are delivered, which occurs in excess of a year after the original contract.
     Deferred revenue was comprised of the following (in thousands):

	March 31,	June 30,
	2009	2009
Deferred revenue — current liability	$103	$116
Deferred revenue — long term liability	36	64

Total deferred revenue	$139	$180

Income Taxes
     The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). SFAS 109 requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the temporary differences will reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2009
Unrecognized tax benefits as of beginning of period	$392	$397
Decreases relating to settlements with tax authorities	(5)	—
Additions based on tax positions related to the current period positions	6	1

Unrecognized tax benefits as of end of period	$393	$398

     The income tax provision for the three months ended June 30, 2009 was determined by applying an estimated annual effective tax rate of (12.4)% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
     Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2009
Statutory federal tax rate	34.0%	(34.0)%
State taxes, net	5.1%	0.1%
Stock-based compensation expense	3.0%	18.5%
Federal tax credit	(1.5)%	0.0%
State tax credit	(1.0)%	0.0%
Other, net	(0.3)%	3.0%

Effective income tax rate	38.1%	(12.4)%

     The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. As of June 30, 2009, the Company has approximately $5.2 million of net operating losses that resulted from the exercise of non-qualified stock options in the current and prior years that have not been recognized as a reduction to current income taxes payable.
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
Stock Option Plans
     The fair value of each option grant for the three months ended June 30, 2008 and 2009 was determined using the assumptions in the following table:

	Three Months Ended June 30,
	2008	2009
Weighted average expected term	6.0 years	5.3 years
Risk-free interest rate	3.24%	2.23%
Expected volatility	60%	60%
Expected forfeiture rate	2%	3%
Expected dividend yield	0%	0%

Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents. For the three months ended June 30, 2009, the calculation of dilutive weighted average shares outstanding does not include the following potentially dilutive shares as their effect would be antidilutive.
     The net income (loss) per share of common stock for the three months ended June 30, 2008 and 2009 was as follows:

	Three Months Ended
	June 30,
	2008	2009
(in thousands except share amounts)
Numerator:
Numerator for diluted net income (loss) per common share	$34	$(2,773)
Denominator:
Weighted-average common shares outstanding	27,038,353	21,588,364
Weighted-average effect of assumed conversion of stock options and warrants	2,976,845	869,552

Weighted-average common shares and common share equivalents outstanding	30,015,198	22,457,916

Concentration of Credit Risk and Other Risks and Uncertainties
     The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
     The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 30% and 9% of total cost of revenue for the three months ended June 30, 2008 and 2009.
     For the three months ended June 30, 2008, no customer accounted for more than 10% of revenue. For the three months ended June 30, 2009, one customer accounted for 13% of revenue.
     As of March 31, 2009, no customer accounted for more than 10% of the accounts receivable balance. As of June 30, 2009, one customer accounted for 13% of the accounts receivable balance.
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
Recent Accounting Pronouncements
     In April 2009, the Company adopted FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The adoption of FSP FAS 142-3 had no material impact on the Company’s financial position, results of operations or cash flows.

     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB 28 to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 and APB 28-1 in its first quarter ending June 30, 2009 had no material impact on the Company’s financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of FSP FAS 115-2 and FAS 124-2 in its first quarter ending June 30, 2009 had no material impact on the Company’s financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 in its first quarter ending June 20, 2009 had no material impact on the Company’s financial position, results of operations or cash flows.
     In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for interim reporting periods ending after June 15, 2009. The Company adopted SFAS 165 in the first quarter of fiscal 2010.
     In June 2009, the FASB issued SFAS No. 166 (“SFAS 166”), Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact it will have on the consolidated results of the Company.
     In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), Amendments to FASB Interpretation No. 46(R). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company is currently evaluating the impact it will have on the consolidated results of the Company.
NOTE C — RELATED PARTY TRANSACTIONS
     The Company incurred fees of $12,000 for the three months ended June 30, 2008 for intellectual property fees paid to an executive pursuant to an employment agreement. In April 2008, the intellectual property rights were purchased from the executive for a cash payment of $950,000. Please refer to “Patents and Licenses” under footnote B for additional disclosure.
     During the three months ended June 30, 2008 and 2009, the Company recorded revenue of $6,000 and $25,000, respectively, for products and services sold to an entity for which the Company’s Chairman of the Board was formerly the executive chairman. During the same three month periods, the Company purchased goods and services from the same entity in the amounts of $45,000 and $30,000, respectively. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

     During the three months ended June 30, 2008 and 2009, the Company recorded revenue of $100 and $1,000, respectively, for products and services sold to an entity for which a member of the board of directors previously served as an executive vice president. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
     During the three months ended June 30, 2008 and 2009, the Company recorded revenue of $15,000 and $30,000, respectively, for products and services sold to an entity for which a member of the board of directors serves as the chief executive officer. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
NOTE D — LONG-TERM DEBT
     Long-term debt as of March 31, 2009 and June 30, 2009 consisted of the following (in thousands):

	March 31,	June 30,
	2009	2009
Term note	$1,235	$1,182
First mortgage note payable	990	973
Debenture payable	885	876
Lease obligations	227	158
Other long-term debt	1,125	1,059

Total long-term debt	4,462	4,248
Less current maturities	(815)	(755)

Long-term debt, less current maturities	$3,647	$3,493

Revolving Credit Agreement
On March 18, 2008, the Company entered into a credit agreement (“Credit Agreement”) to replace a previous agreement between the Company and Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Agreement provides for a revolving credit facility (“Line of Credit”) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. The Company has a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the Line of Credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. In December 2008, the Company briefly drew $4.0 million on the line of credit due to the timing of treasury repurchases and funds available in the Company’s operating account. In May 2009, the Company completed an amendment to the Credit Agreement, effective as of March 31, 2009, which formalized Wells Fargo’s prior consent to the Company’s treasury repurchase program, increased the capital expenditures covenant for fiscal 2009 and revised certain financial covenants by adding a minimum requirement for unencumbered liquid assets, increasing the quarterly rolling net income requirement and modifying the merger and acquisition covenant exemption. As of March 31, 2009 and June 30, 2009, there was no outstanding balance due on the Line of Credit. Borrowings allowed under the Line of Credit as of March 31, 2009 and June 30, 2009 were $14.4 million and $14.6 million based upon available working capital, as defined.
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

At the end of the Company’s fiscal 2010 first quarter, even though the Company had no borrowings outstanding under the Line of Credit, the Company was not in technical compliance with the rolling quarterly net income and the fixed charge coverage ratio covenants in the Credit Agreement. Prior to the end of the first quarter, the Company received assurances from Wells Fargo that they would waive such covenant violations. Subsequent to the end of the quarter, the Company obtained a written waiver from Wells Fargo confirming its prior agreement to waive such covenant violations and asking that the Company agree to a subsequent amendment to the Credit Agreement that will make certain changes to the terms of the Credit Agreement, including modifying its financial covenants.
NOTE E — INCOME TAXES
As of June 30, 2009, the Company had federal net operating loss carryforwards of approximately $8.2 million, of which $5.2 million are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $3.3 million, of which $2.4 million are associated with the exercise of non-qualified stock options. The Company also has federal tax credit carryforwards of approximately $506,000, of which $171,000 has not yet been recognized in the financial statements, and state tax credit carryforwards of $473,000, net of a valuation allowance of $24,000, as of June 30, 2009. The Company has not recorded a valuation allowance for federal loss carryforwards or tax credits. Both the net operating losses and tax credit carryforwards expire between 2020 and 2029.

In 2007, the Company’s past issuances and transfers of stock caused an ownership change for certain tax purposes. As a result, the Company’s ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for the Company. The Company does not believe the ownership change affects the use of the full amount of the net operating loss carryforwards.
NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $262,000 and $286,000 for the three months ended June 30, 2008 and 2009. In addition, the Company enters into non-cancelable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand, as well as for capital expenditures. As of June 30, 2009, the Company had entered into $11.3 million of purchase commitments related to fiscal 2010, including $0.8 million related to the remaining capital committed for information technology improvements and other manufacturing equipment, $1.1 million for commitments under non-cancelable operating leases and $9.4 million for inventory purchases.
Litigation
In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, several of its officers, all members of its then existing board of directors, and certain underwriters relating to the Company’s December 2007 initial public offering (“IPO”). The plaintiffs claim to represent those persons who purchased shares of the Company’s common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in the Company’s IPO registration statement and prospectus. The complaints allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
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
The Company believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flow. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage or a judgment which is not covered by insurance could materially and adversely affect the Company’s financial condition, results of operations and cash flow. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

NOTE G — SHAREHOLDERS’ EQUITY
Share Repurchase Program
In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of the Company’s outstanding common stock. In December 2008, the Company’s board of directors supplemented the share repurchase program authorizing the Company to repurchase up to an additional $10 million of the Company’s outstanding common stock. As of June 30, 2009, the Company had repurchased 7,005,104 shares of common stock at a cost of $29.5 million under the program.
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
NOTE H — STOCK OPTIONS AND WARRANTS
The Company grants stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the “Plans”). Under the terms of the Plans, the Company has reserved 10,500,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of ten years. In the past, the Company has granted both incentive stock options and non-qualified stock options, although in July 2008, the Company adopted a policy of only granting non-qualified stock options. Restricted stock awards have no vesting period and have been issued to certain non-employee directors in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company.
In fiscal 2009, the Company granted 16,627 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $3.00 to $11.61 per share. For the three months ended June 30, 2009, we granted 1,323 shares from the 2004 Stock Incentive Awards Plan to a non-employee director who elected to receive stock awards in lieu of cash compensation. The shares were valued at $3.78, the market price as of the grant date.

The following amounts of stock-based compensation were recorded (in thousands):

	Three months ended June 30,
	2008	2009
Cost of product revenue	$65	$59
General and administrative	254	122
Sales and marketing	126	129
Research and development	13	10

Total	$458	$320

As of June 30, 2009, compensation cost related to non-vested common stock-based compensation amounted to $4.7 million over a remaining weighted average expected term of 6.9 years.
The following table summarizes information with respect to the Plans:

		Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2009	1,070,954	3,680,945	$3.40	6.82
Granted stock options	(242,227)	242,227	3.74
Granted shares	(1,323)	—	—
Forfeited	56,600	(56,600)	7.33
Exercised	—	(190,565)	1.66

Balance at June 30, 2009	884,004	3,676,007	$3.45	6.88	$4,429,024

Exercisable at June 30, 2009		1,713,655	$2.49	5.26	$2,912,265

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $3.75 as of June 30, 2009.
A summary of the status of the Company’s outstanding non-vested stock options as of June 30, 2009 is as follows:

Non-vested at March 31, 2009	1,821,827
Granted	242,227
Vested	(45,102)
Forfeited	(56,600)

Non-vested at June 30, 2009	1,962,352

The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2009 or for the three months ended June 30, 2009.
Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2009	488,504	$2.31
Issued	—	—
Exercised	(21,186)	2.30
Cancelled	—	—

Balance at June 30, 2009	467,318	$2.31

     A summary of outstanding warrants at June 30, 2009 follows:

Exercise Price	Number of Warrants	Expiration
$2.25	38,980	Fiscal 2014
$2.30	8 391,078	Fiscal 2010
$2.50	3 37,260	Fiscal 2011

Total	467,318

NOTE I — SUBSEQUENT EVENTS
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning July 1, 2009 through August 10, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report filed on Form 10-K for the year ended March 31, 2009 and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
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
We have sold and installed more than 1,524,000 of our HIF lighting systems in over 4,700 facilities from December 1, 2001 through June 30, 2009. We have sold our products to 119 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2009 included Coca-Cola Enterprises Inc., Anheuser-Busch Companies, Inc., Kraft Foods Inc., Ben E. Keith Co., SYSCO Corp., Americold Logistics, LLC and U.S. Foodservice. Our top direct customers by revenue for the three months ended June 30, 2009 included Coca-Cola Enterprises Inc., U.S. Foodservice, Americold Logistics, LLC, SYSCO Corp. and Kraft Foods Inc.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2009, “fiscal 2009”. We call our current fiscal year, which will end on March 31, 2010, “fiscal 2010.” Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Because of the current recessed state of the global economy, especially as it relates to capital equipment manufacturers, we expect our first half of fiscal 2010 to continue to be impacted by lengthened customer sales cycles and sluggish customer capital spending. To address anticipated reduced profitability as a result of the expected slow first half of fiscal 2010, we implemented $3.2 million of annualized cost reductions, which are expected to begin to be realized over the remainder of fiscal 2010. These cost containment initiatives include reductions related to headcount, work hours and discretionary spending. We believe these cost reduction efforts will better position us for profitability in the second half of fiscal 2010, dependent upon the economic environment and customer capital spending.
Revenue and Expense Components
     Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. In fiscal 2009, we increased our efforts in selling through our contractor and value-added reseller channels with marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 40% of our total revenue volume in fiscal 2009 which was an increase from the 25% of total revenues contributed in fiscal 2008. We believe that this growth trend will moderate in fiscal 2010 and our wholesale mix of total revenues will be comparable to our fiscal 2009 mix. For the fiscal 2010 first quarter ended June 30, 2009, our wholesale mix of total revenues was 32%.
In October 2008, we introduced to the market a new financing program called the Orion Virtual Power Plant (“OVPP”) for our customer’s purchase of our energy management systems. The OVPP is structured as a supply contract in which we commit to deliver a defined amount of energy savings at a fixed rate over the life of the contract, typically 60 months. We collect payments from our customer on a monthly basis across the delivery period. This program creates a revenue stream, but may lessen near-term revenues as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. However, we do retain the option to sell the payment stream to a third party finance company, as we have done under the terms of our former financing program, in which case the revenue would be recognized at the net present value of the total future payments from the finance company upon completion of the project. The OVPP program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. For the fiscal 2010 first quarter ended June 30, 2009, we recognized $59,000 of revenue from completed OVPP contracts. As of June 30, 2009, we have signed 36 customers to supply agreements representing future gross revenue streams of $3.6 million. In the future, we expect an increase in the volume of contracts that utilize the OVPP financing program.
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 38% and 45% of our total revenue for the first quarter of fiscal 2009 and fiscal 2010, respectively. No customers accounted for more than 10% of our total revenue for our fiscal 2009 first quarter and one customer accounted for 13% of our revenue for our fiscal 2010 first quarter. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
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
Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OVPP contracts or national account contracts that have been negotiated, but for which we have not yet received a purchase order for the specific location. As of June 30, 2009, we had a backlog of firm purchase orders of approximately $3.0 million. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OVPP contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 30% of our total cost of revenue for the first quarter of fiscal 2009 and were 9% of total cost of revenue for the first quarter of fiscal 2010. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. Toward the end of fiscal 2008, we began to vertically integrate some of our processes performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line and acquired production fabrication equipment. In fiscal 2009, we installed a power cord assembly line. Each of these production items provide us with additional capacity to continue to support our potential future revenue growth. We expect that these processes will help to reduce overall unit costs upon the equipment becoming more fully utilized.
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
In fiscal 2009, we incurred increased general and administrative expenses in connection with being a public company, including increased accounting, audit, investor relations, legal and support services and Sarbanes-Oxley compliance fees and expenses. Additionally, we anticipate our operating expenses to increase in fiscal 2010 as a result of the completion of our new technology center and the related building occupancy costs. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.
We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period. We recognized $1.6 million of stock-based compensation expense in fiscal 2009 and $0.3 million in the first quarter of fiscal 2010. As a result of prior option grants, we expect to recognize an additional $4.7 million of stock-based compensation over a weighted average period of approximately seven years, including $1.0 million in the last nine months of fiscal 2010. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Dividend and Interest Income. Our dividend income consists of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provided for annual dividend payments to us of $0.1 million. The preferred shares were sold back to the issuer in June 2008 and all dividends accrued were paid upon sale. We also report interest income earned on our cash and cash equivalents and short term investments. For the first quarter of fiscal 2010, our interest income declined as a result of the decrease in our cash and cash equivalents.
Income Taxes. As of June 30, 2009, we had net operating loss carryforwards of approximately $8.2 million for federal tax purposes and $3.3 million for state tax purposes. Included in these loss carryforwards were $5.2 million for federal and $2.4 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal and state credit carryforwards of approximately $0.5 million and $0.5 million, respectively, as of March 31, 2009. Management believes it is more likely than not that we will realize the benefits of most of these assets and has recorded for an allowance of $24,000 due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2029.
     Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. For fiscal year 2008, utilization of our federal loss carryforwards was limited to $3.0 million. There was no limitation that occurred for fiscal 2009. For fiscal 2010, we do not anticipate a limitation on the use of our net operating loss carryforwards.

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2008		2009
		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change
Product revenue	$12,889	80.0%	$10,677	84.6%	(17.2)%
Service revenue	3,217	20.0%	1,951	15.4%	(39.4)%

Total revenue	16,106	100.0%	12,628	100.0%	(21.6)%
Cost of product revenue	8,613	53.5%	7,872	62.4%	(8.6)%
Cost of service revenue	2,296	14.3%	1,255	9.9%	(45.3)%

Total cost of revenue	10,909	67.8%	9,127	72.3%	(16.3)%

Gross profit	5,197	32.2%	3,501	27.7%	(32.6)%
General and administrative expenses	2,615	16.2%	3,163	25.0%	21.0%
Sales and marketing expenses	2,652	16.4%	3,152	25.0%	18.9%
Research and development expenses	418	2.6%	419	3.3%	0.2%

Loss from operations	(488)	(3.0)%	(3,233)	(25.6)%	(562.5)%
Interest expense	67	0.4%	56	0.4%	(16.4)%
Dividend and interest income	617	3.8%	123	1.0%	(80.1)%

Income (loss) before income tax	62	0.4%	(3,166)	(25.0)%	NM
Income tax expense (benefit)	28	0.2%	(393)	(3.1)%	NM

Net income(loss)	$34	0.2%	$(2,773)	(21.9)%	NM

NM = Not Meaningful
Revenue. Product revenue decreased from $12.9 million for the fiscal 2009 first quarter ended June 30, 2008 to $10.7 million for the fiscal 2010 first quarter ended June 30, 2009, a decrease of $2.2 million, or 17%. The decrease in product revenue was a result of decreased sales of our HIF lighting systems. Service revenue decreased from $3.2 million for the fiscal 2009 first quarter to $2.0 million for the fiscal 2010 first quarter, a decrease of $1.2 million or 39%. The decrease in service revenues was a result of decreased sales of our HIF lighting systems. Our product and service revenues continue to be impacted by a lengthening sales cycle in the marketplace. We attribute this to general conservatism in the marketplace concerning capital spending and purchase decisions due to adverse economic and credit market conditions. We expect these circumstances to continue in our next quarter.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $8.6 million for the fiscal 2009 first quarter to $7.9 million for the fiscal 2010 first quarter, a decrease of $0.7 million, or 9%. Our cost of service revenues decreased from $2.3 million for the fiscal 2009 first quarter to $1.3 million for the fiscal 2010 first quarter, a decrease of $1.0 million, or 45%. Total gross margin decreased from 32.2% for the fiscal 2009 first quarter to 27.7% for the fiscal 2010 first quarter. The decrease in gross margin was attributable to unabsorbed manufacturing capacity costs related to the decline in product revenues. Over the past quarter, we have reengineered our assembly process, implemented cell manufacturing stations to reduce direct labor headcount and indirect headcount related to material handling, decreased production work hours and scheduled plant shutdown weeks to reduce operating costs. As a result, we believe that we are now better positioned to improve our gross margin in the future.
Operating Expenses
General and Administrative. Our general and administrative expenses increased from $2.6 million for the fiscal 2009 first quarter to $3.2 million for the fiscal 2010 first quarter, an increase of $0.6 million, or 21%. The increase was a result of $0.2 million in severance compensation costs resulting from cost reduction initiatives, $0.4 million as a result of a one-time gain on asset disposal in June 2008 that did not recur and $0.4 million in increased occupancy costs for our new corporate technology center, including $0.1 million for one-time start-up costs, partially offset by $0.4 million in decreased compensation costs resulting from headcount reductions and other discretionary spending reductions.
Sales and Marketing. Our sales and marketing expenses increased from $2.7 million for the fiscal 2009 first quarter to $3.2 million for the fiscal 2010 first quarter, an increase of $0.5 million, or 19%. The increase was a result of increased employee compensation and benefit costs of $0.4 million from our hiring additional sales and marketing personnel as we have decided to hire and train additional sales personnel in an effort to be better positioned in the event of an economic recovery. We increased sales headcounts to begin developing opportunities for our exterior lighting products within the utility and governmental markets and expanded sales and sales support personnel dedicated to our in-market sales programs. Total sales and marketing headcount as of June 30, 2008 was 63. Total sales and marketing headcount as of June 30, 2009 was 71.
Research and Development. Our research and development expenses were flat for the fiscal 2009 first quarter versus the fiscal 2010 first quarter. Expenses incurred within the quarter related to compensation costs for the development and support of new products, depreciation expenses for lab and research equipment and sample and testing costs related to the development of our new exterior lighting product initiatives.

Interest Expense. Our interest expense was substantially unchanged for the fiscal 2009 first quarter versus the fiscal 2010 first quarter. For the fiscal 2010 first quarter, we capitalized $21,000 of interest for construction in progress. For the fiscal 2009 first quarter, we capitalized $39,000 of interest for construction in progress.
Dividend and Interest Income. Dividend and interest income decreased from $0.6 million for the fiscal 2009 first quarter to $0.1 million for the fiscal 2010 first quarter, a decrease of $0.5 million or 80%. The decrease in investment income was a result of less cash invested and a decrease in interest rates on our short-term investments.
Income Taxes. Our income tax expense decreased from $28,000 for the fiscal 2009 first quarter versus a benefit of $0.4 million for the fiscal 2010 first quarter. The change in income tax expense was due to the decrease in taxable income. Our effective income tax rate for the fiscal 2009 first quarter was 42.2%, compared to (12.4)% for the fiscal 2010 first quarter. The change in our effective tax rate was due to a reduction of benefits for non-deductible stock compensation expense, a mix change in state tax rates, and a reduction in federal tax credits due to a reduction in taxable income after stock option deductions.
Liquidity and Capital Resources
Overview
On December 24, 2007, we completed our initial public offering, or IPO. Net proceeds to us from the IPO were approximately $82.8 million (net of underwriting discounts and commissions but before the deduction of offering expenses). We invested the net proceeds from the IPO in money market funds and short-term government agency bonds.
We had approximately $26.9 million in cash and cash equivalents and $7.3 million in short-term investments as of June 30, 2009, compared to $36.2 million and $6.5 million at March 31, 2009. Our cash equivalents are invested in money market accounts and bank certificates of deposit with maturities of less than 90 days and an average yield of 1.0%. Our short-term investment account consists of high-grade government agency bonds and a bank certificate of deposit with expiration dates ranging from November 2009 through December 2009 and an average yield of 1.4%.
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended
	June 30,
	2008	2009
Operating activities	$949	$(6,317)
Investing activities	(26,235)	(2,985)
Financing activities	1,189	—

Increase (decrease) in cash and cash equivalents	$(24,097)	$(9,302)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items; including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the fiscal 2010 first quarter was $6.3 million and consisted of net cash of $3.5 million used for working capital purposes and by a net loss adjusted for non-cash expense items of $2.8 million. Cash used for working capital consisted of an increase of $0.8 million in inventory as we continued to invest in the development of our Phase 2 wireless controls initiative. Total wireless inventories increased by $2.8 million within the quarter, while our existing HIF lighting systems inventories decreased by $2.0 million. The electrical and computer components for our wireless control devices are produced overseas and suppliers currently have lead times extending forward nine to 12 months. Additionally, these foreign suppliers require cash deposits upon order. Other uses of cash for working capital consisted of a reduction in accounts payable of $3.4 million resulting from payments to vendors, and a $0.3 million increase in other current assets resulting from our investment in cost of materials shipped for OVPP contracts that have not yet been completed and for which no revenue or cost has yet been recognized. These amounts were offset by a $0.9 million decrease in prepaids due to amortization of expenses.

Cash provided by operating activities for the fiscal 2009 first quarter was $0.9 million and consisted of net cash of $0.2 million provided by working capital and net income adjusted for non-cash expense items of $0.7 million. Cash provided by working capital consisted of a decrease in trade receivables of $5.2 million as a result of decreased revenue and the timing of cash receipts. This amount was offset by an increase of $3.2 million in inventory to support revenue growth and provide safety stock inventories on key components, a $0.7 million increase in prepaids due to advanced payments for income taxes and services, a decrease of $0.7 million in accounts payable for payments to inventory suppliers and service providers, and a $0.5 million decrease in accrued expenses due to payments of prior year accrued bonuses.
Cash Flows Related to Investing Activities. For the fiscal 2010 first quarter, cash used in investing activities was $3.0 million. This included $0.7 million for short-term investments with maturity dates ranging from 91 to 180 days and $1.8 million for capital expenditures related to the completion of our technology center, operating software systems and processing equipment for capacity and cost improvement measures in our factory.
Cash used in investing activities for the fiscal 2009 first quarter was $26.2 million. This included $22.7 million for short-term investments with maturity dates ranging from 91 to 360 days, $3.0 million for capital expenditures related to the technology center, operating software systems and processing equipment for capacity and cost improvement measures, $1.0 million for the purchase of intellectual property rights from an executive, offset by net proceeds from the sale of an investment of $0.9 million.
Cash Flows Related to Financing Activities. For the fiscal 2010 first quarter cash flows used in financing activities was $0. This included $0.2 million used for common share repurchases and $0.2 million used for repayment of long-term debt, offset by cash flows provided by financing activities, which included proceeds of $0.4 million received from stock option and warrant exercises.
Cash provided by financing activities for the fiscal 2009 first quarter was $1.2 million. This included $0.6 million of proceeds received from stock option and warrant exercises and $0.8 million in deferred tax benefits from non-qualified stock option exercises, offset by $0.2 million for repayment of long term debt.
Working Capital
Our net working capital as of June 30, 2009 was $62.5 million, consisting of $69.6 million in current assets and $7.1 million in current liabilities. Our net working capital as of March 31, 2009 was $67.5 million, consisting of $78.4 million in current assets and $10.9 million in current liabilities. Our inventories have increased from our prior fiscal year-end as a result of our wireless controls Phase 2 initiative. The vast majorities of these components are assembled overseas, require longer delivery lead times and suppliers require deposit payments at time of purchase order. In our most recent quarter, we were able to reduce inventories for our HIF lighting systems by $2.0 million. We generally attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts payable balance decreased in the quarter by $3.4 million as a result of payments to vendors as well as being impacted by the reduction in HIF inventories with payment terms on purchase. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Indebtedness
Revolving Credit Agreement
On March 18, 2008, we entered into a credit agreement to replace a previous agreement between us and Wells Fargo Bank, N.A. The credit agreement provides for a revolving credit facility that matures on August 31, 2010. The initial maximum aggregate amount of availability under the line of credit is $25.0 million. We have a one-time option to increase the maximum aggregate amount of availability under the line of credit to up to $50.0 million, although any advance from the line of credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. In December 2008, we briefly drew $4.0 million on the line of credit due to the timing of treasury repurchases and funds available in our operating account. In May 2009, we completed an amendment to the credit agreement, effective as of March 31, 2009, which formalized Wells Fargo’s prior consent to our treasury repurchase program, increased the capital expenditures covenant for fiscal 2009 and revised certain financial covenants by adding a minimum requirement for unencumbered liquid assets, increasing the quarterly rolling net income requirement and modifying the merger and acquisition covenant exemption. As of June 30, 2009, there was no outstanding balance due on the line of credit. Borrowings allowed under the line of credit as of June 30, 2009 were $14.6 million based upon available working capital, as defined.
We must pay a fee of 0.20% on the average daily unused amount of the line of credit and fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof.
The credit agreement provides that we have the option to select the interest rate applicable to all or a portion of the outstanding principal balance of the line of credit either (i) at a fluctuating rate per annum one percent (1.00%) below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be one and one quarter percent (1.25%) above LIBOR. Interest is payable on the last day of each month. The credit agreement is secured by a first lien security interest on all of our accounts receivable, general intangibles and inventory, and a second lien on all of our equipment and fixtures. The credit agreement contains certain financial covenants, including minimum net income requirements and requirements that we maintain net worth and fixed charge coverage ratios at prescribed levels. The credit agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets.
At the end of our fiscal 2010 first quarter, even though we had no borrowings outstanding under our line of credit, we were not in technical compliance with our rolling quarterly net income and our fixed charge coverage ratio covenants in our credit agreement. Prior to the end of our first quarter, we received assurances from Wells Fargo that they would waive such covenant violations. Subsequent to the end of the quarter, we obtained a written waiver from Wells Fargo confirming its prior agreement to waive such covenant violations and asking that we agree to a subsequent amendment to our credit agreement that will make certain changes to the terms of our credit agreement, including modifying its financial covenants.
Since we have over $34 million of cash, cash-equivalents and short-term investments on hand, and because we have no borrowings outstanding under our credit agreement and no currently foreseeable intention to borrow under our line of credit, we do not believe that such covenant violations, the covenant violation waiver or any subsequently obtained credit agreement amendment is material to our current or future financial condition or our current or future access to capital or liquidity.
Capital Spending
We expect to incur approximately $1.2 million in capital expenditures during the remainder of fiscal 2010. We spent approximately $1.8 million of capital expenditures in the fiscal 2010 first quarter on the completion of our corporate technology center, implementation of an ERP system, software development for our wireless controls technology and other tooling and equipment for new products and cost improvements in our manufacturing facility. Our capital spending plans predominantly consist of the completion of projects that have been in place for several months and for which we have already invested significant capital. We consider the completion of our ERP systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance the information technology and manufacturing improvements primarily through equipment secured loans and leases, long-term debt financing, using cash on hand or by using our available capacity under our revolving credit facility.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of June 30, 2009 (dollars in thousands):

		Less than 1			More than 5
	Total	Year	1–3 Years	3–5 Years	Years
Bank debt obligations	$4,248	$755	$1,221	$986	$1,280
Cash interest payments on debt	1,116	218	333	203	362
Operating lease obligations	3,665	1,110	1,897	451	207
Purchase order and cap-ex commitments (1)	11,379	10,204	1,175	—	—

Total	$20,408	$12,287	$4,632	$1,640	$1,849

(1)	Reflects non-cancellable purchase order commitment in the amount of $10.6 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $0.8 million for improvements to information technology systems and manufacturing equipment and tooling.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2009. There have been no material changes in any of our accounting policies since March 31, 2009.
Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note B in the condensed consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2009. There have been no material changes to such exposures since March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter ended June 30, 2009 pursuant to the requirements of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2009.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of our business. In addition to ordinary-course litigation, we are a party to the litigation described below.
In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers, all members of our then existing board of directors, and certain underwriters from our December 2007 IPO. The plaintiffs claim to represent certain persons who purchased shares of our common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in our IPO registration statement and prospectus. The complaints allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
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
We believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position, results of operations and cash flow. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flow. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit.

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which we filed with the SEC on June 15, 2009. During the three months ended June 30, 2009, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Use of Proceeds
Our IPO was declared effective by the SEC on December 18, 2007. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $78.6 million. Through June 30, 2009, approximately $15.0 million of the proceeds from our IPO have been used to fund operations of our business and for general corporate purposes and approximately $29.5 million was used for the repurchase of common shares. The remainder of the net proceeds from the IPO are invested in short-term investment grade securities, bank certificates of deposit and money market accounts. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 18, 2007 pursuant to Rule 424(b).
(c) Purchases of Equity Securities
The table below summarizes stock repurchases for the three-month period ended June 30, 2009.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs(1)	Plans or Programs(1)
April 1 – April 30, 2009	34,014	$4.41	34,014	$510,000
May 1 – May 31, 2009	0	$0	0	$510,000
June 1 – June 30, 2009	0	$0	0	$510,000

	34,014

(1)	On December 15, 2008, we announced that our board of directors had authorized the repurchase of up to an additional $10 million of our outstanding common stock. The action supplemented the $20 million share repurchase authorization announced on July 17, 2008. Unless terminated earlier by resolution of our board of directors, this repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 5.	OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through June 30, 2009, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through June 30, 2009
(in thousands, unaudited)
HIF lighting systems sold(1)	1,524
Total units sold (including HIF lighting systems)	1,973
Customer kilowatt demand reduction(2)	460
Customer kilowatt hours saved(2)(3)	8,530,438
Customer electricity costs saved(4)	$642,984
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	5,550
Square footage retrofitted(6)	782,041

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.0 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the reduction of 0.241 kilowatts of electricity consumption per six-lamp equivalent unit we install and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2008, which is the most current full year for which this information is available, was $0.098 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table. The calculation of indirect carbon dioxide emissions reductions reflects the most recent Environmental Protection Agency eGrid data.

(5)	Based on 1.97 million total units sold, which contain a total of approximately 9.9 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

ITEM 6.	EXHIBITS
     (a) Exhibits

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2009.

ORION ENERGY SYSTEMS, INC. Registrant
By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended June 30, 2009

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