Form 10-Q
period 2009-09-30
ORION ENERGY SYSTEMS, INC.
filed 2009-11-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Registrant’s telephone number, including area code: (920) 892-9340
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 21,808,480 shares of the Registrant’s common stock outstanding on November 4, 2009.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended September 30, 2009

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	September 30,
	2009	2009
Assets
Cash and cash equivalents	$36,163	$33,413
Short-term investments	6,490	1,000
Accounts receivable, net of allowances of $222 and $316	11,572	12,742
Inventories, net	20,232	19,672
Deferred tax assets	548	765
Prepaid expenses and other current assets	3,369	1,520

Total current assets	78,374	69,112
Property and equipment, net	22,999	25,739
Patents and licenses, net	1,404	1,482
Deferred tax assets	593	1,886
Other long-term assets	352	88

Total assets	$103,722	$98,307

Liabilities and Shareholders’ Equity
Accounts payable	$7,817	$5,479
Accrued expenses	2,315	2,885
Current maturities of long-term debt	815	693

Total current liabilities	10,947	9,057
Long-term debt, less current maturities	3,647	3,337
Other long-term liabilities	433	507

Total liabilities	15,027	12,901

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2009 and September 30, 2009; no shares issued and outstanding at March 31, 2009 and September 30, 2009	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2009 and September 30, 2009; shares issued: 28,875,879 and 29,173,406 at March 31, 2009 and September 30, 2009; shares outstanding: 21,528,783 and 21,721,667 at March 31, 2009 and September 30, 2009	—	—
Additional paid-in capital	118,907	120,098
Treasury stock: 7,347,096 and 7,451,739 common shares at March 31, 2009 and September 30, 2009	(31,536)	(31,936)
Accumulated other comprehensive (loss) income	(32)	61
Retained earnings (deficit)	1,356	(2,817)

Total shareholders’ equity	88,695	85,406

Total liabilities and shareholders’ equity	$103,722	$98,307

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Product revenue	$17,280	$13,763	$30,169	$24,440
Service revenue	1,480	856	4,697	2,807

Total revenue	18,760	14,619	34,866	27,247
Cost of product revenue	11,467	9,222	20,080	17,094
Cost of service revenue	958	632	3,254	1,887

Total cost of revenue	12,425	9,854	23,334	18,981

Gross profit	6,335	4,765	11,532	8,266
Operating expenses:
General and administrative	2,893	3,143	5,508	6,307
Sales and marketing	2,771	2,962	5,423	6,113
Research and development	373	491	791	910

Total operating expenses	6,037	6,596	11,722	13,330

Income (loss) from operations	298	(1,831)	(190)	(5,064)
Other income (expense):
Interest expense	(41)	(74)	(108)	(130)
Dividend and interest income	550	76	1,167	198

Total other income	509	2	1,059	68

Income (loss) before income tax	807	(1,829)	869	(4,996)

Income tax expense (benefit)	354	(430)	382	(824)

Net income (loss)	$453	$(1,399)	$487	$(4,172)

Basic net income (loss) per share	$0.02	$(0.06)	$0.02	$(0.19)
Weighted-average common shares outstanding	26,959,790	21,707,477	26,998,857	21,648,246
Diluted net income (loss) per share	$0.02	$(0.06)	$0.02	$(0.19)
Weighted-average common shares and share equivalents outstanding	29,018,991	21,707,477	29,613,684	21,648,246
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2008	2009
Operating activities
Net income (loss)	$487	$(4,172)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	856	1,325
Stock-based compensation expense	846	663
Deferred income tax (benefit) expense	193	(1,510)
Change in allowance for notes and accounts receivable	20	353
Other	62	(3)
Changes in operating assets and liabilities:
Accounts receivable	1,275	(1,264)
Inventories	(2,096)	560
Prepaid expenses and other current assets	(1,504)	1,845
Accounts payable	(43)	(2,338)
Accrued expenses	(467)	651

Net cash used in operating activities	(371)	(3,890)
Investing activities
Purchase of property and equipment	(6,865)	(2,501)
Purchase of property and equipment held under operating leases	—	(1,501)
Purchase of short-term investments	(17,415)	—
Sale of short-term investments	—	5,583
Additions to patents and licenses	(1,074)	(131)
Proceeds from sales of long term assets	860	6
Gain on sale of long term investment	(361)	—

Net cash provided by (used in) investing activities	(24,855)	1,456
Financing activities
Payment of long-term debt	(405)	(433)
Repurchase of common stock into treasury	(8,138)	(400)
Excess tax benefits from stock-based compensation	505	—
Deferred financing costs and offering costs	7	—
Proceeds from issuance of common stock	1,352	517

Net cash used in financing activities	(6,679)	(316)

Net decrease in cash and cash equivalents	(31,905)	(2,750)
Cash and cash equivalents at beginning of period	78,312	36,163

Cash and cash equivalents at end of period	$46,407	$33,413

Supplemental cash flow information:
Cash paid for interest	$186	$149
Cash paid for income taxes	83	30
Supplemental disclosure of non-cash investing and financing activities
Long term note receivable received on sale of investment	$298	$—
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
     As of November 9, 2009, there were no subsequent events that materially affected these unaudited consolidated interim financial statements.
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
Short-term investments available for sale
     The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2009 and September 30, 2009 were as follows (in thousands):

	March 31, 2009
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$14,114	$—	$—	$14,114	$14,114	$—
Bank certificate of deposit	9,007	—	—	9,007	6,207	2,800
Commercial paper	3,690	—	—	3,690	—	3,690
Corporate obligations	2,257	—	(7)	2,250	2,250	—
Government agency obligations	12,412	—	(25)	12,387	12,387	—

Total	$41,480	$—	$(32)	$41,448	$34,958	$6,490

	September 30, 2009
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$22,107	$—	$—	$22,107	$22,107	$—
Bank certificate of deposit	7,282	—	—	7,282	6,282	1,000
Commercial paper	3,639	61	—	3,700	3,700	—

Total	$33,028	$61	$—	$33,089	$32,089	$1,000

     The Company’s accounting and disclosures for short-term investments are in accordance with the requirements of the Fair Value Measurements and Disclosure, Financial Instrument, and Investments: Debt and Security Topics of the FASB Accounting Standards Codification. The Fair Value Measurements and Disclosure Topic defines fair value, establishes a framework for measuring fair value under GAAP and requires certain disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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
     As of September 30, 2009, the Company’s financial assets described in the table above were measured at fair value employing level 1 inputs.
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
     Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 10.25%. As of September 30, 2009, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2010	$36
Fiscal 2011	25

Total gross receivable	61
Less: amount representing interest	(4)

Net contracts receivable	$57

Inventories
     Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2009 and September 30, 2009, the Company had inventory obsolescence reserves of $668,000 and $680,000, respectively.
     Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
     Inventories were comprised of the following (in thousands):

	March 31,	September 30,
	2009	2009
Raw materials and components	$9,629	$9,383
Work in process	1,753	574
Finished goods	8,850	9,715

	$20,232	$19,672

Property and Equipment
     Property and equipment were comprised of the following (in thousands):

	March 31,	September 30,
	2009	2009
Land and land improvements	$822	$1,435
Buildings	5,435	14,127
Furniture, fixtures and office equipment	3,432	6,955
Plant equipment	6,882	7,190
Construction in progress	11,366	2,263

	27,937	31,970
Less: accumulated depreciation and amortization	(4,938)	(6,231)

Net property and equipment	$22,999	$25,739

     Equipment included above under capital leases was as follows (in thousands):

	March 31,	September 30,
	2009	2009
Equipment	$1,104	$1,104
Less: accumulated amortization	(477)	(535)

Net equipment	$627	$569

     The Company capitalized $57,000 and $0 of interest for construction in progress for the three months ended September 30, 2008 and 2009; and $96,000 and $21,000 for the six months ended September 30, 2008 and 2009. As of September 30, 2009, the Company had equipment held under operating leases of $1.9 million, net of depreciation of $0.2 million.
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
Other Long-Term Assets
     Other long-term assets include $33,000 and $30,000 of deferred financing costs as of March 31, 2009 and September 30, 2009 and $298,000 and $39,000 of a note receivable as of March 31, 2009 and September 30, 2009, respectively. Upon the sale of the long-term investment noted above, the Company received a promissory note. The note provides for interest only payments at 7% for the first year and 15% for the second year and thereafter. The full principal amount of the note is due in June 2011. The note is secured by a personal guarantee from the CEO of the specialty aluminum products company. Based upon an assessment of the long-term note receivable, the Company has determined that a portion of the note receivable may not be collectible and accordingly, has established a reserve allowance of $259,000 of the original face value of the promissory note. For the three and six months ended September 30, 2009, the Company recorded an expense of $259,000.
Accrued Expenses
     Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, sales tax payable and other various unpaid expenses. Accrued health insurance costs were $378,000 and $469,000 as of March 31, 2009 and September 30, 2009. Accrued wages were $542,000 and $550,000 as of March 31, 2009 and September 30, 2009.
     The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.

     Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Beginning of period	$63	$65	$69	$55
Provision to cost of revenue	17	10	20	20
Charges	(34)	(33)	(43)	(33)

End of period	$46	$42	$46	$42

Revenue Recognition
     Revenue is recognized when the following four criteria are met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured
     These four criteria are met for the Company’s product only revenue upon delivery of the product and title passing to the customer. At that time, the Company provides for estimated costs that may be incurred for product warranties and sales returns. Revenues are presented net of sales tax and other sales related taxes.
     For sales contracts consisting of multiple elements of revenue, such as a combination of product sales and services, the Company determines revenue by allocating the total contract revenue to each element based on the relative fair values.
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
     In October 2008, the Company introduced a financing program called the Orion Virtual Power Plant (“OVPP”) for a customer’s lease of the Company’s energy management systems. The OVPP is structured as an operating lease in which the Company receives monthly rental payments over the life of the lease, typically a 12-month renewable agreement with a maximum term of between three and five years. Upon successful installation of the system and customer acknowledgement that the product is operating as specified, revenue is recognized on a monthly basis over the life of the contract.
     Deferred revenue relates to an obligation to provide maintenance on certain sales and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue is recognized when the services are delivered, which occurs in excess of a year after the original contract.
     Deferred revenue was comprised of the following (in thousands):

	March 31,	September 30,
	2009	2009
Deferred revenue — current liability	$103	$98
Deferred revenue — long term liability	36	109

Total deferred revenue	$139	$207

Income Taxes
     The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.
     GAAP also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination. The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits.

	Six Months Ended,
	September 30, 2008	September 30, 2009
Unrecognized tax benefits as of beginning of period	$392	$397
Decreases relating to settlements with tax authorities	(5)	—
Additions based on tax positions related to the current period positions	6	1

Unrecognized tax benefits as of end of period	$393	$398

     The income tax provision for the six months ended September 30, 2009 was determined by applying an estimated annual effective tax rate of (16.5)% to income (loss) before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
     Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Six Months Ended
	September 30, 2008	September 30, 2009
Statutory federal tax rate	34.00%	(34.00)%
State taxes, net	5.47%	0.84%
Incentive stock options	4.16%	12.03%
Federal tax credit and other, net	0.35%	4.65%

Effective income tax rate	43.98%	(16.48)%
     The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. As of September 30, 2009, the Company had approximately $5.3 million of net operating losses that resulted from the current and prior years exercise of non-qualified stock options that had not been recognized as a reduction to current income taxes payable.
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
Stock Option Plans
     The fair value of each option grant for the three and six months ended September 30, 2008 and 2009 was determined using the assumptions in the following table:

	Three months Ended September 30,		Six months Ended September 30,
	2008	2009	2008	2009
Weighted average expected term	6.0 years	7.3 years	5.7 years	6.5 years
Risk-free interest rate	3.35%	2.77%	3.24%	2.57%
Expected volatility	60%	60%	60%	60%
Expected forfeiture rate	2%	3%	2%	3%
Expected dividend yield	0%	0%	0%	0%
Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents. For the three and six months ended September 30, 2009, the calculation of dilutive weighted average shares outstanding does not include the following potentially dilutive shares as their effect would be antidilutive.
     The net income (loss) per share of common stock for the three and six months ended September 30, 2008 and 2009 was as follows (in thousands except share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Numerator:
Net income (loss)	$453	$(1,399)	$487	$(4,172)

Denominator:
Weighted-average common shares outstanding	26,959,790	21,707,477	26,998,857	21,648,246
Weighted-average effect of restricted stock, and assumed conversion of stock options and warrants	2,059,201	644,920	2,614,827	788,723

Weighted-average common shares and common share equivalents outstanding	29,018,991	22,352,397	29,613,684	22,436,969

Concentration of Credit Risk and Other Risks and Uncertainties
     The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
     The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 14.9% and 22.5% of total cost of revenue for the three months ended September 30, 2008 and 2009 and 22.1% and 16.3% of total cost of revenue for the six months ended September 30, 2008 and 2009.
     For the three and six months ended September 30, 2008 and September 30, 2009, no customers accounted for more than 10% of revenue.
     As of March 31, 2009 and September 30, 2009, no customer accounted for more than 10% of the accounts receivable balance.
Segment Information
     The Company has determined that it operates in only one segment in accordance with the Segment Reporting Topic of the FASB Accounting Standards Codification as it does not disaggregate profit and loss information on a segment basis for internal management reporting purposes to its chief operating decision maker.
     The Company’s revenue and long-lived assets outside the United States are insignificant.
Recent Accounting Pronouncements
     In May 2009, the FASB issued ASC 855-10 (formerly “SFAS No. 165”), Subsequent Events. ASC 855-10 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement is effective with interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10 at the beginning of its 2009 second quarter. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in its consolidated financial statements.
     In June 2009, the FASB issued ASC 105-10 (formerly “SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105-10 for the 2009 second quarter reporting. The adoption did not have a significant impact on the reporting of the Company’s financial position, results of operations or cash flows.
     In October 2009, the FASB issued Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (Topic 605), which amends the revenue guidance under ASC 605. This update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This update is effective for fiscal years ending after June 15, 2010, and may be applied prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact this update will have on our consolidated financial statements.
NOTE C — RELATED PARTY TRANSACTIONS
     The Company incurred fees of $12,000 for the six months ended September 30, 2008 for intellectual property fees paid to an executive pursuant to an employment agreement. In April 2008, the intellectual property rights were purchased from the executive for a cash payment of $950,000. Please refer to “Patents and Licenses” under footnote B for additional disclosure.
     During the six months ended September 30, 2008 and 2009, the Company recorded revenue of $8,000 and $25,000 for products and services sold to an entity for which a director of the Company was formerly the executive chairman. During the same six month periods, the Company purchased goods and services from the same entity in the amounts of $114,000 and $30,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
     During the six months ended September 30, 2008 and 2009, the Company recorded revenue of $1,000 and $116,000 for products and services sold to an entity for which a member of the board of directors previously served as an executive vice president. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
     During the six months ended September 30, 2008 and 2009, the Company recorded revenue of $52,000 and $41,000 for products and services sold to an entity for which a member of the board of directors serves as the chief executive officer. During the six months ended September 30, 2008 and 2009, the Company purchased goods and services from the same entity in the amounts of $42,000 and $14,000.
     During the six months ended September 30, 2008 and 2009, the Company recorded revenue of $382,000 and $526,000 for products and services sold to various entities affiliated or associated with an entity for which an executive officer of the Company serves as a member of the board of directors. The Company is not able to identify the respective amount of revenues attributable to specifically identifiable entities within such group of affiliated or associated entities or the extent to which any such individual entities are related to the entity on whose board of directors the Company’s executive officer serves.
NOTE D — LONG-TERM DEBT
     Long-term debt as of March 31, 2009 and September 30, 2009 consisted of the following (in thousands):

	March 31,	September 30,
	2009	2009
Term note	$1,235	$1,128
First mortgage note payable	990	956
Debenture payable	885	867
Lease obligations	227	87
Other long-term debt	1,125	992

Total long-term debt	4,462	4,030
Less current maturities	(815)	(693)

Long-term debt, less current maturities	$3,647	$3,337

Revolving Credit Agreement
     On March 18, 2008, the Company entered into a credit agreement (“Credit Agreement”) to replace a previous agreement between the Company and Wells Fargo Bank, N.A. The Credit Agreement provides for a revolving credit facility (“Line of Credit”) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. The Company has a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the Line of Credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. Borrowings are limited to a percentage of eligible trade accounts receivables and inventories, less any borrowing base reserve that may be established from time to time. In December 2008, the Company briefly drew $4.0 million on the line of credit due to the timing of treasury repurchases and funds available in the Company’s operating account. In May 2009, the Company completed an amendment to the Credit Agreement, effective as of March 31, 2009, which formalized Wells Fargo’s prior consent to the Company’s treasury repurchase program, increased the capital expenditures covenant for fiscal 2009 and revised certain financial covenants by adding a minimum requirement for unencumbered liquid assets, increasing the quarterly rolling net income requirement and modifying the merger and acquisition covenant exemption. As of March 31, 2009 and September 30, 2009, there was no outstanding balance due on the Line of Credit.
     The Company must currently pay a fee of 0.20% on the average daily unused amount of the Line of Credit and fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof.
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
     The Credit Agreement contains certain financial covenants including minimum net income requirements, fixed charge coverage ratio and requirements that the Company maintain a net worth ratio at prescribed levels. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets.
     As of September 30, 2009, the Company was not in technical compliance with the rolling quarterly net income and the fixed charge coverage ratio covenants in the Credit Agreement, although because it had no borrowings outstanding under its Line of Credit, no immediately foreseeable need to utilize its Line of Credit and the benefit of $34.4 million of available cash and short-term liquid investment securities, it does not believe such technical noncompliance is material or otherwise adversely affects its liquidity or capital resources. The Company is currently in discussions with Wells Fargo, as well as with other banks, on a further amended or new credit facility.
NOTE E — INCOME TAXES
     As of September 30, 2009, the Company had federal net operating loss carryforwards of approximately $9.2 million, of which $5.3 million are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $6.8 million, of which $3.8 million are associated with the exercise of non-qualified stock options. The Company also has federal tax credit carryforwards of approximately $630,000, of which $171,000 has not yet been recognized in the financial statements, and state tax credit carryforwards of $518,000, net of a valuation allowance of $45,000, as of September 30, 2009. The Company has not recorded a valuation allowance for federal loss carryforwards or tax credits. Both the net operating losses and tax credit carryforwards expire between 2020 and 2029.

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
NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
     The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $318,000 and $336,000 for the three months ended September 30, 2008 and 2009; and $581,000 and $623,000 for the six months ended September 30, 2008 and 2009. In addition, the Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand, as well as for capital expenditures. As of September 30, 2009, the Company had entered into $11.4 million of purchase commitments related to fiscal 2010, including $0.9 million related to the remaining capital committed for information technology improvements and other manufacturing equipment, $0.9 million for commitments under operating leases and $9.6 million for inventory purchases.
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
     On August 1, 2008, the court-appointed lead plaintiff filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On September 15, 2008, the Company and the other director and officer defendants filed a motion to dismiss the consolidated complaint, and the underwriters filed a separate motion to dismiss the consolidated complaint on January 16, 2009. After oral argument on August 19, 2009, the Court granted in part and denied in part the motions to dismiss. The plaintiff filed a second consolidated amended complaint on September 4, 2009, and the defendants filed an answer to the complaint on October 9, 2009.
     The Company believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flow. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage or any costs, claims or judgment which are disputed or not covered by insurance could materially and adversely affect the Company’s financial condition, results of operations and cash flow. The Company is not presently able to reasonably estimate potential costs and/or losses, if any, related to the lawsuit.
NOTE G — SHAREHOLDERS’ EQUITY
Share Repurchase Program
     In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of the Company’s outstanding common stock. In December 2008, the Company’s board of directors supplemented the share repurchase program authorizing the Company to repurchase up to an additional $10 million of the Company’s outstanding common stock. As of September 30, 2009, the Company had repurchased 7,075,733 shares of common stock at a cost of $29.7 million under the program.

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
NOTE H — STOCK OPTIONS AND WARRANTS
     The Company grants stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the “Plans”). Under the terms of the Plans, the Company has reserved 10,500,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. In August and September of 2009, the Company granted stock option awards which vest based upon market or service conditions. The Company determined the vesting period for these option awards based upon an analysis of employment conditions and simulations of market conditions. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both incentive stock options and non-qualified stock options, although in July 2008, the Company adopted a policy of thereafter only granting non-qualified stock options. Restricted stock awards have no vesting period and have been issued to certain non-employee directors in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company.
     In fiscal 2009, the Company granted 16,627 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $3.00 to $11.61 per share. For the three months and six months ended September 30, 2009, the Company granted 1,323 and 2,843 shares from the 2004 Stock Incentive Awards Plan to a non-employee director who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $3.29 to $3.78 per share, the market prices as of the grant dates.
     The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Cost of product revenue	$65	$53	$130	$112
General and administrative	171	145	425	267
Sales and marketing	145	136	271	265
Research and development	7	9	20	19

Total	$388	$343	$846	$663

     As of September 30, 2009, compensation cost related to non-vested stock-based compensation amounted to $4.6 million over a remaining weighted average expected term of 6.9 years.
     The following table summarizes information with respect to the Plans:

	Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2009	1,070,954	3,680,945	$3.40	6.82
Granted stock options	(549,227)	549,227	3.38
Granted shares in lieu of cash compensation	(2,843)	—	—
Forfeited	212,360	(212,360)	5.22
Exercised	—	(265,498)	1.70

Balance at September 30, 2009	731,244	3,752,314	$3.41	6.89	$2,871,547

Exercisable at September 30, 2009		1,702,251	$2.65	5.21	$1,999,824

     The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $3.13 as of September 30, 2009.
     A summary of the status of the Company’s outstanding non-vested stock options as of September 30, 2009 was as follows:

Non-vested at March 31, 2009	1,821,827
Granted	549,227
Vested	(108,631)
Forfeited	(212,360)

Non-vested at September 30, 2009	2,050,063

     The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2009 or for the six months ended September 30, 2009.
     Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2009	488,504	$2.31
Issued	—	—
Exercised	(29,186)	$2.30
Cancelled	—	—

Balance at September 30, 2009	459,318	$2.31

     A summary of outstanding warrants at September 30, 2009 follows:

	Number of
Exercise Price	Warrants	Expiration
$2.25	38,980	Fiscal 2014
$2.30	383,078	Fiscal 2010
$2.50	37,260	Fiscal 2011

Total	459,318

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
We have sold and installed more than 1,571,000 of our HIF lighting systems in over 5,000 facilities from December 1, 2001 through September 30, 2009. We have sold our products to 120 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2009 included Coca-Cola Enterprises Inc., Anheuser-Busch Companies, Inc., Kraft Foods Inc., Ben E. Keith Co., SYSCO Corp., Americold Logistics, LLC and U.S. Foodservice. Our top direct customers by revenue for the six months ended September 30, 2009 included Coca-Cola Enterprises Inc., U.S. Foodservice, SYSCO Corp., Americold Logistics, LLC and Pepsico, Inc. and it’s affiliates.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2009, “fiscal 2009”. We call our current fiscal year, which will end on March 31, 2010, “fiscal 2010.” Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Because of the current recessed state of the global economy, especially as it relates to capital equipment manufacturers, our first half of fiscal 2010 continued to be impacted by lengthened customer sales cycles and sluggish customer capital spending. To address these conditions, we implemented $3.2 million of annualized cost reductions, which are beginning to be realized over fiscal 2010. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending. We believe these cost reduction efforts will better position us for profitability in the second half of fiscal 2010, dependent upon the economic environment, customer capital spending and other factors.
Recent Developments
In August 2009, we created Orion Technology Ventures (“OTV”), a new operating division to explore whether we should offer our customers additional alternative renewable energy systems, such as those using wind and solar technologies. This division will conduct research on various renewable energy technologies that we may be able to add to our menu of products, applications and services offered, make recommendations to our senior management regarding the technologies’ viability, develop commercialization tactics, and if determined commercially viable, ultimately add the technology into our menu of products, applications and services offered through our distribution channels. We are currently researching three test solar photovoltaic electricity generating projects. These projects are expected to help us answer technological, installation and commercial feasability questions before determining how this technology may fit into our overall business plan.
Revenue and Expense Components
     Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. In the first half of fiscal 2010, we maintained our efforts in selling through our contractor and value-added reseller channels with marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 38% of our total revenue volume in the first half of fiscal 2010 which was comparable to the 40% of total revenues contributed in fiscal 2009.
In October 2008, we introduced to the market a financing program called the Orion Virtual Power Plant (“OVPP”) for our customer’s purchase of our energy management systems without an up-front capital outlay. The OVPP is structured as an operating lease in which we receive monthly rental payments over the life of the contract, typically 12 months, with an annual renewable agreement with a maximum term between three and five years. This program creates a revenue stream, but may lessen near-term revenues as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. However, we do retain the option to sell the payment stream to a third party finance company, as we have done under the terms of our former financing program, in which case the revenue would be recognized at the net present value of the total future payments from the finance company upon completion of the project. The OVPP program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. For the six months ended September 30, 2009, we recognized $0.2 million of revenue from completed OVPP contracts. As of September 30, 2009, we had signed 67 customers to OVPP contracts representing future gross revenue streams of $6.2 million. In the future, we expect an increase in the volume of OVPP contracts as our customers take advantage of our value proposition without incurring an up-front capital cost.
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 32% and 38% of our total revenue for the first half of fiscal 2010 and fiscal 2009, respectively. No single customer accounted for more than 10% of our total revenue for either our first half of fiscal 2010 or fiscal 2009. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OVPP program and any new products, applications and services that we may introduce through our new OTV division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services and our OVPP program, including whether we decide to either retain or resell the expected future cash flows under our OVPP program and the relative timing of the resultant revenue recognition; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Bookings. We define bookings as the total contractual value of all firm purchase orders received for our products and services and the gross revenue stream for all OVPP contracts upon the execution of the contract. For the three months ended September 30, 2008 and 2009, our bookings were $20.2 million and $20.3 million, which for the September 30, 2009 quarter included $2.4 million of future gross revenue streams associated with OVPP contracts. For the six months ended September 30, 2008 and 2009, our bookings were $33.6 million and $35.8 million, which for the September 30, 2009 first half included $4.7 million of future gross revenue streams associated with OVPP contracts.
Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OVPP contracts or national account contracts that have been negotiated, but for which we have not yet received a purchase order for the specific location. As of September 30, 2009, we had a backlog of firm purchase orders of approximately $4.0 million. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OVPP contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 16% of our total cost of revenue for the first six months of fiscal 2010 and were 22% of total cost of revenue for the first six months of fiscal 2009. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. Toward the end of fiscal 2008, we began to vertically integrate some of our processes performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line and acquired production fabrication equipment. In fiscal 2009, we installed a power cord assembly line. Each of these production lines provide us with additional capacity and we expect that these additions will help to reduce overall unit costs upon the equipment becoming more fully utilized. In the first half of fiscal 2010, we reduced headcounts and improved production product flow through reengineering of our assembly stations.
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
Our general and administrative expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges related to our executive, finance, human resource, information technology and operations organizations; (ii) public company costs, including investor relations and audit; (iii) occupancy expenses; (iv) professional services fees; (v) technology related costs and amortization; (vi) bad debt and asset impairment charges; and (vii) corporate-related travel.

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
In fiscal 2009, we incurred increased general and administrative expenses in connection with our becoming a public company, including increased accounting, audit, investor relations, legal and support services and Sarbanes-Oxley compliance fees and expenses. Our operating expenses continued to increase in the first half of fiscal 2010 as a result of the completion of our new technology center and the related building occupancy costs. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.
We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period. We recognized $0.7 million in the first six months of fiscal 2010 and $1.6 million of stock-based compensation expense in fiscal 2009. As a result of prior option grants, we expect to recognize an additional $4.6 million of stock-based compensation over a weighted average period of approximately seven years, including $0.7 million in the last six months of fiscal 2010. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Dividend and Interest Income. Our dividend income consists of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provided for annual dividend payments to us of $0.1 million. The preferred shares were sold back to the issuer in June 2008 and all dividends accrued were paid upon sale. We also report interest income earned on our cash and cash equivalents and short term investments. For the first half of fiscal 2010, our interest income declined as a result of the decrease in our cash and cash equivalents and declining market rates.
Income Taxes. As of September 30, 2009, we had net operating loss carryforwards of approximately $9.2 million for federal tax purposes and $6.8 million for state tax purposes. Included in these loss carryforwards were $5.3 million for federal and $3.8 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal and state credit carryforwards that each total approximately $0.5 million as of March 31, 2009. We believe it is more likely than not that we will realize the benefits of most of these assets and have recorded for an allowance of $45,000 due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2029.
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
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended September 30,					Six Months Ended September 30,
	2008		2009			2008		2009
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$17,280	92.1%	$13,763	94.1%	(20.4)%	$30,169	86.5%	$24,440	89.7%	(19.0)%
Service revenue	1,480	7.9%	856	5.9%	(42.2)%	4,697	13.5%	2,807	10.3%	(40.2)%

Total revenue	18,760	100.0%	14,619	100.0%	(22.1)%	34,866	100.0%	27,247	100.0%	(21.9)%
Cost of product revenue	11,467	61.1%	9,222	63.1%	(19.6)%	20,080	57.6%	17,094	62.8%	(14.9)%
Cost of service revenue	958	5.1%	632	4.3%	(34.0)%	3,254	9.3%	1,887	6.9%	(42.0)%

Total cost of revenue	12,425	66.2%	9,854	67.4%	(20.7)%	23,334	66.9%	18,981	69.7%	(18.7)%

Gross profit	6,335	33.8%	4,765	32.6%	(24.8)%	11,532	33.1%	8,266	30.3%	(28.3)%
General and administrative expenses	2,893	15.4%	3,143	21.5%	8.6%	5,508	15.8%	6,307	23.1%	14.5%
Sales and marketing expenses	2,771	14.8%	2,962	20.2%	6.9%	5,423	15.6%	6,113	22.4%	12.7%
Research and development expenses	373	2.0%	491	3.4%	31.9%	791	2.3%	910	3.3%	15.0%

Income (loss) from operations	298	1.6%	(1,831)	(12.5)%	(714.4)%	(190)	(0.5)%	(5,064)	(18.5)%	NM
Interest expense	41	0.2%	74	0.5%	80.5%	108	0.3%	130	0.5%	20.4%
Dividend and interest income	550	2.9%	76	0.5%	(86.2)%	1,167	3.3%	198	0.7%	(83.0)%

Income (loss) before income tax	807	4.3%	(1,829)	(12.5)%	(326.6)%	869	2.5%	(4,996)	(18.3)%	(674.9)%
Income tax expense (benefit)	354	1.9%	(430)	(2.9)%	221.5%	382	1.1%	(824)	(3.0)%	315.7%

Net income (loss)	$453	2.4%	$(1,399)	(9.6)%	(408.8)%	$487	1.4%	$(4,172)	(15.3)%	(956.7)%

NM	= Not Meaningful
Revenue. Product revenue decreased from $17.3 million for the fiscal 2009 second quarter ended September 30, 2008 to $13.8 million for the fiscal 2010 second quarter ended September 30, 2009, a decrease of $3.5 million, or 20%. Product revenue decreased from $30.2 million for the first half ended September 30, 2008 to $24.4 million for the first half ended September 30, 2009, a decrease of $5.8 million, or 19%. The decrease in product revenue was a result of decreased sales of our HIF lighting systems and an increase in the number of projects sold under our OVPP financing terms, which reduces revenue in the near term but provides recurring revenues into future fiscal periods. Service revenue decreased from $1.5 million for the fiscal 2009 second quarter to $0.9 million for the fiscal 2010 second quarter, a decrease of $0.6 million, or 42%. Service revenue decreased from $4.7 million for the fiscal 2009 first half to $2.8 million for the fiscal 2010 first half, a decrease of $1.9 million, or 40%. The decrease in service revenue was a result of the decreased sales of our HIF lighting systems. Our first half fiscal 2010 revenue continued to be impacted by a lengthening sales cycle in the marketplace. We attribute this circumstance to general conservatism in the marketplace concerning capital spending and purchase decisions due to continuing adverse economic and credit market conditions. In our fiscal 2010 second quarter, we realized a slight improvement in our order volumes in relation to our fiscal 2010 first quarter, including the receipt of orders from customers who have not purchased product from us during the preceding 12-month period. We believe that this trend will likely continue during the fiscal 2010 third quarter, depending upon economic conditions, capital spending budgets and other factors.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $11.5 million for the fiscal 2009 second quarter to $9.2 million for the fiscal 2010 second quarter, a decrease of $2.3 million, or 20%. Our cost of product revenue decreased from $20.1 million for the fiscal 2009 first half to $17.1 million for the fiscal 2010 first half, a decrease of $3.0 million, or 15%. Our cost of service revenues decreased from $1.0 million for the fiscal 2009 second quarter to $0.6 million for the fiscal 2010 second quarter, a decrease of $0.4 million, or 40%. Total gross margin decreased from 33.8% for the fiscal 2009 second quarter to 32.6% for the fiscal 2010 second quarter and decreased from 33.1% for the fiscal 2009 first half to 30.3% for the fiscal 2010 first half. The decrease in gross margin was attributable to unabsorbed manufacturing capacity costs related to the decline in product revenues. During the fiscal 2010 second quarter, we saw improvements in our product gross margins, relative to the volume decline, resulting from our efforts to reengineer our assembly processes, including the implementation of cell manufacturing stations, a reduction in headcount and a reduction in work hours.
Operating Expenses
General and Administrative. Our general and administrative expenses increased from $2.9 million for the fiscal 2009 second quarter to $3.1 million for the fiscal 2010 second quarter, an increase of $0.2 million, or 9%. The increase was a result of: (i) $0.2 million in costs related to the write down of a long term note receivable; (ii) $0.1 million for bad debt charges on aged accounts receivables; and (iii) $0.3 million for occupancy costs related to the completion of our new technology center. These cost increases were partially offset by $0.4 million in decreased compensation costs resulting from headcount reductions and other discretionary spending reductions.

General and administrative expenses increased from $5.5 million for the fiscal 2009 first half to $6.3 million for the fiscal 2010 first half, an increase of $0.8 million, or 15%. The increase was a result of: (i) $0.3 million in costs related to the write down of a long term note receivable and bad debt charges on aged accounts receivables; (ii) $0.3 million in severance compensation costs; (iii) $0.4 million as a result of a one-time gain on asset disposal in the first half of fiscal 2009 that did not recur and (iv) $0.6 million increase for occupancy costs related to the completion of our new technology center, including approximately $0.1 million for one-time start-up charges. These cost increases were partially offset by $0.8 million in decreased compensation costs resulting from headcount reductions and other discretionary spending reductions.
Sales and Marketing. Our sales and marketing expenses increased from $2.8 million for the fiscal 2009 second quarter to $3.0 million for the fiscal 2010 second quarter, an increase of $0.2 million, or 7%. The increase was a result of increased employee compensation and benefit costs resulting from our hiring additional sales and marketing personnel during our fiscal 2010 first quarter. We increased our sales and marketing headcount to further develop opportunities for our exterior lighting products within the utility and governmental markets, expanded sales and sales support personnel dedicated to our in-market sales programs and added technical expertise for our control product lines. Total sales and marketing headcount as of September 30, 2009 was 78 compared to 62 at September 30, 2008.
Sales and marketing expenses increased from $5.4 million for the fiscal 2009 first half to $6.1 million for the fiscal 2010 first half, an increase of $0.7 million, or 13%. The increase was a result of compensation and benefit costs for additional sales and marketing personnel.
Research and Development. Our research and development expenses increased from $0.4 million for the fiscal 2009 second quarter to $0.5 million for the fiscal 2010 second quarter by $0.1 million, or 32%. Research and development expenses increased from $0.8 million for the fiscal 2009 first half to $0.9 million for the fiscal 2010 first half. Expenses incurred for the first half of fiscal 2010 related to compensation costs for the development and support of new products, depreciation expenses for lab and research equipment and testing costs related to our new wireless controls and exterior lighting product initiatives.
Interest Expense. Our interest expense increased from $41,000 for the fiscal 2009 second quarter to $74,000 for the fiscal 2010 second quarter, an increase of $33,000, or 80%. Our interest expenses increased from $108,000 for the first half of fiscal 2009 to $130,000 for the first half of fiscal 2010, an increase of $22,000, or 20%. The increase in interest expense was due to the elimination of capitalized interest resulting from the completion of our corporate technology center. For the first half of fiscal 2009 and fiscal 2010, we capitalized $96,000 and $21,000 of interest for construction in progress, respectively.
Dividend and Interest Income. Our dividend and interest income decreased for both the three and six months ended September 30, 2009 from the three and six months ended September 30, 2008 as a result of declining market interest rates and the reduction in our cash balances year over year due to cash used for our common share repurchase.
Income Taxes. Our income tax expense decreased for both the three and six months ended September 30, 2009 from the three and six months ended September 30, 2008 due to the reduction in our taxable income. Our effective income tax rate for the fiscal 2009 first half was 44.0%, compared to (16.5)% for the fiscal 2010 first half. The change in our effective tax rate was due to a reduction of benefits for non-deductible stock compensation expense, a mix change in state rates and an increase in federal tax credits available.
Liquidity and Capital Resources
Overview
On December 24, 2007, we completed our initial public offering, or IPO. Net proceeds to us from the IPO were approximately $82.8 million (net of underwriting discounts and commissions but before the deduction of offering expenses). We invested the net proceeds from the IPO in money market funds and short-term government agency bonds.
We had approximately $33.4 million in cash and cash equivalents and $1.0 million in short-term investments as of September 30, 2009, compared to $36.2 million and $6.5 million at March 31, 2009. Our cash equivalents are invested in money market accounts, bank certificates of deposit and a high-grade government agency bond with maturities of less than 90 days and an average yield of 0.7%. Our short-term investment account consists of a single bank certificate of deposit with an expiration date of June 2010 and a yield of 1.0%.

Cash Flows
The following table summarizes our cash flows for the six months ended September 30, 2008 and 2009 (in thousands):

	Six Months Ended
	September 30,
	2008	2009
Operating activities	$(371)	$(3,890)
Investing activities	(24,855)	1,456
Financing activities	(6,679)	(316)

Decrease in cash and cash equivalents	$(31,905)	$(2,750)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the first half of fiscal 2010 was $3.9 million and consisted of net cash of $0.5 million used for working capital purposes and net loss adjusted non-cash expense items of $3.4 million. Cash used for working capital purposes consisted of an increase of $1.3 million in trade receivables and a $2.3 million decrease in accounts payable resulting from payments to vendors. These amounts were offset by a decrease of $0.6 million in inventories resulting from reduced inventory purchases, a $1.8 million decrease in prepaids resulting from refunds of deposits held under construction projects and for operating leases and the amortization of expenses and a $0.7 million increase in accrued expenses resulting from increases in accrued severance costs, increases in accrued legal expenses and increased deposit payments for OVPP contracts.
Cash used in operating activities for the first half of fiscal 2009 was $0.4 million and consisted of net cash of $2.8 million used for working capital purposes partially offset by net income adjusted for non-cash expense items of $2.4 million. Cash used for working capital consisted of an increase of $2.1 million in inventory to provide safety stock inventories on key components, a $0.6 million increase in prepaids due to advanced payments for income taxes and services, a $0.4 million increase in deferred costs due to incomplete projects where revenue has not yet been recognized, a $0.5 million increase for interest receivable on short-term investments and a $0.5 million decrease in accrued expenses due to payments of accrued contractors for project services performed. This amount was offset by a decrease in trade receivables of $1.3 million as a result of timing of cash receipts.
Cash Flows Related to Investing Activities. For the first half of fiscal 2010, cash provided by investing activities was $1.5 million. This included $5.6 million provided from the maturation of short-term investments, offset by cash flows used in investing activities of $2.5 million for capital expenditures related to the technology center, operating software systems, and processing equipment for capacity and cost improvement measures and $1.5 million for investment into OVPP assets installed and operating at customer locations.
Cash used in investing activities for the first half of fiscal 2009, was $24.9 million. This included $17.4 million for short-term investments with maturity dates ranging from 91 to 360 days, $6.9 million for capital expenditures related to the technology center, operating software systems and processing equipment for capacity and cost improvement measures, $1.0 million for the purchase of intellectual property rights from an executive, offset by net proceeds from the sale of an investment of $0.9 million.
Cash Flows Related to Financing Activities. For the first half of fiscal 2010, cash flows used in financing activities was $0.3 million. This included $0.4 million for common share repurchases and $0.4 million used for the repayment of long-term debt, offset by cash flows provided by financing activities, which included proceeds of $0.5 million received from stock option and warrant exercises.
Cash used in financing activities for the first half of fiscal 2009, was $6.7 million. This included $8.1 million used for common share repurchases and $0.4 million for repayment of long-term debt. Cash flows provided by financing activities included proceeds of $1.4 million received from stock option and warrant exercises and $0.5 million in deferred tax benefits from non-qualified stock option exercises.
Working Capital
Our net working capital as of September 30, 2009 was $60.0 million, consisting of $69.1 million in current assets and $9.1 million in current liabilities. Our net working capital as of March 31, 2009 was $67.5 million, consisting of $78.4 million in current assets and $10.9 million in current liabilities. Our inventories have decreased from our prior fiscal year-end by $0.6 million as a result of efforts to reduce purchases and carrying levels of our HIF inventory components. We have been increasing the level of our wireless control inventories based upon our Phase 2 initiatives. The vast majorities of these components are assembled overseas, require longer delivery lead times and suppliers require deposit payments at time of purchase order. We generally attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
We believe that our existing cash and cash equivalents and our anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Indebtedness
Revolving Credit Agreement
On March 18, 2008, we entered into a credit agreement to replace a previous agreement between us and Wells Fargo Bank, N.A. The credit agreement provides for a revolving credit facility that matures on August 31, 2010. The initial maximum aggregate amount of availability under the line of credit is $25.0 million. We have a one-time option to increase the maximum aggregate amount of availability under the Line of Credit to up to $50.0 million, although any advance from the line of credit over $25.0 million is discretionary to Wells Fargo even if no event of default has occurred. In December 2008, we briefly drew $4.0 million on the line of credit due to the timing of treasury repurchases and funds available in our operating account. In May 2009, we completed an amendment to the credit agreement, effective as of March 31, 2009, which formalized Wells Fargo’s prior consent to our treasury repurchase program, increased the capital expenditures covenant for fiscal 2009 and revised certain financial covenants by adding a minimum requirement for unencumbered liquid assets, increasing the quarterly rolling net income requirement and modifying the merger and acquisition covenant exemption. As of September 30, 2009, there was no outstanding balance due on the line of credit.
We must pay a fee of 0.20% on the average daily unused amount of the line of credit and fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof.
The credit agreement provides that we have the option to select the interest rate applicable to all or a portion of the outstanding principal balance of the line of credit either (i) at a fluctuating rate per annum one percent (1.00%) below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be one and one quarter percent (1.25%) above LIBOR. Interest is payable on the last day of each month. The credit agreement contains certain financial covenants including minimum net income requirements, fixed charge coverage ratio and requirements that we maintain a net worth ratio at prescribed levels. The credit agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets.
At the end of our fiscal 2010 second quarter, even though we had no borrowings outstanding under our line of credit, we were not in technical compliance with our rolling quarterly net income and our fixed charge coverage ratio covenants in our credit agreement. We are currently in discussions with Wells Fargo, as well as other banks, on a further amended or new credit facility.
Since we have over $34 million of cash, cash-equivalents and short-term investments on hand, and because we have no borrowings outstanding under our credit agreement and no currently foreseeable intention to borrow under our line of credit, we do not believe that such covenant violations or any subsequently obtained credit agreement amendment is material to our current or future financial condition or our current or future access to capital or liquidity.
Capital Spending
We expect to incur approximately $1.4 million in capital expenditures during the remainder of fiscal 2010. We spent approximately $2.5 million of capital expenditure in the first half of fiscal 2010 on the completion of our corporate technology center, implementation of an ERP system, software development for our wireless controls technology and other tooling and equipment for new products and cost improvements in our manufacturing facility. Our capital spending plans predominantly consist of the completion of projects that have been in place for several months and for which we have already invested significant capital. We consider the completion of our ERP systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance the information technology and manufacturing improvements primarily through equipment secured loans and leases, long-term debt financing, using cash on hand or by using our available capacity under our revolving credit facility.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of September 30, 2009 (dollars in thousands):

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Bank debt obligations	$4,030	$693	$1,200	$926	$1,211
Cash interest payments on debt	1,063	208	316	189	350
Operating lease obligations	3,660	938	1,914	601	207
Purchase order and cap-ex commitments (1)	11,637	10,462	1,175	—	—

Total	$20,390	$12,301	$4,605	$1,716	$1,768

(1)	Reflects non-cancellable purchase order commitment in the amount of $10.7 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $0.9 million for improvements to information technology systems and manufacturing equipment and tooling.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our

Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter ended September 30, 2009 pursuant to the requirements of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2009.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On August 1, 2008, the court-appointed lead plaintiff filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On September 15, 2008, the Company and the other director and officer defendants filed a motion to dismiss the consolidated complaint, and the underwriters filed a separate motion to dismiss the consolidated complaint on January 16, 2009. After oral argument on August 19, 2009, the Court granted in part and denied in part the motions to dismiss. The plaintiff filed a second consolidated amended complaint on September 4, 2009, and the defendants filed an answer to the complaint on October 9, 2009.
We believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on our consolidated financial position, results of operations and cash flow. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage or any costs, claims or judgment which are disputed or not covered by insurance could materially and adversely affect our financial condition, results of operations and cash flow. We are not presently able to reasonably estimate potential costs and/or losses, if any, related to the lawsuit.
ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Other than as set forth below, during the three months ended September 30, 2009, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Our potential addition of new renewable energy technologies into our product, application or service offerings involves many risks and uncertainties. Many technologies do not become commercially profitable products, applications or services despite extensive development and commercialization efforts.
In August 2009, we created Orion Technology Ventures (“OTV”) as a new operating division to explore whether we should offer our customers additional alternative renewable energy systems, such as those using wind and solar technologies. OTV is conducting research on, and developing commercialization strategies with respect to, various renewable energy technologies that we may decide to add to our product, application and service offerings.
The process of developing and commercializing new products, applications and services, particularly relating to alternative renewable energy systems, is expected to be both time-consuming and costly and will involve a high degree of business risk. We may be unable to successfully develop or commercialize new technologies in the form of new products, applications or services. This process may involve substantial expenditures in research and development, sourcing and marketing. Commercialization of new technological products, applications and services often requires a very long lead time. Because it is generally not possible to predict the amount of time required or the costs involved in achieving new product, application or service introduction objectives, actual development and commercialization costs may exceed budgeted amounts and estimated development and commercialization schedules may be extended. Developing new technological products, applications and services, and creating effective commercialization strategies for new renewable energy technologies, are subject to inherent risks that may include:
•	Unanticipated and/or substantial delays;

•	Unanticipated and/or substantially increased costs;

•	Unrecoverable and/or substantially increased expenses;

•	Technical, reliability, durability or quality problems, including potential warranty and/or product liability claims;

•	Insufficiency of dedicated or budgeted funds;

•	Inability to meet targeted cost or performance objectives;

•	Inability to satisfy industry standards or consumer expectations and needs;

•	Regulatory obstacles;

•	Competition;

•	Inability to prove the original concept;

•	Lack of demand; and

•	Diversion of our management’s and employees’ focus and/or attention.
The occurrence of any one or more of these risks could cause us to incur substantial costs and expenses or even to abandon or substantially delay or change our strategy of exploring the addition of new alternative renewable energy technologies into our product, application and service offerings.
OTV may not be able to identify suitable new technologies, we may invest too much in new technologies, our management could be distracted by new technologies and we could fail to develop any new products, applications or services successfully.
Identifying suitable new alternative renewable energy technologies for addition into our product, application and service offerings may be difficult, and the failure to do so could harm our growth strategy. If we make an investment in one or more new alternative renewable energy technologies, then we could have difficulty developing and commercializing it or integrating it into our product, application or service offerings. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses and/or capital expenditures. As a result, our failure to fully develop and commercialize potential new alternative renewable energy technologies or to integrate them effectively into our product, application and service offerings properly could have a material adverse effect on our business, financial condition and operating results.
We may not be able to obtain additional equity capital or debt financing necessary to effectively introduce and commercialize any new alternative renewable energy technologies identified by OTV into our product, application and service offerings.
Our existing capital resources may not be sufficient to effectively introduce and commercialize any new alternative renewable energy technologies identified by OTV into our product, application and service offerings. We may not be able to obtain sufficient additional equity capital and/or debt financing required to do so or we may not be able to obtain such additional equity capital or debt financing on acceptable terms or conditions. Although we have been successful in the past in raising equity capital and debt financing, recent trends in the equity and debt markets and our recent financial performance may pose significant challenges for us. Factors affecting the availability to us of equity capital or debt financing on acceptable terms and conditions include:
•	The price, volatility and trading volume and history of our common stock.

•	Our current and future financial results and position, including our recent losses generated from operations.

•	The market’s view of our industry and products.

•	The perception in the equity and debt markets of our ability to execute our business plan.

We have no operating history in the solar photovoltaic or wind energy industries that can be used to evaluate our potential prospects for success in these industries.
Our OTV division is currently researching three test solar photovoltaic electricity generating projects. These projects are expected to help us answer technological, installation and commercial feasibility questions before determining whether and/or how this technology may fit into our overall business plan. OTV is also exploring potential wind energy projects and applications.
We have no history in the solar photovoltaic or wind energy industries. If we choose to further pursue adding these technologies into our product, application or service offerings, there can be no assurance that our venture into these industries will prove successful. We have no history of developing or commercializing solar photovoltaic or wind energy technologies that can be used to evaluate our potential prospects for success. As a result, our prospects for success in being able to introduce new products, applications or services using these technologies must be considered in the context of a new company in a developing industry. The risks we face include the possibility that we will not be successful in developing or commercializing any such technologies, that we will not be able to do so without incurring unexpected and/or substantial costs and expenses and/or failing to generate any substantial incremental revenues, that we will not be able to rely on third-party manufacturers or providers of such technologies, and that we will not be able to operate successfully in the competitive environment of the solar photovoltaic and/or wind energy industries. If we are unable to address all of these risks, our business, results of operations and financial condition may be materially adversely affected.
OTV’s pursuit of solar photovoltaic and/or wind electricity generating technologies is subject to risks specific to the solar photovoltaic and/or wind industry.
If we elect to further pursue adding solar photovoltaic and/or wind electricity generating technologies into our product, application or service offerings, such business pursuits will involve risks specifically associated with the solar photovoltaic and/or wind industry, including:
•	The market for photovoltaic and wind electricity generating technologies has been adversely affected by the recessionary economic conditions over the past year, and we cannot guarantee that demand will return or increase in the future.

•	A variety of solar power, wind power and other renewable energy technologies may be currently under development by other companies that could result in higher or more effective product performance than the performance expected to be produced by any technology that we decide to offer.

•	Our ability to generate revenue and profitability from adding solar photovoltaic and/or wind electricity generating technologies into our product, application or service offerings will be dependent on consumer acceptance and the economic feasibility of solar and/or wind generated energy.

•	A drop in the retail price of conventional energy or other alternate renewable energy sources may negatively impact our ability to generate revenue and profitability from solar photovoltaic and/or wind generated energy technologies.

•	The reduction, elimination or expiration of government mandates and subsidies or economic or tax rebates, credits and/or incentives for alternative renewable energy systems would likely substantially reduce the demand for, and economic feasibility of, any solar photovoltaic and/or wind electricity generating products, applications or services and could materially reduce any prospects for our successfully introducing any new products, applications or services using such technologies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Use of Proceeds
Our IPO was declared effective by the SEC on December 18, 2007. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $78.6 million. Through September 30, 2009, approximately $14.8 million of the proceeds from our IPO have been used to fund operations of our business and for general corporate purposes and approximately $29.7 million was used for the repurchase of common shares. The remainder of the net proceeds from the IPO are invested in short-term investment grade securities, bank certificates of deposit and money market accounts. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 18, 2007 pursuant to Rule 424(b).
(c) Purchases of Equity Securities
The table below summarizes stock repurchases for the three-month period ended September 30, 2009.

			Total Number of
	Total		Shares Purchased as	Approximate Dollar Value
	Number of		Part of Publicly	of Shares that May Yet Be
	Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs(1)	Plans or Programs(1)
July 1 — July 31, 2009	46,667	$3.75	46,667	$335,000
August 1 — August 31, 2009	0	$0	0	$335,000
September 1 — September 30, 2009	23,962	$3.13	23,962	$260,000

	70,629		70,629

(1)	On December 15, 2008, we announced that our board of directors had authorized the repurchase of up to an additional $10 million of our outstanding common stock. The action supplemented the $20 million share repurchase authorization announced on July 17, 2008. Unless terminated earlier by resolution of our board of directors, this repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.
ITEM 5. OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through September 30, 2009, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through September 30, 2009
(in thousands, unaudited)
HIF lighting systems sold(1)	1,572
Total units sold (including HIF lighting systems)	2,037
Customer kilowatt demand reduction(2)	477
Customer kilowatt hours saved(2)(3)	9,230,379
Customer electricity costs saved(4)	$710,739
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	6,135
Square footage retrofitted(6)	806,946

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.0 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the reduction of 0.241 kilowatts of electricity consumption per six-lamp equivalent unit we install and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2008, which is the most current full year for which this information is available, was $0.098 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table. The calculation of indirect carbon dioxide emissions reductions reflects the most recent Environmental Protection Agency eGrid data.

(6)	Based on 2.04 million total units sold, which contain a total of approximately 10.2 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.
ITEM 6. EXHIBITS
     (a) Exhibits

10.1	Letter Agreement, dated as of August 27, 2009, between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.1 to Orion Energy Systems, Inc.’s Form 8-K filed on September 2, 2009, is hereby incorporated by reference as Exhibit 10.1. *

10.2	Executive Employment and Severance Agreement, dated September 8, 2009, by and between Stuart L. Ralsky and Orion Energy Systems, Inc. *

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2009.

ORION ENERGY SYSTEMS, INC. Registrant
By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended September 30, 2009

10.2	Executive Employment and Severance Agreement, dated September 8, 2009, by and between Stuart L. Ralsky and Orion Energy Systems, Inc.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.