Form 10-Q
period 2009-12-31
ORION ENERGY SYSTEMS, INC.
filed 2010-02-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 22,226,610 shares of the Registrant’s common stock outstanding on February 5, 2010.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended December 31, 2009

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2009
Assets
Cash and cash equivalents	$36,163	$31,936
Short-term investments	6,490	1,000
Accounts receivable, net of allowances of $222 and $347	11,572	13,397
Inventories, net	20,232	24,517
Deferred tax assets	548	549
Prepaid expenses and other current assets	3,369	1,955

Total current assets	78,374	73,354
Property and equipment, net	22,999	30,732
Patents and licenses, net	1,404	1,509
Deferred tax assets	593	1,826
Other long-term assets	352	74

Total assets	$103,722	$107,495

Liabilities and Shareholders’ Equity
Accounts payable	$7,817	$13,010
Accrued expenses	2,315	2,792
Current maturities of long-term debt	815	650

Total current liabilities	10,947	16,452
Long-term debt, less current maturities	3,647	3,372
Other long-term liabilities	433	574

Total liabilities	15,027	20,398

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2009 and December 31, 2009; no shares issued and outstanding at March 31, 2009 and December 31, 2009	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2009 and December 31, 2009; shares issued: 28,875,879 and 29,408,301 at March 31, 2009 and December 31, 2009; shares outstanding: 21,528,783 and 21,956,562 at March 31, 2009 and December 31, 2009	—	—
Additional paid-in capital	118,907	121,042
Treasury stock: 7,347,096 and 7,451,739 common shares at March 31, 2009 and December 31, 2009	(31,536)	(31,936)
Accumulated other comprehensive loss	(32)	—
Retained earnings (deficit)	1,356	(2,009)

Total shareholders’ equity	88,695	87,097

Total liabilities and shareholders’ equity	$103,722	$107,495

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Product revenue	$20,671	$17,205	$50,840	$41,645
Service revenue	1,704	2,090	6,401	4,897

Total revenue	22,375	19,295	57,241	46,542
Cost of product revenue	13,644	10,633	33,724	27,727
Cost of service revenue	1,311	1,568	4,565	3,455

Total cost of revenue	14,955	12,201	38,289	31,182

Gross profit	7,420	7,094	18,952	15,360
Operating expenses:
General and administrative	2,438	3,051	7,946	9,357
Sales and marketing	2,741	3,063	8,164	9,176
Research and development	347	404	1,138	1,315

Total operating expenses	5,526	6,518	17,248	19,848

Income (loss) from operations	1,894	576	1,704	(4,488)
Other income (expense):
Interest expense	(33)	(67)	(141)	(197)
Dividend and interest income	325	49	1,492	248

Total other income (expense)	292	(18)	1,351	51

Income (loss) before income tax	2,186	558	3,055	(4,437)

Income tax expense (benefit)	1,032	(249)	1,414	(1,072)

Net income (loss)	$1,154	$807	$1,641	$(3,365)

Basic net income (loss) per share	$0.05	$0.04	$0.06	$(0.15)
Weighted-average common shares outstanding	25,203,827	21,792,175	26,398,338	21,709,799
Diluted net income (loss) per share	$0.04	$0.04	$0.06	$(0.15)
Weighted-average common shares and share equivalents outstanding	26,414,750	22,567,575	28,710,765	21,709,799
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2008	2009
Operating activities
Net income (loss)	$1,641	$(3,365)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,337	1,956
Stock-based compensation expense	1,204	1,064
Deferred income tax expense (benefit)	1,340	(1,234)
Change in allowance for notes and accounts receivable	32	384
Other	78	15
Changes in operating assets and liabilities:
Accounts receivable	(1,516)	(1,950)
Inventories	(1,804)	(4,285)
Prepaid expenses and other current assets	(2,473)	1,414
Accounts payable	1,442	5,193
Accrued expenses	(1,749)	633

Net cash used in operating activities	(468)	(175)
Investing activities
Purchase of property and equipment	(10,530)	(4,268)
Purchase of property and equipment leased to customers under operating leases	(100)	(5,328)
Purchase of short-term investments	(22,270)	—
Sale of short-term investments	—	5,522
Additions to patents and licenses	(1,090)	(186)
Proceeds from sales of long-term assets	860	6
Gain on sale of long-term investment	(361)	—

Net cash used in investing activities	(33,491)	(4,254)
Financing activities
Payment of long-term debt	(633)	(640)
Proceeds from long-term debt	—	200
Repurchase of common stock into treasury	(22,441)	(400)
Excess tax benefits from stock-based compensation	1,453	95
Deferred financing costs and offering costs	7	—
Proceeds from issuance of common stock	1,436	947

Net cash provided by (used in) financing activities	(20,178)	202

Net decrease in cash and cash equivalents	(54,137)	(4,227)
Cash and cash equivalents at beginning of period	78,312	36,163

Cash and cash equivalents at end of period	$24,175	$31,936

Supplemental cash flow information:
Cash paid for interest	$272	$215
Cash paid for income taxes	121	30
Supplemental disclosure of non-cash investing and financing activities
Long-term note receivable received on sale of investment	$298	$—
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — DESCRIPTION OF BUSINESS
Organization
     The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. The Company is a developer, manufacturer and seller of lighting and energy management systems and a seller and integrator of renewable energy technologies. The corporate offices and manufacturing operations are located in Manitowoc, Wisconsin and an operations facility is located in Plymouth, Wisconsin.
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
Evaluation of Subsequent Events
     The Company evaluated subsequent events from the balance sheet date of December 31, 2009 through February 9, 2010, the date that the Company’s interim consolidated financial statements were issued, and has concluded that no subsequent events have occurred during this period.
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
Short-term investments available for sale

     The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2009 and December 31, 2009 were as follows (in thousands):

	March 31, 2009
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$14,114	$—	$—	$14,114	$14,114	$—
Bank certificate of deposit	9,007	—	—	9,007	6,207	2,800
Commercial paper	3,690	—	—	3,690	—	3,690
Corporate obligations	2,257	—	(7)	2,250	2,250	—
Government agency obligations	12,412	—	(25)	12,387	12,387	—

Total	$41,480	$—	$(32)	$41,448	$34,958	$6,490

	December 31, 2009
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$27,148	$—	$—	$27,148	$27,148	$—
Bank certificate of deposit	3,032	—	—	3,032	2,032	1,000

Total	$30,180	$—	$—	$30,180	$29,180	$1,000

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
     As of December 31, 2009, the Company’s financial assets described in the table above were measured at fair value employing level 1 inputs.
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
Accounts receivable
     The majority of the Company’s accounts receivable are due from companies in the commercial, industrial and agricultural industries, as well as wholesalers. Credit is extended based on an evaluation of a customer’s financial condition. Generally, collateral is not required for end users; however, the payment of certain trade accounts receivable from wholesalers is secured by irrevocable standby letters of credit. Accounts receivable are due within 30-60 days. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.
     Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 10.25%. As of December 31, 2009, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2010	$14
Fiscal 2011	25

Total gross receivable	39
Less: amount representing interest	(3)

Net contracts receivable	$36

Inventories
     Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2009 and December 31, 2009, the Company had inventory obsolescence reserves of $668,000 and $737,000, respectively.
     Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
     Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2009	2009
Raw materials and components	$9,629	$11,427
Work in process	1,753	587
Finished goods	8,850	12,503

	$20,232	$24,517

Property and Equipment
     Property and equipment were comprised of the following (in thousands):

	March 31,	December 31,
	2009	2009
Land and land improvements	$822	$1,436
Buildings	5,435	14,060
Furniture, fixtures and office equipment	3,432	8,119
Plant equipment	6,882	7,389
Construction in progress	11,366	6,673

	27,937	37,677
Less: accumulated depreciation and amortization	(4,938)	(6,945)

Net property and equipment	$22,999	$30,732

     Equipment included above under capital leases was as follows (in thousands):

	March 31,	December 31,
	2009	2009
Equipment	$1,104	$645
Less: accumulated amortization	(477)	(333)

Net equipment	$627	$312

     The Company capitalized $90,000 and $0 of interest for construction in progress for the three months ended December 31, 2008 and 2009; and $186,000 and $21,000 for the nine months ended December 31, 2008 and 2009. As of December 31, 2009, the Company had equipment leased to customers under operating leases of $5.5 million, net of depreciation of $0.3 million, including $2.8 million in construction in progress.
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
Other Long-Term Assets
     Other long-term assets include $33,000 and $28,000 of deferred financing costs as of March 31, 2009 and December 31, 2009 and $298,000 and $39,000 of a note receivable as of March 31, 2009 and December 31, 2009, respectively. Upon the sale of the long-term investment noted above, the Company received a promissory note. The note provides for interest only payments at 7% for the first year and 15% for the second year and thereafter. The full principal amount of the note is due in June 2011. The note is secured by a personal guarantee from the CEO of the specialty aluminum products company. In the second quarter of fiscal 2010, the Company assessed the long-term note receivable and determined that a portion of the note receivable may not be collectible. Accordingly, the Company established a reserve for uncollectibility of $259,000 of the original face value of the promissory note. For the nine months ended December 31, 2009, the Company recorded an expense of $259,000.
Accrued Expenses
     Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, accrued installation costs, sales tax payable and other various unpaid expenses. As of March 31, 2009 and December 31, 2009, no accrued expenses exceeded 5% of current liabilities.
     The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
     Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2009	2008	2009
Beginning of period	$46	$42	$69	$55
Provision to cost of revenue	10	40	35	60
Charges	(1)	(44)	(49)	(77)

End of period	$55	$38	$55	$38

Revenue Recognition

     Revenue is recognized when the following four criteria are met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured
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
     In October 2008, the Company introduced a financing program called the Orion Virtual Power Plant (OVPP) for a customer’s lease of the Company’s energy management systems. The OVPP is structured as an operating lease in which the Company receives monthly rental payments over the life of the lease, typically a 12-month renewable agreement with a maximum term of between three and five years. Upon successful installation of the system and customer acknowledgement that the product is operating as specified, revenue is recognized on a monthly basis over the life of the contract.
     Deferred revenue relates to an obligation to provide maintenance on certain sales and is classified as a liability on the balance sheet. The fair value of these maintenance obligations is readily determinable based upon pricing from third-party vendors. Deferred revenue is recognized when the services are delivered, which occurs in excess of a year after the original contract.
     Deferred revenue was comprised of the following (in thousands):

	March 31,	December 31,
	2009	2009
Deferred revenue — current liability	$103	$98
Deferred revenue — long-term liability	36	176

Total deferred revenue	$139	$274

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

	Nine Months Ended,
	December 31, 2008	December 31, 2009
Unrecognized tax benefits as of beginning of period	$392	$397

Decreases relating to settlements with tax authorities	(5)	—

Additions based on tax positions related to the current period positions	10	1

Unrecognized tax benefits as of end of period	$397	$398

     The income tax provision for the nine months ended December 31, 2009 was determined by applying an estimated annual effective tax rate of (24.2)% to income (loss) before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
     Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Nine Months Ended
	December 31, 2008	December 31, 2009
Statutory federal tax rate	34.00%	(34.00)%
State taxes, net	5.89%	0.18%
Incentive stock options	6.05%	6.62%
Federal tax credit and other, net	0.36%	3.00%

Effective income tax rate	46.30%	(24.20)%
     The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. As of December 31, 2009, the Company had approximately $5.5 million of net operating losses that resulted from the current and prior years exercise of non-qualified stock options that had not been recognized as a reduction to current income taxes payable.
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
Stock Option Plans
     The fair value of each option grant for the three and nine months ended December 31, 2008 and 2009 was determined using the assumptions in the following table:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008		2009		2008		2009
Weighted average expected term	5.2	years	5.9	years	5.6	years	6.4	years
Risk-free interest rate		2.19%		2.33%		3.15%		2.56%
Expected volatility		60%		60%		60%		60%
Expected forfeiture rate		2%		3%		2%		3%
Expected dividend yield		0%		0%		0%		0%
Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents. For the nine months ended December 31, 2009, the calculation of dilutive weighted average shares outstanding does not include the following potentially dilutive shares in the table below as their effect would be antidilutive.

     The net income (loss) per share of common stock for the three and nine months ended December 31, 2008 and 2009 was as follows (in thousands except share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2009	2008	2009
Numerator:
Net income (loss)	$1,154	$807	$1,641	$(3,365)

Denominator:

Weighted-average common shares outstanding	25,203,827	21,792,175	26,398,338	21,709,799
Weighted-average effect of restricted stock, and assumed conversion of stock options and warrants	1,210,923	775,400	2,312,427	810,315

Weighted-average common shares and common share equivalents outstanding	26,414,750	22,567,575	28,710,765	22,520,114

Concentration of Credit Risk and Other Risks and Uncertainties
     The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
     The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 19% and 47% of total cost of revenue for the three months ended December 31, 2008 and 2009 and 21% and 28% of total cost of revenue for the nine months ended December 31, 2008 and 2009.
     For the three and nine months ended December 31, 2008 and December 31, 2009, no customers accounted for more than 10% of revenue.
     As of March 31, 2009 and December 31, 2009, no customer accounted for more than 10% of the accounts receivable balance.
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
     In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provision of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.
     In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholder with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topic 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provision of ASU 2010-01 to have a material effect on the financial position, results of operations, or cash flows of the Company.
NOTE C — RELATED PARTY TRANSACTIONS
     The Company incurred fees of $12,000 for the nine months ended December 31, 2008 for intellectual property fees paid to its CEO pursuant to his employment agreement. In April 2008, the intellectual property rights were purchased from the executive for a cash payment of $950,000. Please refer to “Patents and Licenses” under footnote B for additional disclosure.
     During the nine months ended December 31, 2008 and 2009, the Company recorded revenue of $24,000 and $27,000 for products and services sold to an entity for which a director of the Company was formerly the executive chairman. During the same nine month periods, the Company purchased goods and services from the same entity in the amounts of $125,000 and $30,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
     During the nine months ended December 31, 2008 and 2009, the Company recorded revenue of $57,000 and $338,000 for products and services sold to an entity for which a former director previously served as an executive vice president. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
     During the nine months ended December 31, 2008 and 2009, the Company recorded revenue of $102,000 and $79,000 for products and services sold to an entity for which a member of the board of directors serves as the chief executive officer. During the nine months ended December 31, 2008 and 2009, the Company purchased goods and services from the same entity in the amounts of $79,000 and $109,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
     During the nine months ended December 31, 2008 and 2009, the Company recorded revenue of $415,000 and $705,000 for products and services sold to various entities affiliated or associated with an entity for which an executive officer of the Company serves as a member of the board of directors. The Company is not able to identify the respective amount of revenues attributable to specifically identifiable entities within such group of affiliated or associated entities or the extent to which any such individual entities are related to the entity on whose board of directors the Company’s executive officer serves. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
NOTE D — LONG-TERM DEBT
     Long-term debt as of March 31, 2009 and December 31, 2009 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2009
Term note	$1,235	$1,073
First mortgage note payable	990	944
Debenture payable	885	857
Lease obligations	227	22
Other long-term debt	1,125	1,126

Total long-term debt	4,462	4,022
Less current maturities	(815)	(650)

Long-term debt, less current maturities	$3,647	$3,372

Revolving Credit Agreement
     On March 18, 2008, the Company entered into a credit agreement (Credit Agreement) to replace a previous agreement between the Company and Wells Fargo Bank, N.A. The Credit Agreement provides for a revolving credit facility (Line of Credit) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. In December 2008, the Company briefly drew $4.0 million on the line of credit due to the timing of treasury repurchases and funds available in the Company’s operating account. In May 2009, the Company completed an amendment to the Credit Agreement, effective as of March 31, 2009, which formalized Wells Fargo’s prior consent to the Company’s treasury repurchase program, increased the capital expenditures covenant for fiscal 2009 and revised certain financial covenants by adding a minimum requirement for unencumbered liquid assets, increasing the quarterly rolling net income requirement and modifying the merger and acquisition covenant exemption. In December 2009, the Company completed a second amendment to the Credit Agreement which formalized Wells Fargo’s prior consent to the Company’s prior failure to meet its net earnings and fixed charge coverage ratio covenants, limited borrowings to a percentage of eligible money market funds held in a Wells Fargo account, revised certain financial covenants by removing the minimum requirement for unencumbered assets and removing the fixed charge coverage ratio, decreased the quarterly rolling net income requirement, removed the first lien security interest in all of the Company’s accounts receivable, general intangibles and inventory, and removed the second lien priority in all of the Company’s equipment and fixtures and reduced the fee rate of the unused amounts on the Line of Credit. As of March 31, 2009 and December 31, 2009, there was no outstanding balance due on the Line of Credit.
     The Company must currently pay a fee of 0.15% on the average daily unused amount of the Line of Credit and fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof.
     The Credit Agreement provides that the Company has the option to select the interest rate applicable to all or a portion of the outstanding principal balance of the Line of Credit either (i) at a fluctuating rate per annum 1.00% below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be 1.25% above LIBOR. Interest is payable on the last day of each month.
     The Credit Agreement contains certain financial covenants including minimum net income requirements and requirements that the Company maintain a net worth ratio at prescribed levels. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets.
NOTE E — INCOME TAXES
     As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $11.4 million, of which $5.5 million are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $7.3 million, of which $3.2 million are associated with the exercise of non-qualified stock options. The Company also has federal tax credit carryforwards of approximately $492,000 and state tax credit carryforwards of $518,000 as of December 31, 2009. The Company has not recorded a valuation allowance for federal net operating loss carryforwards or tax credits. Both the federal and state net operating losses and tax credit carryforwards expire between 2020 and 2029. The Company has not recorded a valuation allowance for federal loss carryforwards or tax credits, however, a valuation allowance has been established related to the deferred tax assets associated with the state net operating loss carryforward and state tax credits carryforward. It has been determined that a portion of the state NOL’s and state tax credits may not be realizable and therefore an allowance of $181,000 has been established.
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

NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
     The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $263,000 and $385,000 for the three months ended December 31, 2008 and 2009; and $802,000 and $1,008,000 for the nine months ended December 31, 2008 and 2009. In addition, the Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand, as well as for capital expenditures. As of December 31, 2009, the Company had entered into $12.6 million of purchase commitments, including $0.6 million related to the remaining capital committed for information technology improvements and other manufacturing equipment, $0.9 million for commitments under operating leases and $11.1 million for inventory purchases, including $0.2 million for commitments related to solar photovoltaic inventory.
Litigation
     In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, several of its officers, all members of its then existing board of directors, and certain underwriters relating to the Company’s December 2007 initial public offering (IPO). The plaintiffs claim to represent those persons who purchased shares of the Company’s common stock from December 18, 2007 through February 6, 2008. The plaintiffs allege, among other things, that the defendants made misstatements and failed to disclose material information in the Company’s IPO registration statement and prospectus. The complaints allege various claims under the Securities Act of 1933, as amended. The complaints seek, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
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
NOTE G — SHAREHOLDERS’ EQUITY
Share Repurchase Program
     In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of the Company’s outstanding common stock. In December 2008, the Company’s board of directors supplemented the share repurchase program authorizing the Company to repurchase up to an additional $10 million of the Company’s outstanding common stock. As of December 31, 2009, the Company had repurchased 7,075,733 shares of common stock at a cost of $29.7 million under the program.
Shareholder Rights Plan
     On January 7, 2009, the Company’s Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one common share purchase right (a Right) for each outstanding share of the Company’s common stock. The issuance date for the distribution of the Rights was February 15, 2009 to shareholders of record on February 1, 2009. Each Right entitles the registered holder to purchase from the Company one share of the Company’s common stock at a price of $30.00 per share, subject to adjustment (the Purchase Price).

     The Rights will not be exercisable (and will be transferable only with the Company’s common stock) until a Distribution Date occurs (or the Rights are earlier redeemed or expire). A Distribution Date generally will occur on the earlier of a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired beneficial ownership of 20% or more of the Company’s outstanding common stock (a Shares Acquisition Date) or 10 business days after the commencement of, or the announcement of an intention to make, a tender offer or exchange offer that would result in any such person or group of persons acquiring such beneficial ownership.
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
     In fiscal 2009, the Company granted 16,627 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $3.00 to $11.61 per share. For the three months and nine months ended December 31, 2009, the Company granted 4,921 and 7,764 shares from the 2004 Stock Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $3.29 to $3.81 per share, the market prices as of the grant dates.
     The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Cost of product revenue	$68	$51	$198	$163
General and administrative	121	135	546	400
Sales and marketing	157	205	428	472
Research and development	12	10	32	29

Total	$358	$401	$1,204	$1,064

     As of December 31, 2009, compensation cost related to non-vested stock-based compensation amounted to $4.1 million over a remaining weighted average expected term of 6.7 years.
     The following table summarizes information with respect to the Plans:

	Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2009	1,070,954	3,680,945	$3.40	6.82
Granted stock options	(624,518)	624,518	3.38
Granted shares in lieu of cash compensation	(7,764)	—	—
Forfeited	347,965	(347,965)	5.07
Exercised	—	(393,298)	1.64

Balance at December 31, 2009	786,637	3,564,200	$3.43	6.71	$5,712,982

Exercisable at December 31, 2009		1,742,831	$2.67	5.25	$3,535,649
     The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $4.39 as of December 31, 2009.
     A summary of the status of the Company’s outstanding non-vested stock options as of December 31, 2009 was as follows:

Non-vested at March 31, 2009	1,821,827
Granted	624,518
Vested	(277,011)
Forfeited	(347,965)

Non-vested at December 31, 2009	1,821,369

     The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2009 or for the nine months ended December 31, 2009.
     Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2009	488,504	$2.31
Issued	—	—
Exercised	(131,360)	$2.30
Cancelled	—	—

Balance at December 31, 2009	357,144	$2.32

     A summary of outstanding warrants at December 31, 2009 follows:

	Number of
Exercise Price	Warrants	Expiration
$2.25	38,980	Fiscal 2014
$2.30	280,904	Fiscal 2010
$2.50	37,260	Fiscal 2011

Total	357,144

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report filed on Form 10-K for the year ended March 31, 2009 and in our Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2009. We urge you not to place undue reliance on these forward-looking statements, which speak only as the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
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
We have sold and installed more than 1,667,000 of our HIF lighting systems in over 5,300 facilities from December 1, 2001 through December 31, 2009. We have sold our products to 123 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2009 included Coca-Cola Enterprises Inc., Anheuser-Busch Companies, Inc., Kraft Foods Inc., Ben E. Keith Co., SYSCO Corp., Americold Logistics, LLC and U.S. Foodservice. Our top direct customers by revenue for the nine months ended December 31, 2009 included Coca-Cola Enterprises Inc., U.S. Foodservice, SYSCO Corp., Ball Corporation, MillerCoors and Pepsico, Inc. and its affiliates.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2009, “fiscal 2009”. We call our current fiscal year, which will end on March 31, 2010, “fiscal 2010.” Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Because of the current recessed state of the global economy, especially as it has affected capital equipment manufacturers, our first nine months of fiscal 2010 continued to be impacted by lengthened customer sales cycles and sluggish customer capital spending. To address these conditions, we implemented $3.2 million of annualized cost reductions, which are beginning to be realized over fiscal 2010. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending. We believe these cost reduction efforts will better position us for profitability in the second half of fiscal 2010, dependent upon the economic environment, customer capital spending and other factors.
In August 2009, we created Orion Technology Ventures (“OTV”), a new operating division which is exploring whether we should offer our customers additional alternative renewable energy systems, such as those using wind and solar technologies. This division is conducting research on various renewable energy technologies that we may be able to add to our menu of products, applications and services offered, making recommendations to our senior management regarding the technologies’ viability and developing commercialization tactics. If determined commercially viable, we will ultimately add these technologies into our menu of products, applications and services offered through our distribution channels. In the second quarter of fiscal 2010, we began researching three test solar photovoltaic (“PV”) electricity generating projects. These projects are helping us answer technological, installation and commercial feasability questions before determining how this technology may fit into our overall business plan. In the third quarter of fiscal 2010, we completed our test analysis on two of the three initial PV projects that were initiated through OTV and executed our first cash sale and our first purchase power agreement (“PPA”) as a result of the successful testing of these systems. A PPA contract is a supply side agreement for the generation of electricity and subsequent sale to the end user. We expect the installation and customer acceptance of these systems to be completed during our fiscal 2010 fourth quarter or our fiscal 2011 first quarter. In the near term, we do not anticipate revenue contributions from these projects to be significant.
Revenue and Expense Components
     Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. For the first nine months of fiscal 2010, we maintained our efforts in selling through our contractor and value-added reseller channels with marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 43% of our total revenue in the first nine months of fiscal 2010 compared to 40% of total revenue contributed in fiscal 2009.
In October 2008, we introduced to the market a financing program called the Orion Virtual Power Plant (“OVPP”) for our customer’s purchase of our energy management systems without an up-front capital outlay. The OVPP is structured as an operating lease in which we receive monthly rental payments over the life of the contract, typically 12 months, with an annual renewable agreement with a maximum term between two and five years. This program creates a revenue stream, but may lessen near-term revenues as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. However, we do retain the option to sell the payment stream to a third party finance company, as we have done under the terms of our former financing program, in which case the revenue would be recognized at the net present value of the total future payments from the finance company upon completion of the project. The OVPP program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. For the first nine months of fiscal 2010, we recognized $0.5 million of revenue from completed OVPP contracts. As of December 31, 2009, we had signed 82 customers to OVPP contracts representing future gross revenue streams of $7.9 million. In the future, we expect an increase in the volume of OVPP contracts as our customers take advantage of our value proposition without incurring an up-front capital cost.
Other than OVPP sales, we recognize revenue on product only sales at the time of shipment. For projects consisting of multiple elements of revenue, such as a combination of product sales and services, we separate the project into separate units of accounting based on their relative fair values for revenue recognition purposes. Additionally, the deferral of revenue on a delivered element may be required if such revenue is contingent upon the delivery of the remaining undelivered elements. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their fair value, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 29% and 36% of our total revenue for the first nine months of fiscal 2010 and fiscal 2009, respectively. No single customer accounted for more than 10% of our total revenue for either our first nine months of fiscal 2010 or fiscal 2009. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
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
Bookings. We define bookings as the total contractual value of all firm purchase orders received for our products and services and the gross revenue streams for all OVPP contracts upon the execution of the contract. We define bookings for PPA agreements as the discounted value of revenues from energy generation over the life of the agreement along with the discounted value of revenues for renewable energy credits (“REC”) for as long as the REC programs are currently defined to be in existence with the governing body. For the three months ended December 31, 2008 and 2009, our bookings were $23.3 million and $21.4 million, which included $0.8 million and $3.4 million of future gross revenue streams associated with OVPP and PPA contracts, respectively. For the first nine months of fiscal 2009 and fiscal 2010, our bookings were $57.1 million and $57.2 million, which for the first nine months of fiscal 2009 and fiscal 2010 included $0.8 million and $8.1 million of future gross revenue streams associated with OVPP and PPA contracts.
Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OVPP and PPA contracts or national account contracts that have been negotiated, but for which we have not yet received a purchase order for the specific location. As of December 31, 2009, we had a backlog of firm purchase orders of approximately $5.1 million compared to a backlog of firm purchase orders of approximately $3.2 million as of December 31, 2008. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OVPP contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 28% of our total cost of revenue for the first nine months of fiscal 2010 and were 21% of total cost of revenue for the first nine months of fiscal 2009. Our cost of revenue from OVPP projects is recorded as an asset on our balance sheet with the related costs amortized monthly over the life of the contract. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During the first nine months of fiscal 2010, we reduced headcounts and improved production product flow through reengineering of our assembly stations.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our mix of large retrofit and multi-facility roll-out projects with national accounts; (ii) the level of our wholesale sales (which generally have historically resulted in lower relative gross margins, but higher relative net margins, than our sales to direct customers); (iii) our realization rate on our billable services; (iv) our project pricing; (v) our level of warranty claims; (vi) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (vii) our level of efficiencies in our manufacturing operations; and (viii) our level of efficiencies from our subcontracted installation service providers.
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
In fiscal 2009, we incurred increased general and administrative expenses in connection with our becoming a public company, including increased accounting, audit, investor relations, legal and support services and Sarbanes-Oxley compliance fees and expenses. Our operating expenses continued to increase in the first nine months of fiscal 2010 as a result of the completion of our new technology center and the related building occupancy costs. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.
We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period. We recognized $1.1 million in the first nine months of fiscal 2010 and $1.2 million of stock-based compensation expense in the same period in fiscal 2009. As a result of prior option grants, we expect to recognize an additional $4.1 million of stock-based compensation over a weighted average period of approximately seven years, including $0.3 million in the fourth quarter of fiscal 2010. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Dividend and Interest Income. Our dividend income consists of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provided for annual dividend payments to us of $0.1 million. The preferred shares were sold back to the issuer in June 2008 and all dividends accrued were paid upon sale. We also report interest income earned on our cash and cash equivalents and short term investments. For the first nine months of fiscal 2010, our interest income declined as a result of the decrease in our cash and cash equivalents and declining market rates.
Income Taxes. As of December 31, 2009, we had net operating loss carryforwards of approximately $11.4 million for federal tax purposes and $7.3 million for state tax purposes. Included in these loss carryforwards were $5.5 million for federal and $3.2 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal and state credit carryforwards that each totaled approximately $0.5 million as of March 31, 2009. These federal and state net operating losses and credit carryforwards will begin to expire in varying amounts between 2020 and 2029. Anytime a company is reporting a net deferred tax asset, management needs to consider the likelihood of the assets being realized. If, after management weighs the effects of both positive and negative evidence, it is determined that there is less than a 50% chance that the deferred tax asset will be realized, the company is required to establish a valuation allowance. As of December 31, 2009, a valuation allowance of $0.2 million was established due to the potential of a portion of our state net operating loss carryforwards and state tax credit carryforwards not being realizable.

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended December 31,					Nine Months Ended December 31,
	2008		2009			2008		2009
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$20,671	92.4%	$17,205	89.2%	(16.8)%	$50,840	88.8%	$41,645	89.5%	(18.1)%
Service revenue	1,704	7.6%	2,090	10.8%	22.7%	6,401	11.2%	4,897	10.5%	(23.5)%

Total revenue	22,375	100.0%	19,295	100.0%	(13.8)%	57,241	100.0%	46,542	100.0%	(18.7)%
Cost of product revenue	13,644	61.0%	10,633	55.1%	(22.1)%	33,724	58.9%	27,727	59.6%	(17.8)%
Cost of service revenue	1,311	5.9%	1,568	8.1%	19.6%	4,565	8.0%	3,455	7.4%	(24.3)%

Total cost of revenue	14,955	66.8%	12,201	63.2%	(18.4)%	38,289	66.9%	31,182	67.0%	(18.6)%

Gross profit	7,420	33.2%	7,094	36.8%	(4.4)%	18,952	33.1%	15,360	33.0%	(19.0)%
General and administrative expenses	2,438	10.9%	3,051	15.8%	25.1%	7,946	13.9%	9,357	20.1%	17.8%
Sales and marketing expenses	2,741	12.3%	3,063	15.9%	11.7%	8,164	14.3%	9,176	19.7%	12.4%
Research and development expenses	347	1.6%	404	2.1%	16.4%	1,138	2.0%	1,315	2.8%	15.6%

Income (loss) from operations	1,894	8.4%	576	3.0%	(69.6)%	1,704	2.9%	(4,488)	(9.6)%	NM
Interest expense	33	0.1%	67	0.4%	103.0%	141	0.2%	197	0.4%	39.7%
Dividend and interest income	325	1.5%	49	0.3%	(84.9)%	1,492	2.6%	248	0.5%	(83.4)%

Income (loss) before income tax	2,186	9.8%	558	2.9%	(74.5)%	3,055	5.3%	(4,437)	(9.5)%	(245.2)%
Income tax expense (benefit)	1,032	4.6%	(249)	(1.3)%	124.1%	1,414	2.5%	(1,072)	(2.3)%	(175.8)%

Net income (loss)	$1,154	5.2%	$807	4.2%	(30.1)%	$1,641	2.8%	$(3,365)	(7.2)%	(305.1)%

NM = Not Meaningful
Revenue. Product revenue decreased from $20.7 million for the fiscal 2009 third quarter to $17.2 million for the fiscal 2010 third quarter, a decrease of $3.5 million, or 17%. Product revenue decreased from $50.8 million for the nine months of fiscal 2009 to $41.6 million for the first nine months of fiscal 2010, a decrease of $9.2 million, or 18%. The decrease in product revenue was a result of decreased sales of our HIF lighting systems and an increase in the number of projects sold under our OVPP financing terms, which reduces revenue in the near term but provides recurring revenues into future fiscal periods. Service revenue increased from $1.7 million for the fiscal 2009 third quarter to $2.1 million for the fiscal 2010 third quarter, an increase of $0.4 million, or 23%. The increase in service revenue for the quarter was due to the timing of project completions within the quarter. Service revenue decreased from $6.4 million for the first nine months of fiscal 2009 to $4.9 million for the first nine months of fiscal 2010, a decrease of $1.5 million, or 23%. The decrease in service revenue was a result of the decreased sales of our HIF lighting systems. Our nine months fiscal 2010 revenue continued to be impacted by a lengthening sales cycle in the marketplace. We attribute this circumstance to general conservatism in the marketplace concerning capital spending and purchase decisions due to continuing adverse economic and credit market conditions. In our fiscal 2010 third quarter, we realized a slight improvement in our order volumes in relation to our fiscal 2010 second quarter.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $13.6 million for the fiscal 2009 third quarter to $10.6 million for the fiscal 2010 third quarter, a decrease of $3.0 million, or 22%. Our cost of product revenue decreased from $33.7 million for the first nine months of fiscal 2009 to $27.7 million for the first nine months of fiscal 2010, a decrease of $6.0 million, or 18%. Our cost of service revenue increased from $1.3 million for the fiscal 2009 third quarter to $1.6 million for the fiscal 2010 third quarter, an increase of $0.3 million, or 23%. Our cost of service revenue decreased from $4.6 million for the first nine months of fiscal 2009 to $3.5 million for the first nine months of fiscal 2010, a decrease of $1.1 million, or 24%. Total gross margin increased from 33.2% for the fiscal 2009 third quarter to 36.8% for the fiscal 2010 third quarter and decreased from 33.1% for the first nine months of fiscal 2009 to 33.0% for the first nine months of fiscal 2010. During the fiscal 2010 third quarter, we maintained improvements in our product gross margins, in spite of the volume decline, resulting from our efforts to reengineer our assembly processes, including the implementation of cell manufacturing stations, a reduction in headcount and a reduction in work hours, and reductions in discretionary spending and premium costs, like overtime. The decrease in gross margin for the first nine months of fiscal 2010 was attributable to unabsorbed manufacturing capacity costs related to the decline in product revenues.
Operating Expenses
General and Administrative. Our general and administrative expenses increased from $2.4 million for the fiscal 2009 third quarter to $3.1 million for the fiscal 2010 third quarter, an increase of $0.7 million, or 29%. The increase was a result of: (i) $0.2 million in cost benefit related to bonus accrual reversals that occurred in the fiscal 2009 third quarter that did not reoccur in our fiscal 2010 third quarter; (ii) $0.1 million for legal expenses for business and class action litigation; and (iii) $0.3 million for occupancy costs related to the completion of our new technology center.
General and administrative expenses increased from $7.9 million for the first nine months of fiscal 2009 to $9.4 million for the first nine months of fiscal 2010, an increase of $1.5 million, or 19%. The increase was a result of: (i) $0.3 million in costs related to the write down of a long-term note receivable and bad debt charges on aged accounts receivables; (ii) $0.4 million in severance compensation costs and headcount additions; (iii) $0.4 million as a result of a one-time gain on asset disposal in the first nine months of fiscal 2009 that did not recur in the first nine months of fiscal 2010; and (iv) $0.9 million increase for occupancy costs related to the completion of our new technology center, including approximately $0.1 million for one-time start-up charges. These cost increases were partially offset by $0.5 million in decreased compensation costs resulting from headcount reductions and other discretionary spending reductions.
Sales and Marketing. Our sales and marketing expenses increased from $2.7 million for the fiscal 2009 third quarter to $3.1 million for the fiscal 2010 third quarter, an increase of $0.4 million, or 15%. The increase was a result of: (i) $0.1 million in cost benefit related to bonus accrual reversals that occurred in the fiscal 2009 third quarter that did not reoccur in our fiscal 2010 third quarter; (ii) $0.1 million in additional stock compensation costs; and (iii) $0.2 million for commission and compensation cost increases related to headcount additions.
Sales and marketing expenses increased from $8.1 million for the first nine months of fiscal 2009 to $9.2 million for the first nine months of fiscal 2010, an increase of $1.1 million, or 14%. The increase was a result of compensation and benefit costs for additional sales and marketing personnel. We increased our sales and marketing headcount to further develop opportunities for our exterior lighting products within the utility and governmental markets, expanded sales and sales support personnel dedicated to our in-market sales programs and added technical expertise for our wireless controls product lines. Total sales and marketing headcount as of December 31, 2009 was 78 compared to 62 at December 31, 2008.
Research and Development. Our research and development expenses increased from $0.3 million for the fiscal 2009 third quarter to $0.4 million for the fiscal 2010 third quarter, an increase of $0.1 million, or 33%. Research and development expenses increased from $1.1 million for the first nine months of fiscal 2009 to $1.3 million for the first nine months of fiscal 2010, an increase of $0.2 million, or 18%. Expenses incurred for the first nine months of fiscal 2010 related to compensation costs for the development and support of new products, depreciation expenses for lab and research equipment and testing costs related to our new wireless controls and exterior lighting product initiatives.
Interest Expense. Our interest expense increased from $33,000 for the fiscal 2009 third quarter to $67,000 for the fiscal 2010 third quarter, an increase of $34,000, or 103%. Our interest expense increased from $141,000 for the first nine months of fiscal 2009 to $197,000 for the first nine months of fiscal 2010, an increase of $56,000, or 40%. The increase in interest expense was due to the elimination of capitalized interest resulting from the completion of our corporate technology center. For the first nine months of fiscal 2009 and fiscal 2010, we capitalized $186,000 and $21,000 of interest for construction in progress, respectively.
Dividend and Interest Income. Our dividend and interest income decreased from both the three- and nine—month fiscal 2009 periods to the three- nine-month fiscal 2010 periods as a result of declining market interest rates and the reduction in our cash balances year over year due to cash used for our common share repurchase.
Income Taxes. Our income tax expense decreased from both the three- and nine-month fiscal 2009 periods compared to the three- and nine—month fiscal 2010 periods due to the reduction in our taxable income. Our effective income tax rate for the first nine months of fiscal 2009 was 46.3%, compared to a benefit rate of 24.2% for the first nine monthsof fiscal 2010. The change in our effective tax rate was due to a reduction of benefits for non-deductible stock compensation expense from prior incentive stock option grants, a mix change in state rates and an increase in federal tax credits available.
Liquidity and Capital Resources
Overview
On December 24, 2007, we completed our initial public offering, or IPO. Net proceeds to us from our IPO were approximately $82.8 million (net of underwriting discounts and commissions but before the deduction of offering expenses). We invested the net proceeds from our IPO in money market funds and short-term government agency bonds.
We had approximately $31.9 million in cash and cash equivalents and $1.0 million in short-term investments as of December 31, 2009, compared to $36.2 million and $6.5 million at March 31, 2009. Our cash equivalents are invested in money market accounts and bank certificates of deposit with maturities of less than 90 days and an average yield of 0.5%. Our short-term investment account consists of a single bank certificate of deposit with an expiration date of June 2010 and a yield of 1.0%.

We believe that our existing cash and cash equivalents will be sufficient to meet our currently anticipated cash needs for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2008 and 2009 (in thousands):

	Nine Months Ended
	December 31,
	2008	2009
Operating activities	$(468)	$(175)
Investing activities	(33,491)	(4,254)
Financing activities	(20,178)	202

Decrease in cash and cash equivalents	$(54,137)	$(4,227)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the first nine months of fiscal 2010, was $0.2 million and consisted of net cash of $1.0 million provided from working capital purposes, offset by net loss adjusted non-cash expense items of $1.2 million. Cash used for working capital purposes consisted of an increase of $1.9 million in trade receivables and a $4.3 million increase in inventories resulting from purchases of ballast and wireless component inventories. We increased our level of inventory for these components due to longer lead times and supply availability concerns for inventory components shipping out of Asia. These amounts were offset by an increase of $5.2 million in accounts payable for inventory purchases with payment terms, a $1.4 million decrease in prepaids resulting from refunds of deposits held under construction projects and for operating leases and the amortization of expenses and a $0.6 million increase in accrued expenses resulting from increased accrued severance costs, accrued legal expenses and deposit payments for OVPP contracts.
Cash used in operating activities for the first nine months of fiscal 2009 was $0.5 million and consisted of net cash of $4.7 million used for working capital purposes, partially offset by net income adjusted for non-cash expense items of $4.2 million. Cash used for working capital consisted of an increase of $1.8 million in inventory to provide safety stock inventories on key components, a $1.5 million increase in trade receivables attributed to national account customers holding cash at calendar year-end, a $0.7 million increase in prepaids due to advanced payments for income taxes and services, a $0.4 million increase in deferred costs due to incomplete projects where revenue has not yet been recognized, a $0.1 million increase for interest receivable on short-term investments, and a $1.6 million decrease in accrued expenses due to $0.8 million for payments to contractors for project services performed and a $0.8 million decrease in compensation accruals for payments made and bonus accruals no longer required. This amount was offset by a $1.4 million increase in accounts payable due to inventory purchases within the quarter that were still within payment terms.
Cash Flows Related to Investing Activities. For the first nine months of fiscal 2010, cash used in investing activities was $4.3 million. This included $4.3 million for capital expenditures related to the technology center, operating software systems, and processing equipment for capacity and cost improvement measures, $5.3 million for OVPP energy-efficient lighting systems and OTV solar PV equipment installed and operating at customer locations and $0.2 million for investment into patents, offset by cash provided from the maturation of short-term investments of $5.6 million.
Cash used in investing activities for the first nine months of fiscal 2009, was $33.5 million. This included $22.3 million for short-term investments with maturity dates ranging from 91 to 360 days, $10.6 million for capital expenditures related to our technology center, operating software systems and processing equipment for capacity and cost improvement measures, $1.0 million for the purchase of intellectual property rights from an executive, offset by net proceeds from the sale of an investment of $0.5 million.
Cash Flows Related to Financing Activities. For the first nine months of fiscal 2010, cash flows provided by financing activities was $0.2 million. This included proceeds of $0.9 million received from stock option and warrant exercises, $0.2 million for proceeds from long-term debt and $0.1 million for excess tax benefits from stock based compensation, offset by cash flows used in financing activities, which included $0.4 million for common share repurchases and $0.6 million used for the repayment of long-term debt.
Cash used in financing activities for the first nine months of fiscal 2009, was $20.2 million. This included $22.4 million used for common share repurchases and $0.6 million for repayment of long-term debt. Cash flows provided by financing activities included proceeds of $1.4 million received from stock option and warrant exercises and $1.5 million in deferred tax benefits from non-qualified stock option exercises.
Working Capital
Our net working capital as of December 31, 2009 was $56.9 million, consisting of $73.4 million in current assets and $16.5 million in current liabilities. Our net working capital as of March 31, 2009 was $67.5 million, consisting of $78.4 million in current assets and $10.9 million in current liabilities. Our inventories have increased from our prior fiscal year-end by $4.3 million due to an increase in the level of our wireless control inventories based upon our Phase 2 initiatives and an increase in ballast component inventories. The vast majorities of our wireless components are assembled overseas, require longer delivery lead times and suppliers require deposit payments at time of purchase order. We increased our inventory level of ballasts due to concerns over supply availability resulting from extended lead times for products shipping out of Asia. We generally attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
On March 18, 2008, we entered into a credit agreement to replace a previous agreement between us and Wells Fargo Bank, N.A. The credit agreement provides for a revolving credit facility that matures on August 31, 2010. The initial maximum aggregate amount of availability under the line of credit is $25.0 million. In December 2008, we briefly drew $4.0 million on the line of credit due to the timing of treasury repurchases and funds available in our operating account. In May 2009, we completed an amendment to the credit agreement, effective as of March 31, 2009, which formalized Wells Fargo’s prior consent to our treasury repurchase program, increased the capital expenditures covenant for fiscal 2009 and revised certain financial covenants by adding a minimum requirement for unencumbered liquid assets, increasing the quarterly rolling net income requirement and modifying the merger and acquisition covenant exemption. In December 2009, we completed a second amendment to the credit agreement which formalized Wells Fargo’s prior consent to our prior failure to meet our net earnings and fixed charge coverage ratio covenants, limited borrowings to a percentage of eligible money market funds held in a Wells Fargo account, revised certain financial covenants by removing the minimum requirement for unencumbered assets and removing the fixed charge coverage ratio, decreased the quarterly rolling net income requirement, removed the first lien security interest in all of our accounts receivable, general intangibles and inventory, and removed the second lien priority in all of our equipment and fixtures and reduced the fee rate of the unused amounts on the line of credit. As of December 31, 2009, there was no outstanding balance due on the line of credit.
We must pay a fee of 0.15% on the average daily unused amount of the line of credit and fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof.
The credit agreement provides that we have the option to select the interest rate applicable to all or a portion of any then outstanding principal balance of the line of credit either (i) at a fluctuating rate per annum 1.00% below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be 1.25% above LIBOR. The credit agreement contains certain financial covenants including minimum net income requirements and that we maintain a net worth ratio at prescribed levels. The credit agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge assets.
Capital Spending
We expect to incur approximately $0.6 million in capital expenditures during the remainder of fiscal 2010 to complete our ERP implementation and tooling and manufacturing improvements. We spent approximately $4.3 million of capital expenditures in the first nine months of fiscal 2010 on the completion of our corporate technology center, implementation of an ERP system, software development for our wireless controls technology and other tooling and equipment for new products and cost improvements in our manufacturing facility. Our capital spending plans predominantly consist of the completion of projects that have been in place for several months and for which we have already invested significant capital. We consider the completion of our ERP systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance the information technology and manufacturing improvements primarily through secured equipment loans and leases, long-term debt financing, using cash on hand or by using our available capacity under our revolving credit facility.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of December 31, 2009 (dollars in thousands):

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Bank debt obligations	$4,022	$650	$1,245	$943	$1,184
Cash interest payments on debt	1,014	200	301	176	337
Operating lease obligations	3,040	925	1,702	261	152
Purchase order and cap-ex commitments (1)	11,716	11,422	294	—	—

Total	$19,792	$13,197	$3,542	$1,380	$1,673

(1)	Reflects non-cancellable purchase order commitments in the amount of $11.1 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $0.6 million for improvements to our information technology systems and manufacturing equipment and tooling.
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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter ended December 31, 2009 pursuant to the requirements of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2009.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Part II — Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. During the three months ended December 31, 2009, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Part II — Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Use of Proceeds

Our IPO was declared effective by the SEC on December 18, 2007. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $78.6 million. Through December 31, 2009, approximately $16.0 million of the proceeds from our IPO have been used to fund operations of our business and for general corporate purposes and approximately $29.7 million was used for the repurchase of common shares. There were no share repurchases of our common stock during the three months ended December 31, 2009. The remainder of the net proceeds from the IPO are invested in bank certificates of deposit and money market accounts. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 18, 2007 pursuant to Rule 424(b).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2009 annual meeting of shareholders was held on October 28, 2009. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the annual meeting and the results of voting on each such matter.
(I)	The name of each director elected at the Annual Meeting and the name of each other director whose term of office as a director continued after the Annual Meeting is as follows:

Class I Directors	Class II Directors	Class III Directors
Thomas A. Quadracci	Roland G. Stephenson	Neal R. Verfuerth
Michael J. Potts	Mark C. Williamson	James R. Kackley
Michael W. Altschaefl
(II)	The election of three Class II directors named below to serve until the 2012 Annual Meeting of Shareholders. There was no solicitation in opposition to the nominees listed in the proxy statement, and the nominees were elected.

	Votes
Nominee	For	Withheld
Roland G. Stephenson	14,547,440	2,437,079
Mark C. Williamson	15,589,537	1,394,982
Michael W. Altschaefl	15,876,491	1,108,028
(III)	The approval of the ratification of Grant Thornton LLP to serve as our independent registered public accounting firm for our fiscal year 2010.

	Votes
Firm	For	Against	Abstain
Grant Thornton LLP	16,617,317	173,427	193,775

ITEM 5.	OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through December 31, 2009, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through December 31, 2009
(in thousands, unaudited)
HIF lighting systems sold(1)	1,667
Total units sold (including HIF lighting systems)	2,156
Customer kilowatt demand reduction(2)	504

Cumulative From
December 1, 2001
Through December 31, 2009
(in thousands, unaudited)
Customer kilowatt hours saved(2)(3)	10,158,182
Customer electricity costs saved(4)	$782,180
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	6,752
Square footage retrofitted(6)	850,644

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.0 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the reduction of 0.241 kilowatts of electricity consumption per six-lamp equivalent unit we install and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2008, which is the most current full year for which this information is available, was $0.098 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table. The calculation of indirect carbon dioxide emissions reductions reflects the most recent Environmental Protection Agency eGrid data.

(6)	Based on 2.16 million total units sold, which contain a total of approximately 10.8 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

ITEM 6.	EXHIBITS
     (a) Exhibits

10.1	Second Amendment, dated December 18, 2009, to the Credit Agreement, dated as of March 18, 2008, among Orion Energy Systems, Inc., Great Lakes Energy Technologies, LLC, and Wells Fargo Bank, National Association (incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K dated December 18, 2009 of Orion Energy Systems, Inc.).

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2010.

ORION ENERGY SYSTEMS, INC. Registrant
By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended December 31, 2009

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