Form 10-K
period 2010-03-31
ORION ENERGY SYSTEMS, INC.
filed 2010-06-14
CIK 1409375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to _____
Commission File Number: 001-33887
Orion Energy Systems, Inc.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1847269
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2210 Woodland Drive, Manitowoc, WI	54220
(Address of principal executive offices)	(Zip Code)
(920) 892-9340
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, no par value	NYSE AMEX LLC
Common stock purchase rights	NYSE AMEX LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $67,988,818.
At June 9, 2010, there were 22,591,811 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended March 31, 2010.

FORWARD-LOOKING STATEMENTS
This Form 10-K includes forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	further deterioration of market conditions, including customer capital expenditure budgets;
•	our ability to compete in a highly competitive market and our ability to respond successfully to market competition;
•	increasing duration of customer sales cycles;
•	the market acceptance of our products and services, including our Orion Throughput Agreements, or OTAs, and/or Orion Virtual Power Plant Agreements, or OVPPs;
•	our sales mix as between the relative level of our cash sales and our finance transactions through OTAs and OVPPs;
•	our ability to internally and/or externally finance a potentially greater volume of OTAs and OVPPs;
•	price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products;
•	loss of one or more key customers or suppliers, including key contacts at such customers;
•	a reduction in the price of electricity;
•	the cost to comply with, and the effects of, any current and future government regulations, laws and policies;
•	increased competition from government subsidies and utility incentive programs;
•	dependence on customers’ capital budgets for sales of products and services;
•	our development of, and participation in, new product and technology offerings or applications;
•	legal proceedings; and
•	potential warranty claims.
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
FOR THE YEAR ENDED MARCH 31, 2010

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
Overview
We design, manufacture, market and implement energy management systems consisting primarily of high-performance, energy efficient lighting systems, controls and related services. Our energy management systems deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. The core of our energy management system is our high intensity fluorescent, or HIF, lighting system that we estimate cuts our customers’ lighting-related electricity costs by approximately 50%, while increasing their quantity of light by approximately 50% and improving lighting quality when replacing traditional high intensity discharge, or HID, fixtures. Our customers typically realize a two-to three -year payback period from electricity cost savings generated by our HIF lighting systems without considering utility incentives or government subsidies. We have sold and installed our HIF fixtures in over 5,600 facilities across North America, representing over 886 million square feet of commercial and industrial building space, including for 120 Fortune 500 companies, such as Anheuser-Busch Companies, Inc., Coca-Cola Enterprises Inc., General Electric Co., Kraft Foods Inc., Newell Rubbermaid Inc., OfficeMax, Inc., PepsiAmericas, Inc., and SYSCO Corp.
Our core energy management system is comprised of: our HIF lighting system; our InteLite wireless lighting controls; our Apollo Solar Light Pipe, which collects and focuses renewable daylight and consumes no electricity; and integrated energy management services. We believe that the implementation of our complete energy management system enables our customers to further reduce electricity costs, while permanently reducing base and peak load demand from the electrical grid. From December 1, 2001 through March 31, 2010, we installed over 1,739,000 HIF lighting systems for our commercial and industrial customers. We are focused on leveraging this installed base to expand our customer relationships from single-site implementations of our HIF lighting systems to enterprise-wide roll-outs of our complete energy management system. We are also attempting to expand our product and service offerings by providing our customers with exterior lighting products and renewable energy solutions. We generally have focused on selling retrofit projects whereby we replace inefficient HID, fluorescent or incandescent systems. In fiscal 2010, we generated approximately 58% of our revenue through direct sales relationships with end users, compared to 60% in fiscal 2009 and 75% in fiscal 2008. We also continue to develop resellers and partner relationships that utilize our systematized sales process to increase overall market coverage and awareness in regional and local markets along with electrical contractors that provide installation services for these projects. Reflecting our increased emphasis on expanding this sales channel, approximately 42% of our revenues in fiscal 2010 were generated from such indirect sales, compared to 40% in fiscal 2009 and 25% in fiscal 2008.
We estimate that the use of our HIF fixtures has resulted in cumulative electricity cost savings for our customers of approximately $857 million and has reduced base and peak load electricity demand by approximately 527 megawatts, or MW, through March 31, 2010. We estimate that this reduced electricity consumption has reduced associated indirect carbon dioxide emissions by approximately 7.4 million tons over the same period.
For a description of the assumptions behind our calculations of customer kilowatt demand reduction, customer kilowatt hours and electricity costs saved and reductions in indirect carbon dioxide emissions associated with our products used throughout this document, see the following table and notes.

Cumulative From December 1, 2001
Through March 31, 2010
(in thousands, unaudited)

HIF lighting systems sold (1)	1,739
Total units sold (including HIF lighting systems)	2,252
Customer kilowatt demand reduction (2)	528
Customer kilowatt hours saved (2)(3)	11,128,923
Customer electricity costs saved (4)	$856,927
Indirect carbon dioxide emission reductions from customers’ energy savings (tons) (5)	7,397
Square footage retrofitted (6)	886,455

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)
A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.25 million units).

(3)
We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)
We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2009, which is the most current full year for which this information is available, was $0.0989 per kilowatt hour according to the United States Energy Information Administration.

(5)
We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency, or EPA), by (ii) the number of customer kilowatt hours saved as indicated in the table.

(6)
Based on 2.2 million total units sold, which contain a total of approximately 11.0 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

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
Today’s Electricity Market
Growing Demand for Electricity. Demand for electricity in the United States has grown steadily in recent years and is expected to grow significantly for the foreseeable future. According to the Energy Information Administration, or EIA, $363.7 billion was spent on electricity in 2009 in the United States, up from $219 billion in 1999, an increase of 66%. Additionally, the EIA identified that consumption was 3,576 billion kWh in 2009 and predicts it will increase by 40% to 5,021 billion kWh in 2035. According to the North American Electric Reliability Corporation, or NAERC, demand for electricity is expected to increase over the next 10 years by approximately 19% in the United States, but generation capacity is expected to increase by only approximately 12% in the United States during that same period. As a result of this rapidly growing demand, the National Electric Reliability Council, or NERC, expects capacity margins to drop below minimum target levels in Texas, New England, the Mid-Atlantic, the Midwest and the Rocky Mountain area within the next two to three years. According to the International Energy Agency, or IEA, North America is expected to add 698,000 MW of additional capacity at a cost of $2.4 trillion between 2008 and 2030 to reliably meet expected annual growth in demand. Worldwide, the IEA, expects 4,799,000 MW of additional capacity to be required over the same period at a total cost of $13.7 trillion. We believe that meeting this increasing domestic electricity demand will require either an increase in energy supply through capacity expansion, broader adoption of demand management programs, or a combination of these solutions.

Challenges to Capacity Expansion. Based on the forecasted growth in electricity demand, the EIA estimates that the United States will require 250 gigawatts, or GW, of new generating capacity by 2035 (the equivalent of 500 power plants rated at an average of 500 MW each). According to data provided by the IEA, we estimate that new generating capacity and associated T&D investment will cost at least $2.2 million per MW.
In addition to the high financial costs associated with adding power generation capacity, there are environmental concerns about the effects of emissions from additional power plants, especially coal-fired power plants. According to the IEA in its Annual Energy Outlook for 2010, “federal and state energy policies recently enacted will stimulate the increased use of renewable technologies and efficiency improvements, slowing the growth of energy-related carbon dioxide emissions through 2035”. According to the EPA, by 2035, total carbon dioxide emissions will be approximately 6,320 million metric tons, which is approximately 9% higher than 2008 levels. Of the projected 250 GW of new generating capacity required by 2035, coal-fired plants, which generate significant emissions of carbon dioxide and other pollutants, are projected to account for only 12% of added capacity between 2009 and 2035; however, coal fired generation will still power 44% of the country’s electricity generation in 2035, according to the EIA. We believe that concerns over emissions may make it increasingly difficult for utilities to add coal-fired generating capacity. Clean coal energy initiatives are characterized by an uncertain legislative and regulatory framework and would involve substantial infrastructure cost to readily commercialize.
Although the EIA expects clean-burning natural gas-fired plants to account for 46% of total required domestic capacity additions between 2009 and 2035, natural gas prices are directly tied to technological developments and opportunities to capture new sources of natural gas, which according to the EIA in its Annual Energy Outlook for 2010 is leading to “a great deal of uncertainty about the long term trend in natural gas prices”. Additionally, natural gas prices have approximately doubled in the last decade according to the EIA. Environmentally-friendly renewable energy alternatives, such as solar and wind, generally require subsidies and rebates to be cost competitive and do not provide continuous electricity generation. Despite these challenges, the EIA projects that 37% of new capacity additions between 2009 and 2035 will be renewable technologies, due in large part to regulatory initiatives mandating the use of renewable energy sources. We believe these challenges to expanding generating capacity will increase the need for energy efficiency initiatives to meet demand growth.
Underinvestment in Electricity Transmission and Distribution. According to the Department of Energy, or DOE, the majority of United States transmission lines, transformers and circuit breakers — the backbone of the United States T&D system — is more than 25 years old. The underinvestment in T&D infrastructure has led to well-documented power reliability issues, such as the August 2003 blackout that affected a number of states in the northeastern United States. To upgrade and maintain the United States T&D system, the Electric Power Research Institute, or EPRI, estimates that the United States will need to invest over $110 billion, or $5.5 billion per year, by 2025. This underinvestment is projected to become more pronounced as electricity demand grows. According to NERC, the growth in electricity demand is expected to outpace the growth in transmission capacity by a significant amount between now and 2015.
High Electricity Costs. Due to the recent recessionary impact within the U.S., electricity pricing has declined slightly from prior years due to declining demand charges and lower capacity costs for open market purchases of electricity in deregulated states. Prior to 2009, the price of one kWh of electricity (in nominal dollars, including the effects of inflation) had reached historic highs, according to the EIA’s Annual Review of Energy 2007. Based on the most recent EIA electricity rate and consumption data available (January 2010), we estimate that commercial and industrial electricity expenditures rose 25.2% and 32.7%, respectively, from 1995 to 2009, and fell by 4.7% and 4.4%, respectively, in comparing monthly expenditures in January 2009 and January 2010. We believe that the recent decline in electricity costs will not be sustained in an economic upturn or through the aging grid supply system and that electricity costs will return to the rates experienced prior to 2009 and will continue to increase. As a result, we believe that electricity costs will continue to be an increasingly significant operating expense for businesses, particularly those with large commercial and industrial facilities.

Our Market Opportunity
We believe that energy efficiency measures represent permanent, cost-effective and environmentally-friendly alternatives to expanding electricity capacity in order to meet demand growth. The American Council for an Energy Efficient Economy, or ACEEE, in a 2004 study estimated that the United States can reduce up to 25% of its estimated electricity usage from 2000 to 2020, the equivalent of approximately $70 billion per year in energy savings, by deploying all currently available cost-effective energy efficiency products and technologies across commercial, industrial and residential market sectors. As a result, we believe governments, utilities and businesses are increasingly focused on demand reduction through energy efficiency and demand management programs. For example:
•
Forty-eight states, through legislation, regulation or voluntarily, have seen their utilities design and fund programs that promote or deliver energy efficiency. In fact, as of March 31, 2010, only Alaska and West Virginia, along with the District of Columbia, do not have some form of utility or state energy efficiency programs for any of their commercial or industrial customers.

•
According to the ACEEE, 22 states have implemented, or are in the process of implementing, Energy Efficiency Resource Standards, or EERS, or have an energy efficiency component to their Renewable Portfolio Standard, or RPS, which generally requires utilities to allocate funds to energy efficiency programs to meet near-term energy savings targets set by state governments or regulatory authorities.

•
In recent years, there has also been an increasing focus on “decoupling,” a regulatory initiative designed to break the linkage between utility kWh sales and revenues, in order to remove the disincentives for utilities to promote load reducing initiatives. Decoupling aims to encourage utilities to actively promote energy efficiency by allowing utilities to generate revenues and returns on investment from employing energy management solutions. According to the Natural Resources Defense Council, or NRDC, as of August 20, 2009, 19 states had adopted or are considering adopting some form of decoupling for electric utilities.

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
We believe that given the costs of adding new capacity and the limited demand time period that is addressed by current demand response initiatives, there is a significant opportunity for more comprehensive energy efficiency solutions to permanently reduce electricity demand during both peak and off-peak periods. We believe such solutions are a compelling way for businesses, utilities and regulators to meet rising demand in a cost-effective and environmentally-friendly manner. We also believe that, in order to gain acceptance among end users, energy efficiency solutions must offer substantial energy savings and return on investment, without requiring compromises in energy usage patterns.
The Role of Lighting
Commercial and industrial facilities in the United States employ a variety of lighting technologies, including HID, traditional fluorescents, LED and incandescent lighting fixtures. Our HIF lighting systems typically replace HID fixtures, which operate inefficiently and, according to EPRI, only convert approximately 36% of the energy they consume into visible light. We believe that the U.S. market opportunity for HID retrofits is $9.6 billion. We base this estimate on the most recent EIA Commercial and Manufacturing Energy Consumption Survey published in September 2008, which states that a total of 81.9 billion commercial and industrial square feet are estimated to exist in the U.S. We estimate that 20.6 billion of these square feet are eligible for HID retrofits, based upon our analysis of the EIA’s market sector data giving consideration to a building’s principal activity or purpose and the related square feet. Based on our experience that each HID fixture covers 450 square feet, approximately 45.7 million HID fixtures would be required to cover the estimated 20.6 billion square feet eligible for HID retrofits, at an estimated average cost per fixture of approximately $210.
Our Solution
50/50 Value Proposition. We estimate our HIF lighting systems generally reduce lighting-related electricity costs by approximately 50% compared to HID fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality. From December 1, 2001 through March 31, 2010, we believe that the use of our HIF fixtures has saved our customers $857 million in electricity costs and reduced their energy consumption by 11.1 billion kWh.

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
Expanded Product/Service Offerings. We have expanded our product and service offerings by providing our customers with alternative renewable energy systems through our new operating division, Orion Engineered Systems, formerly known as Orion Technology Ventures. We have also recently introduced exterior lighting products for parking lot and roadway illumination and an LED product offering for freezer and cold storage applications.
Base and Peak Load Relief for Utilities. The implementation of our energy management systems can substantially reduce our customers’ electricity demand during peak and off-peak periods. Since we believe that commercial and industrial lighting represents approximately 14% of total energy usage in the United States, our systems can substantially reduce the need for additional base and peak load generation and distribution capacity, while reducing the impact of peak demand periods on the electrical grid. We estimate that the HIF fixtures we have installed from December 1, 2001 through March 31, 2010 have had the effect of reducing base and peak load demand by approximately 528 MW.
Environmental Benefits. By permanently reducing electricity consumption, our energy management systems reduce associated indirect carbon dioxide emissions that would otherwise have resulted from generation of this energy. We estimate that one of our HIF lighting systems, when replacing a standard HID fixture, displaces 0.241 kW of electricity, which, based on information provided by the EPA, reduces a customer’s indirect carbon dioxide emissions by approximately 1.2 tons per year. Based on these figures, we estimate that the use of our HIF fixtures has reduced indirect carbon dioxide emissions by approximately 7.4 million tons through March 31, 2010.
Our Competitive Strengths
Compelling Value Proposition. By permanently reducing lighting-related electricity usage, our systems enable our commercial and industrial customers to achieve significant cost savings, without compromising the quantity or quality of light in their facilities. As a result, our energy management systems offer our customers a rapid return on their investment, without relying on government subsidies or utility incentives. We believe our ability to deliver improved lighting quality while reducing electricity costs differentiates our value proposition from other demand management solutions which require end users to alter the time, manner or duration of their electricity use to achieve cost savings. We also offer our customers a single source solution whereby we manage and are responsible for the entire project, including installation and manufacturing across the entire North American real estate portfolio. Our ability to offer such a turn-key, national solution allows us to deliver energy reductions and cost savings to our customers in timely, orderly and planned multi-facility roll-outs.

Large and Growing Customer Base. We have developed a large and growing national customer base, and have installed our products in over 5,600 commercial and industrial facilities across North America. As of March 31, 2010, we have completed or are in the process of completing retrofits in over 1,300 facilities for our Fortune 500 customers. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers.
Systematized Sales Process. We have invested substantial resources in the development of our innovative sales process. We sell directly to our end user customers using a systematized multi-step sales process that focuses on our value proposition and provides our sales force with specific, identified tasks that govern their interactions with our customers from the point of lead generation through delivery of our products and services. Management of this process seeks to continually improve salesforce effectiveness while simultaneously improving salesforce efficiency. We also train select partners and resellers to follow our systemized sales process, thereby extending our sales reach while making their businesses more effective.
Innovative Technology. We have developed a portfolio of 26 United States patents primarily covering various elements of our HIF fixtures. We believe these innovations allow our HIF fixtures to produce more light output per unit of input energy compared to competitive HIF product offerings. We also have 23 patents pending that primarily cover various elements of our InteLite wireless controls and our Apollo Solar Light Pipe and certain business methods. To complement our innovative energy management products, we have introduced integrated energy management services to provide our customers with a turnkey solution either at a single facility or across North American facility footprints. We believe that our demonstrated ability to innovate provides us with significant competitive advantages. We believe that our HIF solutions offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID, traditional fluorescent and light emitting diode, or LED, light sources.
Expanded Product/Service Offerings. We have expanded our product and service offerings by providing our customers with alternative renewable energy systems through our Orion Engineered Systems division. This division continues to conduct research on various additional renewable energy technologies that we may be able to add to our menu of products, applications and services offered, making recommendations to our senior management regarding the technologies’ viability and developing commercialization tactics. If determined commercially viable, we will ultimately add these technologies into our menu of products, applications and services offered through our distribution channels. In fiscal 2010, we began researching three test solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the third quarter, and executed our first cash sale and our first purchase power agreement, or PPA, as a result of the successful testing of these systems. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We expect the installation and customer acceptance of the third test system to be completed during our fiscal 2011 first quarter. These projects are helping us answer technological, installation and commercial feasibility questions before determining how this technology may fit into our overall business plan. We have also recently introduced exterior lighting products for parking lot and roadway illumination and an LED product offering for freezer and cold storage applications.
Expanded Partner Network. In addition to selling directly to commercial and industrial customers, we sell our energy management products and services indirectly to end users through wholesale sales to electrical contractors and value-added resellers. In fiscal 2010, we increased our focus on selling through our contractor and value-added reseller channels with the development of a partner recruitment team that focuses on recruiting and developing partners in key markets with a higher saturation of commercial and industrial buildings. Additionally, we are developing an elite partner network and have developed standard operating procedures related to sales and operations. Our elite partners are required to have in-market technology demonstration centers to showcase our products and are trained to conduct their own energy workshops for their in-market customers. We now have relationships with more than 100 partners, some of whom are exclusive agents of our product lines. We intend to continue to build out our partner network in the future and expect an increasing percentage of our total revenue to be generated from our partners.
Strong, Experienced Leadership Team. We have a strong and experienced senior management team led by our chairman and chief executive officer, Neal R. Verfuerth, who was the principal founder of our company in 1996 and invented many of the products that form our energy management system. Our senior executive management team of seven individuals has a combined 53 years of experience with our company and a combined 84 years of experience in the lighting and energy management industries.

Innovative Financing Solutions. We have developed patent-pending financing programs called the Orion Throughput Agreement, or OTA, and Orion Virtual Power Plant, or OVPP. We use the terms OTA and OVPP interchangeably and there are no differences between the programs. Our OTAs and OVPPs are structured similarly to a supply contract under which we commit to deliver a set amount of energy savings to the customer at a fixed monthly rate. Our OTA and OVPP programs allow customers to deploy our energy management systems without having to make upfront investments or capital outlays. After the pre-determined amount of energy savings are delivered, our customers assume full ownership of the energy management system and benefit from the entire amount of energy savings over the remaining useful life of the technology. We believe the OTAs and OVPPs allow us to capture opportunities that otherwise may not have occurred due to capital constraints. Revenue is recognized on a monthly basis over the life of the contract, typically 12 months with renewable terms ranging from 12 to 48 months, upon successful installation of the system and customer acknowledgement that the product is operating as specified. All sales and administrative activities are expensed as incurred, often several months in advance of the contract completion and the recognition of the related revenues. Direct product costs are amortized on a monthly basis over the life of the asset. Additionally, we may choose to sell the payment streams to third party finance companies, in which case, the revenue would be recognized at the net present value of the total future payments from the finance company upon completion of the project.
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
Our Growth Strategies
Leverage Existing Customer Base. We are expanding our relationships with our existing customers by transitioning from single-site facility implementations to comprehensive enterprise-wide roll-outs of our HIF lighting systems. We are also intend to leveraging our large installed base of HIF lighting systems to implement all aspects of our energy management system, as well as our additional alternative/renewable energy solutions for our existing customers.
Target Additional Customers. We are expanding our base of commercial and industrial customers by executing our systematized sales process with our direct sales force and through our existing resellers and partners. In addition, we are continuing to execute on a sales and marketing program designed to develop new relationships with partners, resellers and their respective customers.
Develop New Sources of Revenue Through Expanded Product/Service Offerings. We recently introduced our InteLite wireless controls, Apollo Solar Light Pipe and outdoor lighting products to complement our core HIF lighting systems. We are continuing to develop new energy management products and services that can be utilized in connection with our current products, including intelligent HVAC integration controls, renewable energy solutions, exterior parking lot lighting products, comprehensive lighting management software and controls and additional consulting services. We are also exploring opportunities to monetize emissions offsets based on our customers’ electricity savings from implementation of our energy management systems.
Expanded Partner Network. In addition to selling directly to commercial and industrial customers, we sell our energy management products and services indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We intend to continue to build out our partner network in the future, including the addition of elite partners. Our elite partners represent Orion products exclusively, maintain product demonstration areas within their facilities, are offered our lowest pricing level and follow Orion standard operating procedures related to sales, project management and operational activities. Our partner expansion team will focus on aggressively recruiting and developing new partners in markets where we currently do not have representation and markets with high concentrations of commercial and industrial buildings.
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

Continue to Improve Operational Efficiencies. We are focused on continually improving the efficiency of our operations to increase the profitability of our business. In our manufacturing operations, we pursue opportunities to reduce our materials, component and manufacturing costs through product engineering, manufacturing process improvements, research and development on alternative materials and components, volume purchasing and investments in manufacturing equipment and automation. We also seek to reduce our installation costs by training our authorized installers to perform retrofits more efficiently and cost effectively. We have also undertaken initiatives to achieve operating expense efficiencies by more effectively executing our systematized multi-step sales process and focusing on geographically-concentrated sales efforts. We believe that realizing these efficiencies will enhance our profitability potential and allow us to continue to deliver our compelling value proposition.
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
Renewable Energy Projects. In fiscal 2010, we began researching three test solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the third quarter, and executed our first cash sale and our first PPA as a result of the successful testing of these systems. We expect the installation and customer acceptance of the third system to be completed during our fiscal 2011 first quarter. These projects are helping us answer technological, installation and commercial feasibility questions before determining how this technology may fit into our overall business plan. In the near term, we do not anticipate revenue contributions from these projects to be significant. Our Orion Engineered Systems division is conducting research on various renewable energy technologies, including those using wind technologies, that we may be able to add to our menu of products, applications and services offered.
Other Products. We also offer our customers a variety of other HIF fixtures to address their lighting and energy management needs, including fixtures designed for agribusinesses, parking lots, roadways, outdoor applications, LED freezer applications and private label resale.
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
Our Customers
We primarily target commercial and industrial end users who have warehousing and manufacturing facilities. As of March 31, 2010, we have installed our products in 5,612 commercial and industrial facilities across North America, including for 120 Fortune 500 companies. We have completed or are in the process of completing installations at over 1,300 facilities for these Fortune 500 customers. Our diversified customer base includes:

American Standard International Inc.	Ecolab, Inc.	Newell Rubbermaid Inc.	SYSCO Corp.
Anheuser-Busch Companies, Inc.	Gap, Inc.	OfficeMax, Inc.	Textron, Inc.
Avery Dennison Corporation	General Electric Co.	PepsiAmericas Inc.	Toyota Motor Corp.
Big Lots Inc.	Kraft Foods Inc.	Sealed Air Corp.	United Stationers Inc.
Coca-Cola Enterprises Inc.	Miller Coors LLC	Sherwin-Williams Co.	U.S. Foodservice

For fiscal 2010 and fiscal 2009, no single customer accounted for 10% or more of our total revenue. For fiscal 2008, Coca-Cola Enterprises Inc. accounted for approximately 17.3% of our total revenue.
Sales and Marketing
We sell our products directly to commercial and industrial customers using a systematized multi-step process that focuses on our value proposition and provides our sales force with specific, identified tasks that govern their interactions with our customers from the point of lead generation through delivery of our products and services. In fiscal 2010, we increased our sales and marketing headcount to further develop opportunities for our exterior lighting products within the utility and governmental markets, expanded sales and sales support personnel dedicated to our in-market sales programs and added technical expertise for our wireless controls product lines. Additionally, we upgraded our Customer Relationship Management, or CRM, system to improve the information and tracking of our customer project pipeline and expanded the CRM system to include our elite partners, providing visibility into their project pipelines as well.
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
We also sell our products on a wholesale basis to electrical contractors and value-added resellers. We often train our value-added resellers to implement our systematized sales process to more effectively resell our products to their customers. We attempt to leverage the customer relationships of these electrical contractors and value-added resellers to further extend the geographic scope of our selling efforts. In fiscal 2010, we increased our focus on selling through our contractor and value-added reseller channels through participation in national trade organizations, providing training on our sales methodologies, including the development and distribution of standard sales partner operating procedures and providing training to our partners to enable them to conduct their own energy workshops with their customer and prospect bases. We intend to focus on expanding our partner network, selectively adding new partners in geographic regions where we do not currently have a significant market presence.

We have historically focused our marketing efforts on traditional direct advertising, as well as developing brand awareness through customer education and active participation in trade shows and energy management seminars. In fiscal 2011, we expect to continue to selectively invest in advertising and marketing campaigns to increase the visibility of our brand name and raise awareness of our value proposition. In the past, these efforts have included participating in national, regional and local trade organizations, exhibiting at trade shows, executing targeted direct mail campaigns, advertising in select publications, public relations campaigns and other lead generation and brand building initiatives. We are also actively training contractors and partners on how to effectively represent our product offering and have designed an intensive classroom training program, Orion University, to complement the energy management workshops we conduct in the field.
Competition
The market for energy management products and services is fragmented. We face strong competition primarily from manufacturers and distributors of energy management products and services as well as electrical contractors. We compete primarily on the basis of technology, quality, customer relationships, energy efficiency, customer service and marketing support.
There are a number of lighting fixture manufacturers that sell HIF products that compete with our Compact Modular product line. Some of these manufacturers also sell HID products that compete with our HIF lighting systems, including Cooper Industries, Ltd., Hubbell Incorporated, Ruud Lighting, Inc. and Acuity Brands, Inc. These companies generally have large, diverse product lines. Many of these competitors are better capitalized than we are, have strong existing customer relationships, greater name recognition, and more extensive engineering and marketing capabilities. We also compete for sales of our HIF lighting systems with manufacturers and suppliers of older fluorescent technology in the retrofit market. Some of the manufacturers of HIF and HID products that compete with our HIF lighting systems sell their systems at a lower initial capital cost than the cost at which we sell our systems, although we believe based on our industry experience that these systems generally do not deliver the light quality and the cost savings that our HIF lighting systems deliver over the long-term.
LED technology is emerging and gaining acceptance for certain types of lighting applications; however, we believe the performance characteristics and relatively high cost do not make LEDs a cost-effective alternative to HIF for general illumination applications in the commercial and industrial markets. We are continuing to research this technology and have introduced LED based products designed to achieve desired light outputs in freezer applications where the optimal performance for LED lighting fixtures is achieved at 20 degrees below zero.
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
Intellectual Property
We have been issued 26 United States patents, and have applied for 23 additional United States patents. The patented and patent pending technologies include the following:
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
Our 26 United States patents have expiration dates ranging from 2015 to 2028, with more than half of these patents having expiration dates of 2022 or later.

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
We generally maintain a significant supply of raw material and purchased and manufactured component inventory. We manufacture products to order and are typically able to ship most orders within 14 days of our receipt of a purchase order. We contract with transportation companies to ship our products and we manage all aspects of distribution logistics. We generally ship our products directly to the end user.
Research and Development
Our research and development efforts are centered on developing new products and technologies, enhancing existing products, and improving operational and manufacturing efficiencies. The products, technologies and services we are developing are focused on increasing end user energy efficiency. We are also developing lighting products based on LED technology, intelligent HVAC integration controls, direct solar solutions and comprehensive lighting management software. Our research and development expenditures were $1.8 million, $1.9 million and $1.9 million for fiscal years 2008, 2009 and 2010.
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
Our Corporate and Other Available Information
We were incorporated as a Wisconsin corporation in April 1996 and our corporate headquarters are located at 2210 Woodland Drive, Manitowoc, Wisconsin 54220. Our Internet website address is www.oriones.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC.
Employees
As of March 31, 2010, we had 223 full-time and part-time employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We consider our relations with our employees to be good.

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
Adverse conditions in the global economy and disruption of financial markets have negatively impacted, and could continue to negatively impact, our customers, suppliers and business.
Financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations, inflation, reduced consumer spending and fluctuations in foreign currency exchange rates. While currently these conditions have not impaired our ability to finance our operations, coupled with recessionary type economic conditions, such conditions have adversely affected our customers’ capital budgets, purchasing decisions and facilities managers and, therefore, have adversely affected our results of operations. In addition, some of our installer base of contractors have stopped doing business due to the challenging economic condition, which may increase the cost and delay the timing of installation of our products and thereby negatively impact our business and results of operations. Our business and results of operations will continue to be adversely affected to the extent these adverse financial market and general economic conditions continue to adversely affect our customers’ purchasing decisions and the availability of installers.
Adverse market conditions have led to increasing duration of customer sales cycles, limitations on customer capital budgets, closure of facilities and the loss of key contacts due to workforce reductions at existing and prospective customers.
The volatility and uncertainty in the financial and credit markets has led many customers to adopt strategies for conserving cash, including limits on capital spending and expense reductions. Our HIF lighting systems are often purchased as capital assets and therefore are subject to capital availability. Uncertainty around such availability has led customers to delay purchase decisions, which has elongated the duration of our sales cycles. Along with limiting capital spending, some customers are reducing expenses by closing facilities and reducing workforces. As a result, facilities that are considering our HIF lighting systems have closed or may close. Due to downsizings, key contacts and decision-makers at customers have lost or may lose their jobs, which requires us to re-initiate the sales cycle with personnel, further elongating the sales cycle. We have experienced, and may in the future experience, variability in our operating results, on both an annual and a quarterly basis, as a result of these factors.
The acceptance of our Orion Throughput Agreements and/or Orion Virtual Power Plant Agreements could result in a delay in revenue realization, a mis-match of expense and revenue recognition, expose us to additional customer credit risk and impact our financial results.
Our financing programs, the Orion Throughput Agreements, or OTAs, and the Orion Virtual Power Plant, or OVPPs, are installment based payment plans for our customers in contrast to our traditional cash terms. These new programs may subject us to additional credit risk as we do not have a long history or experience related to longer term credit decision making. Poor credit decisions or customer defaults could result in increases to our allowances for doubtful accounts and/or write-offs of accounts receivable and could have material adverse effects on our results of operations and financial condition.
We recognize all of the selling, general and administrative expenses up front on OTA/OVPP sales while the related revenue is recognized on a monthly basis over the life of the contract. This mis-match of expense and revenue recognition can impact our near-term profitability. We do retain the option to sell completed OTA/OVPP projects into the secondary market and recognize substantially all of the project revenue at the time of sale, but we may choose not to sell completed OTAs/OVPPs to third parties, which would have the impact of decreasing our near-term revenue, mis-matching expenses and revenues and creating variability in our operating results both on a quarterly and annual basis.

We have a limited operating history, and have previously incurred net losses.
We began operating in April 1996 and first achieved a full fiscal year of profitability in fiscal 2003. However, we incurred net losses attributable to common shareholders of $2.3 million and $1.6 million in fiscal 2005 and 2006, respectively, net income attributable to common shareholders of $0.4 million, $3.4 million and $0.5 million in fiscal 2007, 2008 and 2009, respectively, and a net loss attributable to common shareholders of $4.2 million in fiscal 2010. As a result of our limited operating history, we have limited financial data that can be used to evaluate our business, strategies, performance, prospects, revenue or profitability potential or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies at our stage of development and in our market.
Initially, our net losses were principally driven by start-up costs, the costs of developing our technology and research and development costs. More recently, our net losses were principally driven by increased sales and marketing and general and administrative expenses, as well as inefficiencies due to excess manufacturing capacity in fiscal 2005 and 2006 and, in fiscal 2010, the recessed state of the global economy, especially as it affected capital equipment manufacturers, the associated lengthened customer sales cycles and sluggish customer capital spending and the immediate recognition of selling, general and administrative expenses and delayed realization of revenue under OTA/OVPP sales. We may continue to incur further net losses, and there can be no assurance that we will be able to increase our revenue, expand our customer base or be profitable. Furthermore, increased OTA/OVPP sales and the associated delay in revenue realization and immediate recognition of most related selling, general and administrative expenses, as well as increased cost of revenue, warranty claims, stock-based compensation costs or interest expense on our outstanding debt and on any debt that we incur in the future could contribute to further net losses.
Our addition of new renewable energy technologies into our product, application and service offerings involves many risks and uncertainties. Many technologies do not become commercially profitable products, applications or services despite extensive development and commercialization efforts.
In fiscal 2010, we began to expand our product and service offerings by providing our customers with alternative renewable energy systems, such as photovoltaic solar systems and, potentially, wind energy systems through our Orion Engineered Systems division. This division continues to conduct research on various additional renewable energy technologies that we may be able to add to our menu of products, applications and services offered, making recommendations to our senior management regarding the technologies’ viability and developing commercialization tactics.
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
Orion Engineered Systems may not be able to identify suitable new technologies, we may invest too much in new technologies, our management could be distracted by new technologies and we could fail to develop any new products, applications or services successfully.
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
We may not be able to obtain additional equity capital or debt financing necessary to effectively introduce and commercialize any new alternative renewable energy technologies identified by Orion Engineered Systems into our product, application and service offerings.
Our existing capital resources may not be sufficient to effectively introduce and commercialize any new alternative renewable energy technologies identified by Orion Engineered Systems into our product, application and service offerings. We may not be able to obtain sufficient additional equity capital and/or debt financing required to do so or we may not be able to obtain such additional equity capital or debt financing on acceptable terms or conditions. Although we have been successful in the past in raising equity capital and debt financing, recent trends in the equity and debt markets and our recent financial performance may pose significant challenges for us. Factors affecting the availability to us of equity capital or debt financing on acceptable terms and conditions include:
•	The price, volatility and trading volume and history of our common stock.
•	Our current and future financial results and position, including our recent losses generated from operations.
•	The market’s view of our industry and products.
•	The perception in the equity and debt markets of our ability to execute our business plan or achieve our operating results expectations.
We have no significant operating history in the solar photovoltaic or wind energy industries that can be used to evaluate our potential prospects for success in these industries.
In fiscal 2010, we began to expand our product and service offerings by providing our customers with alternative renewable energy systems, such as photovoltaic solar systems and, potentially, wind energy systems through our Orion Engineered Systems division. Our Orion Engineered Systems division began researching three test solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the third quarter, and we executed our first cash sale and our first PPA as a result of the successful testing of these systems. Our Orion Engineered Systems division continues to conduct research on solar photovoltaic and wind energy and various other renewable energy technologies that we may be able to add to our menu of products, applications and services offered.

We have no prior history or experience in the solar photovoltaic or wind energy industries. If we continue to further pursue adding these technologies into our product, application or service offerings, there can be no assurance that our venture into these industries will prove successful. We have no history or experience in developing or commercializing solar photovoltaic or wind energy technologies that can be used to evaluate our potential prospects for success. As a result, our prospects for success in being able to introduce new products, applications or services using these technologies must be considered in the context of a new company in a developing industry. The risks we face include the possibility that we will not be successful in developing or commercializing any such technologies, that we will not be able to do so without incurring unexpected and/or substantial costs and expenses and/or failing to generate any substantial incremental revenues, that we will not be able to rely on third-party manufacturers or providers of such technologies, and that we will not be able to operate successfully in the competitive environment of the solar photovoltaic and/or wind energy industries. If we are unable to address all of these risks, our business, results of operations and financial condition may be materially adversely affected.
Orion Engineered System’s pursuit of solar photovoltaic and/or wind electricity generating technologies is subject to risks specific to the solar photovoltaic and/or wind industry.
If we elect to continue to pursue expanding our offerings of solar photovoltaic electricity generating technologies and/or wind electricity generating technologies into our product, application or service offerings, such business pursuits will involve risks specifically associated with the solar photovoltaic and/or wind industry, including:
•
The market for photovoltaic and wind electricity generating technologies has been adversely affected by the recessionary economic conditions, and we cannot guarantee that demand will return or increase in the future.

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

As our sales mix changes, it may impact our profitability.
If, as we expect, our sales under the OTAs/OVPPs represent a larger portion of our total sales, then our near-term profitability may continue to be negatively affected. We recognize most of the selling, general and administrative expenses up front on OTA/OVPP sales while the related revenue is recognized on a monthly basis over the life of the contract. This has adversely impacted, and may continue to adversely impact our near-term profitability. We do retain the option to sell completed OTA/OVPP projects into the secondary market and recognize substantially all of the project revenue at the time of sale, but we may choose not to sell completed OTA/OVPP programs to third parties, which would have the impact of decreasing our near-term revenue and creating variability in our operating results both on a quarterly and annual basis.
Increasing use of our OTA/OVPP financing programs could expose us to financing risk and additional customer credit risk and impact our financial results.
If, as we expect, use of our OTA and OVPP financing programs increases, we may be exposed to additional capital and customer credit risk that could impact our financial results. Our OTAs and OVPPs are structured similarly to a supply contract under which we commit to deliver a set amount of energy savings to the customer at a fixed monthly rate. Our OTAs and OVPPs allow customers to deploy our energy management systems without having to make upfront investments or capital outlays. After the pre-determined amount of energy savings are delivered, our customers assume full ownership of the energy management system and benefit from the entire amount of energy savings over the remaining useful life of the technology.

These agreements and their increased use will require us to make significant investments of capital, whether we finance them internally or raise debt or additional equity capital to support the expansion. We may not be able to obtain sufficient additional equity capital and/or debt financing required to expand the OTA/OVPP programs or we may not be able to obtain such additional equity capital or debt financing on acceptable terms or conditions. Although we have been successful in the past in raising equity capital and debt financing, recent trends in the equity and debt markets and our recent financial performance may pose significant challenges for us. Because of our recent net losses, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. Any national economic downturn or disruption of financial markets could reduce our access to capital necessary for these programs. The agreements and their increased use also may subject us to additional credit risk as we do not have a long history or experience related to longer term credit decision making. Poor credit decisions or customer defaults could result in increases to our allowances for doubtful accounts and/or write-offs of accounts receivable and could have material adverse effects on our results of operations and financial condition.
We operate in a highly competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected.
We face strong competition primarily from manufacturers and distributors of energy management products and services, as well as from electrical contractors. We compete primarily on the basis of customer relationships, price, quality, energy efficiency, customer service and marketing support. Our products are in direct competition primarily with high intensity discharge, or HID, technology, as well as LED, other HIF products and older fluorescent technology in the lighting systems retrofit market.
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
Our continued success depends upon the continued availability, contributions, skills, experience and effort of our senior management. We are particularly dependent on the services of Neal R. Verfuerth, our chairman, chief executive officer and principal founder. Mr. Verfuerth has major responsibilities with respect to sales, engineering, product development and executive administration. We do not have a formal succession plan in place for Mr. Verfuerth. Our current employment agreement with Mr. Verfuerth does not guarantee his services for a specified period of time. All of the current employment agreements with our senior management team may be terminated by the employee at any time and without notice. While all such agreements include noncompetition and confidentiality covenants, there can be no assurance that such provisions will be enforceable or adequately protect us. The loss of the services of any of these persons might impede our operations or the achievement of our strategic and financial objectives, and we may not be able to attract and retain individuals with the same or similar level of experience or expertise. Additionally, while we have key man insurance on the lives of Mr. Verfuerth and other members of our senior management team, such insurance may not adequately compensate us for the loss of these individuals. The loss or interruption of the service of members of our senior management, particularly Mr. Verfuerth, or our inability to attract or retain other qualified personnel could have a material adverse effect on our ability to expand our business, implement our strategy or achieve profitable operations.
The success of our business depends on the market acceptance of our energy management products and services.
Our future success depends on commercial acceptance of our energy management products and services. If we are unable to convince current and potential customers of the advantages of our HIF lighting systems and energy management products and services, then our ability to sell our HIF lighting systems and energy management products and services will be limited. In addition, because the market for energy management products and services is rapidly evolving, we may not be able to accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. If the market for our HIF lighting systems and energy management products and services does not continue to develop, or if the market does not accept our products, then our ability to grow our business could be limited and we may not be able to increase our revenue or achieve profitability.

Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply.
We may be vulnerable to price increases for components or raw materials that we require for our products, including aluminum, ballasts, power supplies and lamps. In particular, our cost of aluminum can be subject to commodity price fluctuation. Further, suppliers’ inventories of certain components that our products require may be limited and are subject to acquisition by others. We have had to purchase quantities of certain components that are critical to our product manufacturing and were in excess of our estimated near-term requirements as a result of supplier delivery constraints and concerns over component availability, and we may need to do so in the future. As a result, we have had, and may need to continue, to devote additional working capital to support a large amount of component and raw material inventory that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to provide for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any shortages or interruptions in supply of our components or raw materials could disrupt our operations. If any of these events occurs, our results of operations and financial condition could be materially adversely affected.
We depend on a limited number of key suppliers.
We depend on certain key suppliers for the raw materials and key components that we require for our current products, including sheet, coiled and specialty reflective aluminum, power supplies, ballasts and lamps. In particular, we buy most of our specialty reflective aluminum from a single supplier and we also purchase most of our ballast and lamp components from a single supplier. Purchases of components from our current primary ballast and lamp supplier constituted 19% and 27% of our total cost of revenue in fiscal 2009 and fiscal 2010, respectively. If these components become unavailable, or our relationships with suppliers become strained, particularly as relates to our primary suppliers, our results of operations and financial condition could be materially adversely affected.
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
We have made a significant investment in inventory related to our wireless controls product offering, which is costly and, if not properly managed, may result in an inability to provide our products on a timely basis or in unforeseen valuation adjustments.
Our wireless control inventories are approximately 50% of our total March 31, 2010 inventory balance. The components for our wireless inventories are manufactured and assembled overseas, require longer delivery lead times, suppliers require deposit payments at time of purchase order and suppliers also require volume commitments to secure production capacity. We maintain this significant investment in our wireless controls inventory in order to provide prompt and complete service to our customers. There can be no guarantees that our customers will purchase our wireless technologies or that unforeseen evolutions in technologies may render our inventories unsalable. Additionally, price changes or other circumstances could result in unforeseen valuation adjustments to inventories. Such occurrences could have a negative effect on our results of operations and financial condition.
We depend upon a limited number of customers in any given period to generate a substantial portion of our revenue.
We do not have long-term contracts with our customers, and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 36% and 29%, respectively, of our total revenue for fiscal 2009 and 2010. Coca-Cola Enterprises Inc. accounted for approximately 17% of our total revenue for fiscal 2008. In fiscal 2009 and fiscal 2010, our top customer accounted for less than 7% and 6% of our total revenues, respectively. We expect large retrofit and roll-out projects to become a greater component of our total revenue in the near term. As a result, we may experience more customer concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant customers could have a material adverse effect on our results of operations in any given future period.

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
In February and March 2008, purported class action lawsuits were filed against us, certain of our executive officers, all members of our then existing Board of Directors and certain underwriters from our December 2007 initial public offering of our common stock by investors alleging violations of the Securities Act of 1933. In the fourth quarter of fiscal 2010, we reached a preliminary agreement to settle the class action lawsuits. The preliminary settlement is subject, however, to approval by the court, as well as other conditions. If the preliminary settlement is not approved or the other conditions are not met, we will continue to defend the lawsuits and we believe we have substantial legal and factual defenses to each of the claims in the lawsuits. If not settled, the ultimate outcome of the litigation is difficult to predict and quantify, and the defense against such claims or actions could be costly. In addition to decreasing sales and profitability, diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment significantly in excess of our insurance coverage for any claims or a judgment which is not covered by insurance could materially and adversely affect our financial condition, results of operations and cash flows. Additionally, publicity about these claims may harm our reputation or prospects and adversely affect our results.

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
Many states and the federal government have adopted a variety of government subsidies and utility incentives to allow renewable energy sources, such as biofuels, wind and solar energy, to compete with currently less expensive conventional sources of energy, such as fossil fuels. We may face additional competition from providers of renewable energy sources if government subsidies and utility incentives for those sources of energy increase or if such sources of energy are mandated. Additionally, the availability of subsidies and other incentives from utilities or government agencies to install alternative renewable energy sources may negatively impact our customers’ desire to purchase our products and services, or may be utilized by our existing or new competitors to develop a competing business model or products or services that may be potentially more attractive to customers than ours, any of which could have a material adverse effect on our results of operations or financial condition.

If our information technology systems fail, or if we experience an interruption in their operation, then our business, results of operations and financial condition could be materially adversely affected.
The efficient operation of our business is dependent on our information technology systems. We rely on those systems generally to manage the day-to-day operation of our business, manage relationships with our customers, maintain our research and development data and maintain our financial and accounting records. We are in the process of replacing our existing enterprise resource planning, or ERP, system. Our ERP implementation project has consumed, and will likely continue to consume, significant business resources, including personnel and financial resources, and is not yet complete. The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems, or any compromise of the integrity or security of the data we generate from our information technology systems, could adversely affect our results of operations, disrupt our business and product development and make us unable, or severely limit our ability, to respond to customer demands. In addition, our information technology systems are vulnerable to damage or interruption from:
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
We own our manufacturing and distribution facility located at an industrial site. We purchased this property from an adjacent aluminum rolling mill and cookware manufacturing facility in 2004. The company that previously owned this facility has subsequently become insolvent and the facility was sold at a foreclosure sale to a new owner. Accordingly, if environmental contamination is discovered at our facility and we are required to remediate the property, we would likely have no effective recourse against the prior owners. Any such potential remediation could be costly and could adversely affect our results of operations or financial condition.
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
As of March 31, 2010, we had aggregate federal net operating loss carryforwards of approximately $14.5 million and state net operating loss carryforwards of approximately $8.4 million. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us. In fiscal 2008, utilization of our net operating loss carryforwards was limited to $3.0 million. For fiscal 2009 and 2010, utilization of our net operating loss carryforwards was not limited.
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
The credit agreement that we and one of our subsidiaries entered into with Wells Fargo Bank, National Association, contains certain financial covenants including minimum net income requirements and requirements that we maintain net worth ratios at prescribed levels. The credit agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge assets. The credit agreement also contains other customary covenants. As of March 31, 2010, we had no borrowings outstanding under the credit agreement.
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
We own our approximately 266,000 square foot manufacturing and distribution facility in Manitowoc, Wisconsin. We own our newly constructed approximately 70,000 square foot technology center and corporate headquarters adjacent to our Manitowoc manufacturing and distribution facility. We own our approximately 23,000 square foot sales and operations support facility in Plymouth, Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of our business. In addition to ordinary-course litigation, we are a party to the litigation described below.
In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers, all members of our then existing board of directors, and certain underwriters from our December 2007 IPO. The plaintiffs claimed to represent certain persons who purchased shares of our common stock from December 18, 2007 through February 6, 2008. The plaintiffs alleged, among other things, that the defendants made misstatements and failed to disclose material information in our IPO registration statement and prospectus. The complaints alleged various claims under the Securities Act of 1933, as amended. The complaints sought, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
On August 1, 2008, the court-appointed lead plaintiff filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On September 15, 2008, we and the other director and officer defendants filed a motion to dismiss the consolidated complaint and the underwriters filed a separate motion to dismiss the consolidated complaint on January 16, 2009. After oral argument on August 19, 2009, the court granted in part and denied in part the motion to dismiss. The plaintiff filed a second consolidated amended complaint on September 4, 2009, and the defendants filed an answer to the complaint on October 9, 2009.

In the fourth quarter of fiscal 2010, we reached a preliminary agreement to settle the class action lawsuits. Although the preliminary settlement is subject to approval by the court, as well as other conditions, it is expected to provide for the dismissal of the consolidated action against all defendants. Substantially all of the proposed preliminary settlement amount will be covered by our insurance. However, for our share of the proposed preliminary settlement not covered by insurance, we recorded an after-tax charge in the fourth quarter of fiscal 2010 of approximately $0.02 per share.
If the preliminary settlement is not approved or the other conditions are not met, we will continue to defend against the lawsuits. We believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint, and if necessary, we would intend to pursue these defenses vigorously. There can be no assurance, however, that we would be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage or any costs, claims or judgment which are disputed or not covered by insurance could materially and adversely affect our financial condition, results of operations and cash flow. If the preliminary settlement is not approved or the other conditions are not met, we are not presently able to reasonably estimate potential costs and/or losses, if any, related to the lawsuits.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of our Common Stock
Our common stock has been listed on the NYSE Amex under the symbol “OESX” since April 6, 2010. Prior to April 6, 2010, our common stock had been listed on The NASDAQ Global Market under the symbol “OESX” since December 19, 2007. The following table sets forth the range of high and low sales prices per share as reported on the exchange on which our common stock was then listed for the periods indicated.

	High	Low

Fiscal 2009
First Quarter	$13.35	$9.01
Second Quarter	$10.25	$4.48
Third Quarter	$5.94	$2.76
Fourth Quarter	$5.67	$2.94

Fiscal 2010
First Quarter	$4.66	$3.25
Second Quarter	$3.92	$2.68
Third Quarter	$4.76	$3.05
Fourth Quarter	$6.35	$4.37
Shareholders
The closing sales price of our common stock on the NYSE Amex as of June 9, 2010 was $2.96. As of June 9, 2010 there were approximately 305 record holders of the 22,591,811 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.
Dividend Policy
We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate any cash dividends in the foreseeable future. In addition, the terms of our existing credit agreement restrict the payment of cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions (including those under our loan agreements) and other factors that our board of directors deems relevant.

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
We invested the net proceeds from our IPO in bank certificates of deposits and money market accounts. Through March 31, 2010, approximately $24.5 million of the net proceeds from the IPO were used for working capital, capital expenditures and general corporate purposes, along with $29.8 million used to repurchase shares of our common stock into treasury. As of the date of this filing, we have not entered into any purchase agreements, understandings or commitments with respect to any acquisitions. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on December 18, 2007 pursuant to Rule 424(b).
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents shares outstanding under the 2003 Stock Option Plan and the 2004 Equity Incentive Plan as of March 31, 2010.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuances Under the
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
Plan Category	Outstanding Options	Outstanding Options	(2)

Equity Compensation plans approved by security holders (1)	3,546,249	$3.66	569,690

(1)	Approved before our IPO.

(2)	Excludes shares reflected in the column titled “Number of Securities to be Issued Upon Exercise of Outstanding Options”.
Issuer Purchase of Equity Securities
The table below summarizes our repurchases of our common stock during the three-month period ended March 31, 2010.

			Total Number
			of Shares
			Purchased as Part	Maximum Dollar Amount that
	Total Number	Average	of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the Plans or
Period	Purchased	Per Share	or Programs (1)	Programs
January 1 – January 31, 2010	17,084	$4.39	17,084	$185,000
February 1 – February 28, 2010	—	$—	—	$185,000
March 1 – March 31, 2010	—	$—	—	$185,000

(1)
In July 2008, our Board of Directors authorized a stock repurchase plan providing for the repurchase of up to $20 million of shares of our outstanding common stock and, in December 2008, our Board of Directors authorized the repurchase of up to an additional $10 million of our outstanding common stock. The plan had no expiration date, but as of March 31, 2010, we had substantially completed the repurchase of the maximum permitted under the plan.

Unregistered Sales of Securities
During the fiscal year ended March 31, 2010, we issued 399,364 shares of common stock in connection with the exercise of outstanding warrants at a weighted average exercise price of $2.30 per share. These warrant exercises resulted in aggregate proceeds to us of approximately $918,500. These issuances of common stock were not registered under the Securities Act of 1933, as amended, and were exempt from such registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Stock Price Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on December 19, 2007, the date we priced our stock pursuant to our IPO, through March 31, 2010, for (1) our common stock, (2) the Russell 2000 Index and (3) The NASDAQ Clean Edge Green Energy Index. For the year ended March 31, 2008, we had previously used the NASDAQ Clean Edge U.S. Index in our stock price performance graph. In May 2008, NASDAQ closed the Clean Edge U.S. Index. In December 2008, The NASDAQ Clean Edge Green Energy Index changed its name, having been previously known as the NASDAQ Clean Edge U.S. Liquid Series Index. Returns are based upon historical amounts and are not intended to suggest future performance. Data for the Russell 2000 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	December 19,	March 31,	March 31,	March 31,
	2007	2008	2009	2010
Orion Energy Systems, Inc.	$100	$73	$34	$38
Russell 2000 Index	$100	$91	$57	$93
NASDAQ Clean Edge Green Energy Index	$100	$78	$36	$54

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2008, 2009 and 2010 and the consolidated balance sheet data as of March 31, 2009 and 2010 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated statements of operations data for the years ended March 31, 2006 and 2007, and the consolidated balance sheet data as of March 31, 2006, 2007 and 2008 have been derived from our audited consolidated financial statements which are not included in this Form 10-K. The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$29,993	$40,201	$65,359	$63,008	$58,227
Service revenue	3,287	7,982	15,328	9,626	7,191

Total revenue	33,280	48,183	80,687	72,634	65,418
Cost of product revenue(1)	20,225	26,511	42,127	42,235	38,628
Cost of service revenue	2,299	5,976	10,335	6,801	5,266

Total cost of revenue	22,524	32,487	52,462	49,036	43,894

Gross profit	10,756	15,696	28,225	23,598	21,524
General and administrative expenses(1)	4,875	6,162	10,200	10,451	12,836
Sales and marketing expenses(1)	5,991	6,459	8,832	11,261	12,596
Research and development expenses(1)	1,171	1,078	1,832	1,942	1,891

Income (loss) from operations	(1,281)	1,997	7,361	(56)	(5,799)
Interest expense	1,051	1,044	1,390	167	260
Extinguishment of debt	—	—	—	—	250
Dividend and interest income	5	201	1,189	1,661	269

Income (loss) before income tax	(2,327)	1,154	7,160	1,438	(5,540)
Income tax expense (benefit)	(762)	225	2,750	927	(1,350)

Net income (loss)	(1,565)	929	4,410	511	(4,190)
Accretion of redeemable preferred stock and preferred stock dividends(2)	(3)	(201)	(225)	—	—
Conversion of preferred stock(3)	—	(83)	—	—	—
Participation rights of preferred stock in undistributed earnings(4)	—	(205)	(775)	—	—

Net income (loss) attributable to common shareholders	$(1,568)	$440	$3,410	$511	$(4,190)

Net income (loss) per share attributable to common shareholders:
Basic	$(0.18)	$0.05	$0.22	$0.02	$(0.19)
Diluted	$(0.18)	$0.05	$0.19	$0.02	$(0.19)
Weighted-average shares outstanding:
Basic	8,524	9,080	15,548	25,352	21,844
Diluted	8,524	16,433	23,454	27,445	21,844

	As of March 31,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$1,089	$285	$78,312	$36,163	$23,364
Short-term investments	—	—	2,404	6,490	1,000
Total assets	24,738	33,583	130,702	103,722	103,621
Long-term debt, less current maturities	10,492	10,603	4,473	3,647	3,156
Temporary equity (Series C convertible redeemable preferred stock)	—	4,953	—	—	—
Series A convertible preferred stock	116	—	—	—	—
Series B convertible preferred stock	5,591	5,959	—	—	—
Shareholder notes receivable	(398)	(2,128)	—	—	—
Shareholders’ equity	$6,622	$9,355	$113,190	$88,695	$87,670

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2008	2009	2010
	(in thousands)

Cost of product revenue	$122	$269	$222
General and administrative expenses	852	676	539
Sales and marketing expenses	375	587	691
Research and development expenses	42	45	39

Total stock-based compensation expense	$1,391	$1,577	$1,491

(2)
For fiscal 2007 and 2008, represents the impact attributable to the accretion of accumulated dividends on our Series C preferred stock, plus accumulated dividends on our Series A preferred stock prior to its conversion into common stock on March 31, 2007. The Series C preferred converted automatically into common stock on a one-for-one basis upon the closing of our IPO and our obligation to pay accumulated dividends was extinguished. For fiscal 2006, represents accumulated dividends on our Series A preferred stock prior to its conversion into common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Expense Components — Accretion of Preferred Stock and Preferred Stock Dividends.”

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
You should read the following discussion together with our financial statements, including the related notes, and our other financial information appearing elsewhere in this Annual Report on Form 10-K. See also “Forward-Looking Statements” and Item 1A. “Risk Factors.”
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
We have sold and installed more than 1,739,000 of our HIF lighting systems in over 5,600 facilities from December 1, 2001 through March 31, 2010. We have sold our products to 120 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2010 included Coca-Cola Enterprises Inc., U.S. Foodservice, SYSCO Corp., Ball Corporation, MillerCoors and Pepsico, Inc. and its affiliates.
Our fiscal year ends on March 31. We call our fiscal years which ended on March 31, 2008, 2009 and 2010, “fiscal 2008,” “fiscal 2009” and “fiscal 2010,” respectively. We call our current fiscal year, which will end on March 31, 2011, “fiscal 2011”. Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Because of the current recessed state of the global economy, especially as it has affected capital equipment manufacturers, our fiscal 2010 results continued to be impacted by lengthened customer sales cycles and sluggish customer capital spending. To address these conditions, we implemented $3.2 million of annualized cost reductions during the first quarter of fiscal 2010. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010.
In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of purchasing our energy management systems through our OVPP finance program as an alternative to purchasing our systems for cash. We expect that the number of customers who choose to purchase our systems by using our OVPP financing program to continue to increase in future periods. While our OVPP program creates a recurring revenue stream over the term of the annually renewable OVPP contract, it results in mis-match between the timing of our recognition of revenues and expenses. This consequence has negatively impacted our near-term revenue and net income, and will likely continue to do so. All of our selling and marketing expenses and most of our administrative expenses related to new OVPP contracts are expensed up front as incurred, while the related OVPP contract revenue is recognized on a monthly basis over the life of the contract. Our management evaluates the impact of our OVPP contracts on our financial statements by discounting the future earnings potential of our OVPP contracts at our weighted average cost of capital rate of 7.25%, assuming that our OVPP customers will exercise all renewal periods through the end of their contract term. We believe that this non-GAAP analysis helps to provide additional clarity on the financial impact to us of the deferral of revenues and net income from these contracts and, for comparative purposes, helps to eliminate the mis-matching of revenues and expenses that occurs under generally accepted accounting principles as a result of our OVPP program. For fiscal 2010, we have evaluated the impact of the $10.0 million of OVPP contract bookings during fiscal 2010 and determined that the discounted future earnings potential would have provided us with an additional $0.07 of earnings per share for fiscal 2010, which would have reduced our total loss to $(0.12) per share. We expect this trend to continue in fiscal 2011.
In August 2009, we created Orion Engineered Systems, formerly known as Orion Technology Ventures, a new operating division which has been offering our customers additional alternative renewable energy systems. In fiscal 2010, we sold and installed three solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the third quarter, and executed our first cash sale and our first PPA as a result of the successful testing of these systems. We expect the installation and customer acceptance of the third system to be completed during our fiscal 2011 first quarter. These projects are helping us answer technological, installation and commercial feasibility questions before determining how this technology may fit into our overall business plan. In the near-term, we do not anticipate revenue contributions from these projects to be significant.

Despite near-term economic challenges, we remain optimistic about our long-term financial performance. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for our participation in the replacement part aftermarket and the increasing national recognition of the importance of environmental stewardship, including the recent State of Wisconsin legislation recognizing our solar Apollo Light Pipe as a renewable product offering and qualifying it for incentives currently offered to other renewable technologies.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. In fiscal 2010, we increased our efforts to expand our value-added reseller channel with the development of a partner standard operating procedural kit, marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 42% of our total revenue in fiscal 2010, which was an increase from the 40% of total revenues contributed in fiscal 2009. We believe that this growth trend in our wholesale mix of total revenues will continue in fiscal 2011.
In October 2008, we introduced to the market a financing program called the Orion Virtual Power Plant, or OVPP, or Orion Throughput Agreement, or OTA, for our customers’ purchase of our energy management systems without an up-front capital outlay. OVPP and OTA are interchangeable terms. The OVPP is structured as a supply agreement in which we receive monthly rental payments over the life of the contract, typically 12 months, with an annual renewable agreement with a maximum term between two and five years. This program creates an ongoing recurring revenue stream, but reduces near-term revenues as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. However, we do retain the option to sell the payment stream to a third party finance company, as we have done under the terms of our OTA financing program, in which case the revenue is recognized at the net present value of the total future payments from the finance company upon completion of the sale transaction. The OVPP program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. For fiscal 2009, we recognized $33,000 of revenue from completed OVPP contracts. For fiscal 2010, we recognized $3.4 million of revenue from completed OVPP contracts, including $2.5 million from the sale of contracts to a third party finance company. As of March 31, 2010, we had signed 75 customers to OVPP contracts representing future gross revenue streams of $6.7 million. In the future, we expect an increase in the volume of OVPP contracts as our customers take advantage of our value proposition without incurring up-front capital cost. Our gross margins on OVPP revenues are similar to gross margins achieved on cash sales.
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 46%, 36% and 29% of our total revenue for fiscal 2008, 2009 and 2010, respectively. One customer accounted for approximately 17% of our total revenue for fiscal 2008 while no customers accounted for more than 10% of revenue in either fiscal 2009 and fiscal 2010. If large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OVPP program and any new products, applications and services that we may introduce through our new Orion Engineered Systems division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services and our OVPP program, including whether we decide to retain or resell the expected future cash flows under our OVPP program and the relative timing of the resultant revenue recognition; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Bookings. Although bookings is not a term recognized under generally accepted accounting principles, as the volume of our OVPP business is expected to continue to increase and because of the deferred revenue recognition of our retained OVPP projects, we believe bookings provides our management and investors with an informative measure of our relative order activity for any particular period. We define bookings as the total contractual value of all firm purchase orders received for our products and services and the gross revenue streams for all OVPP contracts upon the execution of the contract. We define bookings for PPA agreements as the discounted value of revenues from energy generation over the life of the agreement along with the discounted value of revenues for renewable energy credits (REC) for as long as the REC programs are currently defined to be in existence with the governing body. For fiscal 2009, total bookings were $71.6 million, which included $1.5 million of future revenue streams associated with OVPP contracts. For fiscal 2010, total bookings were $73.9 million, which included $10.0 million of future revenue streams associated with OVPP contracts and $1.7 million of discounted revenue streams from PPA contracts.
Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OVPP contracts, PPA contracts or national contracts that have been negotiated, but we have not yet received a purchase order for the specific location. As of March 31, 2009, we had a backlog of firm purchase orders of approximately $2.8 million. As of March 31, 2010, we had a backlog of firm purchase orders of approximately $3.2 million. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OVPP contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 19% and 27% of our total cost of revenue for fiscal 2009 and fiscal 2010. Our cost of revenue from OVPP projects is recorded as an asset on our balance sheet with the related costs amortized monthly over the life of the asset. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. Toward the end of fiscal 2008, we began to vertically integrate some of our processes performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line and acquired production fabrication equipment. Each of these production items provides us with additional capacity to continue to support our potential future revenue growth. We expect that these processes will help to reduce overall unit costs as the equipment becomes more fully utilized. During fiscal 2010, we reengineered our manufacturing production product flow, consolidating product assembly stations, eliminating redundant material handling activities and improving production efficiencies. These design improvements helped reduce manufacturing direct and indirect labor costs.

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
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense. Up-front costs related to our OVPP business, including most related sales activities and contract administration costs, are expensed as incurred resulting in a mis-match of operating expense recognition and the related revenue recognition from OVPP contracts. This mis-match of OVPP revenue and expense recognition reduces near-term profitability as revenue and gross profit are recorded under GAAP in future periods. While we have recently focused on reducing our personnel costs and headcount in certain functional areas, we do nonetheless believe that future opportunities within our business remain strong. As a result, we may choose to continue to selectively add to our sales, marketing and research and development staff based upon opportunities that may arise.
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
We have incurred increased general and administrative expenses in connection with our becoming a public company, including increased accounting, audit, investor relations, legal and support services and Sarbanes-Oxley compliance fees and expenses. In fiscal 2010, our operating expenses increased as a result of the completion of our new technology center and the related building occupancy costs. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.
We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period using the modified prospective method of adoption under the provisions of ASC 718, Compensation — Stock Compensation. We recognized $1.4 million, $1.6 million and $1.5 million of stock-based compensation expense in fiscal 2008, fiscal 2009 and fiscal 2010. As a result of prior option grants, including option grants in fiscal 2010, we expect to recognize an additional $4.5 million of stock-based compensation over a weighted average period of approximately seven years. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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

Dividend and Interest Income. Our dividend income consisted of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provided for annual dividend payments to us of $0.1 million. We sold the preferred shares back to the issuer in June 2008 and all dividends accrued were paid upon sale. We also report interest income earned on our cash and cash equivalents and short term investments. For fiscal 2009, our interest income increased as a result of our investment of the net proceeds from our initial public offering in short-term, interest-bearing, money market funds, bank certificate of deposits and investment-grade securities. For fiscal 2010, our interest income declined as a result of the decrease in our cash and cash equivalents and declining market rates.
Income Taxes. As of March 31, 2010, we had net operating loss carryforwards of approximately $14.5 million for federal tax purposes and $8.4 million for state tax purposes. Included in these loss carryforwards were $6.1 million for federal and $3.1 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $499,000 and state tax credit carryforwards of $120,000, which is net of the valuation allowance of $408,000. Management believes it is more likely than not that we will realize the benefits of most of these assets and has reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. For fiscal year 2008, utilization of our federal loss carryforwards was limited to $3.0 million. There was no limitation that occurred for fiscal 2009 or 2010.
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
Participation Rights of Preferred Stock in Undistributed Earnings. Because all series of our preferred stock participate in all undistributed earnings with the common stock, we allocated earnings to the common shareholders and participating preferred shareholders under the two-class method as required under the provisions of ASC 260, Earnings Per Share. The two-class method is an earnings allocation method under which basic net income per share is calculated for our common stock and participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Because our participating preferred stock was not contractually required to share in our losses, in applying the two-class method to compute basic net income per common share, we did not make any allocation to our preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends. All of our preferred stock was converted automatically into common stock on a one-for-one basis upon the closing of our IPO and we are no longer required to allocate any undistributed earnings to our preferred shareholders.

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below:

	Fiscal Year Ended March 31,
	2008		2009			2010
	(Dollars in thousands)
		% of		% of	%		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Change
Product revenue	$65,359	81.0%	$63,008	86.7%	(3.6)%	$58,227	89.0%	(7.6)%
Service revenue	15,328	19.0%	9,626	13.3%	(37.2)%	7,191	11.0%	(25.3)%

Total revenue	80,687	100.0%	72,634	100.0%	(10.0)%	65,418	100.0%	(9.9)%
Cost of product revenue	42,127	52.2%	42,235	58.1%	0.3%	38,628	59.1%	(8.5)%
Cost of service revenue	10,335	12.8%	6,801	9.4%	(34.2)%	5,266	8.0%	(22.6)%

Total cost of revenue	52,462	65.0%	49,036	67.5%	(6.5)%	43,894	67.1%	(10.5)%

Gross profit	28,225	35.0%	23,598	32.5%	(16.4)%	21,524	32.9%	(8.8)%
General and administrative expenses	10,200	12.6%	10,451	14.4%	2.5%	12,836	19.6%	22.8%
Sales and marketing expenses	8,832	10.9%	11,261	15.5%	27.5%	12,596	19.3%	11.9%
Research and development expenses	1,832	2.3%	1,942	2.7%	6.0%	1,891	2.9%	(2.6)%

Income (loss) from operations	7,361	9.1%	(56)	(0.1)%	(100.8)%	(5,799)	(8.9)%	NM
Interest expense	(1,390)	1.7%	(167)	0.2%	(88.0)%	(260)	0.4%	55.7%
Extinguishment of debt	—	0.0%	—	0.0%	0.0%	250	0.4%	100.0%
Dividend and interest income	1,189	1.5%	1,661	2.3%	39.7%	269	0.4%	(83.8)%

Income (loss) before income tax	7,160	8.9%	1,438	2.0%	(79.9)%	(5,540)	(8.5)%	(485.3)%
Income tax expense (benefit)	2,750	3.4%	927	1.3%	(66.3)%	(1,350)	(2.1)%	(245.6)%

Net income (loss)	4,410	5.5%	511	0.7%	(88.4)%	(4,190)	(6.4)%	(920.0)%
Accretion of redeemable preferred stock and preferred stock dividends	(225)	(0.3)%	—	0.0%	100.0%	—	0.0%	0.0%
Participation rights of preferred stock in undistributed earnings	(775)	(1.0)%	—	0.0%	100.0%	—	0.0%	0.0%

Net income (loss) attributable to common shareholders	$3,410	4.2%	$511	0.7%	(85.0)%	$(4,190)	(6.4)%	(920.0)%

NM = Not meaningful
Fiscal 2010 Compared to Fiscal 2009
Bookings. Total bookings increased from $71.6 million, which included $1.5 million of future revenue streams associated with OVPP contracts, for fiscal 2009 to $73.9 million, which included $10.0 million of future revenue streams associated with OVPP contracts and $1.7 million of discounted revenue streams from PPA contracts, for fiscal 2010, an increase of $2.3 million or 3%.
Revenue. Product revenue decreased from $63.0 million for fiscal 2009 to $58.2 million for fiscal 2010, a decrease of $4.8 million or 8%. The decrease was a result of decreased sales of our HIF lighting systems and an increase in the number of projects sold under our OVPP financing terms, which reduced revenue in the near term, but provides recurring revenue into future fiscal periods. Service revenue decreased from $9.6 million for fiscal 2009 to $7.2 million for fiscal 2010, a decrease of $2.4 million, or 25%. The decrease in service revenue was a result of the decreased sales of our HIF lighting systems and the continued percentage increase of total revenues to our wholesale channels where services are not provided. We believe that our fiscal 2010 revenues continued to be impacted by a general conservatism in the marketplace concerning capital spending and purchase decisions due to continuing adverse economic and credit market conditions. In the second half of fiscal 2010, we realized a slight improvement in our order volumes in relation to the first half of our fiscal 2010. In the fourth quarter of fiscal 2010, we recorded $2.5 million of product revenue due to the sale of a portion of our OVPP finance contracts to a third party equipment finance company. We believe that the significant increase in our OVPP finance bookings, $10.0 million for fiscal 2010 compared to $1.5 million for fiscal 2009, has helped to address capital spending constraints by providing an alternative to the up-front capital requirements of a cash purchase. Accordingly, we believe that our OVPP financed business will continue to increase during fiscal 2011, accounting for approximately 20 to 25% of our anticipated total bookings. This increase in our financed business and the deferral of revenue recognition into future periods, may result in reduced product revenues in the near-term.

Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $42.2 million for fiscal 2009 to $38.6 million for fiscal 2010, a decrease of $3.6 million, or 9%. Our cost of service revenue decreased from $6.8 million for fiscal 2009 to $5.3 million for fiscal 2010, a decrease of $1.5 million, or 23%. Total gross margin remained substantially unchanged at 32.5% for fiscal 2009 and 32.9% for fiscal 2010. During fiscal 2010, we maintained improvements in our product gross margins, in spite of the volume decline, resulting from our efforts to reengineer our assembly processes, including the implementation of cell manufacturing stations, a reduction in headcount and a reduction in work hours, and reductions in discretionary spending and premium costs, like overtime.
Operating Expenses
General and Administrative. Our general and administrative expenses increased from $10.5 million for fiscal 2009 to $12.8 million for fiscal 2010, an increase of $2.3 million or 23%. The increase was a result of : (i) $1.2 million increase for occupancy costs related to the completion of our new technology center, including approximately $0.1 million for one-time start-up charges; (ii) $0.7 million for legal costs related to the defense and preliminary settlement of our securities class action litigation; (iii) $0.6 million in severance compensation costs and headcount additions related to staff support in information technology and executive support staff in human resources and administrative functions; (iv) $0.3 million in costs related to the write down of a long-term note receivable and bad debt charges on aged accounts receivable; and (v) $0.4 million as a result of a one-time gain on asset disposal in the fiscal 2009 that did not recur in fiscal 2010. These cost increases were partially offset by $0.9 million in decreased compensation costs resulting from headcount reductions and other discretionary spending reductions.
Sales and Marketing. Our sales and marketing expenses increased from $11.2 million for fiscal 2009 to $12.6 million for fiscal 2010, an increase of $1.4 million, or 12%. The increase was a result of the mismatch of expenses incurred to sell and market the growth in our OVPP finance program and compensation and benefit costs for additional sales and marketing personnel. We increased our sales and marketing headcount to further develop opportunities for our exterior lighting products within the utility and governmental markets, expanded sales and sales support personnel dedicated to our in-market sales programs and added technical expertise for our wireless controls product lines and our renewable technology initiatives.
Research and Development. Our research and development expenses were substantially unchanged in fiscal 2010 from fiscal 2009, at approximately $1.9 million. Expenses incurred in fiscal 2010 related to compensation costs for the development and support of new products, depreciation expenses for lab and research equipment and testing costs related to our new wireless controls, exterior lighting and LED product initiatives.
Interest Expense. Our interest expense increased from $167,000 in fiscal 2009 to $260,000 in fiscal 2010, an increase of $93,000 or 56%. The increase in interest expense was due to the elimination of capitalized interest resulting from the completion of our corporate technology center. For fiscal 2009 and fiscal 2010, we capitalized $215,000 and $21,000 of interest for construction in progress, respectively.
Extinguishment of Debt. In fiscal 2010, $250,000 of debt under equipment loans from our local government was forgiven related to our creation and retention of certain types and numbers of jobs at our manufacturing facility.
Dividend and Interest Income. Our dividend and interest income decreased from fiscal 2009 to fiscal 2010 as a result of declining market interest rates and the reduction in our cash balances year over year due to cash used to finance our OVPP programs and our investment in wireless control inventory components.
Income Taxes. Our income tax expense decreased in fiscal 2010 from fiscal 2009 due to the reduction in our taxable income. Our effective income tax rate for fiscal 2009 was 64.5% compared to a benefit rate of (24.4)% for fiscal 2010. The change in our effective rate was due to a reduction of benefits for non-deductible stock compensation expense from prior incentive stock options grants and the impact of an increase in our state valuation allowance reserve.
Fiscal 2009 Compared to Fiscal 2008
Bookings. Our fiscal 2009 bookings were $71.6 million, including $1.5 million of future revenue streams associated with OVPP contracts. We do not have reliable bookings data for periods prior to fiscal 2009.
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
Gross Margin. Our fiscal 2009 gross profit of $23.6 million decreased 16.4% on an absolute dollar basis compared to our fiscal 2008 gross profit of $28.2 million. Our fiscal 2009 gross margin percentage of 32.5% decreased from our fiscal 2008 gross margin percentage of 35.0%. The decrease in both gross profit dollars and gross margin percentage was due to underabsorbed manufacturing capacity costs related to reduced product volumes, added costs for additional production capabilities in our coating and forming departments and additional costs for labor personnel, including overtime, to assemble and produce our enclosure and wet-rated product lines.
Operating Expenses
General and Administrative. Our fiscal 2009 general and administrative expenses of $10.5 million increased 2.5% compared to our fiscal 2008 general and administrative expenses of $10.2 million. The increase was due to: (i) compensation cost increases of $0.5 million, including stock option compensation, related to additional staff support in our human resources, accounting, information technology and administrative functions; (ii) legal expenses of $0.4 million resulting from our defense of our securities class action litigation; (iii) additional public company costs, including additional expenses for accounting, investor relations and legal services; and (iv) increased consulting costs for technology and for Sarbanes-Oxley compliance. These cost increases were offset by decreases in bonus compensation costs of $1.5 million. These decreases in bonus expense were due to $0.8 million of one-time bonus expense in fiscal 2008 related to the completion of our IPO and our incurring no expense in fiscal 2009 related to our executive bonus compensation plan compared with $0.7 million in such expenses in fiscal 2008.
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

Quarterly Results of Operations
The following tables present our unaudited quarterly results of operations for the last eight fiscal quarters in the period ended March 31, 2010 (i) on an absolute dollar basis (in thousands) and (ii) as a percentage of total revenue for the applicable fiscal quarter. You should read the following tables in conjunction with our consolidated financial statements and related notes contained elsewhere in this Form 10-K. In our opinion, the unaudited financial information presented below has been prepared on the same basis as our audited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our operating results for the fiscal quarters presented. Operating results for any fiscal quarter are not necessarily indicative of the results for any future fiscal quarters or for a full fiscal year.

	For the Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2008	2008	2008	2009	2009	2009	2009	2010
	(in thousands, unaudited)
Product revenue	$12,889	$17,280	$20,671	$12,168	$10,677	$13,763	$17,205	$16,582
Service revenue	3,217	1,480	1,704	3,225	1,951	856	2,090	2,294

Total revenue	16,106	18,760	22,375	15,393	12,628	14,619	19,295	18,876
Cost of product revenue	8,613	11,467	13,644	8,511	7,872	9,222	10,633	10,901
Cost of service revenue	2,296	958	1,311	2,236	1,255	632	1,568	1,811

Total cost of revenue	10,909	12,425	14,955	10,747	9,127	9,854	12,201	12,712

Gross profit	5,197	6,335	7,420	4,646	3,501	4,765	7,094	6,164
General and administrative expenses	2,615	2,893	2,438	2,505	3,163	3,143	3,051	3,479
Sales and marketing expenses	2,652	2,771	2,741	3,097	3,152	2,962	3,063	3,420
Research and development expenses	418	373	347	804	419	491	404	576

Income (loss) from operations	(488)	298	1,894	(1,760)	(3,233)	(1,831)	576	(1,311)
Interest expense	67	41	33	26	56	74	67	63
Extinguishment of debt	—	—	—	—	—	—	—	250
Dividend and interest income	617	550	325	169	123	76	49	21

Income (loss) before income tax	62	807	2,186	(1,617)	(3,166)	(1,829)	558	(1,103)
Income tax expense (benefit)	28	354	1,032	(487)	(393)	(430)	(249)	(278)

Net income (loss)	$34	$453	$1,154	$(1,130)	$(2,773)	$(1,399)	$807	$(825)

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2008	2008	2008	2009	2009	2009	2009	2010
	(unaudited)
Product revenue	80.0%	92.1%	92.4%	79.0%	84.6%	94.1%	89.2%	87.8%
Service revenue	20.0%	7.9%	7.6%	21.0%	15.4%	5.9%	10.8%	12.2%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product revenue	53.5%	61.1%	61.0%	55.3%	62.3%	63.1%	55.1%	57.8%
Cost of service revenue	14.3%	5.1%	5.9%	14.5%	9.9%	4.3%	8.1%	9.6%

Total cost of revenue	67.7%	66.2%	66.8%	69.8%	72.3%	67.4%	63.2%	67.3%

Gross margin	32.3%	33.8%	33.2%	30.2%	27.7%	32.6%	36.8%	32.7%
General and administrative expenses	16.2%	15.4%	10.9%	16.3%	25.0%	21.5%	15.8%	18.4%
Sales and marketing expenses	16.5%	14.8%	12.3%	20.1%	25.0%	20.3%	15.9%	18.1%
Research and development expenses	2.6%	2.0%	1.6%	5.2%	3.3%	3.4%	2.1%	3.1%

Income (loss) from operations	(3.0)%	1.6%	8.4%	(11.4)%	(25.6)%	(12.5)%	3.0%	(6.9)%
Interest expense	0.4%	0.2%	0.1%	0.2%	0.4%	0.5%	0.3%	0.3%
Extinguishment of debt	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	1.3%
Dividend and interest income	3.8%	2.9%	1.5%	1.1%	1.0%	0.5%	0.3%	0.1%
Income (loss) before income tax	0.4%	4.3%	9.8%	(10.5)%	(25.1)%	(12.5)%	2.9%	(5.8)%
Income tax expense (benefit)	0.2%	1.9%	4.6%	(3.2)%	(3.1)%	(2.9)%	(1.3)%	(1.5)%

Net income (loss)	0.2%	2.4%	5.2%	(7.3)%	(22.0)%	(9.6)%	4.2%	(4.4)%

Our total revenue can fluctuate from quarter to quarter depending on the purchasing decisions of our customers and our overall level of sales activity. Additionally, our quarterly revenues can be impacted by the mix of our bookings between cash sales and OTA/OVPP contracts, as OTA/OVPP revenues are deferred into future periods over the term of the agreements. Historically, our customers have tended to increase their purchases near the beginning or end of their capital budget cycles, which tend to correspond to the beginning or end of the calendar year. As a result, we have in the past experienced lower relative total revenue in our fiscal first and second quarters and higher relative total revenue in our fiscal third quarter. These seasonal fluctuations have been largely offset by our customers’ decisions to initiate multiple facility roll-outs. We expect that there may be future variations in our quarterly total revenue depending on our level of national account roll-out projects and wholesale sales. Our results for any particular fiscal quarter may not be indicative of results for other fiscal quarters or an entire fiscal year.

Liquidity and Capital Resources
Overview
On December 24, 2007, we completed our initial public offering, or IPO. Net proceeds to us from our IPO were approximately $82.8 million (net of underwriting discounts and commissions but before the deduction of offering expenses). We invested the net proceeds from our IPO in money market funds and short-term government agency bonds.
We had approximately $23.4 million in cash and cash equivalents and $1.0 million in short-term investments as of March 31, 2010 compared to $36.2 million in cash and cash equivalents and $6.5 million in short-term investments as of March 31, 2009. Our cash equivalents are invested in money market accounts and bank certificates of deposits with maturities of less than 90 days and an average yield of 0.2%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of June 2010 and a yield of 1.7%.
We currently have been using our cash-on-hand, including $4.8 million during fiscal 2010, to fund our investment of company owned equipment under our OTA/OVPP and PPA projects. We expect that our volume of financed projects will continue to increase in the future and that the cash required to fund these projects will continue to increase as well. We also recognize that our ability to grow revenues through these programs will continue to deplete our cash resources if we do not secure additional funding sources. We are exploring potential financing alternatives to support the expected growth of our OTA/OVPP contract volumes.
The current recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries and postponements of incoming orders. However, we believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for the next 12 months. As of March 31, 2010, we were in a strong financial position with $24.4 million in cash and short-term investments. For that reason, we do not anticipate drawing on our $25.0 million line of credit nor do we expect to use significant amounts of our cash balances for operating activities during fiscal 2011. Our future working capital requirements thereafter will depend on many factors, including our rate of revenue, our rate of OVPP and OTA growth, our rate of investment into our financed sales programs, our introduction of new products and services and enhancements to our existing energy management system, the timing and extent of expansions of our sales force and other administrative and production personnel, the timing and extent of advertising and promotional campaigns, and our research and development activities.
Cash Flows
The following table summarizes our cash flows for our fiscal 2008, fiscal 2009 and fiscal 2010:

	Fiscal Year Ended March 31,
	2008	2009	2010
	(in thousands)
Operating activities	$(1,362)	$3,239	$(8,574)
Investing activities	(7,437)	(17,873)	(5,214)
Financing activities	86,826	(27,515)	989

Increase (decrease) in cash and cash equivalents	$78,027	$(42,149)	$(12,799)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for fiscal 2010 was $8.6 million and consisted of net cash of $7.9 million used for working capital purposes and net loss adjusted non-cash expenses of $0.7 million, compared to net cash provided by operating activities in fiscal 2009 of $3.2 million. The $4.6 million increase in cash provided from operating activities in fiscal 2009 compared to fiscal 2008 was primarily due to improved collections of our accounts receivable.

Cash Flows Related to Investing Activities. Cash used in investing activities was $7.4 million, $17.9 million and $5.2 million for fiscal 2008, 2009 and 2010, respectively. In fiscal 2010, we invested $5.6 million in capital expenditures related to the completion of our new corporate technology center, operating and customer relationship software systems, a photovoltaic solar generated power system and for purchases of manufacturing equipment and tooling. Additionally, we invested $4.8 million in equipment related to our OVPP and PPA finance programs and $0.3 million for the development of our intellectual property. We generated cash flow from investing activities of $5.5 million from the sale of short-term investments. In fiscal 2009, we invested $13.1 million in capital expenditures in our new corporate technology center, operating software systems, improvements in our manufacturing facility and for purchases of equipment and tooling. We also invested $4.1 million in short term certificate of deposits and spent $1.0 million for the purchase of intellectual property rights from an executive, partially offset by net proceeds from the sale of an investment of $0.5 million. In fiscal 2008, our principal cash investments were for purchases of processing equipment, construction costs for our new technology center and other improvements to our facility, short term government investment securities and continued development of our intellectual property.
Cash Flows Related to Financing Activities. Cash provided by financing activities was $1.0 million for fiscal 2010. This included proceeds of $2.0 million received from stock option and warrant exercises, $0.2 million for proceeds from long-term debt and $80,000 for excess tax benefits from stock based compensation. Cash used in financing activities included $0.8 million for debt principal payments and $0.5 million used for common share repurchases.
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
Working Capital
Our net working capital as of March 31, 2010 was $55.7 million, consisting of $67.9 million in current assets and $12.2 million in current liabilities. Our net working capital as of March 31, 2009 was $67.5 million, consisting of $78.4 million in current assets and $10.9 million in current liabilities. Our inventories have increased from our prior year by $6.4 million due to an increase in the level of our wireless control inventories and an increase in ballast component inventories. The vast majority of our wireless components are assembled overseas, require longer delivery lead times and supplies require deposit payments at time of purchase order. We increased our inventory levels of ballasts due to concerns over supply availability resulting from extended lead times for product shipping out of Asia. We generally attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Recently, we increased our inventory levels of key electrical components to avoid shortages and customer service issues as a result of lengthening supply lead times and product availability issues. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
On March 18, 2008, we entered into a credit agreement to replace a previous agreement between us and Wells Fargo Bank, N.A. The credit agreement provides for a revolving credit facility that matures on August 31, 2010. The initial maximum aggregate amount of availability under the line of credit is $25.0 million. In December 2008, we briefly drew $4.0 million on the line of credit due to the timing of treasury repurchases and funds available in our operating account. In May 2009, we completed an amendment to the credit agreement, effective as of March 31, 2009, which formalized Wells Fargo’s prior consent to our treasury repurchase program, increased the capital expenditures covenant for fiscal 2009 and revised certain financial covenants by adding a minimum requirement for unencumbered liquid assets, increasing the quarterly rolling net income requirement and modifying the merger and acquisition covenant exemption. In December 2009, we completed a second amendment to the credit agreement which formalized Wells Fargo’s prior consent to our prior failure to meet our net earnings and fixed charge coverage ratio covenants, limited borrowings to a percentage of eligible money market funds held in a Wells Fargo account, revised certain financial covenants by removing the minimum requirement for unencumbered assets and removing the fixed charge coverage ratio, decreased the quarterly rolling net income requirement, removed the first lien security interest in all of our accounts receivable, general intangibles and inventory, and removed the second lien priority in all of our equipment and fixtures and reduced the fee rate of the unused amounts on the line of credit. As of March 31, 2009 and 2010, there was no outstanding balance due on the line of credit.
We must pay a fee of 0.15% on the average daily unused amount of the line of credit and fees upon the issuance of each letter of credit equal to 1.25% per annum of the principal amount thereof.

The credit agreement provides that we have the option to select the interest rate applicable to all or a portion of the outstanding principal balance of the line of credit either (i) at a fluctuating rate per annum 1.00% below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be 1.25% above LIBOR. Interest is payable on the last day of each month. The credit agreement contains certain financial covenants including minimum net income requirements and requirements that we maintain a net worth ratio at prescribed levels. The credit agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge assets.
In addition to our line of credit, we also have other existing long-term indebtedness and obligations under various debt instruments and capital lease obligations, including pursuant to a bank term note, a bank first mortgage, a debenture to a community development organization, a federal block grant loan, two city industrial revolving loans and various capital leases and equipment purchase notes. As of March 31, 2010, the total amount of principal outstanding on these various obligations was $3.7 million. These obligations have varying maturity dates between 2011 and 2024 and bear interest at annual rates of between 2.0% and 12.1%. The weighted average annual interest rate of such obligations as of March 31, 2010 was 5.6%. Based on interest rates in effect as of March 31, 2010, we expect that our total debt service payments on such obligations for fiscal 2011, including scheduled principal, lease and interest payments, but excluding any repayment of borrowings on our line of credit, will approximate $0.7 million. All of these obligations are subject to security interests on our assets. Several of these obligations have covenants, such as customary financial and restrictive covenants, including maintenance of a minimum debt service coverage ratio; a minimum current ratio; quarterly rolling net income requirement; limitations on executive compensation and advances; limits on capital expenditures per year; limits on distributions; and restrictions on our ability to make loans, advances, extensions of credit, investments, capital contributions, incur additional indebtedness, create liens, guaranty obligations, merge or consolidate or undergo a change in control. As of March 31, 2010, we were in compliance with all such covenants, as amended.
Capital Spending
We have made capital expenditures primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $5.6 million, $13.1 million and $5.0 million in fiscal 2010, 2009 and 2008, respectively. We plan to incur approximately $3.2 million in capital expenditures in fiscal 2011. Our capital expenditures will be used to complete our ERP system, originally undertaken during fiscal 2010, and which we consider critical to our operations, renewable energy-related expenditures, new product development and for manufacturing and tooling improvements. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, or by using our available capacity under our revolving credit facility.
Contractual Obligations
Information regarding our known contractual obligations of the types described below as of March 31, 2010 is set forth in the following table:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Bank debt obligations	$3,711	$556	$1,163	$856	$1,136
Capital lease obligations	7	6	1	—	—
Cash interest payments on debt and capital leases	963	189	284	164	326
Operating lease obligations	2,760	953	1,437	262	108
Purchase order and cap-ex commitments(1)	13,013	12,719	294	—	—

Total	$20,454	$14,423	$3,179	$1,282	$1,570

(1)
Reflects non-cancellable purchase commitments in the amount of $12.4 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $0.6 million for the completion of improvements to information technology systems.

The table of contractual obligations and commitments does not include our unrecognized tax benefits which were $0.4 million at March 31, 2010. We have a high degree of uncertainty regarding the timing of any adjustments to these unrecognized benefits. Furthermore, we believe that any negative impact from future tax audits would result in a minimal cash liability due to our net operating loss carryforwards.
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
Revenue Recognition. We recognize revenue when the following criteria have been met: there is persuasive evidence of an arrangement; delivery has occurred and title has passed to the customer; the sales price is fixed and determinable and no further obligation exists; and collectability is reasonably assured. The majority of our revenue is recognized when products are shipped to a customer or when services are completed and acceptance provisions, if any, have been met. In certain of our contracts, we provide multiple deliverables. We record the revenue associated with each element of these arrangements based on its fair value, which is generally the price charged for the element when sold on a standalone basis. Since we contract with vendors for installation services to our customers, which includes recycling of old fixtures, we determine the fair value of our installation services based on negotiated pricing with such vendors. Additionally, we offer our OVPP sales-type financing program under which we finance the customer’s purchase. Our OVPP contracts under this sales-type financing program are typically one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The monthly revenue that we are entitled to receive from the sale of our lighting fixtures under our OVPP financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments. In the event that we do sell the future revenue streams, we recognize revenue based on the net present value of the future payments from the third party finance company upon completion of the project.
Deferred revenue or deferred costs are recorded for project sales consisting of multiple elements, where the criteria for revenue recognition have not been met. The majority of our deferred revenue relates to advance customer billings or to prepaid services to be provided at determined future dates. As of March 31, 2009 and 2010, our deferred revenue was $0.1 million and $0.5 million, respectively. In the event that a customer project contains multiple elements that are not sold on a standalone basis, we defer all related revenue and costs until the project is complete. Deferred costs on product are recorded as a current asset as project completions occur within a few months. As of March 31, 2009 and 2010, our deferred costs were $0.3 million and $0.4 million, respectively.
Inventories. Inventories are stated at the lower of cost or market value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below cost, then the inventory value is reduced to its market value. Our inventory obsolescence reserves at March 31, 2009 and 2010 were $0.7 million and $0.8 million.

Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $0.2 million and $0.4 million at March 31, 2009 and March 31, 2010.
Investments. Our accounting and disclosures for short-term investments are in accordance with the requirements of the Fair Value Measurements and Disclosure, Financial Instrument, and Investments: Debt and Security Topics of the FASB Accounting Standards Codification. The Fair Value Measurements and Disclosure Topic defines fair value, establishes a framework for measuring fair value under GAAP and requires certain disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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
As of March 31, 2009 and 2010, our financial assets were measured at fair value employing level 1 inputs.
Stock-Based Compensation. We have historically issued stock options to our employees, executive officers and directors. Effective April 1, 2006, we adopted the provisions of ASC 718, Compensation — Stock Compensation, which requires us to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. We adopted ASC 718 using the modified prospective method. Under this transition method, compensation cost recognized for fiscal 2007 included the current period’s cost for all stock options granted prior to, but not yet vested as of, April 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of ASC 718. The cost for all stock options granted subsequent to March 31, 2006 represented the grant date fair value that was estimated in accordance with the provisions of ASC 718. Results for prior periods have not been restated. Compensation cost for options granted after March 31, 2006 has been and will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
Both prior to and following our April 1, 2006 adoption of ASC 718, the fair value of each option for financial reporting purposes was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Fiscal Year Ended March 31,
	2008	2009	2010

Weighted average expected term	4.0 years	5.7 years	6.6 years
Risk-free interest rate	3.92%	3.01%	2.68%
Expected volatility	60%	60%	60%
Expected forfeiture rate	6%	2%	3%
Expected dividend yield	0%	0%	0%

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
For fiscal 2008, 2009 and 2010, we determined volatility based on an analysis of a peer group of public companies. We intend to continue to consistently use the same methodology and group of publicly traded peer companies as we used in fiscal 2010 to determine volatility in the future until sufficient information regarding the volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.
As required by our 2004 Stock and Incentive Awards Plan, since the closing of our initial public offering in December 2007, we have solely used the closing sale price of our common shares on the NYSE Amex or the NASDAQ Global Market on the date of grant to establish the exercise price of our stock options.
We recognized stock-based compensation expense under ASC 718 of $1.6 million for fiscal 2009 and $1.5 million for fiscal 2010. As of March 31, 2010, $4.5 million of total stock option compensation cost was expected to be recognized by us over a weighted average period of 6.9 years. We expect to recognize $1.4 million of stock-based compensation expense in fiscal 2011 based on our stock options outstanding as of March 31, 2010. This expense will increase further to the extent we have granted, or will grant, additional stock options in fiscal 2011.
Common Stock Warrants. We issued common stock warrants to placement agents in connection with our various stock offerings and services rendered in fiscal 2006 and 2007. The value of warrants recorded as offering costs was $30,000 and $18,000 in fiscal 2006 and fiscal 2007. The value of warrants recorded for services was $6,000 in fiscal 2006. As of March 31, 2010, warrants were outstanding to purchase a total of 76,240 shares of our common stock at weighted average exercise prices of $2.37 per share. These warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) contractual terms of five years; (ii) weighted average risk-free interest rates of 4.35% to 4.62%; (iii) expected volatility ranging between 50% and 60%; and (iv) dividend yields of 0%.
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
Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2010, we have determined that a valuation allowance against our net state deferred tax assets was necessary in the amount of $408,000 due to our state apportioned income and the potential expiration of state tax credits due to the carryforward periods. In making this determination, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.
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

As of March 31, 2010, we had net operating loss carryforwards of approximately $14.5 million for federal tax purposes and $8.4 million for state tax purposes. Included in these loss carryforwards were $6.1 million for federal and $3.1 million for state tax expenses that were associated with the exercise of non-qualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in-capital as the deduction reduces our income taxes payable. We first recognize tax benefits from current period stock option expenses against current period income. The remaining current period income is offset by net operating losses under the tax law ordering approach. Under this approach, we will utilize the net operating losses from stock option expenses last.
We also had federal tax credit carryforwards of $0.5 million and state tax credit carryforwards of $120,000, which is net of a $408,000 valuation allowance. Both the net operating losses and tax credit carryforwards will begin to expire in varying amounts between 2014 and 2030. We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2010, the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce the Company’s effective tax rate if recognized. We believe that the estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.
Recent Accounting Pronouncements
See Note B —Summary of Significant Accounting Policies to our accompanying audited consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
Interest Rate Risk. Our investments consist primarily of investments in money market funds and certificate of deposits. While the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. It is our policy not to enter into interest rate derivative financial instruments. As a result, we do not currently have any significant interest rate exposure.
As of March 31, 2010, $0.9 million of our $3.7 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $9,300 per year.
Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. We attempt to mitigate commodity price fluctuation for our aluminum through 12- to 24-month forward fixed-price purchase orders and minimum quantity purchase commitments with suppliers. Additionally, we recycle legacy HID fixtures and recover the salvaged scrap value which we believe provides a raw materials cost hedge as commodity prices change.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Orion Energy Systems, Inc.
We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. (a Wisconsin Corporation) as of March 31, 2009 and 2010, and the related consolidated statements of operations, temporary equity and shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion Energy Systems, Inc as of March 31, 2009 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Energy Systems, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2010 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Milwaukee, Wisconsin
June 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Orion Energy Systems, Inc.
We have audited Orion Energy Systems, Inc.’s (a Wisconsin Corporation) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orion Energy Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Orion Energy Systems Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Orion Energy Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2009 and 2010, and the related consolidated statements of operations, temporary equity and shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010 and our report dated June 14, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ GRANT THORNTON LLP
Milwaukee, Wisconsin
June 14, 2010

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2009	2010

Assets
Cash and cash equivalents	$36,163	$23,364
Short-term investments	6,490	1,000
Accounts receivable, net of allowances of $222 and $382	11,572	14,617
Inventories, net	19,582	25,991
Deferred tax assets	548	—
Prepaid expenses and other current assets	4,019	2,974

Total current assets	78,374	67,946
Property and equipment, net	22,999	30,500
Patents and licenses, net	1,404	1,590
Deferred tax assets	593	2,610
Other long-term assets	352	975

Total assets	$103,722	$103,621

Liabilities and Shareholders’ Equity
Accounts payable	$7,817	$7,761
Accrued expenses	2,315	3,844
Deferred tax liabilities	—	44
Current maturities of long-term debt	815	562

Total current liabilities	10,947	12,211
Long-term debt, less current maturities	3,647	3,156
Other long-term liabilities	433	584

Total liabilities	15,027	15,951

Commitments and contingencies (See Note G)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2009 and 2010; no shares issued and outstanding at March 31, 2009 and 2010	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2009 and 2010; shares issued: 28,875,879 and 29,911,203 at March 31, 2009 and 2010; shares outstanding: 21,528,783 and 22,442,380 at March 31, 2009 and 2010	—	—
Additional paid-in capital	118,907	122,515
Treasury stock: 7,347,096 common shares at March 31, 2009 and 7,468,823 at March 31, 2010	(31,536)	(32,011)
Accumulated other comprehensive loss	(32)	—
Retained earnings (deficit)	1,356	(2,834)

Total shareholders’ equity	88,695	87,670

Total liabilities and shareholders’ equity	$103,722	$103,621

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2008	2009	2010
Product revenue	$65,359	$63,008	$58,227
Service revenue	15,328	9,626	7,191

Total revenue	80,687	72,634	65,418
Cost of product revenue	42,127	42,235	38,628
Cost of service revenue	10,335	6,801	5,266

Total cost of revenue	52,462	49,036	43,894

Gross profit	28,225	23,598	21,524
Operating expenses:
General and administrative	10,200	10,451	12,836
Sales and marketing	8,832	11,261	12,596
Research and development	1,832	1,942	1,891

Total operating expenses	20,864	23,654	27,323

Income (loss) from operations	7,361	(56)	(5,799)
Other income (expense):
Interest expense	(1,390)	(167)	(260)
Extinguishment of debt	—	—	250
Dividend and interest income	1,189	1,661	269

Total other income (expense)	(201)	1,494	259

Income (loss) before income tax	7,160	1,438	(5,540)
Income tax expense (benefit)	2,750	927	(1,350)

Net income (loss)	4,410	511	(4,190)
Accretion of redeemable preferred stock and preferred stock dividends	(225)	—	—
Participation rights of preferred stock in undistributed earnings	(775)	—	—

Net income (loss) attributable to common shareholders	$3,410	$511	$(4,190)

Basic net income (loss) per share attributable to common shareholders	$0.22	$0.02	$(0.19)
Weighted-average common shares outstanding	15,548,189	25,351,839	21,844,150
Diluted net income (loss) per share attributable to common shareholders	$0.19	$0.02	$(0.19)
Weighted-average common shares and share equivalents outstanding	23,453,803	27,445,290	21,844,150
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Temporary Equity		Shareholders’ Equity
	Series C						Common Stock				Accumulated
	Redeemable		Preferred Stock					Additional		Shareholder	Other	Retained	Total
	Preferred Stock		Series A		Series B			Paid-in	Treasury	Notes	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	Receivable	Loss	(Deficit)	Equity
Balance, March 31, 2007	1,818,182	$4,953	—	$—	2,989,830	$5,959	12,038,499	$9,438	$(361)	$(2,128)	$—	$(3,553)	$9,355
Accretion of preferred stock	—	225	—	—	—	—	—	—	—	—	—	(225)	(225)
Accrued dividend conversion	—	(423)	—	—	—	—	—	—	—	—	—	423	423
Changes in shareholder notes receivable	—	—	—	—	—	—	(306,932)	—	(1,378)	2,128	—	—	750
Initial public offering: conversion of preferred stock	(1,818,182)	(4,755)	—	—	(2,989,830)	(5,959)	4,808,012	10,714	—	—	—	—	4,755
Initial public offering: conversion of debt	—	—	—	—	—	—	2,360,802	10,762	—	—	—	—	10,762
Initial public offering, net of issuance costs of $4,246	—	—	—	—	—	—	6,849,092	78,559	—	—	—	—	78,559
Issuance of stock and warrants for services	—	—	—	—	—	—	2,210	29	—	—	—	—	29
Exercise of stock options and warrants for cash	—	—	—	—	—	—	1,211,725	2,014	—	—	—	—	2,014
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	1,183	—	—	—	—	1,183
Stock-based compensation	—	—	—	—	—	—	—	1,391	—	—	—	—	1,391
Adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	—	(210)	(210)
Net income	—	—	—	—	—	—	—	—	—	—	—	4,410	4,410
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	4,404

Balance, March 31, 2008	—	$—	—	$—	—	$—	26,963,408	$114,090	$(1,739)	$—	$(6)	$845	$113,190
Issuance of stock and warrants for services	—	—	—	—	—	—	16,627	105	—	—	—	—	105
Exercise of stock options and warrants for cash	—	—	—	—	—	—	1,519,838	2,032	—	—	—	—	2,032
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	1,103	—	—	—	—	1,103
Stock-based compensation	—	—	—	—	—	—	—	1,577	—	—	—	—	1,577
Treasury stock purchase	—	—	—	—	—	—	(6,971,090)	—	(29,797)	—	—	—	(29,797)
Net income	—	—	—	—	—	—	—	—	—	—	—	511	511
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	(26)	—	(26)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	485

Balance, March 31, 2009	—	$—	—	$—	—	$—	21,528,783	$118,907	$(31,536)	$—	$(32)	$1,356	$88,695
Issuance of stock and warrants for services	—	—	—	—	—	—	11,211	48	—	—	—	—	48
Exercise of stock options and warrants for cash	—	—	—	—	—	—	1,024,113	1,989	—	—	—	—	1,989
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	80	—	—	—	—	80
Stock-based compensation	—	—	—	—	—	—	—	1,491	—	—	—	—	1,491
Treasury stock purchase	—	—	—	—	—	—	(121,727)	—	(475)	—	—	—	(475)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,190)	(4,190)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	32	—	32
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,222)

Balance, March 31, 2010	—	$—	—	$—	—	$—	22,442,380	$122,515	$(32,011)	$—	$—	$(2,834)	$87,670

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2008	2009	2010
Operating activities
Net income (loss)	$4,410	$511	$(4,190)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,410	1,841	3,072
Stock-based compensation expense	1,391	1,577	1,491
Deferred income tax (benefit) provision	966	145	(1,425)
Gain (loss) on sale of assets	2	(31)	(16)
Change in allowance for notes and accounts receivable	(10)	144	458
Extinguishment of debt	—	—	(139)
Other	228	106	48
Changes in operating assets and liabilities:
Accounts receivable	(6,459)	5,950	(3,205)
Inventories	(7,293)	(2,793)	(6,409)
Prepaid expenses and other assets	33	(2,580)	268
Accounts payable	1,914	296	(56)
Accrued expenses	2,046	(1,927)	1,529

Net cash provided by (used in) operating activities	(1,362)	3,239	(8,574)
Investing activities
Purchase of property and equipment	(5,044)	(13,140)	(5,649)
Purchase of property and equipment leased to customers under operating leases	—	—	(4,795)
Purchase of short-term investments	(2,410)	(4,113)	—
Sale of short-term investments	—	—	5,522
Additions to patents and licenses	(171)	(1,121)	(299)
Proceeds from sales of long term assets	—	858	—
Gain on sale of long term investment	—	(361)	—
Proceeds from disposal of equipment	—	4	7
Net decrease (increase) in amount due from shareholder	188	—	—

Net cash used in investing activities	(7,437)	(17,873)	(5,214)
Financing activities
Proceeds from issuance of long-term debt	750	—	200
Proceeds from issuance of convertible debt	10,600	—	—
Repurchase of common stock into treasury	—	(29,340)	(475)
Payment of long-term debt	(710)	(854)	(805)
Net activity in revolving line of credit	(6,064)	—	—
Excess benefit for deferred taxes on stock-based compensation	1,183	1,103	80
Proceeds from shareholder notes receivable	750	—	—
Proceeds from initial public offering, net of issuance costs of $4,246	78,559	—	—
Deferred financing costs	(256)	—	—
Proceeds from issuance of common stock	2,014	1,576	1,989

Net cash provided by (used in) financing activities	86,826	(27,515)	989

Net increase (decrease) in cash and cash equivalents	78,027	(42,149)	(12,799)
Cash and cash equivalents at beginning of period	285	78,312	36,163

Cash and cash equivalents at end of period	$78,312	$36,163	$23,364

Supplemental cash flow information:
Cash paid for interest	$1,182	$350	$277
Cash paid for income taxes	830	134	32
Supplemental disclosure of non-cash investing and financing activities:
Shares surrendered into treasury for stock option exercise (see Note C)	$—	$457	$—
Long-term note receivable received on sale of investment	—	297	—
Shares surrendered for payment of shareholder note receivable	(307)	—	—
Conversion of debt to common stock	10,762	—	—
Conversion of redeemable preferred stock and accrued dividends to common stock	10,714	—	—
Preferred stock accretion	225	—	—
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — DESCRIPTION OF BUSINESS
Organization
The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. The Company is a developer, manufacturer and seller of lighting and energy management systems and a seller and integrator of renewable energy technologies to commercial and industrial businesses, predominantly in North America. The corporate offices and manufacturing operations are located in Manitowoc, Wisconsin and an operations facility is located in Plymouth, Wisconsin.
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
Reclassifications
Certain items have been reclassified from the fiscal year 2009 classifications to conform to the fiscal year 2010 presentation. The reclassification had no effect on net cash provided by operating activities, total assets, net income or earnings per share.
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

Short-term investments
Investments with maturities of greater than three months and less than one year are classified as short-term investments. All short-term investments are classified as available for sale and recorded at market value using the specific identification method. Changes in market value are reflected in the consolidated financial statements as “Accumulated other comprehensive income (loss)”. The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2009 and 2010 were as follows (in thousands):

	March 31, 2009
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$14,114	$—	$—	$14,114	$14,114	$—
Bank certificates of deposit	9,007	—	—	9,007	6,207	2,800
Commercial paper	3,690	—	—	3,690	—	3,690
Corporate obligations	2,257	—	(7)	2,250	2,250	—
Government agency obligations	12,412	—	(25)	12,387	12,387	—

Total	$41,480	$—	$(32)	$41,448	$34,958	$6,490

	March 31, 2010
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$22,297	$—	$—	$22,297	$22,297	$—
Bank certificates of deposit	1,000	—	—	1,000	—	1,000

Total	$23,297	$—	$—	$23,297	$22,297	$1,000

As of March 31, 2009 and 2010, the Company’s financial assets described in the table above were measured at fair value on a recurring basis employing level 1 inputs.
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
The Company’s accounting and disclosures are in accordance with the requirements of the Fair Value Measurements and Disclosure, Financial Instrument, and Investments: Debt and Security Topics of the FASB Accounting Standards Codification (ASC 820). The Fair Value Measurements and Disclosure Topic defines fair value, establishes a framework for measuring fair value under GAAP and requires certain disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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

Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 7.25%, which approximates the Company’s weighted average cost of capital. As of March 31, 2010, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2011	$1,646
Fiscal 2012	—
Fiscal 2013	338
Fiscal 2014	338
Fiscal 2015	405

Total gross receivable	2,727
Less: amount representing interest	(212)

Net contracts receivable	$2,515

Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value; with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2009 and 2010, the Company had inventory obsolescence reserves of $668,000 and $756,000.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following (in thousands):

	March 31,	March 31,
	2009	2010

Raw materials and components	$9,629	$11,107
Work in process	1,753	669
Finished goods	8,200	14,215

	$19,582	$25,991

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, prepaid income taxes and miscellaneous receivables.
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
The Company periodically reviews the carrying values of property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, when events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets’ carrying amount to determine if a write down to market value is required. No write downs were recorded in fiscal 2008, 2009 or 2010.

Property and equipment were comprised of the following (in thousands):

	March 31,
	2009	2010

Land and land improvements	$822	$1,436
Buildings	5,435	14,072
Furniture, fixtures and office equipment	3,432	8,201
Plant equipment	6,882	7,627
Construction in progress	11,366	6,777

	27,937	38,113
Less: accumulated depreciation and amortization	(4,938)	(7,613)

Net property and equipment	$22,999	$30,500

Equipment included above under capital leases were as follows (in thousands):

	March 31,
	2009	2010

Equipment	$1,104	$25
Less: accumulated amortization	(477)	(20)

Net equipment	$627	$5

Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Depreciable lives by asset category are as follows:

Land improvements	10 – 15 years
Buildings	10 – 39 years
Furniture, fixtures and office equipment	3 – 10 years
Plant equipment	3 – 10 years
The Company capitalized $215,000 and $21,000 of interest for construction in progress in fiscal 2009 and fiscal 2010. There was no interest capitalized in fiscal 2008. As of March 31, 2010, the Company had equipment leased to customers under operating leases of $5.0 million, net of depreciation of $0.3 million, including $3.7 million in construction in progress.
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
The Company capitalized $171,000, $1,121,000 and $299,000 of costs associated with obtaining patents and licenses in fiscal 2008, 2009 and 2010. Amortization expense recorded to cost of revenue for fiscal 2008, 2009 and 2010 was $26,000, $105,000 and $113,000. The costs and accumulated amortization for patents and licenses were $1,606,000 and $202,000 as of March 31, 2009; and $1,905,000 and $315,000 as of March 31, 2010. The average remaining useful life of the patents and licenses as of March 31, 2010 was approximately 13.3 years.
As of March 31, 2010, future amortization expense of the patents and licenses is estimated to be as follows (in thousands):

Fiscal 2011	$113
Fiscal 2012	113
Fiscal 2013	110
Fiscal 2014	109
Fiscal 2015	109
Thereafter	1,036

$1,590

The Company’s management periodically reviews the carrying value of patents and licenses for impairment. No write-offs were recorded in fiscal 2008, fiscal 2009 or fiscal 2010.
Other Long-Term Assets
Other long-term assets include $33,000 and $27,000 of deferred financing costs as of March 31, 2009 and March 31, 2010. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (6 to 15 years). For the year ended March 31, 2008, the amortization was $293,000, which included $256,000 related to the convertible debt issuance which was expensed upon the completion of our initial public offering. For the years ended March 31, 2009 and 2010, the amortization was $29,000 and $6,000.
In June 2008, the Company sold its long-term investment consisting of 77,000 shares of preferred stock of a manufacturer of specialty aluminum products. The investment was originally acquired in July 2006 by exchanging products with a fair value of $794,000. The Company received cash proceeds from the sale in the amount of $986,000, which included accrued dividends of $128,000, and also received a promissory note in the amount of $298,000. During fiscal 2010, the specialty aluminum products company was placed into receivership and the assets of the Company sold. Proceeds from the sale were not sufficient to cover any portion of the promissory note, which is described in more detail below.
The promissory note provided for interest only payments at 7% for the first year and 15% for the second year and thereafter. The full principal amount of the note is due in June 2011. The note is secured by a personal guarantee from the CEO of the specialty aluminum products company. In fiscal 2010, the Company assessed the long-term note receivable and determined that all of the note receivable may not be collectible. Accordingly, the Company established a reserve for uncollectibility of $298,000, the original face value of the promissory note.
Accrued Expenses
Accrued expenses include warranty accruals, accrued wages, accrued vacations, accrued insurance, accrued interest, sales tax payable and other miscellaneous accruals. Accrued legal costs amounted to $1,175,000 as of March 31, 2010. No accrued expenses exceeded 5% of current liabilities as of March 31, 2009.
The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
Changes in the Company’s warranty accrual were as follows (in thousands):

	March 31,
	2009	2010

Beginning of year	$69	$55
Provision to cost of revenue	30	80
Charges	(44)	(75)

End of year	$55	$60

Incentive Compensation
The Company’s compensation committee approved an Executive Fiscal Year 2008 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan, which became effective upon the closing of the Company’s IPO. The program called for performance and discretionary bonus payments ranging from 23-125% of the fiscal 2008 base salaries of the Company’s named executive officers. The range of fiscal 2008 financial performance-based bonus guidelines under the approved program began if the Company achieved a minimum of 1.25 times the fiscal 2007 revenue and/or up to 3.25 times the fiscal 2007 operating income, and correspondingly increased on a pro rata basis up to a maximum of 1.67 times those initial measures. Accordingly, based upon the results for the year ended March 31, 2008, the Company accrued expense of $696,000 related to this program.
The Company’s compensation committee approved an Executive Fiscal Year 2009 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan which became effective as of July 30, 2008. The plan called for performance and discretionary bonus payments ranging from 28-125% of the fiscal 2009 base salaries of the Company’s named executive officers. The range of fiscal 2009 financial performance-based bonus guidelines under the approved plan began if the Company achieved a minimum of 1.125 times the fiscal 2008 revenue and/or up to 2.00 times the fiscal 2008 operating income, and correspondingly increased on a pro rata basis up to a maximum of 1.67 times those initial measures. Based upon the results for the year ended March 31, 2009, the Company did not accrue any expense related to this plan.

The Company’s compensation committee chose to freeze target bonus programs for fiscal 2010 at their respective fiscal 2009 levels due to the economic environment the Company was operating in. Based upon the results for the year ended March 31, 2010, the Company did not accrue any expense related to this plan.
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
In October 2008, the Company introduced a financing program called the Orion Virtual Power Plant (OVPP) for a customer’s lease of the Company’s energy management systems. The OVPP is structured as an operating lease in which the Company receives monthly rental payments over the life of the lease, typically a 12-month renewable agreement with a maximum term of between two and five years. Upon successful installation of the system and customer acknowledgement that the product is operating as specified, revenue is recognized on a monthly basis over the life of the contract.
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid Expenses and Other Current Assets on the Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $251,000 and $415,000 as of March 31, 2009 and 2010.
Deferred revenue relates to advance customer billings and a separate obligation to provide maintenance on certain sales and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue is recognized when the services are delivered, which occurs in excess of a year after the original contract.
Deferred revenue was comprised of the following (in thousands):

	March 31,
	2009	2010

Deferred revenue — current liability	$103	$338
Deferred revenue — long term liability	36	186

Total deferred revenue	$139	$524

Shipping and Handling Costs
The Company records costs incurred in connection with shipping and handling of products as cost of product revenue. Amounts billed to customers in connection with these costs are included in product revenue.
Advertising
Advertising costs of $448,000, $608,000 and $482,000 for fiscal 2008, 2009 and 2010 were charged to operations as incurred.
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
ASC 740, Income Taxes, also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination. The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in the unrecognized tax benefits.
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. Realized tax benefits from the exercise of stock options were $1,183,000, $1,103,000 and $80,000 for the fiscal years 2008, 2009 and 2010.
Stock Option Plans
The Company’s share-based payments to employees are measured at fair value and are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
The Company adopted ASC 718, Compensation — Stock Compensation, as of the beginning of fiscal 2007, using the modified prospective method. Under this transition method, compensation cost recognized for the years ended March 31, 2008, 2009 and 2010 includes the current period’s cost for all stock options granted prior to, but not yet vested as of April 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of ASC 718. The cost for all share-based awards granted subsequent to March 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718.
Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) are classified as financing cash flows. For the years ended March 31, 2008, 2009 and 2010, $1,183,000, $1,103,000 and $80,000 of such excess tax benefits were classified as financing cash flows.
The Company uses the Black-Scholes option-pricing model. Beginning in fiscal 2007, the Company determined volatility based on an analysis of a peer group of public companies which was determined to be more reflective of the expected future volatility. For fiscal 2008, 2009 and 2010, the Company continued to use an analysis of a peer group of public companies to determine volatility and will continue to do so until the Company establishes sufficient history of the Company’s public stock price. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. Government issues with a remaining term equal to the expected term of the option. The expected term is based upon the vesting term of the Company’s options and expected exercise behavior. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.

The fair value of each option grant in fiscal 2008, 2009 and 2010 was determined using the assumptions in the following table:

	Fiscal Year Ended March 31,
	2008	2009	2010

Weighted average expected term	4.0 years	5.7 years	6.6 years
Risk-free interest rate	3.92%	3.01%	2.68%
Expected volatility	60%	60%	60%
Expected forfeiture rate	6%	2%	3%
Expected dividend yield	0%	0%	0%
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Prior to the Company’s IPO, all series of the Company’s preferred stock participated in all undistributed earnings with the common stock. The Company allocated earnings to the common shareholders and participating preferred shareholders under the two-class method. The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company’s common stock and participating preferred stock considering both accrued preferred stock dividends and participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company’s participating preferred stock was not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation was made to the preferred stock if a net loss existed or if an undistributed net loss resulted from reducing net income by the accrued preferred stock dividends.
Diluted net income per common share reflects the dilution that would occur if preferred stock were converted, warrants and employee stock options were exercised, and shares issued per exercise of stock options for which the exercise price was paid by a non-recourse loan from the Company were outstanding. In the computation of diluted net income per common share, the Company uses the “if converted” method for preferred stock and restricted stock, and the “treasury stock” method for outstanding options and warrants. In addition, in computing the dilutive effect of the convertible notes, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. Diluted net loss per common share is the same as basic net loss per common share for the year ended March 31, 2010, because the effects of potentially dilutive securities are anti-dilutive. The effect of net income per common share is calculated based upon the following shares (in thousands except share amounts):

	Fiscal Year Ended March 31,
	2008	2009	2010
Numerator:
Net income (loss)	$4,410	$511	$(4,190)
Accretion of redeemable preferred stock and preferred stock dividends	(225)	—	—
Participation rights of preferred stock in undistributed earnings	(775)	—	—

Numerator for basic net income (loss) per common share	3,410	511	(4,190)
Adjustment for convertible note interest, net of income tax effect	149	—	—
Preferred stock dividends and participation rights of preferred stock	1,000	—	—

Numerator for diluted net income (loss) per common share	$4,559	$511	$(4,190)

Denominator:
Weighted-average common shares outstanding	15,548,189	25,351,839	21,844,150
Weighted-average effect of preferred stock, restricted stock, convertible notes and assumed conversion of stock options and warrants	7,905,614	2,093,451	—

Weighted-average common shares and common share equivalents outstanding	23,453,803	27,445,290	21,844,150

The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2008	2009	2010
Common stock options	4,716,022	3,680,945	3,546,249
Common stock warrants	578,788	488,504	76,240

Total	5,294,810	4,169,449	3,622,489

Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 28%, 19% and 27% of cost of revenue in fiscal 2008, 2009 and 2010.
For fiscal 2008, one customer accounted for 17% of revenue. In fiscal 2009 and fiscal 2010, there were no customers who individually accounted for greater than 10% of revenue.
As of March 31, 2009, no customers accounted for more than 10% of accounts receivable. As of March 31, 2010, one customer accounted for 16% of accounts receivable.
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
Recent Accounting Pronouncements
In September 2009, the FASB issued Accounting Standards Update No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99, (ASU 2009-08). This ASU represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 did not have a material impact on the Company’s interim consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (Topic 605), which amends the revenue guidance under ASC 605. This update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This update is effective for fiscal years ending after June 15, 2010, and may be applied prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect the provision of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, (ASU 2010-06) which provides amendments to subtopic 10 of ASC 820, Fair Value Measurements and Disclosures that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
NOTE C — RELATED PARTY TRANSACTIONS
As of March 31, 2007, the Company had non-interest bearing advances of $157,000 to a shareholder, and also held an unsecured, 1.46% note receivable due from the same shareholder in the amount of $67,000, including interest receivable. These advances and this note were repaid on August 2, 2007. During fiscal 2008, the Company forgave $37,000 of shareholder advances as part of a contractual employment relationship.

The Company incurred fees of $112,500 in fiscal 2008 for intellectual property fees paid to its CEO pursuant to his employment agreement. In April 2008, the intellectual property rights were purchased from the executive for a cash payment of $950,000. Refer to “Patents and Licenses” under footnote B for additional disclosure.
During fiscal 2008, 2009 and 2010, the Company recorded revenue of $309,000, $109,000 and $86,000 for products and services sold to an entity for which a member of the board of directors serves as the chief executive officer. During the same timeframes, the Company purchased goods and services from the same entity in the amounts of $368,000, $430,000 and $171,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
During fiscal 2008, 2009 and 2010, the Company recorded revenue of $136,000, $49,000 and $29,000 for products and services sold to an entity for which a director of the Company was formerly the executive chairman. During fiscal 2008, 2009 and 2010, the Company purchased goods and services from the same entity in the amounts of $1,000, $180,000 and $30,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
The Company incurred fees of $24,000, which were paid to a shareholder as consideration for guaranteeing notes payable and certain accounts payable during fiscal 2008. These fees were based on a percentage applied to the monthly outstanding balances or revolving credit commitments. These guarantees were released in fiscal 2008.
During fiscal 2008, 2009 and 2010, the Company recorded revenue of $198,000, $521,000 and $766,000 for products and services sold to various entities affiliated or associated with an entity for which a director of the Company serves as a member of the board of directors. The Company is not able to identify the respective amount of revenues attributable to specifically identifiable entities within such group of affiliated or associated entities or the extent to which any such individual entities are related to the entity on whose board of directors the Company’s director serves. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
During fiscal 2010, the Company paid or accrued severance costs of $139,000 to former members of management.
NOTE D — LONG-TERM DEBT
Long-term debt as of March 31, 2009 and 2010 consisted of the following (in thousands):

	March 31,
	2009	2010
Term note	$1,235	$1,017
First mortgage note payable	990	926
Debenture payable	885	847
Lease obligations	227	7
Other long-term debt	1,125	921

Total long-term debt	4,462	3,718
Less current maturities	(815)	(562)

Long-term debt, less current maturities	$3,647	$3,156

Revolving Credit Agreement
On March 18, 2008, the Company entered into a credit agreement (Credit Agreement) to replace a previous agreement between the Company and Wells Fargo Bank, N.A. The Credit Agreement provides for a revolving credit facility (Line of Credit) that matures on August 31, 2010. The initial maximum aggregate amount of availability under the Line of Credit is $25.0 million. In December 2008, the Company briefly drew $4.0 million on the line of credit due to the timing of treasury repurchases and funds available in the Company’s operating account. In May 2009, the Company completed an amendment to the Credit Agreement, effective as of March 31, 2009, which formalized Wells Fargo’s prior consent to the Company’s treasury repurchase program, increased the capital expenditures covenant for fiscal 2009 and revised certain financial covenants by adding a minimum requirement for unencumbered liquid assets, increasing the quarterly rolling net income requirement and modifying the merger and acquisition covenant exemption. In December 2009, the Company completed a second amendment to the Credit Agreement which formalized Wells Fargo’s prior consent to the Company’s prior failure to meet its net earnings and fixed charge coverage ratio covenants, limited borrowings to a percentage of eligible money market funds held in a Wells Fargo account, revised certain financial covenants by removing the minimum requirement for unencumbered assets and removing the fixed charge coverage ratio, decreased the quarterly rolling net income requirement, removed the first lien security interest in all of the Company’s accounts receivable, general intangibles and inventory, and removed the second lien priority in all of the Company’s equipment and fixtures and reduced the fee rate of the unused amounts on the Line of Credit. As of March 31, 2009 and 2010, there was no outstanding balance due on the Line of Credit.

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
First Mortgage Note Payable
The Company’s first mortgage note payable has an interest rate of prime plus 2% (effective rate of 5.25% at March 31, 2010), and requires monthly payments of principal and interest of $10,000 through September 2014. The mortgage is secured by a first mortgage on the Company’s manufacturing facility. The mortgage includes certain prepayment penalties and various restrictive covenants, with which the Company was in compliance as of March 31, 2010.
Debenture Payable
The Company’s debenture payable was issued by Certified Development Company at an effective interest rate of 6.18%. The balance is payable in monthly principal and interest payments of $8,000 through December 2024 and is guaranteed by United States Small Business Administration 504 program. The amount due was collateralized by a second mortgage on manufacturing facility.
Lease Obligations
The Company’s capital lease obligation has been recorded at a rate of 12.1%. The lease is payable in installments through April 2011 and is collateralized by the related leased equipment.
Other Long-Term Debt
In November 2007, the Company completed a Wisconsin Community Development Block Grant with the local city government to provide financing in the amount of $750,000 for the purpose of acquiring additional production equipment. The loan has an interest rate of 4.9% and is collateralized by the related equipment. The loan requires monthly payments of $11,000 through March 2015.
Other long-term debt consists of block grants and equipment loans from local governments. Interest rates range from 2.0% to 4.9%. The amounts due are collateralized by purchase money security interests in plant equipment. In fiscal 2010, $250,000 of debt was forgiven related to the creation of certain types and numbers of jobs within the lending locality.

Aggregate Maturities
As of March 31, 2010, aggregate maturities of long-term debt were as follows (in thousands):

Fiscal 2011	$562
Fiscal 2012	608
Fiscal 2013	556
Fiscal 2014	564
Fiscal 2015	291
Thereafter	1,137

$3,718

NOTE E — CONVERTIBLE NOTES
In August 2007, the Company issued $10.6 million of convertible subordinated notes, maturing in August 2012 and bearing interest at 6% per annum with no scheduled principal payments prior to maturity. The 6% interest accrued at 2.1% payable in cash on a quarterly basis and 3.9% which accreted to the principal balance of the convertible notes on a quarterly basis.
The convertible notes contained terms and conditions, including: (i) automatic conversion into 2,360,802 shares of the Company’s common stock upon a qualified public offering, (ii) various registration rights with respect to the shares of the Company’s common stock received upon conversion of the notes and (iii) a requirement for the Company to reserve an equal number of shares of its authorized common stock to satisfy the conversion obligation. In accordance with the terms, the notes and accrued interest converted to common stock upon the Company’s IPO in December 2007.
NOTE F — INCOME TAXES
The total provision (benefit) for income taxes consists of the following for the fiscal years ending (in thousands):

	Fiscal Year Ended March 31,
	2008	2009	2010
Current	$1,784	$782	$75
Deferred	966	145	(1,425)

	$2,750	$927	$(1,350)

	2008	2009	2010
Federal	$2,494	$824	$(1,677)
State	256	103	327

	$2,750	$927	$(1,350)

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2008	2009	2010
Statutory federal tax rate	34.0%	34.0%	(34.0)%
State taxes, net	4.2%	11.0%	1.8%
Stock-based compensation expense	2.7%	21.2%	4.2%
Federal tax credit	(1.5)%	(2.7)%	(3.0)%
State tax credit	(1.0)%	(1.5)%	(0.4)%
Change in valuation reserve	0.0%	1.4%	4.4%
Change in tax contingency reserve	(0.1)%	0.7%	0.1%
Other, net	(0.2)%	0.4%	2.5%

Effective income tax rate	38.1%	64.5%	(24.4)%

The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (in thousands):

	March 31,
	2009	2010

Inventory, accruals and reserves	$464	$608
Other	178	532
Deferred revenue	(94)	(1,184)

Total current deferred tax assets and liabilities	$548	$(44)

Federal and state operating loss carryforwards	$74	$3,111
Tax credit carryforwards	832	848
Non qualified stock options	435	603
Fixed assets	(724)	(1,683)
Valuation allowance	(24)	(269)

Total long-term deferred tax assets	$593	$2,610

Gross deferred tax assets were $2.1 million and $5.7 million and gross deferred tax liabilities were $1.0 million and $2.9 million at March 31, 2009 and 2010, respectively.
The Company is eligible for tax benefits associated with the excess tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return. Benefits of $1.1 million and $0.1 million were recorded in fiscal 2009 and 2010 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized in the current year.
As of March 31, 2010, the Company has federal net operating loss carryforwards of approximately $14.5 million, of which $6.1 million are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $8.4 million, of which $3.1 million are associated with the exercise of non-qualified stock options. The benefit from the net operating losses created from these exercises will be recorded as a reduction in taxes payable and a credit to additional paid-in capital in the period in which the benefits are realized.
As of March 31, 2010, the Company also has federal tax credit carryforwards of approximately $499,000 and state tax credit carryforwards of approximately $120,000, which is net of the valuation allowance of $408,000. Management believes it is more likely than not that the Company will realize the benefits of most of these assets and has reserved for an allowance due to the Company’s state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. Both the net operating losses and tax credit carryforwards expire between 2014 and 2030.
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
As of March 31, 2009 and 2010, the Company had income tax receivables of $778,000 and $18,000 related to overpayments of estimated state and federal taxes.
Uncertain tax positions
As of March 31, 2010 the balance of gross unrecognized tax benefits was approximately $398,000, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect any of these amounts to change in the next twelve months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
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

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2009	March 31, 2010
Unrecognized tax benefits as of beginning of fiscal year	$392	$397
Decreases relating to settlements with tax authorities	(5)	—
Additions based on tax positions related to the current period positions	10	1

Unrecognized tax benefits as of end of fiscal year	$397	$398

NOTE G — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases vehicles and equipment under operating leases expiring at various dates through 2016. Rent expense under operating leases was $924,000, $1,082,000 and $1,385,000 for fiscal 2008, 2009 and 2010. Total annual commitments under non-cancelable operating leases with terms in excess of one year at March 31, 2010 are as follows (in thousands):

Fiscal 2011	$953
Fiscal 2012	877
Fiscal 2013	560
Fiscal 2014	131
Fiscal 2015	131
Thereafter	108

$2,760

Purchase Commitments
The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2010, the Company had entered into $13.0 million of purchase commitments related to fiscal 2011, including $0.6 million related to capital expenditure projects for information systems and new product development and $12.4 million for inventory purchases.
Retirement Savings Plan
The Company sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. In fiscal 2008, 2009 and 2010, the Company made matching contributions of approximately $10,000, $15,000 and $12,000.
Litigation
In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, several of its officers, all members of its then existing board of directors, and certain underwriters relating to the Company’s December 2007 IPO. The plaintiffs claimed to represent those persons who purchased shares of the Company’s common stock from December 18, 2007 through February 6, 2008. The plaintiffs alleged, among other things, that the defendants made misstatements and failed to disclose material information in the Company’s IPO registration statement and prospectus. The complaints alleged various claims under the Securities Act of 1933, as amended. The complaints sought, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
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
In the fourth quarter of fiscal 2010, the Company reached a preliminary agreement to settle the class action lawsuits. Although the preliminary settlement is subject to approval by the court, as well as other conditions, it is expected to provide for the dismissal of the consolidated action against all defendants. Substantially all of the proposed preliminary settlement amount will be covered by the Company’s insurance. However, for the Company’s share of the proposed preliminary settlement not covered by insurance, the Company recorded an after-tax charge in the fourth quarter of fiscal 2010 of approximately $0.02 per share.

If the preliminary settlement is not approved or the other conditions are not met, the Company will continue to defend against the lawsuits and believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint. In such a case, the Company would intend to pursue these defenses vigorously. There can be no assurance, however, that the Company would be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial condition, results of operations and cash flow. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage or any costs, claims or judgment which are disputed or not covered by insurance could materially and adversely affect the Company’s financial condition, results of operations and cash flow. If the preliminary settlement is not approved or the other conditions are not met, the Company is not presently able to reasonably estimate potential costs and/or losses, if any, related to the lawsuit.
NOTE H —SHAREHOLDERS’ EQUITY
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
Series A Preferred Stock
In December 2004, the Company offered its Series A 12% preferred shareholders the opportunity to exchange each share of their Series A preferred stock for three shares of the Company’s common stock. The Series A preferred stock carried a liquidation preference over the common stock and a cumulative 12% dividend and, prior to the December conversion offer, a conversion entitling each share of the Series A preferred stock the right to convert into two shares of common stock feature. Under the guidance provided in ASC 470, Debt, the Company determined that the increase in conversion ratio from 2 to 3 was an inducement offer and accounted for the change in conversion ratio as an increase to paid-in capital and a charge to accumulated deficit. Furthermore, the historical carrying value of the Series A preferred was reclassified to paid-in capital at the time of conversion.
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
Share Repurchase Program and Treasury Stock
In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of the Company’s outstanding common stock. In December 2008, the Company’s board of directors supplemented the share repurchase program authorizing the Company to repurchase up to an additional $10 million of the Company’s outstanding common stock. As of March 31, 2010, the Company had repurchased 7,092,817 shares of common stock at a cost of $29.8 million under the program, which is now effectively terminated.
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
The interest rate was deemed to be a below market rate on issuance and the Company recorded additional compensation expense of $525,000 in fiscal 2006. This amount represented the appreciation of the fair value of the Company’s stock from the time of the option grant through the issuance of the recourse note.
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
In fiscal 2008, all director and shareholder notes and advances, along with accrued interest, were settled, either in cash or with shares. Total principal payments were $985,800 and shares tendered totaled 306,932. Concurrent with the above transaction, the Company issued 306,932 non-qualifying stock options with a fair value exercise price of $4.49 and recognized stock-based compensation expense with respect to such grants of $224,000, $127,000 and $0 in fiscal 2008, 2009 and 2010.
NOTE I — STOCK OPTIONS AND WARRANTS
The Company grants stock options and stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 9,000,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of ten years. In the past, the Company has granted both incentive stock options and non-qualified stock options, although in July 2008, the Company adopted a policy of only granting non-qualified stock options. Stock awards have no vesting period and have been issued to certain non-employee directors pursuant to elections made under the non-employee director compensation plan, which became effective upon the closing of the Company’s IPO. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company. In December 2007, upon the closing of the Company’s IPO, an additional 1,500,000 shares were made available for grant under our 2004 Stock and Incentive Awards Plan.
Prior to the Company’s IPO, certain non-employee directors elected to receive stock awards in lieu of cash compensation under the non-employee director compensation plan which became effective upon the closing of the Company’s IPO. The Company granted 2,210 shares from the 2004 Stock and Incentive Awards Plan as pro-rata compensation for fiscal 2008. The shares were issued in January 2008 and valued at the Company’s IPO price. In fiscal 2009, the Company granted 16,627 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $3.00 to $11.61 per share. In fiscal 2010, the Company granted 11,211 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $3.29 to $5.44 per share.

The following amounts of stock-based compensation were recorded (in thousands):

	Fiscal Year Ended
	2008	2009	2010
Cost of product revenue	$122	$269	$222
General and administrative	852	676	539
Sales and marketing	375	587	691
Research and development	42	45	39

	$1,391	$1,577	$1,491

The number of shares available for grant under the plans were as follows:

Available at March 31, 2007	670,700
Amendment to Plan; concurrent with IPO	1,500,000
Granted stock options	(737,432)
Granted shares	(2,210)
Forfeited	51,000

Available at March 31, 2008	1,482,058
Granted stock options	(731,879)
Granted shares	(16,627)
Forfeited	337,402

Available at March 31, 2009	1,070,954
Granted stock options	(888,018)
Granted shares	(11,211)
Forfeited	397,965

Available at March 31, 2010	569,690

The following table summarizes information with respect to outstanding stock options:

			Weighted
		Weighted	Average
		Average	Fair Value
	Number of	Exercise	of Options	Aggregate Intrinsic
	Shares	Price	Granted	Value

Outstanding at March 31, 2007	4,714,547	1.56	$1.35
Granted	737,432	6.09
Exercised	(684,957)	1.27
Forfeited	(51,000)	2.05

Outstanding at March 31, 2008	4,716,022	2.30	$3.03

Granted	731,879	7.58
Exercised	(1,429,554)	1.24
Forfeited	(337,402)	6.26

Outstanding at March 31, 2009	3,680,945	3.40	$4.25

Granted	888,018	3.92
Exercised	(624,749)	1.71
Forfeited	(397,965)	4.89

Outstanding at March 31, 2010	3,546,249	3.66	$2.23	$6,399,684

Exercisable at March 31, 2010	1,757,130			$4,139,343

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2010:

	March 31, 2010
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Price	Outstanding	(Years)	Price	Vested	Price
$0.69	370,610	1.14	$0.69	370,610	$0.69
0.75 – 0.94	112,420	1.66	0.89	112,420	0.89
1.50	31,000	3.52	1.50	31,000	1.50
2.20 – 2.25	1,086,946	6.54	2.21	554,646	2.21
2.50 – 2.75	118,167	6.20	2.51	80,167	2.51
3.00 – 4.32	578,102	9.31	3.36	107,776	3.06
4.48 – 4.76	475,932	7.88	4.53	346,632	4.50
5.23 – 6.05	457,870	9.01	5.45	53,477	5.46
9.00 – 10.04	122,500	8.03	9.42	43,900	9.24
10.14 – 11.61	192,702	8.06	11.07	56,502	10.87

	3,546,249	6.87	$3.66	1,757,130	$2.86

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $4.90 as of March 31, 2010.
Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2010 is as follows (in thousands):

Fiscal 2011	$1,352
Fiscal 2012	1,184
Fiscal 2013	854
Fiscal 2014	526
Fiscal 2015	290
Thereafter	259

$4,465
Remaining weighted average expected term	6.9 years
The Company has issued warrants to placement agents in connection with various stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. Warrants issued in fiscal 2007 were treated as offering costs and valued at $18,000. There were no warrants issued in fiscal 2008, 2009 or 2010.
Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at March 31, 2007	1,109,390	$2.24
Issued	—	—
Exercised	(526,766)	2.17
Cancelled	(3,836)	1.50

Outstanding at March 31, 2008	578,788	$2.31
Issued	—	—
Exercised	(90,284)	2.32
Cancelled	—	—

Outstanding at March 31, 2009	488,504	$2.31
Issued	—	—
Exercised	(399,364)	2.30
Cancelled	(12,900)	—

Outstanding at March 31, 2010	76,240	$2.37

A summary of outstanding warrants as of March 31, 2010 follows:

	Number of
Exercise Price	Warrants	Expiration
$2.25	38,980	Fiscal 2015
$2.50	37,260	Fiscal 2011

Total	76,240

NOTE J — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results for the years ended March 31, 2010 and March 31, 2009 are as follows

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2009	2009	2009	2010	Total
	(in thousands, except per share amounts)
Total revenue	$12,628	$14,619	$19,295	$18,876	$65,418
Gross profit	3,501	4,765	7,094	6,164	21,524
Net income (loss)	$(2,773)	$(1,399)	$807	$(825)	$(4,190)
Basic net income per share	$(0.13)	$(0.06)	$0.04	$(0.04)	$(0.19)
Shares used in basic per share calculation	21,588	21,707	21,792	22,255	21,844
Diluted net income per share	$(0.13)	$(0.06)	$0.04	$(0.04)	$(0.19)
Shares used in diluted per share calculation	21,588	21,707	22,568	22,255	21,844

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2008	2008	2008	2009	Total
	(in thousands, except per share amounts)
Total revenue	$16,106	$18,760	$22,375	$15,393	$72,634
Gross profit	5,197	6,335	7,420	4,646	23,598
Net income	$34	$453	$1,154	$(1,130)	$511
Basic net income per share	$0.00	$0.02	$0.05	$(0.05)	$0.02
Shares used in basic per share calculation	27,038	26,960	25,204	22,154	25,352
Diluted net income per share	$0.00	$0.02	$0.04	$(0.05)	$0.02
Shares used in diluted per share calculation	30,015	29,019	26,415	22,154	27,445
The four quarters for net earnings per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2010, pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon such evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment using the COSO criteria, management believes that, as of March 31, 2010, our internal control over financial reporting was effective.
Grant Thornton LLP, independent registered public accounting firm has audited our consolidated financial statements for the fiscal years ended March 31, 2008, 2009, and 2010 and our internal control over financial reporting as of March 31, 2010. Their reports appear in Item 8 under the heading “Reports of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
Our financial statements are set forth in Item 8 of this Form 10-K.
(b) Financial Statement Schedule

		SCHEDULE II
		VALUATION and QUALIFYING ACCOUNTS
		Balance at	Provisions		Balance at
		beginning	charged to	Write offs	end of
		of period	expense	and other	period
		(in thousands)
March 31,
2008	Allowance for Doubtful Accounts	$89	66	76	$79
2009	Allowance for Doubtful Accounts	79	178	35	222
2010	Allowance for Doubtful Accounts	222	388	228	382

2008	Inventory Obsolescence Reserve	$448	376	294	$530
2009	Inventory Obsolescence Reserve	530	149	11	668
2010	Inventory Obsolescence Reserve	668	105	17	756

EXHIBIT INDEX

Number	Exhibit Title

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

4.1
Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc., filed as Exhibit 4.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.1.

4.2
Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc., filed as Exhibit 4.4 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.2.

4.3
Rights Agreement, dated as of January 7, 2009, between Orion Energy Systems, Inc. and Wells Fargo Bank, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights, filed as Exhibit 4.1 to the Registrant’s Form 8-A filed January 8, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 4.3.

10.1
Credit Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc., Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.1.

10.2
First Amendment, dated May 15, 2009, to the Credit Agreement, dated as of March 18, 2008, among the Company, Great Lakes Energy Technologies, LLC, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 20, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.2.*

10.3
Second Amendment, dated December 18, 2009, to the Credit Agreement, dated as of March 18, 2008, among the Company, Great Lakes Energy Technologies, LLC, and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 18, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.3.

10.4
Revolving Line of Credit Note, dated March 18, 2008, by and between Orion Energy Systems, Inc., Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.4.

10.5
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

10.10	Summary of Non-Employee Director Compensation, filed as Exhibit 10.15 to the Registrant’s Form S-1 filed November 16, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.10.*

10.11
Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Daniel J. Waibel, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.11.*

10.12
Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.12.*

10.13
Executive Employment and Severance Agreement, dated February 20, 2008, by and between Orion Energy Systems, Inc. and Eric von Estorff, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.13.*

10.14
Executive Employment and Severance Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.14.*

Number	Exhibit Title

10.15
Executive Employment and Severance Agreement, dated April 14, 2008, by and between Orion Energy Systems, Inc. and Neal R. Verfuerth, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 18, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.15.*

10.16
Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Scott R. Jensen, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.16.*

10.17
Patent and Trademark Security Agreement by and between Orion Energy Systems, Inc. and Wells Fargo Bank, National Association, Acting Through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, filed as Exhibit 10.13 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.17.

10.18
Patent and Trademark Security Agreement by and between Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, Acting Through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, filed as Exhibit 10.14 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.18.

10.19
Letter Agreement, dated as of August 27, 2009, between the Company and John H. Scribante, filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 2, 2009, is hereby incorporated by reference as Exhibit 10.19.*

10.20
Executive Employment and Severance Agreement, dated September 8, 2009, by and between Stuart L. Ralsky and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, is hereby incorporated by reference as Exhibit 10.20.*

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2010.

ORION ENERGY SYSTEMS, INC.
By:	/s/ Neal R. Verfuerth
Neal R. Verfuerth
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Neal R. Verfuerth Neal R. Verfuerth	Chairman and Chief Executive Officer (Principal Executive Officer)	June 14, 2010

/s/ Scott R. Jensen Scott R. Jensen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 14, 2010

/s/ Michael W. Altschaefl		June 14, 2010
Michael W. Altschaefl

/s/ James R. Kackley		June 14, 2010
James R. Kackley

/s/ Michael J. Potts		June 14, 2010
Michael J. Potts

/s/ Thomas A. Quadracci		June 14, 2010
Thomas A. Quadracci

/s/ Thomas N. Schueller		June 14, 2010
Thomas N. Schueller

/s/ Roland G. Stephenson		June 14, 2010
Roland G. Stephenson

/s/ Mark C. Williamson		June 14, 2010
Mark C. Williamson