Form 10-K/A
period 2010-03-31
ORION ENERGY SYSTEMS, INC.
filed 2010-07-29
CIK 1409375

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
     At July 12, 2010, there were 22,595,903 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE
     Orion Energy Systems, Inc. hereby amends its Annual Report on Form 10-K for the year ended March 31, 2010 to include the information required by Part III. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Annual Report on Form 10-K filed on June 14, 2010, except (i) as required to reflect the additional information included in Part III of this Form 10-K/A; (ii) as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, to reflect in Item 15 of Part IV currently dated certifications from the Chief Executive Officer and Chief Financial Officer of Orion Energy Systems, Inc., which are attached hereto as Exhibits 31.1, 31.2 and 32.1; and (iii) to update the Exhibit Index. As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “Orion,” “we,” “us,” “our,” “the Company” and similar references are to Orion Energy Systems, Inc. and its consolidated subsidiaries.
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
     You are urged to carefully consider these factors and the other factors described under Part I. Item 1A. “Risk Factors” of our Form 10-K filed on June 14, 2010 when evaluating any forward-looking statements, and you should not place undue reliance on these forward-looking statements.
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
     Class I Directors — Terms Expiring 2011
     Thomas A. Quadracci, 61, has served as a director since 2006, and was chairman of our board from 2006 until 2009. Mr. Quadracci was executive chairman of Quad/Graphics, Inc., one of the United States’ largest commercial printing companies which he co-founded in 1971, until January 1, 2007, where he also served at various times as executive vice president, president and chief executive officer, and chairman and chief executive officer. Mr. Quadracci also founded and served as President of Quad/Tech, Inc., a manufacturer and marketer of industrial controls, until 2002. We believe that Mr. Quadracci’s experiences in co-founding, growing and leading Quad/Graphics and Quad/Tech qualify him for service as a director of our company.
     Michael J. Potts, 46, became our president and chief operating officer on July 21, 2010. Prior to becoming our president and chief operating officer, Mr. Potts served as our executive vice president since 2003. Mr. Potts also has served as a director since 2001. Mr. Potts joined our company as our vice president — technical services in 2001. From 1988 through 2001, Mr. Potts was employed by Kohler Co., one of the world’s largest manufacturers of plumbing products. From 1990 through 1999 he held the position of supervising engineer — energy in Kohler’s energy and utilities department. In 2000, Mr. Potts assumed the position of supervisor — energy management group of Kohler’s entire corporate energy portfolio, as well as the position of general manager of its natural gas subsidiary. Mr. Potts is licensed as a professional engineer in Wisconsin. We believe that Mr. Potts’ experiences as our executive vice president and in leadership roles in the energy industry and his public affairs experience and engineering background qualify him for service as a director of our company.
     Elizabeth Gamsky Rich, 51, was appointed to our board of directors on June 23, 2010. Since January 2009, Ms. Rich has been the owner of and an attorney with Elizabeth Gamsky Rich & Associates S.C., a law firm offering legal services in the areas of energy law, environmental law, land use, real estate law and business law. From September 2007 to January 2009, Ms. Rich was a principal shareholder of Petrie & Stocking S.C., supervising a general legal practice and practicing in the areas of energy, environmental and real estate law and related litigation. From 2000 to 2007, Ms. Rich was the sole member of the Law Office of Elizabeth Gamsky Rich LLC, a law firm offering legal services in the areas of energy law, environmental law, land use, real estate law and business law. Ms. Rich has served as a member of the board of directors for Outpost Natural Foods, Gateway 2 Center Inc., the Wisconsin State Bar Board of Governors and the Plymouth Arts Foundation, and she currently serves on the board of directors for the Farm-to-Consumer Legal Defense Foundation. We believe that Ms. Rich’s background in advising companies in the energy and environmental sectors and her experience as a director for various entities qualify her for service as a director of our company.
     Class II Directors — Terms Expiring 2012
     Roland G. Stephenson, 64, has served as a director since 2008. Mr. Stephenson is the chief executive officer and a significant shareholder of Faith Technologies, Inc., a full-service electrical and specialty systems contractor firm headquartered in Menasha, Wisconsin, with locations in five other states and a national scope of operations. Prior to being appointed chief executive officer in January 2009, Mr. Stephenson had served as the president of Faith Technologies, Inc. since 2002. We believe that Mr. Stephenson’s experience in leadership positions in the electrical contracting industry, government affairs and prior leadership of a public company qualify him for service as a director of our company.
     Mark C. Williamson, 56, has served as a director since April 2009 and has been our lead independent director since October 2009. Mr. Williamson has been a partner of Putnam Roby Williamson Communications of Madison, Wis., a strategic communications firm specializing in energy utility matters, since 2008. He has more than 20 years of executive-level utility experience. Prior to joining Putnam Roby Williamson Communications, Mr. Williamson was vice president of major projects for American Transmission Company from 2002 to 2008, served as executive vice president and chief strategic officer with Madison Gas and Electric Company from 1986 to 2002 and, prior to 1986, was a trial attorney with the Madison firm Geisler and Kay S.C. We believe that Mr. William’s background in the energy utility industry and in management positions qualify him for service as a director of our company.
     Michael W. Altschaefl, 51, has served as a director since October 2009. Mr. Altschaefl is an owner and chief executive officer of Albany-Chicago Company LLC, a custom die cast and machined components company. Mr. Altschaefl has also been an owner and president of Mid-America Bag LLC, a manufacturer and supplier of consumer trash bags, food storage bags and waste management solutions, since 2010. Mr. Altschaefl is a certified public accountant. Prior to joining Albany-Chicago Company LLC in 2008, Mr. Altschaefl served as a partner with Grant Thornton, LLP, an independent registered public accounting firm, for six years. We believe that Mr. Altschaefl’s experience in leadership positions at machining and manufacturing companies and his background as an accountant qualify him for service as a director of our company.
     Class III Directors — Terms Expiring 2010
     Neal R. Verfuerth, 51, has been a director since 1998, chairman of our board since 2009 and our chief executive officer since 2005. From 1998 until July 2009, Mr. Verfuerth also served as our president. He co-founded our company in 1996 and served until 1998 as our vice president. From 1993 to 1996, he was employed as director of sales/marketing and product development of Lights of America, Inc., a manufacturer and distributor of compact fluorescent lighting technology. Prior to that time, Mr. Verfuerth served as president of Energy 2000/Virtus Corp., a solar heating and energy efficient lighting business. Mr. Verfuerth has invented many of our products, principally our Compact Modular energy efficient lighting system, and other related energy control technologies used by our company. We believe that Mr. Verfuerth’s role as founder of our company and inventor of many of our products and his experience in leadership positions in the energy management industry qualify him for service as a director of our company.
     James R. Kackley, 67, has been a director since 2005, and served as our president and chief operating officer from July 2009 until May 2010. Mr. Kackley practiced as a public accountant for Arthur Andersen, LLP from 1963 to 1999. From 1974 to 1999, he was an audit partner for the firm. In addition, in 1998 and 1999, he served as chief financial officer for Andersen Worldwide. From June 1999 to May 2002, Mr. Kackley served as an adjunct professor at the Kellstadt School of Management at DePaul University. Mr. Kackley serves as a director, a member of the executive committee and the audit committee chairman of Herman Miller, Inc. From 2004 until 2010, Mr. Kackley served as a director and member of the management resources and compensation committee and audit committee of PepsiAmericas, Inc. prior to its sale, and from February 2007 to October 2007 he also served as a director and a member of the nominating and governance committee and the audit committee of Ryerson, Inc. prior to its sale. We believe that Mr. Kackley’s background as an accountant and chief financial officer, his public company audit committee service, his role as our president and chief operating officer and his experience in leadership positions in business qualify him for service as a director of our company.
     Thomas N. Schueller, 67, was appointed to our board of directors on April 28, 2010. From 2007 until his retirement in 2009, Mr. Schueller was chief credit officer and managing director of Lake Shore Wisconsin Corporation, a commercial banking enterprise headquartered in Sheboygan, Wisconsin. Prior to his position at Lake Shore Wisconsin Corporation, Mr. Schueller served as president and senior loan review officer of Community Bank and Trust of Sheboygan, a commercial bank headquartered in Sheboygan, Wisconsin, from 1990 to 2007. From 1970 to 1989, Mr. Schueller served in a variety of positions, including senior vice president and regional senior lender, for Citizens Bank and Trust in Sheboygan. We believe that Mr. Schueller’s career in the commercial finance industry and his experience in helping to finance many growth companies qualify him for service as a director of our company.
Executive Officers
Information with respect to our executive officers is set forth below.

     The following table sets forth information as of July 12, 2010 regarding our current executive officers:

Name	Age	Position
Neal R. Verfuerth	51	Chairman and Chief Executive Officer
Michael J. Potts	46	President and Chief Operating Officer
Stuart L. Ralsky	61	Senior Vice President of Human Resources
Scott R. Jensen	43	Chief Financial Officer and Treasurer
Daniel J. Waibel	50	President, Orion Asset Management Division
John H. Scribante	45	President, Orion Engineered Systems
     The following biographies describe the business experience of our executive officers. (For biographies of Messrs. Verfuerth and Potts, see “Directors” above.)
     Stuart L. Ralsky became our Senior Vice President of Human Resources in September 2009. Prior to joining our company, Mr. Ralsky served as a principal of SLR Consulting, a Chicago-based organization and human resource consulting firm specializing in leadership and management assessment and development, for more than 20 years. As a principal of SLR Consulting, Mr. Ralsky completed a number of engagements for clients with a primary focus on leadership and executive assessment and development. He performed numerous executive evaluations covering a wide range of positions and industries, served as an executive coach for individuals from mid-level managers to senior executives and designed and implemented leadership development and behaviorally based interview training programs for many clients. Mr. Ralsky has a Ph.D. in Industrial Organizational Psychology.
     Scott R. Jensen has been our chief financial officer and treasurer since July 2008. Prior to being appointed our chief financial officer and treasurer, Mr. Jensen served as our controller and vice president of corporate finance since 2007, and as our director of finance from 2004 to 2007. From 2002 to 2004, Mr. Jensen was the manager of financial planning and analysis at the Mirro Co. (a division of Newell Rubbermaid). Mr. Jensen is a certified public accountant.
     Daniel J. Waibel has been president of our Orion Asset Management Division since July 2008. Prior to being appointed president of the Orion Asset Management Division, Mr. Waibel served as our chief financial officer and treasurer since 2001. Mr. Waibel has over 19 years of financial management experience, and is a certified public accountant and a certified management accountant. From 1998 to 2001, he was employed by Radius Capital Partners, LLC, a venture capital and business formation firm, as a principal and chief financial officer. From 1994 through 1998, Mr. Waibel was chief financial officer of Ryko Corporation, an independent recording music label. From 1992 to 1994, Mr. Waibel was controller and general manager of Chippewa Springs, Ltd., a premium beverage company. From 1990 to 1992, Mr. Waibel was director of internal audit for Musicland Stores Corporation, a music retailer. Mr. Waibel was employed by Arthur Andersen, LLP from 1982 to 1990 as an audit manager.
     John H. Scribante became president of our newly-formed division called Orion Engineered Systems in August 2009, after serving as our senior vice president of business development since 2007. Mr. Scribante served as our vice president of sales from 2004 until 2007. Prior to joining our company, Mr. Scribante co-founded and served as chief executive officer of Xe Energy, LLC, a distribution company that specialized in marketing energy reduction technologies, from 2003 to 2004. From 1996 to 2003, he co-founded and served as president of Innovize, LLC, a company that provided outsourcing services to mid-market manufacturing companies.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our common stock, no par value per share (which we refer to as our “Common Stock”), to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) of our Common Stock with the Securities and Exchange Commission (which we refer to as the “SEC”). The SEC requires executive officers, directors and greater than ten percent shareholders to furnish us with copies of all these forms filed with the SEC.
     To our knowledge, based solely upon our review of the copies of these forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that all of our executive officers and directors complied with their reporting obligations during fiscal 2010, except that a Form 4 reporting Mr. Stephenson’s receipt of Common Stock on August 7, 2009 as part of his fiscal 2010 retainer was not filed within two business days.
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
Audit and Finance Committee
     Our board of directors has established an audit and finance committee and has adopted a charter for the committee describing its responsibilities. The charter is available on our website at www.oriones.com.
     Our audit and finance committee is currently comprised of Messrs. Altschaefl, Quadracci, Schueller and Williamson, with Mr. Altschaefl acting as the chair. Mr. Altschaefl is an audit committee financial expert, as defined under rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act of 2002. The principal responsibilities and functions of our audit and finance committee are to (i) oversee the reliability of our financial reporting, the effectiveness of our internal control over financial reporting, and the independence of our internal and external auditors and audit functions and (ii) oversee the capital structure of our company and assist our board of directors in assuring that appropriate capital is available for operations and strategic initiatives. In carrying out its accounting and financial reporting oversight responsibilities and functions, our audit and finance committee, among other things, oversees and interacts with our independent auditors regarding the auditors’ engagement and/or dismissal, duties, compensation, qualifications and performance; reviews and discusses with our independent auditors the scope of audits and our accounting principles, policies and practices; reviews and discusses our audited annual financial statements with our independent auditors and management; and reviews and approves or ratifies (if appropriate) related party transactions. Our audit and finance committee also is directly responsible for the appointment, compensation, retention and oversight of our independent auditors. Our audit and finance committee met eight times in fiscal 2010. Our audit and finance committee meets the requirements for independence under the current rules of NYSE Amex LLC (which we refer to as the “NYSE Amex”) and the SEC, as Messrs. Altschaefl, Quadracci, Schueller and Williamson are all independent directors for such purposes.

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
Compensation Discussion and Analysis
          This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “NEOs,” during fiscal 2010 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for fiscal 2010. The NEOs are identified below in the table titled “Summary Compensation Table for Fiscal 2010.” In this compensation discussion and analysis, we also describe various actions regarding NEO compensation taken before or after fiscal 2010 when we believe it enhances the understanding of our executive compensation program.

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
          At the beginning of fiscal 2010, as a result of the then recessionary economic and industry market conditions and their adverse impact on our fiscal 2009 financial results and fiscal 2010 prospects, our compensation committee, with the concurrence and support of our chief executive officer, determined to take the following actions with respect to the compensation of our NEOs and other executive officers:
•	Pay no annual bonuses for fiscal 2009;

•	Freeze base salaries for fiscal 2010 at their respective fiscal 2009 levels (except for new hires and special exceptions as described below);

•	Freeze potential target bonus awards for fiscal 2010 at their respective fiscal 2009 levels;

•	Set corporate financial performance targets for the achievement of up to 80% of each NEO’s fiscal 2010 target bonus award based on our achieving our stretch revenue and operating income budget goals for fiscal 2010; and

•	Maintain the annual grant of time-vested non-qualified stock options to our NEOs as the sole element of our long-term, incentive compensation program for our NEO’s for fiscal 2010, and substantially reduce the relative size of (and in some cases, eliminate) our NEO’s individual annual stock option grants for fiscal 2010 from the level of stock option grants made to each such NEO in fiscal 2009.
          At the beginning of fiscal 2011, our compensation committee, with the concurrence and support of our chief executive officer, took the following actions with respect to the compensation of our NEOs and other executive officers:
•	Pay no annual bonuses for fiscal 2010;

•	Continue to freeze base salaries for fiscal 2011 at their respective fiscal 2010 levels (in most cases at fiscal 2009 levels), except for new hires and certain limited exceptions;

•	Implement a new annual cash bonus program with threshold corporate financial performance criteria requiring at least a 20% year over year increase in our revenue and a minimum of a $4 million operating profit; and

•	Grant long-term equity incentive awards to our NEOs at substantially lower levels than past practice.
          These actions are analyzed further below. Our compensation committee has reserved the right and discretion to make exceptions to the foregoing actions, including as any such exception may apply to the determination of any and/or all of the relative base salaries, annual cash bonuses, long-term incentive compensation and/or total direct compensation of our executives, for outstanding contributions to the overall success of our company and the creation of shareholder value, as well as in cases where it may be necessary or advisable to attract and/or retain executives who our compensation committee believes are or will be key contributors to creating and sustaining shareholder value, as determined by our compensation committee based on the recommendations of our chief executive officer (in all cases other than our chief executive officer’s own compensation).
Setting Executive Compensation
          Our board of directors, our compensation committee and our chief executive officer each play a role in setting the compensation of our NEOs. Our board of directors appoints the members of our compensation committee and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive compensation program. During the first quarter of fiscal 2010, our compensation committee was comprised of Messrs. Quadracci, Flaum and Stephenson. Mr. Williamson, the committee’s current chair, became a member of our compensation committee on July 15, 2009. Mr. Flaum did not stand for re-election at our 2009 annual shareholder meeting and his term as a director and his service on our compensation committee therefore ended on October 28, 2009. As a result, our current compensation committee consists of Messrs. Williamson (Chair), Quadracci and Stephenson and Ms. Rich. Each prior and current member of our compensation committee was and/or is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.
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
          In connection with making executive compensation decisions at the beginning of fiscal 2010, our compensation committee obtained the general advice and guidance of Towers Watson as to then recent executive compensation market trends and practices of public companies in general, and then recent executive long-term incentive compensation practices in particular. Because of the general recessionary economic and industry conditions and their adverse impact on our fiscal 2009 financial performance and fiscal 2010 prospects, the compensation committee, with the concurrence and support of our chief executive officer, determined in the beginning of fiscal 2010 that it would (i) not pay our executives any annual bonuses for fiscal 2009; (ii) freeze our executives’ fiscal 2010 base salaries and potential target bonus awards at their respective fiscal 2009 levels; (iii) set corporate financial performance targets for the achievement of up to 80% of each NEO’s fiscal 2010 target bonus award based on our achieving our stretch revenue and operating income budget goals for fiscal 2010; and (iv) substantially reduce (and, in some cases, eliminate) our NEOs’ long-term equity incentive stock option grants for fiscal 2010. As a result of these factors and actions, the committee decided it did not need to obtain from Towers Watson or any other source any specific compensation benchmarking or comparable company information in order to make such decisions with respect to fiscal 2010 compensation.

          In late fiscal 2010, our compensation committee again engaged Towers Watson to provide the committee with Towers Watson’s market assessment, based on its published survey sources, of the base salary, total cash compensation and total direct compensation of our executive officers to assist the committee in determining fiscal 2011 compensation. Separately, our company engaged Towers Watson to conduct a market assessment of 40 of our employment positions (not including our NEOs) and provide our management team with comparative benchmarking compensation data for such positions based on its published survey sources with respect to base salary and total cash compensation.
          Because of the general recessionary economic and industry conditions and their adverse impact on our fiscal 2010 financial performance and fiscal 2011 prospects, the compensation committee, with the concurrence and support of our chief executive officer, determined in the beginning of fiscal 2011 that it would (i) pay no annual bonuses for fiscal 2010; (ii) continue to freeze base salaries for fiscal 2011 at their respective fiscal 2010 levels (in most cases at fiscal 2009 levels), except for new hires and certain limited exceptions; (iii) implement a new annual cash bonus program with threshold corporate financial performance criteria requiring at least a 20% year over year increase in our revenue and a minimum of a $4 million operating profit; and (iv) grant long-term equity incentive awards to our NEOs at substantially lower levels than past practice.
          Pursuant to its engagement by our compensation committee in determining fiscal 2011 compensation, Towers Watson provided the committee with certain benchmarking data for salaries, annual bonuses, long-term incentive compensation and total direct compensation. In compiling the benchmarking data, Towers Watson relied on the Towers Perrin 2009 Long-Term Incentive Survey, the Watson Wyatt 2009/2010 Top Management Compensation Survey and the Watson Wyatt 2009/2010 Middle Management Compensation Survey. To approximate our labor market, Towers Watson used market results corresponding to the participating companies in the surveys who are in the electrical equipment and supplies industry or, to the extent such results were not available for a position, results corresponding to participating companies in the durable goods manufacturing industry. Towers Watson used regression analysis to adjust the survey data to compensate for differences among the revenue sizes of the companies in the survey and our revenue size. In making its fiscal 2011 compensation decisions, however, our compensation committee did not receive or review, and was not aware of, the identities of the individual participating companies in the surveys on which Towers Watson relied, which information is proprietary and confidential to Towers Watson. Accordingly, our compensation committee did not have access to, or rely upon, the individual companies comprising such confidential and proprietary general market survey data in determining the compensation of our NEOs.
Changes to NEOs’ Compensation Arrangements in Fiscal 2010
          Mr. Kackley, one of our directors, became our president and chief operating officer on July 22, 2009, assuming Mr. Verfuerth’s duties as president. Mr. Verfuerth’s compensation arrangements were not affected by these changes in our management structure. We reached agreement with Mr. Kackley on his initial compensation arrangements following an arm’s length negotiation in connection with his appointment as our president and chief operating officer on July 22, 2009. As previously disclosed, Mr. Kackley retired as our president and chief operating officer effective May 14, 2010, which resulted in the termination of his employment agreement. Mr. Kackley’s annualized base salary for our fiscal 2010 was $300,000. While he was eligible to receive a potential cash incentive award with a target payout equal to 75% of his base salary, we did not meet our financial targets in fiscal 2010, so no bonus was paid to Mr. Kackley. Mr. Kackley received an automobile allowance and reimbursement for certain commuting costs and temporary housing expenses and was entitled to participate in incentive plans and programs and other employee benefit plans that were generally provided to our senior executives. He also received a grant of an option to purchase 35,000 shares of our common stock on August 3, 2009 at an exercise price per share equal to the closing share price of our Common Stock on the grant date. These options became fully vested pursuant to their terms upon Mr. Kackley’s retirement.
          On August 27, 2009, Mr. Scribante, one of our NEOs, assumed the new position of President, Orion Engineered Systems, a then newly formed division that markets advanced energy technologies. Previously, Mr. Scribante had been our senior vice president of business development. In connection with this promotion, we amended our existing employment agreement with Mr. Scribante to set forth various terms relating to Mr. Scribante’s leadership of Orion Engineered Systems. We also granted Mr. Scribante an option to purchase 250,000 shares of our Common Stock under our 2004 Stock and Incentive Awards Plan. The option vests based on

Mr. Scribante’s continuous employment and the trading price levels of our Common Stock. Specifically, the option vests and becomes exercisable in 50,000 share increments when our Common Stock’s average closing price over five consecutive trading days equals or exceeds $4.00, $5.00, $6.00, $7.00 and $8.00 per share. As of the date of this Form 10-K/A, the first two tranches of Mr. Scribante’s stock option grant have vested.
          In fiscal 2009, we promoted Mr. Jensen to chief financial officer and treasurer from his prior position as our controller. In connection with his promotion, the committee increased Mr. Jensen’s salary from $115,000 to $165,000 in order to reflect Mr. Jensen’s significant increased responsibilities. Despite this substantial increase, the committee recognized at the time that this level of base salary for Mr. Jensen in his new position was significantly below the median level for similarly-situated chief financial officers based on benchmarking data previously provided by Towers Watson and, at the time, determined that it would revisit Mr. Jensen’s base salary level after having had the opportunity to evaluate Mr. Jensen’s performance in his new role. For this reason, although the committee determined generally to freeze executive officer base salaries in fiscal 2010, in December 2009, the committee increased Mr. Jensen’s base salary to $200,000 effective as of January 1, 2010, based on the recommendation of our chief executive officer and our president and chief operating officer, in recognition of what the committee considered to be Mr. Jensen’s exceptional performance as our chief financial officer and to bring Mr. Jensen’s salary closer to the median level for similarly situated chief financial officers. The committee set Mr. Jensen’s target bonus award at 30% of his new annual base salary and approved a grant to him of a non-qualified stock option to purchase 100,000 shares of our Common Stock with a vesting schedule of 20% per year while employed and an exercise price per share equal to the closing sale price of our stock price on the grant date.
          Our compensation committee approved these modified arrangements based on the subjective judgment of its members, input from our chief executive officer and our president and chief operating officer and arm’s length negotiation with Messrs. Kackley, Scribante and Jensen to reflect their new or modified responsibilities and their expected future contributions to our company.
Elements of Executive Compensation
          Our current executive compensation program for our NEOs consists of the following elements:
•	Base salary;

•	Annual incentive cash bonus opportunities;

•	Long-term incentive compensation opportunities typically in the form of an annual time-vested non-qualified stock option grant; and

•	Retirement and other benefits.
Base Salary
          We pay our NEOs a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. In fiscal 2010, as a result of the then recessionary economic and industry market conditions and their adverse impact on our fiscal 2009 financial results and fiscal 2010 prospectus, our compensation committee froze the base salaries of all of our NEOs (other than Messrs. Jensen and Kackley) at fiscal 2009 levels. In December 2009, for the reasons discussed above, our compensation committee increased Mr. Jensen’s annual base salary to $200,000 effective as of January 1, 2010 and, when Mr. Kackley became our president and chief operating officer in July 2009, set his annual base salary for fiscal 2010 at $300,000.

     The fiscal 2010 annual base salaries for our NEOs, as modified mid-year with respect to Mr. Jensen, were as follows:

Name and Position	Base Salary ($)

Neal R. Verfuerth Chief Executive Officer	$460,000
James R. Kackley President and Chief Operating Officer(1)	300,000
Michael J. Potts President and Chief Operating Officer(1)	225,000
John H. Scribante President of Orion Engineered Systems	225,000
Scott R. Jensen Chief Financial Officer	200,000

(1)	Mr. Kackley became our president and chief operating officer on July 22, 2009; accordingly, he received a pro rated portion of the amount shown for fiscal 2010. Mr. Kackley retired as president and chief operating officer effective May 14, 2010, and Mr. Potts, formerly our executive vice president, was promoted to president and chief operating officer on July 21, 2010.
          In early fiscal 2011, management recommended, and our compensation committee approved, again freezing the base salaries of our NEOs for fiscal 2011 at fiscal 2010 levels (and, in most cases, also at fiscal 2009 levels) due to continued challenging economic conditions and the financial performance of our company in fiscal 2010. Accordingly, the salaries shown in the able above are our NEOs’ salaries for fiscal 2011 as well.
Annual Cash Bonus Incentive Compensation
          We intend our annual cash bonus program to reward executives with annual cash bonuses based on a broad combination of factors, including our corporate financial performance and the executive’s individual performance.
          Fiscal 2010 Annual Cash Incentive Program
          For fiscal 2010, our compensation committee approved an Executive Fiscal Year 2010 Annual Cash Incentive Program, which we refer to as our “Fiscal 2010 Cash Incentive Program,” under our 2004 Stock and Incentive Awards Plan. In establishing the target potential bonus levels for our NEOs for fiscal 2010 under our Fiscal 2010 Cash Incentive Program, as described above, as a result of the recessionary economic and industry market conditions and their adverse impact on our fiscal 2009 financial results and fiscal 2010 prospects, our compensation committee, with the concurrence and support of our chief executive officer, determined to freeze potential bonus awards for fiscal 2010 at their respective fiscal 2009 levels. The threshold, target and maximum potential payout levels are indicated in the “Grants of Plan-Based Awards for Fiscal 2010” table below.
          Fiscal 2010 target bonus awards under our Fiscal Year 2010 Cash Incentive Program, as adopted by our compensation committee early fiscal 2010, were to be determined as follows:
•	At the beginning of fiscal 2010, based on our company’s then budgeted financial performance for that fiscal year, our compensation committee set corporate financial performance targets for the achievement of up to 80% of each NEO’s fiscal 2010 target bonus award based on our achieving our stretch revenue and operating income budget goals for fiscal 2010.
•	For each financial target, our compensation committee also established a threshold minimum level of financial performance and a maximum level of financial performance relative to each target.

•	If our actual financial performance equaled each targeted financial metric, then the portion of our annual cash incentive bonus payouts based on achieving that financial target would have been equal to 100% of the targeted bonus amount.
•	If we did not achieve the specified minimum threshold level of financial performance for each targeted financial metric, then no incentive bonus payout based on that financial performance metric would have been paid.
•	If we equaled the specified minimum threshold level of financial performance for each targeted financial performance metric, then we would have paid out 75% of the targeted amount of the incentive bonus based on that financial performance metric.
•	If we equaled or exceeded the specified maximum level of financial performance for each targeted financial metric, then we would have paid out 125% of the targeted amount of the incentive bonus based on that financial performance metric.
•	Financial performance between the threshold and target levels and between the target and maximum levels for each financial performance metric would have resulted in a prorated portion of the financial-based bonus being paid.
          Under our Fiscal 2010 Cash Incentive Program, (i) 40% of each NEO’s fiscal year target bonus award was based on our achieving a targeted revenue goal of $84.4 million (with a minimum threshold target of approximately $67.5 million and up to $105.5 million as a maximum target); (ii) 40% of each NEO’s fiscal year target bonus award was based on our achieving a target operating income goal of $3.4 million (with a threshold target operating income goal of $2.6 million and an operating income goal of $4.3 million as a target for the maximum award); and (iii) 20% of each NEO’s fiscal year target bonus award was based on subjective individual performance criteria to be determined by our compensation committee in its discretion based on the recommendations of our chief executive officer (other than respecting himself).
          Because our fiscal 2010 revenue was below the applicable revenue threshold, and we incurred an operating loss, no bonuses tied to the achievement of these goals were payable for fiscal 2010. Additionally, as described above, although we did not pre-establish any objective individual performance goals for our NEOs for fiscal 2010, based on the subjective judgment of our compensation committee and with the concurrence and support of our chief executive officer, our compensation committee determined not to award any bonus payments to our NEOs under our Fiscal 2010 Cash Incentive Program for fiscal 2010 based on the individual performance of our NEOs. In making this determination, no specific individual performance criteria or factors were identified or otherwise used in evaluating the performance of the individual NEOs or in determining not to make any individual performance bonus payments to our NEOs. The members of our compensation committee subjectively evaluated the individual performance of our NEOs as a whole within the context of our fiscal 2010 corporate financial performance compared to our goals and objectives for the fiscal year, and without consideration of any specifically identifiable individual performance criteria or factors.
          Fiscal 2011 Bonus Program
          In early fiscal 2011, our management proposed, and our compensation committee approved, the adoption of a new fiscal 2011 bonus program in which all of our active, full-time employees (including our NEOs) participate. Under the program, bonuses will be paid out of a bonus pool established primarily on the basis of our achievement of significantly increased revenue from fiscal 2010, as well as achieving significant operating income. Our management and compensation committee selected increased revenue as the primary performance measure for the bonus pool because they view revenue as the most critical element to increasing the value of our Common Stock and, therefore, to our company’s enterprise value.
          For the bonus pool to be established, two threshold requirements must be met: our total revenues for fiscal 2011 must increase by at least 20% over our fiscal 2010 level, and our operating income for fiscal 2011 must exceed $4 million. If we achieve these threshold levels, a bonus pool will be established in an amount equal to 4% of the amount of our total revenue increase in fiscal 2011 over 2010. The bonus pool will be adjusted by a percentage equal to the percentage improvement or decline in our revenue per employee in fiscal 2011 compared to fiscal 2010. Our management and compensation committee included this element to emphasize the goal of improved efficiency of our employee base. The fiscal 2011 pool will also be reduced by all significant quantifiable mistakes made by any employees as tracked and reported by our management team and our chief executive officer and as related to, and approved by, our compensation committee.
          The threshold requirements described above are not a prediction of how we will perform during fiscal year 2011. The purpose of the requirements is to determine whether a bonus pool will be established under our fiscal 2011 bonus program. The requirements are not intended to serve, and should not be relied upon, as guidance or any other indication of our expected future performance.
          The amount of individual bonus payouts under the fiscal 2011 bonus program, if the pool is established, will be based 80% on company-wide performance and 20% on personal performance for all employees except our two business unit leaders, Mr. Scribante and Daniel J. Waibel. For Messrs. Scribante and Waibel, the amount of their bonuses will be based 40% on company-wide performance, 40% on their respective business unit performance and 20% on personal performance. The amount of the portion of the business unit performance for Messrs. Scribante and Waibel and the individual bonus payouts based personal performance for all participants will be determined by our management with respect to all employees other than our CEO and, for our CEO, by our compensation committee, in their respective subjective judgment. No performance objectives will be pre-determined for purposes of determining the amounts of the business unit performance for Messrs. Scribante and Waibel or the individual bonuses.
          Our management and our compensation committee allocated the fiscal 2011 bonus program pool among our employees by employment and/or position category. Our current NEOs’ targeted bonus payment amounts, if we achieve a total revenue target of $85 million and operating income of at least $4 million (and all business unit and individual performance satisfy their targets), are as follows:

Target
Fiscal 2011 Bonus
Name and Position	Amount

Neal R. Verfuerth Chief Executive Officer	$88,627
Michael J. Potts President and Chief Operating Officer	18,916
John H. Scribante President of Orion Engineered Systems	43,350
Scott R. Jensen Chief Financial Officer	16,814
          Mr. Kackley retired as our president and chief operating officer effective May 14, 2010 and therefore is not a participant in our fiscal 2011 bonus program.
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
          Our compensation committee generally awards long-term equity incentives to our executives on an annual basis at the beginning of each fiscal year. We also grant some stock options under our informal program of providing small amounts of options to new employees celebrating their first anniversary of employment and some based on our chief executive officer’s discretion (for new recruits, new job responsibilities, exceptional performance, etc.). From time to time, our compensation committee also makes special option grants, as it did for Messrs. Kackley, Scribante and Jensen last fiscal year. We have historically granted long-term equity incentive awards solely in the form of options to purchase shares of our Common Stock, which are initially subject to forfeiture if the executive’s employment terminates for any reason. The options generally vest and become exercisable ratably over five years, contingent on the executive’s continued employment. In the past, we granted both incentive stock options and non-qualified stock options to our NEOs; however, beginning in fiscal 2009, our compensation committee decided to grant only non-qualified stock options to our NEOs and all other employees because of the related tax benefits of non-qualified stock options to our company. We generally use time-vesting stock options as our sole source of long-term equity incentive compensation to our NEOs because we believe that (i) stock options help to align the interests of our NEOs with the interests of our shareholders by linking their compensation with the increase in value of our Common Stock over time; (ii) stock options conserve our cash resources for use in our business; and (iii) vesting requirements on our stock options provide our NEOs with incentive to continue their employment with us which, in turn, provides us with retention benefits and greater stability.
          Our compensation committee seeks to base a significant portion of the total direct compensation payable to our executives on the creation of shareholder value in order to link executive pay to increased shareholder value, and also to reward executives for increasing shareholder value. Our compensation committee also believes that this emphasis on long-term equity-based incentive compensation may help facilitate executive retention and loyalty and motivate our executives to achieve strong financial performance.
          For the reasons described above with respect to salary freezes, at the beginning of fiscal 2010 and in determining the relative dollar amount of our fiscal 2010 annual option grants as reflected in the table below, our compensation committee decided to reduce substantially (or, in some cases, eliminate) the level of fiscal 2010 annual stock option grants to our executive officers compared to their fiscal 2009 levels. The specific relative dollar amounts of the reduced fiscal 2010 grants were determined subjectively by our committee for the reasons described above and without any further reference to any specific benchmarking or survey data. The number of option shares represented by such fiscal 2010 grants was determined based on a fiscal 2009 fair value of $4.2522 per option share. The fair value of the option shares on the date of grant is reflected in the table below titled “Grants of Plan-Based Awards for Fiscal 2010.”

Fiscal 2010 Annual Option Grant
Name and Position	Fair Value ($)/Shares (#)
Neal R. Verfuerth Chief Executive Officer	$150,000/35,276
Michael J. Potts President and Chief Operating Officer	$50,000/11,759
John H. Scribante President of Orion Engineered Systems	$50,000/11,759
Scott R. Jensen Chief Financial Officer	$50,000/11,759
          Mr. Kackley’s option grant relating to 35,000 shares was determined through arm’s length negotiations in connection with his appointment as our president and chief operating officer in July 2009, and Mr. Scribante’s and Mr. Jensen’s special additional option grants, relating to 250,000 and 100,000 shares, respectively, were determined based on changes in their circumstances as described above and our management’s and our compensation committee’s subjective views of the levels of compensation and incentives appropriate for such circumstances.
          In May 2010, our management proposed, and our compensation committee approved, a long-term incentive award program for fiscal 2011. In order to promote key employee retention, give executives “skin in the game” and reward continuous strong corporate performance, our management recommended, and our compensation committee approved, the establishment of a pool of stock options covering 2% of our then outstanding shares, or 470,000 shares, for key employees. We have allocated these option grants by category of employee and/or position, with a total of 183,333 option shares granted to so-called “rainmakers,” including, among the NEOs, Messrs. Verfuerth and

Scribante, and a total of 36,667 option shares granted to other executives, a group that includes Messrs. Potts and Jensen, and a total of 250,000 option shares available for award to other key employees.
          The individual awards within each category and/or position of employee were allocated proportionately according to base salary within the applicable group. As a result of this apportionment, the fiscal 2011 option awards to our NEOs in May 2010 were as follows:

Fiscal 2011 Option Grant
Name and Position	Fair Value ($)/Shares (#)

Neal R. Verfuerth Chief Executive Officer	$77,307/34,207
Michael J. Potts President and Chief Operating Officer	$26,261/11,620
John H. Scribante President of Orion Engineered Systems	$37,813/16,731
Scott R. Jensen Chief Financial Officer	$23,343/10,329
          The number of shares resulting from the dollar amount of the option grants set forth in the table above are based on a fiscal 2010 fair value of $2.26 per option share. The options were granted with an effective date of the third business day after our fiscal 2010 earnings release with an exercise price equal to the closing price of a share of our Common Stock on such date. Mr. Kackley retired as our president and chief operating officer effective May 14, 2010 and therefore did not participate in the fiscal 2011 executive stock option grants.
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
          Perquisites and Other Personal Benefits. We provide perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable our executives to perform their duties and to enable us to attract and retain employees for key positions. We provide Mr. Verfuerth with a car allowance of $1,000 per month. Mr. Scribante participates in a program for our sales group under which we provide mileage reimbursement for business travel. We lease a corporate aircraft primarily for business travel by our executive officers and certain other employees to enable them to conduct business efficiently and securely during business flights and to eliminate some of the time inefficiencies associated with commercial travel, particularly given that our headquarters is not located in proximity to any major airports. During fiscal 2010, on a limited basis, we also permitted certain of our NEOs to use the aircraft for personal travel. We provided this limited benefit to enhance their ability to conduct business during personal travel, to increase their safety and security and to lessen the amount of time they must allocate to travel and away from company business.
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
Other Policies
          Policies On Timing of Option Grants. Our compensation committee and board of directors have adopted a policy on the timing of option grants, under which our compensation committee generally will make annual option grants beginning effective as of the date three business days after our next quarterly (or year-end) earnings release following the decision to make the grant, regardless of the timing of the decision. Our compensation committee has elected to grant and price option awards shortly following our earnings releases so that options are priced at a point in time when the most important information about our company then known to management and our board is likely to have been disseminated in the market.
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
          Executive Officer Stock Ownership Guidelines. One of the key objectives of our executive compensation program is alignment of the interests of our executive officers with the interests of our shareholders. We believe that ensuring that executive officers are shareholders and have a significant financial interest in our company is an effective means to accomplish this objective. In early fiscal 2011, our compensation committee recommended and our board of directors approved amended guidelines that fixed the number of shares required to be held.
          The number of shares now required to be held by our executive officers is as follows:

Number
Position	Of Shares

Chief Executive Officer	112,154
Chief Operating Officer	38,077
Executive Vice President	38,077
Chief Financial Officer	38,077
Senior Vice President	11,539
Vice President	11,539
          Executive officers are permitted to satisfy these ownership guidelines with shares of our Common Stock that they acquire through the exercise of stock options or other similar equity-based awards, through retention upon vesting of restricted shares or other similar equity-based awards and through direct share purchases. Our executive officers who were executive officers at the time of the adoption of the amended guidelines have until the fifth anniversary of the adoption to satisfy the ownership requirement. Newly appointed executive officers will have until the fifth anniversary of their appointment as executive officers to satisfy the ownership requirement. All of our executive officers have either satisfied the ownership requirement or have additional time to do so.
          Tax Considerations. In setting compensation for our NEOs, our compensation committee considers the deductibility of compensation under the Code. Section 162(m) of the Code prohibits us from taking a tax deduction for compensation in excess of $1.0 million that is paid to our chief executive officer and our NEOs, excluding our chief financial officer, and that is not considered “performance-based” compensation under Section 162(m). However, certain transition rules of Section 162(m) permit us to treat as performance-based compensation that is not subject to the $1.0 million cap on the following: (i) the compensation resulting from the exercise of stock options that we granted prior to our initial public offering; (ii) the compensation payable under bonus arrangements that were in place prior to our initial public offering; and (iii) compensation resulting from the exercise of stock options, or the vesting of restricted stock, that we may grant during the period that began after the closing of our initial public offering and generally ends on the date of our annual shareholders meeting that occurs in 2011. Our 2004 Stock and Incentive Awards Plan provides for the grant of performance-based compensation under Section 162(m). Our compensation committee may, however, approve compensation that will not meet the requirements of Section 162(m) in order to ensure competitive levels of total compensation for our executive officers.
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
Compensation Committee Report
          Our compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” contained in this Form 10-K/A with management. Since Ms. Rich first joined our compensation committee on June 23, 2010, she did not participate in the compensation decisions of the committee described herein nor did she review and discuss this “Compensation Discussion and Analysis” contained in this Form 10-K/A with management. Based on our compensation committee’s review and discussions with management, our compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.
Mark A. Williamson, Chair
Thomas A. Quadracci
Roland G. Stephenson
Summary Compensation Table for Fiscal 2010
          The following table sets forth for our NEOs the following information for each of the past three fiscal years or for such shorter period as the NEO has been an NEO: (i) the dollar amount of base salary earned; (ii) the dollar value of bonuses and non-equity incentive plan compensation earned; (iii) the grant date fair value, determined under Accounting Standards Codification Topic 718 (“ASC Topic 718”), for all equity-based awards held by our NEOs; (iv) all other compensation; and (v) the dollar value of total compensation.

					Non-Equity
				Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)		($)
Neal R. Verfuerth	2010	460,000	—	75,991	—	59,943	(3)	595,934
Chief Executive	2009	460,000	—	340,041	—	101,028		901,069	(4)
Officer(2)	2008	290,700	500,000	488,095	292,000	186,867	(5)	1,757,662

Scott R. Jensen	2010	173,750	—	336,464	—	144	(6)	510,358
Chief Financial Officer	2009	150,417	—	51,522	—	144		202,083

John H. Scribante	2010	225,000	—	482,831	—	—		707,831
President of Orion	2009	225,000	—	66,977	—	—		291,977
Engineered Systems	2008	150,000	—	—	60,000	2,802		212,802

James R. Kackley	2010	208,333	—	50,304	—	12,192	(7)	270,829
President and Chief Operating Officer(2)

Michael J. Potts	2010	225,000	—	25,331	—	16,194	(8)	266,525
President and Chief Operating Officer(2)

(1)	Represents the grant date fair value calculated pursuant to ASC Topic 718 for the indicated fiscal year. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements for our fiscal year ended March 31, 2010. For the grant to Mr. Scribante of an option to purchase 250,000 shares in fiscal 2010, which was subject to performance conditions, the grant date fair value is based on the probable outcome of the performance conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC Topic 718, excluding the effect of estimated forfeitures. The grant date fair value reflected in this column for this option award to Mr. Scribante is $457,500. The grant date fair value of the award assuming that the highest level of performance conditions will be achieved would have been $1,616,173.

(2)	Mr. Verfuerth was our president as well as our chief executive officer until July 22, 2009, when his duties as president were assumed by Mr. Kackley, who became our president and chief operating officer on that date. Mr. Kackley retired as our president and chief operating officer effective May 14, 2010, and Mr. Potts, formerly our executive vice president, was promoted to president and chief operating officer on July 21, 2010.

(3)	Includes (i) an automobile allowance of $12,000; (ii) $27,462 in life insurance premiums; and (iii) personal use of leased corporate aircraft with an aggregate incremental cost of $20,480.

(4)	Does not include $950,000 we paid to Mr. Verfuerth in fiscal 2009 in exchange for his intellectual property rights (See “Related Person Transactions”). This amount is excluded because the transaction was a purchase of property rights at fair value and not a compensatory transaction.

(5)	Includes (i) $23,832 in guarantee fees we paid to Mr. Verfuerth in exchange for his personal guarantee of certain of our outstanding indebtedness; (ii) $36,667 in forgiveness of outstanding indebtedness pursuant to Mr. Verfuerth’s prior employment agreement; (iii) $112,500 in intellectual property fees we paid to Mr. Verfuerth pursuant to his prior employment agreement; (iv) an automobile allowance of $12,000; and (v) $1,760 in life insurance premiums.

(6)	401(k) matching contribution.

(7)	Includes an automobile allowance and personal use of leased corporate aircraft.

(8)	Includes an automobile allowance and life insurance premiums.
Grants of Plan-Based Awards for Fiscal 2010
          As described above in the Compensation Discussion and Analysis, under our 2004 Stock and Incentive Awards Plan and employment agreements with certain of our NEOs, we granted stock options and non-equity incentive awards (i.e., cash bonuses) to certain of our NEOs in fiscal 2010. The following table sets forth information regarding all such stock options and awards.

			Estimated Future Payouts Under			Estimated Future Payouts Under			All Other Option
			Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards			Awards: Number of	Exercise	Grant Date
									Securities	Price of	Fair
		Date of							Underlying	Option	Value of
		Committee	Threshold	Target	Max	Threshold	Target	Max	Options	Awards	Option
Name	Grant Date	Action	($)	($)	($)	(#)	(#)	(#)	(#)(2)	($/Sh) (3)	Awards ($)(4)
Neal R. Verfuerth			368,000	460,000	552,000
	5/19/09	4/29/09							35,276	3.78	75,991
Scott R. Jensen			46,200	57,750	69,300
	5/19/09	4/29/09							11,759	3.78	25,331
	2/05/10	12/23/09							100,000	5.44	311,133
John H. Scribante			64,000	80,000	96,000
	5/19/09	4/29/09							11,759	3.78	25,331
	9/01/09	8/26/09				50,000	250,000	250,000		3.01	457,500
James R. Kackley			150,000	225,000	300,000
	8/03/09	7/15/09							35,000	3.49	50,304
Michael J. Potts			64,000	80,000	96,000
	5/19/09	4/29/09							11,759	3.78	25,331

(1)	Amounts in the three columns below represent possible payments for the cash bonus incentive compensation awards that we granted with respect to the performance period of fiscal 2010. No cash bonuses were paid for fiscal 2010. See “Elements of Compensation — Annual Cash Bonus Incentive Compensation” above for a discussion.

(2)	We granted the stock options listed in this column under our 2004 Stock and Incentive Awards Plan in fiscal 2010.

(3)	The exercise price per share is equal to closing market price of a share of our Common Stock on the grant date.

(4)	Represents the grant date fair value of the stock options computed in accordance with ASC Topic 718.

Outstanding Equity Awards at Fiscal 2010 Year End
          The following table sets out information on outstanding stock option awards held by our NEOs at the end of our fiscal 2010 on March 31, 2010, including the number of shares underlying both exercisable and unexercisable portions of each stock option, as well as the exercise price and expiration date of each outstanding option.

	Option Awards
	Number of	Number of
	Shares	Shares
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
Neal R. Verfuerth	—	35,276	(1)	3.78	05/19/2019
	21,782	87,129	(2)	5.35	08/08/2018
	104,546	100,000	(3)	2.20	12/20/2016
	180,958	—		4.49	07/27/2011
Scott R. Jensen	—	100,000	(4)	5.44	02/05/2020
	—	11,759	(5)	3.78	05/19/2019
	3,300	13,202	(6)	5.35	08/08/2018
	15,000	10,000	(7)	2.20	03/01/2017
	8,000	—		2.25	08/30/2014
John H. Scribante	100,000	150,000	(8)	3.01	09/01/2019
	—	11,759	(9)	3.78	05/19/2019
	4,290	17,162	(10)	5.35	08/08/2018
	20,000	20,000	(11)	2.50	06/02/2016
	25,000	—		2.25	07/31/2014
James R. Kackley	—	35,000	(12)	3.49	08/03/2019
	—	10,583	(13)	3.78	05/19/2019
	4,950	9,901	(14)	11.61	05/19/2018
	10,000	—		4.49	07/27/2017
	20,000	—		0.75	06/29/2015
Michael J. Potts	—	11,759	(15)	3.78	05/19/2019
	4,290	17,162	(16)	5.35	08/08/2018
	45,000	30,000	(17)	2.20	12/20/2016

(1)	The option will vest with respect to 7,055 shares on May 19 of each of 2010, 2011, 2012 and 2013 and with respect to 7,056 shares on May 19, 2014, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.

(2)	The option will vest with respect to 21,782 shares on August 8 of each of 2010, 2011 and 2012 and with respect to 21,783 shares on August 8, 2013, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.

(3)	The option will vest with respect to 50,000 shares on December 20 of each of 2010 and 2011, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.

(4)	The option will vest with respect to 20,000 shares on February 5 of each of 2011, 2012, 2013, 2014 and 2015, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

(5)	The option will vest with respect to 2,351 shares on May 19, 2010 and with respect to 2,352 shares on May 19 of each of 2011, 2012, 2013 and 2014, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

(6)	The option will vest with respect to 3,300 shares on August 8, 2010, and with respect to 3,301 shares on August

8 of each of 2011, 2012 and 2013, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

(7)	The option will vest with respect to 5,000 shares on March 1 of 2011 and 2012, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

(8)	The option will vest in 50,000 share increments when our Common Stock’s average closing price over five consecutive trading days equals or exceeds $6.00, $7.00 and $8.00 per share, respectively, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(9)	The option will vest with respect to 2,351 shares on May 19, 2010 and with respect to 2,352 shares on May 19 of each of 2011, 2012, 2013 and 2014, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(10)	The option will vest with respect to 4,290 shares on August 8 of each of 2010 and 2011, and with respect to 4,291 shares on August 8 of each of 2012 and 2013, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(11)	The option will vest on March 31, 2011, contingent on Mr. Scribante’s continued employment through the vesting date.

(12)	The option will become exercisable upon any termination of employment other than a termination for cause. The option became exercisable upon Mr. Kackley’s retirement as of May 14, 2010.

(13)	The option will vest with respect to 3,527 shares on May 19, 2010 and with respect to 3,528 shares on May 19, 2011 and 2012, contingent on Mr. Kackley’s continued service as a director through the applicable vesting date.

(14)	The option will become exercisable with respect to 4,950 shares on May 19, 2010 and with respect to 4,951 shares on May 19, 2011, contingent on Mr. Kackley’s continued service as a director through the applicable vesting date.

(15)	The option will vest with respect to 2,351 shares on May 19, 2010 and with respect to 2,352 shares on May 19 of each of 2011, 2012, 2013 and 2014, contingent on Mr. Potts’ continued employment through the applicable vesting date.

(16)	The option will vest with respect to 4,290 shares on August 8 of each of 2010 and 2011, and with respect to 4,291 shares on August 8 of each of 2012 and 2013, contingent on Mr. Potts’ continued employment through the applicable vesting date.

(17)	The option will vest with respect to 15,000 shares on December 20 of each of 2010 and 2011, contingent on Mr. Potts’ continued employment through the applicable vesting date.

Option Exercises for Fiscal 2010
          The following table sets forth information regarding the exercise of stock options that occurred during fiscal 2010 on an aggregated basis for each of our NEOs.

Option Awards
Number of Shares
	Acquired on	Value Realized
	Exercise	on Exercise
Name	(#)	($)(1)
Neal R. Verfuerth	—	—
Scott R. Jensen	—	—
John H. Scribante	78,000	98,869
James R. Kackley	48,000	74,600
Michael J. Potts	—	—

(1)	Represents the difference, if any, between the market price of a share of our Common Stock on the date of exercise of the shares purchased and the aggregate exercise price per share paid by the executive.
Payments Upon Termination or Change of Control
Employment Agreements
          Under their current employment agreements, our NEOs (other than Mr. Kackley, who retired as our president and chief operating officer effective May 14, 2010) are entitled to certain severance payments and other benefits upon a qualifying employment termination, including certain enhanced protections under such circumstances occurring after a change in control of our company. If the executive’s employment is terminated without “cause” or for “good reason” prior to the end of the employment period, the executive will be entitled to a lump sum severance benefit equal to a multiple (indicated in the table below) of the sum of his base salary plus the average of the prior three years’ bonuses; a pro rata bonus for the year of the termination; and COBRA premiums at the active employee rate for the duration of the executive’s COBRA continuation coverage period. To receive these benefits, the executive must execute and deliver to us (and not revoke) a general release of claims.
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

          The severance multiples, employment and renewal terms and restrictive covenants under the employment agreements, prior to any change of control occurring, are as follows:

		Employment	Renewal	Noncompete and
Executive	Severance	Term	Term	Confidentiality
Neal R. Verfuerth	2 × Salary + Avg. Bonus	2 Years	2 Years	Yes
Scott R. Jensen	1/2 × Salary + Avg. Bonus	1 Year	1 Year	Yes
John H. Scribante	1/2 × Salary + Avg. Bonus	1 Year	1 Year	Yes
Michael J. Potts	1 × Salary + Avg. Bonus	1 Year	1 Year	Yes
          Mr. Kackley retired as our president and chief operating officer effective May 14, 2010, terminating his employment agreement. He did not receive any severance, retirement or similar compensation under his employment agreement in connection with this retirement. Mr. Kackley continues to serve as a director of our company.
          We set the severance multiples, employment and renewal terms and restrictive covenants under the new employment agreements based on advice from Towers Watson received prior to our initial public offering that such multiples and terms were then consistent with general public company practice and our subjective belief at the time that these amounts and terms were necessary to provide our NEOs with compensation arrangements that will help us to retain and attract high-quality executives in a competitive job market. The severance multiples and employment and renewal terms vary among our individual NEOs based on the advice of Towers Watson received prior to our initial public offering that such multiples and terms were then consistent with general public company practice and our subjective judgment. We did not ascertain the basis or support for Towers Watson’s advice that such multiples and other terms are consistent with general public company practice.
          Our NEOs’ employment agreements also provide enhanced benefits following a change of control of our company. Upon a change of control, the executive’s employment term is automatically extended for a specified period, which varies among the individual executives as shown in the chart below. Following the change of control, the executive is guaranteed the same base salary and a bonus opportunity at least equal to 100% of the prior year’s target award and with the same general probability of achieving performance goals as was in effect prior to the change of control. In addition, the executive is guaranteed participation in salaried and executive benefit plans that provide benefits, in the aggregate, at least as great as the benefits being provided prior to the change of control.
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

Post Change
of Control
		Employment		Excise Tax
Executive	Severance	Term	Trigger	Gross-Up	Valley
Neal R. Verfuerth	3 × Salary + Avg. Bonus	3 Years	Double	No	Yes
Scott R. Jensen	1 × Salary + Avg. Bonus	1 Year	Double	No	Yes
John H. Scribante	1 × Salary + Avg. Bonus	1 Year	Double	No	Yes
Michael J. Potts	2 × Salary + Avg. Bonus	2 Years	Double	No	Yes
          Prior to our initial public offering, we set the post change of control severance multiples and employment terms under our NEOs’ employment agreements based on our belief at the time that these amounts and terms would provide appropriate levels of protection for our NEOs to enable them to focus their efforts on behalf of our company without undue concern for their employment or financial security following a change in control. In making this determination, our compensation committee considered information provided by Towers Watson prior to our initial public offering indicating that the proposed change of control severance multiples and employment terms were then generally consistent with the practices of Towers Watson’s surveyed companies.
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
Equity Plans
          Our equity plans provide for certain benefits in the event of certain changes of control. Under both our existing 2003 Stock Option Plan and our 2004 Stock and Incentive Awards Plan, if there is a change of control, our compensation committee may, among other things, accelerate the exercisability of all outstanding stock options and/or require that all outstanding options be cashed out. Our 2003 Stock Option Plan defines a change of control as the occurrence of any of the following:
•	With certain exceptions, any “person” (as such term is used in sections 13(d) and l4(d) of the Exchange Act), becomes a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities representing more than 50% of the voting power of our then outstanding securities.

•	Our shareholders approve (or, if shareholder approval is not required, our board approves) an agreement providing for (i) our merger or consolidation with another entity where our shareholders immediately prior to the merger or consolidation will not beneficially own, immediately after the merger or consolidation, securities of the surviving entity representing more than 50% of the voting power of the then outstanding securities of the surviving entity, (ii) the sale or other disposition of all or substantially all of our assets, or (iii) our liquidation or dissolution.

•	Any person has commenced a tender offer or exchange offer for 30% or more of the voting power of our then outstanding shares.

•	Directors are elected such that a majority of the members of our board shall have been members of our board for less than two years, unless the election or nomination for election of each new director who was not a director at the beginning of such two-year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.
     A change of control under our 2004 Stock and Incentive Awards Plan generally occurs when a third party acquires 20% or more of our outstanding stock, there is a hostile board election, a merger occurs in which our shareholders cease to own 50% of the equity of the successor, or we are liquidated or dissolved or substantially all of our assets are sold.
Payments Upon Termination
     The following table summarizes the estimated value of payments and other benefits to which our NEOs would have been entitled under the employment agreements and equity plans described above upon certain terminations of employment, assuming, solely for purposes of such calculations, that (i) the triggering event or events occurred on March 31, 2010 and (ii) in the case of a change of control, the vesting of all stock options held by our NEOs was accelerated.

		Before Change in	After Change in
		Control Without	Control Without
		Cause or for Good	Cause or for
Name	Benefit	Reason ($)	Good Reason ($)
Neal R. Verfuerth	Severance	1,114,666	1,671,999
	Pro Rata Target Bonus	460,000	460,000
	Benefits	13,663	13,663
	Acceleration of
	Options	—	309,509
	Excise Tax Cut-Back	—	—
	Total	1,588,329	2,455,171

Scott R. Jensen	Severance	104,167	208,333
	Pro Rata Target Bonus	57,750	57,750
	Benefits	20,762	20,762
	Acceleration of
	Options	—	40,169
	Excise Tax Cut-Back	—	—
	Total	182,679	327,014

John H. Scribante	Severance	130,834	261,667
	Pro Rata Target Bonus	80,000	80,000
	Benefits	—	—
	Acceleration of
	Options	—	344,669
	Excise Tax Cut-Back	—	—
	Total	210,834	686,336

		Before Change in	After Change in
		Control Without	Control Without
		Cause or for Good	Cause or for
Name	Benefit	Reason ($)	Good Reason ($)

Michael J. Potts	Severance	248,333	496,666
	Pro Rata Target Bonus	80,000	80,000
	Benefits	20,762	20,762
	Acceleration of
	Options	—	94,169
	Excise Tax Cut-Back	—	—
	Total	349,095	691,597

Total		2,330,937	4,160,118

Payments Upon Change of Control (No Termination)
     If a change of control had occurred at the end of our fiscal 2010 on March 31, 2010, and our compensation committee had cashed out all of the stock options then held by our NEOs, whether or not vested, for a payment equal to the product of (i) the number of shares underlying such options and (ii) the excess, if any, of the closing price per share of our Common Stock on such date and the exercise price per share of such options, our NEOs would have received approximately the following benefits:

		Weighted Average
	Number of Option	Exercise
	Shares Cashed Out	Price per Option
Name	(#)	Share ($)	Value Realized ($)
Neal R. Verfuerth	529,691	$3.74	$616,966
Scott R. Jensen	161,261	4.65	40,444
Michael J. Potts	108,211	3.00	206,017
John H. Scribante	348,211	3.07	638,267
RISK ASSESSMENT OF OUR COMPENSATION POLICIES AND PRACTICES
     We believe that we have designed a balanced approach to our compensation programs that rewards both our NEOs and other key employees for achieving our annual and longer-term strategic objectives and financial and business performance goals that we believe will help us achieve sustained growth and success over the long term. We believe that our compensation committee has structured our total executive compensation to ensure that there is a focus on incentivizing and rewarding both near-term financial performance and sustained long-term shareholder appreciation. While it is possible that the pursuit of our strategic objectives and our annual financial performance targets that determine our annual bonus payouts may lead to employee behavior that may increase certain risks to our company, we believe that we have designed our compensation programs to help mitigate against such concerns and to help ensure that our compensation practices and decisions are consistent with our strategic business plan and our enterprise risk profile.
     At its meetings in April, May and June 2010, our compensation committee conducted a review of our compensation policies and practices to assess whether any risks arising from such policies and practices are reasonably likely to materially adversely affect our company. In this regard, our compensation committee took the following actions:
•	Identified our material compensation arrangements and categorized them according to the levels of potential risk-taking behaviors that our compensation committee believes they may encourage.

•	Met with our chief financial officer to develop a better understanding of our enterprise risk profile and the material risks, including reputational risk and those described under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, that we face and the relationship of our compensation policies and practices to those identified enterprise-related risks.

•	Evaluated the levels of potential risk-taking that may be encouraged by each material compensation arrangement to determine whether it is appropriate in the context of our overall compensation arrangements, our objectives for our compensation arrangements, our strategic goals and objectives and our enterprise risk profile.

•	Identified and evaluated the likely effectiveness of the risk-mitigation attributes contained in our compensation policies and practices, as set forth below.
     As part of its review of our compensation policies and practices, our compensation committee identified the following attributes that it believes help to mitigate against the potential for excessive or unnecessary risks to be realized by our company as a result of our compensation policies and practices:
•	We believe that we have set base salaries at a sufficient level to discourage excessive or unnecessary risk taking. We believe that base salary, as a non-variable element of compensation, helps to moderate the incentives to incur risk in the pursuit of increased financial performance metrics that are directly tied to the payment of variable elements of compensation. To perform its moderating function, we believe that base salary should make up a substantial portion of target total compensation. Our NEOs’ fiscal 2010 base salaries were, on average, approximately 74% of their fiscal 2010 total actual compensation. Although we do not expect base salaries to continue to comprise such a significant portion of total actual compensation, we intend for base salary to make up a substantial portion of target total compensation in future years. We also did not increase base salaries for executives in either fiscal 2010 or fiscal 2011 pending significantly improved operating results.

•	Our annual bonus plan financial performance goals are directly tied to and support our strategic business plan and are based upon annual operating budget levels that are reviewed and approved by our board of directors and that we believe are attainable at their targeted levels without the need to (i) take excessive or unnecessary risks; (ii) take actions that would violate our Code of Conduct; or (iii) make material changes to our long-term business strategy or our methods of management or operation. We use the same bonus pool for all employees, and we must achieve a very high threshold of profitability and adjustments are made for employee efficiency and for quantifiable employee errors.

•	We use two different corporate financial performance metrics, revenue and operating income, under our annual bonus plan to determine the total amount of our annual bonus payments to our named executive officers and certain other management-level employees, and we also use divisional financial performance metrics to determine the annual bonuses of our two division heads. We believe that using different financial metrics helps to mitigate excessive or unnecessary risk taking and the motivation to focus on achieving any single financial performance measure that is directly tied to the amount of our annual bonus payments.

•	Our long-term incentive plan awards are all equity-based so that employees who receive these equity-based awards may only realize value through the sustained long-term appreciation of our shareholder value. We also believe that the overall size of the pool is moderate.

•	Our stock option awards under our long-term incentive plan generally are subject to multi-year vesting periods, which we believe fosters employee retention and further helps to mitigate against taking short-term risks, while encouraging our employees to focus on the sustained growth of our company over the long term.

•	We have implemented stock ownership guidelines and equity retention requirements for all of our executive officers, which we believe help to focus them on long-term stock price appreciation and sustainability.
     Subsequent to fiscal 2010, our board of directors decided that it would be prudent to adopt a so-called “clawback” policy as an additional risk mitigation provision. As a result, our new clawback policy calls on our board of directors to require reimbursement from any officer of an amount equal to the amount of any overpayment or overrealization of any incentive compensation paid to, or realized by, the officer if:

•	The payment or vesting of incentive compensation was predicated upon the achievement of certain company financial or operating results with respect to the applicable performance period that were subsequently the subject of a material financial statement restatement (other than a restatement due to subsequent changes in generally accepted accounting principles, policies or practices) that adversely affects our prior announced or stated financial results, financial condition or cash flows;

•	In our board’s view, the recipient engaged in misconduct that caused, partially caused or otherwise contributed to the need for the financial statement restatement; and

•	Vesting would not have occurred, or no payment or a lower payment would have been made to the recipient, based upon our restated financial results, financial condition or cash flow.
DIRECTOR COMPENSATION
          Our compensation committee retained Towers Watson to provide it with recommendations regarding our compensation program for non-employee directors subsequent to our initial public offering. Based on Towers Watson’s recommendations, our compensation committee then recommended that our board of directors adopt, and our board of directors then did adopt, the following compensation program for our non-employee directors which became effective upon the closing of our initial public offering: (a) an annual retainer of $40,000, payable in cash or shares of our Common Stock at the election of the recipient; (b) an annual stock option grant, vesting ratably over three years, with a grant date fair value of $45,000; (c) an annual retainer of $15,000 for each of the independent chairman of our board of directors, the independent lead director and the chairman of the audit and finance committee of our board of directors, payable in cash or shares of Common Stock at the election of the recipient; and (d) an annual retainer of $10,000 for each of the chairmen of the compensation committee and the nominating and corporate governance committee of our board of directors, payable in cash or shares of Common Stock at the election of the recipient. In order to attract potential new independent directors in the future, our board of directors has retained the flexibility to make an initial stock option or other form of equity-based grant or a cash award to any such new non-employee directors upon joining our board.
          In fiscal 2010, our compensation committee recommended and our board of directors approved amended guidelines that fixed the number of shares required to be held at 25,000 shares. Directors are permitted to satisfy these ownership guidelines with shares of our Common Stock that they acquire through the exercise of stock options or other similar equity-based awards, through retention upon vesting of restricted shares or other similar equity-based awards and through direct share purchases. Our directors who were directors at the time of the adoption of the amended guidelines have until the fifth anniversary of the adoption to satisfy the ownership requirement. Newly elected directors will have until the fifth anniversary of their election to satisfy the ownership requirement. All of our directors have either satisfied the ownership requirement or have additional time to do so.
Director Compensation for Fiscal 2010
          The following table summarizes the compensation of our non-employee directors for fiscal 2010. As employee directors, none of Messrs. Verfuerth, Kackley or Potts received any compensation for their service as directors, and they are therefore omitted from the table. Ms. Rich and Mr. Schueller are omitted from the table because they were not directors in fiscal 2010. We reimbursed each of our directors, including our employee directors, for expenses incurred in connection with attendance at meetings of our board and its committees.

	Fees Earned	Option
	or Paid in	Awards	All Other
Name	Cash ($)(1)	($)(2)(3)	Compensation ($)	Total ($)
Michael W. Altschaefl (4)	27,500	9,508	—	37,008
Russell Flaum(5)	41,667	18,816	—	60,483
James R. Kackley(6)	35,000	18,816	—	53,816
Thomas A. Quadracci	57,500	18,816	—	76,316
Roland G. Stephenson	40,000	18,816	—	58,816
Mark C. Williamson(7)	33,333	18,816	—	52,149

(1)	As permitted under our compensation program for non-employee directors, the following directors elected to received the following portions of their fiscal 2010 retainer in shares of our Common Stock: Mr. Altschaefl — $27,500, which equated to 6,137 shares; Mr. Stephenson — $20,000, which equated to 5,074 shares.

(2)	Represents the grant date fair value of the awards pursuant to ASC Topic 718. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements for our fiscal year ended March 31, 2010.

(3)	The aggregate number of option awards outstanding as of March 31, 2010 for each non-employee director was as follows: Mr. Quadracci held options to purchase 35,434 shares of our Common Stock at a weighted average exercise price of $7.26 per share; Mr. Williamson held options to purchase 10,583 shares of our Common Stock at a weighted average exercise price of $3.78 per share; Mr. Altschaefl held options to purchase 5,291 shares of our Common Stock at a weighted average exercise price of $3.81 per share; and Mr. Stephenson held options to purchase 18,009 shares of our Common Stock at a weighted average exercise price of $3.46 per share. All options vest ratably over a three-year continued board service period.

(4)	Mr. Altschaefl was appointed to our board of directors on October 28, 2009.

(5)	Mr. Flaum retired from our board of directors on October 28, 2009.

(6)	As disclosed above, on July 22, 2009, Mr. Kackley became our president and chief operating officer. He retired from those positions effective May 14, 2010 but remains a director of our company.

(7)	Mr. Williamson was appointed to our board of directors on April 29, 2009.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 12, 2010, by:
•	each person (or group of affiliated persons) known to us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and current executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Under these rules, beneficial ownership also includes any shares as to which the individual or entity has the right to acquire beneficial ownership of within 60 days of July 12, 2010, through the exercise of any warrant, stock option or other right. Except as noted by footnote, and subject to community property laws where applicable, we believe that the shareholders named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

     Except as set forth below, the address of all shareholders listed under “Directors and executive officers” is c/o Orion Energy Systems, Inc. 2210 Woodland Drive, Manitowoc, WI 54220.

	Shares Beneficially Owned
	Number	Percentage of Outstanding
Directors and executive officers
Neal R. Verfuerth(1)	3,113,994	13.5%
James R. Kackley(2)	256,403	1.1
John Scribante(3)	179,746	*
Scott R. Jensen(4)	43,951	*
Michael J. Potts(5)	448,283	2.0
Michael W. Altschaefl(6)	10,111	*
Thomas A. Quadracci(7)	90,003	*
Elizabeth G. Rich	1,091	*
Thomas N. Schueller(8)	500	*
Roland G. Stephenson(9)	15,238	*
Mark C. Williamson(10)	3,527	*
All current directors and executive officers as a group (13 individuals)(11)	4,911,557	21.0%
Principal shareholders
GE Capital Equity Investments, Inc.(12)	1,774,832	7.9%

*	Indicates less than 1%.

(1)	Consists of (i) 1,877,861 shares of Common Stock; (ii) 773,326 shares of Common Stock held by Mr. Verfuerth’s wife; (iii) 336,123 shares of Common Stock issuable upon the exercise of vested and exercisable options; and (iv) 126,634 shares of Common Stock issuable upon the exercise of vested and exercisable options held by Mr. Verfuerth’s wife. The number does not reflect (i) 227,775 shares of Common Stock subject to options held by Mr. Verfuerth and (ii) 20,999 shares of Common Stock subject to options held by Mr. Verfuerth’s wife that will not become exercisable within 60 days of July 12, 2010.

(2)	Consists of (i) 187,976 shares of Common Stock; (ii) 23,427 shares of Common Stock issuable upon the exercise of vested and exercisable options; and (iii) 45,000 shares of Common Stock beneficially owned by Mr. Kackley’s grandchildren. The number does not include 66,919 shares of Common Stock subject to options held by Mr. Kackley that will not become exercisable within 60 days of July 12, 2010.

(3)	Consists of (i) 23,815 shares of Common Stock owned by Garden Villa on 3rd LLP; and (iii) 155,931 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 209,011 shares of Common Stock subject to options held by Mr. Scribante that will not become exercisable within 60 days of July 12, 2010.

(4)	Consists of (i) 12,000 shares of Common Stock; and (ii) 31,951 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 139,639 shares of Common Stock subject to options held by Mr. Jensen that will not become exercisable within 60 days of July 12, 2010.

(5)	Consists of (i) 392,352 shares of Common Stock and (ii) 55,931 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 63,900 shares of Common Stock subject to options held by Mr. Potts that will not become exercisable within 60 days of July 12, 2010.

(6)	Consists of 10,111 shares of Common Stock. The number does not include 25,203 shares of Common Stock subject to options held by Mr. Altschaefl that will not become exercisable within 60 days of July 12, 2010.

(7)	Consists of (i) 62,976 shares of Common Stock; (ii) 3,600 shares of Common Stock held by Mr. Quadracci’s wife; and (iii) 23,427 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 31,919 shares of Common Stock subject to options held by Mr. Quadracci that will not become exercisable within 60 days of July 12, 2010.

(8)	Consists of 500 shares of Common Stock. The number does not include 19,912 shares of Common Stock subject to options held by Mr. Schueller that will not become exercisable within 60 days of July 12, 2010.

(9)	Consists of (i) 9,236 shares of Common Stock; and (ii) 6,002 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 31,919 shares of Common Stock subject to options held by Mr. Stephenson that will not become exercisable within 60 days of July 12, 2010.

(10)	Consists of 3,527 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 26,968 shares of Common Stock subject to options held by Mr. Williamson that will not become exercisable within 60 days of July 12, 2010.

(11)	Includes 833,513 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 994,992 shares of Common Stock subject to options that will not become exercisable within 60 days of July 12, 2010.

(12)	The address of GE Capital Equity Investments, Inc., which we refer to as “GECEI,” is 201 Merritt 7, Norwalk, Connecticut 06851. Other than share ownership percentage information, the information set forth is as of December 31, 2008, as reported by GECEI in its Schedule 13G filed with us and the SEC.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table represents shares outstanding under our 2003 Stock Option Plan and our 2004 Equity Incentive Plan as of March 31, 2010.
Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future
	Issued upon	Weighted-Average	Issuances under the
	Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans (2)
Equity compensation plans approved by security holders (1)	3,546,249	$3.66	569,690

(1)	Approved before our initial public offering.

(2)	Excludes shares reflected in the column titled “Number of Securities to be Issued upon Exercise of Outstanding Options.”
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
     Each of our executive officers, directors or nominees for director is required to disclose to our audit and finance committee certain information relating to related person transactions for review, approval or ratification by our audit and finance committee. In making a determination about approval or ratification of a related person transaction, our audit and finance committee will consider the information provided regarding the related person transaction and whether consummation of the transaction is believed by the committee to be in our best interests. Our audit and finance committee may take into account the effect of a director’s related person transaction on the director’s status as an independent member of our board of directors and eligibility to serve on committees of our board under SEC rules and the listing standards of the NYSE Amex. Any related person transaction must be disclosed to our full board of directors.
Related Person Transactions
     Set forth below are certain related person transactions that occurred in our fiscal year 2010. Based on our experience in the business sectors in which we participate and the terms of our transactions with unaffiliated third persons, we believe that all of the transactions set forth below (i) were on terms and conditions that were not materially less favorable to us than could have been obtained from unaffiliated third parties and (ii) complied with the terms of our policies and procedures regarding related person transactions. All of the transactions set forth below have been ratified by our audit and finance committee.
Thomas A. Quadracci
     During fiscal 2010, we received an aggregate of $29,000 for products and services we sold to Quad/Graphics, Inc. In addition, during fiscal 2010, we purchased an aggregate of $30,000 of products and services from Quad/Graphics, Inc. Thomas A. Quadracci, who has been one of our directors since 2006, was the executive chairman of Quad/Graphics, Inc. until January 1, 2007 and is a shareholder of Quad/Graphics, Inc.
Roland G. Stephenson
     During fiscal 2010, we received an aggregate of $86,000 for products and services we sold to Faith Technologies, Inc. In addition, during fiscal 2010, we purchased an aggregate of $171,000 of products and services from Faith Technologies, Inc. Roland G. Stephenson, who has been one of our directors since 2008, is the chief executive officer and a significant shareholder of Faith Technologies, Inc.
James R. Kackley
     In February 2009, we entered into a charitable gift and corporate stock repurchase agreement with James R. Kackley, who was at the time one of our directors and who served as our president and chief operating officer during part of fiscal 2010. Pursuant to the agreement, we became obligated to purchase from a charitable organization shares of our Common Stock worth $500,000 to be gifted to the organization by Mr. Kackley. The purchases were to take place on five advance specified dates, all of which have since occurred. The dollar amount that we paid for the shares was fixed at an aggregate of $500,000, and the number of shares repurchased varied according to the closing price of our Common Stock on the day prior to the specified purchase dates.
Neal R. Verfuerth
     In fiscal 2009, Josh Kurtz and Zach Kurtz, two of our national account managers, received $156,103 and $145,260, respectively, of compensation from us in their capacities as employees. Messrs. Kurtz and Kurtz are the sons of Neal R. Verfuerth, our chairman and chief executive officer.
Director Independence
     Our board has determined that each of Ms. Rich and Messrs. Altschaefl, Quadracci, Schueller, Stephenson and Williamson is independent under listing standards of the NYSE Amex. Our board generally uses the director independence standards set forth by the NYSE Amex as its subjective independence criteria for directors, and then makes an affirmative determination as to each director’s independence by taking into account other, objective criteria as applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Grant Thornton, LLP (which we refer to as “GT”) has been our independent registered public accounting firm for the past several years and audited our consolidated balance sheets as of March 31, 2010 and March 31, 2009, and the consolidated statements of operations, shareholders’ equity, income (loss) and cash flows for each of years in the three-year period ended March 31, 2010, as stated in their report appearing in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Our audit and finance committee has selected GT to be our independent registered public accounting firm for the fiscal year 2011. In doing so, the committee considered the results from its review of GT’s independence, including (i) all relationships between GT and our company and any disclosed relationships or services that may impact their objectivity and independence; (ii) GT’s performance and qualification as an independent registered public accounting firm; and (iii) the fact that the GT engagement audit partner is rotated on a regular basis as required by applicable laws and regulations.
     Our audit and finance committee charter does not require that our shareholders ratify the selection of GT as our independent registered public accounting firm. We are doing so because we believe it is a matter of good corporate governance practice. If our shareholders do not ratify the selection, our audit and finance committee may reconsider whether to retain GT, but still may retain the firm. Even if the selection is ratified, our audit and finance committee, in its discretion, may change the appointment at any time during the year if it determines that such a change would be in the best interests of us and our shareholders.
     Representatives of GT will be present at our annual meeting. They will have the opportunity to make a statement if they so desire and to respond to appropriate questions.
     The following table presents fees billed for professional services rendered for the audit of our annual financial statements for fiscal 2010 and fiscal 2009 and fees billed for other services rendered during fiscal 2010 and fiscal 2009 by GT:

	Fiscal 2010	Fiscal 2009
Audit fees(1)	$292,844	$316,234
Audit-related fees(2)	14,648	11,677
Tax fees(3)	72,431	101,725
Total fees	$379,923	$429,636

(1)	Represents the aggregate fees billed for the integrated audit of our fiscal 2010 and 2009 financial statements, respectively, review of quarterly financial statements and attendance at audit committee meetings and shareholder meetings.

(2)	Represents the aggregate fees billed for audit of our benefit plans.

(3)	Represents the aggregate fees billed for tax compliance.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements

     Our financial statements are set forth in Item 8 of the Form 10-K filed on June 14, 2010.
     (b) Financial Statement Schedule
     The financial statement schedules are as listed under Part IV, Item 15 of the Form 10-K filed on June 14, 2010.
     The Exhibit Index under Part IV, Item 15 of the Form 10-K filed on June 14, 2010 is hereby amended and replaced in its entirety by the following:
EXHIBIT INDEX

Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 3.1.

3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.5 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 3.2.

4.1	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc., filed as Exhibit 4.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.1.

4.2	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc. , filed as Exhibit 4.4 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 4.2.

4.3	Rights Agreement, dated as of January 7, 2009, between Orion Energy Systems, Inc. and Wells Fargo Bank, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights, filed as Exhibit 4.1 to the Registrant’s Form 8-A filed January 8, 2009 (File No. 001-33887), is hereby incorporated by reference as Exhibit 4.3.

10.1	Credit Agreement, dated June 30, 2010, by and among Orion Energy Systems, Inc., Orion Asset Management, LLC, Clean Energy Solutions, LLC and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 2, 2010 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.1.

10.2	Orion Energy Systems, Inc. 2003 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.2.[1]

10.3	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2003 Stock Option Plan, filed as Exhibit 10.7 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.3. [1]

10.4	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.4. [1]

10.5	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.5.[1]

10.6	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.11 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.6.[1]

10.7	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan. [1,2]

10.8	Summary of Non-Employee Director Compensation, filed as Exhibit 10.15 to the Registrant’s Form S-1 filed November 16, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.8.[1]

10.9	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Daniel J. Waibel, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.9.[1]

Number	Exhibit Title
10.10	Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.10.[1]

10.11	Executive Employment and Severance Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.11.[1]

10.12	Executive Employment and Severance Agreement, dated April 14, 2008, by and between Orion Energy Systems, Inc. and Neal R. Verfuerth, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 18, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.12.[1]

10.13	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Scott R. Jensen, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference as Exhibit 10.13.[1]

10.14	Patent and Trademark Security Agreement by and between Orion Energy Systems, Inc. and Wells Fargo Bank, National Association, Acting Through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, filed as Exhibit 10.13 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.14.

10.15	Patent and Trademark Security Agreement by and between Great Lakes Energy Technologies, LLC and Wells Fargo Bank, National Association, Acting Through its Wells Fargo Business Credit Operating Division, dated December 22, 2005, filed as Exhibit 10.14 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference as Exhibit 10.15.

10.16	Letter Agreement, dated as of August 27, 2009, between the Company and John H. Scribante, filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 2, 2009, is hereby incorporated by reference as Exhibit 10.16.[1]

10.17	Executive Employment and Severance Agreement, dated September 8, 2009, by and between Stuart L. Ralsky and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, is hereby incorporated by reference as Exhibit 10.17.[1]

21.1	Subsidiaries of Orion Energy Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.[2]

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.[2]

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[2]

[1]	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

[2]	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2010.

ORION ENERGY SYSTEMS, INC.
By:	/s/ Neal R. Verfuerth
Neal R. Verfuerth
Chairman and Chief Executive Officer