Form 10-Q
period 2010-06-30
ORION ENERGY SYSTEMS, INC.
filed 2010-08-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 22,608,691 shares of the Registrant’s common stock outstanding on August 5, 2010.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended June 30, 2010

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2010	2010

Assets
Cash and cash equivalents	$23,364	$16,196
Short-term investments	1,000	1,007
Accounts receivable, net of allowances of $382 and $335	14,617	11,653
Inventories, net	25,991	30,027
Deferred tax assets	—	170
Prepaid expenses and other current assets	2,974	4,561

Total current assets	67,946	63,614
Property and equipment, net	30,500	31,923
Patents and licenses, net	1,590	1,595
Deferred tax assets	2,610	3,152
Other long-term assets	975	1,268

Total assets	$103,621	$101,552

Liabilities and Shareholders’ Equity
Accounts payable	$7,761	$6,452
Accrued expenses and other	3,844	3,449
Deferred tax liabilities	44	—
Current maturities of long-term debt	562	583

Total current liabilities	12,211	10,484
Long-term debt, less current maturities	3,156	3,002
Deferred revenue, long-term	186	648
Other long-term liabilities	398	400

Total liabilities	15,951	14,534

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2010 and June 30, 2010; no shares issued and outstanding at March 31, 2010 and June 30, 2010	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2010 and June 30, 2010; shares issued: 29,911,203 and 30,080,634 at March 31, 2010 and June 30, 2010; shares outstanding: 22,442,380 and 22,595,903 at March 31, 2010 and June 30, 2010	—	—
Additional paid-in capital	122,515	122,969
Treasury stock: 7,468,823 and 7,484,731 common shares at March 31, 2010 and June 30, 2010	(32,011)	(32,062)
Accumulated deficit	(2,834)	(3,889)

Total shareholders’ equity	87,670	87,018

Total liabilities and shareholders’ equity	$103,621	$101,552

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2009	2010
Product revenue	$10,677	$13,469
Service revenue	1,951	1,219

Total revenue	12,628	14,688
Cost of product revenue	7,872	8,525
Cost of service revenue	1,255	917

Total cost of revenue	9,127	9,442

Gross profit	3,501	5,246
Operating expenses:
General and administrative	3,163	2,945
Sales and marketing	3,152	3,590
Research and development	419	610

Total operating expenses	6,734	7,145

Loss from operations	(3,233)	(1,899)
Other income (expense):
Interest expense	(56)	(70)
Dividend and interest income	123	10

Total other income (expense)	67	(60)

Loss before income tax	(3,166)	(1,959)

Income tax benefit	(393)	(904)

Net loss	$(2,773)	$(1,055)

Basic net loss per share attributable to common shareholders	$(0.13)	$(0.05)
Weighted-average common shares outstanding	21,588,364	22,523,107
Diluted net loss per share attributable to common shareholders	$(0.13)	$(0.05)
Weighted-average common shares outstanding	21,588,364	22,523,107
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2009	2010

Operating activities
Net loss	$(2,773)	$(1,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	679	908
Stock-based compensation expense	320	248
Deferred income tax benefit	(997)	(756)
Change in allowance for notes and accounts receivable	22	(47)
Other	5	19
Changes in operating assets and liabilities:
Accounts receivable	76	3,011
Inventories	(758)	(4,036)
Prepaid expenses and other	872	(1,153)
Accounts payable	(3,432)	(1,309)
Accrued expenses	(331)	(395)

Net cash used in operating activities	(6,317)	(4,565)
Investing activities
Purchase of property and equipment	(1,795)	(580)
Purchase of property and equipment held under operating leases	(509)	(1,721)
Purchase of short-term investments	(669)	(7)
Additions to patents and licenses	(12)	(35)
Long term investments	—	(206)

Net cash used in investing activities	(2,985)	(2,549)
Financing activities
Payment of long-term debt	(215)	(133)
Repurchase of common stock into treasury	(150)	—
Deferred financing costs	—	(57)
Proceeds from issuance of common stock	365	136

Net cash provided by (used in) financing activities	—	(54)

Net decrease in cash and cash equivalents	(9,302)	(7,168)
Cash and cash equivalents at beginning of period	36,163	23,364

Cash and cash equivalents at end of period	$26,861	$16,196

Supplemental cash flow information:
Cash paid for interest	$73	$63
Cash paid for income taxes	30	28
Supplemental disclosure of non-cash investing and financing activities:

Shares surrendered into treasury for stock option exercise	$—	$51
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
Reclassifications
Certain items have been reclassified from the fiscal year 2010 classifications to conform to the fiscal year 2011 presentation. The reclassification had no effect on net cash provided by operating activities, total assets, net income or earnings per share.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2011 or other interim periods.
The condensed consolidated balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the Securities and Exchange Commission on June 14, 2010.
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

Short-term investments available for sale
The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2010 and June 30, 2010 were as follows (in thousands):

	March 31, 2010
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$22,297	$—	$—	$22,297	$22,297	$—
Bank certificate of deposit	1,000	—	—	1,000	—	1,000

Total	$23,297	$—	$—	$23,297	$22,297	$1,000

	June 30, 2010
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$553	$—	$—	$553	$553	$—
Bank certificate of deposit	1,007	—	—	1,007	—	1,007

Total	$1,560	$—	$—	$1,560	$553	$1,007

As of March 31, 2010 and June 30, 2010, the Company’s financial assets described in the table above were measured at fair value on a recurring basis employing quoted prices in active markets for identical assets (level 1 inputs).
Fair value of financial instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is also approximately equal to its fair value.
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
Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from Orion Throughput Agreements, or OTA, or Orion Virtual Power Plant, or OVPP lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 7.25%. As of June 30, 2010, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2011	$178
Fiscal 2012	338
Fiscal 2013	338
Fiscal 2014	270
Fiscal 2015	135

Total gross receivable	1,259
Less: amount representing interest	(190)

Net contracts receivable	$1,069

Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2010 and June 30, 2010, the Company had inventory obsolescence reserves of $756,000 and $755,000.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following (in thousands):

	March 31,	June 30,
	2010	2010
Raw materials and components	$11,107	$10,525
Work in process	669	834
Finished goods	14,215	18,668

	$25,991	$30,027

Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31,	June 30,
	2010	2010
Land and land improvements	$1,436	$1,436
Buildings	14,072	14,205
Furniture, fixtures and office equipment	8,201	12,683
Plant equipment	7,627	7,665
Construction in progress	6,777	4,438

	38,113	40,427
Less: accumulated depreciation and amortization	(7,613)	(8,504)

Net property and equipment	$30,500	$31,923

Equipment included above under capital leases was as follows (in thousands):

	March 31,	June 30,
	2010	2010
Equipment	$25	$25
Less: accumulated amortization	(20)	(21)

Net equipment	$5	$4

The Company capitalized $21,000 and none of the interest costs for construction in progress for the three months ended June 30, 2009 and 2010. As of June 30, 2010, the Company owned equipment leased to customers under OTAs, OVPPs, and solar power purchase (PPA) agreements of $6.5 million, net of depreciation of $0.5 million.
Patents and Licenses
Patents and licenses are amortized over their estimated useful life, ranging from 7 to 17 years, using the straight line method.
Other Long-Term Assets
Other long-term assets include $27,000 and $84,000 of deferred financing costs as of March 31, 2010 and June 30, 2010.
Accrued Expenses
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, sales tax payable and other various unpaid expenses. Accrued legal costs amounted to $1.2 million as of June 30, 2010 and March 31, 2010.
The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.

Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2010
Beginning of period	$55	$60
Provision to cost of product revenue	10	48
Charges	—	(49)

End of period	$65	$59

Revenue Recognition
The Company offers a financing program called an OVPP or OTA for a customer’s lease of the Company’s energy management systems. The OVPP or OTA is structured as an operating lease and upon successful installation of the system and customer acknowledgement that the system is operating as specified, revenue is recognized on a monthly basis over the life of the OVPP or OTA contract, typically a 12-month renewable agreement with a maximum term of between two and five years.
The Company offers a financing program called a PPA for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgement that the system is operating as specified, revenue is recognized on a monthly basis over the life of the PPA contract, typically in excess of 10 years.
Other than for OVPP, OTA and PPA sales, revenue is recognized when the following four criteria are met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured
These four criteria are met for the Company’s product only revenue upon shipment of the product and title passing to the customer. At that time, the Company provides for estimated costs that may be incurred for product warranties and sales returns. Revenues are presented net of sales tax and other sales related taxes.
For sales contracts consisting of multiple elements of revenue, such as a combination of product sales and services, the Company determines revenue by allocating the total contract revenue to each element based on the relative fair values.
Services other than installation and recycling that are completed prior to shipment of the product are recognized upon shipment and are included in product revenue as evidence of fair value does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management.
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
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $415,000 and $270,000 as of March 31, 2010 and June 30, 2010.
Deferred revenue relates to advance customer billings, energy efficiency rebates received related to OVPP or OTA contracts and a separate obligation to provide maintenance on OVPP or OTA contracts and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OVPP or OTA contract is executed.

Deferred revenue was comprised of the following (in thousands):

	March 31,	June 30,
	2010	2010
Deferred revenue — current liability	$338	$267
Deferred revenue — long-term liability	186	648

Total deferred revenue	$524	$915

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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three months ended June 30, 2009 and 2010, there were no realized tax benefits from the exercise of stock options.
Stock Option Plans
The fair value of each option grant for the three months ended June 30, 2009 and 2010 was determined using the assumptions in the following table:

	Three Months Ended June 30,
	2009	2010
Weighted average expected term	5.3 years	5.7 years
Risk-free interest rate	2.23%	2.25%
Expected volatility	60%	60%
Expected forfeiture rate	3%	10%
Expected dividend yield	0%	0%
Net Income (Loss) per Common Share
Net Income (loss) per share of common stock is as follows for the three months ended June 30, 2009 and 2010:

	Three Months Ended
	June 30,
	2009	2010

Net loss (in thousands)	$(2,773)	$(1,055)
Net loss per common share:
Basic	$(0.13)	$(0.05)

Diluted	$(0.13)	$(0.05)

Weighted-average common shares outstanding used in:
Basic	21,588,364	22,523,107
Diluted	21,588,364	22,523,107
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net income by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted-average shares any outstanding stock options and warrants based upon the treasury stock method.

Diluted net loss per share is the same as basic net loss per share for the three months ended June 30, 2009 and 2010, because the effects of potentially dilutive securities are anti-dilutive.
At June 30, 2009 and 2010, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

	June 30,	June 30,
	2009	2010
Warrants	467,318	76,240
Stock Options	3,676,007	3,769,282

	4,143,325	3,845,522

Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 9% and 30% of total cost of revenue for the three months ended June 30, 2009 and 2010.
For the three months ended June 30, 2009, one customer accounted for 13% of revenue. For the three months ended June 30, 2010, no customer accounted for more than 10% of revenue.
As of March 31, 2010, one customer accounted for 16% of accounts receivable. As of June 30, 2010, no customer accounted for more than 10% of the accounts receivable balance.
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
NOTE C — RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2009 and 2010, the Company recorded revenue of $25,000 and $3,000 for products and services sold to an entity for which a director of the Company was formerly the executive chairman. During the same three-month periods, the Company purchased goods and services from the same entity in the amounts of $30,000 and none. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

During the three months ended June 30, 2009 and 2010, the Company recorded revenue of $30,000 and $1,000 for products and services sold to an entity for which a director of the Company serves as the chief executive officer. During the same three-month periods, the Company purchased goods and services from the same entity in the amounts of $14,000 and $5,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
During the three months ended June 30, 2009 and 2010, the Company recorded revenue of $268,000 and $111,000 for products and services sold to various entities affiliated or associated with an entity for which a director of the Company serves as a member of the board of directors. The Company is not able to identify the respective amount of revenues attributable to specifically identifiable entities within such group of affiliated or associated entities or to the extent to which any such individual entities are related to the entity on whose board of directors the Company’s director serves. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
NOTE D — LONG-TERM DEBT
Long-term debt as of March 31, 2010 and June 30, 2010 consisted of the following (in thousands):

	March 31,	June 30,
	2010	2010
Term note	$1,017	$960
First mortgage note payable	926	908
Debenture payable	847	838
Lease obligations	7	5
Other long-term debt	921	874

Total long-term debt	3,718	3,585
Less current maturities	(562)	(583)

Long-term debt, less current maturities	$3,156	$3,002

Revolving Credit Agreement
On June 30 2010, the Company entered into a new Credit Agreement (the Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement replaced the Company’s former credit agreement with a different bank.
The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. There were no initial borrowings by the Company under the Credit Agreement as of June 30, 2010, nor were there any borrowings at March 31, 2010 under the Company’s former credit agreement.
The Credit Agreement is secured by a first lien security interest in the Company’s accounts receivable, inventory and general intangibles, and a second lien priority in the Company’s equipment and fixtures. All OTA contracts, OVPP agreements, PPAs, leases, supply agreements and/or similar agreements relating to solar photovoltaic and wind turbine systems or facilities, as well as all accounts receivable and assets of the Company related to the foregoing, are excluded from these liens.
The Company must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of June 30, 2010.
NOTE E — INCOME TAXES
The income tax provision for the three months ended June 30, 2010 was determined by applying an estimated annual effective tax rate of (46.2)% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Three Months Ended June 30,
	2009	2010
Statutory federal tax rate	(34.0)%	(34.0)%
State taxes, net	0.1%	(4.7)%
Stock-based compensation expense	18.5%	(8.4)%
Federal tax credit	0.0%	3.2%
State tax credit	0.0%	0.0%
Other, net	3.0%	(2.3)%

Effective income tax rate	(12.4)%	(46.2)%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $0.1 million were recorded in fiscal 2010 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. No benefits were recorded for the period ended June 30, 2010.
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
As of June 30, 2010, the Company had federal net operating loss carryforwards of approximately $16.8 million, of which $6.5 million are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $9.1 million, of which $3.2 million are associated with the exercise of non-qualified stock options. The Company also has federal tax credit carryforwards of approximately $579,000 and state tax credit carryforwards of $107,000, net of a valuation allowance of $421,000. The Company has not recorded a valuation allowance for federal loss carryforwards or tax credits. Both the net operating losses and tax credit carryforwards expire between 2014 and 2030.
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
Uncertain tax positions
As of June 30, 2010, the balance of gross unrecognized tax benefits was approximately $399,000, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change in the next 12 months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the three months ended June 30, 2009 and 2010, the Company had the following unrecognized tax benefit activity (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2010
Unrecognized tax benefits as of beginning of period	$397	$398
Decreases relating to settlements with tax authorities	—	—
Additions based on tax positions related to the current period positions	1	1

Unrecognized tax benefits as of end of period	$398	$399

NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $286,000 and $413,000 for the three months ended June 30, 2009 and 2010. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure sufficient materials on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of June 30, 2010, the Company had entered into $13.7 million of purchase commitments related to fiscal 2011, including $0.6 million related to the capital committed for capital expenditures, $1.0 million for commitments under operating leases and $12.1 million for inventory purchases.
Litigation
In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, several of its officers, all members of its then existing board of directors, and certain underwriters relating to the Company’s December 2007 initial public offering, or IPO. The plaintiffs claimed to represent those persons who purchased shares of the Company’s common stock from December 18, 2007 through February 6, 2008. The plaintiffs alleged, among other things, that the defendants made misstatements and failed to disclose material information in the Company’s IPO registration statement and prospectus. The complaints alleged various claims under the Securities Act of 1933, as amended. The complaints sought, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
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
NOTE G — SHAREHOLDERS’ EQUITY
Share Repurchase Program
In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of the Company’s outstanding common stock. In December 2008, the Company’s board of directors supplemented the share repurchase program authorizing the Company to repurchase up to an additional $10 million of the Company’s outstanding common stock. As of June 30, 2010, the Company had repurchased 7,092,817 shares of common stock at a cost of $29.8 million under the program, which is now effectively terminated.

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
NOTE H — STOCK OPTIONS AND WARRANTS
The Company grants stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 10,500,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are generally contingent on the employees’ continued employment and non-vested options are subject to potential forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both incentive stock options and non-qualified stock options, although in July 2008, the Company adopted a policy of only granting non-qualified stock options. Stock awards with no vesting period have been issued to certain non-employee directors in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company.
For the three months ended June 30, 2009 and 2010, the Company granted 1,323 and 5,419 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $3.78 per share and $3.46 per share, the closing market prices as of the grant date.
The following amounts of stock-based compensation were recorded (in thousands):

	Three months ended June 30,
	2009	2010

Cost of product revenue	$59	$36
General and administrative	122	98
Sales and marketing	129	109
Research and development	10	5

Total	$320	$248

As of June 30, 2010, compensation cost related to non-vested common stock-based compensation amounted to $4.9 million over a remaining weighted average expected term of 7.2 years.
The following table summarizes information with respect to the Plans:

		Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2010	569,690	3,546,249	$3.66	6.87
Granted stock options	(471,165)	471,165	3.77
Granted shares	(5,419)	—
Forfeited	84,120	(84,120)	3.32
Exercised	—	(164,012)	1.14

Balance at June 30, 2010	177,226	3,769,282	$3.76	7.20	$1,997,686

Exercisable at June 30, 2010		1,707,842	$3.21	5.68	$1,492,906

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $3.16 as of June 30, 2010.
A summary of the status of the Company’s outstanding non-vested stock options as of June 30, 2010 was as follows:

Non-vested at March 31, 2010	1,789,119
Granted	471,165
Vested	(114,724)
Forfeited	(84,120)

Non-vested at June 30, 2010	2,061,440

The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2010 or during the three months ended June 30, 2010.
Outstanding warrants were comprised of the following:

Weighted
Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2010	76,240	$2.37
Issued	—	—
Exercised	—	—
Cancelled	—	—

Balance at June 30, 2010	76,240	$2.37

A summary of outstanding warrants at June 30, 2010 follows:

	Number of
Exercise Price	Warrants	Expiration
$2.25	38,980	Fiscal 2014
$2.50	37,260	Fiscal 2011

Total	76,240

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in the Form 10-Q. It should also be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2010.
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our 2010 Annual Report filed on Form 10-K for the year ended March 31, 2010 and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
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
We have sold and installed more than 1,810,000 of our HIF lighting systems in over 5,870 facilities from December 1, 2001 through June 30, 2010. We have sold our products to 123 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2010 included Coca-Cola Enterprises Inc., U.S. Foodservice, SYSCO Corp., Ball Corporation, MillerCoors and Pepsico, Inc. and its affiliates.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2010, “fiscal 2010”. We call our current fiscal year, which will end on March 31, 2011, “fiscal 2011.” Our fiscal first quarter ended on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Because of the current recessed state of the global economy, especially as it relates to capital equipment manufacturers, our first quarter fiscal 2011 results continued to be impacted by lengthened customer sales cycles and sluggish customer capital spending. To address these conditions, we implemented $3.2 million of annualized cost reductions during the first quarter of fiscal 2010. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010 and the first quarter of fiscal 2011.

In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of purchasing our energy management systems through our Orion Virtual Power Plant, or OVPP, or Orion Throughput Agreement, or OTA, financing program, as well as our Solar Power Purchasing Agreements, or PPAs as an alternative to purchasing our systems for cash. Our OVPP or OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. OVPP and OTA are interchangeable terms. The OVPP and OTA contract is structured as a supply agreement in which we receive monthly rental payments over the life of the contract, typically 12 months, with an annual renewable agreement with a maximum term between two and five years. The PPA contract is a supply side agreement for the generation of electricity and subsequent sale to the end user. We receive monthly payments over the life of the contract, typically in excess of 10 years. We expect that the number of customers who choose to purchase our systems by using our OVPP or OTA financing program will continue to increase in future periods. While our OVPP or OTA program creates a recurring revenue stream over the term of the annually renewable OVPP or OTA contract, it results in a mis-match between the timing of our recognition of revenues and expenses. This consequence has negatively impacted our near-term revenue and net income, and will likely continue to do so. All of our selling and marketing expenses and most of our administrative expenses related to new OVPP or OTA contracts are expensed up front as incurred, while the related OVPP or OTA contract revenue is recognized on a monthly basis over the life of the contract. Our management evaluates the impact of our OVPP or OTA contracts on our financial statements by discounting the future earnings potential of our OVPP or OTA contracts at our weighted average cost of capital rate of 7.25%, assuming that our OVPP or OTA customers will exercise all renewal periods through the end of their contract term. We believe that this non-GAAP analysis, that adjusts for the financial impact of the mis-match under generally accepted accounting principles, or GAAP, between the immediate operating expense recognition for most OVPP, OTA and PPA sales activities and contract administration costs and the deferral of revenue recognition and the related income from such contracts on a monthly basis over the contract term, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful in helping them to better understand our relative operating results and underlying operational trends. Our management also uses this non-GAAP financial measure to help evaluate our ongoing operations and for internal planning, budgeting, forecasting and business management purposes. For fiscal 2010, we evaluated the impact of the $10.0 million of OVPP or OTA contracted revenue, or bookings, during fiscal 2010 and determined that the discounted future earnings potential would have provided us with an additional $0.07 of earnings per share for fiscal 2010, which would have reduced our total loss to $(0.12) per share. For the first quarter of fiscal 2011, we evaluated the impact of the $4.1 million of OVPP or OTA and Solar, or PPA, contracted revenues and determined that the discounted future earnings potential would have provided us with an additional $0.03 of earnings per share, which would have reduced our total loss to $(0.02) per share. We anticipate that the expected continuing increasing volume of our product sales through OVPP, OTA and PPA financing contracts as a percentage of overall customer contracts signed, compared to cash purchases, will continue to reduce our near-term GAAP revenue and operating income as a result of the mis-match of contract operating expenses and revenues, and will continue to impact the ability of investors and financial analysts to compare financial performance across accounting periods.
In August 2009, we created Orion Engineered Systems, formerly known as Orion Technology Ventures, a new operating division which has been offering our customers additional alternative renewable energy systems. In fiscal 2010, we sold and installed three solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the fiscal 2010 third quarter, and executed our first cash sale and our first PPA as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system, a cash sale, during our fiscal 2011 first quarter. These projects are helping us answer technological, installation and commercial feasibility questions before determining how this technology may fit into our overall business plan.
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
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. In fiscal 2010 and continuing into the first quarter of fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 42% of our total revenue volume in fiscal 2010 which was an increase from the 40% of total revenues contributed in fiscal 2009. This growth trend in our wholesale mix of total revenues continued to increase during the fiscal 2011 first quarter, as our wholesale mix of total revenues was 53% compared to 32% in the first quarter of fiscal 2010.

Our OVPP or OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. OVPP and OTA are interchangeable terms. The OVPP or OTA contract is structured as a supply agreement in which we receive monthly rental payments over the life of the contract, typically 12 months, with an annual renewable agreement with a maximum term between two and five years. This program creates an ongoing recurring revenue stream, but reduces near-term revenues as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. However, we do retain the option to sell the payment stream to a third party finance company, in which case the revenue is recognized at the net present value of the total future payments from the finance company upon completion of the sale transaction. The OVPP and OTA program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. For the fiscal 2010 first quarter, we recognized $59,000 of revenue from completed OVPP and OTA contracts. For the fiscal 2011 first quarter, we recognized $200,000 of revenue from completed OVPP or OTA contracts. As of June 30, 2010, we had signed 101 customers to OVPP or OTA contracts representing future potential gross revenue streams of $8.9 million. In the future, we expect an increase in the volume of OVPP or OTA contracts as our customers take advantage of our value proposition without incurring up-front capital cost.
Other than OVPP or OTA and PPA sales, we recognize revenue on product only sales at the time of shipment. For projects consisting of multiple elements of revenue, such as a combination of product sales and services, we separate the project into separate units of accounting based on their relative fair values for revenue recognition purposes. Additionally, the deferral of revenue on a delivered element may be required if such revenue is contingent upon the delivery of the remaining undelivered elements. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their fair value, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 45% and 32% of our total revenue for the first quarter of fiscal 2010 and fiscal 2011, respectively. One customer accounted for 13% of our total revenue for our fiscal 2010 first quarter and no customers accounted for more than 10% of our total revenue for our fiscal 2011 first quarter. If large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OVPP and OTA financing program and any new products, applications and service that we may introduce through our Orion Engineered Systems division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services and our OVPP and OTA financing program, including whether we decide to either retain or resell the expected future cash flows under our OVPP and OTA financing program and the relative timing of the resultant revenue recognition; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Contracted revenue, or bookings. Although contracted revenue, or bookings is not a term recognized under GAAP, since the volume of our OVPP or OTA business is expected to continue to increase and because of the deferred revenue recognition of our retained OVPP or OTA contracts, we believe contracted revenue, or bookings, provides our management and investors with an informative measure of our relative order activity for any particular period. We define contracted revenue as the total contractual value of all firm purchase orders received for our products and services and the expected future potential gross revenue for all OVPP or OTA contracts upon the execution of the contract. We define contracted revenue for PPA agreements as the discounted value of revenues from energy generation over the life of the agreement along with the discounted value of revenues for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For OVPP, OTA and cash contracted revenues, or bookings, we generally expect that we will begin to recognize GAAP revenue under the terms of the agreements within 90 days from the firm contract date. For PPA contracted revenues, or bookings, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total contracted revenues, or bookings, are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. For our fiscal 2010 first quarter, total contracted revenue was $15.4 million, which included $2.3 million of future potential gross revenue associated with OVPP and OTA contracts. For our fiscal 2011 first quarter, total contracted revenue was $18.8 million, an increase of 22% compared to the first quarter of fiscal 2010, which included of $2.2 million of future potential gross revenue associated with OVPP and OTA contracts and $1.9 million of potential discounted revenue from PPA contracts.

Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OVPP or OTA contracts, PPA contracts or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of June 30, 2010, we had a backlog of firm purchase orders of approximately $3.6 million compared to $3.2 million as of March 31, 2010. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OVPP or OTA contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 9% of our total cost of revenue for the first quarter of fiscal 2010 and were 30% of total cost of revenue for the first quarter of fiscal 2011. The increase in purchasing activity was to increase safety stock levels of electronic components due to supply-side concerns over product availability. The cost of revenue from OVPP and OTA projects is recorded as an asset on our balance sheet with the related costs amortized monthly over the life of the contract. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. During the past few years, we have vertically integrated some of our processes previously performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line, a power cord assembly line and acquired production fabrication equipment. Each of these production items provide us with additional capacity to continue to support our potential future revenue growth. We expect that these processes will help to reduce overall unit costs upon the equipment becomes more fully utilized. During fiscal 2010, we reengineered our manufacturing production product flow, consolidated product assembly stations, eliminated redundant material handling activities and improved production efficiencies. These design improvements helped reduce manufacturing direct and indirect labor costs.
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
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense. Up-front costs related to our OVPP and OTA business, including most related sales activities and contract administration costs, are expensed as incurred resulting in a mis-match of operating expense recognition and the related revenue recognition from OVPP and OTA contracts. This mis-match of OVPP and OTA revenue and expense recognition reduces our near-term profitability as revenue and gross profit are recorded under GAAP in future periods. While we have recently focused on reducing our personnel costs and headcount in certain functional areas, we do nonetheless believe that future opportunities within our business remain strong. As a result, we may choose to selectively add to our product development and sales staff based upon opportunities.
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
In fiscal 2010, our operating expenses increased as a result of the completion of our new technology center and the related building occupancy costs. For fiscal 2011, we intend to invest in marketing efforts to direct end customers and to our channel partners through increased advertising, marketing collateral materials and participation in national industry and customer trade shows. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.
We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period under the provisions of the Financial Accounting Standards Board Accounting Standards Codification, or ASC Topic 718, Compensation — Stock Compensation. We recognized $1.5 million of stock-based compensation expense in fiscal 2010 and $0.2 million in the first quarter of fiscal 2011. As a result of prior option grants, we expect to recognize an additional $4.9 million of stock-based compensation over a weighted average period of approximately seven years, including $1.1 million in the last nine months of fiscal 2011. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under long-term debt obligations, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from two to 15 years.
Dividend and Interest Income. We report interest income earned on our cash and cash equivalents and short term investments. For the first quarter of fiscal 2011, our interest income declined compared to the first quarter of fiscal 2010 as a result of the decrease in our cash and cash equivalents.
Income Taxes. As of June 30, 2010, we had net operating loss carryforwards of approximately $16.8 million for federal tax purposes and $9.1 million for state tax purposes. Included in these loss carryforwards were $6.5 million for federal and $3.2 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $579,000 and state credit carryforwards of approximately $107,000, which is net of a valuation allowance of $421,000. Management believes it is more likely than not that we will realize the benefits of most of these assets and has reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. For fiscal year 2008, utilization of our federal loss carryforwards was limited to $3.0 million. There was no limitation that occurred for fiscal 2009 or fiscal 2010. For fiscal 2011, we do not anticipate a limitation on the use of our net operating loss carryforwards.

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2009		2010
		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change
Product revenue	$10,677	84.6%	$13,469	91.7%	26.1%
Service revenue	1,951	15.4%	1,219	8.3%	(37.5)%

Total revenue	12,628	100.0%	14,688	100.0%	16.3%
Cost of product revenue	7,872	62.4%	8,525	58.0%	8.3%
Cost of service revenue	1,255	9.9%	917	6.3%	(26.9)%

Total cost of revenue	9,127	72.3%	9,442	64.3%	3.5%

Gross profit	3,501	27.7%	5,246	35.7%	49.8%
General and administrative expenses	3,163	25.0%	2,945	20.0%	(6.9)%
Sales and marketing expenses	3,152	25.0%	3,590	24.4%	13.9%
Research and development expenses	419	3.3%	610	4.2%	45.6%

Loss from operations	(3,233)	(25.6)%	(1,899)	(12.9)%	41.3%
Interest expense	56	0.4%	70	0.5%	25.0%
Interest income	123	1.0%	10	0.1%	(91.9)%

Loss before income tax	(3,166)	(25.0)%	(1,959)	(13.3)%	38.1%
Income tax (benefit)	(393)	(3.1)%	(904)	(6.1)%	130.0%

Net loss	$(2,773)	(21.9)%	$(1,055)	(7.2)%	62.0%

Contracted Revenue, or Bookings. Total contracted revenue, or bookings, increased from $15.4 million, which included $2.3 million of future potential gross revenue streams associated with OVPP and OTA contracts, for the fiscal 2010 first quarter to $18.8 million, which included $2.2 million of future potential gross revenue associated with OVPP and OTA contracts and $1.9 million of discounted potential revenue from PPA contracts, for the fiscal 2011 first quarter, an increase of $3.4 million, or 22%. The increase in contracted revenue from the prior year was due to the impact of the $1.9 million discounted PPA contract and improved order activity from both our wholesale channel and direct sales channel. We attribute this slight improvement in orders to an improved economic environment versus the first quarter of fiscal 2010.
Revenue. Product revenue increased from $10.7 million for the fiscal 2010 first quarter to $13.5 million for the fiscal 2011 first quarter, an increase of $2.8 million, or 26%. The increase in product revenue was a result of increased sales of our HIF lighting systems. Service revenue decreased from $2.0 million for the fiscal 2010 first quarter to $1.2 million for the fiscal 2011 first quarter, a decrease of $0.8 million or 40%. The decrease in service revenues was a result of the continued percentage increase of total revenues to our wholesale channels where services are not provided, a trend that we expect to continue. While we were encouraged by the improvement in first quarter fiscal 2011 revenues versus the prior year first quarter, we believe that our product and service revenues continue to be impacted by a lengthened sales cycle in the marketplace. We attribute this to general conservatism in the marketplace concerning capital spending and purchase decisions due to adverse economic and credit market conditions.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $7.9 million for the fiscal 2010 first quarter to $8.5 million for the fiscal 2011 first quarter, an increase of $0.6 million, or 8%. Our cost of service revenues decreased from $1.3 million for the fiscal 2010 first quarter to $0.9 million for the fiscal 2011 first quarter, a decrease of $0.4 million, or 31%. Total gross margin increased from 27.7% for the fiscal 2010 first quarter to 35.8% for the fiscal 2011 first quarter. The increase in gross margin was attributable to cost containment efforts through the reduction of direct and indirect headcounts, improved production efficiencies resulting from the reengineering of our assembly process, and reductions in discretionary spending.
Operating Expenses
General and Administrative. Our general and administrative expenses decreased from $3.2 million for the fiscal 2010 first quarter to $2.9 million for the fiscal 2011 first quarter, a decrease of $0.3 million, or 9%. The decrease was a result of $0.2 million in reduced compensation costs resulting from headcount reductions, a $0.2 million decrease in consulting and auditing services and $0.1 million in discretionary spending reductions. These reductions were offset by increased legal expenses of $0.3 million related to the settlement efforts of the class action litigation and general corporate matters.
Sales and Marketing. Our sales and marketing expenses increased from $3.2 million for the fiscal 2010 first quarter to $3.6 million for the fiscal 2011 first quarter, an increase of $0.4 million, or 13%. The increase was a result of increased marketing and commission costs related to our efforts to expand our partner channel, increased travel costs for customer site visits and increased costs for participation in trade shows. Total sales and marketing headcount as of June 30, 2009 was 71. Total sales and marketing headcount as of June 30, 2010 was 83.
Research and Development. Our research and development expenses increased from $0.4 million for the fiscal 2010 first quarter to $0.6 million for the fiscal 2011 first quarter, an increase of $0.2 million, or 50%. The increase was a result of headcount additions in our engineering and product development group and materials for new product development and testing. Expenses incurred within the quarter related to compensation costs for the development and support of new products, depreciation expenses for lab and research equipment and sample and testing costs related to the development of our new exterior lighting product initiatives.

Interest Expense. Our interest expense was relatively flat for the fiscal 2010 first quarter versus the fiscal 2011 first quarter. For the fiscal 2010 first quarter, we capitalized $21,000 of interest for construction in progress. No interest was capitalized for the first quarter of fiscal 2011.
Interest Income. Interest income decreased from $0.1 million for the fiscal 2010 first quarter to $10,000 for the fiscal 2011 first quarter, a decrease of $0.1 million, or 100%. The decrease in investment income was a result of less cash invested and a decrease in interest rates on our short-term investments.
Income Taxes. Our income tax benefit increased from a benefit of $0.4 million for the fiscal 2010 first quarter to a benefit of $0.9 million for the fiscal 2011 first quarter. Our effective income tax rate for the fiscal 2010 first quarter was (12.4%), compared to (46.2)% for the fiscal 2011 first quarter. The change in our effective tax rate was due to the change in recognized benefits for non-deductible stock compensation expense and a mix change in state tax rates.
Liquidity and Capital Resources
Overview
We had approximately $16.2 million in cash and cash equivalents and $1.0 million in short-term investments as of June 30, 2010, compared to $23.4 million and $1.0 million at March 31, 2010. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.2%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of December 2010 and a yield of 0.45%.
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended
	June 30,
	2009	2010
Operating activities	$(6,317)	$(4,565)
Investing activities	(2,985)	(2,549)
Financing activities	—	(54)

Increase (decrease) in cash and cash equivalents	$(9,302)	$(7,168)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items; including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the fiscal 2011 first quarter was $4.6 million and consisted of net cash of $3.9 million used for working capital purposes and a net loss adjusted for non-cash expense items of $0.7 million. Cash used for working capital consisted of an increase of $4.0 million in inventory for purchases described under “— Liquidity and Capital Resources — Working Capital” below.
Cash used in operating activities for the fiscal 2010 first quarter was $6.3 million and consisted of net cash of $3.5 million used for working capital purposes and a net loss adjusted for non-cash expense items of $2.8 million. Cash used for working capital consisted of an increase of $0.8 million in inventory, as we continued to invest in the development of our Phase 2 wireless controls initiative. Total wireless inventories increased by $2.8 million within the quarter, while our existing HIF lighting systems inventories decreased by $2.0 million. The electrical and computer components for our wireless control devices are produced overseas and suppliers currently have lead times extending forward nine to 12 months. Additionally, these foreign suppliers require cash deposits upon order. Other uses of cash for working capital consisted of a reduction in accounts payable of $3.4 million resulting from payments to vendors, and a $0.3 million increase in other current assets resulting from our investment in cost of materials shipped for OVPP and OTA contracts that had not yet been completed and no revenue or cost had yet been recognized. These amounts were offset by a $0.9 million decrease in prepaids due to amortization of expenses.

Cash Flows Related to Investing Activities. For the fiscal 2011 first quarter, cash used in investing activities was $2.5 million. This included $1.7 million invested in equipment related to our OTA, OVPP and PPA financing programs and $0.6 million for capital improvements related to our information technology systems, manufacturing and tooling improvements and facility investments.
For the fiscal 2010 first quarter, cash used in investing activities was $3.0 million. This included $0.7 million for short-term investments with maturity dates ranging from 91 to 180 days and $1.8 million for capital expenditures related to the completion of our technology center, operating software systems and processing equipment for capacity and cost improvement measures in our factory.
Cash Flows Related to Financing Activities. For the fiscal 2011 first quarter, cash flows used in financing activities was $0.1 million. This included $0.1 million for repayment of long-term debt and $0.1 million for costs related to our new Credit Agreement. Cash flows provided by financing activities included proceeds of $0.1 million received from stock option exercises.
For the fiscal 2010 first quarter, there were no net cash flows used in financing activities. This resulted from $0.2 million used for common share repurchases and $0.2 million for repayment of long-term debt. Offsetting those uses, cash flows provided by financing activities included proceeds of $0.4 million received from stock option and warrant exercises.
Working Capital
Our net working capital as of June 30, 2010 was $53.2 million, consisting of $63.6 million in current assets and $10.4 million in current liabilities. Our net working capital as of March 31, 2010 was $55.7 million, consisting of $67.9 million in current assets and $12.2 million in current liabilities. Our inventories have increased from our prior fiscal year-end by $4.0 million due to an increase in the level of our wireless control inventories of $1.8 million based upon our Phase 2 initiatives, a $1.5 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders and an increase in ballast component inventories. The vast majority of our wireless components are assembled overseas and require longer delivery lead times. In addition, overseas suppliers require deposit payments at time of purchase order. As of June 30, 2010, we had nearly completed our initial purchase investment in wireless component inventories. During the fiscal 2011 first quarter, we continued to increase our inventory levels of key electronic components to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic component market and we may choose to purchase additional inventories and increase inventory safety stock levels in the future if we believe it is necessary to mitigate customer service risks. We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
We have currently been funding the systems costs of our OVPP, OTA and PPA financing contracts with our own cash. To ensure long-term capital support for our expected growth of these financing programs, we are currently pursuing several debt financing alternatives to provide funding to specifically support the equipment and purchases that underlie our OVPP, OTA and PPA contracts.
We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months, dependent upon the growth of our OVPP, OTA and PPA financing programs and the extent to which we support such contracts with our own cash.
Indebtedness
Revolving Credit Agreement
On June 30 2010, we entered into a new Credit Agreement with JP Morgan Chase Bank, N.A., or JP Morgan. The Credit Agreement replaced our former credit agreement with a different bank.
The Credit Agreement provides for a revolving credit facility, or Credit Facility, that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. The Credit Agreement contains certain financial covenants including minimum unencumbered liquidity requirements and requirements that we maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge assets. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. We had no initial borrowings under the Credit Agreement as of June 30, 2010, nor were there any borrowings at March 31, 2010 under the former credit agreement.

The Credit Agreement is secured by a first lien security interest in our accounts receivable, inventory and general intangibles, and a second lien priority in our equipment and fixtures. All OTA contracts, OVPP agreements, PPAs, leases, supply agreements and/or similar agreements relating to solar photovoltaic and wind turbine systems or facilities, as well as all of our accounts receivable and assets related to the foregoing, are excluded from these liens.
We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. We did not meet the deposit requirement to waive the unused fee as of June 30, 2010.
Capital Spending
We expect to incur approximately $2.4 million in capital expenditures during the remainder of fiscal 2011, excluding capital needed to support expected OVPP, OTA and PPA growth. We spent approximately $0.6 million of capital expenditure in the fiscal 2011 first quarter on information technologies, renewable energy-related investments and other tooling and equipment for new products and cost improvements in our manufacturing facility. Our capital spending plans predominantly consist of the completion of projects that have been in place for several months and for which we have already invested significant capital. We consider the completion of our information systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of June 30, 2010 (dollars in thousands):

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Bank debt obligations	$3,580	$578	$1,154	$754	$1,094
Capital lease obligations	5	5	—	—	—
Cash interest payments on debt	906	181	269	155	301
Operating lease obligations	2,633	1,003	1,289	265	76
Purchase order and cap-ex commitments (1)	12,702	12,408	294	—	—

Total	$19,826	$14,175	$3,006	$1,174	$1,471

(1)
Reflects non-cancellable purchase order commitment in the amount of $12.1 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $0.6 million for improvements to information technology systems, renewable energy products and manufacturing equipment and tooling.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2010. There have been no material changes in any of our accounting policies since March 31, 2010.

Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note B in the condensed consolidated financial statements included elsewhere in this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2010. There have been no material changes to such exposures since March 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the quarter ended June 30, 2010 pursuant to Rule 13a-15(b) of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2010.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of our business. In addition to ordinary-course litigation, we are a party to the litigation described below.
In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers, all members of our then existing board of directors, and certain underwriters relating to our December 2007 IPO. The plaintiffs claimed to represent those persons who purchased shares of our common stock from December 18, 2007 through February 6, 2008. The plaintiffs alleged, among other things, that the defendants made misstatements and failed to disclose material information in our IPO registration statement and prospectus. The complaints alleged various claims under the Securities Act of 1933, as amended. The complaints sought, among other relief, class certification, unspecified damages, fees, and such other relief as the court may deem just and proper.
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

If the preliminary settlement is not approved or the other conditions are not met, we will continue to defend against the lawsuits and believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint. In such a case, we would intend to pursue these defenses vigorously. There can be no assurance, however, that we would be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage or any costs, claims or judgment which are disputed or not covered by insurance could materially and adversely affect our financial condition, results of operations and cash flow. If the preliminary settlement is not approved or the other conditions are not met, we are not presently able to reasonably estimate potential costs and/or losses, if any, related to the lawsuit.
ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which we filed with the SEC on June 14, 2010. During the three months ended June 30, 2010, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Use of Proceeds
Our IPO was declared effective by the SEC on December 18, 2007. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $78.6 million. Through June 30, 2010, approximately $48.8 million of the proceeds from our IPO have been used to fund operations of our business and for general corporate purposes and approximately $29.8 million was used for the repurchase of common shares. The remainder of the net proceeds from the IPO are invested in short-term investment grade securities, bank certificates of deposit and money market accounts. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 18, 2007 pursuant to Rule 424(b).
ITEM 5. OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through June 30, 2010, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through June 30, 2010
(in thousands, unaudited)
HIF lighting systems sold(1)	1,810
Total units sold (including HIF lighting systems)	2,353
Customer kilowatt demand reduction(2)	552
Customer kilowatt hours saved(2)(3)	12,146,316
Customer electricity costs saved(4)	$935,266
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	8,073
Square footage retrofitted(6)	923,459

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)
A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.35 million units).

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

(6)
Based on 2.35 million total units sold, which contain a total of approximately 11.75 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

ITEM 6. EXHIBITS
(a) Exhibits

10.1
Credit Agreement, dated June 30, 2010, by and among Orion Energy Systems, Inc., Orion Asset Management LLC, Clean Energy Solutions, LLC and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 28, 2010 of Orion Energy Systems, Inc.).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2010.

ORION ENERGY SYSTEMS, INC. Registrant
By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended June 30, 2010

10.1
Credit Agreement, dated June 30, 2010, by and among Orion Energy Systems, Inc., Orion Asset Management LLC, Clean Energy Solutions, LLC and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 28, 2010 of Orion Energy Systems, Inc.).

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