Form 10-Q
period 2010-09-30
ORION ENERGY SYSTEMS, INC.
filed 2010-11-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 22,715,028 shares of the Registrant’s common stock outstanding on November 4, 2010.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	September 30,
	2010	2010

Assets
Cash and cash equivalents	$23,364	$13,324
Short-term investments	1,000	1,007
Accounts receivable, net of allowances of $382 and $446	14,617	11,589
Inventories, net	25,991	33,706
Deferred tax assets	—	521
Prepaid expenses and other current assets	2,974	5,295

Total current assets	67,946	65,442
Property and equipment, net	30,500	36,333
Patents and licenses, net	1,590	1,627
Deferred tax assets	2,610	3,383
Other long-term assets	975	1,793

Total assets	$103,621	$108,578

Liabilities and Shareholders’ Equity
Accounts payable	$7,761	$9,235
Accrued expenses and other	3,844	3,656
Deferred tax liabilities	44	—
Current maturities of long-term debt	562	1,202

Total current liabilities	12,211	14,093
Long-term debt, less current maturities	3,156	4,934
Deferred revenue, long-term	186	1,779
Other long-term liabilities	398	399

Total liabilities	15,951	21,205

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2010 and September 30, 2010; no shares issued and outstanding at March 31, 2010 and September 30, 2010	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2010 and September 30, 2010; shares issued: 29,911,203 and 30,158,399 at March 31, 2010 and September 30, 2010; shares outstanding: 22,442,380 and 22,714,228 at March 31, 2010 and September 30, 2010	—	—
Additional paid-in capital	122,515	123,378
Shareholder notes receivable	—	(121)
Treasury stock: 7,468,823 and 7,444,171 common shares at March 31, 2010 and September 30, 2010	(32,011)	(31,835)
Accumulated deficit	(2,834)	(4,049)

Total shareholders’ equity	87,670	87,373

Total liabilities and shareholders’ equity	$103,621	$108,578

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Product revenue	$13,763	$12,948	$24,440	$26,417
Service revenue	856	767	2,807	1,986

Total revenue	14,619	13,715	27,247	28,403
Cost of product revenue	9,222	8,257	17,094	16,782
Cost of service revenue	632	498	1,887	1,415

Total cost of revenue	9,854	8,755	18,981	18,197

Gross profit	4,765	4,960	8,266	10,206
Operating expenses:
General and administrative	3,143	2,988	6,307	5,933
Sales and marketing	2,962	3,299	6,113	6,889
Research and development	491	573	910	1,183

Total operating expenses	6,596	6,860	13,330	14,005

Loss from operations	(1,831)	(1,900)	(5,064)	(3,799)
Other income (expense):
Interest expense	(74)	(54)	(130)	(124)
Dividend and interest income	76	6	198	16

Total other income (expense)	2	(48)	68	(108)

Loss before income tax	(1,829)	(1,948)	(4,996)	(3,907)

Income tax benefit	(430)	(1,788)	(824)	(2,692)

Net loss	$(1,399)	$(160)	$(4,172)	$(1,215)

Basic net loss per share attributable to common shareholders	$(0.06)	$(0.01)	$(0.19)	$(0.05)
Weighted-average common shares outstanding	21,707,477	22,638,638	21,648,246	22,581,188
Diluted net loss per share attributable to common shareholders	$(0.06)	$(0.01)	$(0.19)	$(0.05)
Weighted-average common shares outstanding	21,707,477	22,638,638	21,648,246	22,581,188
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2009	2010

Operating activities
Net loss	$(4,172)	$(1,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,325	1,944
Stock-based compensation expense	663	611
Deferred income tax benefit	(1,510)	(1,337)
Change in allowance for notes and accounts receivable	353	64
Other	(3)	34
Changes in operating assets and liabilities:
Accounts receivable	(1,264)	2,964
Inventories	560	(7,715)
Prepaid expenses and other	1,845	(1,155)
Accounts payable	(2,338)	1,474
Accrued expenses	651	(188)

Net cash used in operating activities	(3,890)	(4,519)
Investing activities
Purchase of property and equipment	(2,501)	(1,955)
Purchase of property and equipment held under operating leases	(1,501)	(5,746)
Purchase of short-term investments	—	(7)
Sale of short-term investments	5,583	—
Additions to patents and licenses	(131)	(110)
Proceeds from sales of property, plant and equipment	6	1
Long-term assets	—	(330)

Net cash provided by (used in) investing activities	1,456	(8,147)
Financing activities
Payment of long-term debt	(433)	(271)
Proceeds from long-term debt	—	2,689
Repurchase of common stock into treasury	(400)	—
Deferred financing costs	—	(61)
Proceeds from issuance of common stock	517	269

Net cash (used in) provided by financing activities	(316)	2,626

Net decrease in cash and cash equivalents	(2,750)	(10,040)
Cash and cash equivalents at beginning of period	36,163	23,364

Cash and cash equivalents at end of period	$33,413	$13,324

Supplemental cash flow information:
Cash paid for interest	$149	$126
Cash paid for income taxes	30	28
Supplemental disclosure of non-cash investing and financing activities:

Shares issued from treasury for shareholder note receivable	$—	$121
Shares surrendered into treasury for stock option exercise	$—	$51
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
Reclassifications
Certain items have been reclassified from the fiscal 2010 classifications to conform to the fiscal year 2011 presentation. The reclassification had no effect on net cash provided by operating activities, total assets, net income or earnings per share.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2011 or other interim periods.
The condensed consolidated balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 14, 2010.
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

Short-term investments available for sale
The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2010 and September 30, 2010 were as follows (in thousands):

	March 31, 2010
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$22,297	$—	$—	$22,297	$22,297	$—
Bank certificates of deposit	1,000	—	—	1,000	—	1,000

Total	$23,297	$—	$—	$23,297	$22,297	$1,000

	September 30, 2010
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$484	$—	$—	$484	$484	$—
Bank certificate of deposit	1,007	—	—	1,007	—	1,007

Total	$1,491	$—	$—	$1,491	$484	$1,007
As of March 31, 2010 and September 30, 2010, the Company’s financial assets described in the table above were measured at fair value on a recurring basis employing quoted prices in active markets for identical assets (level 1 inputs).
The Company’s certificate of deposit is pledged as security for an equipment lease.
Fair value of financial instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and deferred revenue, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is also approximately equal to its fair value.
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
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems, wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2010 and September 30, 2010, the Company had inventory obsolescence reserves of $756,000 and $775,000, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31,	September 30,
	2010	2010
Raw materials and components	$11,107	$13,318
Work in process	669	792
Finished goods	14,215	19,596

	$25,991	$33,706

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31,	September 30,
	2010	2010
Land and land improvements	$1,436	$1,468
Buildings	14,072	14,215
Furniture, fixtures and office equipment	6,615	7,146
Equipment leased to customers under finance agreements	1,586	7,419
Plant equipment	7,627	7,855
Construction in progress	6,777	7,656

	38,113	45,759
Less: accumulated depreciation and amortization	(7,613)	(9,426)

Net property and equipment	$30,500	$36,333

The Company capitalized $21,000 and none, respectively, of the interest costs for construction in progress for the six months ended September 30, 2009 and 2010, respectively. Included in construction in progress were costs related to Company-owned equipment leased to customers under Orion Throughput Agreements, or OTAs, and solar power purchase agreements, or PPAs, of $3.7 million and $3.6 million as of March 31, 2010 and September 30, 2010, respectively.
Patents and Licenses
Patents and licenses are amortized over their estimated useful life, ranging from 7 to 17 years, using the straight line method.
Other Long-Term Assets
Other long-term assets include $27,000 and $77,000 of deferred financing costs as of March 31, 2010 and September 30, 2010, respectively.
Also included in other long-term assets are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 7.25%. As of September 30, 2010, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2013	$336
Fiscal 2014	336
Fiscal 2015	403

Total gross long-term receivable	1,075
Less: amount representing interest	(174)

Net long-term receivable	$901

Accrued Expenses
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, sales tax payable and other various unpaid expenses. Accrued legal costs were $1.2 million and $970,000 as of March 31, 2010 and September 30, 2010, respectively.
The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.

Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Beginning of period	$65	$59	$55	$60
Provision to product cost of revenue	10	27	20	75
Charges	(33)	(27)	(33)	(76)

End of period	$42	$59	$42	$59

Revenue Recognition
The Company offers a financing program, called an OTA, for a customer’s lease of the Company’s energy management systems. The OTA is structured as an operating lease and upon successful installation of the system and customer acknowledgement that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the OTA contract, typically a 12-month renewable agreement with a maximum term of between two and five years.
The Company offers a financing program, called a PPA, for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgement that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, typically in excess of 10 years.
Other than for OTA and PPA sales, revenue is recognized when the following four criteria are met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured
These four criteria are met for the Company’s product-only revenue upon delivery of the product and title passing to the customer. At that time, the Company provides for estimated costs that may be incurred for product warranties and sales returns. Revenues are presented net of sales tax and other sales related taxes.
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
Service revenue includes revenue earned from installation, which includes recycling services. Service revenue is recognized when services are complete and customer acceptance has been received. The Company primarily contracts with third-party vendors for the installation services provided to customers and, therefore, determines fair value based upon negotiated pricing with such third-party vendors. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures.
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $415,000 and $150,000 as of March 31, 2010 and September 30, 2010, respectively.
Deferred revenue relates to advance customer billings, energy efficiency rebates received related to OTAs, investment tax grants received related to PPAs and a separate obligation to provide maintenance on OTAs, and is classified as a liability on the Condensed Consolidated Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OTA is executed.

Deferred revenue was comprised of the following (in thousands):

	March 31,	September 30,
	2010	2010
Deferred revenue — current liability	$338	$598
Deferred revenue — long term liability	186	1,779

Total deferred revenue	$524	$2,377

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
ASC 740, Income Taxes, also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination. The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Accrued penalties and interest were immaterial as of the date of adoption and are included in the unrecognized tax benefits.
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the six months ended September 30, 2009 and 2010, there were no realized tax benefits from the exercise of stock options.
Stock Option Plans
The fair value of each option grant for the three and six months ended September 30, 2009 and 2010 was determined using the assumptions in the following table:

	Three months Ended September 30,		Six months Ended September 30,
	2009	2010	2009	2010
Weighted average expected term	7.3 years	8.3 years	6.5 years	5.8 years
Risk-free interest rate	2.77%	2.24%	2.57%	2.25%
Expected volatility	60%	60%	60%	60%
Expected forfeiture rate	3%	10%	3%	10%
Expected dividend yield	0%	0%	0%	0%

Net Loss per Common Share
Net loss per share of common stock is as follows for the three and six months ended September 30, 2009 and 2010:

	Three months Ended September 30,		Six months Ended September 30,
	2009	2010	2009	2010
Net loss (in thousands)	$(1,399)	$(160)	$(4,172)	$(1,215)
Net loss per common share:
Basic	$(0.06)	$(0.01)	$(0.19)	$(0.05)
Diluted	$(0.06)	$(0.01)	$(0.19)	$(0.05)

Weighted-average common shares outstanding used in:
Basic	21,707,477	22,638,638	21,648,246	22,581,188
Diluted	21,707,477	22,638,638	21,648,246	22,581,188
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net income by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares any outstanding stock options and warrants based upon the treasury stock method.
Diluted net loss per share is the same as basic net loss per share for the three and six months ended September 30, 2009 and 2010, because the effects of potentially dilutive securities are anti-dilutive.
The Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

	September 30,	September 30,
	2009	2010

Warrants	459,318	76,240
Stock Options	3,752,314	3,638,252

	4,211,632	3,714,492

Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 22.5% and 51.6% of total cost of revenue for the three months ended September 30, 2009 and 2010 and 16.3% and 40.2% of total cost of revenue for the six months ended September 30, 2009 and 2010.
For the three and six months ended September 30, 2009 and September 30, 2010, no customers accounted for more than 10% of revenue.
As of March 31, 2010, one customer accounted for 16% of accounts receivable. As of September 30, 2010, no customer accounted for more than 10% of the accounts receivable balance.
Segment Information
The Company has determined that it has two operating segments, Orion Energy Systems and Orion Engineered Systems; however, as of September 30, 2010, one segment is less than ten percent of total assets and total revenue and accordingly, the Company has aggregated the financial information into one reportable segment.
The Company’s revenue and long-lived assets outside the United States are insignificant.

Recent Accounting Pronouncements
In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
NOTE C — RELATED PARTY TRANSACTIONS
During the six months ended September 30, 2009 and 2010, the Company recorded revenue of $25,000 and $11,000, respectively, for products and services sold to an entity for which a director of the Company was formerly the executive chairman. The Company also entered into an OTA finance contract with such entity in September 2010 with future expected gross contracted revenue to the Company of $2.9 million. During the same six month periods, the Company purchased goods and services from the same entity in the amounts of $30,000 and none. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
During the six months ended September 30, 2009 and 2010, the Company recorded revenue of $526,000 and $144,000, respectively, for products and services sold to various entities affiliated or associated with an entity for which a director of the Company serves as a member of the board of directors. The Company is not able to identify the respective amount of revenue attributable to specifically identifiable entities within such group of affiliated or associated entities or to the extent to which any such individual entities are related to the entity on whose board of directors the Company’s director serves. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
NOTE D — LONG-TERM DEBT
Long-term debt as of March 31, 2010 and September 30, 2010 consisted of the following (in thousands):

	March 31,	September 30,
	2010	2010
Term note	$1,017	$902
Customer equipment finance note payable	—	2,429
First mortgage note payable	926	890
Debenture payable	847	828
Lease obligations	7	3
Other long-term debt	921	1,084

Total long-term debt	3,718	6,136
Less: current maturities	(562)	(1,202)

Long-term debt, less current maturities	$3,156	$4,934

New Debt Arrangements
In September 2010, the Company entered into a note agreement with a financial institution that provided the Company with $2.4 million to fund completed customer contracts under the Company’s OTA finance program. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 57 individual OTA customer contracts. The note bears interest at 7% and matures in September 2015. The note agreement includes certain prepayment penalties and a covenant that the Company maintain at least $5 million in cash liquidity. The Company was in compliance with all covenants in the note agreement as of September 30, 2010.
In September 2010, the Company entered into a note agreement with the Wisconsin Department of Commerce that provided the Company with $0.3 million to fund the Company’s rooftop solar project at its Manitowoc manufacturing facility. The note is collateralized by the related solar equipment. The note allows for two years without interest accruing or principal payments due. Beginning in June 2012, the note bears interest at 2%. The note matures in June 2017. The note agreement requires the Company to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. The Company was in compliance with all covenants in the note agreement as of September 30, 2010.

Revolving Credit Agreement
On June 30, 2010, the Company entered into a new credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement replaced the former credit agreement with a different bank.
The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. The Company incurred $61,000 of deferred financing costs related to the Credit Agreement which will be amortized over the two-year term of the Credit Agreement. There were no borrowings by the Company under the Credit Agreement as of September 30, 2010. The Company was in compliance with all of its covenants under the Credit Agreement as of September 30, 2010.
The Credit Agreement is secured by a first lien security interest in the Company’s accounts receivable, inventory and general intangibles, and a second lien priority in the Company’s equipment and fixtures. All OTAs, PPAs, leases, supply agreements and/or similar agreements relating to solar photovoltaic and wind turbine systems or facilities, as well as all accounts receivable and assets of the Company related to the foregoing, are excluded from these liens.
The Company must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of September 30, 2010.
NOTE E — INCOME TAXES
The income tax provision for the six months ended September 30, 2010 was determined by applying an estimated annual effective tax rate of (68.9)% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Six Months Ended September 30,
	2009	2010
Statutory federal tax rate	(34.0)%	(34.0)%
State taxes, net	0.9%	(9.9)%
Stock-based compensation expense	12.0%	(22.0)%
Federal tax credit	5.5%	7.9%
State tax credit	0.0%	0.0%
Other, net	(0.9)%	(10.9)%

Effective income tax rate	(16.5)%	(68.9)%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $0.1 million were recorded in fiscal 2010 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. No benefits were recorded for the period ended September 30, 2010.

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
As of September 30, 2010, the Company had federal net operating loss carryforwards of approximately $19.2 million, of which $6.6 million are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $8.9 million, of which $3.2 million are associated with the exercise of non-qualified stock options. The Company also has federal tax credit carryforwards of approximately $579,000 and state tax credit carryforwards of $92,000, net of a valuation allowance of $469,000. The Company has not recorded a valuation allowance for federal loss carryforwards or tax credits. Both the net operating losses and tax credit carryforwards expire between 2014 and 2030.
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
Uncertain tax positions
As of September 30, 2010, the balance of gross unrecognized tax benefits was approximately $399,000, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change in the next 12 months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits. For the six months ended September 30, 2009 and 2010, the Company had the following unrecognized tax benefit activity (in thousands):

	Six Months Ended	Six Months Ended
	September 30, 2009	September 30, 2010
Unrecognized tax benefits as of beginning of period	$397	$398
Decreases relating to settlements with tax authorities	—	—
Additions based on tax positions related to the current period positions	1	1

Unrecognized tax benefits as of end of period	$398	$399

NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $336,000 and $428,000 for the three months ended September 30, 2009 and 2010; and $623,000 and $841,000 for the six months ended September 30, 2009 and 2010. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand, as well as for capital expenditures. As of September 30, 2010, the Company had entered into $9.2 million of purchase commitments related to fiscal 2011, including $0.2 million related to the remaining capital committed for information technology improvements and other manufacturing equipment, $1.0 million for commitments under operating leases and $8.0 million for inventory purchases.

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
NOTE G — SHAREHOLDERS’ EQUITY
Employee Stock Purchase Plan
In August 2010, the Company’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2.5 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE Amex exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. For the three months ended September 30, 2010, the Company issued 40,560 shares out of treasury to employees under the ESPP at a price of $3.17 per share for a total of $129,000 to fund employee share purchases under the ESPP. For the three months ended September 30, 2010, the Company issued loans to employees in the total amount of $121,000. The loans are reflected on the Company’s balance sheet as a contra-equity account.

NOTE H — STOCK OPTIONS AND WARRANTS
The Company grants stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 10,500,000 shares for issuance to key employees, consultants and directors. The Company’s board of directors approved an increase to the number of shares available under the 2004 Stock and Incentive Awards Plan of 1,500,000 shares, and such share increase was approved by the Company’s shareholders at the 2010 annual shareholder meeting. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both incentive stock options and non-qualified stock options, although in July 2008, the Company adopted a policy of thereafter only granting non-qualified stock options. Restricted stock awards have no vesting period and have been issued to certain non-employee directors in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company.
For the three and six months ended September 30, 2010, the Company granted 6,557 and 11,976 shares under the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $2.86 to $3.46 per share, the closing market prices as of the grant dates.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Cost of product revenue	$53	$38	$112	$74
General and administrative	145	173	267	271
Sales and marketing	136	145	265	254
Research and development	9	7	19	12

Total	$343	$363	$663	$611

As of September 30, 2010, compensation cost related to non-vested stock-based compensation amounted to $4.4 million over a remaining weighted average expected term of 7.0 years.
The following table summarizes information with respect to the Plans:

	Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2010	569,690	3,546,249	$3.66	6.87
Granted stock options	(504,077)	504,077	3.71
Granted shares in lieu of cash compensation	(11,976)	—	—
Forfeited	176,854	(176,854)	3.56
Exercised	—	(235,220)	1.33

Balance at September 30, 2010	230,491	3,638,252	$3.79	6.73	$1,893,707

Exercisable at September 30, 2010		1,684,621	$3.38	4.97	$1,391,009

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $3.17 as of September 30, 2010.
A summary of the status of the Company’s outstanding non-vested stock options as of September 30, 2010 was as follows:

Non-vested at March 31, 2010	1,789,119
Granted	504,077
Vested	(162,711)
Forfeited	(176,854)

Non-vested at September 30, 2010	1,953,631

The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2010 or during the six months ended September 30, 2010.

Outstanding warrants are comprised of the following:

Weighted
Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2010	76,240	$2.37
Issued	—	—
Exercised	—	—
Cancelled	—	—

Balance at September 30, 2010	76,240	$2.37

A summary of outstanding warrants at September 30, 2010 follows:

Exercise Price	Number of Warrants	Expiration
$2.25	38,980	Fiscal 2014
$2.50	37,260	Fiscal 2011

Total	76,240

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We have sold and installed more than 1,873,000 of our HIF lighting systems in over 6,120 facilities from December 1, 2001 through September 30, 2010. We have sold our products to 126 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2010 included Coca-Cola Enterprises Inc., U.S. Foodservice, SYSCO Corp., Ball Corporation, MillerCoors and Pepsico, Inc. and its affiliates.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2010, “fiscal 2010”. We call our current fiscal year, which will end on March 31, 2011, “fiscal 2011.” Our fiscal 2011 first quarter ended on June 30, our fiscal 2011 second quarter ended on September 30, our fiscal 2011 third quarter ends on December 31 and our fiscal 2011 fourth quarter ends on March 31.
Because of the current recessed state of the global economy, especially as it relates to capital equipment manufacturers, our fiscal 2011 first half results continued to be impacted by lengthened customer sales cycles and sluggish customer capital spending. To address these conditions, we implemented $3.2 million of annualized cost reductions during the first quarter of fiscal 2010. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010 and the first half of fiscal 2011. We currently have identified an additional $2 million of cost reductions related to decreased product costs, improved manufacturing efficiencies and reduced operating expenses. We expect these cost reductions to be realized during the second half of fiscal 2011.
In August 2009, we created Orion Engineered Systems, a new operating division which has been offering our customers additional alternative renewable energy systems. In fiscal 2010, we sold and installed three solar photovoltaic, or PV, electricity generating projects, completing our test analysis on two of the three in the fiscal 2010 third quarter, and executed our first cash sale and our first Power Purchase Agreement, or PPA, as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system, a cash sale, during our fiscal 2011 first quarter. During the quarter ended September 30, 2010, we received an $8.2 million cash order for a solar PV generating system for which we expect to recognize revenue during the second half of fiscal 2011.

In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program, as well as our solar PPA, as an alternative to purchasing our systems for cash. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. The OTA is structured as a supply agreement in which we receive monthly rental payments over the life of the contract, typically 12 months, with an annual renewable agreement with a maximum term between two and five years. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We expect that the number of customers who choose to purchase our systems by using our OTA financing program will continue to increase in future periods. While our OTA program creates a recurring revenue stream over the term of the annually renewable OTA, it results in a mis-match between the timing of our recognition of revenues and expenses under generally accepted accounting principles, or GAAP. This consequence has negatively impacted our near-term revenue and net income, and will likely continue to do so. Under GAAP, all of our selling, marketing and administrative expenses related to new OTAs are expensed up front as incurred, while the related OTA revenue is recognized on a monthly basis over the life of the contract. As a result of this mis-match under GAAP, management evaluates the impact of our OTAs on our financial statements by discounting the future earnings potential of our OTA contracts at our incremental borrowing rate of 7.5%, assuming that our OTA customers will exercise all renewal periods through the end of their contract term in order to arrive at OTA and PPA adjusted revenue. We believe that this non-GAAP analysis, that adjusts for the financial impact of the mis-match under GAAP between the immediate operating expense recognition for most OTA and PPA sales activities and contract administration costs and the deferral of revenue recognition and the related income from such contracts on a monthly basis over the contract term, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful in helping them to better understand our relative operating results and underlying operational trends. Our management also uses this non-GAAP financial measure to help evaluate our ongoing operations and for internal planning, budgeting, forecasting and business management purposes. For fiscal 2010, we evaluated the impact of the $10.0 million of OTA contracted revenue during fiscal 2010 and determined that the discounted future earnings potential would have provided us with an additional $0.07 of earnings per share for fiscal 2010, which would have reduced our total loss to $(0.12) per share. For the first half of fiscal 2011, we evaluated the impact of the $9.4 million of OTA and PPA contracted revenue and determined that the discounted future earnings potential would have provided us with an additional $0.06 of earnings per share which would have reduced our loss per share from $(0.05) to earnings per share of $0.01. We anticipate that the expected continuing increasing volume of our product sales through OTA and PPA financing contracts as a percentage of overall customer contracts signed, compared to cash purchases, will continue to reduce our near-term GAAP revenue and operating income as a result of the mis-match of contract operating expenses and revenues, and will continue to impact the ability of investors and financial analysts to compare financial performance across accounting periods.
Despite near-term economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our record level of backlog of cash orders as of September 30, 2010, the increase in the number of our value-added resellers and their sales staffs and our cost reduction plans for the second half of fiscal 2011. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems division, the opportunity for our participation in the replacement part aftermarket and the increasing national recognition of the importance of environmental stewardship, including legislation within the State of Wisconsin passed earlier this year that recognized our solar Apollo Light Pipe as a renewable product offering and qualified it for incentives currently offered to other renewable technologies.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. In fiscal 2010 and continuing into the first half of fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 42% of our total revenue volume in fiscal 2010 which was an increase from the 40% of total revenue contributed in fiscal 2009. This growth trend in our wholesale mix of total revenue continued to increase during the fiscal 2011 first half as our wholesale mix of total revenue was 53% compared to 38% in the first half of fiscal 2010.

Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. The OTA is structured as a supply agreement in which we receive monthly rental payments over the life of the contract, typically 12 months, with an annual renewable agreement with a maximum term between two and five years. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. However, we do retain the option to sell the payment stream to a third party finance company, in which case the revenue is recognized at the net present value of the total future payments from the finance company upon completion of the sale transaction. The OTA program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. For the fiscal 2010 first half, we recognized $0.2 million of revenue from completed OTAs. For the fiscal 2011 first half, we recognized $0.7 million of revenue from completed OTAs. As of September 30, 2010, we had signed 127 customers to OTAs representing future potential gross revenue streams of $13.9 million. We report the gross value of future revenue from OTAs due to the short-term nature of the contracts and because we often receive cash energy efficiency rebates from utilities which is recorded as deferred revenue on our balance sheet. In the future, we expect an increase in the volume of OTAs as our customers take advantage of our value proposition without incurring up-front capital cost. The timing of expected future GAAP product revenue recognition and the resulting operating cash inflows from OTAs, assuming all renewal periods will be exercised over the term of the contracts, was as follows as of September 30, 2010 (in thousands):

Fiscal 2011 remainder	$1,609
Fiscal 2012	3,494
Fiscal 2013	3,116
Fiscal 2014	2,745
Beyond	2,935

Total expected future gross revenue from OTAs	$13,899

Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. The PPA product is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. For the fiscal 2010 first half, we recognized no revenue from completed PPAs. For the fiscal 2011 first half, we recognized $0.2 million of revenue from completed PPAs. As of September 30, 2010, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $3.4 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs assuming the systems perform as designed, was as follows as of September 30, 2010 (in thousands):

Fiscal 2011 remainder	$260
Fiscal 2012	432
Fiscal 2013	432
Fiscal 2014	431
Beyond	1,826

Total expected future discounted revenue from PPAs	$3,381

Other than for OTA and PPA revenue, we recognize revenue on product only sales at the time of shipment. For projects consisting of multiple elements of revenue, such as a combination of product sales and services, we separate the project into separate units of accounting based on their relative fair values for revenue recognition purposes. Additionally, the deferral of revenue on a delivered element may be required if such revenue is contingent upon the delivery of the remaining undelivered elements. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their fair value, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 33% and 32% of our total revenue for the first half of fiscal 2011 and fiscal 2010, respectively. No single customer accounted for more than 10% of our total revenue for either our first half of fiscal 2011 or fiscal 2010. If large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA and PPA programs and any new products, applications and service that we may introduce through our Orion Engineered Systems division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services and our OTA program, including whether we decide to either retain or resell the expected future cash flows under our OTA program and the relative timing of the resultant revenue recognition; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Contracted revenue. Although “contracted revenue” is not a term recognized under GAAP, since the volume of our OTA and PPA business is expected to continue to increase and because of the deferred revenue recognition of our retained OTA and PPA projects, we believe contracted revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define contracted revenue as the total contractual value of all firm purchase orders received for our products and services and the expected future potential gross revenue streams, including all renewal periods, for all OTAs upon the execution of the contract and the discounted value of future potential revenue from energy generation over the life of all PPAs along with the discounted value of revenue for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For OTA and cash contracted revenues, we generally expect that we will begin to recognize GAAP revenue under the terms of the agreements within 90 days from the firm contract date. For PPA contracted revenues, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total contracted revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the released different GAAP revenue recognition treatment. For our fiscal 2010 first half, total contracted revenue was $35.8 million, which included $4.7 million of future expected potential gross revenue streams associated with OTAs. For our fiscal 2011 first half, total contracted revenue was $48.0 million, an increase of 34% compared to the first half of fiscal 2010, which included of $7.6 million of expected future potential gross revenue streams associated with OTAs and $1.9 million of potential discounted revenue streams from PPAs.
Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OTAs, PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of September 30, 2010, we had a backlog of firm purchase orders of approximately $13.7 million, which included $8.2 million of solar PV orders, compared to $4.0 million as of September 30, 2009. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter and our firm purchase order backlog related to solar PV systems to be recognized within the following two quarters. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 40% of our total cost of revenue for the first half of fiscal 2011 and were 16% of total cost of revenue for the first half of fiscal 2010. The increase in purchasing activity was to increase safety stock levels of electronic components due to supply-side concerns over product availability. The cost of revenue from OTA and PPA projects is recorded as an asset on our balance sheet with the related costs amortized monthly over the life of the contract. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. During the past few years, we have vertically integrated some of our processes previously performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line, a power cord assembly line and acquired production fabrication equipment. Each of these production items provide us with additional capacity to continue to support our potential future revenue growth. We expect that these processes will help to reduce overall unit costs upon the equipment becoming more fully utilized. During fiscal 2010, we reengineered our manufacturing production product flow, consolidated product assembly stations, eliminated redundant material handling activities and improved production efficiencies. These design improvements helped reduce manufacturing direct and indirect labor costs. We have identified several manufacturing product improvements that will allow us to reduce our material costs and improve production efficiencies and expect that these cost reduction opportunities will deliver additional savings during the second half of fiscal 2011.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our mix of large retrofit and multi-facility roll-out projects with national accounts; (ii) the level of our wholesale sales; (iii) our realization rate on our billable services; (iv) our project pricing; (v) our level of warranty claims; (vi) our mix of revenue between HIF retrofit projects and renewable energy projects; (vii) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (viii) our level of efficiencies in our manufacturing operations; and (ix) our level of efficiencies from our subcontracted installation service providers.
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense. Up-front costs related to our OTA business, including most related sales activities and contract administration costs, are expensed as incurred resulting in a mis-match of operating expense recognition and the related revenue recognition from OTAs. This mis-match of OTA revenue and expense recognition reduces our near-term profitability as revenue and gross profit are recorded under generally accepted accounting principles, or GAAP, in future periods. While we have recently focused on reducing our personnel costs and headcount in certain functional areas, we do nonetheless believe that future opportunities within our business remain strong. As a result, we may choose to selectively add to our product development and sales staff based upon opportunities.
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
In fiscal 2010, our operating expenses increased as a result of the completion of our new technology center and the related building occupancy costs. For the fiscal 2011 first half, we have invested in marketing efforts to our direct end customers and to our channel partners through increasing advertising, marketing collateral materials and participating in national industry and customer trade shows. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.

We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period under the provisions of the Financial Accounting Standards Board Accounting Standards Codification, or ASC Topic 718, Compensation — Stock Compensation. We recognized $0.6 million of stock-based compensation expense in the first half of fiscal 2011 and $0.7 million in the first half of fiscal 2010. As a result of prior option grants, we expect to recognize an additional $4.4 million of stock-based compensation over a weighted average period of approximately seven years, including $0.7 million in the last six months of fiscal 2011. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under long-term debt obligations, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from two to 15 years.
Dividend and Interest Income. We report interest income earned on our cash and cash equivalents and short term investments. For the first six months of fiscal 2011, our interest income declined compared to the first six months of fiscal 2010 as a result of the decrease in our cash and cash equivalents and lower market rates of return on our investments.
Income Taxes. As of September 30, 2010, we had net operating loss carryforwards of approximately $19.2 million for federal tax purposes and $8.9 million for state tax purposes. Included in these loss carryforwards were $6.6 million for federal and $3.2 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $579,000 and state credit carryforwards of approximately $92,000, which is net of a valuation allowance of $469,000. Management believes it is more likely than not that we will realize the benefits of most of these assets and has reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.
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
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended September 30,					Six Months Ended September 30,
	2009		2010			2009		2010
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$13,763	94.1%	$12,948	94.4%	(5.9)%	$24,440	89.7%	$26,417	93.0%	8.1%
Service revenue	856	5.9%	767	5.6%	(10.4)%	2,807	10.3%	1,986	7.0%	(29.2)%

Total revenue	14,619	100.0%	13,715	100.0%	(6.2)%	27,247	100.0%	28,403	100.0%	4.2%
Cost of product revenue	9,222	63.1%	8,257	60.2%	(10.5)%	17,094	62.8%	16,782	59.1%	(1.8)%
Cost of service revenue	632	4.3%	498	3.6%	(21.2)%	1,887	6.9%	1,415	5.0%	(25.0)%

Total cost of revenue	9,854	67.4%	8,755	63.8%	(11.2)%	18,981	69.7%	18,197	64.1%	(4.1)%

Gross profit	4,765	32.6%	4,960	36.2%	4.1%	8,266	30.3%	10,206	35.9%	23.5%
General and administrative expenses	3,143	21.5%	2,988	21.8%	(4.9)%	6,307	23.1%	5,933	20.9%	(5.9)%
Sales and marketing expenses	2,962	20.2%	3,299	24.1%	11.4%	6,113	22.4%	6,889	24.3%	12.7%
Research and development expenses	491	3.4%	573	4.2%	16.5%	910	3.3%	1,183	4.1%	29.9%

Loss from operations	(1,831)	(12.5)%	(1,900)	(13.9)%	(3.8)%	(5,064)	(18.5)%	(3,799)	(13.4)%	25.0%
Interest expense	74	0.5%	54	0.3%	(27.0)%	130	0.5%	124	0.4%	(4.6)%
Dividend and interest income	76	0.5%	6	0.0%	(92.1)%	198	0.7%	16	0.0%	(92.0)%

Loss before income tax	(1,829)	(12.5)%	(1,948)	(14.2)%	(6.5)%	(4,996)	(18.3)%	(3,907)	(13.8)%	21.8%
Income tax benefit	(430)	(2.9)%	(1,788)	(13.0)%	315.8%	(824)	(3.0)%	(2,692)	(9.5)%	227.1%

Net loss	$(1,399)	(9.6)%	$(160)	(1.2)%	88.6%	$(4,172)	(15.3)%	$(1,215)	(4.3)%	70.9%

Contracted Revenue. Total contracted revenue increased from $20.3 million, which included $2.4 million of future potential gross revenue streams associated with OTAs, for the fiscal 2010 second quarter to $29.2 million, which included $5.3 million of future potential gross revenue streams associated with OTAs, for the fiscal 2011 second quarter, an increase of $8.9 million, or 44%. The increase in contracted revenue from the prior year was due to increased order activity of renewable technologies through our Orion Engineered Systems division and an increase in completed OTAs as customers continue to be constrained by limited capital budgets. Total contracted revenue increased from $35.8 million, which included $4.7 million of future potential gross revenue streams associated with OTAs, for the fiscal 2010 first half to $48.0 million, which included $7.6 million of future potential gross revenue streams associated with OTAs and $1.9 million of discounted potential revenue from PPAs, for the fiscal 2011 first half, an increase of $12.2 million, or 34%. We attribute this improvement in contracted revenue to an increase in the number of OTAs and PPAs and a slightly improved economic environment versus the first half of fiscal 2010.
Revenue. Product revenue decreased from $13.8 million for the fiscal 2010 second quarter to $12.9 million for the fiscal 2011 second quarter, a decrease of $0.9 million, or 7%. The decrease in product revenue was a result of a large influx of orders at the end of September which were not able to be produced and shipped within the quarter. The backlog of cash orders at the end of September exceeded $13.0 million. Service revenue decreased from $0.9 million for the fiscal 2010 second quarter to $0.8 million for the fiscal 2011 second quarter, a decrease of $0.1 million or 11%. The decrease in service revenue was a result of the continued percentage increase of total revenue to our wholesale channels where services are not provided, a trend that we expect to continue. Product revenue increased from $24.4 million for the fiscal 2010 first half to $26.4 million for the fiscal 2011 first half, an increase of $2.0 million, or 8%. The increase in product revenue was a result of increased sales of our HIF lighting systems. Service revenue decreased from $2.8 million for the fiscal 2010 first half to $2.0 million for the fiscal 2011 first half, a decrease of $0.8 million or 29%. The decrease in service revenue was a result of the continued percentage increase of total revenue to our wholesale channels where services are not provided, a trend that we expect to continue. While we were encouraged by the improvement in first half fiscal 2011 revenue versus the prior year first half, we believe that our product and service revenue continue to be impacted by a lengthened sales cycle in the marketplace due to general conservatism in the marketplace regarding capital spending.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $9.2 million for the fiscal 2010 second quarter to $8.3 million for the fiscal 2011 second quarter, a decrease of $0.9 million, or 10%. Our cost of service revenue decreased from $0.6 million for the fiscal 2010 second quarter to $0.5 million for the fiscal 2011 second quarter, a decrease of $0.1 million, or 17%. Total gross margin increased from 32.6% for the fiscal 2010 second quarter to 36.2% for the fiscal 2011 second quarter. Our cost of product revenue decreased from $17.1 million for the fiscal 2010 first half to $16.8 million for the fiscal 2011 first half, a decrease of $0.3 million, or 2%. Our cost of service revenue decreased from $1.9 million for the fiscal 2010 first half to $1.4 million for the fiscal 2011 first half, a decrease of $0.5 million, or 26%. Total gross margin increased from 30.3% for the fiscal 2010 first half to 35.9% for the fiscal 2011 first half. The increase in gross margin was attributable to cost containment efforts through the reduction of direct and indirect headcounts, improved production efficiencies resulting from the reengineering of our assembly process, negotiated price decreases on raw material purchases and reductions in discretionary spending.
Operating Expenses
General and Administrative. Our general and administrative expenses decreased from $3.1 million for the fiscal 2010 second quarter to $3.0 million for the fiscal 2011 second quarter, a decrease of $0.1 million, or 3%. The decrease was a result of $0.1 million in reduced compensation costs resulting from headcount reductions, a $0.1 million decrease in consulting and auditing services and $0.1 million in discretionary spending reductions. These reductions were offset by increased legal expenses of $0.2 million related to general corporate matters. General and administrative expenses decreased from $6.3 million for the fiscal 2010 first half to $5.9 million for the fiscal 2011 first half, a decrease of $0.4 million, or 6%. The decrease was a result of $0.2 million in reduced compensation costs resulting from headcount reductions, a $0.2 million decrease in consulting and auditing services, a $0.2 million reduction in bad debt expense from the prior year and $0.2 million in discretionary spending reductions. These reductions were offset by increased legal expenses of $0.5 million related to the settlement efforts of the class action litigation and general corporate matters.
Sales and Marketing. Our sales and marketing expenses increased from $3.0 million for the fiscal 2010 second quarter to $3.3 million for the fiscal 2011 second quarter, an increase of $0.3 million, or 10%. The increase was a result of increased costs for advertising and marketing programs, and increased travel costs for customer site visits. Our sales and marketing expenses increased from $6.1 million for the fiscal 2010 first half to $6.9 million for the fiscal 2011 first half, an increase of $0.8 million, or 13%. The increase was a result of increased advertising and marketing expenses and commission expenses related to our efforts to expand our partner channels, increased travel costs for customer site visits and increased costs for participation in trade shows. Total sales and marketing headcount as of September 30, 2009 was 78. Total sales and marketing headcount as of September 30, 2010 was 79.

Research and Development. Our research and development expenses increased from $0.5 million for the fiscal 2010 second quarter to $0.6 million for the fiscal 2011 second quarter, an increase of $0.1 million, or 20%. Our research and development expenses increased from $0.9 million for the fiscal 2010 first half to $1.2 million for the fiscal 2011 first half, an increase of $0.3 million, or 33%. The increase was a result of headcount additions in our engineering and product development group and materials for new product development and testing. Expenses incurred within the quarter related to compensation costs for the development and support of new products, depreciation expenses for lab and research equipment and sample and testing costs related to the development of our new exterior lighting product initiatives.
Interest Expense. Our interest expense was relatively flat for the fiscal 2010 second quarter versus the fiscal 2011 second quarter and for the fiscal 2010 first half versus the fiscal 2011 first half. For the first half of fiscal 2010 and fiscal 2011, we capitalized $21,000 and $0 of interest for construction in progress, respectively.
Interest Income. Interest income decreased from $0.1 million for the fiscal 2010 second quarter to $6,000 for the fiscal 2011 second quarter, a decrease of $0.1 million or 100%. Interest income decreased from $0.2 million for the fiscal 2010 first half to $16,000 for the fiscal 2011 first half, a decrease of $0.2 million or 100%. The decrease in investment income was a result of less cash invested and a decrease in interest rates on our short-term investments.
Income Taxes. Our income tax benefit increased from a benefit of $0.4 million for the fiscal 2010 second quarter to a benefit of $1.8 million for the fiscal 2011 second quarter. Our income tax benefit increased from a benefit of $0.8 million for the fiscal 2010 first half to a benefit of $2.7 million for the fiscal 2011 first half. Our effective income tax rate for the fiscal 2010 first half was (16.5%), compared to (68.9)% for the fiscal 2011 first half. The change in our effective tax rate was due to the change in recognized benefits for non-deductible stock compensation expense, increases in non-deductible meals and entertainment related to sales and marketing initiatives, an increase in our state valuation allowance and a mix change in state tax rates.
Liquidity and Capital Resources
Overview
We had approximately $13.3 million in cash and cash equivalents and $1.0 million in short-term investments as of September 30, 2010, compared to $23.4 million and $1.0 million at March 31, 2010. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.1%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of December 2010 and a yield of 0.45%.
Cash Flows
The following table summarizes our cash flows for the three months ended September 30, 2009 and 2010 (in thousands):

	Six Months Ended
	September 30,
	2009	2010
Operating activities	$(3,890)	$(4,519)
Investing activities	1,456	(8,147)
Financing activities	(316)	2,626

Decrease in cash and cash equivalents	$(2,750)	$(10,040)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items; including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the first half of fiscal 2011 was $4.5 million and consisted of net cash of $2.7 million used for working capital purposes and a net loss adjusted for non-cash expense items of $1.8 million. Cash used for working capital consisted of an increase of $7.7 million in inventory for purchases described under “— Liquidity and Capital Resources — Working Capital” below. Cash provided by working capital included $3.0 million in collections for trade receivables, a $1.5 million increase in accounts payable related to payment terms on inventory purchases during the fiscal 2011 second quarter and a $0.8 million increase in deferred revenue related to an investment tax grant received for a solar asset owned under our PPA finance program.

Cash used in operating activities for the first half of fiscal 2010 was $3.9 million and consisted of net cash of $0.5 million used for working capital purposes and net loss adjusted non-cash expense items of $3.4 million. Cash used for working capital purposes consisted of an increase of $1.3 million in trade receivables and a $2.3 million decrease in accounts payable resulting from payments to our vendors. These amounts were offset by a decrease of $0.6 million in inventories resulting from reduced inventory purchases, a $1.8 million decrease in prepaids resulting from refunds of deposits held under construction projects and for operating leases and the amortization of expenses and a $0.7 million increase in accrued expenses resulting from increases in accrued severance costs, increases in accrued legal expenses and increased deposit payments for OTAs.
Cash Flows Related to Investing Activities. For the first half of fiscal 2011, cash used in investing activities was $8.1 million. This included $5.7 million invested in equipment related to our OTA and PPA finance programs, $2.0 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments, $0.3 million for long-term investments and $0.1 million for patent investments.
For the first half of fiscal 2010, cash provided by investing activities was $1.5 million. This included $5.6 million provided from the maturation of short-term investments, offset by cash flows used in investing activities of $2.5 million for capital expenditures related to the technology center, operating software systems, and processing equipment for capacity and cost improvement measures and $1.5 million for investment into OTA assets installed and operating at customer locations.
Cash Flows Related to Financing Activities. For the first half of fiscal 2011, cash flows provided by financing activities was $2.6 million. This included $2.7 million in new debt borrowings to fund OTA and capital projects and $0.3 million received from stock option exercises. Cash flows used in financing activities included $0.3 million for repayment of long-term debt and $0.1 million for costs related to our new Credit Agreement.
For the first half of fiscal 2010, cash flows used in financing activities was $0.3 million. This included $0.4 million for common share repurchases and $0.4 million used for the repayment of long-term debt, offset by cash flows provided by financing activities, which included proceeds of $0.5 million received from stock option and warrant exercises.
Working Capital
Our net working capital as of September 30, 2010 was $51.3 million, consisting of $65.4 million in current assets and $14.1 million in current liabilities. Our net working capital as of March 31, 2010 was $55.7 million, consisting of $67.9 million in current assets and $12.2 million in current liabilities. Our inventories have increased from our prior fiscal year-end by $7.7 million due to an increase in the level of our wireless control inventories of $3.8 million based upon our Phase 2 initiatives, a $1.9 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders and a $3.1 million increase in ballast component inventories. The vast majority of our wireless components are assembled overseas and require longer delivery lead times. In addition, overseas suppliers require deposit payments at time of purchase order. As of August 2010, we had completed our initial purchase and investment in wireless component inventories. During the fiscal 2011 first half, we continued to increase our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic components market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. During the second half of fiscal 2011, we expect to reduce inventories by approximately $10.0 million by reducing our safety stock to the levels as they existed prior to the electrical components supply issues, selling wireless control inventory and by shipping our solar panel inventories to customers during our fiscal 2011 third quarter. We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
We have currently been funding the systems costs of our OTAs and PPAs with our own cash. During the fiscal 2011 second quarter, we entered into a note agreement with a financial institution that provided us with $2.4 million of funding for our OTA projects. To ensure long-term capital support for our expected growth of these financing programs, we are currently pursuing several additional debt financing alternatives to provide funding to specifically support the equipment and purchases that underlie our OTAs and PPAs.

We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months, dependent upon the growth of our OTA finance programs and the extent to which we support such contracts with our own cash.
Indebtedness
Revolving Credit Agreement
On June 30 2010, we entered into a new credit agreement, or Credit Agreement, with JP Morgan Chase Bank, N.A., or JP Morgan. The Credit Agreement replaced our former credit agreement.
The Credit Agreement provides for a revolving credit facility, or Credit Facility, that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. We had no outstanding borrowings under the Credit Agreement as of September 30, 2010. We were in compliance with all of our covenants under the credit agreement as of September 30, 2010.
The Credit Agreement is secured by a first lien security interest in our accounts receivable, inventory and general intangibles, and a second lien priority in our equipment and fixtures. All OTAs, PPAs, leases, supply agreements and/or similar agreements relating to solar photovoltaic and wind turbine systems or facilities, as well as all of our accounts receivable and assets related to the foregoing, are excluded from these liens.
We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. We did not meet the deposit requirement to waive the unused fee as of September 30, 2010.
Capital Spending
We expect to incur approximately $0.8 million in capital expenditures during the remainder of fiscal 2011, excluding capital to support expected OTA growth. We spent approximately $2.0 million of capital expenditure in the fiscal 2011 first half on information technologies, renewable energy-related investments and other tooling and equipment for new products and cost improvements in our manufacturing facility. Our capital spending plans predominantly consist of the completion of projects that have been in place for several months and for which we have already invested significant capital. We consider the completion of our information systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of September 30, 2010 (dollars in thousands):

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Bank debt obligations	$6,136	$1,198	$2,371	$1,875	$692
Capital lease obligations	4	4	—	—	—
Cash interest payments on debt	1,270	315	436	165	354
Operating lease obligations	2,383	1,003	1,073	263	44
Purchase order and cap-ex commitments (1)	14,920	8,198	6,722	—	—

Total	$24,713	$10,718	$10,602	$2,303	$1,090

(1)
Reflects non-cancellable purchase order commitment in the amount of $14.7 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $0.2 million for improvements to information technology systems, renewable energy products and manufacturing equipment and tooling.

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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the quarter ended September 30, 2010 pursuant to Rule 13a-15(b) of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2010.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which we filed with the SEC on June 14, 2010. During the three months ended September 30, 2010, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Use of Proceeds
Our IPO was declared effective by the SEC on December 18, 2007. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $78.6 million. Through September 30, 2010, approximately $38.1 million of the proceeds from our IPO have been used to fund operations of our business and for general corporate purposes and approximately $29.8 million was used for the repurchase of common shares. The remainder of the net proceeds from the IPO are invested in bank certificates of deposit and money market accounts. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 18, 2007 pursuant to Rule 424(b).

ITEM 5.	OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through September 30, 2010, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through September 30, 2010
(in thousands, unaudited)
HIF lighting systems sold(1)	1,873
Total units sold (including HIF lighting systems)	2,447
Customer kilowatt demand reduction(2)	574
Customer kilowatt hours saved(2)(3)	13,206,752
Customer electricity costs saved(4)	$1,016,920
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	8,778
Square footage retrofitted(6)	957,317

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)
A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.45 million units).

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

(6)
Based on 2.45 million total units sold, which contain a total of approximately 12.25 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2010.

ORION ENERGY SYSTEMS, INC. Registrant
By:	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended September 30, 2010

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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