Form 10-Q
period 2010-12-31
ORION ENERGY SYSTEMS, INC.
filed 2011-02-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 22,818,902 shares of the Registrant’s common stock outstanding on February 7, 2011.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended December 31, 2010

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2010
Assets
Cash and cash equivalents	$23,364	$9,858
Short-term investments	1,000	1,010
Accounts receivable, net of allowances of $382 and $467	14,617	24,326
Inventories, net	25,991	32,230
Deferred tax assets	—	502
Prepaid expenses and other current assets	2,974	3,140

Total current assets	67,946	71,066
Property and equipment, net	30,500	37,741
Patents and licenses, net	1,590	1,634
Deferred tax assets	2,610	2,662
Other long-term assets	975	2,963

Total assets	$103,621	$116,066

Liabilities and Shareholders’ Equity
Accounts payable	$7,761	$15,363
Accrued expenses and other	3,844	4,190
Deferred tax liabilities	44	—
Current maturities of long-term debt	562	1,261

Total current liabilities	12,211	20,814
Long-term debt, less current maturities	3,156	4,618
Deferred revenue, long-term	186	1,599
Other long-term liabilities	398	399

Total liabilities	15,951	27,430

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2010 and December 31, 2010; no shares issued and outstanding at March 31, 2010 and December 31, 2010	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2010 and December 31, 2010; shares issued: 29,911,203 and 30,224,199 at March 31, 2010 and December 31, 2010; shares outstanding: 22,442,380 and 22,792,302 at March 31, 2010 and December 31, 2010	—	—
Additional paid-in capital	122,515	123,965
Shareholder notes receivable	—	(157)
Treasury stock: 7,468,823 and 7,431,897 common shares at March 31, 2010 and December 31, 2010	(32,011)	(31,767)
Accumulated deficit	(2,834)	(3,405)

Total shareholders’ equity	87,670	88,636

Total liabilities and shareholders’ equity	$103,621	$116,066

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Product revenue	$17,205	$27,663	$41,645	$54,080
Service revenue	2,090	2,008	4,897	3,994

Total revenue	19,295	29,671	46,542	58,074
Cost of product revenue	10,633	18,784	27,727	35,566
Cost of service revenue	1,568	1,674	3,455	3,089

Total cost of revenue	12,201	20,458	31,182	38,655

Gross profit	7,094	9,213	15,360	19,419
Operating expenses:
General and administrative	3,051	2,709	9,357	8,642
Sales and marketing	3,063	3,235	9,176	10,124
Research and development	404	614	1,315	1,797

Total operating expenses	6,518	6,558	19,848	20,563

Income (loss) from operations	576	2,655	(4,488)	(1,144)
Other income (expense):
Interest expense	(67)	(99)	(197)	(223)
Dividend and interest income	49	3	248	19

Total other income (expense)	(18)	(96)	51	(204)

Income (loss) before income tax	558	2,559	(4,437)	(1,348)

Income tax expense (benefit)	(249)	1,915	(1,072)	(777)

Net income (loss)	$807	$644	$(3,365)	$(571)

Basic net income (loss) per share	$0.04	$0.03	$(0.15)	$(0.03)
Weighted-average common shares outstanding	21,792,175	22,726,426	21,709,799	22,629,776
Diluted net income (loss) per share	$0.04	$0.03	$(0.15)	$(0.03)
Weighted-average common shares and share equivalents outstanding	22,567,575	23,110,633	21,709,799	22,629,776
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2009	2010
Operating activities
Net loss	$(3,365)	$(571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,956	3,145
Stock-based compensation expense	1,064	931
Deferred income tax benefit	(1,234)	(597)
Change in allowance for notes and accounts receivable	384	85
Other	15	25
Changes in operating assets and liabilities:
Accounts receivable	(1,950)	(9,794)
Inventories	(4,285)	(6,239)
Prepaid expenses and other assets	1,414	(350)
Accounts payable	5,193	7,602
Accrued expenses	633	346

Net cash used in operating activities	(175)	(5,417)
Investing activities
Purchase of property and equipment	(4,268)	(2,885)
Purchase of property and equipment leased to customers under operating leases	(5,328)	(7,375)
Purchase of short-term investments	—	(10)
Sale of short-term investments	5,522	—
Additions to patents and licenses	(186)	(158)
Proceeds from sales of long-term assets	6	1
Long-term assets	—	(330)

Net cash used in investing activities	(4,254)	(10,757)
Financing activities
Payment of long-term debt	(640)	(528)
Proceeds from long-term debt	200	2,689
Proceeds from shareholder notes	—	1
Repurchase of common stock into treasury	(400)	—
Excess tax benefits from stock-based compensation	95	193
Deferred financing costs and offering costs	—	(61)
Proceeds from issuance of common stock	947	374

Net cash provided by financing activities	202	2,668

Net decrease in cash and cash equivalents	(4,227)	(13,506)
Cash and cash equivalents at beginning of period	36,163	23,364

Cash and cash equivalents at end of period	$31,936	$9,858

Supplemental cash flow information:
Cash paid for interest	$215	$192
Cash paid for income taxes	30	31
Supplemental disclosure of non-cash investing and financing activities

Shares issued from treasury for stock note receivable	$—	$158
Shares surrendered into treasury for stock option exercise	$—	$51
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
In August 2009, we created Orion Engineered Systems, a new operating division offering additional alternative renewable energy systems. During the quarter ended December 31, 2010, the new division exceeded the thresholds for segment reporting and, accordingly, the Company has introduced the presentation of operating segments in this quarter. See Note I “Segment Reporting” of these financial statements for further discussion of our reportable segments.
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
Reclassifications
Certain items have been reclassified from the fiscal year 2010 classifications to conform to the fiscal year 2011 presentation. The reclassification had no effect on net cash used in operating activities, total assets, net income (loss) or income (loss) per share.
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
Short-term investments available for sale
The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2010 and December 31, 2010 were as follows (in thousands):

	March 31, 2010
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$22,297	$—	$—	$22,297	$22,297	$—
Bank certificates of deposit	1,000	—	—	1,000	—	1,000

Total	$23,297	$—	$—	$23,297	$22,297	$1,000

	December 31, 2010
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$484	$—	$—	$484	$484	$—
Bank certificate of deposit	1,010	—	—	1,010	—	1,010

Total	$1,494	$—	$—	$1,494	$484	$1,010
As of March 31, 2010 and December 31, 2010, the Company’s financial assets described in the table above were measured at fair value on a recurring basis employing quoted prices in active markets for identical assets (level 1 inputs).
The Company’s certificate of deposit is pledged as security for an equipment lease.
Fair value of financial instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and deferred revenue, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is also approximately equal to its fair value.
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
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems, wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2010 and December 31, 2010, the Company had inventory obsolescence reserves of $756,000 and $798,000, respectively.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2010	2010
Raw materials and components	$11,107	$14,128
Work in process	669	402
Finished goods	14,215	17,700

	$25,991	$32,230

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31,	December 31,
	2010	2010
Land and land improvements	$1,436	$1,474
Buildings	14,072	15,749
Furniture, fixtures and office equipment	6,615	8,056
Equipment leased to customers under finance agreements	1,586	8,582
Plant equipment	7,627	7,919
Construction in progress	6,777	6,484

	38,113	48,264
Less: accumulated depreciation and amortization	(7,613)	(10,523)

Net property and equipment	$30,500	$37,741

The Company capitalized $21,000 and none, respectively, of the interest costs for construction in progress for the nine months ended December 31, 2009 and 2010, respectively. Included in construction in progress are costs related to Company-owned equipment leased to customers under Orion Throughput Agreements, or OTAs, and solar power purchase agreements, or PPAs, of $3.7 million and $4.0 million as of March 31, 2010 and December 31, 2010, respectively.
Patents and Licenses
Patents and licenses are amortized over their estimated useful life, ranging from 7 to 17 years, using the straight line method.
Other Long-Term Assets
Other long-term assets include $27,000 and $68,000 of deferred financing costs as of March 31, 2010 and December 31, 2010, respectively.
Also included in other long-term assets are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 7.5%. As of December 31, 2010, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2013	$336
Fiscal 2014	336
Fiscal 2015	403

Total gross long-term receivable	1,075
Less: amount representing interest	(164)

Net long-term receivable	$911

Accrued Expenses
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, sales tax payable and other various unpaid expenses. Accrued legal costs were $1.2 million and $1.1 million as of March 31, 2010 and December 31, 2010, respectively.
The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2010	2009	2010
Beginning of period	$42	$59	$55	$60
Provision to cost of revenue	40	20	60	95
Charges	(44)	(18)	(77)	(94)

End of period	$38	$61	$38	$61

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
The Company offers a separate financing program, called a PPA, for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgement that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, typically in excess of 10 years.
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
As discussed in “Recent Accounting Pronouncements”, the Company elected to adopt the revised guidance of ASC 605-25 related to multiple-element arrangements during the quarter ended December 31, 2010. This guidance was retrospectively applied to the beginning of the Company’s fiscal year.
For sales contracts consisting of multiple elements of revenue, such as a combination of product sales and services, the Company determines revenue by allocating the total contract revenue to each element based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence (VSOE) of fair value, if available, (2) third-party evidence (TPE) of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and estimated selling price is provided below).

To determine the selling price in multiple-element arrangements, the Company established VSOE of selling price for its HIF lighting and energy management system products using the price charged for a deliverable when sold separately. In addition, the Company determines the selling price for its installation and recycling services through establishing TPE by obtaining independent quotes from installation contractors and evaluating similar services in standalone arrangements with similarly situated customers. Service revenue is recognized when services are complete and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. The Company’s service revenues other than for installation and recycling that are completed prior to delivery of the product are included in product revenue using management’s best estimate of selling price, as VSOE or TPE evidence does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services, management’s best estimate of selling price is determined by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services and internal costs. The determination of estimated selling price is made through consultation with and approval by management, taking into account all of the preceding factors.
To determine the selling price for solar renewable product and services sold through the Company’s Engineered Systems group, the Company uses management’s best estimate of selling price giving consideration to external and internal factors including, but not limited to, pricing practices, margin objectives, competition, scope and size of individual projects, geographies in which the Company offers its products and services and internal costs. The Company has completed a limited number of renewable project sales and accordingly, does not have sufficient VSOE or TPE evidence.
The nature of the Company’s multiple element arrangements are similar to a construction project with materials being delivered and contracting and project management activities occurring according to an installation schedule. The significant deliverables include the shipment of products and related transfer of title and the installation. The Company’s manufactured technologies are typically delivered within two weeks of receipt of a customer’s purchase order. The timing of delivery on renewable projects through the Company’s Engineered Systems division is dependent upon a contractual schedule agreed upon with the customer and executed in advance of the project start date. Installation for lighting and energy management projects is typically completed within four to six weeks, but can be longer dependent upon the size of the project, the complexity of the interior facility layout and the availability of the customer’s schedule to complete the project. Installation for renewable projects completed through the Company’s Engineered Systems division can often take three to six months to complete and can be longer dependent upon weather issues during installation.
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $415,000 and $436,000 as of March 31, 2010 and December 31, 2010, respectively.
Deferred revenue relates to advance customer billings, energy efficiency rebates received related to OTAs, investment tax grants received related to PPAs and a separate obligation to provide maintenance on OTAs and is classified as a liability on the Condensed Consolidated Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OTA is executed.
Deferred revenue was comprised of the following (in thousands):

	March 31,	December 31,
	2010	2010
Deferred revenue — current liability	$338	$518
Deferred revenue — long term liability	186	1,599

Total deferred revenue	$524	$2,117

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

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the nine months ended December 31, 2009 and 2010, realized tax benefits from the exercise of stock options were $0.1 million and $0.2 million, respectively.
Stock Option Plans
The fair value of each option grant for the three and nine months ended December 31, 2009 and 2010 was determined using the assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Weighted average expected term	5.9 years	6.0 years	6.4 years	5.6 years
Risk-free interest rate	2.33%	1.47%	2.56%	2.06%
Expected volatility	60%	74.8%	60%	60% – 74.8%
Expected forfeiture rate	3%	10%	3%	10%
Expected dividend yield	0%	0%	0%	0%
Net Income (Loss) per Common Share
Net income (loss) per share of common stock was as follows for the three and nine months ended December 31, 2009 and 2010:

	Three months Ended December 31,		Nine months Ended December 31,
	2009	2010	2009	2010
Numerator:
Net income (loss)(in thousands)	$807	$644	$(3,365)	$(571)

Denominator:
Weighted-average common shares outstanding	21,792,175	22,726,426	21,709,799	22,629,776
Weighted-average effect of assumed conversion of stock options and warrants	775,400	384,207	—	—

Weighted-average common shares and common share equivalents outstanding	22,567,575	23,110,633	21,709,799	22,629,776

Net income (loss) per common share:
Basic	$0.04	$0.03	$(0.15)	$(0.03)
Diluted	$0.04	$0.03	$(0.15)	$(0.03)
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted average shares any outstanding stock options and warrants based upon the treasury stock method. Diluted net loss per share is the same as basic net loss per share for periods with a net loss because the effects of potentially dilutive securities are anti-dilutive.
The Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share for the nine months ended:

	December 31,	December 31,
	2009	2010

Warrants	357,144	45,040
Stock Options	3,564,200	3,651,648

	3,921,344	3,696,688

Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 47% and 17% of total cost of revenue for the three months ended December 31, 2009 and 2010, respectively, and 28% of total cost of revenue for both the nine months ended December 31, 2009 and 2010, respectively.
For the three and nine months ended December 31, 2009, no customers accounted for more than 10% of revenue. For the three and nine months ended December 31, 2010, one customer accounted for 20% and 10% of revenue, respectively.
As of March 31, 2010, no customer accounted for more than 10% of the accounts receivable balance. As of December 31, 2010, one customer accounted for more than 10% of the accounts receivable balance.
Recent Accounting Pronouncements
In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on the Company’s consolidated results of operations and financial condition.
Effective April 1, 2010, the Company adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Subtopic 650-25 Revenue Recognition—Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The adoption of this ASU did not result in a material change in either the units of accounting or a change in the pattern or timing of revenue recognition. Additionally, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
NOTE C — RELATED PARTY TRANSACTIONS
During the nine months ended December 31, 2009 and 2010, the Company recorded revenue of $27,000 and $18,000 for products and services sold to an entity for which a director of the Company was formerly the executive chairman. The Company also entered into an OTA finance contract with such entity in September 2010 with future expected gross contracted revenue to the Company of $2.9 million. During the same nine month periods, the Company purchased goods and services from the same entity in the amounts of $30,000 and none. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
During the nine months ended December 31, 2009 and 2010, the Company recorded revenue of $705,000 and $183,000 for products and services sold to various entities affiliated or associated with an entity for which a director of the Company previously served as a member of the board of directors. The Company is not able to identify the respective amount of revenues attributable to specifically identifiable entities within such group of affiliated or associated entities or the extent to which any such individual entities are related to the entity on whose board of directors the Company’s executive officer serves. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

NOTE D — LONG-TERM DEBT
Long-term debt as of March 31, 2010 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2010	2010
Term note	$1,017	$843
Customer equipment finance note payable	—	2,318
First mortgage note payable	926	872
Debenture payable	847	817
Lease obligations	7	2
Other long-term debt	921	1,027

Total long-term debt	3,718	5,879
Less: current maturities	(562)	(1,261)

Long-term debt, less current maturities	$3,156	$4,618

New Debt Arrangements
In September 2010, the Company entered into a note agreement with a financial institution that provided the Company with $2.4 million to fund completed customer contracts under the Company’s OTA finance program. This note is included in the table above as customer equipment finance note payable. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 57 individual OTA customer contracts. The note bears interest at 7% and matures in September 2015. The note agreement includes certain prepayment penalties and a covenant that the Company maintain at least $5 million in cash liquidity. The Company was in compliance with all covenants in the note agreement as of December 31, 2010.
In September 2010, the Company entered into a note agreement with the Wisconsin Department of Commerce that provided the Company with $0.3 million to fund the Company’s rooftop solar project at its Manitowoc manufacturing facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allows for two years without interest accruing or principal payments due. Beginning in June 2012, the note bears interest at 2%. The note matures in June 2017. The note agreement requires the Company to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. The Company was in compliance with all covenants in the note agreement as of December 31, 2010.
Revolving Credit Agreement
On June 30, 2010, the Company entered into a new credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement replaced the Company’s former credit agreement with a different bank.
The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of December 31, 2010, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. The Company incurred $61,000 of deferred financing costs related to the Credit Agreement which will be amortized over the two-year term of the Credit Agreement. There were no borrowings by the Company under the Credit Agreement as of December 31, 2010. The Company was in compliance with all of its covenants under the Credit Agreement as of December 31, 2010.
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
The Company must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of December 31, 2010.

NOTE E — INCOME TAXES
The income tax provision for the nine months ended December 31, 2010 was determined by applying an estimated annual effective tax rate of 57.9% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Nine Months Ended December 31,
	2009	2010
Statutory federal tax rate	(34.0)%	(34.0)%
State taxes, net	0.2%	(5.5)%
Stock-based compensation expense	6.6%	(19.8)%
Federal tax credit	4.0%	20.0%
State tax credit	0.0%	0.0%
State valuation allowance	0.0%	(7.9)%
Permanent items	(1.1)%	(9.6)%
Other, net	0.1%	(1.1)%

Effective income tax rate	(24.2)%	(57.9)%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options over the fair value determined at the grant date. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $0.1 million were recorded in fiscal 2010 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0.1 million and $0.2 million were recorded for the nine-month periods ended December 31, 2009 and 2010, respectively.
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
As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $13.4 million, of which $6.1 million are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $7.9 million, of which $3.2 million are associated with the exercise of non-qualified stock options. The Company also has federal tax credit carryforwards of approximately $712,000, but it does not currently record any state tax credit carryforwards after giving effect to its related valuation allowance of $572,000. The Company has not recorded a valuation allowance for federal loss carryforwards or tax credits. Both the net operating losses and tax credit carryforwards expire between 2014 and 2030.
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
Uncertain tax positions
As of December 31, 2010, the balance of gross unrecognized tax benefits was approximately $399,000, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change in the next 12 months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits. For the nine months ended December 31, 2009 and 2010, the Company had the following unrecognized tax benefit activity (in thousands):

	Nine Months Ended	Nine Months Ended
	December 31, 2009	December 31, 2010
Unrecognized tax benefits as of beginning of period	$397	$398
Decreases relating to settlements with tax authorities	—	—
Additions based on tax positions related to the current period positions	1	1

Unrecognized tax benefits as of end of period	$398	$399

NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $385,000 and $483,000 for the three months ended December 31, 2009 and 2010; and $1.0 million and $1.3 million for the nine months ended December 31, 2009 and 2010. In addition, the Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand, as well as for capital expenditures. As of December 31, 2010, the Company had entered into $22.7 million of purchase commitments, including $0.1 million related to the remaining capital committed for information technology improvements and other manufacturing equipment, $9.2 million for commitments under operating leases and $13.4 million for inventory purchases.
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
In the fourth quarter of fiscal 2010, the Company reached a preliminary agreement to settle the class action lawsuits and on January 3, 2011, the court issued an order granting preliminary approval of the settlement. The court has scheduled a fairness hearing for April 14, 2011. Substantially all of the proposed preliminary settlement amount will be covered by the Company’s insurance. However, for the Company’s share of the proposed preliminary settlement not covered by insurance, the Company recorded an after-tax charge in the fourth quarter of fiscal 2010 of approximately $0.02 per share. The Company deposited its uninsured share of the settlement amount in escrow on February 1, 2011.
If the preliminary settlement is not finally approved or the other conditions are not met, the Company will continue to defend against the lawsuits and believes that it and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint. In such a case, the Company would intend to pursue these defenses vigorously. There can be no assurance, however, that the Company would be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial condition, results of operations and cash flow. In addition, although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage or any costs, claims or judgment which are disputed or not covered by insurance could materially and adversely affect the Company’s financial condition, results of operations and cash flow. If the preliminary settlement is not finally approved or the other conditions are not met, the Company is not presently able to reasonably estimate potential costs and/or losses, if any, related to the lawsuit.

NOTE G — SHAREHOLDERS’ EQUITY
Employee Stock Purchase Plan
In August 2010, the Company’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE Amex exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. The Company had the following shares issued from treasury for the first nine months of fiscal 2011:

	As of December 31, 2010
	Shares Issued	Closing	Shares Issued	Dollar Value	Repayment
Period	Under ESPP Plan	Market Price	Under Loan Program	Of Loans Issued	Of Loans
Quarter Ended September 30, 2010	40,560	$3.17	38,202	$121,100	$—
Quarter Ended December 31, 2010	12,274	3.34	10,898	36,400	844

Total	52,834	$3.21	49,100	$157,500	$844

Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
NOTE H — STOCK OPTIONS AND WARRANTS
The Company grants stock options under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 12,000,000 shares for issuance to key employees, consultants and directors. The Company’s board of directors approved an increase to the number of shares available under the 2004 Stock and Incentive Awards Plan of 1,500,000 shares, and such share increase was approved by the Company’s shareholders at the 2010 annual shareholders meeting and such shares are included above. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both incentive stock options and non-qualified stock options, although in July 2008, the Company adopted a policy of thereafter only granting non-qualified stock options. Restricted stock awards have no vesting period and have been issued to certain non-employee directors in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.
For the three and nine months ended December 31, 2010, the Company granted none and 11,976 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $2.86 to $3.46 per share, the market prices as of the grant dates.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Cost of product revenue	$51	$42	$163	$116
General and administrative	135	147	400	417
Sales and marketing	205	123	472	377
Research and development	10	9	29	21

Total	$401	$321	$1,064	$931

As of December 31, 2010, compensation cost related to non-vested stock-based compensation amounted to $4.3 million over a remaining weighted average expected term of 6.7 years.
The following table summarizes information with respect to the Plans:

	Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2010	569,690	3,546,249	$3.66	6.87
Amendment to Plan	1,500,000
Granted stock options	(609,077)	609,077	3.66
Granted shares in lieu of cash compensation	(11,976)	—	—
Forfeited	218,658	(218,658)	3.88
Exercised	—	(285,020)	1.31

Balance at December 31, 2010	1,667,295	3,651,648	$3.80	6.65	$2,080,575

Exercisable at December 31, 2010		1,748,281	$3.34	4.96	$1,581,405

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $3.34 as of December 31, 2010.
A summary of the status of the Company’s outstanding non-vested stock options as of December 31, 2010 was as follows:

Non-vested at March 31, 2010	1,789,119
Granted	609,077
Vested	(276,171)
Forfeited	(218,658)

Non-vested at December 31, 2010	1,903,367

The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2010 or for the nine months ended December 31, 2010.
Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2010	76,240	$2.37
Issued	—	—
Exercised	(16,000)	2.50
Cancelled	(15,200)	2.50

Balance at December 31, 2010	45,040	$2.28

A summary of outstanding warrants at December 31, 2010 follows:

	Number of
Exercise Price	Warrants	Expiration
$2.25	38,980	Fiscal 2014
$2.50	6,060	Fiscal 2011

Total	45,040

NOTE I — SEGMENTS
During the fiscal 2011 third quarter, certain activity of the Company’s Engineered Systems division exceeded the thresholds required for segment reporting. As such, descriptions of the Company’s segments and their summary financial information are presented below.
Energy Management
The Energy Management division develops, manufactures and sells commercial high intensity fluorescent, or HIF, lighting systems and energy management systems.
Engineered Systems
The Engineered Systems division sells and integrates alternative renewable energy systems, such as solar and wind, and provides technical services for the Company’s sale of HIF lighting systems and energy management systems.
Corporate and Other
Corporate and Other is comprised of selling, general and administrative expenses not directly allocated to the Company’s segments and adjustments to reconcile to consolidated results, which primarily include intercompany eliminations.

	Revenues		Operating (Loss) Profit
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
(dollars in thousands)	2009	2010	2009	2010
Segments:
Energy Management	$16,672	$19,354	$2,384	$3,262
Engineered Systems	2,623	10,317	(199)	976
Corporate and Other	—	—	(1,609)	(1,583)

	$19,295	$29,671	$576	$2,655

	Revenues		Operating (Loss) Profit
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2009	2010	2009	2010
Segments:
Energy Management	$40,447	$44,696	$928	$3,698
Engineered Systems	6,095	13,378	(511)	135
Corporate and Other	—	—	(4,905)	(4,977)

	$46,542	$58,074	$(4,488)	$(1,144)

	Total Assets		Deferred Revenue
(dollars in thousands)	March 31, 2010	December 31, 2010	March 31, 2010	December 31, 2010
Segments:
Energy Management	$55,771	$70,003	$390	$1,341
Engineered Systems	3,962	12,199	134	776
Corporate and Other	43,888	33,864	—	—

	$103,621	$116,066	$524	$2,117

The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We currently generate the substantial majority of our revenue from sales of high intensity fluorescent, or HIF, lighting systems and related services to commercial and industrial customers. We typically sell our HIF lighting systems in replacement of our customers’ existing high intensity discharge, or HID, fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our HIF lighting systems on a wholesale basis, principally to electrical contractors and value-added resellers that sell to their own customer bases.
We have sold and installed more than 1,972,000 of our HIF lighting systems in over 6,500 facilities from December 1, 2001 through December 31, 2010. We have sold our products to 130 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2010 included Coca-Cola Enterprises Inc., U.S. Foodservice, SYSCO Corp., Ball Corporation, MillerCoors and Pepsico, Inc. and its affiliates.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2010, “fiscal 2010”. We call our current fiscal year, which will end on March 31, 2011, “fiscal 2011.” Our fiscal 2011 first quarter ended on June 30, our fiscal 2011 second quarter ended on September 30, our fiscal 2011 third quarter ended on December 31 and our fiscal 2011 fourth quarter will end on March 31.
Because of the recessed state of the global economy, especially as it relates to capital equipment manufacturers, our fiscal 2011 first half results continued to be impacted by lengthened customer sales cycles and sluggish customer capital spending. During the fiscal 2011 third quarter, capital equipment purchases were slightly improved and we continue to remain optimistic regarding customer behaviors heading into calendar year 2011. To address the economic conditions, we implemented $3.2 million of annualized cost reductions during the first quarter of fiscal 2010. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010 and the first half of fiscal 2011. During the second quarter of fiscal 2011, we identified an additional $2 million of annualized cost reductions related to decreased product costs, improved manufacturing efficiencies and reduced operating expenses. We began to realize some of these cost reductions during the fiscal 2011 third quarter through reduction in general and administrative expenses and improved product margins for our HIF lighting systems.

Despite the recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near- term optimism is based upon our record level of revenue and operating income for the third quarter of fiscal 2011, our increased backlog of cash orders at the end of our fiscal 2011 third quarter versus our backlog at the end of our fiscal 2010 third quarter, the increase in the number of our value-added resellers and their sales staffs and our cost reduction plans for the remainder of fiscal 2011. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems division, the opportunity for our participation in the replacement part aftermarket and the increasing national recognition of the importance of environmental stewardship, including legislation within the State of Wisconsin passed earlier this fiscal year that recognized our solar Apollo Light Pipe as a renewable product offering and qualified it for incentives currently offered to other renewable technologies.
In August 2009, we created Orion Engineered Systems, a new operating division which has been offering our customers additional alternative renewable energy systems. In fiscal 2010, we sold and installed three solar photovoltaic, or PV, electricity generating projects, completing our test analysis on two of the three in the fiscal 2010 third quarter, and executed our first cash sale and our first Power Purchase Agreement, or PPA, as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system, a cash sale, during our fiscal 2011 first quarter. During the quarter ended September 30, 2010, we received an $8.2 million cash order for a solar PV generating system for which we recognized $6.0 million of revenue in the third quarter. Additionally, Orion Engineered Systems is responsible for our project management activities and related service revenues for both HIF lighting and renewable technology projects.
During our fiscal 2011 third quarter, revenue from our Orion Engineered Systems group exceeded the quantitative threshold for GAAP segment accounting. We have now introduced segment reporting for our Energy Management and Engineered Systems groups. Our Energy Management division develops, manufactures and sells commercial high intensity fluorescent, or HIF, lighting systems and energy management systems. Our Engineered Systems division sells and integrates alternative renewable energy systems and provides technical services for the Company’s sale of HIF lighting systems and energy management systems.
In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program, as well as our solar PPA, as an alternative to purchasing our systems for cash. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. The OTA is structured as a supply agreement in which we receive monthly rental payments over the life of the contract, typically 12 months, with an annual renewable agreement with a maximum term between two and five years. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We expect that the number of customers who choose to purchase our systems by using our OTA financing program will continue to increase in future periods. While our OTA program creates a recurring revenue stream over the term of the annually renewable OTA, it results in a mis-match between the timing of our recognition of revenues and expenses under generally accepted accounting principles, or GAAP. This consequence has negatively impacted our near-term revenue and net income. Under GAAP, all of our selling, marketing and administrative expenses related to new OTAs are expensed up front as incurred, while the related OTA revenue is recognized on a monthly basis over the life of the contract. We are in the process of revising our existing OTA contract to conform to a more traditional capital lease document, eliminating the annual renewable component of the contract and replacing it with standard capital lease end-of-term contract language. Customer acceptance of this document would reduce the mis-match between revenue and expenses on our GAAP financial statements. We expect that it will take approximately two quarters for this change to impact our financial statements from the time these new contracts are introduced to our customers to the time that the projects become implemented and we recognize revenue. With the expectation that these changes will result in near-term revenue recognition changes for us and allow for immediate GAAP revenue recognition upon successful installation of an OTA project, we will no longer provide non-GAAP financial disclosures, other than reporting our contracted revenues which are described below.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2010 and continuing into fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 43% of our total revenue volume in fiscal 2010 which was an increase from the 40% of total revenue contributed in fiscal 2009. This growth trend in our wholesale mix of total revenue continued to increase during the first nine months of fiscal 2011, with our wholesale mix of total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems division, equaling 51% compared to 43% for the first nine months of fiscal 2010.

Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. Our OTA is structured as a supply agreement in which we receive monthly rental payments over the life of the contract, typically 12 months, with an annual renewable agreement with a maximum term between two and five years. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. However, we do retain the option to sell the payment stream to a third party finance company, in which case the revenue is recognized at the net present value of the total future payments from the finance company upon completion of the sale transaction. The OTA program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. For the first nine months of fiscal 2010, we recognized $0.5 million of revenue from completed OTAs. For the first nine months of fiscal 2011, we recognized $1.3 million of revenue from completed OTAs. As of December 31, 2010, we had signed 167 customers to OTAs representing future potential gross revenue streams of $16.6 million. We report the gross value of future revenue from OTAs due to the short-term nature of the contracts and because we often receive cash energy efficiency rebates from utilities which is recorded as deferred revenue on our balance sheet. In the future, we expect an increase in the volume of OTAs as our customers take advantage of our value proposition without incurring up-front capital cost. The timing of expected future GAAP product revenue recognition and the resulting operating cash inflows from OTAs, assuming all renewal periods will be exercised over the term of the contracts, was as follows as of December 31, 2010 (in thousands):

Fiscal 2011 remainder	$735
Fiscal 2012	4,171
Fiscal 2013	4,055
Fiscal 2014	3,447
Beyond	4,239

Total expected future gross revenue from OTAs	$16,647

Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. For the first nine months of fiscal 2010, we did not recognize any revenue from completed PPAs. For the first nine months of fiscal 2011, we recognized $0.3 million of revenue from completed PPAs. As of December 31, 2010, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $3.4 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of December 31, 2010 (in thousands):

Fiscal 2011 remainder	$130
Fiscal 2012	432
Fiscal 2013	432
Fiscal 2014	431
Beyond	1,896

Total expected future discounted revenue from PPAs	$3,321

Other than for OTA and PPA revenue, we recognize revenue on product only sales at the time of shipment. For projects consisting of multiple elements of revenue, such as a combination of product sales and services, we separate the project into separate units of accounting based on their relative fair values for revenue recognition purposes. Additionally, the deferral of revenue on a delivered element may be required if such revenue is contingent upon the delivery of the remaining undelivered elements. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their selling price, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 38% and 29% of our total revenue for the first nine months of fiscal 2011 and fiscal 2010, respectively. One customer accounted for 10% of our total revenue for our first nine months of fiscal 2011 and no customer accounted for more than 10% of our total revenue for the first nine months of fiscal 2010. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA and PPA programs and any new products, applications and service that we may introduce through our Orion Engineered Systems division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services; (v) the relative mix of our sales that are completed through our OTA program and the impact of such OTA program sales on our revenue recognition under GAAP, including whether we decide to either retain or resell the expected future cash flows under our OTA program and the relative timing of the resultant revenue recognition; (vi) market conditions; (vii) our execution of our sales process; (viii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (ix) the selling price of our products and services; (x) changes in capital investment levels by our customers and prospects; and (xi) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Contracted Revenue. Although “Contracted Revenue” is not a term recognized under GAAP, since the volume of our OTA and PPA business is expected to continue to increase and because of the deferred revenue recognition of our retained OTA and PPA projects, we believe Contracted Revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define Contracted Revenue as the total contractual value of all firm purchase orders received for our products and services and the expected future potential gross revenue streams, including all renewal periods, for all OTAs upon the execution of the contract and the discounted value of future potential revenue from energy generation over the life of all PPAs along with the discounted value of revenue for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For OTA and cash Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the agreements within 90 days from the firm contract date. For PPA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total Contracted Revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. For our first nine months of fiscal 2010, total Contracted Revenue was $57.2 million, which included $6.4 million of future expected potential gross revenue streams associated with OTAs and $1.7 million of potential discounted revenue streams from PPAs. For our fiscal first nine months of fiscal 2011, total Contracted Revenue was $74.8 million, an increase of 31% compared to the same period in fiscal 2010, which included of $10.9 million of expected future potential gross revenue streams associated with OTAs and $1.9 million of potential discounted revenue streams from PPAs. A reconciliation of our Contracted Revenue to our GAAP revenue for the three and nine months ended December 31, 2010 is as follows:

	Three months ended	Nine months ended
	December 31, 2010	December 31, 2010

Total Contracted Revenues	$26.7	$74.8

Change in backlog (1)	5.1	(5.4)

Contracted Revenue from OTAs and PPAs (2)	(3.4)	(12.8)

OTA and PPA GAAP revenue recognized	0.7	1.7

Other miscellaneous	0.6	(0.2)

Revenue — GAAP basis	$29.7	$58.1

(1)
Change in backlog reflects the (increase) or decrease in cash orders at the end of the respective period where product delivery or service performance has not yet occurred. GAAP revenue will be recognized when the performance conditions have been satisfied, typically within 90 days from the end of the period.

(2)	Contracted Revenue from OTAs and PPAs are subtracted to reconcile the GAAP revenue as recognition of GAAP revenue will occur in future periods.

Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OTAs, PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of December 31, 2010, we had a backlog of firm purchase orders of approximately $8.6 million, which included $3.9 million of solar PV orders, compared to a backlog of firm purchase orders of approximately $5.1 million as of December 31, 2009. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter and our firm purchase order backlog related to solar PV systems to be recognized within the following two quarters. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 17% of our total cost of revenue for the first nine months of fiscal 2011 and were 28% of total cost of revenue for the first nine months of fiscal 2010. Our cost of revenue from OTA projects is recorded as an asset on our balance sheet with the related costs amortized monthly over the life of the contract. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During the first nine months of fiscal 2010, we reduced headcounts and improved production product flow through reengineering of our assembly stations.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of solar PV sales which generally have substantially lower relative gross margins than our traditional energy management systems; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) the level of our wholesale sales (which generally have historically resulted in lower relative gross margins, but higher relative net margins, than our sales to direct customers); (iv) our realization rate on our billable services; (v) our project pricing; (vi) our level of warranty claims; (vii) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (viii) our level of efficiencies in our manufacturing operations; and (ix) our level of efficiencies from our subcontracted installation service providers.
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
In fiscal 2010, our operating expenses increased as a result of the completion of our new technology center and the related building occupancy costs. During fiscal 2011, we have invested in marketing efforts to our direct end customers and to our channel partners through increasing advertising, marketing collateral materials and participating in national industry and customer trade shows. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue to invest in our research and development of new and enhanced energy management products and services.
We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period. We recognized $0.9 million in the first nine months of fiscal 2011 and $1.1 million of stock-based compensation expense in the same period in fiscal 2010. As a result of prior option grants, we expect to recognize an additional $4.3 million of stock-based compensation over a weighted average period of approximately seven years, including $0.4 million in the fourth quarter of fiscal 2011. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under long-term debt obligations described under “— Liquidity and Capital Resources — Indebtedness” below, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from two to fifteen years.
Dividend and Interest Income. We report interest income earned on our cash and cash equivalents and short term investments. For the first nine months of fiscal 2011, our interest income declined compared to the first nine months of fiscal 2010 as a result of the decrease in our cash and cash equivalents and lower market rates of return on our investments.
Income Taxes. As of December 31, 2010, we had net operating loss carryforwards of approximately $13.4 million for federal tax purposes and $7.9 million for state tax purposes. Included in these loss carryforwards were $6.1 million for federal and $3.2 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $712,000, but we have not currently recorded any state credit carryforwards after giving effect to our related state valuation allowance of $572,000. We believe it is more likely than not that we will realize the benefits of our federal loss carryforwards. We have reserved for an allowance on our state carryforwards due to a reduction in our Wisconsin state apportioned income as our business has grown nationally and for the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. There was no limitation that occurred for fiscal 2010. For fiscal 2011, we do not anticipate a limitation on the use of our net operating loss carryforwards.

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended December 31,					Nine Months Ended December 31,
	2009		2010			2009		2010
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$17,205	89.2%	$27,663	93.2%	60.8%	$41,645	89.5%	$54,080	93.1%	29.9%
Service revenue	2,090	10.8%	2,008	6.8%	(3.9)%	4,897	10.5%	3,994	6.9%	(18.4)%

Total revenue	19,295	100.0%	29,671	100.0%	53.8%	46,542	100.0%	58,074	100.0%	24.8%
Cost of product revenue	10,633	55.1%	18,784	63.3%	76.7%	27,727	59.6%	35,566	61.3%	28.3%
Cost of service revenue	1,568	8.1%	1,674	5.6%	6.8%	3,455	7.4%	3,089	5.3%	(10.6)%

Total cost of revenue	12,201	63.2%	20,458	68.9%	67.7%	31,182	67.0%	38,655	66.6%	24.0%

Gross profit	7,094	36.8%	9,213	31.1%	29.9%	15,360	33.0%	19,419	33.4%	26.4%
General and administrative expenses	3,051	15.8%	2,709	9.2%	(11.2)%	9,357	20.1%	8,642	14.9%	(7.6)%
Sales and marketing expenses	3,063	15.9%	3,235	10.9%	5.6%	9,176	19.7%	10,124	17.4%	10.3%
Research and development expenses	404	2.1%	614	2.1%	52.0%	1,315	2.8%	1,797	3.1%	36.7%

Income (loss) from operations	576	3.0%	2,655	8.9%	360.9%	(4,488)	(9.6)%	(1,144)	(2.0)%	(74.5)%
Interest expense	(67)	0.4%	(99)	0.3%	47.8%	(197)	0.4%	(223)	0.3%	13.2%
Dividend and interest income	49	0.3%	3	0.0%	(93.9)%	248	0.5%	19	0.0%	(92.3)%

Income (loss) before income tax	558	2.9%	2,559	8.6%	358.6%	(4,437)	(9.5)%	(1,348)	(2.3)%	69.6%
Income tax expense (benefit)	(249)	(1.3)%	1,915	6.4%	(869.1)%	(1,072)	(2.3)%	(777)	(1.3)%	(27.5)%

Net income (loss)	$807	4.2%	$644	2.2%	(20.2)%	$(3,365)	(7.2)%	$(571)	(1.0)%	83.0%

Consolidated
Revenue. Product revenue increased $10.5 million, or 61%, from $17.2 million for the fiscal 2010 third quarter to $27.7 million for the fiscal 2011 third quarter. The increase was a result of $8.0 million of revenue from sales of renewable solar PV systems through our Orion Engineered Systems division and increased sales of our HIF lighting systems to both our national account and wholesale customers. Product revenue increased $12.5 million, or 30%, from $41.6 million for the first nine months of fiscal 2010 to $54.1 million for the first nine months of fiscal 2011. Service revenue decreased $0.1 million, or 5%, from $2.1 million for the fiscal 2010 third quarter to $2.0 million for the fiscal 2011 third quarter. Service revenue decreased $0.9 million, or 18%, from $4.9 million for the first nine months of fiscal 2010 to $4.0 million for the first nine months of fiscal 2011. The decrease in service revenue was a result of the continued percentage increase of total revenue to our wholesale channels where services are not provided.
Cost of Revenue and Gross Margin. Our cost of product revenue increased $8.2 million, or 77%, from $10.6 million for the fiscal 2010 third quarter to $18.8 million for the fiscal 2011 third quarter. Our cost of product revenue increased $7.9 million, or 29%, from $27.7 million for the first nine months of fiscal 2010 to $35.6 million for the first nine months of fiscal 2011. Our cost of service revenues increased $0.1 million, or 6%, from $1.6 million for the fiscal 2010 third quarter to $1.7 million for the fiscal 2011 third quarter. Our cost of service revenue decreased $0.4 million, or 11%, from $3.5 million for the first nine months of fiscal 2010 to $3.1 million for the first nine months of fiscal 2011. Total gross margin decreased from 36.8% for the fiscal 2010 third quarter to 31.1% for the fiscal 2011 third quarter and increased from 33.0% for the first nine months of fiscal 2010 to 33.4% for the first nine months of fiscal 2011. For the fiscal 2011 third quarter, our gross margins declined due to a higher mix of renewable product revenue from our Orion Engineered Systems division. Our gross margin percentage for the fiscal 2011 third quarter on renewable product revenue from this division was 17.2%. Gross margin from our HIF integrated systems revenue for the fiscal 2011 third quarter was 38.2%. For the first nine months of fiscal 2011, our increase in gross margin on product revenues versus the first nine months of fiscal 2010 was attributable to cost containment efforts through the reduction of direct and indirect headcounts, improved production efficiencies resulting from the reengineering of our assembly process, negotiated price decreases on raw materials and reductions in discretionary spending.
General and Administrative Expense. Our general and administrative expenses decreased $0.4 million, or 13%, from $3.1 million for the fiscal 2010 third quarter to $2.7 million for the fiscal 2011 third quarter. The decrease was a result of $0.2 million for decreased litigation-related and other legal expenses, $0.1 million in reduced compensation costs resulting from headcount reductions and $0.1 million in discretionary spending reductions. General and administrative expenses decreased $0.8 million, or 9%, from $9.4 million for the first nine months of fiscal 2010 to $8.6 million for the first nine months of fiscal 2011. The decrease was a result of $0.4 million in reduced compensation costs resulting from headcount reductions and reduced severance payments, a $0.3 million decrease in consulting and auditing services, a $0.2 million reduction in bad debt expense and $0.2 million in discretionary spending reductions. These reductions were offset by increased legal expenses of $0.3 million related to the settlement efforts of the class action litigation and general corporate matters.

Sales and Marketing Expense. Our sales and marketing expenses increased $0.1 million, or 3%, from $3.1 million for the fiscal 2010 third quarter to $3.2 million for the fiscal 2011 third quarter. The increase was a result of increased costs for headcount additions and increased travel for customer site visits. Sales and marketing expenses increased $0.9 million, or 10%, from $9.2 million for the first nine months of fiscal 2010 to $10.1 million for the first nine months of fiscal 2011. The increase was a result of $0.2 million for advertising and marketing expenses and $0.2 million in business development expenses related to our efforts to expand our partner channels, $0.3 million in increased travel costs for customer site visits and $0.1 million for additional technology costs, including depreciation, for improvements to our customer relationship management system and computer investments to improve our sales presentation process. Total sales and marketing headcount as of December 31, 2010 was 87 compared to 78 at December 31, 2009.
Research and Development Expense. Our research and development expenses increased $0.2 million, or 50%, from $0.4 million for the fiscal 2010 third quarter to $0.6 million for the fiscal 2011 third quarter. Research and development expenses increased $0.5 million, or 38%, from $1.3 million for the first nine months of fiscal 2010 to $1.8 million for the first nine months of fiscal 2011. The increase was a result of headcount additions in our engineering and product development group and materials for new product development and testing. Expenses incurred within the fiscal 2011 third quarter related to compensation costs for the development and support of new products, depreciation expenses for lab and research equipment and sample and testing costs related to our new exterior lighting and our light emitting diode, or LED, product initiatives.
Interest Expense. Our interest expense increased $32,000, or 48%, from $67,000 for the fiscal 2010 third quarter to $99,000 for the fiscal 2011 third quarter. Our interest expense increased $26,000, or 13%, from $197,000 for the first nine months of fiscal 2010 to $223,000 for the first nine months of fiscal 2011. The increase in interest expense for the fiscal 2011 third quarter was due to the additional debt funding completed during our fiscal 2010 second quarter for the purpose of financing our OTA projects. For the first nine months of fiscal 2010 and fiscal 2011, we capitalized $21,000 and $0 of interest for construction in progress, respectively.
Interest Income. Interest income decreased $46,000, or 94%, from $49,000 for the fiscal 2010 third quarter to $3,000 for the fiscal 2011 third quarter. Interest income decreased $0.2 million, or 100%, from $0.2 million for the first nine months of fiscal 2010 to $19,000 for the first nine months of fiscal 2011. The decrease in investment income was a result of less cash invested and a decrease in interest rates on our short-term investments.
Income Taxes. Our income tax expense increased from a benefit of $0.2 million for the fiscal 2010 third quarter to income tax expense of $1.9 million for the fiscal 2011 third quarter. Our income tax benefit decreased from a benefit of $1.1 million for the first nine months of fiscal 2010 to a benefit of $0.8 million for the first nine months of fiscal 2011. Our effective income tax rate for the first nine months of fiscal 2010 was a benefit rate of 24.2%, compared to a benefit rate of 57.9% for the first nine months of fiscal 2011. The change in tax rate versus the prior year is due to the difference between expected taxable losses during fiscal 2010 and expected taxable income during fiscal 2011, along with the impact of non-deductible expenses incurred for incentive stock option compensation expense. Our estimated annual effective tax rate decreased from a benefit rate of 68.9% for our fiscal 2011 second quarter to the benefit rate of 57.9% for our fiscal 2011 third quarter. The effective tax rate is based upon estimates of annualized temporary and permanent tax differences along with our estimated annualized taxable income. The decrease in our estimated effective tax rate as of the end of our fiscal 2011 third quarter was primarily due to additional federal research and development credits made available to us with the passage of the tax bill by Congress during December 2010. As a result of this decrease in our estimated annual tax rate and based upon our taxable loss as of the end of our fiscal 2011 third quarter, our third quarter income tax expense included the impact of this reduced benefit on a cumulative year-to-date basis which resulted in a higher than expected income tax expense for the fiscal 2011 third quarter.
Contracted Revenue. Total Contracted Revenue increased $5.3 million, or 25%, from $21.4 million (which included $1.7 million of future potential revenue streams associated with OTAs and $1.7 million of future potential revenue streams associated with PPAs) for the fiscal 2010 third quarter to $26.7 million (which included $3.4 million of future potential revenue streams associated with OTAs) for the fiscal 2011 third quarter. The increase in Contracted Revenue was due to increased order activity for our integrated lighting systems, increased orders for renewable technologies through our Orion Engineered Systems division and an increase in new customer OTA contracts completed. Total Contracted Revenue increased $17.6 million, or 31%, from $57.2 million (which included $6.4 million of future potential revenue streams associated with OTAs and $1.7 million of future potential revenue streams associated with PPAs) for the first nine months of fiscal 2010 to $74.8 million (which included $10.9 million of future potential revenue streams associated with OTAs and $1.9 million of future potential revenue streams associated with PPAs) for the first nine months of fiscal 2011. This improvement in Contracted Revenue was attributable to an increase in the number of OTAs and renewable project sales through our Orion Engineered Systems division, along with an improved economic environment during the third quarter of fiscal 2011.

Energy Management Segment
The following table summarizes the Energy Management segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2009	2010	2009	2010
Revenues	$16,672	$19,354	$40,447	$44,696
Operating income	2,384	3,262	928	3,698
Operating margin	14.3%	16.9%	2.3%	8.3%
Energy Management segment revenue increased $2.7 million, or 16%, from $16.7 million for the fiscal 2010 third quarter to $19.4 million for the fiscal 2011 third quarter. The increase was due to increased sales of our HIF lighting systems to our national account and wholesale customers, increased revenue from new product offerings, including exterior lighting and LED fixtures. Energy Management segment revenue increased $4.3 million, or 11%, from $40.4 million for the first nine months of fiscal 2010 to $44.7 million for the first nine months of fiscal 2011.
Energy Management segment operating income increased $0.9 million, or 38%, from $2.4 million for the fiscal 2010 third quarter to $3.3 million for the fiscal 2011 third quarter. Energy Management segment operating income increased $2.8 million, or 311%, from $0.9 million for the first nine months of fiscal 2010 to $3.7 million for the first nine months of fiscal 2011. The increase in operating income for both the quarter and year-to-date, was a result of improved gross margins on HIF lighting product sales due to cost reduction efforts to reduce labor costs and plant reengineering of our manufacturing processes to improve production efficiencies.
Engineered Systems Segment
The following table summarizes the Engineered Systems segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2009	2010	2009	2010
Revenues	$2,623	$10,317	$6,095	$13,378
Operating (loss) income	(199)	976	(511)	135
Operating margin	(7.6)%	9.5%	(8.4)%	1.0%
Engineered Systems segment revenue increased $7.7 million, or 296%, from $2.6 million for the fiscal 2010 third quarter to $10.3 million for the fiscal 2011 third quarter. Energy Systems segment revenue increased $7.3 million, or 120%, from $6.1 million for the first nine months of fiscal 2010 to $13.4 million for the first nine months of fiscal 2011. The increase was due to increased sales of solar renewable technologies for the fiscal 2011 third quarter and the first nine months of fiscal 2011. During the same periods of fiscal 2010, our Engineered Systems segment efforts were primarily focused on research of renewable technology products and understanding if there was a market for these technologies within our customer base.
Engineered Systems segment operating income increased $1.2 million from an operating loss of $0.2 million for the fiscal 2010 third quarter to operating income of $1.0 million for the fiscal 2011 third quarter. Energy Systems segment operating income increased $0.6 million from an operating loss of $0.5 million for the first nine months of fiscal 2010 to operating income of $0.1 million for the first nine months of fiscal 2011. The increase in operating income for both the quarter and year-to-date, was a result of the increased revenue volume and resulting contribution margin from sales of solar renewable energy systems.
Liquidity and Capital Resources
Overview
We had approximately $9.9 million in cash and cash equivalents and $1.0 million in short-term investments as of December 31, 2010, compared to $23.4 million and $1.0 million at March 31, 2010. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.2%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of March 2011 and a yield of 0.50%.

Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2009 and 2010 (in thousands):

	Nine Months Ended
	December 31,
	2009	2010
Operating activities	$(175)	$(5,417)
Investing activities	(4,254)	(10,757)
Financing activities	202	2,668

Decrease in cash and cash equivalents	$(4,227)	$(13,506)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the first nine months of fiscal 2011 was $5.4 million and consisted of net cash of $8.4 million used for working capital purposes, partially offset by a net loss adjusted for non-cash expense items of $3.0 million. Cash used for working capital consisted of an increase of $9.8 million in accounts receivable due to the increase in revenue and an increase of $6.2 million in inventory for purchases described under “— Liquidity and Capital Resources — Working Capital” below. Cash provided by working capital included a $7.6 million increase in accounts payable related to payment terms on inventory purchases during the fiscal 2011 third quarter.
Cash used in operating activities for the first nine months of fiscal 2010, was $0.2 million and consisted of net cash of $1.0 million provided from working capital decreases, offset by net loss adjusted non-cash expense items of $1.2 million. Cash used for working capital purposes consisted of an increase of $1.9 million in trade receivables and a $4.3 million increase in inventories resulting from purchases of ballast and wireless component inventories. We increased our level of inventory for these components due to longer lead times and supply availability concerns for inventory components shipping out of Asia. These amounts were offset by an increase of $5.2 million in accounts payable for inventory purchases with payment terms, a $1.4 million decrease in prepaids resulting from refunds of deposits held under construction projects and for operating leases and the amortization of expenses and a $0.6 million increase in accrued expenses resulting from increases in accrued severance costs, increases in accrued legal expenses and increased deposit payments for OVPP contracts.
Cash Flows Related to Investing Activities. For the first nine months of fiscal 2011, cash used in investing activities was $10.8 million. This included $7.4 million invested in equipment related to our OTA and PPA finance programs, $2.9 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments, $0.3 million for long-term investments and $0.2 million for patent investments.
For the first nine months of fiscal 2010, cash used in investing activities was $4.3 million. This included $4.3 million for capital expenditures related to the technology center, operating software systems, and processing equipment for capacity and cost improvement measures, $5.3 million for OTA energy-efficient lighting systems and Orion Engineered Systems solar PV equipment installed and operating at customer locations and $0.2 million for investment into patents. These amounts were partially offset by cash provided from the maturation of short-term investments of $5.6 million.
Cash Flows Related to Financing Activities. For the first nine months of fiscal 2011, cash flows provided by financing activities were $2.7 million. This included $2.7 million in new debt borrowings to fund OTA and capital projects, $0.4 million received from stock option and warrant exercises and $0.2 million for excess tax benefits from stock based compensation. Cash flows used in financing activities included $0.5 million for repayment of long-term debt and $0.1 million for costs related to our new Credit Agreement.
For the first nine months of fiscal 2010, cash flows provided by financing activities were $0.2 million. This included proceeds of $0.9 million received from stock option and warrant exercises, $0.2 million for proceeds from long-term debt and $0.1 million for excess tax benefits from stock based compensation. These amounts were partially offset by cash flows used in financing activities, which included $0.4 million for common share repurchases and $0.6 million used for the repayment of long-term debt.

Working Capital
Our net working capital as of December 31, 2010 was $50.3 million, consisting of $71.1 million in current assets and $20.8 million in current liabilities. Our net working capital as of March 31, 2010 was $55.7 million, consisting of $67.9 million in current assets and $12.2 million in current liabilities. Our accounts receivables have increased from fiscal 2010 year-end by $9.8 million as a result of our increased sales activity and related revenue during our fiscal 2011 third quarter. Our inventories have increased from fiscal 2010 year-end by $6.2 million due to an increase in the level of our wireless control inventories of $1.8 million based upon our Phase 2 initiatives and a $4.4 million increase in ballast component inventories to avoid potential supply disruptions. The vast majority of our wireless components are assembled overseas and require longer delivery lead times. In addition, overseas suppliers require deposit payments at time of purchase order. As of August 2010, we had completed our initial purchase and investment in wireless component inventories. Since that period, we have been reducing our wireless inventories as we sell the products to our customers. During the first nine months of fiscal 2011, we continued to increase our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic components market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. We also are continually monitoring supply side concerns through conversations with our key vendors and currently believe that supply availability concerns, previously thought to be improving, have not diminished to the point where we anticipate reducing safety stock to the levels that existed prior to the electrical components supply issues. Accordingly, we expect to reduce inventories by approximately $4.0 million during our fiscal 2011 fourth quarter by selling wireless control inventory and through the shipment of our remaining solar panel inventories to customers during our fiscal 2011 fourth quarter. We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
We historically have funded the system costs of our OTAs and PPAs with our own cash. However, we have more recently begun obtaining debt financing alternatives to support our OTA growth. During the fiscal 2011 second quarter, we entered into a note agreement with a financial institution that provided us with $2.4 million of funding for our OTA projects. We expect to close a second round of funding with the same financial institution during the fourth fiscal quarter that will provide us with an additional $1.3 million for funding OTA projects. To ensure long-term capital support for our expected growth of these financing programs, we are currently pursuing several additional debt financing alternatives to provide funding to specifically support the equipment and purchases that underlie our OTAs and PPAs.
We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months, dependent upon the growth of our OTA finance programs and the extent to which we support such contracts with our own cash.
Indebtedness
Revolving Credit Agreement
On June 30, 2010, we entered into a new credit agreement, or Credit Agreement, with JP Morgan Chase Bank, N.A., or JP Morgan. The Credit Agreement replaced our former credit agreement.
The Credit Agreement provides for a revolving credit facility, or Credit Facility, that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of December 31, 2010, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. We had no outstanding borrowings under the Credit Agreement as of December 31, 2010. We were in compliance with all of our covenants under the credit agreement as of December 31, 2010.

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
We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. We did not meet the deposit requirement to waive the unused fee as of December 31, 2010.
Capital Spending
We expect to incur approximately $0.3 million in capital expenditures during the remainder of fiscal 2011, excluding capital to support expected OTA growth. We spent approximately $2.9 million in the first nine months of fiscal 2011 on information technologies, renewable energy-related investments and other tooling and equipment for new products and cost improvements in our manufacturing facility. Our capital spending plans predominantly consist of the completion of projects that have been in place for several months and for which we have already invested significant capital. We consider the completion of our information systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of December 31, 2010 (dollars in thousands):

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Bank debt obligations	$5,877	$1,261	$2,315	$1,632	$669
Capital lease obligations	2	2	—	—	—
Cash interest payments on debt	1,209	312	403	174	320
Operating lease obligations	9,217	1,699	2,301	1,670	3,547
Purchase order and cap-ex commitments (1)	13,460	9,643	3,817	—	—

Total	$29,765	$12,917	$8,836	$3,476	$4,536

(1)
Reflects non-cancellable purchase order commitment in the amount of $13.4 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $0.1 million for improvements to information technology systems, renewable energy products and manufacturing equipment and tooling.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2010. During the quarter ended December 31, 2010, we adopted new accounting guidance related to revenue recognition and estimated selling price on multiple element deliverables and updated our accounting policy accordingly. There have been no other material changes in any of our accounting policies since March 31, 2010.

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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter ended December 31, 2010 pursuant to the requirements of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2010.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In the fourth quarter of fiscal 2010, we reached a preliminary agreement to settle the class action lawsuits and on January 3, 2011, the court issued an order granting preliminary approval of the settlement. The court has scheduled a fairness hearing for April 14, 2011. Substantially all of the proposed preliminary settlement amount will be covered by our insurance. However, for our share of the proposed preliminary settlement not covered by insurance, we recorded an after-tax charge in the fourth quarter of fiscal 2010 of approximately $0.02 per share. We deposited our uninsured share of the settlement amount in escrow on February 1, 2011.

If the preliminary settlement is not finally approved or the other conditions are not met, we will continue to defend against the lawsuits and believe that we and the other defendants have substantial legal and factual defenses to the claims and allegations contained in the consolidated complaint. In such a case, we would intend to pursue these defenses vigorously. There can be no assurance, however, that we would be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage or any costs, claims or judgment which are disputed or not covered by insurance could materially and adversely affect our financial condition, results of operations and cash flow. If the preliminary settlement is not finally approved or the other conditions are not met, we are not presently able to reasonably estimate potential costs and/or losses, if any, related to the lawsuit.

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which we filed with the SEC on June 14, 2010. During the three months ended December 31, 2010, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Use of Proceeds
Our IPO was declared effective by the SEC on December 18, 2007. The net offering proceeds received by us, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, were approximately $78.6 million. Through December 31, 2010, approximately $43.1 million of the proceeds from our IPO have been used to fund operations of our business and for general corporate purposes and approximately $29.8 million was used for the repurchase of common shares. The remainder of the net proceeds from the IPO are invested in bank certificates of deposit and money market accounts. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 18, 2007 pursuant to Rule 424(b).

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through December 31, 2010, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through December 31, 2010
(in thousands, unaudited)
HIF lighting systems sold(1)	1,973
Total units sold (including HIF lighting systems)	2,593
Customer kilowatt demand reduction(2)	607
Customer kilowatt hours saved(2)(3)	14,321,538
Customer electricity costs saved(4)	$1,102,758
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	9,519
Square footage retrofitted(6)	1,010,057

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)
A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.59 million units).

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

(6)
Based on 2.59 million total units sold, which contain a total of approximately 12.95 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

ITEM 6.	EXHIBITS
(a) Exhibits

10.1
Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement of Orion Energy Systems, Inc. filed on Schedule 14A on September 10, 2010).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2011.

ORION ENERGY SYSTEMS, INC.
Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended December 31, 2010

10.1
Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement of Orion Energy Systems, Inc. filed on Schedule 14A on September 10, 2010).

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