Form 10-K
period 2011-03-31
ORION ENERGY SYSTEMS, INC.
filed 2011-07-22
CIK 1409375

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $72,004,102.

At July 14, 2011, there were 22,974,498 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	deterioration of market conditions, including customer capital expenditure budgets;

•	our ability to compete and execute our growth strategy in a highly competitive market and our ability to respond successfully to market competition;

•	increasing duration of customer sales cycles;

•	the market acceptance of our products and services, including increasing customer preference to purchase our products through our Orion Throughput Agreements, or OTAs, rather than through cash purchases;

•	our ability to effectively manage the credit risk associated with our increasing reliance on OTA contracts;

•	price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products;

•	loss of one or more key employees, customers or suppliers, including key contacts at such customers;

•	our ability to effectively manage our product inventory to provide our products to customers on a timely basis;

•	the increasing relative volume of our product sales through our wholesale channel;

•	a reduction in the price of electricity;

•	the cost to comply with, and the effects of, any current and future government regulations, laws and policies;

•	increased competition from government subsidies and utility incentive programs;

•	dependence on customers’ capital budgets for sales of products and services;

•	our development of, and participation in, new product and technology offerings or applications;

•	the availability of additional debt financing and/or equity capital;

•	legal proceedings; and

•	potential warranty claims.

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
FOR THE YEAR ENDED MARCH 31, 2011

ITEM 1.	BUSINESS

The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Annual Report on Form 10-K. As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “Orion,” “we,” “us,” “our,” “Company” and similar references are to Orion Energy Systems, Inc. and its consolidated subsidiaries.

Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K, we have restated our previously issued consolidated financial statements and related disclosures for the fiscal year ended March 31, 2010 and each of the unaudited quarterly condensed consolidated financial statements for the periods ended June 30, 2009 through December 31, 2010 to reclassify our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.

Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments became due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately. On June 9, 2011, we concluded that generally accepted accounting principles, or GAAP, required us to reclassify our transactions under our OTAs as sales-type leases instead of as operating leases. We voluntarily submitted our determination of the proper accounting treatment for the OTAs for confirmation with the Office of the Chief Accountant of the Securities and Exchange Commission, which did not object to our conclusion.

Accounting for OTA contracts as sales-type leases under GAAP requires us to record revenue at the net present value of the future payments at the time customer acceptance of our installed and operating energy management system is complete, rather than deferring revenue recognition over the full term of the OTA contracts. Generally, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments; or overall cash flow;

•	An increase in our revenue of $2.8 million (3%) and $2.7 million (4%) for our full fiscal years 2011 and 2010, respectively;

•	An increase in our net income of $0.4 million (34%) and earnings per share of $0.02 (40%) for our full fiscal year 2011 and a reduction in our net loss of $0.7 million (17%) and loss per share of $0.03 (16%) for our full fiscal year 2010;

•	An increase in our current assets of $3.8 million (6%) and total assets of $1.0 million (1%) and an increase in our total shareholders’ equity of $0.7 million (1%) for our fiscal year 2010 and an increase in our current assets of $2.7 million (4%) and total assets of $0.5 million (1%) and an increase in our total shareholders’ equity of $1.6 million (2%) and a decrease in our total liabilities of $1.1 million (5%) for our fiscal year 2011; and

•	An increase in our net cash used in operating activities of $2.4 million (38%), a decrease in net our cash used in investing activities of $2.0 million (26%) and an increase in our net cash provided by financing activities of $0.4 million (18%) for our fiscal year 2011 and an increase in our net cash used in operating activities of $2.1 million (24%) and a decrease in net our cash used in investing activities of $2.1 million (40%) for our fiscal year 2010; and

•	An increase in our revenue, net income and earnings per share for the first three quarters of each of our fiscal years 2011 and 2010 and a decrease in revenue, net income and earnings per share for the last quarter of fiscal year 2010 as follows (in thousands except per share amounts):

	Revenue			Net Income (Loss)			Earnings (Loss) Per Diluted Share
	Previously	As	%	Previously	As	%	Previously	As
Period	Reported	Restated	Change	Reported	Restated	Change	Reported	Restated

Quarter Ended June 30, 2009	$12,628	$13,875	9.9%	$(2,773)	$(2,080)	25.0%	$(0.13)	$(0.10)
Quarter Ended Sept. 30, 2009	14,619	16,075	10.0%	(1,399)	(932)	33.4%	$(0.06)	$(0.04)
Quarter Ended Dec. 31, 2009	19,295	20,827	7.9%	807	754	(6.6)%	$0.04	$0.03
Quarter Ended March 31, 2010	18,876	17,296	(8.4)%	(825)	(1,215)	(47.3)%	$(0.04)	$(0.05)
Quarter Ended June 30, 2010	14,688	16,977	15.6%	(1,055)	(536)	49.2%	$(0.05)	$(0.02)
Quarter Ended Sept. 30, 2010	13,715	15,853	15.6%	(160)	540	437.5%	$(0.01)	$0.02
Quarter Ended Dec. 31, 2010	29,671	30,056	1.3%	644	756	17.4%	$0.03	$0.03

We do not plan to amend our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2010 due to the restatement of our previously issued consolidated financial statements and related disclosures for the fiscal year ended March 31, 2010 contained herein. However, we plan to amend our Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 through December 31, 2010 to reflect the restatements described in this Annual Report on Form 10-K. As a result of the restatement, the financial statements and related financial statement information contained in those reports should no longer be relied upon. Throughout this Annual Report on Form 10-K, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.

Overview

We design, manufacture, market and implement energy management systems consisting primarily of high-performance, energy efficient lighting systems, controls and related services and market and implement renewable energy systems consisting primarily of solar generating photovoltaic systems and wind turbines. We operate in two business segments, which we refer to as our energy management division and our engineered systems division.

Our Energy Management Division

Our energy management division develops, manufactures and sells commercial high intensity fluorescent, or HIF, lighting systems and energy management systems. Our energy management systems deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. The core of our energy management system is our HIF lighting system that we estimate cuts our customers’ lighting-related electricity costs by approximately 50%, while increasing their quantity of light by approximately 50% and improving lighting quality when replacing traditional high intensity discharge, or HID, fixtures. Our customers typically realize a two-to-three-year payback period from electricity cost savings generated by our HIF lighting systems without considering utility incentives or government subsidies. We have sold and installed our HIF fixtures in over 6,800 facilities across North America, representing over one billion square feet of commercial and industrial building space, including for many Fortune 500 companies.

Our core energy management system is comprised of: our HIF lighting system; our InteLite wireless lighting controls; our Apollo Solar Light Pipe, which collects and focuses renewable daylight and consumes no electricity; and our integrated energy management services. We believe that the implementation of our complete energy management system enables our customers to further reduce electricity costs, while permanently reducing base and peak load demand from the electrical grid. From December 1, 2001 through March 31, 2011, we installed over 2,056,000 HIF lighting systems for our commercial and industrial customers. We are focused on leveraging this installed base to expand our customer relationships from single-site implementations of our HIF lighting systems to enterprise-wide roll-outs of our complete energy management system. We have also expanded our product and service offerings by providing our customers with exterior lighting products and renewable energy solutions. We generally have focused on selling retrofit projects whereby we replace inefficient HID, fluorescent or incandescent systems. In fiscal 2011, we generated approximately 47% of our revenue through direct sales relationships with end users, compared to 58% in fiscal 2010 and 60% in fiscal 2009. We continue to develop resellers and partner relationships that utilize our systematized sales process to increase overall market coverage and awareness in regional and local markets along with electrical contractors that provide installation services for these projects. Reflecting our increased emphasis on expanding this sales channel, approximately 53% of our revenues in fiscal 2011 were generated from such indirect sales, compared to 42% in fiscal 2010 and 40% in fiscal 2009.

We estimate that the use of our HIF fixtures has resulted in cumulative electricity cost savings for our customers of approximately $1.2 billion and has reduced base and peak load electricity demand by approximately 639 megawatts, or MW, through March 31, 2011. We estimate that this reduced electricity consumption has reduced associated indirect carbon dioxide emissions by approximately 10.1 million tons over the same period.

For a description of the assumptions behind our calculations of customer kilowatt demand reduction, customer kilowatt hours and electricity costs saved and reductions in indirect carbon dioxide emissions associated with our products used throughout this Annual Report on Form 10-K, see the following table and notes.

Cumulative from
December 1, 2001
through March 31, 2011
(In thousands, unaudited)

HIF lighting systems sold(1)	2,056
Total units sold (including HIF lighting systems)	2,715
Customer kilowatt demand reduction(2)	639
Customer kilowatt hours saved(2)(3)	15,494,020
Customer electricity costs saved(4)	$1,193,040
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	10,067
Square footage retrofitted(6)	1,054,122

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.25 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2010, which is the most current full year for which this information is available, was $0.0988 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency, or EPA), by (ii) the number of customer kilowatt hours saved as indicated in the table.

(6)	Based on 2.7 million total units sold, which contain a total of approximately 13.5 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

Our Engineered Systems Division

In August 2009, we created our engineered systems division, which operates out of our Plymouth, WI facility and sells and integrates alternative renewable energy systems and provides technical services for our sale of HIF lighting systems and energy management systems. Our engineered systems division is also responsible for our project management activities and related services for both HIF lighting and renewable technology projects. During our fiscal 2011 third quarter, revenue from our engineered systems division exceeded the quantitative threshold under GAAP to report as a separate segment.

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

Today’s Electricity Market

Growing Demand for Electricity.  Demand for electricity in the United States has grown steadily in recent years and is expected to grow significantly for the foreseeable future. According to the Energy Information Administration, or EIA, $353.3 billion was spent on electricity in 2010 in the United States, up from $233.1 billion in 2000, an increase of 52%. Additionally, the EIA identified that consumption was 3,749 billion kWh in 2010 and predicts it will increase by 34% to 5,021 billion kWh in 2035. According to the North American Electric Reliability Corporation, or NERC, demand for electricity is expected to increase through 2016 by approximately 17% in the United States, but generation capacity is expected to increase by only approximately 8.4% to 12.7% of existing generating capacity in the United States during that same period. While the recent recession has led to a slowing in demand growth from approximately 2% per year to below 1.5% year, according to NERC, there are still significant parts of the country including the Southwest Power Pool, or SPP, and the Southeast Electric Reliability Council, or SERC, that are still experiencing significant transmission constraints. These two regional transmission organizations, or RTOs, serve the power needs of Alabama (SERC), Arkansas (SPP/SERC), Illinois (SERC), Florida (SERC), Georgia (SERC), Kansas (SPP), Kentucky (SERC), Louisiana (SPP/SERC), Mississippi (SPP/SERC), Missouri (SPP/SERC), Nebraska (SPP), New Mexico (SPP), North Carolina (SERC), Oklahoma (SPP/SERC), South Carolina (SERC), Tennessee (SERC), Texas (SPP/SERC) and Virginia (SERC). According to the International Energy Agency, or IEA, North America is expected to add 698,000 MW of additional capacity at a cost of $2.4 trillion between 2009 and 2030 to reliably meet expected annual growth in demand. Worldwide, the IEA, expects 4,799,000 MW of additional capacity to be required over the same period at a total cost of $13.7 trillion. We believe that meeting this increasing domestic electricity demand will require either an increase in energy supply through capacity expansion, broader adoption of demand management programs, or a combination of these solutions.

Challenges to Capacity Expansion.  Based on the forecasted growth in electricity demand, the EIA, in its Annual Energy Outlook for 2011, estimates that the United States will require 223 gigawatts, or GW, of new generating capacity by 2035 (the equivalent of 500 power plants rated at an average of 500 MW each). According to data provided by the IEA, we estimate that new generating capacity and associated T&D investment will cost at least $2.8 million per MW.

In addition to the high financial costs associated with adding power generation capacity, there are environmental concerns about the effects of emissions from additional power plants, especially coal-fired power plants. According to the IEA in its Annual Energy Outlook for 2010, “federal and state energy policies recently enacted will stimulate the increased use of renewable technologies and efficiency improvements, slowing the growth of energy-related carbon dioxide emissions through 2035”. Additionally, the EIA believes that by 2035, total carbon dioxide emissions will be approximately 6,311 million metric tons, which is approximately 12% higher than 2010 levels. Of the projected 223 GW of new generating capacity required by 2035, coal-fired plants, which generate significant emissions of carbon dioxide and other pollutants, are projected to account for only 11% of added capacity between 2010 and 2035; however, coal fired generation will still power 28% of the country’s electricity generation in 2035, according to the EIA. We believe that concerns over emissions may make it increasingly difficult for utilities to add coal-fired generating capacity. Clean coal energy initiatives are characterized by an uncertain legislative and regulatory framework and would involve substantial infrastructure cost to readily commercialize.

Although the EIA expects clean-burning natural gas-fired plants to account for 60% of total required domestic capacity additions between 2010 and 2035, natural gas prices are directly tied to technological developments and opportunities to capture new sources of natural gas, which according to the EIA in its Annual Energy Outlook for 2010 is leading to “a great deal of uncertainty about the long term trend in natural gas prices”. Additionally, natural gas prices have approximately doubled in the last decade according to the EIA. Environmentally-friendly renewable energy alternatives, such as solar and wind, generally require subsidies and rebates to be cost competitive and do not provide continuous electricity generation. Despite these challenges, the EIA projects that 24% of new capacity additions between 2010 and 2035 will be renewable technologies, due in large part to regulatory initiatives mandating the use of renewable energy sources. We believe these challenges to expanding generating capacity will increase the need for energy efficiency initiatives to meet demand growth.

Underinvestment in Electricity Transmission and Distribution.  According to the Department of Energy, or DOE, the majority of United States transmission lines, transformers and circuit breakers — the backbone of the United States T&D system — is more than 25 years old. The underinvestment in T&D infrastructure has led to well-documented power reliability issues, such as the August 2003 blackout that affected a number of states in the northeastern United States. To upgrade and maintain the United States T&D system, the Brattle Group, in a November 2008 report for the Edison Foundation, estimates that it will cost over $800 billion between 2010 and 2030. The underinvestment in T&D infrastructure is projected to become more pronounced as electricity demand grows. According to NERC, the growth in electricity demand is expected to outpace the growth in transmission capacity by a significant amount between now and 2015.

High Electricity Costs.  Due to the recent recessionary impact within the U.S. during 2009 and 2010, electricity pricing has declined slightly from prior years due to declining demand charges and lower capacity costs for open market purchases of electricity in deregulated states. Prior to 2009, the price of one kWh of electricity (in nominal dollars, including the effects of inflation) had reached historic highs, according to the EIA’s Annual Review of Energy 2007. Based on the most recent EIA electricity rate and consumption data available (February 2011), we estimate that commercial and industrial electricity expenditures rose 73.9% and 32.3%, respectively, from 1995 to 2010, and rose by 0.6% and 5.2%, respectively, in comparing monthly expenditures in February 2010 and February 2011. We believe that recent increases in electricity costs will become more pronounced during an economic upturn or through the aging grid supply system and that electricity cost increases will return to the rates experienced prior to 2009 and will continue to increase. As a result, we believe that electricity costs will continue to be an increasingly significant operating expense for businesses, particularly those with large commercial and industrial facilities.

Our Market Opportunity

We believe that energy efficiency measures represent permanent, cost-effective and environmentally-friendly alternatives to expanding electricity capacity in order to meet demand growth. The American Council for an Energy Efficient Economy, or ACEEE, in a 2011 fact sheet estimated that the United States can reduce up to 25%-30% of its estimated electricity usage over the next 25 to 30 years, by deploying all currently available cost-effective energy efficiency products and technologies across commercial, industrial and residential market sectors. Moreover, the ACEEE asserts that these gains can be done at significantly lower costs for energy efficiency ($0.03 per kWh) than for traditional or renewable generation ($0.06 to $0.20 per kWh). As a result, we believe governments, utilities and businesses are increasingly focused on demand reduction through energy efficiency and demand management programs. For example:

•	Forty-nine states, through legislation, regulation or voluntarily, have seen their utilities design and fund programs that promote or deliver energy efficiency. In fact, as of March 31, 2011, only Alaska and the District of Columbia, do not have some form of utility or state energy efficiency programs for any of their commercial or industrial customers.

•	According to the ACEEE, as of June 2011, 26 states have implemented, or are in the process of implementing, Energy Efficiency Resource Standards, or EERS, or have an energy efficiency component to their Renewable Portfolio Standard, or RPS, which generally requires utilities to allocate funds to energy efficiency programs to meet near-term energy savings targets set by state governments or regulatory authorities.

•	In recent years, there has also been an increasing focus on “decoupling,” a regulatory initiative designed to break the linkage between utility kWh sales and revenues, in order to remove the disincentives for utilities to promote load reducing initiatives. Decoupling aims to encourage utilities to actively promote energy efficiency by allowing utilities to generate revenues and returns on investment from employing energy management solutions. According to the Pew Center on Global Climate Change, 20 states had adopted or are considering adopting some form of decoupling for electric utilities.

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

The Role of Lighting

Commercial and industrial facilities in the United States employ a variety of lighting technologies, including HID, traditional fluorescents, LED and incandescent lighting fixtures. Our HIF lighting systems typically replace HID fixtures, which operate inefficiently because, according to EPRI, HID fixtures only convert approximately 36% of the energy they consume into visible light. We believe that the U.S. market opportunity for HID retrofits is $9.6 billion. We base this estimate on the most recent EIA Commercial and Manufacturing Energy Consumption Survey published in September 2008, which states that a total of 81.9 billion commercial and industrial square feet are estimated to exist in the U.S. Estimates from the DOE concur with this statistic, as they indicate that there is 85.0 billion square feet of rooftop surface area for commercial and industrial buildings. We estimate that 20.6 billion of these square feet are eligible for HID retrofits, based upon our analysis of the EIA’s market sector data giving consideration to a building’s principal activity or purpose and the related square feet. Based on our experience that each HID fixture covers 450 square feet, approximately 45.7 million HID fixtures would be required to cover the estimated 20.6 billion square feet eligible for HID retrofits, at an estimated average cost per fixture of approximately $210.

Our Solution

50/50 Value Proposition.  We estimate our HIF lighting systems generally reduce lighting-related electricity costs by approximately 50% compared to HID fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality. From December 1, 2001 through March 31, 2011, we believe that the use of our HIF fixtures has saved our customers $1.2 billion in electricity costs and reduced their energy consumption by 15.5 billion kWh.

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

Comprehensive Energy Management System.  Our comprehensive energy management system enables us to reduce our customers’ base and peak load electricity consumption. By replacing existing HID fixtures with our HIF lighting systems, our customers permanently reduce base load electricity consumption while significantly increasing their quantity and quality of light. We can also add intelligence to the customer’s lighting system through the implementation of our InteLite wireless dynamic control devices. These devices allow our customers the ability to control and adjust their lighting and energy use levels for additional cost savings. Finally, we offer a further reduction in electricity consumption through the installation and integration of our Apollo Solar Light Pipe, which is a lens-based device that collects and focuses renewable daylight without consuming electricity. By integrating our Apollo Solar Light Pipe and HIF lighting system with the intelligence of our InteLite product line, the output and electricity consumption of our HIF lighting systems can be automatically adjusted based on the level of natural light being provided by our Apollo Light Pipe and, in certain circumstances, our customers can illuminate their facilities “off the grid” during peak hours of the day.

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

Expanded Product/Service Offerings.  We have expanded our product and service offerings by providing our customers with alternative renewable energy systems through our Orion Engineered Systems division. We have also recently introduced exterior lighting products for parking lot and roadway illumination, an LED product offering for freezer and cold storage applications, and a hybrid fixture combining the performance benefits of both LED and fluorescent bulb technologies.

Base and Peak Load Relief for Utilities.  The implementation of our energy management systems can substantially reduce our customers’ electricity demand during peak and off-peak periods. Since we believe that commercial and industrial lighting represents approximately 14% of total energy usage in the United States, our systems can substantially reduce the need for additional base and peak load generation and distribution capacity, while reducing the impact of peak demand periods on the electrical grid. We estimate that the HIF fixtures we have installed from December 1, 2001 through March 31, 2011 have had the effect of reducing base and peak load demand by approximately 639 MW.

Environmental Benefits.  By permanently reducing electricity consumption, our energy management systems reduce associated indirect carbon dioxide emissions that would otherwise have resulted from generation of this energy. We estimate that one of our HIF lighting systems, when replacing a standard HID fixture, displaces 0.241 kW of electricity, which, based on information provided by the EPA, reduces a customer’s indirect carbon dioxide emissions by approximately 1.2 tons per year. Based on these figures, we estimate that the use of our HIF fixtures has reduced indirect carbon dioxide emissions by approximately 10.1 million tons through March 31, 2011.

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

Large and Growing Customer Base.  We have developed a large and growing national customer base, and have installed our products in over 6,800 commercial and industrial facilities across North America. As of March 31, 2011, we have completed or are in the process of completing retrofits in over 1,500 facilities for our customers who are Fortune 500 companies. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers.

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

Innovative Technology.  We have developed a portfolio of 36 United States patents primarily covering various elements of our HIF fixtures. We believe these innovations allow our HIF fixtures to produce more light output per unit of input energy compared to competitive HIF product offerings. We also have 23 patents pending that primarily cover various elements of our InteLite wireless controls and our Apollo Solar Light Pipe and certain business methods. To complement our innovative energy management products, we have introduced integrated energy management services to provide our customers with a turnkey solution either at a single facility or across North American facility footprints. We believe that our demonstrated ability to innovate provides us with significant competitive advantages. We believe that our HIF solutions offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID, traditional fluorescent and light emitting diode, or LED, light sources.

Expanded Product/Service Offerings.  We have expanded our product and service offerings by providing our customers with alternative renewable energy systems through our Orion Engineered Systems division. In fiscal 2010, we began researching three test solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the third quarter of fiscal 2010, and executed our first cash sale and our first purchase power agreement, or PPA, as a result of the successful testing of these systems. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We completed the installation and customer acceptance of the third test system during our fiscal 2011 first quarter. During fiscal 2011, we executed seven additional contracts for renewable technology product sales. We have also recently introduced exterior lighting products for parking lot, gas station canopies and roadway illumination and an LED product offering for freezer and cold storage applications.

Expanded Partner Network.  In addition to selling directly to commercial and industrial customers, we sell our energy management products and services indirectly to end users through wholesale sales to electrical contractors and value-added resellers. In fiscal 2010, we increased our focus on selling through our contractor and value-added reseller channels with the development of a partner recruitment team that focuses on recruiting and developing partners in key markets with a higher saturation of commercial and industrial buildings. In fiscal 2011, we began developing an integrated partner network and have developed standard operating procedures related to their sales and operations. Our integrated partners are required to have in-market technology demonstration centers to showcase our products and are trained to conduct their own energy workshops for their in-market customers. We now have relationships with more than 100 partners, some of whom are exclusive agents for our product lines. We intend to continue to build out our partner network in the future and expect an increasing percentage of our total revenue to be generated from our partners.

Strong, Experienced Leadership Team.  We have a strong and experienced senior management team led by our chief executive officer, Neal R. Verfuerth, who was the principal founder of our company in 1996 and invented many of the products that form our energy management system. Our senior executive management team of seven individuals has a combined 51 years of experience with our company and a combined 76 years of experience in the lighting and energy management industries.

Innovative Financing Solutions.  We have developed a patent-pending financing program called the Orion Throughput Agreement, or OTA. Our OTA is structured similarly to a supply contract under which we commit to deliver a set amount of energy savings to the customer at a fixed monthly rate. Our OTA program allows customers to deploy our energy management systems without having to make upfront investments or capital outlays. After the pre-determined amount of energy savings are delivered, our customers assume full ownership of the energy management system and benefit from the entire amount of energy savings over the remaining useful life of the technology. We believe the OTA allows us to capture customer sales opportunities that otherwise may not have occurred due to capital constraints.

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

Target Additional Customers.  We are expanding our base of commercial and industrial customers by executing our systematized sales process with our direct sales force and through our existing resellers and partners. In addition, we are continuing to execute on a sales and marketing program designed to develop new relationships with partners, resellers and their respective customers. For fiscal 2012, we have added a telemarketing group to generate sales leads and schedule appointments for our internal salespeople and our partners and resellers.

Develop New Sources of Revenue Through Expanded Product/Service Offerings.  We have introduced our InteLite wireless dynamic controls, Apollo Solar Light Pipe and outdoor lighting products to complement our core HIF lighting systems. We are continuing to develop new energy management products and services that can be utilized in connection with our current products, including intelligent HVAC integration controls, renewable energy solutions, exterior parking lot lighting products, comprehensive lighting management software and controls and additional consulting services.

Expanded Partner Network.  In addition to selling directly to commercial and industrial customers, we sell our energy management products and services indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We intend to continue to build out our partner network in the future, including the addition of integration partners. Our integration partners represent Orion products exclusively, maintain product demonstration areas within their facilities, are offered our lowest pricing level and follow Orion standard operating procedures related to their sales, project management and operational activities. Our partner expansion team focuses on aggressively recruiting and developing new partners in markets where we currently do not have representation and markets with high concentrations of commercial and industrial buildings.

Provide Load Relief to Utilities and Grid Operators.  Because commercial and industrial lighting represents a significant percentage of overall electricity usage, we believe that as we increase our market penetration, our systems will, in the aggregate, have a significant impact on permanently reducing base and peak load electricity demand. We estimate our HIF lighting systems can generally eliminate demand at a cost of approximately $1.0 million per MW when used in replacement of typical HID fixtures, as compared to the IEA’s estimate of approximately $2.8 million per MW of capacity for new generation and T&D assets. We intend to market our energy management systems directly to utilities and grid operators as a lower-cost, permanent and distributed alternative to capacity expansion. We believe that utilities and grid operators may increasingly view our systems as a way to help them meet their requirements to provide reliable electric power to their customers in a cost-effective and environmentally-friendly manner. In addition, we believe that potential regulatory decoupling initiatives could increase the amount of incentives that utilities and grid operators will be willing to pay us or our customers for the installation of our systems.

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

Products and Services

We provide a variety of products and services that together comprise our energy management system. The core of our energy management system is our HIF lighting platform, which we primarily sell under the Compact Modular brand name. We offer our customers the option to build on our core HIF lighting platform by adding our InteLite wireless dynamic control devices and Apollo Solar Light Pipes. Together with these products, we offer our customers a variety of integrated energy management services, such as system design, project management and installation. We refer to the combination of these products and services as our energy management system. Additionally, we provide renewable energy solutions, including solar and wind to our customers.

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

In addition, our patented optically-efficient reflector increases light quantity by efficiently harvesting and focusing emitted light. We and some of our customers have conducted tests that generally show that our Compact Modular product line can increase light quantity in footcandles by approximately 50% when replacing HID fixtures. Further, we believe, based on customer data, that our Compact Modular products provide a greater quantity of light per watt than competing HIF fixtures. Our optical reflector design also allows us to take advantage of dimming ballast technologies, operating at 134 watts per six-lamp fixture, which provides even greater energy savings and delivers the same light output as our competitor’s HIF fixtures.

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

InteLite Dynamic Control Device.  Our InteLite wireless dynamic control products allow customers to remotely communicate with and give commands to individual light fixtures and other peripheral devices through web-based software, and allow the customer to configure and easily change the control parameters of each fixture based on a number of inputs and conditions, including time-of-day, motion and ambient light levels. Our InteLite products can be added to our HIF lighting systems at or after installation on a “plug and play” basis by coupling the wireless transceivers directly to the modular power pack. Because of their modular design, our InteLite wireless products can be added to our energy management system easily and at lower cost when compared to lighting systems that require similar controls to be included at original installation or retrofitted. Recent improvements to our InteLite products allow us to provide reporting and metering capabilities at the individual control unit level.

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

Renewable Energy Projects.  In fiscal 2011, we continued the expansion of our alternative renewable energy product and service offerings. In fiscal 2010, we began researching three test solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the third quarter, and executed our first cash sale and our first Power Purchase Agreement, or PPA, as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system during our fiscal 2011 first quarter. During fiscal 2011, we entered into contracts for an additional seven renewable generating systems, including the single largest project in our history, with a contract value of $8.2 million.

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

Services

We provide, and derive revenue from, a range of fee-based lighting-related energy management services to our customers, including:

•	comprehensive site assessment, which includes a review of the current lighting requirements and energy usage at the customer’s facility;

•	site field verification, where we perform a test implementation of our energy management system at a customer’s facility upon request;

•	utility incentive and government subsidy management, where we assist our customers in identifying, applying for and obtaining available utility incentives or government subsidies;

•	engineering design, which involves designing a customized system to suit our customer’s facility lighting and energy management needs, and providing the customer with a written analysis of the potential energy savings and lighting and environmental benefits associated with the designed system;

•	project management, which involves our working with the electrical contractor in overseeing and managing all phases of implementation from delivery through installation for a single facility or through multi-facility roll-outs tied to a defined project schedule;

•	installation services, for our products, which we provide through our national network of qualified third-party installers; and

•	recycling in connection with our retrofit installations, where we remove, dispose of and recycle our customer’s legacy lighting fixtures.

We are also expanding our offering of other energy management services that we believe will represent additional sources of revenue for us in the future. Those services primarily include review and management of electricity bills, as well as management and control of power quality and remote monitoring and control of our installed systems. We also sell and distribute replacement lamps and fixture components into the after-market.

Our Customers

We primarily target commercial and industrial end users who have warehousing and manufacturing facilities. As of March 31, 2011, we have installed our products in 6,807 commercial and industrial facilities across North America. Our diversified customer base includes:

American Standard International Inc.	Ecolab, Inc.	Newell Rubbermaid Inc.	SYSCO Corp.
Anheuser-Busch Companies, Inc.	Gap, Inc.	OfficeMax, Inc.	Textron, Inc.
Avery Dennison Corporation	General Electric Co.	PepsiAmericas Inc.	Toyota Motor Corp.
Big Lots Inc.	Kraft Foods Inc.	Sealed Air Corp.	United Stationers Inc.
Coca-Cola Enterprises Inc.	Miller Coors LLC	Sherwin-Williams Co.	U.S. Foodservice

No single customer accounted for 10% or more of our total revenue in any of our last three fiscal years.

Sales and Marketing

We sell our products directly to commercial and industrial customers using a systematized multi-step process that focuses on our value proposition and provides our sales force with specific, identified tasks that govern their interactions with our customers from the point of lead generation through delivery of our products and services. In fiscal 2010, we increased our sales and marketing headcount to further develop opportunities for our exterior lighting products within the utility and governmental markets, expanded sales and sales support personnel dedicated to our in-market sales programs and added technical expertise for our wireless controls product lines. In fiscal 2011, we upgraded our Customer Relationship Management system, or CRM, to improve the information and tracking of our customer project pipeline and expanded the CRM system to include our elite partners, providing visibility into their project pipelines as well.

We also sell our products and services indirectly to our customers through their electrical contractors or distributors, or to electrical contractors and distributors who buy our products and resell them to end users as part of an installed project. We believe these relationships allow us to increase penetration into the lighting retrofit market because electrical contractors often have significant influence over their customers’ lighting product selections. Even in cases where we sell through these indirect channels, we strive to have our own relationship with the end user customer.

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

We have historically focused our marketing efforts on traditional direct advertising, as well as developing brand awareness through customer education and active participation in trade shows and energy management seminars. In fiscal 2012, we expect to continue to selectively invest in advertising and marketing campaigns to increase the visibility of our brand name and raise awareness of our value proposition. In the past, these efforts have included participating in national, regional and local trade organizations, exhibiting at trade shows, executing targeted direct mail campaigns, advertising in select publications, public relations campaigns and other lead generation and brand building initiatives. We are also actively training contractors and partners on how to effectively represent our product offering and have designed an intensive classroom training program, Orion University, to complement the energy management workshops we conduct in the field. We have added employees focused on telemarketing to our end customers and to generate sales leads for our internal salespeople and partners.

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

Light emitting diode, or LED, technology is emerging and gaining acceptance for certain types of lighting applications; however, we believe the performance characteristics and relatively high cost do not make LEDs a cost-effective alternative to HIF for general illumination applications in the commercial and industrial markets. We are continuing to research this technology and have introduced LED based products designed to achieve desired light outputs in freezer applications where the optimal performance for LED lighting fixtures is achieved at 20 degrees below zero.

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

Intellectual Property

As of March 31, 2011, we had been issued 36 United States patents, and had applied for 23 additional United States patents. The patented and patent pending technologies include the following:

•	Portions of our core HIF lighting technology (including our optically efficient reflector and some of our thermally efficient fixture I-frame constructions) are patented with additional patents pending.

•	Our ballast assembly method is patent pending.

•	Our light pipe technology and its manufacturing methods are patented with additional patents pending.

•	Our wireless lighting control system is patent pending.

•	The technology and methodology of our OTA financing program is patent pending.

•	Our exterior lighting fixture technology is patent pending.

•	Our hybrid HIF and LED lighting fixture technology is patent pending.

Our 36 United States patents have expiration dates ranging from 2015 to 2028, with more than half of these patents having expiration dates of 2022 or later.

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

Research and Development

Our research and development efforts are centered on developing new products and technologies, enhancing existing products, and improving operational and manufacturing efficiencies. The products, technologies and services we are developing are focused on increasing end user energy efficiency. We are also developing lighting products based on LED technology, intelligent HVAC integration controls, direct solar solutions and comprehensive lighting management software. Our research and development expenditures were $1.9 million, $1.9 million and $2.3 million for fiscal years 2009, 2010 and 2011.

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

Our Corporate and Other Available Information

We were incorporated as a Wisconsin corporation in April 1996 and our corporate headquarters are located at 2210 Woodland Drive, Manitowoc, Wisconsin 54220. Our Internet website address is www.oesx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC.

Employees

As of March 31, 2011, we had 226 full-time and 42 part-time employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We consider our relations with our employees to be good.

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

Our financial performance is dependent on our ability to execute on our growth strategy.

Our fiscal 2012 operating plan and financial expectations are predicated upon our growth strategy, and our ability to achieve our desired growth depends on our execution in areas including proposal development, marketing, sales training, project management and our new telemarketing initiative, and our ability to expand our partner network rapidly, as well as other factors. If we are unable to successfully execute in any of these areas or on our growth strategy as a whole, our business and financial performance will likely be adversely affected.

Increasing use of our OTA financing program could require us to seek additional debt financing and/or equity capital and expose us to financing risk and additional customer credit risk and impact our financial results.

Our financing program, the Orion Throughput Agreements, or OTA, is an installment based payment plan for our customers in contrast to our traditional cash terms. This financing program may subject us to additional credit risk as we do not have a long history or experience related to longer term credit decision making. Poor credit decisions or customer defaults could result in increases to our allowances for doubtful accounts and/or write-offs of accounts receivable and could have material adverse effects on our results of operations and financial condition.

These agreements and their increased use will require us to make significant investments of capital, whether we finance them internally or raise additional debt financing and/or equity capital to support the expansion. We may not be able to obtain sufficient additional equity capital and/or debt financing required to expand the OTA programs or we may not be able to obtain such additional equity capital or debt financing on acceptable terms or conditions. Any national economic downturn or disruption of financial markets could reduce our access to capital necessary for these programs. The agreements and their increased use also may subject us to additional credit risk as we do not have a long history or experience related to longer term credit decision making.

Our inability to retain key employees or protect our partner network could adversely affect our operations and our ability to execute on our operating plan and growth strategy.

We rely upon the knowledge, experience and skills of key employees throughout our organization, and particularly in our sales group, that require technical knowledge or contacts in and knowledge of the industry. We also depend on our value-added reseller channels, including our partner network. If we are unable to retain key employees or protect the integrity of our partner network because of competition or, in the case of employees, inadequate compensation or other factors, our operations and our ability to execute our operating plan could be adversely affected.

Adverse conditions in the global economy and disruption of financial markets have negatively impacted, and could continue to negatively impact, our customers, suppliers and business.

Financial markets in the United States, Europe and Asia have experienced extreme disruption over the past several years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades, declines in asset valuations, inflation, reduced consumer spending and fluctuations in foreign currency exchange rates. While currently these conditions have not impaired our ability to finance our operations, such conditions coupled with recessionary type economic conditions, have adversely affected our customers’ capital budgets, purchasing decisions and facilities managers and, therefore, have adversely affected our results of operations. In addition, some of our installer base of contractors have stopped doing business due to the challenging economic conditions, which has increased the cost and delayed the timing of installation of our products and thereby negatively impact our business and results of operations. Our business and results of operations will continue to be adversely affected to the extent these adverse financial market and general economic conditions continue to adversely affect our customers’ purchasing decisions and the availability of installers.

Adverse market conditions have led to increasing duration of customer sales cycles, limitations on customer capital budgets, closure of facilities and the loss of key contacts due to workforce reductions at existing and prospective customers.

The volatility and uncertainty in the financial and credit markets has led many customers to adopt strategies for conserving cash, including limits on capital spending and expense reductions. Our HIF lighting systems are often purchased as capital assets and therefore are subject to capital availability. Uncertainty around such availability has led customers to delay purchase decisions, which has elongated the duration of our sales cycles. Along with limiting capital spending, some customers have reduced expenses by closing facilities and reducing workforces. As a result, facilities that were or may be considering installing our HIF lighting systems have closed or may close. Due to downsizings, key contacts and decision-makers at customers have lost or may lose their jobs, which requires us to re-initiate the sales cycle with other personnel, further elongating the sales cycle. We have experienced, and may in the future experience, variability in our operating results, on both an annual and a quarterly basis, as a result of these factors.

Our renewable energy technologies involve many risks and uncertainties. Many new technologies do not become commercially profitable products, applications or services despite extensive development and commercialization efforts.

In fiscal 2011, we continued the expansion that began in fiscal 2010 of our product and service offerings by providing our customers with alternative renewable energy systems, such as photovoltaic solar systems and wind energy systems through our Orion Engineered Systems division. This division continues to conduct research on various additional renewable energy technologies that we may be able to add to our menu of products, applications and services offered, making recommendations to our senior management regarding the technologies’ viability and developing commercialization tactics.

The process of developing and commercializing new products, applications and services, particularly relating to alternative renewable energy systems, is typically both time-consuming and costly and usually involves a high degree of business risk. We may be unable to successfully develop or commercialize new technologies in the form of new products, applications or services. This process may involve substantial expenditures in research and development, sourcing and marketing. Commercialization of new technological products, applications and services often requires a very long lead time. Because it is generally not possible to predict the amount of time required or the costs involved in achieving new product, application or service introduction objectives, actual development and commercialization costs may exceed budgeted amounts and estimated development and commercialization schedules may be extended. Developing new technological products, applications and services, and creating effective commercialization strategies for new renewable energy technologies, are subject to inherent risks that may include:

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

Our existing capital resources may not be sufficient to effectively introduce and commercialize any new alternative renewable energy technologies identified by Orion Engineered Systems into our product, application and service offerings. We may not be able to obtain sufficient additional equity capital and/or debt financing required to do so or we may not be able to obtain such additional equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability to us of equity capital or debt financing on acceptable terms and conditions include:

•	The price, volatility and trading volume and history of our common stock.

•	Our current and future financial results and position.

•	The market’s view of our industry and products.

•	The perception in the equity and debt markets of our ability to execute our business plan or achieve our operating results expectations.

We have no significant operating history in the solar photovoltaic or wind energy industries that can be used to evaluate our potential prospects for success in these industries.

In fiscal 2011, we continued the expansion begun in fiscal 2010 of our product and service offerings by providing our customers with alternative renewable energy systems, such as photovoltaic solar systems and, potentially, wind energy systems through our Orion Engineered Systems division. In fiscal 2010, we sold and installed three solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the fiscal 2010 third quarter, and executed our first cash sale and our first PPA as a result of the successful testing of these systems. In fiscal 2011, we entered into contracts for an additional seven photovoltaic electricity generating projects. Our Orion Engineered Systems division continues to conduct research on various other renewable energy technologies that we may be able to add to our menu of products, applications and services offered.

We have no significant history or experience in the solar photovoltaic or wind energy industries. If we continue to further pursue adding these technologies into our product, application or service offerings, there can be no assurance that our venture into these industries will prove successful. We have no significant history or experience in developing or commercializing solar photovoltaic or wind energy technologies that can be used to evaluate our potential prospects for success. As a result, our prospects for success in being able to introduce new products, applications or services using these technologies must be considered in the context of a new company in a developing industry. The risks we face include the possibility that we will not be successful in developing or commercializing any such technologies, that we will not be able to do so without incurring unexpected and/or substantial costs and expenses and/or failing to generate any substantial incremental revenues, that we will not be able to rely on third-party manufacturers or providers of such technologies, and that we will not be able to operate successfully in the competitive environment of the solar photovoltaic and/or wind energy industries. If we are unable to address all of these risks, our business, results of operations and financial condition may be materially adversely affected.

Orion Engineered System’s pursuit of solar photovoltaic and/or wind electricity generating technologies is subject to risks specific to the solar photovoltaic and/or wind industry.

If we continue to expand our offerings of solar photovoltaic electricity generating technologies and/or wind electricity generating technologies into our product, application or service offerings, such business pursuits will involve risks specifically associated with the solar photovoltaic and/or wind industry, including:

•	The market for photovoltaic and wind electricity generating technologies has been adversely affected by the recessionary economic conditions, and we cannot guarantee that demand will return or increase in the future.

•	A variety of solar power, wind power and other renewable energy technologies may be currently under development by other companies that could result in higher or more effective product performance than the performance expected to be produced by any technology that we decide to offer.

•	Our ability to generate revenue and profitability from adding solar photovoltaic and/or wind electricity generating technologies into our product, application or service offerings is dependent on consumer acceptance and the economic feasibility of solar and/or wind generated energy.

•	A drop in the retail price of conventional energy or other alternate renewable energy sources may negatively impact our ability to generate revenue and profitability from solar photovoltaic and/or wind generated energy technologies.

•	The reduction, elimination or expiration of government mandates and subsidies or economic or tax rebates, credits and/or incentives for alternative renewable energy systems would likely substantially reduce the demand for, and economic feasibility of, any solar photovoltaic and/or wind electricity generating products, applications or services and could materially reduce any prospects for our successfully introducing any new products, applications or services using such technologies.

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

Our continued success depends upon the continued availability, contributions, skills, experience and effort of our senior management. We are particularly dependent on the services of Neal R. Verfuerth, our chief executive officer and principal founder, Michael J. Potts, our president and chief operating officer and John Scribante, our president of Orion Engineered Systems. Messrs. Verfuerth, Potts and Scribante have major responsibilities with respect to sales, engineering, product development, operations and executive administration. We do not have a formal succession plan in place for Messrs. Verfuerth, Potts and Scribante. Our current employment agreements with Messrs. Verfuerth, Potts and Scribante do not guarantee their respective services for a specified period of time. All of the current employment agreements with our senior management team may be terminated by the employee at any time and without notice. While all such agreements include noncompetition and confidentiality covenants, there can be no assurance that such provisions will be enforceable or adequately protect us. The loss of the services of either of these persons might impede our operations or the achievement of our strategic and financial objectives, and we may not be able to attract and retain individuals with the same or similar level of experience or expertise. Additionally, while we have key man insurance on the lives of Messrs. Verfuerth and Potts and other members of our senior management team, such insurance may not adequately compensate us for the loss of these individuals. The loss or interruption of the service of members of our senior management, particularly Messrs. Verfuerth, Potts or Scribante, or our inability to attract or retain other qualified personnel could have a material adverse effect on our ability to expand our business, implement our strategy or achieve profitable operations.

The success of our business depends on the market acceptance of our energy management products and services.

Our future success depends on continued commercial acceptance of our energy management products and services. If we are unable to convince current and potential customers of the advantages of our HIF lighting systems and energy management products and services, then our ability to sell our HIF lighting systems and energy management products and services will be limited. In addition, because the market for energy management products and services is rapidly evolving, we may not be able to accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. If the market for our HIF lighting systems and energy management products and services does not continue to develop, or if the market does not accept our products, then our ability to grow our business could be limited and we may not be able to increase our revenue or achieve profitability.

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

Our wireless control inventories were approximately 50% of our total March 31, 2011 inventory balance. The components for our wireless inventories are manufactured and assembled overseas, require longer delivery lead times, suppliers require deposit payments at time of purchase order and suppliers also require volume commitments to secure production capacity. We maintain this significant investment in our wireless controls inventory in order to provide prompt and complete service to our customers. There can be no guarantees that our customers will purchase our wireless technologies or that unforeseen evolutions in technologies may render our inventories unsalable and require a valuation adjustment to our inventories. Additionally, price changes or other circumstances could result in unforeseen valuation adjustments to inventories. Such occurrences could have a negative effect on our results of operations and financial condition.

We depend on a limited number of key suppliers.

We depend on certain key suppliers for the raw materials and key components that we require for our current products, including sheet, coiled and specialty reflective aluminum, power supplies, ballasts and lamps. In particular, we buy most of our specialty reflective aluminum from a single supplier and we also purchase most of our ballast and lamp components from a single supplier. Purchases of components from our current primary ballast and lamp supplier constituted 26% and 34% of our total cost of revenue in fiscal 2010 and fiscal 2011, respectively. If these components become unavailable, or our relationships with suppliers become strained, particularly as relates to our primary suppliers, our results of operations and financial condition could be materially adversely affected.

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

We do not have long-term contracts with our customers, and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 29% and 38%, respectively, of our total revenue for fiscal 2010 and 2011. In fiscal 2010 and fiscal 2011, our top customer accounted for less than 6% and 7% of our total revenues, respectively. We expect large retrofit and roll-out projects to continue to be a significant component of our total revenue. As a result, we may experience more customer concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant customers could have a material adverse effect on our results of operations in any given future period.

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

In the future, we may pursue acquisitions of, or investments in, new product lines, businesses or technologies to expand our current capabilities. We have limited experience in making such acquisitions or investments. Acquisitions present a number of potential risks and challenges that could disrupt our business operations, increase our operating costs or capital expenditure requirements and reduce the value of the acquired product line, business or technology. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel, or businesses might result in significant transaction costs, operating difficulties or unexpected expenditures, and might require significant management attention that would otherwise be available for ongoing development of our business. If we are successful in consummating an acquisition, we may not be able to integrate the acquired product line, business or technology into our existing business and products, and we may not achieve the anticipated benefits of any acquisition. Furthermore, potential acquisitions and investments may divert our management’s attention, require considerable cash outlays and require substantial additional expenses that could harm our existing operations and adversely affect our results of operations and financial condition. To complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or incur amortization expenses and write-downs of acquired assets, which could dilute the interests of our shareholders or adversely affect our profitability.

Our inability to protect our intellectual property, or our involvement in damaging and disruptive intellectual property litigation, could adversely affect our business, results of operations and financial condition or result in the loss of use of the product or service.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We own United States patents and patent applications for some of our products, systems, business methods and technologies. We offer no assurance about the degree of protection which existing or future patents may afford us. Likewise, we offer no assurance that our patent applications will result in issued patents, that our patents will be upheld if challenged, that competitors will not develop similar or superior business methods or products outside the protection of our patents, that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents. Effective protection of our United States patents may be unavailable or limited in jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements. In addition, because some patent applications are maintained in secrecy for a period of time, we could adopt a technology without knowledge of a pending patent application, and such technology could infringe a third party’s patent.

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

The efficient operation of our business is dependent on our information technology systems. We rely on those systems generally to manage the day-to-day operation of our business, manage relationships with our customers, maintain our research and development data and maintain our financial and accounting records. We recently replaced our then-existing enterprise resource planning, or ERP, system. Our ERP implementation project has consumed, and may continue to consume, significant business resources, including personnel and financial resources, and is not yet fully complete. The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems, or any compromise of the integrity or security of the data we generate from our information technology systems, could adversely affect our results of operations, disrupt our business and product development and make us unable, or severely limit our ability, to respond to customer demands. In addition, our information technology systems are vulnerable to damage or interruption from:

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

Our operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to water, the remediation of contaminated properties and the generation, handling, storage, transportation, treatment and disposal of, and exposure to, waste and other materials, as well as laws and regulations relating to occupational health and safety. These laws and regulations frequently change, and the violation of these laws or regulations can lead to substantial fines, penalties and other liabilities. The operation of our manufacturing facility entails risks in these areas and there can be no assurance that we will not incur material costs or liabilities in the future which could adversely affect our results of operations or financial condition.

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

Our quarterly revenue and operating results have fluctuated in the past and will likely vary from quarter to quarter in the future. For example, our first fiscal quarter typically reflects operating results that do not compare favorably with our other fiscal quarters. You should not rely upon the results of one quarter as an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our common stock to decline substantially. If the price of our common stock is volatile or falls significantly below our current price, we may be the target of additional securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could adversely affect our business, results of operations or financial condition.

Our net operating loss carryforwards may be subject to limitation and may be subject to a valuation adjustment if we do not maintain our profitability.

As of March 31, 2011, we had aggregate federal net operating loss carryforwards of approximately $8.1 million and state net operating loss carryforwards of approximately $4.8 million. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us. In fiscal 2008, utilization of our net operating loss carryforwards was limited to $3.0 million. For fiscal 2009, 2010 and 2011, utilization of our net operating loss carryforwards was not limited. In addition to any limitations imposed by a past ownership change, if we fail to maintain our recent profitability, our net operating loss carryforwards and related deferred tax assets may be subject to a valuation adjustment.

The restatement of our historical financial statements has already consumed, and may continue to consume, a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

As described earlier, we have restated our consolidated financial statements for fiscal 2010 and our first three quarters of fiscal 2010 and fiscal 2011. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Furthermore, we cannot guarantee that we will have no inquiries from the SEC or the NYSE Amex regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself. Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and shareholder lawsuits related thereto.

We were unable to timely file this Annual Report on Form 10-K as required by the Securities Exchange Act of 1934 and our continued inability to file these reports on time could result in investors not having access to important information about us and the delisting of our common stock from the NYSE Amex LLC.

Due to the complexities and complications associated with the restatement of our financial statements, we were late in filing this Annual Report on Form 10-K. As a result, we were not in compliance with the continued listing requirements of the NYSE Amex LLC Company Guide and with the applicable SEC rules under the Securities Exchange Act of 1934, as amended. We are required to comply with these rules as a condition to listing on the NYSE Amex LLC. Furthermore, the late filing has resulted in our inability to utilize a “short-form” registration statement on SEC Form S-3 for a period of twelve months.

Although we have been timely with our other quarterly and annual reports, there can be no assurance that we will be able to timely file such reports in the future. If we are unable to timely file all reports in the future, you may not receive information from us in a timely manner. In addition, our common stock could be delisted from the NYSE Amex LLC. Such events would negatively impact the price of our common stock and, if we are delisted, the liquidity of such stock.

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

Our credit agreement with JP Morgan Chase Bank, N.A., contains certain financial covenants including minimum net income requirements and requirements that we maintain net worth ratios at prescribed levels. The credit agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge assets. The credit agreement also contains other customary covenants. As of March 31, 2011, we had no borrowings outstanding under the credit agreement.

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

On March 23, 2011, we received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission. The comments from the staff were issued with respect to its review of our Form 10-K for the fiscal year ended March 31, 2010 and the Form 10-Q for the quarterly period ended December 31, 2010. In addition to other comments, the staff’s letter included comments relating to our determination of the depreciation period for the equipment under both our OTA and PPA agreements, the nature of the arrangements with a financing company under which we have sold OTA agreements and the accounting treatment thereof.

We responded to all of the staff’s comments in a letter dated April 4, 2011, and the staff replied with additional comments on the topics described above. We responded to all of the additional comments on May 13, 2011. As of the date of the filing of this Form 10-K, the staff continues to review our latest responses and, therefore, these comments remain unresolved.

ITEM 2.	PROPERTIES

We own our approximately 266,000 square foot manufacturing and distribution facility in Manitowoc, Wisconsin. We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our Manitowoc manufacturing and distribution facility. We own our approximately 23,000 square foot sales and operations support facility in Plymouth, Wisconsin. Our Plymouth facility is used by our Orion Engineered Systems segment.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of our business. In addition to ordinary-course litigation, we are a party to the litigation described below.

In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers, all members of our then existing board of directors, and certain underwriters relating to our December 2007 initial public offering, or IPO. The plaintiffs claimed to represent those persons who purchased shares of our common stock from December 18, 2007 through February 6, 2008. The plaintiffs alleged, among other things, that we and the other defendants made misstatements and failed to disclose material information in our IPO registration statement and prospectus. The complaints alleged various claims under the Securities Act of 1933, as amended. The complaints sought, among other relief, class certification, unspecified damages, fees and such other relief as the court may deem just and proper.

On August 1, 2008, the court-appointed lead plaintiff filed a consolidated amended complaint in the United States District Court for the Southern District of New York. On September 15, 2008, we and the other director and officer defendants filed a motion to dismiss the consolidated complaint, and the underwriters filed a separate motion to dismiss the consolidated complaint on January 16, 2009. After oral argument on August 19, 2009, the court granted in part and denied in part the motions to dismiss. The plaintiff filed a second consolidated amended complaint on September 4, 2009, and we and the other defendants filed an answer to the complaint on October 9, 2009.

In the fourth quarter of fiscal 2010, we reached a preliminary agreement to settle the class action lawsuits and on January 3, 2011, the court issued an order granting preliminary approval of the settlement. After a fairness hearing on April 14, 2011, the court approved the settlement in a final judgment and order. No shareholder appeared at the hearing to object. Accordingly, the case has concluded. Of the final settlement amount of $3.25 million, we contributed $0.49 million and our insurer contributed $2.76 million.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of our Common Stock

Our common stock has been listed on the NYSE Amex under the symbol “OESX” since April 6, 2010. Prior to April 6, 2010, our common stock had been listed on The NASDAQ Global Market under the symbol “OESX”. The following table sets forth the range of high and low sales prices per share as reported on the exchange on which our common stock was then listed for the periods indicated.

	High	Low

Fiscal 2010
First Quarter	$4.66	$3.25
Second Quarter	$3.92	$2.68
Third Quarter	$4.76	$3.05
Fourth Quarter	$6.35	$4.37
Fiscal 2011
First Quarter	$5.43	$2.84
Second Quarter	$3.43	$2.10
Third Quarter	$4.14	$3.11
Fourth Quarter	$4.94	$3.21

Shareholders

The closing sales price of our common stock on the NYSE Amex as of July 14, 2011 was $3.98. As of July 14, 2011, there were approximately 240 record holders of the 22,974,498 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

We invested the net proceeds from our IPO in bank certificates of deposits and money market accounts. Through March 31, 2011, approximately $48.8 million of the net proceeds from the IPO had been used for working capital, capital expenditures and general corporate purposes, along with $29.8 million used to repurchase shares of our common stock into treasury. As of the date of this filing, we have not entered into any purchase agreements, understandings or commitments with respect to any acquisitions. Other than for our share repurchases, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on December 18, 2007 pursuant to Rule 424(b).

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under the 2003 Stock Option Plan and the 2004 Equity Incentive Plan as of March 31, 2011.

Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future
	Issued Upon	Weighted Average	Issuances Under the
	Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans(1)

Equity Compensation plans approved by security holders	3,658,768	$3.83	1,577,676
Equity Compensation plans not approved by security holders	—	—	—

Total	3,658,768	$3.83	1,577,676

(1)	Excludes shares reflected in the column titled “Number of Securities to be Issued Upon Exercise of Outstanding Options”.

Issuer Purchase of Equity Securities

There were no repurchases of our common stock during the three-month period ended March 31, 2011.

Unregistered Sales of Securities

During the fiscal year ended March 31, 2011, we issued 22,060 shares of common stock in connection with the exercise of outstanding warrants at a weighted average exercise price of $2.50 per share. These warrant exercises resulted in aggregate proceeds to us of approximately $55,150. These issuances of common stock were not registered under the Securities Act of 1933, as amended, and were exempt from such registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Stock Price Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 19, 2007, the date we priced our stock pursuant to our IPO, through March 31, 2011, for (1) our common stock, (2) the Russell 2000 Index and (3) The NASDAQ Clean Edge Green Energy Index. Data for the Russell 2000 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. The stock price performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

	December 19,	March 31,	March 31,	March 31,	March 31,
	2007	2008	2009	2010	2011
Orion Energy Systems, Inc.	$100	$73	$34	$38	$31
Russell 2000 Index	$100	$91	$57	$93	$117
NASDAQ Clean Edge Green Energy Index	$100	$78	$36	$54	$58

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2009, 2010 (as restated) and 2011 and the consolidated balance sheet data as of March 31, 2010 (as restated) and 2011 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States. As described below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B− Restatement of Financial Statements to our consolidated financial statements, our audited consolidated financial statements for our fiscal year ended March 31, 2010 have been restated to reflect our change of accounting for our OTA contracts from operating lease treatment to sales-type capital lease treatment. The consolidated statements of operations data for the years ended March 31, 2007 and 2008, and the consolidated balance sheet data as of March 31, 2007, 2008 and 2009 have been derived from our audited consolidated financial statements which are not included in this Form 10-K. The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2007	2008	2009	2010	2011
	(As Restated)(5)
	(In thousands, except per share amounts)

Consolidated statements of operations data:
Product revenue	$40,201	$65,359	$63,008	$60,882	$86,443
Service revenue	7,982	15,328	9,626	7,191	6,015

Total revenue	48,183	80,687	72,634	68,073	92,458
Cost of product revenue(1)	26,511	42,127	42,235	40,063	58,251
Cost of service revenue	5,976	10,335	6,801	5,266	4,499

Total cost of revenue	32,487	52,462	49,036	45,329	62,750

Gross profit	15,696	28,225	23,598	22,744	29,708
General and administrative expenses(1)	6,162	10,200	10,451	12,836	11,431
Sales and marketing expenses(1)	6,459	8,832	11,261	12,596	13,740
Research and development expenses(1)	1,078	1,832	1,942	1,891	2,333

Income (loss) from operations	1,997	7,361	(56)	(4,579)	2,204
Interest expense	1,044	1,390	167	256	406
Loss on sale of receivables	—	—	—	561	1,012
Extinguishment of debt	—	—	—	250	—
Dividend and interest income	201	1,189	1,661	670	571

Income (loss) before income tax	1,154	7,160	1,438	(4,476)	1,357
Income tax expense (benefit)	225	2,750	927	(1,003)	(243)

Net income (loss)	929	4,410	511	(3,473)	1,600
Accretion of redeemable preferred stock and preferred stock dividends(2)	(201)	(225)	—	—	—
Conversion of preferred stock(3)	(83)	—	—	—	—
Participation rights of preferred stock in undistributed earnings(4)	(205)	(775)	—	—	—

Net income (loss) attributable to common shareholders	$440	$3,410	$511	$(3,473)	$1,600

Net income (loss) per share attributable to common shareholders:
Basic	$0.05	$0.22	$0.02	$(0.16)	$0.07
Diluted	$0.05	$0.19	$0.02	$(0.16)	$0.07
Weighted-average shares outstanding:
Basic	9,080	15,548	25,352	21,844	22,678
Diluted	16,433	23,454	27,445	21,844	23,198

	As of March 31,
	2007	2008	2009	2010	2011
	(As Restated)(5)
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$285	$78,312	$36,163	$23,364	$11,560
Short-term investments	—	2,404	6,490	1,000	1,011
Total assets	33,583	130,702	103,722	104,578	114,990
Long-term debt, less current maturities	10,603	4,473	3,647	3,156	4,225
Temporary equity (Series C convertible redeemable preferred stock)	4,953	—	—	—	—
Series B convertible preferred stock	5,959	—	—	—	—
Shareholder notes receivable	(2,128)	—	—	—	(193)
Shareholders’ equity	$9,355	$113,190	$88,695	$88,387	$92,387

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2009	2010	2011
	(In thousands)

Cost of product revenue	$269	$222	$187
General and administrative expenses	676	539	560
Sales and marketing expenses	587	691	523
Research and development expenses	45	39	31

Total stock-based compensation expense	$1,577	$1,491	$1,301

(2)	For fiscal 2007 and 2008, represents the impact attributable to the accretion of accumulated dividends on our Series C preferred stock, plus accumulated dividends on our Series A preferred stock prior to its conversion into common stock on March 31, 2007. The Series C preferred converted automatically into common stock on a one-for-one basis upon the closing of our IPO and our obligation to pay accumulated dividends was extinguished.

(3)	Represents the estimated fair market value of the premium paid to holders of Series A preferred stock upon induced conversion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Expense Components — Conversion of Preferred Stock.”

(4)	For fiscal 2007 and 2008, represents the impact attributable to the accretion of accumulated dividends on our Series C preferred stock, plus accumulated dividends on our Series A preferred stock prior to its conversion into common stock on March 31, 2007. The Series C preferred converted automatically into common stock on a one-for-one basis upon the closing of our IPO and our obligation to pay accumulated dividends was extinguished.

(5)	For fiscal 2010, represents the impact of an accounting restatement from operating lease treatment to sales-type capital lease treatment for our OTA finance contracts. See Note B — Restatement of Financial Statements to our consolidated financial statements for detailed information regarding the impact of the restatement on fiscal 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. See also “Forward-Looking Statements” and Item 1A. “Risk Factors.” The information below has been adjusted to reflect the impact of the restatement of our financial results which is more fully described in Note B — Restatement of Financial Statements to the consolidated financial statements contained in this Annual Report on Form 10-K and under the paragraph “Restatement of Previously Issued Consolidated Financial Statements” below and does not reflect any subsequent information or events occurring after the date of the filing of our reports originally presenting the financial information being restated or update any disclosure herein to reflect the passage of time since the date of such filings.

Restatement of Previously Issued Consolidated Financial Statements

As discussed above under Item 1, “Restatement of Previously Issued Consolidated Financial Statements” in this Annual Report on Form 10-K, we have restated our previously issued consolidated financial statements and related disclosures for the fiscal year ended March 31, 2010 and each of the quarterly consolidated financial statements for the periods ended June 30, 2009 through December 31, 2010 to account for our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.

Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments are due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately.

Generally, this change in accounting treatment has resulted in:

•	No impact to our cash, cash equivalents, short-term investments; or overall cash flow;

•	An increase in our revenue of $2.8 million (3%) and $2.7 million (4%) for our full fiscal years 2011 and 2010, respectively;

•	An increase in our net income of $0.4 million (34%) and earnings per share of $0.02 (40%) for our full fiscal year 2011 and a reduction in our net loss of $0.7 million (17%) and loss per share of $0.03 (16%) for our full fiscal year 2010;

•	An increase in our current assets of $3.8 million (6%) and total assets of $1.0 million (1%) and an increase in our total shareholders’ equity of $0.7 million (1%) for our fiscal year 2010 and an increase in our current assets of $2.7 million (4%) and total assets of $0.5 million (1%) and an increase in our total shareholders’ equity of $1.6 million (2%) and a decrease in our total liabilities of $1.1 million (5%) for our fiscal year 2011; and

•	An increase in our net cash used in operating activities of $2.4 million (38%), a decrease in net our cash used in investing activities of $2.0 million (26%) and an increase in our net cash provided by financing activities of $0.4 million (18%) for our fiscal year 2011 and an increase in our net cash used in operating activities of $2.1 million (24%) and a decrease in net our cash used in investing activities of $2.1 million (40%) for our fiscal year 2010; and

•	An increase in our revenue, net income and earnings per share for the first three quarters of each of our fiscal years 2011 and 2010 and a decrease in revenue, net income and earnings per share for the last quarter of our fiscal year 2010.

We do not plan to amend our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2010 due to the restatement of our previously issued consolidated financial statements and related disclosures for the fiscal year ended March 31, 2010 contained herein. However, we plan to amend our Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 through December 31, 2010 to reflect the restatements described in this Annual Report on Form 10-K. As a result of the restatement, the financial statements and related financial statement information contained in those reports should no longer be relied upon. Throughout this Annual Report on Form 10-K, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.

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

We have sold and installed more than 2,056,000 of our HIF lighting systems in over 6,800 facilities from December 1, 2001 through March 31, 2011. Our top direct customers by revenue in fiscal 2011 included Coca-Cola Enterprises Inc., U.S. Foodservice, SYSCO Corp., Ball Corporation, MillerCoors and Pepsico, Inc. and its affiliates.

Our fiscal year ends on March 31. We call our fiscal years which ended on March 31, 2009, 2010 and 2011, “fiscal 2009,” “fiscal 2010” and “fiscal 2011,” respectively. Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Because of the recessed state of the global economy, especially as it impacted capital equipment manufacturers, our results for the first half of fiscal 2011 continued to be impacted by lengthened customer sales cycles and sluggish customer capital spending. During the second half of fiscal 2011, capital equipment purchases were slightly improved and we continue to remain optimistic regarding customer behaviors heading into fiscal year 2012. To address these difficult economic conditions, we implemented $3.2 million of annualized cost reductions during the first quarter of fiscal 2010. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010 and the first half of fiscal 2011. During the second quarter of fiscal 2011, we identified an additional $1 million of annualized cost reductions related to decreased product costs, improved manufacturing efficiencies and reduced operating expenses. We realized these cost reductions beginning during the fiscal 2011 third quarter through reduction in general and administrative expenses and improved product margins for our HIF lighting systems.

Despite these recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our record level of revenue in fiscal 2011 along with our return to profitability, the increasing volume of unit sales in the back half of fiscal 2011 of our new products, specifically our exterior HIF fixtures, InteLite wireless dynamic controls, and our Apollo light pipes, the increase in the number of our value-added resellers and their sales staffs and our cost reduction plans completed during fiscal 2011. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems division, the opportunity for our participation in the replacement part aftermarket and the increasing national recognition of the importance of environmental stewardship, including legislation within the State of Wisconsin passed earlier this fiscal year that recognized our solar Apollo light pipe as a renewable product offering and qualified it for incentives currently offered to other renewable technologies.

In August 2009, we created Orion Engineered Systems, a new operating division which has been offering our customers additional alternative renewable energy systems. In fiscal 2010, we sold and installed three solar photovoltaic, or PV, electricity generating projects, completing our test analysis on two of the three in the fiscal 2010 third quarter, and executed our first cash sale and our first Power Purchase Agreement, or PPA, as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system, a cash sale, during our fiscal 2011 first quarter. During our fiscal 2011 second quarter, we received an $8.2 million cash order for a solar PV generating system for which we recognized $6.6 million of revenue in fiscal 2011.

Additionally, Orion Engineered Systems is responsible for our project management activities and related service revenues for both HIF lighting and renewable technology projects.

During our fiscal 2011 third quarter, revenue from our Orion Engineered Systems group exceeded the quantitative threshold for GAAP segment accounting. We now report our Energy Management and Engineered Systems groups as separate segments. Our Energy Management division develops, manufactures and sells commercial high intensity fluorescent, or HIF, lighting systems and energy management systems. Our Engineered Systems division sells and integrates alternative renewable energy systems and provides technical services for the Company’s sale of HIF lighting systems and energy management systems.

In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. The OTA is structured as a supply agreement in which we receive monthly rental payments over the life of the contract, typically 12 months, with an annual renewable agreement with a maximum term between two and five years. We expect that the number of customers who choose to purchase our systems by using our OTA financing program will continue to increase in future periods. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar PPA as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and are looking to secure external sources of funding for PPA’s on behalf of our customers.

Revenue and Expense Components

Revenue.  We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through our partner network and through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2010 and fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 43% of our total revenue volume in fiscal 2010 and increased to 53% of total revenue contributed in fiscal 2011, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems division.

Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. The OTA program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. Our OTA contracts are capital leases under GAAP and we record revenue at the present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customers acknowledgement that they system is operating as specified.

In fiscal 2010, we recognized $5.5 million of revenue from 85 completed OTA contracts. In fiscal 2011, we recognized $10.7 million of revenue from 127 completed OTA contracts. In the future, we expect an increase in the volume of OTAs as our customers take advantage of our value proposition without incurring any up-front capital cost.

Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2010, we did not recognize any revenue from completed PPAs. In fiscal 2011, we recognized $0.4 million of revenue from completed PPAs. As of March 31, 2011, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $3.2 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of March 31, 2011 (in thousands):

Fiscal 2012	$432
Fiscal 2013	432
Fiscal 2014	431
Fiscal 2015	431
Fiscal 2016	431
Beyond	998

Total expected future discounted revenue from PPAs	$3,155

Other than for OTA and PPA revenue, we recognize revenue on product only sales at the time of shipment. For projects consisting of multiple elements of revenue, such as a combination of product sales and services, we recognize revenue by allocating the total contract revenue to each element based on their relative selling prices. We determine the selling price of products based upon the price charged when these products are sold separately. For services, we determine the selling price based upon management’s best estimate giving consideration to pricing practices, margin objectives, competition, scope and size of individual projects, geographies in which we offer our products and services and internal costs. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their relative selling price, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 36%, 29% and 38% of our total revenue for fiscal 2009, fiscal 2010 and fiscal 2011. No customer accounted for more than 10% of our total revenue in any of fiscal 2009, 2010 or 2011. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA and PPA programs and any new products, applications and service that we may introduce through our Orion Engineered Systems division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and

(x) customer sales and budget cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.

Contracted Revenue.  Although “Contracted Revenue” is not a term recognized under GAAP, since the volume of our OTA and PPA business is expected to continue to increase and because our OTA revenues are not recognized until project completion occurs and due to the long-term operating lease treatment of our PPA projects, we believe Contracted Revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define Contracted Revenue as the total contractual value of all firm purchase orders received for our products and services and the expected future potential gross revenue streams, including all renewal periods, for all OTAs upon the execution of the contract and the discounted value of future potential revenue from energy generation over the life of all PPAs along with the discounted value of revenue for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For cash Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue within 30 days from receipt of purchase order. For OTA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the agreements within 90-120 days from the firm contract date. For PPA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total Contracted Revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. In fiscal 2009, total Contracted Revenue was $71.6 million, including $1.5 million of expected gross cash flow streams associated with OTAs. In fiscal 2010, total Contracted Revenue was $73.9 million, which included $10.0 million of expected potential gross cash flow streams associated with OTAs and $1.7 million of potential discounted revenue streams from PPAs. In fiscal 2011, total Contracted Revenue was $103.9 million, an increase of 41% compared to fiscal 2010, which included $14.6 million of expected potential gross cash flow streams associated with OTAs and $1.9 million of potential discounted revenue streams from PPAs. A reconciliation of our contracted revenues to our GAAP revenues is as follows:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2010	March 31, 2011
	(As Restated)

Total Contracted Revenues	$73.9	$103.9
Change in cash order backlog(1)	(0.4)	(4.6)
Change in OTA backlog(2)	(1.5)	(0.7)
Contracted Revenue from PPAs(3)	(1.7)	(1.9)
PPA GAAP revenue recognized	0.0	0.4
Other miscellaneous(4)	(2.2)	(4.6)

Revenue — GAAP basis	$68.1	$92.5

(1)	Change in backlog reflects the (increase) or decrease in cash orders at the end of the respective period where product delivery or service performance has not yet occurred. GAAP revenue will be recognized when the performance conditions have been satisfied, typically within 90 days from the end of the period.

(2)	Change in OTA backlog reflects the (increase) or decrease in OTA contracts at the end of the respective period where the project was in implementation. GAAP revenue will be recognized at the net present value of future cash flows upon completion of the installation and the customer acceptance of the technology.

(3)	Contracted Revenue from PPAs is subtracted to reconcile the GAAP revenue as recognition of GAAP revenue will occur in future periods.

(4)	Other miscellaneous includes a reduction from OTA contracted revenues measured at gross future cash flows and GAAP revenue measured at the net present value of future cash flows for completed OTA projects.

Backlog.  We define backlog as the total contractual value of all firm orders received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OTAs, PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of March 31, 2010, we had a backlog of firm purchase orders of approximately $3.2 million. As of March 31, 2011, we had a backlog of firm purchase orders of approximately $7.8 million, which included $6.5 million of solar PV orders. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter and our firm purchase order backlog related to solar PV systems to be recognized within the following two quarters. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue.  Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 19%, 26% and 34% of our total cost of revenue in fiscal 2009, fiscal 2010 and fiscal 2011. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2010 and fiscal 2011, we reduced headcounts and improved production product flow through reengineering of our assembly stations.

Gross Margin.  Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of solar PV sales which generally have substantially lower relative gross margins than our traditional energy management systems; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) the level of our wholesale and partner sales (which generally have historically resulted in lower relative gross margins, but higher relative net margins, than our sales to direct customers); (iv) our realization rate on our billable services; (v) our project pricing; (vi) our level of warranty claims; (vii) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (viii) our level of efficiencies in our manufacturing operations; and (ix) our level of efficiencies from our subcontracted installation service providers.

Operating Expenses.  Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense. In fiscal 2012, we intend to increase headcount in our sales areas for telemarketing and direct sales employees as we believe that future opportunities within our business remain strong.

Our general and administrative expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges related to our executive, finance, human resource, information technology and operations organizations; (ii) public company costs, including investor relations, external audit and internal audit; (iii) occupancy expenses; (iv) professional services fees; (v) technology related costs and amortization; (vi) bad debt and asset impairment charges; and (vii) corporate-related travel.

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

In fiscal 2010, our operating expenses increased as a result of the completion of our new technology center and the related building occupancy costs. During fiscal 2011, we invested in marketing efforts to our direct end customers and to our channel partners through increasing advertising, marketing collateral materials and participating in national industry and customer trade shows. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue investing in our research and development of new and enhanced energy management products and services.

We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period. We recognized $1.6 million, $1.5 million and $1.3 million of stock-based compensation expense in fiscal 2009, fiscal 2010 and fiscal 2011. As a result of prior option grants, including option grants in fiscal 2011, we expect to recognize an additional $4.0 million of stock-based compensation over a weighted average period of approximately seven years. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.

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

Loss on Sale of Receivable.  Our loss on sale of receivables consists of losses associated with sales of receivables from OTA contracts to a third party and the discounted value of the long-term payments associated with such sale.

Dividend and Interest Income.  Our dividend income consisted of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provided for annual dividend payments to us of $0.1 million. We sold the preferred shares back to the issuer in June 2008 and all dividends accrued were paid upon sale. We also report interest income earned from our financed OTA contracts and on our cash and cash equivalents and short term investments. For fiscal 2009, our interest income increased as a result of our investment of the net proceeds from our initial public offering in short-term, interest-bearing, money market funds, bank certificate of deposits and investment-grade securities. For fiscal 2010 and fiscal 2011, our interest income increased as a result of the increasing OTA finance contracts completed and the related interest charged to customers.

Income Taxes.  As of March 31, 2011, we had net operating loss carryforwards of approximately $8.1 million for federal tax purposes and $4.8 million for state tax purposes. Included in these loss carryforwards were $5.1 million for federal and $2.6 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $0.8 million and state tax credits of $0.6 million. A valuation allowance has been set up for the state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014-2030.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. There was no limitation that occurred for fiscal 2010 or fiscal 2011.

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below:

	Fiscal Year Ended March 31,
	2009		2010			2011
		% of		% of	%		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Change
	(As Restated) (1)
	(Dollars in thousands)

Product revenue	$63,008	86.7%	$60,882	89.4%	(3.4)%	$86,443	93.5%	42.0%
Service revenue	9,626	13.3%	7,191	10.6%	(25.3)%	6,015	6.5%	(16.4)%

Total revenue	72,634	100.0%	68,073	100.0%	(6.3)%	92,458	100.0%	35.8%
Cost of product revenue	42,235	58.1%	40,063	58.9%	(5.1)%	58,251	63.0%	45.4%
Cost of service revenue	6,801	9.4%	5,266	7.7%	(22.6)%	4,499	4.9%	(14.6)%

Total cost of revenue	49,036	67.5%	45,329	66.6%	(7.6)%	62,750	67.9%	38.4%

Gross profit	23,598	32.5%	22,744	33.4%	(3.6)%	29,708	32.1%	30.6%
General and administrative expenses	10,451	14.4%	12,836	18.9%	22.8%	11,431	12.4%	(10.9)%
Sales and marketing expenses	11,261	15.5%	12,596	18.5%	11.9%	13,740	14.9%	9.1%
Research and development expenses	1,942	2.7%	1,891	2.8%	(2.6)%	2,333	2.5%	23.4%

Income (loss) from operations	(56)	(0.1)%	(4,579)	(6.7)%	NM	2,204	2.4%	148.1%
Interest expense	(167)	0.2%	(256)	(0.4)%	(53.3)%	(406)	(0.4)%	58.6%
Loss on sale of receivable	—	—%	(561)	(0.8)%	NM	(1,012)	(1.1)%	80.4%
Extinguishment of debt	—	—%	250	0.4%	100.0%	—	—%	(100.0)%
Dividend and interest income	1,661	2.3%	670	1.0%	(59.7)%	571	0.6%	(14.8	) %

Income (loss) before income tax	1,438	2.0%	(4,476)	(6.6)%	(411.3)%	1,357	1.5%	130.3%
Income tax expense (benefit)	927	1.3%	(1,003)	(1.5)%	(208.2)%	(243)	(0.2)%	75.8%

Net income (loss)	$511	0.7%	$(3,473)	(5.1)%	(779.6)%	$1,600	1.7%	146.1%

NM = Not meaningful

(1)	For fiscal 2010, represents the impact of an accounting change from operating lease treatment to sales-type capital lease treatment for our OTA finance contracts. See Note B— Restatement of Financial Statements to our consolidated financial statements for detailed information regarding the impact of the restatement on fiscal 2010.

Consolidated

Fiscal 2011 Compared to Fiscal 2010

Contracted Revenue.  Total contracted revenue increased from $73.9 million for fiscal 2010 (which included $10.0 million of future gross cash flow streams associated with OTAs and $1.7 million of future potential revenue streams associated with PPAs) to $103.9 million for fiscal 2011 (which included $14.6 million of future gross cash flow streams associated with OTAs and $1.9 million of future potential revenue streams associated with PPAs), an increase of $30.0 million, or 41%. We attribute this improvement in contracted revenue to an increase in orders for renewable technologies through our Orion Engineered Systems division and an increase in new customer OTA contracts, along with increased order activity for our integrated lighting systems from an improved economic environment during the second half of fiscal 2011.

Revenue.  Product revenue increased from $60.9 million for fiscal 2010 to $86.4 million for fiscal 2011, an increase of $25.5 million, or 42%. The increase in product revenue was due to $14.3 million of revenue from cash sales of renewable energy photovoltaic systems, or PV, and increased revenue from the sale of energy goods and management systems through cash sales and OTA contracts. Service revenue decreased from $7.2 million for fiscal 2010 to $6.0 million for fiscal 2011, a decrease of $1.2 million, or 17%. The decrease in service revenue was a result of the continued percentage increase of total revenue to our wholesale channels where services are not provided. We believe that the increase in our OTA revenues, $10.7 million for fiscal 2011 compared to $5.5 million for fiscal 2010, has helped to address our customers’ capital spending constraints by providing an alternative to the up-front capital requirements of a cash purchase. Accordingly, we believe that our OTA financed business will continue to increase during fiscal 2012, accounting for approximately 15 to 20% of our anticipated total revenue.

Cost of Revenue and Gross Margin.  Product cost of product revenue increased from $40.1 million for fiscal 2010 to $58.3 million for fiscal 2011, an increase of $18.2 million, or 45%. Cost of service revenue decreased from $5.3 million for fiscal 2010 to $4.5 million for fiscal 2011, a decrease of $0.8 million, or 15%. Total gross margins declined to 32.1% for fiscal 2011 from 33.4% for fiscal 2010. The decrease in total gross margin in fiscal 2011 was due to the higher mix of renewables revenue with gross margins of 20.2%. Gross margins from the sale of our HIF energy management systems were 34.4% for fiscal 2011. The negative impact from the product mix shift was partially offset by cost containment efforts through the reduction of direct and indirect headcounts, improved production efficiencies resulting from the reengineering of our assembly process, negotiated price decreases on raw materials and reductions in discretionary spending.

Operating Expenses

General and Administrative.  Our general and administrative expenses decreased from $12.8 million for fiscal 2010 to $11.4 million for fiscal 2011, a decrease of $1.4 million, or 11%. The decrease was a result of $0.5 million in reduced compensation costs resulting from headcount reductions and reduced severance payments, a $0.3 million reduction in bad debt expense from the prior year, a $0.2 million decrease in legal expenses, a $0.2 million decrease in consulting and auditing services and $0.2 million in discretionary spending reductions.

Sales and Marketing.  Our sales and marketing expenses increased from $12.6 million for fiscal 2010 to $13.7 million for fiscal 2011, an increase of $1.1 million, or 9%. The increase was a result $0.5 million in increased travel costs for customer site visits, a $0.2 million increase in compensation costs related to headcount additions during the year, a $0.2 million in business development expenses related to our efforts to expand our partner channels, a $0.1 million increase for advertising and marketing expenses and $0.1 million for additional technology costs.

Research and Development.  Our research and development expenses increased from $1.9 million for fiscal 2010 to $2.3 million for fiscal 2011, an increase of $0.4 million, or 21%. The increase in expense for fiscal 2011 was due to increased spending on the development of new product offerings, including our new exterior lighting and our LED product initiatives. We also incurred expenses improving our existing energy management control solutions, including our recent improvements to our dynamic control devices.

Interest Expense.  Our interest expense increased from $0.3 million for fiscal 2010 to $0.4 million for fiscal 2011, an increase of $0.1 million, or 33%. The increase in interest expense for fiscal 2011 was due to additional debt funding completed during fiscal 2011 for the purpose of financing our OTA projects. For fiscal 2010 and fiscal 2011, we capitalized $21,000 and $0 of interest for construction in progress, respectively.

Loss on sale of receivables.  Our loss from the sale of receivables from our OTA contracts increased from $0.6 million for fiscal 2010 to $1.0 million for fiscal 2011, an increase of $0.4 million, or 67%.

Dividend and Interest Income.  Our interest income decreased from $0.7 million for fiscal 2010 to $0.6 million for fiscal 2011, a decrease of $0.1 million, or 14%. Interest income earned from customer financed programs was $0.5 million in fiscal 2011 compared to $0.4 million in fiscal 2010. Interest income related to investments in fiscal 2011 decreased by $0.2 million as a result of less cash invested and a decrease in interest rates on our short-term investments.

Income Taxes.  Our income tax benefit decreased from a benefit of $1.0 million for fiscal year 2010 to a benefit of $0.2 million for fiscal 2011. Our effective income tax rate for the fiscal year 2010 was a benefit rate of 22.4%, compared to a benefit rate of 17.9% for the fiscal year 2011. During the fourth quarter of fiscal 2011, we converted almost all of our existing incentive stock options, or ISOs, to non-qualified stock options, or NQSOs. This conversion was applied retrospectively allowing us to benefit from $0.6 million of income tax expense related to non-deductible ISO stock compensation expense that was previously deferred for income tax purposes. The conversion reduced our effective tax rate for the full fiscal year to a benefit rate of 17.9% from a pre-conversion income tax expense rate of 27.2%. The conversion of ISOs to NQSOs will greatly reduce the effective tax rate volatility that we have historically experienced at nominal pre-tax earnings levels. The change in tax rate versus the prior fiscal year is due to the difference between taxable losses during fiscal 2010 and the related impact of the non-deductible stock compensation expense and taxable income during fiscal 2011, along with the impact of federal credits available to us.

Fiscal 2010 Compared to Fiscal 2009

Contracted Revenue.  Total contracted revenue increased from $71.6 million, which included $1.5 million of future gross cash flow streams associated with OTA contracts, for fiscal 2009 to $73.9 million, which included $10.0 million of future gross cash flow streams associated with OTA contracts and $1.7 million of discounted revenue streams from PPA contracts, for fiscal 2010, an increase of $2.3 million or 3%.

Revenue.  Product revenue decreased from $63.0 million for fiscal 2009 to $60.9 million for fiscal 2010, a decrease of $2.1 million or 3%. The decrease was a result of decreased sales of our HIF lighting systems. Service revenue decreased from $9.6 million for fiscal 2009 to $7.2 million for fiscal 2010, a decrease of $2.4 million, or 25%. The decrease in service revenue was a result of the decreased sales of our HIF lighting systems and the continued percentage increase of total revenues to our wholesale channels where services are not provided. Our fiscal 2010 revenues continued to be impacted by a general conservatism in the marketplace concerning capital spending and purchase decisions due to continuing adverse economic and credit market conditions. In the second half of fiscal 2010, we realized a slight improvement in our order volumes in relation to the first half of our fiscal 2010.

Cost of Revenue and Gross Margin.  Our cost of product revenue decreased from $42.2 million for fiscal 2009 to $40.1 million for fiscal 2010, a decrease of $2.1 million, or 5%. Our cost of service revenue decreased from $6.8 million for fiscal 2009 to $5.3 million for fiscal 2010, a decrease of $1.5 million, or 23%. Total gross margin increased from 32.5% for fiscal 2009 to 33.4% for fiscal 2010. During fiscal 2010, we maintained improvements in our product gross margins, in spite of the volume decline, resulting from our efforts to reengineer our assembly processes, including the implementation of cell manufacturing stations, a reduction in headcount and a reduction in work hours, and reductions in discretionary spending and premium costs, like overtime.

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

Interest Expense.  Our interest expense increased from $0.2 million in fiscal 2009 to $0.3 million in fiscal 2010, an increase of $0.1 million, or 50%. The increase in interest expense was due to the elimination of capitalized interest resulting from the completion of our corporate technology center. For fiscal 2009 and fiscal 2010, we capitalized $215,000 and $21,000 of interest for construction in progress, respectively.

Loss on sale of receivables.  Our loss from the sale of receivables from our OTA contracts increased from $0 for fiscal 2009 to $0.6 million for fiscal 2010.

Extinguishment of Debt.  In fiscal 2010, $250,000 of debt under equipment loans from our local government was forgiven related to our creation and retention of certain types and numbers of jobs at our manufacturing facility.

Dividend and Interest Income.  Our dividend and interest income decreased from fiscal 2009 to fiscal 2010 as a result of declining market interest rates and the reduction in our cash balances year over year due to cash used to finance our OTA program and our investment in wireless control inventory components.

Income Taxes.  Our income tax expense decreased in fiscal 2010 from fiscal 2009 due to the reduction in our taxable income. Our effective income tax rate for fiscal 2009 was 64.5% compared to a benefit rate of (22.4)% for fiscal 2010. The change in our effective rate was due to a reduction of benefits for non-deductible stock compensation expense from prior ISO grants and the impact of an increase in our state valuation allowance reserve.

Energy Management Segment

The following table summarizes the Energy Management segment operating results:

	For the Year Ended March 31,
	2010	2011
	(Dollars in thousands)

Revenues	$59, 649	$71,866
Operating income	1,203	5,754
Operating Margin	2.0%	8.0%

Energy Management segment revenue increased from $59.6 million for fiscal 2010 to $71.9 million for fiscal 2011, an increase of $12.3 million, or 21%. The increase was due to increased sales of our HIF lighting systems to our national account and wholesale customers, increased revenue from a greater number of OTA contracts completed and increased revenue from new product offerings, including exterior lighting, dynamic wireless controls and LED fixtures.

Energy Management segment operating income increased from $1.2 million for fiscal 2010 to $5.8 million for fiscal 2011, an increase of $4.6 million, or 383% The increase in operating income for fiscal 2011 was a result of the increased revenue and improved gross margins on HIF lighting product sales due to cost reduction efforts to reduce manufacturing labor costs and plant reengineering of our manufacturing processes to improve production efficiencies.

Engineered Systems Segment

The following table summarizes the Engineered Systems segment operating results:

	For the Year Ended March 31,
	2010	2011
	(Dollars in thousands)

Revenues	$8,423	$20,592
Operating (loss) income	(471)	1,371
Operating Margin	(5.6)%	6.7%

Engineered Systems segment revenue increased from $8.4 million for fiscal 2010 to $20.6 million for fiscal 2011, an increase of $12.2 million, or 144%. The increase was due to an increase in the number of and the relative size of the renewable PV systems sold during fiscal 2011 versus the prior year. During the first half of fiscal 2010, our Engineered Systems segment efforts were primarily focused on research of renewable technology products and understanding if there was a market for these technologies within our customer base.

Engineered Systems segment operating income increased from a $0.5 million loss for fiscal 2010 to $1.4 million of operating income for fiscal 2011, an increase of $1.9 million, an increase of 391%. The increase in operating income for fiscal 2011 was a result of the increased revenue volume and resulting contribution margin from sales of solar renewable energy systems.

Corporate and Other

Corporate and other operating loss decreased from $5.3 million for fiscal 2010 to $4.9 million for fiscal 2011, a decrease of $0.4 million, or 8%. The decrease in operating loss was primarily attributable to a reduction in legal expenses incurred.

Quarterly Results of Operations

The following tables present our unaudited quarterly results of operations for the last eight fiscal quarters in the period ended March 31, 2011 (i) on an absolute dollar basis (in thousands) and (ii) as a percentage of total revenue for the applicable fiscal quarter. You should read the following tables in conjunction with our consolidated financial statements and related notes contained elsewhere in this Form 10-K. As described above in management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B− Restatement of Financial Statements to our consolidated financial statements, our audited consolidated financial statements for our fiscal year ended March 31, 2010 have been restated to reflect our change of accounting for our OTA contracts from operating lease treatment to sales-type capital lease treatment. In our opinion, the unaudited financial information presented below has been prepared on the same basis as our audited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our operating results for the fiscal quarters presented. We have restated each of the quarterly consolidated financial statements for the periods ended June 30, 2009 through December 31, 2010 to reclassify our transactions under our OTAs as sales-type leases instead of as operating leases. Operating results for any fiscal quarter are not necessarily indicative of the results for any future fiscal quarters or for a full fiscal year.

	For the Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2009	2009	2009	2010	2010	2010	2010	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, unaudited)

Product revenue	$11,924	$15,219	$18,737	$15,002	$15,758	$15,086	$28,048	$27,551
Service revenue	1,951	856	2,090	2,294	1,219	767	2,008	2,021

Total revenue	13,875	16,075	20,827	17,296	16,977	15,853	30,056	29,572
Cost of product revenue	8,748	10,122	11,860	9,333	10,307	9,745	19,228	18,971
Cost of service revenue	1,255	632	1,568	1,811	917	498	1,674	1,410

Total cost of revenue	10,003	10,754	13,428	11,144	11,224	10,243	20,902	20,381

Gross profit	3,872	5,321	7,399	6,152	5,753	5,610	9,154	9,191
General and administrative expenses	3,163	3,143	3,051	3,479	2,945	2,988	2,709	2,789
Sales and marketing expenses	3,152	2,962	3,063	3,420	3,590	3,299	3,235	3,616
Research and development expenses	419	491	404	576	610	573	614	536

Income (loss) from operations	(2,862)	(1,275)	881	(1,323)	(1,392)	(1,250)	2,596	2,250
Interest expense	54	73	66	63	70	55	98	183
Loss on sale of asset	—	—	—	561	—	—	—	1,012
Extinguishment of debt	—	—	—	250	—	—	—	—
Dividend and interest income	236	147	157	130	93	153	189	136

Income (loss) before income tax	(2,682)	(1,201)	972	(1,567)	(1,369)	(1,152)	2,687	1,191
Income tax expense (benefit)	(600)	(269)	218	(352)	(833)	(1,692)	1,931	351

Net income (loss)	$(2,080)	$(932)	$754	$(1,215)	$(536)	$540	$756	$840

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,		June 30,	Sept. 30,		Dec. 31,	Mar. 31,
	2009	2009	2009	2010		2010	2010		2010	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)		(As Restated)
	(Unaudited)

Product revenue	85.9%	94.7%	90.0%	86.7%		92.8%	95.2%		93.3%	93.2%
Service revenue	14.1%	5.3%	10.0%	13.3%		7.2%	4.8%		6.7%	6.8%

Total revenue	100.0%	100.0%	100.0%	100.0%		100.0%	100.0%		100.0%	100%
Cost of product revenue	63.0%	63.0%	56.9%	54.0%		60.7%	61.5%		64.0%	64.2%
Cost of service revenue	9.0%	3.9%	7.5%	10.4%		5.4%	3.1%		5.6%	4.8%

Total cost of revenue	72.0%	66.9%	64.5%	64.4%		66.1%	64.6%		69.5%	68.9%

Gross margin	28.0%	33.1%	35.5%	35.6%		33.9%	35.4%		30.5%	31.1%
General and administrative expenses	22.8%	19.6%	14.6%	20.1%		17.3%	18.8%		9.0%	9.4%
Sales and marketing expenses	22.8%	18.4%	14.7%	19.8%		21.1%	20.8%		10.8%	12.2%
Research and development expenses	3.0%	3.1%	1.9%	3.3%		3.6%	3.6%		2.0%	1.8%

Income (loss) from operations	(20.6)%	(7.9)%	4.2%	(7.6	) %	(8.2)%	(7.9	) %	8.6%	7.6%
Interest expense	0.4%	0.5%	0.3%	0.4%		0.4%	0.3%		0.3%	0.6%
Loss on sale of asset	—%	—%	—%	(3.2)%		—%	—%		—%	(3.4)%
Extinguishment of debt	—%	—%	—%	1.4%		—%	—%		—%	—%
Dividend and interest income	1.7%	0.9%	0.8%	0.7%		0.5%	0.9%		0.6%	0.4%
Income (loss) before income tax	(19.3)%	(7.5)%	4.7%	(9.1)%		(8.1)%	(7.3)%		8.9%	4.0%
Income tax expense (benefit)	(4.3)%	(1.7)%	1.0%	(2.1)%		(4.9)%	(10.7)%		6.4%	1.2%

Net income (loss)	(15.0)%	(5.8)%	3.7%	(7.0)%		(3.2)%	3.4%		2.5%	2.8%

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

Liquidity and Capital Resources

Overview

On December 24, 2007, we completed our initial public offering, or IPO. Net proceeds to us from our IPO were approximately $78.6 million in net proceeds (net of underwriting discounts and commissions and offering expenses). We invested the net proceeds from our IPO in money market funds and short-term government agency bonds, subsequently using approximately $48.8 million of the net proceeds for working capital, capital expenditures and general corporate purposes, along with $29.8 million used to repurchase shares of our common stock into treasury.

We had approximately $11.6 million in cash and cash equivalents and $1.0 million in short-term investments as of March 31, 2011 compared to $23.4 million in cash and cash equivalents and $1.0 million in short-term investments as of March 31, 2010. Our cash equivalents are invested in money market accounts and bank certificates of deposits with maturities of less than 90 days and an average yield of 0.2%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of June 2011 and a yield of 0.5%.

During fiscal 2010 and fiscal 2011, we funded $2.7 million and $2.3 million, respectively, for our investment in company owned equipment under our PPA projects. We do not expect to use our own cash in the future to fund PPA project opportunities and are investigating financing options with third parties to fund future solar projects. We expect that our volume of OTA financed projects will continue to increase in the future and that the cash required to fund these projects will continue to increase as well. We also recognize that our ability to increase revenues through these finance programs will continue to deplete our cash resources if we do not secure additional funding sources. We are exploring potential financing alternatives to support the expected growth of our OTA contract volumes. In February 2011, we reengaged a third party finance company to underwrite and, upon successful completion and customer acceptance, purchase outright certain OTA customer contracts. This financing commitment will allow us to provide immediate capital for completed OTA projects. In fiscal 2011, we completed two separate debt financing transactions with a regional bank to provide funding for a pool of individual OTA contracts that we hold the contracts for. We believe that having multiple funding sources for our internally held OTA contracts will greatly reduce the cash strain created by funding these contracts ourselves.

The return to a recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries and postponements of incoming orders. However, we believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for the next 12 months. As of March 31, 2011, we were in a strong financial position with $12.6 million in cash and short-term investments. For that reason, we do not anticipate drawing on our revolving line of credit nor do we expect to use significant amounts of our cash balances for operating activities during fiscal 2012. Our future working capital requirements thereafter will depend on many factors, including our rate of revenue, our rate of OTA growth and our ability to obtain funding for our OTA contracts, our rate of investment into our financed sales programs, our introduction of new products and services and enhancements to our existing energy management system, the timing and extent of expansions of our sales force and other administrative and production personnel, the timing and extent of advertising and promotional campaigns, and our research and development activities.

Cash Flows

The following table summarizes our cash flows for our fiscal 2009, fiscal 2010 and fiscal 2011:

	Fiscal Year Ended March 31,
		2010
	2009	(As Restated)	2011
	(In thousands)

Operating activities	$3,239	$(10,718)	$(8,737)
Investing activities	(17,873)	(3,070)	(5,702)
Financing activities	(27,515)	989	2,635

Decrease in cash and cash equivalents	$(42,149)	$(12,799)	$(11,804)

Cash Flows Related to Operating Activities.  Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.

Cash used in operating activities for fiscal 2011 was $8.7 million and consisted of net cash of $14.8 million used for working capital purposes offset by net income of $1.6 million and adjusted for non-cash expense items of $4.5 million. Cash used for working capital consisted of an increase of $11.7 million in accounts receivable due to the increase in revenue and a $3.5 million increase in inventory for purchases described in the section below titled “Working Capital.” Cash provided by working capital included a $4.7 million increase in accounts payable related to payment terms on inventory purchases during the fiscal 2011 fourth quarter.

Cash used in operating activities for fiscal 2010 was $10.7 million and consisted of net cash of $11.2 million used for working capital purposes and a net loss of $3.5 million, offset by non-cash expense items of $4.0 million. Cash used for working capital purposes consisted of an increase of $4.6 million in trade receivables and a $6.4 million increase in inventories resulting from purchases of ballast and wireless component inventories. We increased our level of inventory for these components due to longer lead times and supply availability concerns for inventory components shipping out of Asia. These amounts were offset by an increase of $1.8 million in accrued expenses resulting from increases in accrued severance costs, increases in accrued legal expenses and increased deposit payments for OTA contracts.

Cash provided by operating activities for fiscal 2009 was $3.2 million and consisted of net cash of $1.1 million used for working capital purposes and net income adjusted non-cash expenses of $4.3 million. The $4.6 million increase in cash provided from operating activities in fiscal 2009 compared to fiscal 2008 was primarily due to improved collections of our accounts receivable.

Cash Flows Related to Investing Activities.  Cash used in investing activities was $17.9 million, $3.1 million and $5.7 million for fiscal 2009, 2010 and 2011, respectively. In fiscal 2011, we invested a net $2.3 million in equipment related to our PPA finance programs, $3.2 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments and $0.2 million for patent investments. In fiscal 2010, we invested $5.6 million in capital expenditures related to the completion of our new corporate technology center, operating and customer relationship software systems, a photovoltaic solar generated power system and for purchases of manufacturing equipment and tooling. Additionally, we invested $2.7 million in equipment related to our PPA finance programs and $0.3 million for the development of our intellectual property. We generated cash flow from investing activities of $5.5 million from the sale of short-term investments. In fiscal 2009, we invested $13.1 million in capital expenditures in our new corporate technology center, operating software systems, improvements in our manufacturing facility and for purchases of equipment and tooling. We also invested $4.1 million in short term certificate of deposits and spent $1.0 million for the purchase of intellectual property rights from an executive, partially offset by net proceeds from the sale of an investment of $0.5 million.

Cash Flows Related to Financing Activities.  Cash provided by financing activities was $2.6 million for fiscal 2011. This included $3.7 million in new debt borrowings to fund OTA and capital projects, $0.5 million received from stock option and warrant exercises and $0.5 million for excess tax benefits from stock based compensation. Cash flows used in financing activities included $2.0 million for repayment of long-term debt and $0.1 million for costs related to our new credit agreement.

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

Working Capital

Our net working capital as of March 31, 2011, was $56.9 million, consisting of $73.1 million in current assets and $16.2 million in current liabilities. Our net working capital as of March 31, 2010 was $59.2 million, consisting of $71.7 million in current assets and $12.5 million in current liabilities. Our accounts receivables increased from our prior fiscal year end by $11.7 million as a result of our increased revenues during the second half of fiscal year 2011, as well as an increase in finance receivables related to OTA contracts. Our inventories increased from our fiscal 2010 year end by $3.5 million due to an increase in the level of our wireless control inventories of $1.4 million based upon our wireless control initiatives and a $2.6 million increase in ballast component inventories to avoid potential supply disruptions. The vast majority of our wireless components are assembled overseas and require longer delivery lead times. In addition, overseas suppliers require deposit payments at time of purchase order.

During fiscal 2011, we continued to increase our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic components market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. We are continually monitoring supply side concerns through conversations with our key vendors and currently believe that supply availability concerns appear to have moderated, but have not diminished to the point where we anticipate reducing safety stock to the levels that existed prior to the electrical components supply issues. We also remain concerned that the recent tragic events in Japan could lead to additional supply chain disruptions of these important electronic components.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.

Indebtedness

On June 30, 2010, we entered into a new credit agreement, which we refer to herein as the Credit Agreement, with JP Morgan Chase Bank, N.A., whom we refer to herein as JP Morgan. The Credit Agreement replaced our former credit agreement.

The Credit Agreement provides for a revolving credit facility, which we refer to herein as the Credit Facility, that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of March 31, 2011, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. We had no outstanding borrowings under the Credit Facility as of March 31, 2011. We were in compliance with all of our covenants under the Credit Agreement as of March 31, 2011.

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

We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. We did not meet the deposit requirement to waive the unused fee as of March 31, 2011.

In addition to our Credit Facility, we also have other existing long-term indebtedness and obligations under various debt instruments, including pursuant to a bank term note, a bank first mortgage, a debenture to a community development organization, a federal block grant loan, two city industrial revolving loans and two notes for funding OTA contracts. As of March 31, 2011, the total amount of principal outstanding on these various obligations was $5.4 million. These obligations have varying maturity dates between 2012 and 2024 and bear interest at annual rates of between 2.0% and 7.0%. The weighted average annual interest rate of such obligations as of March 31, 2011 was 5.7%. Based on interest rates in effect as of March 31, 2011, we expect that our total debt service payments on such obligations for fiscal 2012, including scheduled principal, lease and interest payments, but excluding any repayment of borrowings on the Credit Facility, will approximate $1.4 million. All of these obligations are subject to security interests on our assets. Several of these obligations have covenants, such as customary financial and restrictive covenants, including maintenance of a minimum debt service coverage ratio; a minimum current ratio; quarterly rolling net income requirement; limitations on executive compensation and advances; limits on capital expenditures per year; limits on distributions; and restrictions on our ability to make loans, advances, extensions of credit, investments, capital contributions, incur additional indebtedness, create liens, guaranty obligations, merge or consolidate or undergo a change in control. As of March 31, 2011, we were in compliance with all such covenants, as amended.

Capital Spending

Over the past three fiscal years, we have made capital expenditures primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $3.2 million, $5.6 million, and $13.1 million in fiscal 2011, 2010 and 2009, respectively. We plan to incur approximately $2.5 to $3.0 million in capital expenditures in fiscal 2012, excluding capital to support OTA contracts. Our capital spending plans predominantly consist of further cost improvements in our manufacturing facility, improvements to our building and headquarters, new product development and investment in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, or by using our available capacity under our Credit Facility.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of March 31, 2011 is set forth in the following table:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Bank debt obligations	$5,362	$1,137	$2,168	$1,427	$630
Cash interest payments on debt	1,019	276	292	140	311
Operating lease obligations	9,325	1,748	2,284	1,797	3,496
Purchase order and capital expenditure commitments(1)	14,457	11,595	2,862	—	—

Total	$30,163	$14,756	$7,606	$3,364	$4,437

(1)	Reflects non-cancellable purchase commitments in the amount of $14.4 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

The table of contractual obligations and commitments does not include our unrecognized tax benefits which were $0.4 million at March 31, 2011. We have a high degree of uncertainty regarding the timing of any adjustments to these unrecognized benefits. Furthermore, we believe that any negative impact from future tax audits would result in a minimal cash liability due to our net operating loss carryforwards.

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

Revenue Recognition.  We recognize revenue when the following criteria have been met: there is persuasive evidence of an arrangement; delivery has occurred and title has passed to the customer; the sales price is fixed and determinable and no further obligation exists; and collectability is reasonably assured. The majority of our revenue is recognized when products are shipped to a customer or when services are completed and acceptance provisions, if any, have been met. In certain of our contracts, we provide multiple deliverables. We record the revenue associated with each element of these arrangements by allocating the total contract revenue to each element based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence, or “VSOE, of fair value, if available, (2) third-party evidence, or “TPE” of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available. We established VSOE of selling price for our HIF lighting and energy management system products using the price charged for a deliverable when sold separately. We determine the selling price for installation and recycling services and for solar renewable product and services using management’s best estimate of selling price. We consider external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, internal costs, and the scope and size of projects. Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. Our OTA contracts are sales-type capital leases under GAAP and we record revenue at the net present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments.

Deferred revenue or deferred costs are recorded for project sales consisting of multiple elements, where the criteria for revenue recognition have not been met. The majority of our deferred revenue relates to investment tax grants received for solar asset projects, advance customer billings or to prepaid services to be provided at determined future dates. As of March 31, 2010 and 2011, our deferred revenue was $0.5 million and $2.0 million, respectively. Deferred costs on product are recorded as a current asset as project completions occur within a few months. As of March 31, 2010 and 2011, our deferred costs were $1.0 million and $0.5 million, respectively.

Inventories.  Inventories are stated at the lower of cost or market value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below cost, then the inventory value is reduced to its market value. Our inventory obsolescence reserves at March 31, 2010 and 2011 were $0.8 million and $0.8 million.

Allowance for Doubtful Accounts.  We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $0.4 million and $0.4 million at March 31, 2010 and March 31, 2011.

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

As of March 31, 2010 and 2011, our financial assets were measured at fair value employing level 1 inputs.

Stock-Based Compensation.  We have historically issued stock options to our employees, executive officers and directors. We adopted the provisions of ASC 718, Compensation — Stock Compensation, which requires us to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. Compensation costs for options granted are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The fair value of each option for financial reporting purposes was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Fiscal Year Ended March 31,
	2009	2010	2011

Weighted average expected term	5.7 years	6.6 years	5.7 years
Risk-free interest rate	3.01%	2.68%	2.14%
Expected volatility	60%	60%	60%-74.8%
Expected forfeiture rate	2%	3%	11.4%

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

For fiscal 2009 and fiscal 2010, we determined volatility based on an analysis of a peer group of public companies due to a limited history of trading of our common stock. For fiscal 2011, we determined volatility based upon the volatility of our common share price as we determined that we now had sufficient information regarding the trading volatility of our common stock.

As required by our 2004 Stock and Incentive Awards Plan, since the closing of our IPO in December 2007, we have solely used the closing sale price of our common shares on the NYSE Amex or the NASDAQ Global Market on the date of grant to establish the exercise price of our stock options.

We recognized stock-based compensation expense under ASC 718 of $1.6 million for fiscal 2009, $1.5 million for fiscal 2010 and $1.3 million for fiscal 2011. As of March 31, 2011, $4.0 million of total stock option compensation cost was expected to be recognized by us over a weighted average period of 6.6 years. We expect to recognize $1.3 million of stock-based compensation expense in fiscal 2012 based on our stock options outstanding as of March 31, 2011. This expense will increase further to the extent we have granted, or will grant, additional stock options in the future.

Common Stock Warrants.  As of March 31, 2011, warrants were outstanding to purchase a total of 38,980 shares of our common stock at weighted average exercise prices of $2.25 per share. These warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) contractual terms of five years; (ii) weighted average risk-free interest rates of 4.35% to 4.62%; (iii) expected volatility ranging between 50% and 60%; and (iv) dividend yields of 0%.

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

Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2011, we determined that a valuation allowance against our net state deferred tax assets was necessary in the amount of $378,000 due to our state apportioned income and the potential expiration of state tax credits due to the carryforward periods. In making this determination, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.

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

As of March 31, 2011, we had net operating loss carryforwards of approximately $8.1 million for federal tax purposes and $4.8 million for state tax purposes. Included in these loss carryforwards were $5.1 million for federal and $2.6 million for state tax expenses that were associated with the exercise of non-qualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in-capital as the deduction reduces our income taxes payable. We first recognize tax benefits from current period stock option expenses against current period income. The remaining current period income is offset by net operating losses under the tax law ordering approach. Under this approach, we will utilize the net operating losses from stock option expenses last.

We also had federal tax credit carryforwards of $0.8 million and state tax credit carryforwards of $195,000, which is net of a $378,000 valuation allowance. Both the net operating losses and tax credit carryforwards will begin to expire in varying amounts between 2014 and 2030. We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2011, the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.

Recent Accounting Pronouncements

See Note C — Summary of Significant Accounting Policies to our accompanying audited consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Item 7A	Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss related to changes in market prices, including interest rates, foreign exchange rates and commodity pricing that may adversely impact our consolidated financial position, results of operations or cash flows.

Inflation.  Our results from operations have not historically been, and we do not expect them to be, materially affected by inflation.

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

As of March 31, 2011, $0.9 million of our $5.4 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $8,500 per year.

Commodity Price Risk.  We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. We attempt to mitigate commodity price fluctuation for our aluminum through 12- to 24-month forward fixed-price purchase orders and minimum quantity purchase commitments with suppliers. We have currently locked pricing for our aluminum requirements through the first half of fiscal 2012. Additionally, we recycle legacy HID fixtures and recover the salvaged scrap value which we believe provides a raw materials cost hedge as commodity prices change.

Credit Risk.  Credit risk refers to the potential for economic loss arising from the failure of our customers to meet their contractual agreements. Our financing program, the Orion Throughput Agreements, or OTA, is an installment based payment plan for our customers. This financing program subjects us to credit risk as poor credit decisions or customer defaults could result in increases to our allowances for doubtful accounts and/or write-offs of accounts receivable and could have material adverse effects on our results of operations and financial condition. These agreements and their increased use will require us to make significant investments of capital, whether we finance them internally or raise additional debt financing and/or equity capital to support the expansion. Our ability to accurately measure and manage credit risk will be integral to the profitability of our business and our capital adequacy.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Orion Energy Systems, Inc.

We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. (a Wisconsin Corporation) and subsidiaries as of March 31, 2010 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion Energy Systems, Inc and subsidiaries as of March 31, 2010 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B, the 2010 financial statements have been restated to correct misstatements related to certain lease contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 22, 2011 expressed an unqualified opinion.

/S/ GRANT THORNTON LLP

Milwaukee, Wisconsin
July 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Orion Energy Systems, Inc.

We have audited Orion Energy Systems, Inc.’s (a Wisconsin Corporation) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orion Energy Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Orion Energy Systems Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Orion Energy Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2010 and 2011, and the related consolidated statements of operations, temporary equity and shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011 and our report dated July 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin
July 22, 2011

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2011
	(As Restated)
	(In thousands, except share and per share amounts)

Assets
Cash and cash equivalents	$23,364	$11,560
Short-term investments	1,000	1,011
Accounts receivable, net of allowances of $382 and $436	15,991	27,618
Inventories, net	25,991	29,507
Deferred tax assets	1,244	947
Prepaid expenses and other current assets	4,112	2,499

Total current assets	71,702	73,142
Property and equipment, net	28,193	30,017
Patents and licenses, net	1,590	1,620
Deferred tax assets	974	2,112
Long-term accounts receivable	2,092	6,030
Other long-term assets	27	2,069

Total assets	$104,578	$114,990

Liabilities and Shareholders’ Equity
Accounts payable	$7,761	$12,479
Accrued expenses	4,128	2,586
Current maturities of long-term debt	562	1,137

Total current liabilities	12,451	16,202
Long-term debt, less current maturities	3,156	4,225
Deferred revenue	186	1,777
Other long-term liabilities	398	399

Total liabilities	16,191	22,603

Commitments and contingencies (See Note G)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2010 and 2011; no shares issued and outstanding at March 31, 2010 and 2011	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2010 and 2011; shares issued: 29,911,203 and 30,312,758 at March 31, 2010 and 2011; shares outstanding: 22,442,380 and 22,893,803 at March 31, 2010 and 2011	—	—
Additional paid-in capital	122,515	124,805
Treasury stock: 7,468,823 common shares at March 31, 2010 and 7,431,897 at March 31, 2011	(32,011)	(31,708)
Shareholder notes receivable	—	(193)
Retained deficit	(2,117)	(517)

Total shareholders’ equity	88,387	92,387

Total liabilities and shareholders’ equity	$104,578	$114,990

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2009	2010	2011
	(As Restated)
	(In thousands, except share and per share amounts)

Product revenue	$63,008	60,882	$86,443
Service revenue	9,626	7,191	6,015

Total revenue	72,634	68,073	92,458
Cost of product revenue	42,235	40,063	58,251
Cost of service revenue	6,801	5,266	4,499

Total cost of revenue	49,036	45,329	62,750

Gross profit	23,598	22,744	29,708
Operating expenses:
General and administrative	10,451	12,836	11,431
Sales and marketing	11,261	12,596	13,740
Research and development	1,942	1,891	2,333

Total operating expenses	23,654	27,323	27,504

Income (loss) from operations	(56)	(4,579)	2,204
Other income (expense):
Interest expense	(167)	(256)	(406)
Loss on sale of OTA contract receivables	—	(561)	(1,012)
Extinguishment of debt	—	250	—
Dividend and interest income	1,661	670	571

Total other income (expense)	1,494	103	(847)

Income (loss) before income tax	1,438	(4,476)	1,357
Income tax expense (benefit)	927	(1,003)	(243)

Net income (loss)	$511	$(3,473)	$1,600

Basic net income (loss) per share attributable to common shareholders	$0.02	$(0.16)	$0.07
Weighted-average common shares outstanding	25,351,839	21,844,150	22,678,411
Diluted net income (loss) per share	$0.02	$(0.16)	$0.07
Weighted-average common shares and share equivalents outstanding	27,445,290	21,844,150	23,198,063

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

STATEMENT OF SHAREHOLDERS’ EQUITY

	Shareholders’ Equity
		Common Stock			Accumulated
		Additional		Shareholder	Other	Retained	Total
		Paid-in	Treasury	Notes	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Stock	Receivable	Loss	(Deficit)	Equity
	(In thousands, except share amounts)

Balance, March 31, 2008	26,963,408	$114,090	$(1,739)	$—	$(6)	$845	$113,190
Issuance of stock and warrants for services	16,627	105	—	—	—	—	105
Exercise of stock options and warrants for cash	1,519,838	2,032	—	—	—	—	2,032
Tax benefit from exercise of stock options	—	1,103	—	—	—	—	1,103
Stock-based compensation	—	1,577	—	—	—	—	1,577
Treasury stock purchase	(6,971,090)	—	(29,797)	—	—	—	(29,797)
Net income	—	—	—	—	—	511	511
Unrealized loss on short-term investments	—	—	—	—	(26)	—	(26)

Comprehensive income	—	—	—	—	—	—	485

Balance, March 31, 2009	21,528,783	$118,907	$(31,536)	$—	$(32)	$1,356	$88,695
Issuance of stock and warrants for services	11,211	48	—	—	—	—	48
Exercise of stock options and warrants for cash	1,024,113	1,989	—	—	—	—	1,989
Tax benefit from exercise of stock options	—	80	—	—	—	—	80
Stock-based compensation	—	1,491	—	—	—	—	1,491
Treasury stock purchase	(121,727)	—	(475)	—	—	—	(475)
Net loss (As Restated)	—	—	—	—	—	(3,473)	(3,473)
Unrealized gain on short-term investments	—	—	—	—	32	—	32
Comprehensive Loss (As Restated)	—	—	—	—	—	—	(3,441)

Balance, March 31, 2010 (As Restated)	22,442,380	$122,515	$(32,011)	$—	$—	$(2,117)	$88,387
Issuance of stock and warrants for services	15,475	51	—	—	—	—	51
Exercise of stock options and warrants for cash	386,080	529	—	—	—	—	529
Shares issued under Employee Stock Purchase Plan	65,776	(132)	353	(196)	—	—	25
Tax benefit from exercise of stock options	—	541	—	—	—	—	541
Collection of shareholder notes receivable	—	—	—	3	—	—	3
Stock-based compensation	—	1,301	—	—	—	—	1,301
Treasury stock purchase	(15,908)	—	(50)	—	—	—	(50)
Net income	—	—	—	—	—	1,600	1,600
Comprehensive income	—	—	—	—	—	—	1,600

Balance, March 31, 2011	22,893,803	$124,805	$(31,708)	$(193)	$—	$(517)	$92,387

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2009	2010	2011
		(As Restated)
	(In thousands)

Operating activities
Net income (loss)	$511	$(3,473)	$1,600
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,841	2,673	2,867
Stock-based compensation expense	1,577	1,491	1,301
Deferred income tax (benefit) provision	145	(1,112)	(840)
Loss (gain) on sale of assets	(31)	546	999
Change in allowance for notes and accounts receivable	144	458	54
Extinguishment of debt	—	(139)	—
Other	106	48	51
Accounts receivable	5,950	(4,579)	(11,681)
Inventories	(2,793)	(6,409)	(3,516)
Prepaid expenses and other assets	(2,580)	(1,979)	(2,748)
Accounts payable	296	(56)	4,718
Accrued expenses	(1,927)	1,813	(1,542)

Net cash provided by (used in) operating activities	3,239	(10,718)	(8,737)
Investing activities
Purchase of property and equipment	(13,140)	(5,649)	(3,192)
Purchase of property and equipment leased to customers under PPAs	—	(2,651)	(2,343)
Purchase of short-term investments	(4,113)	—	(11)
Sale of short-term investments	—	5,522	—
Additions to patents and licenses	(1,121)	(299)	(157)
Proceeds from sales of long term assets	858	—	—
Gain on sale of long term investment	(361)	—	—
Proceeds from disposal of equipment	4	7	1

Net cash used in investing activities	(17,873)	(3,070)	(5,702)
Financing activities
Proceeds from issuance of long-term debt	—	200	3,721
Proceeds from shareholder notes	—	—	3
Deferred financing and offering costs	—	—	(57)
Repurchase of common stock into treasury	(29,340)	(475)	—
Payment of long-term debt	(854)	(805)	(2,077)
Excess benefit for deferred taxes on stock-based compensation	1,103	80	541
Proceeds from issuance of common stock	1,576	1,989	504

Net cash provided by (used in) financing activities	(27,515)	989	2,635

Net increase (decrease) in cash and cash equivalents	(42,149)	(12,799)	(11,804)
Cash and cash equivalents at beginning of period	78,312	36,163	23,364

Cash and cash equivalents at end of period	$36,163	$23,364	$11,560

Supplemental cash flow information:
Cash paid for interest	$350	$277	$368
Cash paid for income taxes	134	32	34
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for stock note receivable	$—	$—	$196
Shares surrendered into treasury for stock option exercise	$457	$—	$50
Long-term note receivable received on sale of investment	297	—	—

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	DESCRIPTION OF BUSINESS

Organization

The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. The Company is a developer, manufacturer and seller of lighting and energy management systems and a seller and integrator of renewable energy technologies to commercial and industrial businesses, predominantly in North America.

In August 2009, the Company created Orion Engineered Systems, a new operating division offering additional alternative renewable energy systems. During the quarter ended December 31, 2010, the new division exceeded the thresholds for segment reporting and, accordingly, the Company has introduced the presentation of operating segments in this quarter. See Note J “Segment Reporting” of these financial statements for further discussion of our reportable segments.

The corporate offices and manufacturing operations are located in Manitowoc, Wisconsin and an operations facility occupied by Orion Engineered Systems is located in Plymouth, Wisconsin.

NOTE B —	RESTATEMENT OF FINANCIAL STATEMENTS

The Company accounts for the correction of an error in previously issued financial statements in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings or other appropriate component of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented.

As previously disclosed in a Current Report on Form 8-K, on June 14, 2011, the Audit Committee of the Board of Directors of the Company concluded, following a preliminary determination by the Company’s management, that the financial statements and related disclosures for the fiscal year ended March 31, 2010 and each of the quarterly unaudited condensed consolidated financial statements for the periods ended June 30, 2009 through December 31, 2010 should no longer be relied upon and must be restated to properly record revenue from its Orion Throughput Agreements, or OTAs, as sales-type capital lease contracts.

In accordance with ASC Topic 840 “Leases”, the Company’s prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments became due. In connection with the audit for the fiscal year 2011, the Company concluded that Generally Accepted Accounting Principles, or GAAP, required the reclassification of transactions under the OTAs to sales-type leases instead of as operating leases. Accounting for OTA contracts as sales-type leases under GAAP requires the Company to record revenue at the net present value of the future payments at the time customer acceptance of the installed and operating energy management system is complete, rather than deferring revenue recognition over the full term of the OTA contracts.

Throughout this Annual Report on Form 10-K, all amounts presented from prior periods and prior period comparisons have been revised and labeled “As Restated” and reflect the balances and amounts on a restated basis.

The specific line-item effect of the restatement on the Company’s previously issued consolidated financial statements for the year ended March 31, 2010 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheet as of March 31, 2010
	As Previously
	Reported	Adjustments	As Restated

ASSETS:
Accounts receivable	$14,617	$1,374	$15,991
Deferred tax assets, current	—	1,244	1,244
Prepaid expenses and other current assets	2,974	1,138	4,112
Total current assets	67,946	3,756	71,702
Property and equipment, net	30,500	(2,307)	28,193
Deferred tax assets, long-term	2,610	(1,636)	974
Accounts receivable, long-term	975	1,144	2,119
Total assets	103,621	957	104,578
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accrued expenses	3,844	285	4,129
Deferred tax liabilities, current	44	(44)	—
Total current liabilities	12,211	241	12,452
Retained deficit	(2,834)	717	(2,117)

	Consolidated Statement of Operations
		Fiscal Year
		Ended March 31,
	As Previously	2010
	Reported	Adjustments	As Restated

Total revenue	$65,418	$2,655	$68,073
Total cost of sales	43,894	1,435	45,329
Gross Profit	21,524	1,220	22,744
Operating (loss) income	(5,799)	1,220	(4,579)
Loss on sale of receivables	—	(561)	(561)
Dividend and interest income	269	401	670
Income tax provision	(1,350)	347	(1,003)
Net (loss) income	(4,190)	717	(3,473)
Net loss per common share — basic and diluted	$(0.19)	$0.03	$(0.16)
Weighted average common shares outstanding — basic and diluted	21,844,150	—	21,844,150

	Consolidated Statement of Cash Flows
		Fiscal Year
		Ended March 31,
	As Previously	2010
	Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,190)	$717	$(3,473)
Depreciation and amortization	3,072	(399)	2,673
Loss (gain) on sale of assets	(16)	562	546
Deferred income tax (benefit) provision	(1,425)	313	(1,112)
Accounts receivable	(3,205)	(1,374)	(4,579)
Prepaid expenses and other	268	(2,247)	(1,979)
Accrued expenses	1,529	284	1,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment leased to customers under operating leases	(4,795)	2,144	(2,651)

NOTE C —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Where appropriate, certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

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

Short-term investments available for sale

The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2010 and 2011 were as follows (in thousands):

	March 31, 2010
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments

Money market funds	$22,297	$—	$—	$22,297	$22,297	$—
Bank certificates of deposit	1,000	—	—	1,000	—	1,000

Total	$23,297	$—	$—	$23,297	$22,297	$1,000

	March 31, 2011
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments

Money market funds	$485	$—	$—	$485	$485	$—
Bank certificates of deposit	1,011	—	—	1,011	—	1,011

Total	$1,496	$—	$—	$1,496	$485	$1,011

As of March 31, 2010 and 2011, the Company’s financial assets described in the table above were measured at fair value on a recurring basis employing quoted prices in active markets for identical assets (level 1 inputs).

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

Level 1 — Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

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

Financing receivables

The Company considers its lease balances included in consolidated current and long-term accounts receivable from its OTA sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold sales-type leases and lease balances included in accounts receivable are as follows:

Age Analysis as of March 31, 2011(in thousands):

			Greater
	Not Past	1-90 days	than 90 days		Total sales-type
	Due	past due	past due	Total past due	leases

Lease balances included in consolidated accounts receivable — current	$1,190	$17	$5	$22	$1,212
Lease balances included in consolidated accounts receivable — long-term	3,696	—	—	—	3,696

Total gross sales-type leases	4,886	17	5	22	4,908
Allowance	—	—	(2)	(2)	(2)

Total net sales-type leases	$4,886	$17	$3	$20	$4,906

Allowance for credit losses

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company has not incurred any provision write-off’s or credit losses against the OTA sales-lease receivable balances in either fiscal 2010 or fiscal 2011.

Inventories

Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems, wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2010 and 2011, the Company had inventory obsolescence reserves of $756,000 and $811,000.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31,	March 31,
	2010	2011

Raw materials and components	$11,107	$12,005
Work in process	669	459
Finished goods	14,215	17,043

	$25,991	$29,507

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of deferred costs related to in-process OTA projects, prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, prepaid taxes and miscellaneous receivables.

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

The Company periodically reviews the carrying values of property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, if events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets’ carrying amount to determine if a write down to market value is required. No write downs were recorded in fiscal 2009, 2010 or 2011.

Property and equipment were comprised of the following (in thousands):

	March 31,
	2010	2011
	(As Restated)

Land and land improvements	$1,436	$1,474
Buildings	14,072	15,104
Furniture, fixtures and office equipment	6,615	8,323
Leasehold improvements	—	9
Equipment leased to customers under Power Purchase Agreements	—	4,994
Plant equipment	7,627	8,067
Construction in progress	5,774	2,272

	35,524	40,243
Less: accumulated depreciation and amortization	(7,331)	(10,226)

Net property and equipment	$28,193	$30,017

Equipment included above under capital leases were as follows (in thousands):

	March 31,
	2010	2011

Equipment	$25	$—
Less: accumulated amortization	(20)	—

Net equipment	$5	$—

Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. The Company recorded depreciation expense of $1.8 million, $2.6 million and $2.7 million for the years ended March 31, 2009, 2010 and 2011, respectively. Depreciable lives by asset category are as follows:

Land improvements	10 — 15 years
Buildings	10 — 39 years
Leasehold improvements	Shorter of asset life or life of lease
Furniture, fixtures and office equipment	2 — 10 years
Plant equipment	3 — 10 years

The Company capitalized $21,000 and $0, respectively, of the interest costs for construction in progress for the years ended March 31, 2010 and 2011. Included in construction in progress are costs related to Company-owned equipment leased to customers under solar power purchase agreements, or PPAs, of $2.7 million and none as of March 31, 2010 and 2011.

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

The Company capitalized $1,121,000, $299,000 and $157,000 of costs associated with obtaining patents and licenses in fiscal 2009, 2010 and 2011. Amortization expense recorded to cost of revenue for fiscal 2009, 2010 and 2011 was $105,000, $113,000 and $127,000. The costs and accumulated amortization for patents and licenses were $1,905,000 and $315,000 as of March 31, 2010; and $2,062,000 and $442,000 as of March 31, 2011. The average remaining useful life of the patents and licenses as of March 31, 2011 was approximately 12.8 years.

As of March 31, 2011, future amortization expense of the patents and licenses is estimated to be as follows (in thousands):

Fiscal 2012	$122
Fiscal 2013	119
Fiscal 2014	118
Fiscal 2015	118
Fiscal 2016	117
Thereafter	1,026

$1,620

The Company’s management periodically reviews the carrying value of patents and licenses for impairment. No write-offs were recorded in fiscal 2009, fiscal 2010 or fiscal 2011.

Long-Term Receivables

The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.

Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 11%. As of 2011, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2012	$—
Fiscal 2013	955
Fiscal 2014	993
Fiscal 2015	936
Fiscal 2016	292

Total gross long-term receivable	3,176
Less: amount representing interest	(1,090)

Net long-term receivable	$2,086

Other Long-Term Assets

Other long-term assets include long-term security deposits, prepaid licensing costs and deferred financing costs. Other long-term assets include $27,000 and $55,000 of deferred financing costs as of March 31, 2010 and March 31, 2011. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (2 to 15 years). For the years ended March 31, 2009, 2010 and 2011, the amortization was $29,000, $6,000 and $29,000.

In June 2008, the Company sold its long-term investment consisting of 77,000 shares of preferred stock of a manufacturer of specialty aluminum products. The investment was originally acquired in July 2006 by exchanging products with a fair value of $794,000. The Company received cash proceeds from the sale in the amount of $986,000, which included accrued dividends of $128,000, and also received a promissory note in the amount of $298,000. During fiscal 2010, the specialty aluminum products company was placed into receivership and the assets of the Company sold. Proceeds from the sale were not sufficient to cover any portion of the promissory note, and therefore, the Company reserved for against the promissory note in full.

Accrued Expenses

Accrued expenses include warranty accruals, accrued wages, accrued vacations, accrued insurance, accrued interest, sales tax payable and other miscellaneous accruals. Accrued legal costs amounted to $1,175,000 as of March 31, 2010. No accrued expenses exceeded 5% of current liabilities as of March 31, 2011.

The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.

Changes in the Company’s warranty accrual were as follows (in thousands):

	March 31,
	2010	2011

Beginning of year	$55	$60
Provision to cost of revenue	80	114
Charges	(75)	(115)

End of year	$60	$59

Incentive Compensation

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

The Company’s compensation committee approved an Executive Fiscal Year 2011 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan which became effective as of July 21, 2010. The plan called for performance and discretionary bonus payments ranging from 7-19% of the fiscal 2011 base salaries of the Company’s named executive officers. The range of fiscal 2011 financial performance-based bonus guidelines under the approved plan began if the Company achieved a minimum of 1.2 times the fiscal 2010 revenue and a minimum of $4.0 million operating income. Based upon the results for the year ended March 31, 2011, the Company did not accrue any expense related to this plan.

Revenue Recognition

The Company offers a financing program, called an OTA, for a customer’s lease of the Company’s energy management systems. The OTA is structured as a sales-type capital lease and upon successful installation of the system and customer acknowledgement that the system is operating as specified, product revenue is recognized at the Company’s net investment in the lease which typically is the net present value of the future cash flows.

The Company offers a separate program, called a PPA, for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgement that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, typically in excess of 10 years.

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

As discussed in “Recent Accounting Pronouncements”, the Company elected to adopt the revised guidance of ASC 605-25 related to multiple-element arrangements during the quarter ended December 31, 2010. This guidance was retrospectively applied to the beginning of the Company’s fiscal year. The adoption had no impact on revenue, income before taxes, net income or earnings per share. The Company elected early adoption due to the increasing volume of renewable energy projects sold during fiscal 2011.

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

To determine the selling price in multiple-element arrangements, the Company established VSOE of selling price for its HIF lighting and energy management system products using the price charged for a deliverable when sold separately. In addition, the Company records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE or TPE evidence does not exist. Service revenue is recognized when services are complete and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. The Company’s service revenues other than for installation and recycling that are completed prior to delivery of the product are included in product revenue using management’s best estimate of selling price, as VSOE or TPE evidence does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services and for installation and recycling services, management’s best estimate of selling price is determined by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services and internal costs. The determination of estimated selling price is made through consultation with and approval by management, taking into account all of the preceding factors.

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

Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $1.6 million and $773,000 as of March 31, 2010 and 2011.

Deferred revenue relates to advance customer billings, investment tax grants received related to PPAs and a separate obligation to provide maintenance on OTAs and is classified as a liability on the Consolidated Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OTA is executed.

Deferred revenue was comprised of the following (in thousands):

	March 31,	March 31,
	2010	2011

Deferred revenue — current liability	$338	$262
Deferred revenue — long term liability	186	1,777

Total deferred revenue	$524	$2,039

Shipping and Handling Costs

The Company records costs incurred in connection with shipping and handling of products as cost of product revenue. Amounts billed to customers in connection with these costs are included in product revenue.

Advertising

Advertising costs of $608,000, $482,000 and $384,000 for fiscal 2009, 2010 and 2011 were charged to operations as incurred.

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

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination. The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in the unrecognized tax benefits.

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. Realized tax benefits from the exercise of stock options were $1,103,000, $80,000 and $541,000 for the fiscal years 2009, 2010 and 2011.

Stock Option Plans

The Company’s share-based payments to employees are measured at fair value and are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) are classified as financing cash flows. For the years ended March 31, 2009, 2010 and 2011, $1,103,000, $80,000 and $541,000 of such excess tax benefits were classified as financing cash flows.

The Company uses the Black-Scholes option-pricing model. Prior to fiscal 2011, the Company had determined volatility based on an analysis of a peer group of public companies due to a limited share price history. In fiscal 2011, the Company calculated volatility based upon the historical market price of its common stock. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. Government issues with a remaining term equal to the expected term of the option. The expected term is based upon the vesting term of the Company’s options and expected exercise behavior. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.

The fair value of each option grant in fiscal 2009, 2010 and 2011 was determined using the assumptions in the following table:

	Fiscal Year Ended March 31,
	2009	2010	2011

Weighted average expected term	5.7 years	6.6 years	5.7 years
Risk-free interest rate	3.01%	2.68%	2.14%
Expected volatility	60%	60%	60.0 - 74.8%
Expected forfeiture rate	2.0%	3.0%	11.4%

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net income per common share, the Company uses the “treasury stock” method for outstanding options and warrants. In addition, in computing the dilutive effect of the convertible notes, the numerator is adjusted to add back the after-tax amount of interest recognized in the period. Diluted net loss per common share is the same as basic net loss per common share for the year ended March 31, 2010, because the effects of potentially dilutive securities are anti-dilutive. The effect of net income per common share is calculated based upon the following shares (in thousands except share amounts):

	Fiscal Year Ended March 31,
	2009	2010	2011
		(As Restated)

Numerator:
Net income (loss) (in thousands)	$511	$(3,473)	$1,600
Denominator:
Weighted-average common shares outstanding	25,351,839	21,844,150	22,678,411
Weighted-average effect of assumed conversion of stock options and warrants	2,093,451	—	519,652

Weighted-average common shares and common share equivalents outstanding	27,445,290	21,844,150	23,198,063

Net income (loss) per common share:
Basic	$0.02	$(0.16)	$0.07
Diluted	$0.02	$(0.16)	$0.07

The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2009	2010	2011

Common stock options	3,680,945	3,546,249	3,658,768
Common stock warrants	488,504	76,240	38,980

Total	4,169,449	3,622,489	3,697,748

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 19%, 26% and 34% of cost of revenue in fiscal 2009, 2010 and 2011.

In fiscal 2009, 2010 and 2011, there were no customers who individually accounted for greater than 10% of revenue.

As of March 31, 2010 and 2011, one customer accounted for 16% of accounts receivable.

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

In April, 2011, the FASB issued ASU No. 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”). ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended March 31, 2012. ASU 2011-03 is required to be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012. The Company does not expect that the adoption of ASU 2011-03 will have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Effective April 1, 2010, the Company adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Subtopic 650-25 Revenue Recognition — Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The adoption of this ASU did not result in a material change in either the units of accounting or a change in the pattern or timing of revenue recognition. Additionally, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE D —	RELATED PARTY TRANSACTIONS

During fiscal 2009, 2010 and 2011, the Company recorded revenue of $49,000, $29,000 and $2,623,000 for products and services sold to an entity for which a director of the Company was formerly the executive chairman. Included in the fiscal 2011 revenue was $2,586,000 in revenue from OTA contracts completed during the fiscal 2011 fourth quarter. As of March 31, 2011, current and long-term accounts receivable related to OTA contracts were $0.2 million and $1.1 million, respectively. There were no outstanding balances in accounts receivable at March 31, 2010 or 2009. During fiscal 2009, 2010 and 2011, the Company purchased goods and services from the same entity in the amounts of $180,000, $30,000 and $0. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

During fiscal 2009, 2010 and 2011, the Company recorded revenue of $521,000, $766,000 and $241,000 for products and services sold to various entities affiliated or associated with an entity for which a director of the Company previously served as a member of the board of directors. The Company is not able to identify the respective amount of revenues attributable to specifically identifiable entities within such group of affiliated or associated entities or the extent to which any such individual entities are related to the entity on whose board of directors the Company’s director serves. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

During fiscal 2010, the Company paid or accrued severance costs of $139,000 to former members of management.

NOTE E —	LONG-TERM DEBT

Long-term debt as of March 31, 2010 and 2011 consisted of the following (in thousands):

	March 31,
	2010	2011

Term note	$1,017	$782
Customer equipment finance notes payable	—	1,793
First mortgage note payable	926	853
Debenture payable	847	807
Lease obligations	7	—
Other long-term debt	921	1,127

Total long-term debt	3,718	5,362
Less current maturities	(562)	(1,137)

Long-term debt, less current maturities	$3,156	$4,225

Revolving Credit Agreement

On June 30, 2010, the Company entered into a new credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement replaced the Company’s former credit agreement with a different bank.

The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of March 31, 2011, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. The Company incurred $57,000 of deferred financing costs related to the Credit Agreement which will be amortized over the two-year term of the Credit Agreement. There were no borrowings by the Company under the Credit Agreement as of March 31, 2011. The Company was in compliance with all of its covenants under the Credit Agreement as of March 31, 2011.

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

The Company must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of March 31, 2011.

Customer Equipment Finance Notes Payable

In September 2010, the Company entered into a note agreement with a financial institution that provided the Company with $2.4 million to fund completed customer contracts under the Company’s OTA finance program. In February 2011, the Company sold a portion of the OTA contracts collateralizing the note to a third party equipment finance company. Accordingly, the Company repaid $1.3 million of the outstanding note balance and recorded a prepayment penalty of $33,000. This note is included in the table above as customer equipment finance note payable. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 17 individual OTA customer contracts. The note bears interest at 7% and matures in September 2015. The note agreement includes certain prepayment penalties and a covenant that the Company maintain at least $5 million in cash liquidity. The Company was in compliance with all covenants in the note agreement as of March 31, 2011.

In March 2011, the Company entered into a note agreement with a financial institution that provided the Company with $0.9 million to fund completed customer contracts under the Company’s OTA finance program. This note is included in the table above as customer equipment finance note payable. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting three individual OTA customer contracts. The note bears interest at 7% and requires monthly payments of $20,900 through April 2015. The note agreement includes certain prepayment penalties and a covenant that the Company maintain at least

$5 million in cash liquidity. The Company was in compliance with all covenants in the note agreement as of March 31, 2011.

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

First Mortgage Note Payable

The Company’s first mortgage note payable has an interest rate of prime plus 2% (effective rate of 5.25% at March 31, 2011), and requires monthly payments of principal and interest of $10,000 through September 2014. The mortgage is secured by a first mortgage on the Company’s manufacturing facility. The mortgage includes certain prepayment penalties and various restrictive covenants, with which the Company was in compliance as of March 31, 2011.

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

In September 2010, the Company entered into a note agreement with the Wisconsin Department of Commerce that provided the Company with $0.3 million to fund the Company’s rooftop solar project at its Manitowoc manufacturing facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allows for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and requires monthly payments of $4,600. The note matures in June 2017. The note agreement requires the Company to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. The Company was in compliance with all covenants in the note agreement as of March 31, 2011.

In January 2011, the Company amended its November 2007 Wisconsin Community Development Block Grant with the local city government to provide the Company with $0.2 million to fund equipment at its Manitowoc facility. The loan is included in the table above as other long-term debt. The amendment to the loan agreement is collateralized by the related equipment. The loan bears interest at 2.1125% and requires monthly payment of $3,600 through December 2014. The amendment to the loan agreement requires the Company to create and maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. The Company was in compliance with all covenants in the loan agreement as of March 31, 2011.

Other long-term debt consists of block grants and equipment loans from local governments. Interest rates range from 2.0% to 4.9%. The amounts due are collateralized by purchase money security interests in plant equipment. In fiscal 2010, $250,000 of debt was forgiven related to the creation of certain types and numbers of jobs within the lending locality.

Aggregate Maturities

As of March 31, 2011, aggregate maturities of long-term debt were as follows (in thousands):

Fiscal 2012	$1,137
Fiscal 2013	1,089
Fiscal 2014	1,079
Fiscal 2015	759
Fiscal 2016	668
Thereafter	630

$5,362

NOTE F —	INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ending (in thousands):

	Fiscal Year Ended March 31,
	2009	2010	2011
	(As Restated)

Current	$782	$109	$597
Deferred	145	(1,112)	(840)

	$927	$(1,003)	$(243)

	2009	2010	2011
	(As Restated)

Federal	$824	$(1,348)	$(366)
State	103	345	123

	$927	$(1,003)	$(243)

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2009	2010	2011
	(As Restated)

Statutory federal tax rate	34.0%	(34.0)%	34.0%
State taxes, net	11.0%	2.6%	2.6%
Stock-based compensation expense	21.2%	5.0%	(45.1)%
Federal tax credit	(2.7)%	(3.5)%	(15.1)%
State tax credit	(1.5)%	(0.4)%	(2.2)%
Change in valuation reserve	1.4%	5.1%	8.3%
Permanent items	—%	0.1%	5.7%
Change in tax contingency reserve	0.7%	—%	—%
Other, net	0.4%	2.7%	(6.1)%

Effective income tax rate	64.5%	(22.4)%	(17.9)%

The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (in thousands):

	March 31,
	2010	2011
	(As Restated)

Inventory, accruals and reserves	$607	$705
Other	533	350
Deferred revenue	104	(108)

Total net current deferred tax assets and liabilities	1,244	947
Federal and state operating loss carryforwards	1,199	1,191
Tax credit carryforwards	848	1,201
Non qualified stock options	603	1,540
Deferred revenue	—	311
Fixed assets	(1,410)	(1,753)
Valuation allowance	(266)	(378)

Total net long-term deferred tax assets and liabilities	$974	$2,112

Total net deferred tax assets	$2,218	$3,059

The Company is eligible for tax benefits associated with the excess tax deduction available for exercises of non-qualified stock options over the fair value determined at the grant date. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return. Benefits of $1.1 million, $0.1 million and $0.5 million were recorded in fiscal 2009, fiscal 2010 and fiscal 2011 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized in the current year.

During the fourth quarter of fiscal 2011, the Company converted almost all of its existing incentive stock options, or ISOs, to non-qualified stock options, or NQSOs. This conversion was applied retrospectively, allowing the Company to benefit $0.6 million of income tax expense related to non-deductible ISO stock compensation expense that was previously deferred for income tax purposes. The conversion reduced the effective tax rate for fiscal 2011 to a benefit rate of 17.9% from a pre-conversion income tax expense rate of 27.2%.

As of March 31, 2011, the Company has federal net operating loss carryforwards of approximately $8.1 million, of which $5.1 million are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $4.8 million, of which $2.6 million are associated with the exercise of non-qualified stock options. The benefit from the net operating losses created from these exercises will be recorded as a reduction in taxes payable and a credit to additional paid-in capital in the period in which the benefits are realized.

As of March 31, 2011, The Company also has federal tax credit carryforwards of approximately $0.8 million and state tax credits of $0.6 million. A valuation allowance has been set up for the state tax credits due to the state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014-2030.

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

The Company records its tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that a tax position is supportable for income tax purposes, the item is included in their income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.

As of March 31, 2011, the Companys U.S. federal income tax returns for tax years 2009 to 2011 remain subject to examination. The Company has various federal income tax return positions in the process of examination for 2009 to 2010. The Company currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on our business, financial condition, results of operations or liquidity.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state effect of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states. The Company currently has no state income tax return positions in the process of examination, administrative appeals or litigation.

Uncertain tax positions

As of March 31, 2011 the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect any of these amounts to change in the next twelve months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

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

	Fiscal Year Ended March 31,
	2009	2010	2011

Unrecognized tax benefits as of beginning of fiscal year	$392	$397	$398
Decreases relating to settlements with tax authorities	(5)	—	—
Additions based on tax positions related to the current period positions	10	1	1

Unrecognized tax benefits as of end of fiscal year	$397	$398	$399

NOTE G —	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases vehicles and equipment under operating leases expiring at various dates through 2021. Rent expense under operating leases was $1,082,000, $1,385,000 and $1,810,000 for fiscal 2009, 2010 and 2011. Total annual commitments under non-cancelable operating leases with terms in excess of one year at March 31, 2011 are as follows (in thousands):

Fiscal 2012	$1,751
Fiscal 2013	1,368
Fiscal 2014	922
Fiscal 2015	911
Fiscal 2016	888
Thereafter	3,496

$9,336

Purchase Commitments

The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2011, the Company had entered into $11.6 million of purchase commitments related to fiscal 2012 for inventory purchases.

Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. In fiscal 2009, 2010 and 2011, the Company made matching contributions of approximately $15,000, $12,000 and $7,000.

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

In the fourth quarter of fiscal 2010, the Company reached a preliminary agreement to settle the class action lawsuits and on January 3, 2011, the court issued an order granting preliminary approval of the settlement. After a fairness hearing on April 14, 2011, the court approved the settlement in a final judgment and order. No shareholder appeared at the hearing to object. Accordingly, the case has concluded. Of the final settlement amount of $3.25 million, the Company contributed $0.49 million and the its insurer contributed $2.76 million. The Company recorded the settlement charge in the fourth quarter of fiscal 2010.

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

Share Repurchase Program and Treasury Stock

In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of the Company’s outstanding common stock. In December 2008, the Company’s board of directors supplemented the share repurchase program authorizing the Company to repurchase up to an additional $10 million of the Company’s outstanding common stock. As of March 31, 2011, the Company had repurchased 7,092,817 shares of common stock at a cost of $29.8 million under the program, which was effectively terminated as of January 31, 2010.

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

Employee Stock Purchase Plan

In August 2010, the Company’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE Amex exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. The Company had the following shares issued from treasury during fiscal 2011:

	As of March 31, 2011
	Shares
	Issued		Shares Issued
	Under ESPP	Closing Market	Under Loan	Dollar Value of	Repayment of
	Plan	Price	Program	Loans Issued	Loans

Quarter Ended September 30, 2010	40,560	$3.17	38,202	$121,100	$—
Quarter Ended December 31, 2010	12,274	3.34	10,898	36,400	844
Quarter Ended March 31, 2011	12,942	4.04	9,555	38,600	1,841

Total	65,776	$3.37	58,655	$196,100	$2,685

Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.

NOTE I —	STOCK OPTIONS AND WARRANTS

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

In fiscal 2011, the Company converted all of its existing ISO awards to NQSO awards. No consideration was given to the employees for their voluntary conversion of ISO awards.

Prior to the Company’s IPO, certain non-employee directors elected to receive stock awards in lieu of cash compensation under the non-employee director compensation plan which became effective upon the closing of the Company’s IPO. The Company granted 2,210 shares from the 2004 Stock and Incentive Awards Plan as pro-rata compensation for fiscal 2008. The shares were issued in January 2008 and valued at the Company’s IPO price. In fiscal 2009, the Company granted 16,627 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $3.00 to $11.61 per share. In fiscal 2010, the Company granted 11,211 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $3.29 to $5.44 per share. In fiscal 2011, the Company granted 15,475 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $2.86 to $3.93 per share.

The following amounts of stock-based compensation were recorded (in thousands):

	Fiscal Year Ended
	2009	2010	2011

Cost of product revenue	$269	$222	$187
General and administrative	676	539	560
Sales and marketing	587	691	523
Research and development	45	39	31

	$1,577	$1,491	$1,301

The number of shares available for grant under the plans were as follows:

Available at March 31, 2008	1,482,058
Granted stock options	(731,879)
Granted shares	(16,627)
Forfeited	337,402

Available at March 31, 2009	1,070,954
Granted stock options	(888,018)
Granted shares	(11,211)
Forfeited	397,965

Available at March 31, 2010	569,690
Amendment to Plan	1,500,000
Granted stock options	(744,077)
Granted shares	(15,475)
Forfeited	267,538

Available at March 31, 2011	1,577,676

The following table summarizes information with respect to outstanding stock options:

			Weighted
			Average Fair
		Weighted	Value of
	Number of	Average Exercise	Options	Aggregate Intrinsic
	Shares	Price	Granted	Value

Outstanding at March 31, 2008	4,716,022	2.30	$3.03
Granted	731,879	7.58
Exercised	(1,429,554)	1.24
Forfeited	(337,402)	6.26

Outstanding at March 31, 2009	3,680,945	3.40	$4.25
Granted	888,018	3.92
Exercised	(624,749)	1.71
Forfeited	(397,965)	4.89

Outstanding at March 31, 2010	3,546,249	3.66	$2.23
Granted	744,077	3.57
Exercised	(364,020)	1.30
Forfeited	(267,538)	4.33

Outstanding at March 31, 2011	3,658,768	3.83	$2.04	$3,415,917

Exercisable at March 31, 2011	1,826,601			$2,284,748

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2011:

	March 31, 2011
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
		Contractual Life	Average		Exercise
	Outstanding	(Years)	Exercise Price	Vested	Price

$0.69	241,510	0.26	$0.69	241,510	$0.69
0.75 — 0.94	10,000	4.01	0.75	10,000	0.75
1.5	25,000	2.71	1.50	25,000	1.50
2.20 — 2.25	883,746	5.47	2.21	583,346	2.21
2.50 — 2.75	107,167	4.89	2.51	107,167	2.51
2.86 — 4.32	1,216,141	8.88	3.45	196,604	3.30
4.48 — 4.76	474,832	5.30	4.54	367,432	4.51
5.34 — 6.05	414,420	7.92	5.42	134,590	5.42
9.00 — 10.04	112,750	6.58	9.46	66,150	9.31
10.14 — 11.61	173,202	6.82	11.01	94,802	10.95

	3,658,768	6.60	$3.83	1,826,601	$3.53

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $4.04 as of March 31, 2011.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2011 is as follows (in thousands):

Fiscal 2012	$1,269
Fiscal 2013	1,058
Fiscal 2014	750
Fiscal 2015	470
Fiscal 2016	270
Thereafter	172

$3,989
Remaining weighted average expected term	6.6 years

The Company has issued warrants to placement agents in connection with various stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. There were no warrants issued in fiscal 2009, 2010 or 2011.

Outstanding warrants are comprised of the following:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at March 31, 2008	578,788	$2.31
Issued	—	—
Exercised	(90,284)	2.32
Cancelled	—	—

Outstanding at March 31, 2009	488,504	$2.31
Issued	—	—
Exercised	(399,364)	2.30
Cancelled	(12,900)	—

Outstanding at March 31, 2010	76,240	$2.37
Issued	—	—
Exercised	(22,060)	2.50
Cancelled	(15,200)	2.50

Outstanding at March 31, 2011	38,980	$2.25

A summary of outstanding warrants as of March 31, 2011 follows:

Exercise Price	Number of Warrants	Expiration

2.25	38,980	Fiscal 2015

NOTE J —	SEGMENT DATA

During the fiscal 2011 third quarter, certain activity of the Company’s Engineered Systems division exceeded the quantitative thresholds required for segment reporting. As such, descriptions of the Company’s segments and their summary financial information are summarized below.

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

	Revenues		Operating (Loss) Profit
	For the Year Ended March 31,		For the Year Ended March 31,
	2010	2011	2010	2011
	(Dollars in thousands)

Segments:
Energy Management	$59,649	$71,866	$1,203	$5,754
Engineered Systems	8,424	20,592	(471)	1,371
Corporate and Other	—	—	(5,311)	(4,921)
	$68,073	$92,458	$(4,579)	$2,204

	Depreciation		Capital Expenditures
	For the Year Ended March 31,		For the Year Ended March 31,
	2010	2011	2010	2011
	(Dollars in thousands)

Segments:
Energy Management	$1,929	$1,454	$1,325	$1,696
Engineered Systems	56	207	2,682	2,374
Corporate and Other	568	1,050	4,293	1,465
	$2,553	$2,711	$8,300	$5,535

	Total Assets		Deferred Revenue
	31-Mar-10	31-Mar-11	31-Mar-10	31-Mar-11
	(Dollars in thousands)

Segments:
Energy Management	$58,332	$67,449	$390	$533
Engineered Systems	3,976	14,405	134	1,506
Corporate and Other	42,270	33,136	—	—
	$104,578	$114,990	$524	$2,039

The Company’s revenue and long-lived assets outside the United States are insignificant.

NOTE K —	SUBSEQUENT EVENTS

In June 2011, the Company entered into a note agreement with a financial institution that provided the Company with $2.8 million to fund completed customer contracts under the Company’s OTA finance program. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 46 individual OTA customer contracts. The note bears interest at 7.85% and matures in March 2016.

NOTE L —	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended March 31, 2010 and March 31, 2011 are as follows:

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2010	2010	2010	2011	Total
	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share amounts)

Total revenue	$16,977	$15,853	$30,056	$29,572	$92,458
Gross profit	5,753	5,610	9,154	9,191	29,708
Net income (loss)	(536)	540	756	840	1,600
Basic net income per share	(0.02)	0.02	0.03	0.04	0.07
Shares used in basic per share calculation	22,523	22,639	22,726	22,827	22,678
Diluted net income per share	(0.02)	0.02	0.03	0.04	0.07
Shares used in diluted per share calculation	22,523	22,902	23,111	23,332	23,198

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2009	2009	2009	2010	Total
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share amounts)

Total revenue	$13,875	$16,075	$20,827	$17,296	$68,073
Gross profit	3,872	5,321	7,399	6,152	22,744
Net income (loss)	(2,080)	(932)	754	(1,215)	(3,473)
Basic net income per share	(0.10)	(0.04)	0.03	(0.05)	(0.16)
Shares used in basic per share calculation	21,588	21,707	21,792	22,255	21,844
Diluted net income per share	(0.10)	(0.04)	0.03	(0.05)	(0.16)
Shares used in diluted per share calculation	21,588	21,707	22,568	22,255	21,844

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2011, pursuant to Exchange Act Rule 13a-15 and 15d-15. In conducting such evaluation, management considered the restatement of our financial statements related to the revenue associated with our OTA contracts. Based upon such evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment using the COSO criteria, management believes that, as of March 31, 2011, our internal control over financial reporting was effective.

Grant Thornton LLP, independent registered public accounting firm has audited our consolidated financial statements for the fiscal years ended March 31, 2009, 2010 and 2011 and our internal control over financial reporting as of March 31, 2011. Their reports appear in Item 8 under the heading “Reports of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information with respect to our current directors is set forth below.

Class I Directors — Terms Expiring 2011

Thomas A. Quadracci, 62, has served as a director since 2006, and was chairman of our board from 2006 until 2009. Mr. Quadracci was executive chairman of Quad/Graphics, Inc., one of the United States’ largest commercial printing companies which he co-founded in 1971, until January 1, 2007, where he also served at various times as executive vice president, president and chief executive officer, and chairman and chief executive officer. Mr. Quadracci also founded and served as President of Quad/Tech, Inc., a manufacturer and marketer of industrial controls, until 2002. We believe that Mr. Quadracci’s experiences in co-founding, growing and leading Quad/Graphics and Quad/Tech qualify him for service as a director of our company.

Michael J. Potts, 47, became our president and chief operating officer in July 2010. Prior to becoming our president and chief operating officer, Mr. Potts served as our executive vice president since 2003 and has served as a director since 2001. Mr. Potts joined our company as our vice president — technical services in 2001. Prior to joining our company, Mr. Potts founded Energy Executives Inc., a consulting firm that assisted large energy-consuming clients on energy issues. From 1988 through 2001, Mr. Potts was employed by Kohler Co., one of the world’s largest manufacturers of plumbing products. From 1990 through 1999 he held the position of supervising engineer — energy in Kohler’s energy and utilities department. In 2000, Mr. Potts assumed the position of supervisor — energy management group of Kohler’s entire corporate energy portfolio, as well as the position of general manager of its natural gas subsidiary. Mr. Potts is licensed as a professional engineer in Wisconsin. We believe that Mr. Potts’ experiences as our executive vice president and in leadership roles in the energy industry and his public affairs experience and engineering background qualify him for service as a director of our company.

Elizabeth Gamsky Rich, 52, was appointed to our board of directors in June 2010. Since January 2009 and from 2000 to 2007, Ms. Rich has been the owner of and an attorney with Elizabeth Gamsky Rich & Associates S.C., a law firm offering legal services in the areas of energy law, environmental law, land use, real estate law and business law. From September 2007 to January 2009, Ms. Rich was a principal shareholder of Petrie & Stocking S.C., supervising a general legal practice and practicing in the areas of energy, environmental and real estate law and related litigation. Ms. Rich has served as a member of the board of directors for Outpost Natural Foods, Gateway 2 Center Inc., the Wisconsin State Bar Board of Governors and the Plymouth Arts Foundation, and she currently serves on the board of directors for the Farm-to-Consumer Legal Defense Foundation. We believe that Ms. Rich’s background in advising companies in the energy and environmental sectors and her experience as a director for various entities qualify her for service as a director of our company.

Class II Directors — Terms Expiring 2012

Mark C. Williamson, 57, has served as a director since April 2009 and has been our lead independent director since October 2009. Mr. Williamson has been a partner of Putnam Roby Williamson Communications of Madison, Wis., a strategic communications firm specializing in energy utility matters, since 2008. He has more than 20 years of executive-level utility experience. Prior to joining Putnam Roby Williamson Communications, Mr. Williamson was vice president of major projects for American Transmission Company from 2002 to 2008, served as executive vice president and chief strategic officer with Madison Gas and Electric Company from 1986 to 2002 and, prior to 1986, was a trial attorney with the Madison firm Geisler and Kay S.C. We believe that Mr. Williamson’s background in the energy utility industry and in management positions qualify him for service as a director of our company.

Michael W. Altschaefl, 52, has served as a director since October 2009. Mr. Altschaefl is an owner and chief executive officer of Albany-Chicago Company LLC, a custom die cast and machined components company. Mr. Altschaefl is a certified public accountant. Prior to joining Albany-Chicago Company LLC in 2008, Mr. Altschaefl served as a partner with Grant Thornton LLP, an independent registered public accounting firm, for six years. We believe that Mr. Altschaefl’s experience in leadership positions at manufacturing companies and his background as an accountant qualify him for service as a director of our company.

Tryg C. Jacobson, 55, was appointed to our board of directors on May 31, 2011. Since 2010, Mr. Jacobson has been the founder and president of Jake’s Café LLC, a collaborative community for creative professionals. Prior to founding Jake’s Café LLC, Mr. Jacobson was the owner and chairman of Jacobson Rost, a Wisconsin-based marketing communications firm specializing in corporate branding, from 1981 to 2010. Before joining Jacobson Rost, Mr. Jacobson ran Ice Nine Corporation, a Minneapolis textile printing firm he founded in 1978. In addition to his business responsibilities, Mr. Jacobson served until 2010 on the Kohler Foundation’s Board of Directors. He has also been a brand specialist/speaker for The Executive Committee since 1995, focusing on teaching his brand methodology to businesses in the United States and Canada. Mr. Jacobson has also served as a director of US Sailing Center Sheboygan since 2009. We believe that Mr. Jacobson’s experiences in leadership positions at companies in the corporate communications and branding industry qualify him for service as a director of our company.

Class III Directors — Terms Expiring 2013

Neal R. Verfuerth, 52, has been a director since 1998 and our chief executive officer since 2005. From 1998 until July 2009, Mr. Verfuerth also served as our president, and from 2009 until August 25, 2010, he served as chairman of our board. He co-founded our company in 1996 and served until 1998 as our vice president. From 1993 to 1996, he was employed as director of sales/marketing and product development of Lights of America, Inc., a manufacturer and distributor of compact fluorescent lighting technology. Prior to that time, Mr. Verfuerth served as president of Energy 2000/Virtus Corp., a solar heating and energy efficient lighting business. Mr. Verfuerth has invented many of our products, principally our Compact Modular energy efficient lighting system, and other related energy control technologies used by our company. We believe that Mr. Verfuerth’s role as founder of our company and inventor of many of our products and his experience in leadership positions in the energy management industry qualify him for service as a director of our company.

James R. Kackley, 69, has been a director since 2005 and the non-executive chairman of our board since August 25, 2010, and served as our president and chief operating officer from July 2009 until May 2010. Mr. Kackley practiced as a public accountant for Arthur Andersen, LLP from 1963 to 1999. From 1974 to 1999, he was an audit partner for the firm. In addition, in 1998 and 1999, he served as chief financial officer for Andersen Worldwide. From June 1999 to May 2002, Mr. Kackley served as an adjunct professor at the Kellstadt School of Management at DePaul University. Mr. Kackley serves as a director, a member of the executive committee and the audit committee chairman of Herman Miller, Inc. From 2004 until 2010, Mr. Kackley served as a director and member of the management resources and compensation committee and audit committee of PepsiAmericas, Inc. prior to its sale, and from February 2007 to October 2007 he also served as a director and a member of the nominating and governance committee and the audit committee of Ryerson, Inc. prior to its sale. In December 2010, Mr. Kackley was elected to the board of directors of Perficient, Inc., a publicly-traded information technology consulting firm, where he serves as a member of the audit committee and nominating and governance committee. We believe that Mr. Kackley’s background as an accountant and chief financial officer, his public company audit committee service, his role as our president and chief operating officer and his experience in leadership positions in business qualify him for service as a director of our company.

Thomas N. Schueller, 68, was appointed to our board of directors in April 2010 and elected by shareholders at our 2010 annual meeting. From 2007 until his retirement in 2009, Mr. Schueller was chief credit officer and managing director of Lake Shore Wisconsin Corporation, a commercial banking enterprise headquartered in Sheboygan, Wisconsin. Prior to his position at Lake Shore Wisconsin Corporation, Mr. Schueller served as president and senior loan review officer of Community Bank and Trust of Sheboygan, a commercial bank headquartered in Sheboygan, Wisconsin, from 1990 to 2007. From 1970 to 1989, Mr. Schueller served in a variety of positions, including senior vice president and regional senior lender, for Citizens Bank and Trust in Sheboygan. We believe that Mr. Schueller’s career in the commercial finance industry and his experience in helping to finance many growth companies qualify him for service as a director of our company.

Executive Officers

Information with respect to our current executive officers is set forth below.

Name	Age	Position

Neal R. Verfuerth	52	Chief Executive Officer
Scott R. Jensen	44	Chief Financial Officer and Treasurer
Michael J. Potts	47	President and Chief Operating Officer
Richard Gaumer	58	Executive Vice President of Operations and Chief Accounting Officer
Stuart L. Ralsky	62	Senior Vice President of Human Resources
John H. Scribante	46	President, Orion Engineered Systems
Daniel J. Waibel	51	President, Orion Asset Management Division

The following biographies describe the business experience of our executive officers. (For biographies of Messrs. Verfuerth and Potts, see “Directors” above.)

Scott R. Jensen has been our Chief Financial Officer since June 3, 2011 and our Treasurer since July 2008. He also served as our Chief Accounting Officer from April 2011 until June 3, 2011, as our Chief Financial Officer from July 2008 until April 2011, as our Controller and Vice President of Corporate Finance from 2007 until 2008 and as our Director of Finance from 2004 to 2007. From 2002 to 2004, Mr. Jensen was the manager of financial planning and analysis at the Mirro Co. (a division of Newell Rubbermaid). Mr. Jensen is a certified public accountant.

Richard Gaumer became our Executive Vice President of Operations in February 2011 and our Chief Accounting Officer on June 3, 2011. Prior to joining Orion, Mr. Gaumer had been an independent consultant to our company since June 2010 and had served as a tenured professor of accounting and leadership at Lakeland College, a liberal arts college in Sheboygan, Wisconsin, since 1999. At Lakeland College, Mr. Gaumer oversaw technical research in the areas of Sarbanes-Oxley Act of 2002 compliance and Lean Accounting best practices. Mr. Gaumer also jointly served as an adjunct professor for the University of Wisconsin — Milwaukee and University of Wisconsin — Green Bay, teaching graduate-level courses on financial decision making. Prior to his positions in academia and as an independent consultant, Mr. Gaumer held various financial executive positions including Chief Financial Officer at Strategic Data Systems, a provider of information technology services, and Divisional Controller at Illinois Tool Works Inc., a multinational manufacturer of a diversified range of industrial products and equipment. He began his career at Kohler Co., a diversified manufacturer of plumbing products, furniture, engines and generators, with responsibilities in corporate taxation, internal controls and divisional controller. Mr. Gaumer is a licensed certified public accountant and certified fraud examiner.

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

John H. Scribante became President of our newly-formed Orion Engineered Systems Division in August 2009, after serving as our Senior Vice President of Business Development since 2007. Mr. Scribante served as our Vice President of Sales from 2004 until 2007. Prior to joining our company, Mr. Scribante co-founded and served as chief executive officer of Xe Energy, LLC, a distribution company that specialized in marketing energy reduction technologies, from 2003 to 2004. From 1996 to 2003, he co-founded and served as president of Innovize, LLC, a company that provided outsourcing services to mid-market manufacturing companies.

Daniel J. Waibel has been President of our Orion Asset Management Division since July 2008. Prior to being appointed President of the Orion Asset Management Division, Mr. Waibel had served as our Chief Financial Officer and Treasurer since 2001. Mr. Waibel has over 19 years of financial management experience, and is a certified public accountant and a certified management accountant. From 1998 to 2001, he was employed by Radius Capital Partners, LLC, a venture capital and business formation firm, as a principal and chief financial officer. From 1994 through 1998, Mr. Waibel was chief financial officer of Ryko Corporation, an independent recording music label. From 1992 to 1994, Mr. Waibel was controller and general manager of Chippewa Springs, Ltd., a premium beverage company. From 1990 to 1992, Mr. Waibel was director of internal audit for Musicland Stores Corporation, a music retailer. Mr. Waibel was employed by Arthur Andersen, LLP from 1982 to 1990 as an audit manager.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who beneficially own more than ten percent of our common stock, no par value per share (which we refer to as our “Common Stock”), to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) of our Common Stock with the Securities and Exchange Commission (which we refer to as the “SEC”). The SEC requires executive officers, directors and greater than ten percent shareholders to furnish us with copies of all these forms filed with the SEC.

To our knowledge, based solely upon our review of the copies of these forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that all of our executive officers and directors complied with their reporting obligations during fiscal 2011, except that a Form 4 reporting Mr. Altschaefl’s receipt of Common Stock on February 4, 2011 as part of his fiscal 2011 retainer was not filed within two business days.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, employees and officers, including our principal executive officer, our principal financial officer, our controller and persons performing similar functions. Our Code of Conduct is available on our web site at www.oesx.com. Future material amendments or waivers relating to the Code of Conduct will be disclosed on our web site referenced in this paragraph within four business days following the date of such amendment or waiver.

Shareholder Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Audit and Finance Committee

Our board of directors has established an audit and finance committee and has adopted a charter for the committee describing its responsibilities. The charter is available on our website at www.oesx.com.

Our audit and finance committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and is currently comprised of Messrs. Altschaefl, Quadracci, Schueller and Williamson, with Mr. Altschaefl acting as the chair. Each member of the audit and finance committee is an audit committee financial expert, as defined under rules of the Securities and Exchange Commission (which we refer to as the “SEC”) implementing Section 407 of the Sarbanes-Oxley Act of 2002 (which we refer to as the “Sarbanes-Oxley Act”). The principal responsibilities and functions of our audit and finance committee are to (i) oversee the reliability of our financial reporting, the effectiveness of our internal control over financial reporting, and the independence of our internal and external auditors and audit functions and (ii) oversee the capital structure of our company and assist our board of directors in assuring that appropriate capital is available for operations and strategic initiatives. In carrying out its accounting and financial reporting oversight responsibilities and functions, our audit and finance committee, among other things, oversees and interacts with our independent auditors regarding the auditors’ engagement and/or dismissal, duties, compensation, qualifications and performance; reviews and discusses with our independent auditors the scope of audits and our accounting principles, policies and practices; reviews and discusses our audited annual financial statements with our independent auditors and management; and reviews and approves or ratifies (if appropriate) related party transactions. Our audit and finance committee also is directly responsible for the appointment, compensation, retention and oversight of our independent auditors. Our audit and finance committee met eight times in fiscal 2011. Our audit and finance committee meets the requirements for independence under the current rules of the NYSE Amex and the SEC, as Messrs. Altschaefl, Quadracci, Schueller and Williamson are all independent directors for such purposes.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “NEOs,” during fiscal 2011 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for fiscal 2011. The NEOs are identified below in the table titled “Summary Compensation Table for Fiscal 2011.” In this compensation discussion and analysis, we also describe various actions regarding NEO compensation taken before or after fiscal 2011 when we believe it enhances the understanding of our executive compensation program.

Overview of Our Executive Compensation Philosophy and Design

We believe that a skilled, experienced and dedicated senior management team is essential to the future performance of our company and to building shareholder value. We have sought to establish competitive compensation programs that enable us to attract and retain executive officers with these qualities. The other objectives of our compensation programs for our executive officers are the following:

•	to motivate our executive officers to achieve strong financial performance, particularly increased revenue, profitability, free cash flow and shareholder value;

•	to attract and retain executive officers who we believe have the experience, temperament, talents and convictions to contribute significantly to our future success; and

•	to align the interests of our executive officers with the interests of our shareholders.

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

Our compensation committee also increased Mr. Potts’ annual base salary in August 2010 to reflect his increased duties and responsibilities as president and chief operating officer as described below.

In early fiscal 2012, our management team recommended, and our compensation committee approved, the following attributes for our executive compensation program for fiscal 2012:

•	Continue to freeze base salaries for fiscal 2012 at their respective fiscal 2011 levels (in most cases unchanged from fiscal 2009 levels), except for new hires, promotions and limited exceptions.

•	Pay no bonuses for fiscal 2011, despite increasing revenue by over 35% from fiscal 2010.

•	Substitute, in lieu of our existing annual cash bonus program and fiscal 2012 grants under our long-term equity incentive program, a new, comprehensive equity- and performance-based incentive compensation program, described below, which is designed to focus our management team and key employees on delivering substantial financial performance improvements in fiscal 2012 over fiscal 2011.

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

Setting Executive Compensation

Our board of directors, our compensation committee and our chief executive officer each play a role in setting the compensation of our NEOs. Our board of directors appoints the members of our compensation committee and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive compensation program. Our compensation committee consists of Messrs. Williamson (Chair) and Quadracci and Ms. Rich. Each member of our compensation committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” and a “non-employee director” for purposes of Rule 16b-3 under the Securities and Exchange Act of 1934, which we refer to as the “Exchange Act.”

Our compensation committee has primary responsibility for, among other things, determining our compensation philosophy, evaluating the performance of our executive officers, setting the compensation and other benefits of our executive officers, overseeing the company’s response to the outcome of the advisory votes of shareholders on executive compensation and administering our incentive compensation plans. Our chief executive officer makes recommendations to our compensation committee regarding the compensation of other executive officers and attends meetings of our compensation committee at which our compensation committee considers the compensation of other executives. Our compensation committee considers these recommendations, but has the final discretionary responsibility for determining the compensation of all of our executive officers.

In late fiscal 2010, our compensation committee engaged Towers Watson to provide the committee with Towers Watson’s market assessment, based on its published survey sources, of the base salary, total cash compensation and total direct compensation of our executive officers to assist the committee in determining fiscal 2011 compensation. Separately, our company engaged Towers Watson to conduct a market assessment of 40 of our employment positions (not including our NEOs) and provide our management team with comparative benchmarking compensation data for such positions based on its published survey sources with respect to base salary and total cash compensation.

Because of the general recessionary economic and industry conditions and their adverse impact on our fiscal 2010 financial performance and fiscal 2011 prospects, the compensation committee, with the concurrence and support of our chief executive officer, determined in the beginning of fiscal 2011 that it would (i) pay no annual bonuses for fiscal 2010; (ii) continue to freeze base salaries for fiscal 2011 at their respective fiscal 2010 levels (in most cases at fiscal 2009 levels), except for new hires and certain limited exceptions; (iii) implement a new fiscal 2011 annual cash bonus program with threshold corporate financial performance criteria requiring at least a 20% year over year increase in our revenue and a minimum of a $4 million operating profit; and (iv) grant long-term equity incentive awards to our NEOs at substantially lower levels than past practice.

Pursuant to its engagement by our compensation committee in determining fiscal 2011 compensation, Towers Watson provided the committee with certain benchmarking data for salaries, annual bonuses, long-term incentive compensation and total direct compensation. In compiling the benchmarking data, Towers Watson relied on the Towers Perrin 2009 Long-Term Incentive Survey, the Watson Wyatt 2009/2010 Top Management Compensation Survey and the Watson Wyatt 2009/2010 Middle Management Compensation Survey. To approximate our labor market, Towers Watson used market results corresponding to the participating companies in the surveys who are in the electrical equipment and supplies industry or, to the extent such results were not available for a position, results corresponding to participating companies in the durable goods manufacturing industry. Towers Watson used regression analysis to adjust the survey data to compensate for differences among the revenue sizes of the companies in the survey and our revenue size. In making its fiscal 2011 compensation decisions, however, our compensation committee did not receive or review, and was not aware of, the identities of the individual participating companies in the surveys on which Towers Watson relied, which information is proprietary and confidential to Towers Watson. Accordingly, our compensation committee did not have access to, or rely upon, the individual companies comprising such confidential and proprietary general market survey data in determining the compensation of our NEOs. Our compensation committee did not engage Towers Watson or any other compensation consultant in setting executive compensation levels or making decisions regarding executive compensation plans for fiscal 2012. The committee determined that it was not necessary to incur the expense of obtaining additional advice and guidance from an executive compensation consultant for fiscal year 2012 for the following reasons:

•	Towers Watson had undertaken extensive work on behalf of the committee in the preceding fiscal year relating to our executive compensation levels relative to our peer group and market trends.

•	The compensation committee believed, based on informal discussions with Towers Watson, that the relative market trends for executive compensation for our peer group, and for the market generally, had not significantly changed during fiscal 2011, and that our relative executive compensation levels remain well within the median range of our peer group.

•	The committee did not expect to change significantly the total base compensation levels for our executive officers for fiscal 2012. In particular, the committee expected to maintain executive base salary levels flat with prior years for the third year in a row and bonus opportunities were largely the same as provided in fiscal 2012 (unless we achieve exceptional performance).

The committee intends to revisit whether to engage a compensation consultant for fiscal 2012 depending upon market conditions and our company’s performance.

Elements of Executive Compensation

Our current executive compensation program for our NEOs consists of the following elements:

•	Base salary;

•	Incentive compensation (both annual and long-term); and

•	Retirement and other benefits.

Base Salary

We pay our NEOs a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. In fiscal 2011, as a result of the challenging economic and industry market conditions and their adverse impact on our fiscal 2010 financial results and fiscal 2011 prospects, our compensation committee continued the freeze on the base salaries of all of our NEOs (other than Mr. Potts). To reflect Mr. Potts’ increased duties and responsibilities as president and chief operating officer, our compensation committee increased his annual base salary from $225,000 to $275,000, which was consistent with the median of market salaries paid to similarly situated executives as determined by the committee as indicated in the benchmarking data previously provided to the committee by Towers Watson. Likewise, to reflect Mr. Scribante’s increased duties and responsibilities as a leader of an operating division of our company, our compensation committee increased his annual base salary from $225,000 to $275,000, which was consistent with the median of market salaries paid to similarly situated executives as determined by the committee as indicated in the benchmarking data previously provided to the committee by Towers Watson.

The fiscal 2011 annual base salaries for our NEOs were as follows:

Name and Current Position	Base Salary ($)

Neal R. Verfuerth	$460,000
Chief Executive Officer
Michael J. Potts	275,000
President and Chief Operating Officer(1)
John H. Scribante	275,000
President of Orion Engineered Systems
Daniel J. Waibel	225,000
President of Orion Asset Management Division
Scott R. Jensen(2)	200,000
Chief Financial Officer and Treasurer

(1)	Mr. Potts became our president and chief operating officer effective as of July 21, 2010.

(2)	Mr. Jensen’s base salary was increased to $225,000 for fiscal 2012 in connection with his resumption of the role of our chief financial officer in June 2011.

In early fiscal 2012, management recommended, and our compensation committee approved, again freezing the base salaries of our NEOs for fiscal 2012 at fiscal 2011 levels (unchanged from fiscal 2009 levels, except for certain new hires, promotions and other limited exceptions) due to our desire to place greater emphasis on incentive and pay-for-performance compensation as described further below. Accordingly, the salaries shown in the table above are our NEOs’ salaries for fiscal 2012 as well, except that the fiscal 2012 base salary of Mr. Jensen, who resumed the role of our chief financial officer in June 2011, will be $225,000, which was consistent with the median of market salaries paid to similarly situated executives as determined by the committee as indicated in the benchmarking data previously provided to the committee by Towers Watson.

Incentive Compensation

Incentive Compensation for Fiscal 2011

Our incentive compensation programs for our NEOs for fiscal 2011 consisted of annual incentive cash bonus opportunities and long-term incentive compensation opportunities in the form of a time-vested non-qualified stock option grant.

Annual Cash Incentive Opportunity for Fiscal 2011

In fiscal 2011, we structured our annual cash bonus program to provide incentives to executives based on a broad combination of factors, including our corporate financial performance and the executive’s individual performance. Under the program, in which all of our active, full-time employees (including our NEOs) participated, bonuses were to be paid out of a bonus pool established primarily on the basis of our achievement of significantly increased revenue from fiscal 2010, as well as achieving significant operating income. Our management and compensation committee selected increased revenue as the primary performance measure for the bonus pool because they viewed revenue as the most critical element to increasing the value of our Common Stock and, therefore, to our company’s enterprise value.

For the bonus pool to be established, two threshold requirements were required to be met: our total revenues for fiscal 2011 must have increased by at least 20% over our fiscal 2010 level (i.e., from $65.4 million in fiscal 2010 to at least $78.5 million), and our operating income for fiscal 2011 must have exceeded $4 million. If we achieved both of these threshold levels, a bonus pool would have been established in an amount equal to 4% of the amount of our total revenue increase in fiscal 2011 over 2010. The bonus pool would have been adjusted by a percentage equal to the percentage improvement or decline in our revenue per employee in fiscal 2011 compared to fiscal 2010. Our management and compensation committee included this element to emphasize the goal of improved efficiency of our employee base. The fiscal 2011 pool would also have been reduced by all significant quantifiable mistakes made by any employees as tracked and reported by our management team and our chief executive officer and as related to, and approved by, our compensation committee.

Although we achieved our fiscal 2011 revenue target by reporting fiscal 2011 revenue of $92.5 million (an increase of approximately 37% over fiscal 2010 revenues), our fiscal 2011 operating income of almost $2.4 million was below the $4 million operating income threshold target. As a result, no bonuses were awarded for fiscal 2011.

The amount of individual bonus payouts under the fiscal 2011 bonus program, if the pool had been established, would have been based 80% on company-wide performance and 20% on personal performance for all employees except our two business unit leaders, Mr. Scribante and Daniel J. Waibel. For Messrs. Scribante and Waibel, the amount of their bonuses would have been based 40% on company-wide performance, 40% on their respective business unit performance and 20% on personal performance. The amount of the portion of the business unit performance for Messrs. Scribante and Waibel and the individual bonus payouts based personal performance for all participants was to be determined by our management with respect to all employees other than our CEO and, for our CEO, by our compensation committee, in their respective subjective judgment. No performance objectives were pre-determined for purposes of determining the amounts of the business unit performance for Messrs. Scribante and Waibel or the individual bonuses.

Our management and our compensation committee allocated the fiscal 2011 bonus program pool among our employees by employment and/or position category. Our NEOs’ targeted bonus payment amounts, if we had achieved a total revenue target of $78.5 million and operating income of at least $4 million (and all business unit and individual performance satisfy their targets), were as follows:

Target
Fiscal 2011 Bonus
Name and Current Position	Amount

Neal R. Verfuerth	$88,627
Chief Executive Officer
Michael J. Potts	18,916
President and Chief Operating Officer(1)
John H. Scribante	43,350
President of Orion Engineered Systems
Daniel J. Waibel	43,350
President of Orion Asset Management Division
Scott R. Jensen	16,814
Chief Financial Officer and Treasurer

(1)	Mr. Potts became our president and chief operating officer effective as of July 21, 2010.

Long-Term Equity Incentive Compensation in Fiscal 2011

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

Our compensation committee generally awards long-term equity incentives to our executives on an annual basis at the beginning of each fiscal year. We also grant some stock options under our informal program of providing small amounts of options to new employees celebrating their first anniversary of employment and some based on our chief executive officer’s discretion (for new recruits, new job responsibilities, exceptional performance, etc.). From time to time, our compensation committee also makes special option grants. We have historically granted long-term equity incentive awards solely in the form of options to purchase shares of our Common Stock, which are initially subject to forfeiture if the executive’s employment terminates for any reason. The options generally vest and become exercisable ratably over five years, contingent on the executive’s continued employment. In the past, we granted both incentive stock options and non-qualified stock options to our NEOs; however, beginning in fiscal 2009, our compensation committee decided to grant only non-qualified stock options to our NEOs and all other employees because of the related tax benefits of non-qualified stock options to our company. In fiscal 2011, we converted almost all of our then-outstanding incentive stock options to non-qualified stock options with the consent of the affected option holders to reduce our effective tax rate and the effective tax rate volatility we have historically experienced at nominal pre-tax earnings levels. We historically have used time-vesting stock options as our sole source of long-term equity incentive compensation to our NEOs because we believed that (i) stock options help to align the interests of our NEOs with the interests of our shareholders by linking their compensation with the increase in value of our Common Stock over time; (ii) stock options conserve our cash resources for use in our business; and (iii) vesting requirements on our stock options provide our NEOs with incentive to continue their employment with us which, in turn, provides us with retention benefits and greater stability.

Our compensation committee has attempted to base a significant portion of the total direct compensation payable to our executives on the creation of shareholder value in order to link executive pay to increased shareholder value, and also to reward executives for increasing shareholder value. Our compensation committee also believes that this emphasis on long-term equity-based incentive compensation may help facilitate executive retention and loyalty and motivate our executives to achieve strong financial performance.

In May 2010, our management proposed, and our compensation committee approved, a long-term incentive award program for fiscal 2011. In order to promote key employee retention, give executives “skin in the game” and reward continuous strong corporate performance, our management recommended, and our compensation committee approved, the establishment of a pool of stock options covering 2% of our then outstanding shares, or 470,000 shares, for key employees. We allocated these option grants by category of employee and/or position, with a total of 183,333 option shares granted to so-called “rainmakers,” including, among the NEOs, Messrs. Verfuerth and Scribante, and a total of 36,667 option shares granted to other executives, a group that included Messrs. Potts and Jensen, and a total of 250,000 option shares available for award to other key employees.

The individual awards within each category and/or position of employee were allocated proportionately according to base salary within the applicable group. As a result of this apportionment, the fiscal 2011 option awards to our NEOs in May 2010 were as follows:

Fiscal 2011 Option Grant
Name and Current Position	Fair Value ($)/Shares (#)

Neal R. Verfuerth	$77,307/34,207
Chief Executive Officer
Michael J. Potts	$26,261/11,620
President and Chief Operating Officer(1)
John H. Scribante	$37,813/16,731
President of Orion Engineered Systems
Daniel J. Waibel	$37,813/16,731
President of Orion Asset Management Division
Scott R. Jensen	$23,343/10,329
Chief Financial Officer and Treasurer

(1)	Mr. Potts became our president and chief operating officer effective as of July 21, 2010.

The number of shares resulting from the dollar amount of the option grants set forth in the table above are based on a fiscal 2010 fair value of $2.26 per option share. The options were granted with an effective date of the third business day after our fiscal 2010 earnings release with an exercise price equal to the closing price of a share of our Common Stock on such date.

Incentive Compensation Opportunities for Fiscal 2012

Early in fiscal 2012, our management proposed, and our compensation committee approved, a new, comprehensive incentive and pay-for-performance compensation program with three basic elements:

•	A grant of stock options, which we refer to as “accelerated vesting” stock options, the vesting of which is tied directly to our achievement of significant improvements in three financial metrics in fiscal 2012: total revenues, net income, and free cash flow (calculated as described below).

•	An annual incentive award payable after the end of fiscal 2012 in a grant of stock options, which we refer to as “immediately vested” stock options, the relative size of which is also tied directly to our achievement of significant improvements in total revenues, net income, and free cash flow in fiscal 2012.

•	A potential cash incentive award for extraordinary performance during fiscal 2012 (performance at a 120% or greater level as measured by each of the three specified financial metric targets in fiscal 2012).

Each of these elements is discussed and analyzed further below. The target levels for the three financial metrics for fiscal 2012 were tied directly to our fiscal 2012 budget as approved by our board of directors:

•	Fiscal 2012 revenues of $115.0 million, determined pursuant to generally accepted accounting principles (“GAAP”).

•	Fiscal 2012 net income of $4.9 million, determined pursuant to GAAP, but excluding the impact of material gains or losses that are non-cash in nature (as determined by our compensation committee).

•	Fiscal 2012 free cash flow of $4.9 million, calculated as operating cash flow as determined pursuant to GAAP, less traditional capital expenditures and OTA capital expenditures (in each case, as determined by our compensation committee).

The financial targets described above are not a prediction of how we will perform during fiscal year 2012. The purpose of the targets is to provide appropriate financial metrics to determine amounts of compensation under our incentive compensation program. The targets are not intended to serve, and should not be relied upon, as guidance or any other indication of our expected future performance.

The new program will encompass all of our key employees, including our NEOs, but the following discussion will focus on our NEOs as required by the rules of the Securities and Exchange Commission.

Accelerated Vesting Stock Options

We granted the accelerated vesting stock options in May 2011 under our 2004 Stock and Incentive Awards to provide an opportunity for our NEOs to earn long-term equity incentive awards based on our financial performance for fiscal 2012. The stock options were granted on the third business day following our public release of our fiscal 2011 results at an exercise price per share of $4.19, which was the closing sale price of our Common Stock on that date. The stock options will only vest, however, if the optionee remains employed and we are successful in achieving at least 100% of the target levels for each of our three financial metric targets for fiscal 2012, and if our stock price equals or exceeds $5.00 per share for at least 20 trading days during any 90-day period during the option’s ten-year term. Our compensation committee believes that these awards serve to enhance the alignment of the interests of our NEOs and the interests of our shareholders and provide our NEOs with incentives to remain in our employment.

The number of accelerated vesting option shares to be granted to each of our NEOs was determined by dividing the expected grant date fair value of the options by the product of the NEO’s target bonus under last fiscal year’s bonus program (expressed as a percentage of base salary) and the NEO’s current base salary.

Our compensation committee determined to substitute the accelerated stock option grants in fiscal 2012 for our normal practice of granting cash bonus opportunities as a way to minimize potential dilution to our earnings per share while enhancing pay-for-performance by incentivizing management to deliver significant performance in all three targeted financial metrics for fiscal 2012 and, as a result, expected increased shareholder value.

The number of accelerated vesting stock options granted to our NEOs was as follows:

Fiscal 2012 Accelerated Vesting Option Grants

Number of Shares Subject to Option

Neal Verfuerth	36,166
Mike Potts	21,621
John Scribante	21,621
Dan Waibel	17,690
Scott Jensen	15,724

Immediately Vested Stock Options and Extraordinary Performance Cash Bonus Opportunities

Our compensation committee also determined to grant to participants in our fiscal 2012 incentive program, including our NEOs, an incentive award, the amount of which is contingent upon our fiscal 2012 financial performance as measured against our target fiscal 2012 GAAP revenue, target fiscal 2012 GAAP net income and target fiscal 2012 free cash flows, and which is payable in the form of stock options and, if we achieve extraordinary performance, additional cash bonuses.

If our performance with respect to any of the three financial metrics is under 100% of target, no immediately vested stock options or cash bonuses will be granted to our NEOs in May 2012 under our fiscal 2012 incentive program. If our performance with respect to all three of the financial metrics is 100% or greater, then a pool of options to purchase 684,600 shares of our Common Stock will be created. If our performance with respect to all three of the financial metrics is 120% or greater, then, in addition to the option pool, a cash bonus pool of $806,667 will be created.

Our compensation committee determined that these pools will be allocated according to the recommendations of our chief executive officer with respect to all named executive officers and other senior executives (other than our chief executive officer), subject to review and concurrence by the compensation committee. The committee will determine the allocation of a portion of the option and cash bonus pools to our chief executive officer. With respect to all other employees, our chief executive officer will coordinate with the applicable senior officers and other managers to determine an appropriate allocation of options and/or cash bonuses to individual subordinate employees based on such employees’ relative performance and contributions to the relative success of our company. We intend to undertake a training program to further educate the senior officers and managers on the basis upon which to best assess their subordinate employees to determine appropriate allocations of the option and cash bonus pools.

Any options granted from the option pool will be immediately fully vested, will be granted with an effective grant date on the third business day following our release of our fiscal 2012 results and will have an exercise price equal to the closing sale price of our Common Stock on the grant date. Our compensation committee determined the size of the option and bonus pools based on our management’s and compensation committee’s views, in their subjective judgment, of an acceptable impact on our earnings per share if we achieved 100% and 120%, respectively, or more of each of our three specified financial metric targets in fiscal 2012.

Retirement and Other Benefits

Welfare and Retirement Benefits.  As part of a competitive compensation package, we sponsor a welfare benefit plan that offers health, life and disability insurance coverage to participating employees. We also sponsor an employee stock purchase plan under which our employees may purchase shares of our Common Stock. In addition, to help our employees prepare for retirement, we sponsor the Orion Energy Systems, Inc. 401(k) Plan and match employee contributions at a rate of 3% of the first $5,000 of an employee’s contributions (i.e., capped at $150). Our NEOs participate in the broad-based welfare plans, our employee stock purchase plan and the 401(k) Plan on the same basis as our other employees, except that they are not eligible for the loan program under the employee stock purchase plan. We also provide enhanced life and disability insurance benefits for our NEOs. Under our enhanced life insurance benefit, we pay the full cost of premiums for life insurance policies for our NEOs. The amounts of the premiums are reflected in the Summary Compensation Table below. Our enhanced disability insurance benefit includes a higher maximum benefit level than under our broad-based plan, cost of living adjustments and a portability feature.

Perquisites and Other Personal Benefits.  We provide perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable our executives to perform their duties and to enable us to attract and retain employees for key positions. We provide Messrs. Verfuerth, Potts and Waibel with a car allowance of $1,000 per month. Mr. Scribante participates in a program for our sales group under which we provide mileage reimbursement for business travel. We lease a corporate aircraft that we use primarily to transport customers to and from our facilities in Manitowoc and for business travel by our executive officers and certain other employees. Use of the corporate aircraft avoids some of the time inefficiencies associated with commercial travel, particularly given that our headquarters is not located in proximity to any major airports, and allows business to be conducted efficiently and securely during flights. During fiscal 2011, on a limited basis, we also permitted certain of our NEOs to use the aircraft for personal travel. We provided this limited benefit to enhance their ability to conduct business during personal travel, to increase their safety and security and to lessen the amount of time they must allocate to travel and away from company business.

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

Tax Considerations.  In setting compensation for our NEOs, our compensation committee considers the deductibility of compensation under the Code. Section 162(m) of the Code prohibits us from taking a tax deduction for compensation in excess of $1.0 million that is paid to our chief executive officer and our NEOs, excluding our chief financial officer, and that is not considered “performance-based” compensation under Section 162(m). However, certain transition rules of Section 162(m) have permitted us to treat as performance-based compensation that is not subject to the $1.0 million cap on the following: (i) the compensation resulting from the exercise of stock options that we granted prior to our initial public offering; (ii) the compensation payable under bonus arrangements that were in place prior to our initial public offering; and (iii) compensation resulting from the exercise of stock options, or the vesting of restricted stock, that we may grant during the period that began after the closing of our initial public offering and generally ends on the date of this year’s annual shareholders meeting. Our 2004 Stock and Incentive Awards Plan provides for the grant of performance-based compensation under Section 162(m), and we are seeking shareholder approval of the Plan at this year’s annual meeting to enable us to qualify awards granted under the Plan to be considered performance-based compensation for purposes of Section 162(m). Our compensation committee may, however, approve compensation that will not meet the requirements of Section 162(m) in order to ensure competitive levels of total compensation for our executive officers.

In past years, we granted incentive stock options to our NEOs under our equity-based plans. We have also granted non-qualified stock options under our equity-based plans. Because our company does not receive an income tax deduction with respect to incentive stock options unless there is a disqualifying disposition of the stock acquired under the option, our compensation committee decided in fiscal 2009 to discontinue the grant of incentive stock options to our NEOs and other employees. We also converted almost all of our outstanding incentive stock options to nonqualified stock options in fiscal 2011.

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

Compensation Committee Report

Our compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” contained in this Form 10-K with management. Based on our compensation committee’s review and discussions with management, our compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Mark A. Williamson, Chair
Tryg C. Jacobson
Thomas A. Quadracci
Elizabeth Gamsky Rich

Summary Compensation Table for Fiscal 2011

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

					Non-Equity
				Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Compensation	Compensation		Total
Name and Current Principal Position	Year	($)	($)	($)(1)	($)	($)		($)

Neal R. Verfuerth	2011	$460,000	—	$67,467	—	$68,655	(2)	$596,122
Chief Executive Officer	2010	460,000	—	75,991	—	59,943		595,934
	2009	460,000	—	340,041	—	101,028		901,069
Scott R. Jensen	2011	200,000	—	20,372	—	144	(4)	220,516
Chief Financial	2010	173,750	—	336,464	—	144		510,358
Officer and Treasurer(3)	2009	150,417	—	51,522	—	144		202,083
Michael J. Potts	2011	260,016	—	22,918	—	16,530	(6)	299,465
President and Chief	2010	225,000	—	25,331	—	16,194		266,525
Operating Officer(5)
John H. Scribante	2011	254,437	—	32,999	—	7,673	(7)	295,109
President of Orion	2010	225,000	—	482,831	—	—		707,831
Engineered Systems	2009	225,000	—	66,977	—	—		291,977
Daniel J. Waibel	2011	225,000	—	32,999	—	13,392	(8)	271,391
President of Orion Asset	2010	225,000	—	—	—	12,960		237,960
Management Division	2009	225,000	—	37,222	—	13,055		275,277

(1)	Represents the grant date fair value calculated pursuant to ASC Topic 718 for the indicated fiscal year. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements for our fiscal year ended March 31, 2011.

(2)	Includes (i) an automobile allowance of $12,000; (ii) $27,462 in life insurance premiums; and (iii) personal use of leased corporate aircraft with an aggregate incremental cost of $29,193. The aggregate incremental cost of the aircraft was calculated as follows: the actual per mileage cost for fiscal 2011 multiplied by the personal miles flown during fiscal 2011.

(3)	Mr. Jensen became our chief accounting officer and treasurer effective as of April 1, 2011. Previously, Mr. Jensen had served as our chief financial officer since July 2008.

(4)	401(k) matching contribution.

(5)	Mr. Potts became our president and chief operating officer effective as of July 21, 2010.

(6)	Includes an automobile allowance of $12,000 and $4,530 in life insurance premiums;.

(7)	Includes personal use of leased corporate aircraft of $7,673.

(8)	Includes (i) an automobile allowance of $12,000; (ii) $1,242 in life insurance premiums; and 401(k) matching contribution of $150.

Grants of Plan-Based Awards for Fiscal 2011

As described above in the Compensation Discussion and Analysis, under our 2004 Stock and Incentive Awards Plan and employment agreements with certain of our NEOs, we granted stock options and non-equity incentive awards (i.e., cash bonuses) to certain of our NEOs in fiscal 2011. The following table sets forth information regarding all such stock options and awards.

									All Other
									Option		Grant
									Awards:		Date
			Estimated Future Payouts Under			Estimated Future Payouts			Number of	Exercise	Fair
			Non-Equity Incentive Plan			Under Equity Incentive			Securities	Price of	Value of
		Date of	Awards(1)			Plan Awards			Underlying	Option	Option
	Grant	Committee	Threshold	Target	Max	Threshold	Target	Max	Options	Awards	Awards
Name	Date	Action	($)	($)	($)	(#)	(#)	(#)	(#)(2)	($/Sh)(3)	($)(4)

Neal R. Verfuerth	5/18/10	5/12/10	—	88,627	2,000,000				34,207	3.46	67,467
Scott R. Jensen	5/18/10	5/12/10	—	16,814	2,000,000				10,329	3.46	20,372
Michael J. Potts	5/18/10	5/12/10	—	18,916	2,000,000				11,620	3.46	22,918
John H. Scribante	5/18/10	5/12/10	—	43,350	2,000,000				16,731	3.46	32,999
Daniel J. Waibel	5/18/10	5/12/10	—	18,916	2,000,000				16,731	3.46	32,999

(1)	Amounts in the three columns below represent possible payments for the cash bonus incentive compensation awards that we granted with respect to the performance period of fiscal 2011. No cash bonuses were paid for fiscal 2011. See “Elements of Compensation — Annual Cash Bonus Incentive Compensation” above for a discussion.

(2)	We granted the stock options listed in this column under our 2004 Stock and Incentive Awards Plan in fiscal 2011.

(3)	The exercise price per share is equal to closing market price of a share of our Common Stock on the grant date.

(4)	Represents the grant date fair value of the stock options computed in accordance with ASC Topic 718.

Outstanding Equity Awards at Fiscal 2011 Year End

The following table sets out information on outstanding stock option awards held by our NEOs at the end of our fiscal 2011 on March 31, 2011, including the number of shares underlying both exercisable and unexercisable portions of each stock option, as well as the exercise price and expiration date of each outstanding option.

	Option Awards
	Number of	Number of
	Shares	Shares
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date

Neal R. Verfuerth	—	34,207	(1)	3.46	05/18/2020
	7,055	28,221	(2)	3.78	05/19/2019
	43,564	65,347	(3)	5.35	08/08/2018
	154,546	50,000	(4)	2.20	12/20/2016
	180,958	—		4.49	07/27/2011
Scott R. Jensen	—	10,329	(5)	3.46	05/18/2020
	20,000	80,000	(6)	5.44	02/05/2020
	2,351	9,408	(7)	3.78	05/19/2019
	6,600	9,902	(8)	5.35	08/08/2018
	20,000	5,000	(9)	2.20	03/01/2017
	7,000	—		2.25	08/30/2014
Michael J. Potts	—	11,620	(10)	3.46	05/18/2020
	2,351	9,408	(11)	3.78	05/19/2019
	8,580	12,872	(12)	5.35	08/08/2018
	30,000	15,000	(13)	2.20	12/20/2016
John H. Scribante	—	16,731	(14)	3.46	05/18/2020
	100,000	150,000	(15)	3.01	09/01/2019
	2,351	9,408	(16)	3.78	05/19/2019
	8,580	12,872	(17)	5.35	08/08/2018
	40,000	—		2.50	06/02/2016
	25,000	—		2.25	07/31/2014
Daniel J. Waibel	—	16,731	(18)	3.46	05/18/2020
	10,560	15,843	(19)	5.35	08/08/2018
	80,000	20,000	(20)	2.20	12/20/2016

(1)	This option vested with respect to 20% of the option shares on May 18, 2011, and will vest in 20% increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.

(2)	The option vested with respect to 7,055 shares on May 19, 2011 and will vest with respect to 7,055 shares on May 19 of each of 2012 and 2013 and with respect to 7,056 shares on May 19, 2014, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.

(3)	The option will vest with respect to 21,782 shares on August 8 of each of 2011 and 2012 and with respect to 21,783 shares on August 8, 2013, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.

(4)	The option will vest with respect to 50,000 shares on December 20, 2011, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.

(5)	This option vested with respect to 20% of the option shares on May 18, 2011 and will vest in 20% increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

(6)	The option will vest with respect to 20,000 shares on February 5 of each of 2012, 2013, 2014 and 2015, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

(7)	The option vested with respect to 2,352 shares on May 19, 2011 and will vest with respect to 2,352 shares on May 19 of each of 2012, 2013 and 2014, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

(8)	The option will vest with respect to 3,300 shares on August 8, 2011 and will vest with respect to 3,301 shares on August 8 of each of 2012 and 2013, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

(9)	The option will vest with respect to 5,000 shares on March 1, 2012, contingent on Mr. Jensen’s continued employment through the applicable vesting date.

(10)	This option vested with respect to 20% of the option shares on May 18, 2011 and will vest in 20% increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Potts’ continued employment through the applicable vesting date.

(11)	The option vested with respect to 2,352 shares on May 19, 2011 and will vest with respect to 2,352 shares on May 19 of each of 2012, 2013 and 2014, contingent on Mr. Potts’ continued employment through the applicable vesting date.

(12)	The option will vest with respect to 4,290 shares on August 8, 2011 and will vest with respect to 4,291 shares on August 8 of each of 2012 and 2013, contingent on Mr. Potts’ continued employment through the applicable vesting date.

(13)	The option will vest with respect to 15,000 shares on December 20, 2011, contingent on Mr. Potts’ continued employment through the applicable vesting date.

(14)	This option vested with respect to 20% of the option shares on May 18, 2011 and will vest in 20% increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(15)	The option will vest in 50,000 share increments when our Common Stock’s average closing price over five consecutive trading days equals or exceeds $6.00, $7.00 and $8.00 per share, respectively, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(16)	The option vested with respect to 2,352 shares on May 19, 2011 and will vest with respect to 2,352 shares on May 19 of each of 2012, 2013 and 2014, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(17)	The option will vest with respect to 4,290 shares on August 8, 2011, and with respect to 4,291 shares on August 8 of each of 2012 and 2013, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(18)	This option vested with respect to 20% of the option shares on May 18, 2011 and will vest in 20% increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Waibel’s continued employment through the applicable vesting date.

(19)	The option will vest with respect to 5,281 shares on August 8 of each of 2011, 2012 and 2013, contingent on Mr. Waibel’s continued employment through the applicable vesting date.

(20)	The option will vest with respect to 20,000 shares on December 20, 2011, contingent on Mr. Waibel’s continued employment through the applicable vesting date.

Option Exercises for Fiscal 2011

The following table sets forth information regarding the exercise of stock options that occurred during fiscal 2011 on an aggregated basis for each of our NEOs.

	Option Awards
	Number of Shares
	Acquired on	Value Realized
	Exercise	on Exercise
Name	(#)	($)(1)

Neal R. Verfuerth	20,000	19,200
Scott R. Jensen	1,000	2,500
Michael J. Potts	30,000	1,200
John H. Scribante	—	—
Daniel J. Waibel	—	—

(1)	Represents the difference, if any, between the closing sale price of a share of our Common Stock on the date of exercise of the shares purchased and the aggregate exercise price per share paid by the executive.

Payments Upon Termination or Change of Control

Employment Agreements

Under the employment agreements we currently have with each of our NEOs other than Mr. Waibel, our NEOs are entitled to certain severance payments and other benefits upon a qualifying employment termination, including certain enhanced protections under such circumstances occurring after a change in control of our company. If the executive’s employment is terminated without “cause” or for “good reason” prior to the end of the employment period, the executive will be entitled to a lump sum severance benefit equal to a multiple (indicated in the table below) of the sum of his base salary plus the average of the prior three years’ bonuses; a pro rata bonus for the year of the termination; and COBRA premiums at the active employee rate for the duration of the executive’s COBRA continuation coverage period. To receive these benefits, the executive must execute and deliver to us (and not revoke) a general release of claims.

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

Payments Upon Termination

The following table summarizes the estimated value of payments and other benefits to which our NEOs would have been entitled under the employment agreements and equity plans described above upon certain terminations of employment, assuming, solely for purposes of such calculations, that (i) the triggering event or events occurred on March 31, 2011 and (ii) in the case of a change of control, the vesting of all stock options held by our NEOs was accelerated.

			Without
		Without	Cause or for
		Cause or for Good	Good Reason in Connection
Name	Benefit	Reason ($)	With a Change of Control ($)

Neal R. Verfuerth	Severance	1,114,667	1,672,000
	Pro Rata Target Bonus	88,627	88,627
	Benefits	13,908	13,908
	Acceleration of Options	—	119,178
	Excise Tax Cut-Back	—	—
	Total	1,217,202	1,893,713
Scott R. Jensen	Severance	116,667	233,333
	Pro Rata Target Bonus	16,814	16,814
	Benefits	21,251	21,251
	Acceleration of Options	—	17,638
	Excise Tax Cut-Back	—	—
	Total	154,732	289,036
Michael J. Potts	Severance	296,667	593,333
	Pro Rata Target Bonus	18,916	18,916
	Benefits	21,251	21,251
	Acceleration of Options	—	36,788
	Excise Tax Cut-Back	—	—
	Total	336,834	670,288
John H. Scribante	Severance	147,500	295,000
	Pro Rata Target Bonus	43,350	43,350
	Benefits	—	—
	Acceleration of Options	—	166,653
	Excise Tax Cut-Back	—	—
	Total	190,850	505,000
Daniel J. Waibel	Severance	—	—
	Pro Rata Target Bonus	—	—
	Benefits	—	—
	Acceleration of Options	—	46,505
	Excise Tax Cut-Back	—	—
	Total	—	46,505
Total		1,899,616	3,404,544

Payments Upon Change of Control (No Termination)

If a change of control had occurred at the end of our fiscal 2011 on March 31, 2011, and our compensation committee had accelerated the vesting of all of the unvested stock options then held by our NEOs and cashed them out for a payment equal to the product of (i) the number of shares underlying such options and (ii) the excess, if any, of the closing price per share of our Common Stock on such date and the exercise price per share of such options, our NEOs would have received approximately the following benefits:

	Number of Unvested Option
	Shares Accelerated and Cashed Out
Name	(#)	Value Realized ($)

Neal R. Verfuerth	177,775	$119,178
Scott R. Jensen	114,639	17,638
Michael J. Potts	48,900	36,788
John H. Scribante	176,139	166,653
Daniel J. Waibel	52,574	46,505

RISK ASSESSMENT OF OUR COMPENSATION POLICIES AND PRACTICES

We believe that we have designed a balanced approach to our compensation programs that rewards both our NEOs and our other key employees for achieving our annual and longer-term strategic objectives and financial and business performance goals that we believe will help us achieve sustained growth and success over the long term. We believe that our compensation committee has structured our total executive compensation to ensure that there is a focus on incentivizing and rewarding both near-term financial performance and sustained long-term shareholder appreciation. While it is possible that the pursuit of our strategic objectives and our annual financial performance targets that determine our annual bonus payouts may lead to employee behavior that may increase certain risks to our company, we believe that we have designed our compensation programs to help mitigate against such concerns and to help ensure that our compensation practices and decisions are consistent with our strategic business plan and our enterprise risk profile.

At its meeting in June 2011, our compensation committee conducted a review of our compensation policies and practices to assess whether any risks arising from such policies and practices are reasonably likely to materially adversely affect our company. In this regard, our compensation committee took the following actions:

•	Identified our material compensation arrangements and categorized them according to the levels of potential risk-taking behaviors that our compensation committee believes they may encourage.

•	Met with our chief financial officer to develop a better understanding of our enterprise risk profile and the material risks, including reputational risk and those described under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, that we face and the relationship of our compensation policies and practices to those identified enterprise-related risks.

•	Evaluated the levels of potential risk-taking that may be encouraged by each material compensation arrangement to determine whether it is appropriate in the context of our overall compensation arrangements, our objectives for our compensation arrangements, our strategic goals and objectives and our enterprise risk profile.

•	Identified and evaluated the likely effectiveness of the risk-mitigation attributes contained in our compensation policies and practices, as set forth below.

As part of its review of our compensation policies and practices, our compensation committee identified the following attributes that it believes help to mitigate against the potential for excessive or unnecessary risks to be realized by our company as a result of our compensation policies and practices:

•	We believe that we have set base salaries at a sufficient level to discourage excessive or unnecessary risk taking. We believe that base salary, as a non-variable element of compensation, helps to moderate the incentives to incur risk in the pursuit of increased financial performance metrics that are directly tied to the payment of variable elements of compensation. To perform its moderating function, we believe that base salary should make up a substantial portion of target total compensation. Our NEOs’ fiscal 2011 base salaries were, on average, more than 75% of their fiscal 2011 total actual compensation. Although we do not expect base salaries to continue to comprise such a significant portion of total actual compensation, we intend for base salary to make up a substantial portion of target total compensation in future years. We also did not increase base salaries for executives in either fiscal 2011 or fiscal 2012 pending significantly improved operating results.

•	Our incentive compensation goals are directly tied to and support our strategic business plan and are based upon annual operating budget levels that are reviewed and approved by our board of directors and that we believe are attainable at their targeted levels without the need to (i) take excessive or unnecessary risks; (ii) take actions that would violate our Code of Conduct; or (iii) make material changes to our long-term business strategy or our methods of management or operation.

•	Our fiscal 2012 incentive compensation program includes an overall limit on the number of option shares that may be granted and caps the amount of the cash bonus opportunity.

•	We use three different corporate financial performance metrics, revenue, net income and free cash flow, under our fiscal 2012 incentive compensation program, as well as the price of our common stock, to determine the total amount of our incentive compensation awards to our named executive officers and certain other management-level employees. We believe that using different financial metrics helps to mitigate excessive or unnecessary risk taking and the motivation to focus on achieving any single financial performance measure that is directly tied to the amount of our incentive compensation awards.

•	Almost all of our incentive compensation awards for fiscal 2012 (other than the cash bonus opportunity for extraordinary performance) are equity-based so that employees who receive these equity-based awards may only realize value through the sustained long-term appreciation of our shareholder value. We also believe that the overall size of the potential incentive compensation program is moderate and is spread over a broad group of employees.

•	We have implemented stock ownership guidelines for all of our executive officers, which we believe help to focus them on long-term stock price appreciation and sustainability.

•	We have adopted a “clawback” policy as an additional risk mitigation provision. Our clawback policy calls on our board of directors to require reimbursement from any officer of an amount equal to the amount of any overpayment or overrealization of any incentive compensation paid to, or realized by, the officer if:

•	The payment or vesting of incentive compensation was predicated upon the achievement of certain company financial or operating results with respect to the applicable performance period that were subsequently the subject of a material financial statement restatement (other than a restatement due to subsequent changes in generally accepted accounting principles, policies or practices) that adversely affects our prior announced or stated financial results, financial condition or cash flows;

•	In our board’s view, the recipient engaged in misconduct that caused, partially caused or otherwise contributed to the need for the financial statement restatement; and

•	Vesting would not have occurred, or no payment or a lower payment would have been made to the recipient, based upon our restated financial results, financial condition or cash flow.

As a result of this review, which our compensation committee intends to continue to conduct annually, our compensation committee did not believe that our compensation policies and practices encourage excessive or unnecessary risk-taking in light of our strategic plan, business objectives and our enterprise risk profile. Accordingly, our compensation committee did not implement any material changes in response to this review.

Director Compensation

We offer the following compensation program for our non-employee directors: (a) an annual retainer of $40,000, payable in cash or shares of our Common Stock at the election of the recipient; (b) an annual stock option grant, vesting ratably over three years, with a grant date fair value of $45,000; (c) an annual retainer of $15,000 for each of the independent chairman of our board of directors, the independent lead director and the chairman of the audit and finance committee of our board of directors, payable in cash or shares of Common Stock at the election of the recipient; and (d) an annual retainer of $10,000 for each of the chairmen of the compensation committee and the nominating and corporate governance committee of our board of directors, payable in cash or shares of Common Stock at the election of the recipient. In order to attract potential new independent directors in the future, our board of directors has retained the flexibility to make an initial stock option or other form of equity-based grant or a cash award to any such new non-employee directors upon joining our board. In connection with Mr. Kackley’s election as non-executive chairman of our board on August 25, 2010, we modified our existing compensation program to provide for an annual retainer of $20,000 for his role as non-executive chairman.

All non-management directors are required to own at least 25,000 shares. Directors are permitted to satisfy these ownership guidelines with shares of our Common Stock that they acquire through the exercise of stock options or other similar equity-based awards, through retention upon vesting of restricted shares or other similar equity-based awards and through direct share purchases. Our directors who were directors at the time of the adoption of the amended guidelines have until the fifth anniversary of the adoption to satisfy the ownership requirement. Newly elected directors will have until the fifth anniversary of their election to satisfy the ownership requirement. All of our directors have either satisfied the ownership requirement or have additional time to do so.

Director Compensation for Fiscal 2011

The following table summarizes the compensation of our non-employee directors for fiscal 2011. As employee directors, neither Mr. Verfuerth nor Mr. Potts received any compensation for their service as directors, and they are therefore omitted from the table. Mr. Jacobson is omitted from the table because he joined our board on May 31, 2011 and was not a director in fiscal 2010. We reimbursed each of our directors, including our employee directors, for expenses incurred in connection with attendance at meetings of our board and its committees.

	Fees Earned	Option
	or Paid in	Awards	All Other
Name	Cash ($)(1)	($)(2)(3)	Compensation ($)	Total ($)

Michael W. Altschaefl	55,000	32,361	—	87,361
James R. Kackley(4)	40,000	32,361	—	72,361
Thomas A. Quadracci	50,000	32,361	—	82,361
Elizabeth Gamsky Rich(5)	30,932	26,430	—	57,362
Thomas N. Schueller(6)	30,000	32,361	—	62,361
Roland G. Stephenson(7)	20,000	32,361	—	52,361
Mark C. Williamson	65,000	32,361	—	97,361

(1)	As permitted under our compensation program for non-employee directors, the following directors elected to received the following portions of their fiscal 2011 retainer in shares of our Common Stock: Mr. Altschaefl — $41,250, which equated to 12,281 shares; Mr. Stephenson — $10,000, which equated to 3,194 shares.

(2)	Represents the grant date fair value of the awards pursuant to ASC Topic 718. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements for our fiscal year ended March 31, 2011.

(3)	The option awards outstanding as of March 31, 2011 for each non-employee director were as follows: Mr. Altschaefl held options to purchase 25,203 shares of our Common Stock; Mr. Kackley held options to purchase 90,346 shares of our Common Stock; Mr. Quadracci held options to purchase 55,346 shares of our Common Stock; Ms. Gamsky Rich held options to purchase 19,912 shares of our Common Stock; Mr. Schueller held options to purchase 19,912 shares of our Common Stock; and Mr. Williamson held options to purchase 30,495 shares of our Common Stock. All options vest ratably over a three-year continued board service period.

(4)	As disclosed above, on July 22, 2009, Mr. Kackley became our president and chief operating officer. He retired from those positions effective May 14, 2010 but remains a director of our company and, since August 25, 2010, non-executive chairman of our board.

(5)	Ms. Rich was appointed to our board of directors on June 23, 2010.

(6)	Mr. Schueller was appointed to our board of directors on April 28, 2010.

(7)	Mr. Stephenson resigned from our board of directors on August 25, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of May 31, 2011, by:

•	each person (or group of affiliated persons) known to us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and current executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Under these rules, beneficial ownership also includes any shares as to which the individual or entity has the right to acquire beneficial ownership of within 60 days of May 31, 2011, through the exercise of any warrant, stock option or other right. Except as noted by footnote, and subject to community property laws where applicable, we believe that the shareholders named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Except as set forth below, the address of all shareholders listed under “Directors and executive officers” is c/o Orion Energy Systems, Inc. 2210 Woodland Drive, Manitowoc, WI 54220.

	Shares Beneficially Owned
		Percentage of
	Number	Outstanding

Directors and executive officers
Neal R. Verfuerth(1)	2,207,883	9.5%
Michael J. Potts(2)	467,961	2.0%
John Scribante(3)	220,447	*
Daniel J. Waibel(4)	768,309	3.4%
Scott R. Jensen(5)	72,371	*
James R. Kackley(6)	316,521	1.4%
Michael W. Altschaefl(7)	34,102	*
Tryg C. Jacobson	—	*
Thomas A. Quadracci(8)	125,121	*
Elizabeth G. Rich	3,591	*
Thomas N. Schueller(9)	12,138	*
Mark C. Williamson(10)	23,694	*
All current directors and executive officers as a group (16 individuals)(11)	4,271,523	18.0%

Principal shareholders
GE Capital Equity Investments, Inc.(12)	1,570,990	6.9%

*	Indicates less than 1%.

(1)	Consists of (i) 1,807,861 shares of Common Stock; and (ii) 400,022 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not reflect (i) 200,042 shares of Common Stock subject to options held by Mr. Verfuerth that will not become exercisable within 60 days of May 31, 2011.

(2)	Consists of (i) 422,352 shares of Common Stock; and (ii) 45,609 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 65,843 shares of Common Stock subject to options held by Mr. Potts that will not become exercisable within 60 days of May 31, 2011.

(3)	Consists of (i) 23,815 shares of Common Stock owned by Garden Villa on 3rd LLP; (ii) 15,000 shares of Common Stock held in the TMS Trust; and (iii) 181,632 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 204,931 shares of Common Stock subject to options held by Mr. Scribante that will not become exercisable within 60 days of May 31, 2011.

(4)	Consists of (i) 674,400 shares of Common Stock; and (ii) 93,909 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 67,185 shares of Common Stock subject to options held by Mr. Waibel that will not become exercisable within 60 days of May 31, 2011.

(5)	Consists of (i) 12,000 shares of Common Stock; and (ii) 60,371 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 125,943 shares of Common Stock subject to options held by Mr. Jensen that will not become exercisable within 60 days of May 31, 2011.

(6)	Consists of (i) 197,976 shares of Common Stock; (ii) 73,545 shares of Common Stock issuable upon the exercise of vested and exercisable options; and (iii) 45,000 shares of Common Stock beneficially owned by Mr. Kackley’s grandchildren. The number does not include 38,846 shares of Common Stock subject to options held by Mr. Kackley that will not become exercisable within 60 days of May 31, 2011.

(7)	Consists of (i) 25,700 shares of Common Stock; and (ii) 8,402 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 38,846 shares of Common Stock subject to options held by Mr. Altschaefl that will not become exercisable within 60 days of May 31, 2011.

(8)	Consists of (i) 82,976 shares of Common Stock; (ii) 3,600 shares of Common Stock held by Mr. Quadracci’s wife; and (iii) 38,545 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 38,846 shares of Common Stock subject to options held by Mr. Quadracci that will not become exercisable within 60 days of May 31, 2011.

(9)	Consists of (i) 5,500 shares of Common Stock held in an IRA; and (ii) 6,638 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 35,319 shares of Common Stock subject to options held by Mr. Schueller that will not become exercisable within 60 days of May 31, 2011.

(10)	Consists of (i) 10,000 shares of Common Stock and (ii) 13,694 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 38,846 shares of Common Stock subject to options held by Mr. Williamson that will not become exercisable within 60 days of May 31, 2011.

(11)	Includes 934,020 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 1,116,675 shares of Common Stock subject to options that will not become exercisable within 60 days of May 31, 2011.

(12)	The address of GE Capital Equity Investments, Inc., which we refer to as “GECEI,” is 201 Merritt 7, Norwalk, Connecticut 06851. Other than share ownership percentage information, the information set forth is as of December 31, 2010, as reported by GECEI in its Schedule 13G filed with us and the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Thomas A. Quadracci

During fiscal 2011, we received an aggregate of $37,000 for products and services we sold to Quad/Graphics, Inc. In addition, during fiscal 2011, we purchased an aggregate of no products and services from Quad/Graphics, Inc. Thomas A. Quadracci, who has been one of our directors since 2006, was the executive chairman of Quad/Graphics, Inc. until January 1, 2007 and is a shareholder of Quad/Graphics, Inc.

James R. Kackley

In February 2009, we entered into a charitable gift and corporate stock repurchase agreement with James R. Kackley, who was at the time one of our directors, who served as our president and chief operating officer during part of fiscal 2010 and who currently serves as our non-executive chairman of the board. Pursuant to the agreement, we became obligated to purchase from a charitable organization shares of our Common Stock worth $500,000 to be gifted to the organization by Mr. Kackley. The purchases were to take place on five advance specified dates, all of which have since occurred. The dollar amount that we paid for the shares was fixed at an aggregate of $500,000, and the number of shares repurchased varied according to the closing price of our Common Stock on the day prior to the specified purchase dates.

Neal R. Verfuerth

In fiscal 2011, Josh Kurtz and Zach Kurtz, two of our national account managers, received $175,682 and $171,612, respectively, of compensation from us in their capacities as employees. Included in this compensation was $20,618 related to the grant date fair value calculated pursuant to ASC Topic 718 for stock options granted during the fiscal year. Messrs. Kurtz and Kurtz are the sons of Neal R. Verfuerth, our chief executive officer.

Director Independence

Our board has determined that each of Ms. Rich and Messrs. Altschaefl, Jacobson, Quadracci, Schueller and Williamson is independent under listing standards of the NYSE Amex LLC (which we refer to as the “NYSE Amex”). Our board generally uses the director independence standards set forth by the NYSE Amex as its subjective independence criteria for directors, and then makes an affirmative determination as to each director’s independence by taking into account other, objective criteria as applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP (which we refer to as “GT”) has been our independent registered public accounting firm for the past several years and audited our consolidated balance sheets as of March 31, 2011 and March 31, 2010, and the consolidated statements of operations, shareholders’ equity and cash flows for each of years in the three-year period ended March 31, 2011, as stated in their report appearing in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The following table presents fees billed for professional services rendered for the audit of our annual financial statements for fiscal 2011 and fiscal 2010 and fees billed for other services rendered during fiscal 2011 and fiscal 2010 by GT:

	Fiscal 2011	Fiscal 2010

Audit fees(1)	$282,873	$292,844
Audit-related fees(2)	14,150	14,648
Tax fees(3)	57,817	72,431

Total fees	$354,840	$379,923

(1)	Represents the aggregate fees billed for the integrated audit of our fiscal 2011 and 2010 financial statements, respectively, review of quarterly financial statements and attendance at audit committee meetings and shareholder meetings.

(2)	Represents the aggregate fees billed for audit of our benefit plans.

(3)	Represents the aggregate fees billed for tax compliance.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our financial statements are set forth in Item 8 of this Form 10-K.

(b)	Financial Statement Schedule

		SCHEDULE II
		VALUATION and QUALIFYING ACCOUNTS
		Balance at	Provisions		Balance at
		Beginning of	Charged to	Write offs	End of
		Period	Expense	and Other	Period
		(In thousands)

March 31,
2009	Allowance for Doubtful Accounts	$79	178	35	$222
2010	Allowance for Doubtful Accounts	222	388	228	382
2011	Allowance for Doubtful Accounts	382	186	132	436
2009	Inventory Obsolescence Reserve	$530	149	11	$668
2010	Inventory Obsolescence Reserve	668	105	17	756
2011	Inventory Obsolescence Reserve	756	57	2	811

EXHIBIT INDEX

Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.5 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.
4.1	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc., filed as Exhibit 4.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.
4.2	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc., filed as Exhibit 4.4 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.
4.3	Rights Agreement, dated as of January 7, 2009, between Orion Energy Systems, Inc. and Wells Fargo Bank, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights, filed as Exhibit 4.1 to the Registrant’s Form 8-A filed January 8, 2009 (File No. 001-33887), is hereby incorporated by reference.
10.1	Credit Agreement, dated June 30, 2010, by and among Orion Energy Systems, Inc., Orion Asset Management LLC, Clean Energy Solutions, LLC and JP Morgan Chase Bank, N.A., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 2, 2010 (File No. 001-33887), is hereby incorporated by reference.
10.2	Orion Energy Systems, Inc. 2003 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*
10.3	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2003 Stock Option Plan, filed as Exhibit 10.7 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*
10.4	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*
10.5	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*
10.6	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.11 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*
10.7	Form of Accelerated Vesting Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan.* +
10.8	Summary of Non-Employee Director Compensation.* +
10.9	Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference.*
10.10	Executive Employment and Severance Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference.*
10.11	Executive Employment and Severance Agreement, dated April 14, 2008, by and between Orion Energy Systems, Inc. and Neal R. Verfuerth, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 18, 2008 (File No. 001-33887), is hereby incorporated by reference.*
10.12	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Scott R. Jensen, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference.*
10.13	Letter Agreement, dated as of August 27, 2009, between the Company and John H. Scribante, filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 2, 2009, is hereby incorporated by reference.*

Number	Exhibit Title

10.14	Executive Employment and Severance Agreement, dated September 8, 2009, by and between Stuart L. Ralsky and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, is hereby incorporated by reference.*
21.1	Subsidiaries of Orion Energy Systems, Inc. +
23.1	Consent of Independent Registered Public Accounting Firm. +
31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +
31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2011.

ORION ENERGY SYSTEMS, INC.

By:	/s/ Neal R. Verfuerth
Neal R. Verfuerth
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on July 22, 2011.

Signature	Title

/s/ Neal R. Verfuerth Neal R. Verfuerth	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Scott R. Jensen Scott R. Jensen	Chief Financial Officer (Principal Financial Officer)

/s/ Richard Gaumer Richard Gaumer	Chief Accounting Officer (Principal Accounting Officer)

/s/ James R. Kackley James R. Kackley	Chairman of the Board

/s/ Michael W. Altschaefl Michael W. Altschaefl	Director

/s/ Michael J. Potts Michael J. Potts	Director

/s/ Thomas A. Quadracci Thomas A. Quadracci	Director

/s/ Elizabeth Gamsky Rich Elizabeth Gamsky Rich	Director

/s/ Thomas N. Schueller Thomas N. Schueller	Director

/s/ Mark C. Williamson Mark C. Williamson	Director

/s/ Tryg C. Jacobson Tryg C. Jacobson	Director