Form 10-Q/A
period 2009-06-30
ORION ENERGY SYSTEMS, INC.
filed 2011-08-02
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “Orion,” “we,” “us,” “our,” “Company” and similar references are to Orion Energy Systems, Inc. and its consolidated subsidiaries.
As previously disclosed, in this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2009 to reclassify our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
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
This Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2009, initially filed with the SEC on August 10, 2009 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly period ended June 30, 2009, this change in accounting treatment and financial statement restatements has resulted in:
• No impact to our cash, cash equivalents, short-term investments; or overall cash flow;
• Increase in our revenue of $1.2 million (10%), a decrease in our net loss of $0.7 million (25%) and a reduction in our loss per share of $0.03 (23%); and
• Increases in our current assets of $0.7 million (1%), our total assets of $0.8 million (1%), our total liabilities of $0.1 million (1%) and a reduction in our retained deficit of $0.7 million (50%).
For a more detailed description of this financial statement restatement, see Note B, “Restatement of Financial Statements” to our consolidated financial statements and the section entitled “Restatement of Previously Issued Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.
This Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively.
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Throughout this Quarterly Report on Form 10-Q/A, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q/A
For The Quarter Ended June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2009	2009
		(As Restated)

Assets
Cash and cash equivalents	$36,163	$26,861
Short-term investments	6,490	7,250
Accounts receivable, net of allowances of $222 and $245	11,572	11,798
Inventories, net	20,232	20,990
Deferred tax assets	548	1,150
Prepaid expenses and other current assets	3,369	2,304

Total current assets	78,374	70,353
Property and equipment, net	22,999	23,799
Patents and licenses, net	1,404	1,390
Deferred tax assets	593	1,194
Long-term accounts receivable	—	1,304
Other long-term assets	352	351

Total assets	$103,722	$98,391

Liabilities and Shareholders’ Equity
Accounts payable	$7,817	$4,385
Accrued expenses	2,315	2,050
Current maturities of long-term debt	815	755

Total current liabilities	10,947	7,190
Long-term debt, less current maturities	3,647	3,493
Other long-term liabilities	433	463

Total liabilities	15,027	11,146

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2009 and June 30, 2009; no shares issued and outstanding at March 31, 2009 and June 30, 2009	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2009 and June 30, 2009; shares issued: 28,875,879 and 29,088,953 at March 31, 2009 and June 30, 2009; shares outstanding: 21,528,783 and 21,707,843 at March 31, 2009 and June 30, 2009	—	—
Additional paid-in capital	118,907	119,598
Treasury stock: 7,347,096 and 7,381,110 common shares at March 31, 2009 and June 30, 2009	(31,536)	(31,686)
Accumulated other comprehensive (loss) income	(32)	58
Retained earnings (deficit)	1,356	(725)

Total shareholders’ equity	88,695	87,245

Total liabilities and shareholders’ equity	$103,722	$98,391

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2008	2009
		(As Restated)
Product revenue	$12,889	$11,924
Service revenue	3,217	1,951

Total revenue	16,106	13,875
Cost of product revenue	8,613	8,748
Cost of service revenue	2,296	1,255

Total cost of revenue	10,909	10,003

Gross profit	5,197	3,872
Operating expenses:
General and administrative	2,615	3,163
Sales and marketing	2,652	3,152
Research and development	418	419

Total operating expenses	5,685	6,734

Loss from operations	(488)	(2,862)
Other income (expense):
Interest expense	(67)	(54)
Dividend and interest income	617	236

Total other income (expense)	550	182

Income (loss) before income tax	62	(2,680)

Income tax expense (benefit)	28	(600)

Net income (loss)	$34	$(2,080)

Basic net income (loss) per share attributable to common shareholders	$0.00	$(0.10)
Weighted-average common shares outstanding	27,038,353	21,588,364
Diluted net income (loss) per share attributable to common shareholders	$0.00	$(0.10)
Weighted-average common shares and share equivalents outstanding	30,015,198	21,588,364
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2008	2009
		(As Restated)
Operating activities
Net income (loss)	$34	$(2,080)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	401	679
Stock-based compensation expense	458	320
Change in allowance and notes	—	22
Deferred income tax benefit	(242)	(1,203)
Other	55	5
Changes in operating assets and liabilities:
Accounts receivable	5,212	(248)
Inventories	(3,163)	(758)
Prepaid expenses and other assets and liabilities	(679)	(209)
Accounts payable	(676)	(3,432)
Accrued expenses	(451)	(265)

Net cash provided by (used in) operating activities	949	(7,169)
Investing activities
Purchase of property and equipment	(3,045)	(1,452)
Purchase of short-term investments	(22,663)	(669)
Additions to patents and licenses	(1,024)	(12)
Proceeds from sales of long term assets	1,155	—
Gain on sale of long term investment	(361)	—
Note receivable from sale of long term investment	(297)	—

Net cash used in investing activities	(26,235)	(2,133)
Financing activities
Payment of long-term debt	(198)	(215)
Repurchase of common stock into treasury	—	(150)
Excess benefit for deferred taxes on stock-based compensation	819	—
Deferred financing costs and offering costs	7	—
Proceeds from issuance of common stock	561	365

Net cash provided by financing activities	1,189	—

Net decrease in cash and cash equivalents	(24,097)	(9,302)
Cash and cash equivalents at beginning of period	78,312	36,163

Cash and cash equivalents at end of period	$54,215	$26,861

Supplemental cash flow information:
Cash paid for interest	$94	$73
Cash paid for income taxes	83	30
Supplemental disclosure of non-cash investing and financing activities
Long term note receivable received on sale of investment	$297	—
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
NOTE B — RESTATEMENT OF FINANCIAL STATEMENTS
The Company accounts for the correction of an error in previously issued financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings or other appropriate component of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented.
As previously disclosed in a Current Report on Form 8-K, on June 14, 2011, the Company’s management, with concurrence from the Audit & Finance Committee of the Company’s Board of Directors, concluded that the financial statements contained in the Form 10-Q for the quarterly period ended June 30, 2009 should no longer be relied upon and must be restated to properly record revenue from its OTAs as sales-type lease contracts.
In accordance with ASC Topic 840, Leases, the Company’s prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments became due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately. On June 9, 2011, the Company concluded that generally accepted accounting principles, or GAAP, required the Company to reclassify its transactions under its OTAs as sales-type leases instead of as operating leases. Accounting for OTA contracts as sales-type leases under GAAP requires the Company to record revenue at the net present value of the future payments at the time customer acceptance of its installed and operating energy management system is complete, rather than deferring revenue recognition over the full term of the OTA contracts.
Throughout this Form 10-Q/A, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.
The specific line-item effect of the restatement on the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2009 as filed on Form 10-Q on August 10, 2009 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of June 30, 2009
	As previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$11,474	$324	$11,798
Deferred tax assets, current	534	616	1,150
Prepaid expenses and other current assets	2,508	(204)	2,304
Total current assets	69,617	736	70,353
Property, plant and equipment	24,652	(853)	23,799
Deferred tax assets, long-term	1,603	(409)	1,194
Accounts receivable, long-term	—	1,304	1,304
Total assets	97,613	778	98,391

Liabilities and Shareholders’ Equity:
Accrued expenses	1,965	85	2,050

Shareholders’ equity:
Retained deficit	(1,418)	693	(725)

	Consolidated Statements of Operations
	Three months ended June 30, 2009
	As previously
	reported	Adjustments	As Restated

Product revenue	$10,677	$1,247	$11,924
Cost of product revenue	7,872	876	8,748
Interest expense	(56)	2	(54)
Dividend and interest income	123	113	236
Income tax benefit	(393)	(207)	(600)
Net (loss) income	(2,773)	693	(2,080)

Net (loss) income per share attributable to common shareholders — basic and diluted	$(0.13)	$0.03	$(0.10)
Weighted average common shares outstanding — basic and diluted	21,588,364	—	21,588,364

	Consolidated Statements of Cash Flows
	Three months ended June 30, 2009
	As previously
	reported	Adjustments	As Restated
Net (loss) income	$(2,773)	$693	$(2,080)
Deferred income tax benefit	(997)	(206)	(1,203)
Accounts receivable	98	(346)	(248)
Prepaid expenses and other assets and liabilities	872	(1,081)	(209)
Accrued expenses	(331)	66	(265)
Net cash used in operating activities	(6,317)	(852)	(7,169)

Purchase of property and equipment	(1,795)	343	(1,452)
Purchase of property and equipment held under operating leases	(509)	509	—
Net cash used in investing activities	(2,985)	852	(2,133)
NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the Securities and Exchange Commission on June 15, 2009 as supplemented by the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Reports on Form 10-K for the fiscal years ended March 31, 2010 and March 31, 2011 filed with the SEC on July 22, 2011 (See, in particular, footnote B therein).
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

Inventories were comprised of the following (in thousands):

	March 31,	June 30,
	2009	2009
Raw materials and components	$9,629	$10,818
Work in process	1,753	1,237
Finished goods	8,850	8,935

	$20,232	$20,990

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31,	June 30,
	2009	2009
		(As Restated)
Land and land improvements	$822	$1,386
Buildings	5,435	13,798
Furniture, fixtures and office equipment	3,432	3,868
Plant equipment	6,882	7,054
Construction in progress	11,366	3,219

	27,937	29,325
Less: accumulated depreciation and amortization	(4,938)	(5,526)

Net property and equipment	$22,999	$23,799

Equipment included above under capital leases was as follows (in thousands):

	March 31,	June 30,
	2009	2009

Equipment	$1,104	$1,104
Less: accumulated amortization	(477)	(506)

Net equipment	$627	$598

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
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate. Long-term receivables from OTA contracts were $1.3 million as of June 30, 2009.
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

Revenue Recognition
Other than under OTAs, the Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Based upon SAB 104, revenue is recognized when the following four criteria are met:
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

In October 2008, the Company introduced a new financing program, called an OTA, for a customer’s lease of the Company’s energy management systems. The OTA is structured as a sales-type capital lease and upon successful installation of the system and customer acknowledgement that the product is operating as specified, revenue is recognized at the Company’s net investment in the lease which typically is the net present value of the future cash flows.
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $251,000 and $277,000 as of March 31, 2009 and June 30, 2009.
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

The income tax provision for the three months ended June 30, 2009 was determined by applying an estimated annual effective tax rate of (22.4)% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2009
		(As Restated)
Statutory federal tax rate	34.0%	(34.0)%
State taxes, net	5.1%	2.6%
Stock-based compensation expense	3.0%	5.0%
Federal tax credit	(1.5)%	(3.5)%
State tax credit	(1.0)%	(0.4)%
Permanent items	0.0%	0.1%
Change in valuation reserve	0.0%	5.1%
Other, net	(0.3)%	2.7%

Effective income tax rate	39.3%	(22.4)%

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
The net income (loss) per share of common stock for the three months ended June 30, 2008 and 2009 was as follows (as restated):

	Three Months Ended June 30,
(in thousands except share amounts)	2008	2009
		(As Restated)
Numerator:
Numerator for diluted net income (loss) per common share	$34	$(2,080)
Denominator:
Weighted-average common shares outstanding	27,038,353	21,588,364
Weighted-average effect of assumed conversion of stock options and warrants	2,976,845	869,552

Weighted-average common shares and common share equivalents outstanding	30,015,198	22,457,916

Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 30% and 10% of total cost of revenue for the three months ended June 30, 2008 and 2009.

For the three months ended June 30, 2008, no customer accounted for more than 10% of revenue. For the three months ended June 30, 2009, one customer accounted for 12% of revenue.
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
NOTE D — RELATED PARTY TRANSACTIONS
The Company incurred fees of $12,000 for the three months ended June 30, 2008 for intellectual property fees paid to an executive pursuant to an employment agreement. In April 2008, the intellectual property rights were purchased from the executive for a cash payment of $950,000. Please refer to “Patents and Licenses” under footnote C for additional disclosure.
During the three months ended June 30, 2008 and 2009, the Company recorded revenue of $6,000 and $25,000 for products and services sold to an entity for which the Company’s Chairman of the Board was formerly the executive chairman. During the same three month periods, the Company purchased goods and services from the same entity in the amounts of $45,000 and $30,000. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
During the three months ended June 30, 2008 and 2009, the Company recorded revenue of $100 and $1,000 for products and services sold to an entity for which a member of the board of directors previously served as an executive vice president. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
During the three months ended June 30, 2008 and 2009, the Company recorded revenue of $15,000 and $30,000 for products and services sold to an entity for which a member of the board of directors serves as the chief executive officer. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
NOTE E — LONG-TERM DEBT
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
The Credit Agreement is secured by a first lien security interest in all of the Company’s accounts receivable, general intangibles and inventory, and a second lien priority in all of the Company’s equipment and fixtures and contains certain financial covenants including minimum net income requirements and requirements that the Company maintain net worth and fixed charge coverage ratios at prescribed levels. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets. For the quarter ended June 30, 2009, the Company received a wavier because it was not in compliance with the rolling quarterly net income covenant.
NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $262,000 and $286,000 for the three months ended June 30, 2008 and 2009. Total annual commitments under non-cancelable operating leases as of June 30, 2009 were $1.1 million. In addition, the Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand, as well as for capital expenditures. As of June 30, 2009, the Company had entered into $11.3 million of purchase commitments related to fiscal 2010, including $0.8 million related to the remaining capital committed for information technology improvements and other manufacturing equipment, $1.1 million for commitments under operating leases and $9.4 million for inventory purchases.
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
Outstanding warrants are comprised of the following:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2009	488,504	$2.31
Issued	—	—
Exercised	(21,186)	2.30
Cancelled	—	—

Balance at June 30, 2009	467,318	$2.31

A summary of outstanding warrants at June 30, 2009 follows:

	Number of
Exercise Price	Warrants	Expiration
$2.25	38,980	Fiscal 2014
$2.30	391,078	Fiscal 2010
$2.50	37,260	Fiscal 2011

Total	467,318

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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes, included elsewhere in this Quarterly Report on Form 10-Q/A. The information below has been adjusted to reflect the impact of the restatement of our financial results which is more fully described in Note B —Restatement to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q/A and under the paragraph “Restatement of Previously Issued Consolidated Financial Statements” below and does not reflect any subsequent information or events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q/A about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report filed on Form 10-K for the year ended March 31, 2009 and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
Restatement of Previously Issued Consolidated Financial Statements
As discussed in the explanatory note to this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2009 to account for our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments are due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately.
This Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2009, initially filed with the SEC on August 10, 2009 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly period ended June 30, 2009, this change in accounting treatment and financial statement restatements has resulted in:
• No impact to our cash, cash equivalents, short-term investments; or overall cash flow;
• Increases in our revenue of $1.2 million (10%), our net income of $0.7 million (25%) and a reduction in our loss per share of $0.03 (23%); and
• Increase in our current assets of $0.7 million (1%), our total assets of $0.8 million (1%), our total liabilities of $0.1 million (1%) and a reduction in our retained deficit of $0.7 million (50%).

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2009 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of June 30, 2009
	As previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$11,474	$324	$11,798
Deferred tax assets, current	534	616	1,150
Prepaid expenses and other current assets	2,508	(204)	2,304
Total current assets	69,617	736	70,353
Property and equipment, net	24,652	(853)	23,799
Deferred tax assets, long-term	1,603	(409)	1,194
Accounts receivable, long-term	—	1,304	1,304
Total assets	97,613	778	98,391

Liabilities and Shareholders’ Equity:
Accrued expenses	1,965	85	2,050

Shareholders’ equity:
Retained deficit	(1,418)	693	(725)

	Consolidated Statements of Operations
	Three months ended June 30, 2009
	As previously
	reported	Adjustments	As Restated

Product revenue	$10,677	$1,247	$11,924
Cost of product revenue	7,872	876	8,748
Interest expense	(56)	2	(54)
Dividend and interest income	123	113	236
Income tax benefit	(393)	(207)	(600)
Net (loss) income	(2,773)	693	(2,080)

Net (loss) income per share attributable to common shareholders — basic and diluted	$(0.13)	$0.03	$(0.10)
Weighted average common shares outstanding — basic and diluted	21,588,364	—	21,588,364

	Consolidated Statements of Cash Flows
	Three months ended June 30, 2009
	As previously
	reported	Adjustments	As Restated
Net (loss) income	$(2,773)	$693	$(2,080)
Deferred income tax benefit	(997)	(206)	(1,203)
Accounts receivable	98	(346)	(248)
Prepaid expenses and other assets and liabilities	872	(1,081)	(209)
Accrued expenses	(331)	66	(265)
Net cash used in operating activities	(6,317)	(852)	(7,169)

Purchase of property and equipment	(1,795)	343	(1,452)
Purchase of property and equipment held under operating leases	(509)	509	—
Net cash used in investing activities	(2,985)	852	(2,133)
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Throughout this Quarterly Report on Form 10-Q/A, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.

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
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. In fiscal 2009, we increased our efforts in selling through our contractor and value-added reseller channels with marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 40% of our total cash revenue volume in fiscal 2009 which was an increase from the 25% of total cash revenues contributed in fiscal 2008. We believe that this growth trend will moderate in fiscal 2010 and our wholesale mix of total revenues will be comparable to our fiscal 2009 mix. For the fiscal 2010 first quarter ended June 30, 2009, our wholesale mix of total revenues was 32%.
In October 2008, we introduced to the market a new financing program, called an OTA, for our customer’s lease of our energy management systems. The OTA is structured as a sales-type capital lease and upon successful installation of the system and customer acknowledgement that the product is operating as specified, revenue is recognized at our net investment in the lease which typically is the net present value of the future cash flows. The OTA program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. For the quarter ended June 30, 2009, we recognized $1.2 million of revenue from completed OTA contracts. As of June 30, 2009, we have signed 36 customers to supply agreements representing future gross cash payments of $3.6 million. In the future, we expect an increase in the volume of contracts that utilize the OTA financing program.

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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 38% and 41% of our total revenue for the first quarter of fiscal 2009 and fiscal 2010, respectively. No customers accounted for more than 10% of our total revenue for our fiscal 2009 first quarter and one customer accounted for 12% of our revenue for our fiscal 2010 first quarter. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA program; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OTA contracts or national account contracts that have been negotiated, but for which we have not yet received a purchase order for the specific location. As of June 30, 2009, we had a backlog of firm purchase orders of approximately $3.0 million. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OTA contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 30% of our total cost of revenue for the first quarter of fiscal 2009 and were 10% of total cost of revenue for the first quarter of fiscal 2010. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. Toward the end of fiscal 2008, we began to vertically integrate some of our processes performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line and acquired production fabrication equipment. In fiscal 2009, we installed a power cord assembly line. Each of these production items provide us with additional capacity to continue to support our potential future revenue growth. We expect that these processes will help to reduce overall unit costs upon the equipment becoming more fully utilized.

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

Income Taxes. We had federal and state credit carryforwards of approximately $0.5 million and $0.5 million, respectively, as of March 31, 2009. Management believes it is more likely than not that we will realize the benefits of most of these assets and has recorded for an allowance of $24,000 due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2029.
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
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2008		2009
				(As Restated)	(As Restated)
		% of	(As Restated)	% of	%
	Amount	Revenue	Amount	Revenue	Change
Product revenue	$12,889	80.0%	$11,924	85.9%	(7.5)%
Service revenue	3,217	20.0%	1,951	14.1%	(39.4)%

Total revenue	16,106	100.0%	13,875	100.0%	(13.9)%
Cost of product revenue	8,613	53.5%	8,748	63.1%	1.6%
Cost of service revenue	2,296	14.3%	1,255	9.0%	(45.3)%

Total cost of revenue	10,909	67.8%	10,003	72.1%	(8.3)%

Gross profit	5,197	32.2%	3,872	27.9%	(25.5)%
General and administrative expenses	2,615	16.2%	3,163	22.8%	21.0%
Sales and marketing expenses	2,652	16.4%	3,152	22.7%	18.9%
Research and development expenses	418	2.6%	419	3.0%	0.2%

Loss from operations	(488)	(3.0)%	(2,862)	(20.6)%	(486.5)%
Interest expense	67	0.4%	54	0.4%	(19.4)%
Dividend and interest income	617	3.8%	236	1.7%	(61.8)%

Income (loss) before income tax	62	0.4%	(2,680)	(19.3)%	NM
Income tax expense (benefit)	28	0.2%	(600)	(4.3)%	NM

Net income(loss)	$34	0.2%	$(2,080)	(15.0)%	NM

NM = Not Meaningful
Revenue. Product revenue decreased from $12.9 million for the fiscal 2009 first quarter ended June 30, 2008 to $11.9 million for the fiscal 2010 first quarter ended June 30, 2009, a decrease of $1.0 million, or 8%. The decrease in product revenue was a result of decreased sales of our HIF lighting systems. Service revenue decreased from $3.2 million for the fiscal 2009 first quarter to $2.0 million for the fiscal 2010 first quarter, a decrease of $1.2 million or 39%. The decrease in service revenues was a result of decreased sales of our HIF lighting systems. Our product and service revenues continue to be impacted by a lengthening sales cycle in the marketplace. We attribute this to general conservatism in the marketplace concerning capital spending and purchase decisions due to adverse economic and credit market conditions. We expect these circumstances to continue in our next quarter.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $8.6 million for the fiscal 2009 first quarter to $8.7 million for the fiscal 2010 first quarter, an increase of $0.1 million, or 1%. Our cost of service revenues decreased from $2.3 million for the fiscal 2009 first quarter to $1.3 million for the fiscal 2010 first quarter, a decrease of $1.0 million, or 44%. Total gross margin decreased from 32.2% for the fiscal 2009 first quarter to 27.9% for the fiscal 2010 first quarter. The decrease in gross margin was attributable to unabsorbed manufacturing capacity costs related to the decline in product revenues. Over the past quarter, we have reengineered our assembly process, implemented cell manufacturing stations to reduce direct labor headcount and indirect headcount related to material handling, decreased production work hours and scheduled plant shutdown weeks to reduce operating costs. As a result, we believe that we are now better positioned to improve our gross margin in the future.

Operating Expenses
General and Administrative. Our general and administrative expenses increased from $2.6 million for the fiscal 2009 first quarter to $3.2 million for the fiscal 2010 first quarter, an increase of $0.6 million, or 23%. The increase was a result of $0.2 million in severance compensation costs resulting from cost reduction initiatives, $0.4 million as a result of a one-time gain on asset disposal in June 2008 that did not recur, $0.4 million in increased occupancy costs for our new corporate technology center, including $0.1 million for one-time start-up costs. These increases were offset by $0.4 million in decreased compensation costs resulting from headcount reductions and other discretionary spending reductions.
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
Interest Expense. Our interest expense was relatively flat for the fiscal 2009 first quarter versus the fiscal 2010 first quarter. For the fiscal 2010 first quarter, we capitalized $21,000 of interest for construction in progress. For the fiscal 2009 first quarter, we capitalized $39,000 of interest for construction in progress.
Dividend and Interest Income. Dividend and interest income decreased from $0.6 million for the fiscal 2009 first quarter to $0.2 million for the fiscal 2010 first quarter, a decrease of $0.4 million or 67%. The decrease in investment income was a result of less cash invested and a decrease in interest rates on our short-term investments.
Income Taxes. Our income tax expense decreased from $28,000 for the fiscal 2009 first quarter versus a benefit of $0.6 million for the fiscal 2010 first quarter. The change in income tax expense was due to the decrease in taxable income. Our effective income tax rate for the fiscal 2009 first quarter was 39.3%, compared to (22.4)% for the fiscal 2010 first quarter. The change in our effective tax rate was due to the reduction of benefits for non-deductible stock compensation expense, a mix change in state tax rates, and a reduction in federal tax credits due to a reduction in taxable income after stock option deductions.
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
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended
	June 30,
	2008	2009
		(As Restated)
Operating activities	$949	$(7,169)
Investing activities	(26,235)	(2,133)
Financing activities	1,189	—

Increase (decrease) in cash and cash equivalents	$(24,097)	$(9,302)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items; including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the fiscal 2010 first quarter was $7.2 million and consisted of net cash of $4.9 million used for working capital purposes and by a net loss adjusted for non-cash expense items of $2.3 million. Cash used for working capital consisted of an increase of $0.8 million in inventory as we continued to invest in the development of our Phase 2 wireless controls initiative. Total wireless inventories increased by $2.8 million within the quarter, while our existing HIF lighting systems inventories decreased by $2.0 million. The electrical and computer components for our wireless control devices are produced overseas and suppliers currently have lead times extending forward nine to 12 months. Additionally, these foreign suppliers require cash deposits upon order. Other uses of cash for working capital consisted of a reduction in accounts payable of $3.4 million resulting from payments to vendors.
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
Cash Flows Related to Investing Activities. For the fiscal 2010 first quarter, cash used in investing activities was $2.1 million. This included $0.7 million for short-term investments with maturity dates ranging from 91 to 180 days and $1.4 million for capital expenditures related to the completion of our technology center, operating software systems and processing equipment for capacity and cost improvement measures in our factory.
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
Cash Flows Related to Financing Activities. For the fiscal 2010 first quarter cash flows used in financing activities was $0. This included $0.2 million used for common share repurchases and $0.2 million for repayment of long-term debt. Cash flows provided by financing activities included proceeds of $0.4 million received from stock option and warrant exercises.
Cash provided by financing activities for the fiscal 2009 first quarter was $1.2 million. This included $0.6 million of proceeds received from stock option and warrant exercises and $0.8 million in deferred tax benefits from non-qualified stock option exercises, offset by $0.2 million for repayment of long term debt.
Working Capital
Our net working capital as of June 30, 2009 was $63.2 million, consisting of $70.4 million in current assets and $7.2 million in current liabilities. Our net working capital as of March 31, 2009 was $67.5 million, consisting of $78.4 million in current assets and $10.9 million in current liabilities. Our inventories have increased from our prior fiscal year-end as a result of our wireless controls Phase 2 initiative. The vast majorities of these components are assembled overseas, require longer delivery lead times and suppliers require deposit payments at time of purchase order. In our most recent quarter, we were able to reduce inventories for our HIF lighting systems by $2.0 million. We generally attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts payable balance decreased in the quarter by $3.4 million as a result of payments to vendors as well as being impacted by the reduction in HIF inventories with payment terms on purchase. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
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
For the quarter ended June 20, 2009, the Company was not in compliance with the rolling quarterly net income covenant, but did receive a waiver.
Capital Spending
We expect to incur approximately $1.2 million in capital expenditures during the remainder of fiscal 2010. We spent approximately $1.5 million of capital expenditure in the fiscal 2010 first quarter on the completion of our corporate technology center, implementation of an ERP system, software development for our wireless controls technology and other tooling and equipment for new products and cost improvements in our manufacturing facility. Our capital spending plans predominantly consist of the completion of projects that have been in place for several months and for which we have already invested significant capital. We consider the completion of our ERP systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance the information technology and manufacturing improvements primarily through equipment secured loans and leases, long-term debt financing, using cash on hand or by using our available capacity under our revolving credit facility.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of June 30, 2009 (dollars in thousands):

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years

Bank debt obligations	$4,248	$755	$1,227	$986	$1,280
Cash interest payments on debt	1,116	218	333	203	362
Operating lease obligations	3,665	1,110	1,897	451	207
Purchase order and cap-ex commitments (1)	11,379	10,204	1,175	—	—

Total	$20,408	$12,287	$4,632	$1,640	$1,849

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
Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note C in the condensed consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2009. There have been no material changes to such exposures since March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
As a result of the restatement described in Note B to the accompanying Notes to the consolidated financial statements, the Company re-evaluated the effectiveness of internal controls related to accounting for the revenue associated with our OTA contracts.
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). After re-evaluating the effectiveness of the controls noted above, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2009, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2011.

ORION ENERGY SYSTEMS, INC. Registrant
By /s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer

Exhibit Index to Form 10-Q/A for the Period Ended June 30, 2009

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