Form 10-Q/A
period 2009-09-30
ORION ENERGY SYSTEMS, INC.
filed 2011-08-02
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No.1)

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
As previously disclosed, in this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2009 to reclassify our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
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
This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009, initially filed with the SEC on November 9, 2009 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly and year-to-date periods ended September 30, 2009, this change in accounting treatment and financial statement restatements has resulted in:
• No impact to our cash, cash equivalents, short-term investments; or overall cash flow;
• Increases in our revenue of $1.5 million (11%), a decrease in our net loss of $0.5 million (33%) and a reduction in our loss per share of $0.02 (33%) for the quarter ended September 30, 2009, and an increase in our revenue of $2.7 million (11%), a decrease in our net loss of $1.2 million (28%) and a reduction in our loss per share of $0.05 (26%) for the six months ended September 30, 2009; and
• Increases in our current assets of $1.4 million (2%), our total assets of $1.3 million (1%), our total liabilities of $0.1 million (1%) and a reduction in our retained deficit of $1.2 million (41%).
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

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q/A
For The Quarter Ended September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	September 30,
	2009	2009
		(As Restated)

Assets
Cash and cash equivalents	$36,163	$33,413
Short-term investments	6,490	1,000
Accounts receivable, net of allowances of $222 and $316	11,572	13,447
Inventories, net	20,232	19,672
Deferred tax assets	548	1,629
Prepaid expenses and other current assets	3,369	1,396

Total current assets	78,374	70,557
Property and equipment, net	22,999	23,974
Patents and licenses, net	1,404	1,482
Deferred tax assets	593	1,068
Long-term accounts receivable	—	2,432
Other long-term assets	352	88

Total assets	$103,722	$99,601

Liabilities and Shareholders’ Equity
Accounts payable	$7,817	$5,479
Accrued expenses	2,315	3,018
Current maturities of long-term debt	815	693

Total current liabilities	10,947	9,190
Long-term debt, less current maturities	3,647	3,337
Other long-term liabilities	433	507

Total liabilities	15,027	13,034

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2009 and September 30, 2009; no shares issued and outstanding at March 31, 2009 and September 30, 2009	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2009 and September 30, 2009; shares issued: 28,875,879 and 29,173,406 at March 31, 2009 and September 30, 2009; shares outstanding: 21,528,783 and 21,721,667 at March 31, 2009 and September 30, 2009	—	—
Additional paid-in capital	118,907	120,098
Treasury stock: 7,347,096 and 7,451,739 common shares at March 31, 2009 and September 30, 2009	(31,536)	(31,936)
Accumulated other comprehensive (loss) income	(32)	61
Retained earnings (deficit)	1,356	(1,656)

Total shareholders’ equity	88,695	86,567

Total liabilities and shareholders’ equity	$103,722	$99,601

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
		(As Restated)		(As Restated)
Product revenue	$17,280	$15,219	$30,169	$27,143
Service revenue	1,480	856	4,697	2,807

Total revenue	18,760	16,075	34,866	29,950
Cost of product revenue	11,467	10,122	20,080	18,870
Cost of service revenue	958	632	3,254	1,887

Total cost of revenue	12,425	10,754	23,334	20,757

Gross profit	6,335	5,321	11,532	9,193
Operating expenses:
General and administrative	2,893	3,143	5,508	6,307
Sales and marketing	2,771	2,962	5,423	6,113
Research and development	373	491	791	910

Total operating expenses	6,037	6,596	11,722	13,330

Income (loss) from operations	298	(1,275)	(190)	(4,137)
Other income (expense):
Interest expense	(41)	(73)	(108)	(127)
Dividend and interest income	550	147	1,167	383

Total other income	509	74	1,059	256

Income (loss) before income tax	807	(1,201)	869	(3,881)

Income tax expense (benefit)	354	(269)	382	(869)

Net income (loss)	$453	$(932)	$487	$(3,012)

Basic net income (loss) per share	$0.02	$(0.04)	$0.02	$(0.14)
Weighted-average common shares outstanding	26,959,790	21,707,477	26,998,857	21,648,246
Diluted net income (loss) per share	$0.02	$(0.04)	$0.02	$(0.14)
Weighted-average common shares and share equivalents outstanding	29,018,991	21,707,477	29,613,684	21,648,246
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2008	2009
		(As Restated)

Operating activities
Net income (loss)	$487	$(3,012)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	856	1,325
Stock-based compensation expense	846	663
Deferred income tax (benefit) expense	193	(1,556)
Change in allowance for notes and accounts receivable	20	353
Other	62	(3)
Changes in operating assets and liabilities:
Accounts receivable	1,275	(1,969)
Inventories	(2,096)	560
Prepaid expenses and other assets and liabilities	(1,504)	(383)
Accounts payable	(43)	(2,338)
Accrued expenses	(467)	703

Net cash used in operating activities	(371)	(5,657)
Investing activities
Purchase of property and equipment	(6,865)	(2,235)
Purchase of property and equipment held under operating leases	—	—
Purchase of short-term investments	(17,415)	—
Sale of short-term investments	—	5,583
Additions to patents and licenses	(1,074)	(131)
Proceeds from sales of long term assets	860	6
Gain on sale of long term investment	(361)	—

Net cash provided by (used in) investing activities	(24,855)	3,223
Financing activities
Payment of long-term debt	(405)	(433)
Repurchase of common stock into treasury	(8,138)	(400)
Excess tax benefits from stock-based compensation	505	—
Deferred financing costs and offering costs	7	—
Proceeds from issuance of common stock	1,352	517

Net cash used in financing activities	(6,679)	(316)

Net decrease in cash and cash equivalents	(31,905)	(2,750)
Cash and cash equivalents at beginning of period	78,312	36,163

Cash and cash equivalents at end of period	$46,407	$33,413

Supplemental cash flow information:
Cash paid for interest	$186	$149
Cash paid for income taxes	83	30
Supplemental disclosure of non-cash investing and financing activities
Long-term note receivable received on sale of investment	$298	$—
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
As previously disclosed in a Current Report on Form 8-K, on June 14, 2011, the Company’s management, with concurrence from the Audit & Finance Committee of the Company’s Board of Directors, concluded that the financial statements contained in the Form 10-Q for the quarterly period ended September 30, 2009 should no longer be relied upon and must be restated to properly record revenue from its OTAs as sales-type lease contracts.
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
The specific line-item effect of the restatement on the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended September 30, 2009 as filed on Form 10-Q on November 9, 2009 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of September 30, 2009
	As Previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$12,742	$705	$13,447
Deferred tax assets, current	765	864	1,629
Prepaid expenses and other current assets	1,520	(124)	1,396
Total current assets	69,112	1,445	70,557
Property and equipment, net	25,739	(1,765)	23,974
Deferred tax assets, long-term	1,886	(818)	1,068
Accounts receivable, long-term	—	2,432	2,432
Total assets	98,307	1,294	99,601

Liabilities and Shareholders’ Equity:
Accrued expenses	2,885	133	3,018

Shareholders’ equity:
Retained deficit	(2,817)	1,161	(1,656)

	Consolidated Statements of Operations
	Three months ended September 30, 2009			Six months ended September 30, 2009
	As Previously			As Previously
	reported	Adjustments	As Restated	reported	Adjustments	As Restated

Product revenue	$13,763	$1,456	$15,219	$24,440	$2,703	$27,143
Cost of product revenue	9,222	900	10,122	17,094	1,776	18,870
Interest expense	(74)	1	(73)	(130)	3	(127)
Dividend and interest income	76	71	147	198	185	383
Income tax benefit	(430)	161	(269)	(824)	(45)	(869)
Net loss	(1,399)	467	(932)	(4,172)	1,161	(3,012)

Net loss per share attributable to common shareholders — basic and diluted	$(0.06)	$0.02	$(0.04)	$(0.19)	$0.05	$(0.14)
Weighted average common shares outstanding — basic and diluted	21,707,477	—	21,707,477	21,648,246	—	21,648,246

	Consolidated Statements of Cash Flows
	Six months ended September 30, 2009
	As Previously
	Reported	Adjustments	As Restated
Net loss	$(4,172)	$1,161	$(3,012)
Deferred income tax benefit	(1,510)	(46)	(1,556)
Accounts receivable	(1,264)	(705)	(1,969)
Prepaid expenses and other assets and liabilities	1,845	(2,228)	(383)
Accrued expenses	651	52	703
Net cash used in operating activities	(3,890)	(1,767)	(5,657)

Purchase of property and equipment	(2,501)	266	(2,235)
Purchase of property and equipment held under operating leases	(1,501)	1,501	—
Other long-term assets
Net cash provided by investing activities	1,456	1,767	3,223
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 as supplemented by the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Reports on Form 10-K for the fiscal years ended March 31, 2010 and March 31, 2011 filed with the SEC on July 22, 2011 (see, in particular, footnote B therein).
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
Reclassification
Certain reclassifications have been made in the prior periods financial statements to conform to current period presentation.
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
Inventories were comprised of the following (in thousands):

	March 31,	September 30,
	2009	2009
Raw materials and components	$9,629	$9,383
Work in process	1,753	574
Finished goods	8,850	9,715

	$20,232	$19,672

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31,	September 30,
	2009	2009
		(As Restated)
Land and land improvements	$822	$1,435
Buildings	5,435	14,127
Furniture, fixtures and office equipment	3,432	5,010
Plant equipment	6,882	7,190
Construction in progress	11,366	2,262

	27,937	30,024
Less: accumulated depreciation and amortization	(4,938)	(6,050)

Net property and equipment	$22,999	$23,974

Equipment included above under capital leases was as follows (in thousands):

	March 31,	September 30,
	2009	2009
Equipment	$1,104	$1,104
Less: accumulated amortization	(477)	(535)

Net equipment	$627	$569

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

Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate. Long-term receivables from OTA contracts were $2.4 million as of September 30, 2009.
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
In October 2008, the Company introduced a financing program, called an OTA, for a customer’s lease of the Company’s energy management systems. The OTA is structured as a sales-type capital lease and upon successful installation of the system and customer acknowledgement that the product is operating as specified, revenue is recognized at the Company’s net investment in the lease which typically is the net present value of the future cash flows.
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

The income tax provision for the six months ended September 30, 2009 was determined by applying an estimated annual effective tax rate of (22.4)% to income (loss) before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Six Months Ended
	September 30, 2008	September 30, 2009
		(As Restated)
Statutory federal tax rate	34.00%	(34.0)%
State taxes, net	5.47%	2.6%
Stock-based compensation expense	4.16%	5.0%
Federal tax credit	0.00%	(3.5)%
State tax credit	0.00%	(0.4)%
Permanent items	0.00%	0.1%
Change in valuation reserve	0.00%	5.1%
Other, net	0.35%	2.7%

Effective income tax rate	43.98%	(22.4)%

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
The net income (loss) per share of common stock for the three and six months ended September 30, 2008 and 2009 was as follows (in thousands except share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
		(As Restated)		(As Restated)
Numerator:
Net income (loss)	$453	$(932)	$487	$(3,012)

Denominator:
Weighted-average common shares outstanding	26,959,790	21,707,477	26,998,857	21,648,246
Weighted-average effect of restricted stock, and assumed conversion of stock options and warrants	2,059,201	644,920	2,614,827	788,723

Weighted-average common shares and common share equivalents outstanding	29,018,991	22,352,397	29,613,684	22,436,969

Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 14.9% and 20.6% of total cost of revenue for the three months ended September 30, 2008 and 2009 and 22.1% and 14.9% of total cost of revenue for the six months ended September 30, 2008 and 2009.
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
Restatement of Previously Issued Consolidated Financial Statements
As discussed in the explanatory note to this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2009 to account for our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments are due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately.
This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009, initially filed with the SEC on November 9, 2009 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly and year-to-date periods ended September 30, 2009, this change in accounting treatment and financial statement restatements has resulted in:
• No impact to our cash, cash equivalents, short-term investments; or overall cash flow;
• Increases in our revenue of $1.5 million (11%), a decrease in our net loss of $0.5 million (33%) and a reduction in our loss per share of $0.02 (33%) for the quarter ended September 30, 2009, and an increase in our revenue of $2.7 million (11%), a decrease in our net loss of $1.2 million (28%) and a reduction in our loss per share of $0.05 (26%) for the six months ended September 30, 2009; and
• Increases in our current assets of $1.4 million (2%), our total assets of $1.3 million (1%), our total liabilities of $0.1 million (1%) and a reduction in our retained deficit of $1.2 million (41%).

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the six months ended September 30, 2009 as filed on Form 10-Q on November 9, 2009 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of September 30, 2009
	As Previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$12,742	$705	$13,447
Deferred tax assets, current	765	864	1,629
Prepaid expenses and other current assets	1,520	(124)	1,396
Total current assets	69,112	1,445	70,557
Property and equipment, net	25,739	(1,765)	23,974
Deferred tax assets, long-term	1,886	(818)	1,068
Accounts receivable, long-term	—	2,432	2,432
Total assets	98,307	1,294	99,601

Liabilities and Shareholders’ Equity:
Accrued expenses	2,885	133	3,018

Shareholders’ equity:
Retained deficit	(2,817)	1,161	(1,656)

	Consolidated Statements of Operations
	Three months ended September 30, 2009			Six months ended September 30, 2009
	As Previously			As Previously
	reported	Adjustments	As Restated	reported	Adjustments	As Restated

Product revenue	$13,763	$1,456	$15,219	$24,440	$2,703	$27,143
Cost of product revenue	9,222	900	10,122	17,094	1,776	18,870
Interest expense	(74)	1	(73)	(130)	3	(127)
Dividend and interest income	76	71	147	198	185	383
Income tax benefit	(430)	161	(269)	(824)	(45)	(869)
Net loss	(1,399)	467	(932)	(4,172)	1,161	(3,012)

Net loss per share attributable to common shareholders — basic and diluted	$(0.06)	$0.02	$(0.04)	$(0.19)	$0.05	$(0.14)
Weighted average common shares outstanding — basic and diluted	21,707,477	—	21,707,477	21,648,246	—	21,648,246

	Consolidated Statements of Cash Flows
	Six months ended September 30, 2009
	As Previously
	Reported	Adjustments	As Restated
Net loss	$(4,172)	$1,161	$(3,012)
Deferred income tax benefit	(1,510)	(46)	(1,556)
Accounts receivable	(1,264)	(705)	(1,969)
Prepaid expenses and other assets and liabilities	1,845	(2,228)	(383)
Accrued expenses	651	52	703
Net cash used in operating activities	(3,890)	(1,767)	(5,657)

Purchase of property and equipment	(2,501)	266	(2,235)
Purchase of property and equipment held under operating leases	(1,501)	1,501	—
Other long-term assets
Net cash provided by (used in) investing activities	1,456	1,767	3,223

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

Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. In the first half of fiscal 2010, we maintained our efforts in selling through our contractor and value-added reseller channels with marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 38% of our total cash order revenue volume in the first half of fiscal 2010 which was comparable to the 40% of total cash order revenues contributed in fiscal 2009.
In October 2008, we introduced to the market a financing program, called an OTA, for our customer’s lease of our energy management systems. The OTA program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. Our OTA contracts are capital leases under GAAP and we record revenue at the present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type capital lease financing are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customers acknowledgement that they system is operating as specified.
For the six months ended September 30, 2009, we recognized $2.4 million of revenue from completed OTA contracts. As of September 30, 2009, we had signed 67 customers to OTA contracts representing future gross revenue streams of $6.2 million. In the future, we expect an increase in the volume of OTA contracts as our customers take advantage of our value proposition without incurring an up-front capital cost.
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 29% and 38% of our total revenue for the first half of fiscal 2010 and fiscal 2009, respectively. No single customer accounted for more than 10% of our total revenue for either our first half of fiscal 2010 or fiscal 2009. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA program and any new products, applications and services that we may introduce through our new OTV division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services and our OTA program, including whether we decide to either retain or resell the expected future cash flows under our OTA program and the relative timing of the resultant revenue recognition; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.

Contracted Revenue. Although “Contracted Revenue” is not a term recognized under GAAP, since the volume of our OTA business is expected to continue to increase and because our OTA revenues are not recognized until project completion occurs, we believe Contracted Revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define Contracted Revenue as the total contractual value of all firm purchase orders received for our products and services and the expected future potential gross cash flows, including all renewal periods, for all OTAs upon the execution of the contract. For cash Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue within 30 days from receipt of purchase order. For OTA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the agreements within 90-120 days from the firm contract date. We believe that total Contracted Revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. For the three months ended September 30, 2008 and 2009, our contracted revenue was $20.2 million and $20.3 million, which for the September 30, 2009 quarter included $2.4 million of future gross cash flows associated with OTA contracts. For the six months ended September 30, 2008 and 2009, our contracted revenue was $33.6 million and $35.8 million, which for the September 30, 2009 first half included $4.7 million of future gross cash flows associated with OTA contracts.
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
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 15% of our total cost of revenue for the first six months of fiscal 2010 and were 22% of total cost of revenue for the first six months of fiscal 2009. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. Toward the end of fiscal 2008, we began to vertically integrate some of our processes performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line and acquired production fabrication equipment. In fiscal 2009, we installed a power cord assembly line. Each of these production lines provide us with additional capacity and we expect that these additions will help to reduce overall unit costs upon the equipment becoming more fully utilized. In the first half of fiscal 2010, we reduced headcounts and improved production product flow through reengineering of our assembly stations.
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
Income Taxes. We had federal and state credit carryforwards that each total approximately $0.5 million as of March 31, 2009. We believe it is more likely than not that we will realize the benefits of most of these assets and have recorded for an allowance of $45,000 due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2029.
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

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended September 30,					Six Months Ended September 30,
	2008		2009			2008		2009
			(As Restated)	(As Restated)	(As Restated)			(As Restated)	(As Restated)	(As Restated)
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$17,280	92.1%	$15,219	94.7%	(11.9)%	$30,169	86.5%	$27,143	90.6%	(10.0)%
Service revenue	1,480	7.9%	856	5.3%	(42.2)%	4,697	13.5%	2,807	9.4%	(40.2)%

Total revenue	18,760	100.0%	16,075	100.0%	(14.3)%	34,866	100.0%	29,950	100.0%	(14.1)%
Cost of product revenue	11,467	61.1%	10,122	63.0%	(11.7)%	20,080	57.6%	18,870	63.0%	(6.0)%
Cost of service revenue	958	5.1%	632	3.9%	(34.0)%	3,254	9.3%	1,887	6.3%	(42.0)%

Total cost of revenue	12,425	66.2%	10,754	66.9%	(13.4)%	23,334	66.9%	20,757	69.3%	(11.0)%

Gross profit	6,335	33.8%	5,321	33.1%	(16.0)%	11,532	33.1%	9,193	30.7%	(20.3)%
General and administrative expenses	2,893	15.4%	3,143	19.6%	8.6%	5,508	15.8%	6,307	21.1%	14.5%
Sales and marketing expenses	2,771	14.8%	2,962	18.4%	6.9%	5,423	15.6%	6,113	20.4%	12.7%
Research and development expenses	373	2.0%	491	3.1%	31.6%	791	2.3%	910	3.0%	15.0%

Income (loss) from operations	298	1.6%	(1,275)	(7.9)%	(527.9)%	(190)	(0.5)%	(4,137)	(13.8)%	NM
Interest expense	41	0.2%	73	0.5%	78.0%	108	0.3%	127	0.4%	17.6%
Dividend and interest income	550	2.9%	147	0.9%	(73.3)%	1,167	3.3%	383	1.3%	(67.2)%

Income (loss) before income tax	807	4.3%	(1,201)	(7.5)%	(248.8)%	869	2.5%	(3,881)	(13.0)%	(546.6)%
Income tax expense (benefit)	354	1.9%	(269)	(1.7)%	(176.0)%	382	1.1%	(869)	(2.9)%	(327.5)%

Net income (loss)	$453	2.4%	$(932)	(5.8)%	(305.7)%	$487	1.4%	$(3,012)	(10.1)%	(718.5)%

NM = Not Meaningful
Revenue. Product revenue decreased from $17.3 million for the fiscal 2009 second quarter ended September 30, 2008 to $15.2 million for the fiscal 2010 second quarter ended September 30, 2009, a decrease of $2.1 million, or 12%. Product revenue decreased from $30.2 million for the first half ended September 30, 2008 to $27.1 million for the first half ended September 30, 2009, a decrease of $3.1 million, or 10%. The decrease in product revenue was a result of decreased sales of our HIF lighting systems. Service revenue decreased from $1.5 million for the fiscal 2009 second quarter to $0.9 million for the fiscal 2010 second quarter, a decrease of $0.6 million, or 42%. Service revenue decreased from $4.7 million for the fiscal 2009 first half to $2.8 million for the fiscal 2010 first half, a decrease of $1.9 million, or 40%. The decrease in service revenue was a result of the decreased sales of our HIF lighting systems. Our first half fiscal 2010 revenue continued to be impacted by a lengthening sales cycle in the marketplace. We attribute this circumstance to general conservatism in the marketplace concerning capital spending and purchase decisions due to continuing adverse economic and credit market conditions. In our fiscal 2010 second quarter, we realized a slight improvement in our order volumes in relation to our fiscal 2010 first quarter, including the receipt of orders from customers who have not purchased product from us during the preceding 12-month period. We believe that this trend will likely continue during the fiscal 2010 third quarter, depending upon economic conditions, capital spending budgets and other factors.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $11.5 million for the fiscal 2009 second quarter to $10.1 million for the fiscal 2010 second quarter, a decrease of $1.4 million, or 12%. Our cost of product revenue decreased from $20.1 million for the fiscal 2009 first half to $18.9 million for the fiscal 2010 first half, a decrease of $1.2 million, or 6%. Our cost of service revenues decreased from $1.0 million for the fiscal 2009 second quarter to $0.6 million for the fiscal 2010 second quarter, a decrease of $0.4 million, or 40%. Total gross margin increased from 33.8% for the fiscal 2009 second quarter to 33.1% for the fiscal 2010 second quarter and decreased from 33.1% for the fiscal 2009 first half to 30.7% for the fiscal 2010 first half. The decrease in gross margin was attributable to unabsorbed manufacturing capacity costs related to the decline in product revenues. During the fiscal 2010 second quarter, we saw improvements in our product gross margins, relative to the volume decline, resulting from our efforts to reengineer our assembly processes, including the implementation of cell manufacturing stations, a reduction in headcount and a reduction in work hours.
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
Interest Expense. Our interest expense increased from $41,000 for the fiscal 2009 second quarter to $73,000 for the fiscal 2010 second quarter, an increase of $32,000, or 78%. Our interest expense increased from $108,000 for the first half of fiscal 2009 to $127,000 for the first half of fiscal 2010, an increase of $19,000, or 18%. The increase in interest expense was due to the elimination of capitalized interest resulting from the completion of our corporate technology center. For the first half of fiscal 2009 and fiscal 2010, we capitalized $96,000 and $21,000 of interest for construction in progress, respectively.
Dividend and Interest Income. Our dividend and interest income decreased for both the three and six months ended September 30, 2009 from the three and six months ended September 30, 2008 as a result of declining market interest rates and the reduction in our cash balances year over year due to cash used for our common share repurchase.
Income Taxes. Our income tax expense decreased for both the three and six months ended September 30, 2009 from the three and six months ended September 30, 2008 due to the reduction in our taxable income. Our effective income tax rate for the fiscal 2009 first half was 44.0%, compared to (22.4)% for the fiscal 2010 first half. The change in our effective tax rate was due to a reduction of benefits for non-deductible stock compensation expense, a mix change in state rates and an increase in federal tax credits available.
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

Cash Flows
The following table summarizes our cash flows for the six months ended September 30, 2008 and 2009 (in thousands):

	Six Months Ended
	September 30,
	2008	2009
		(As Restated)
Operating activities	$(371)	$(5,657)
Investing activities	(24,855)	3,223
Financing activities	(6,679)	(316)

Decrease in cash and cash equivalents	$(31,905)	$(2,750)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the first half of fiscal 2010, was $5.7 million and consisted of net cash of $3.4 million used for working capital purposes and net loss adjusted non-cash expense items of $2.2 million. Cash used for working capital purposes consisted of an increase of $2.0 million in trade receivables due to increased contract volume in our OTA finance program, a $2.3 million decrease in accounts payable resulting from payments to vendors, and a $0.4 million increase in prepaid and other related to deferred costs for projects in process. These amounts were offset by a decrease of $0.6 million in inventories resulting from reduced inventory purchases and a $0.7 million increase in accrued expenses resulting from increases in accrued severance costs, increases in accrued legal expenses and increased deposit payments for OTA contracts.
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
Cash Flows Related to Investing Activities. For the first half of fiscal 2010, cash provided by investing activities was $3.2 million. This included $5.6 million provided from the maturation of short-term investments, offset by cash flows used in investing activities of $2.2 million for capital expenditures related to the technology center, operating software systems, and processing equipment for capacity and cost improvement measures and $0.1 million for investment into patent development.
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

Working Capital
Our net working capital as of September 30, 2009 was $61.4 million, consisting of $70.6 million in current assets and $9.2 million in current liabilities. Our net working capital as of March 31, 2009 was $67.5 million, consisting of $78.4 million in current assets and $10.9 million in current liabilities. Our inventories have decreased from our prior fiscal year-end by $0.6 million as a result of efforts to reduce purchases and carrying levels of our HIF inventory components. We have been increasing the level of our wireless control inventories based upon our Phase 2 initiatives. The vast majorities of these components are assembled overseas, require longer delivery lead times and suppliers require deposit payments at time of purchase order. We generally attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
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

Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). After re-evaluating the effectiveness of the controls noted above, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2009, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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

10.2	Executive Employment and Severance Agreement, dated September 8, 2009, by and between Stuart L. Ralsky and Orion Energy Systems, Inc. *+
31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

*	Management contract or compensatory plan or arrangement.
+	Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2011.

ORION ENERGY SYSTEMS, INC. Registrant
By:	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended September 30, 2009
10.2	Executive Employment and Severance Agreement, dated September 8, 2009, by and between Stuart L. Ralsky and Orion Energy Systems, Inc.+
31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

+	Previously filed.