Form 10-Q/A
period 2009-12-31
ORION ENERGY SYSTEMS, INC.
filed 2011-08-02
CIK 1409375

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
As previously disclosed, in this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended December 31, 2009 to reclassify our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
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
This Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2009, initially filed with the SEC on February 9, 2010 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly and year-to-date periods ended December 31, 2009, this change in accounting treatment and financial statement restatements has resulted in:
• No impact to our cash, cash equivalents, short-term investments; or overall cash flow;
• Increases in our revenue of $1.5 million (9%), a decrease in our net income of $0.1 million (7%) and a reduction in our earnings per share of $0.01 (25%) for the quarter ended December 31, 2009, and an increase in our revenue of $4.2 million (10%), a decrease in our net loss of $1.1 million (32%) and a reduction in our loss per share of $0.05 (33%) for the nine months ended December 31, 2009; and
• Increases in our current assets of $2.5 million (3%), our total assets of $1.4 million (1%), our total liabilities of $0.3 million (1%), and a reduction in our retained deficit of $1.1 million (55%).
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

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q/A
For The Quarter Ended December 31, 2009

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2009
		(As Restated)
Assets
Cash and cash equivalents	$36,163	$31,936
Short-term investments	6,490	1,000
Accounts receivable, net of allowances of $222 and $347	11,572	14,417
Inventories, net	20,232	24,517
Deferred tax assets	548	1,355
Prepaid expenses and other current assets	3,369	2,588

Total current assets	78,374	75,813
Property and equipment, net	22,999	27,182
Patents and licenses, net	1,404	1,509
Deferred tax assets	593	599
Long-term accounts receivable	—	3,686
Other long-term assets	352	74

Total assets	$103,722	$108,863

Liabilities and Shareholders’ Equity
Accounts payable	$7,817	$13,010
Accrued expenses	2,315	3,053
Current maturities of long-term debt	815	650

Total current liabilities	10,947	16,713
Long-term debt, less current maturities	3,647	3,372
Other long-term liabilities	433	574

Total liabilities	15,027	20,659

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2009 and December 31, 2009; no shares issued and outstanding at March 31, 2009 and December 31, 2009	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2009 and December 31, 2009; shares issued: 28,875,879 and 29,408,301 at March 31, 2009 and December 31, 2009; shares outstanding: 21,528,783 and 21,956,562 at March 31, 2009 and December 31, 2009	—	—
Additional paid-in capital	118,907	121,042
Treasury stock: 7,347,096 and 7,451,739 common shares at March 31, 2009 and December 31, 2009	(31,536)	(31,936)
Accumulated other comprehensive loss	(32)	—
Retained earnings (deficit)	1,356	(902)

Total shareholders’ equity	88,695	88,204

Total liabilities and shareholders’ equity	$103,722	$108,863

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
		(As Restated)		(As Restated)
Product revenue	$20,671	$18,737	$50,840	$45,879
Service revenue	1,704	2,090	6,401	4,897

Total revenue	22,375	20,827	57,241	50,776
Cost of product revenue	13,644	11,860	33,724	30,729
Cost of service revenue	1,311	1,568	4,565	3,455

Total cost of revenue	14,955	13,428	38,289	34,184

Gross profit	7,420	7,399	18,952	16,592
Operating expenses:
General and administrative	2,438	3,051	7,946	9,357
Sales and marketing	2,741	3,063	8,164	9,176
Research and development	347	404	1,138	1,315

Total operating expenses	5,526	6,518	17,248	19,848

Income (loss) from operations	1,894	881	1,704	(3,256)
Other income (expense):
Interest expense	(33)	(66)	(141)	(192)
Dividend and interest income	325	157	1,492	539

Total other income (expense)	292	91	1,351	347

Income (loss) before income tax	2,186	972	3,055	(2,909)

Income tax expense (benefit)	1,032	218	1,414	(652)

Net income (loss)	$1,154	$754	$1,641	$(2,257)

Basic net income (loss) per share	$0.05	$0.03	$0.06	$(0.10)
Weighted-average common shares outstanding	25,203,827	21,792,175	26,398,338	21,709,799
Diluted net income (loss) per share	$0.04	$0.03	$0.06	$(0.10)
Weighted-average common shares and share equivalents outstanding	26,414,750	22,567,575	28,710,765	21,709,799
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2008	2009
		(As Restated)

Operating activities
Net income (loss)	$1,641	$(2,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,337	1,956
Stock-based compensation expense	1,204	1,064
Deferred income tax expense (benefit)	1,340	(813)
Change in allowance for notes and accounts receivable	32	384
Other	78	15
Changes in operating assets and liabilities:
Accounts receivable	(1,516)	(2,969)
Inventories	(1,804)	(4,285)
Prepaid expenses and other assets and liabilities	(2,473)	(2,752)
Accounts payable	1,442	5,193
Accrued expenses	(1,749)	738

Net cash used in operating activities	(468)	(3,726)
Investing activities
Purchase of property and equipment	(10,530)	(4,142)
Purchase of property and equipment leased to customers under operating leases	(100)	(1,903)
Purchase of short-term investments	(22,270)	—
Sale of short-term investments	—	5,522
Additions to patents and licenses	(1,090)	(186)
Proceeds from sales of long-term assets	860	6
Gain on sale of long-term investment	(361)	—

Net cash used in investing activities	(33,491)	(703)
Financing activities
Payment of long-term debt	(633)	(640)
Proceeds from long-term debt	—	200
Repurchase of common stock into treasury	(22,441)	(400)
Excess tax benefits from stock-based compensation	1,453	95
Deferred financing costs and offering costs	7	—
Proceeds from issuance of common stock	1,436	947

Net cash provided by (used in) financing activities	(20,178)	202

Net decrease in cash and cash equivalents	(54,137)	(4,227)
Cash and cash equivalents at beginning of period	78,312	36,163

Cash and cash equivalents at end of period	$24,175	$31,936

Supplemental cash flow information:
Cash paid for interest	$272	$215
Cash paid for income taxes	121	30
Supplemental disclosure of non-cash investing and financing activities
Long-term note receivable received on sale of investment	$298	$—
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
As previously disclosed in a Current Report on Form 8-K, on June 14, 2011, the Company’s management, with concurrence from the Audit & Finance Committee of the Company’s Board of Directors, concluded that the financial statements contained in the Form 10-Q for the quarterly period ended December 31, 2009 should no longer be relied upon and must be restated to properly record revenue from its OTAs as sales-type lease contracts.
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
The specific line-item effect of the restatement on the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2009 as filed on Form 10-Q on February 9, 2010 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of December 31, 2009
	As Previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$13,397	$1,020	$14,417
Deferred tax assets, current	549	806	1,355
Prepaid expenses and other current assets	1,955	633	2,588
Total current assets	73,354	2,459	75,813
Property and equipment, net	30,732	(3,550)	27,182
Deferred tax assets, long-term	1,826	(1,227)	599
Accounts receivable, long-term	—	3,686	3,686
Total assets	107,495	1,368	108,863

Liabilities and Shareholders’ Equity:
Accrued expenses	2,792	261	3,053

Shareholders’ equity:
Retained earnings (deficit)	(2,009)	1,107	(902)

	Consolidated Statements of Operations
	Three months ended December 31, 2009			Nine months ended December 31, 2009
	As Previously			As Previously
	reported	Adjustments	As Restated	reported	Adjustments	As Restated

Product revenue	$17,205	$1,532	$18,737	$41,645	$4,234	$45,879
Cost of product revenue	10,633	1,227	11,860	27,727	3,002	30,729
Interest expense	(67)	1	(66)	(197)	5	(192)
Dividend and interest income	49	108	157	248	291	539
Income tax expense (benefit)	(249)	467	218	(1,072)	420	(652)
Net income (loss)	807	(53)	754	(3,365)	1,107	(2,257)

Net income (loss) per share attributable to common shareholders — basic	$0.04	$(0.01)	$0.03	$(0.15)	$0.05	$(0.10)
Net income (loss) per share attributable to common shareholders — diluted	$0.04	$(0.01)	$0.03	$(0.15)	$0.05	$(0.10)
Weighted average common shares outstanding — basic	21,792,175	—	21,792,175	21,709,799	—	21,709,799
Weighted average common shares outstanding — diluted	22,567,575	—	22,567,575	21,709,799	—	21,709,799

	Consolidated Statements of Cash Flows
	Nine months ended December 31, 2009
	As Previously
	Reported	Adjustments	As Restated
Net loss	$(3,365)	$1,107	$(2,257)
Deferred income tax benefit	(1,234)	421	(813)
Accounts receivable	(1,950)	(1,019)	(2,969)
Prepaid expenses and other assets and liabilities	1,414	(4,165)	(2,751)
Accrued expenses	633	105	738

Net cash used in operating activities	(175)	(3,551)	(3,726)

Purchase of property and equipment	(4,268)	126	(4,142)
Purchase of property and equipment leased to customers under operating leases	(5,328)	3,425	(1,903)

Net cash used in investing activities	(4,254)	3,551	(703)
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
Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2009	2009
Raw materials and components	$9,629	$11,427
Work in process	1,753	587
Finished goods	8,850	12,503

	$20,232	$24,517

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31,	December 31,
	2009	2009
		(As Restated)
Land and land improvements	$822	$1,436
Buildings	5,435	14,060
Furniture, fixtures and office equipment	3,432	5,126
Plant equipment	6,882	7,389
Construction in progress	11,366	5,796

	27,937	33,807
Less: accumulated depreciation and amortization	(4,938)	(6,625)

Net property and equipment	$22,999	$27,182

Equipment included above under capital leases was as follows (in thousands):

	March 31,	December 31,
	2009	2009
Equipment	$1,104	$645
Less: accumulated amortization	(477)	(333)

Net equipment	$627	$312

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
Long-term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate. Long-term receivables from OTA contracts were $3.7 million as of December 31, 2009.
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
Other than under OTAs, revenue is recognized when the following four criteria are met:
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
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Nine Months Ended
	December 31, 2008	December 31, 2009
		(As Restated)
Statutory federal tax rate	34.00%	(34.0)%
State taxes, net	5.89%	2.6%
Stock-based compensation expense	6.05%	5.0%
Federal tax credit	0.00%	(3.5)%
State tax credit	0.00%	(0.4)%
Permanent differences	0.00%	0.1%
Change in valuation reserve	0.00%	5.1%
Other, net	0.36%	2.7%

Effective income tax rate	46.30%	(22.4)%
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
The net income (loss) per share of common stock for the three and nine months ended December 31, 2008 and 2009 was as follows (in thousands except share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2009	2008	2009
		(As Restated)		(As Restated)
Numerator:
Net income (loss)	$1,154	$754	$1,641	$(2,257)

Denominator:

Weighted-average common shares outstanding	25,203,827	21,792,175	26,398,338	21,709,799
Weighted-average effect of restricted stock, and assumed conversion of stock options and warrants	1,210,923	775,400	2,312,427	810,315

Weighted-average common shares and common share equivalents outstanding	26,414,750	22,567,575	28,710,765	22,520,114

Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 19% and 43% of total cost of revenue for the three months ended December 31, 2008 and 2009 and 21% and 26% of total cost of revenue for the nine months ended December 31, 2008 and 2009.
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
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160(now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provision of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.
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
Restatement of Prior Period Financial Statements
As discussed in the explanatory note to this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended December 31, 2009 to account for our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments are due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately.
We are filing this Amendment No. 1, or First Amendment, to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, or Form 10-Q, filed on February 9, 2010, to restate our unaudited interim condensed consolidated financial statements.
Background of the Restatement
As discussed above in the Explanatory Note in this Form 10-Q/A, the financial statements contained in the Form 10-Q for the quarterly period ended December 31, 2009 should no longer be relied upon and must be restated to account for our transactions under our OTA, as sales-type leases instead of as operating leases.
Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments are due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately.
This Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2009, initially filed with the SEC on February 9, 2009 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly and year-to-date periods ended December 31, 2009, this change in accounting treatment and financial statement restatements has resulted in:
• No impact to our cash, cash equivalents, short-term investments; or overall cash flow;
• Increases in our revenue of $1.5 million (9%), a decrease in our net income of $0.1 million (7%) and a reduction in our earnings per share of $0.01 (25%) for the quarter ended December 31, 2009, and an increase in our revenue of $4.2 million (10%), a decrease in our net loss of $1.1 million (32%) and a reduction in our loss per share of $0.05 (33%) for the nine months ended December 31, 2009; and
• Increases in our current assets of $2.5 million (3%), our total assets of $1.4 million (1%), our total liabilities of $0.3 million (1%) and a reduction in our retained deficit of $1.1 million (55%).

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the nine months ended December 31, 2009 as filed on Form 10-Q on February 9, 2010 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of December 31, 2009
	As Previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$13,397	$1,020	$14,417
Deferred tax assets, current	549	806	1,355
Prepaid expenses and other current assets	1,955	633	2,588
Total current assets	73,354	2,459	75,813
Property and equipment, net	30,732	(3,550)	27,182
Deferred tax assets, long-term	1,826	(1,227)	599
Accounts receivable, long-term	—	3,686	3,686
Total assets	107,495	1,368	108,863

Liabilities and Shareholders’ Equity:
Accrued expenses	2,792	261	3,053

Shareholders’ equity:
Retained deficit	(2,009)	1,107	(902)

	Consolidated Statements of Operations
	Three months ended December 31, 2009			Nine months ended December 31, 2009
	As Previously			As Previously
	reported	Adjustments	As Restated	reported	Adjustments	As Restated

Product revenue	$17,205	$1,532	$18,737	$41,645	$4,234	$45,879
Cost of product revenue	10,633	1,227	11,860	27,727	3,002	30,729
Interest expense	(67)	1	(66)	(197)	5	(192)
Dividend and interest income	49	108	157	248	291	539
Income tax expense (benefit)	(249)	467	218	(1,072)	420	(652)
Net income (loss)	807	(53)	754	(3,365)	1,107	(2,257)

Net income (loss) per share attributable to common shareholders — basic	$0.04	$(0.01)	$0.03	$(0.15)	$0.05	$(0.10)
Net income (loss) per share attributable to common shareholders — diluted	$0.04	$(0.01)	$0.03	$(0.15)	$0.05	$(0.10)
Weighted average common shares outstanding — basic	21,792,175	—	21,792,175	21,709,799	—	21,709,799
Weighted average common shares outstanding — diluted	22,567,575	—	22,567,575	21,709,799	—	21,709,799

	Consolidated Statements of Cash Flows
	Nine months ended December 31, 2009
	As Previously
	Reported	Adjustments	As Restated
Net loss	$(3,365)	$1,107	$(2,257)
Deferred income tax benefit	(1,234)	421	(813)
Accounts receivable	(1,950)	(1,019)	(2,969)
Prepaid expenses and other assets and liabilities	1,414	(4,165)	(2,751)
Accrued expenses	633	105	738

Net cash used in operating activities	(175)	(3,551)	(3,726)

Purchase of property and equipment	(4,268)	126	(4,142)
Purchase of property and equipment leased to customers under operating leases	(5,328)	3,425	(1,903)

Net cash used in investing activities	(4,254)	3,551	(703)
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

In August 2009, we created Orion Technology Ventures (“OTV”), a new operating division which is exploring whether we should offer our customers additional alternative renewable energy systems, such as those using wind and solar technologies. This division is conducting research on various renewable energy technologies that we may be able to add to our menu of products, applications and services offered, make recommendations to our senior management regarding the technologies’ viability, develop commercialization tactics, and if determined commercially viable, ultimately add the technology into our menu of products, applications and services offered through our distribution channels. In the second quarter of fiscal 2010, we began researching three test solar photovoltaic (“PV”) electricity generating projects. These projects are helping us answer technological, installation and commercial feasability questions before determining how this technology may fit into our overall business plan. In the third quarter of fiscal 2010, we completed our test analysis on two of the three initial PV projects that were initiated through OTV and executed our first cash sale and our first purchase power agreement (“PPA”) as a result of the successful testing of these systems. A PPA contract is a supply side agreement for the generation of electricity and subsequent sale to the end user. We expect the installation and customer acceptance of these systems to be completed during our fiscal 2010 fourth quarter or our fiscal 2011 first quarter. In the near term we do not anticipate revenue contributions from these projects to be significant.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. For the first nine months of fiscal 2010, we maintained our efforts in selling through our contractor and value-added reseller channels with marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 43% of our total cash revenue in the first nine months of fiscal 2010 compared to 40% of total cash revenue contributed in fiscal 2009.
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
For the first nine months of fiscal 2010, we recognized $4.2 million of revenue from completed OTA contracts. As of December 31, 2009, we had signed 82 customers to OTA contracts representing future gross cash flows of $7.9 million. In the future, we expect an increase in the volume of OTA contracts as our customers take advantage of our value proposition without incurring an up-front capital cost.
Other than OTA sales, we recognize revenue on product only sales at the time of shipment. For projects consisting of multiple elements of revenue, such as a combination of product sales and services, we separate the project into separate units of accounting based on their relative fair values for revenue recognition purposes. Additionally, the deferral of revenue on a delivered element may be required if such revenue is contingent upon the delivery of the remaining undelivered elements. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their fair value, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 27% and 36% of our total revenue for the first nine months of fiscal 2010 and fiscal 2009, respectively. No single customer accounted for more than 10% of our total revenue for either our first nine months of fiscal 2010 or fiscal 2009. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
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
Contracted Revenue. Although “Contracted Revenue” is not a term recognized under GAAP, since the volume of our OTA and PPA business is expected to continue to increase and because our OTA revenues are not recognized until project completion occurs and due to the long-term operating lease treatment of our PPA projects, we believe Contracted Revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define Contracted Revenue as the total contractual value of all firm purchase orders received for our products and services and the expected future potential gross cash flow streams, including all renewal periods, for all OTAs upon the execution of the contract and the discounted value of future potential revenue from energy generation over the life of all PPAs along with the discounted value of revenue for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For cash Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue within 30 days from receipt of purchase order. For OTA Contracted Revenue, we generally expect that we will recognize GAAP revenue upon project completion within 90-120 days from the firm contract date. For PPA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total Contracted Revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. For the three months ended December 31, 2008 and 2009, our contracted revenue was $23.3 million and $21.4 million, which included $0.8 million and $3.4 million of future gross cash flow streams associated with OTA and OTV contracts, respectively. For the first nine months of fiscal 2009 and fiscal 2010, our contracted revenue was $57.1 million and $57.2 million, which for the first nine months of fiscal 2009 and fiscal 2010 included $0.8 million and $8.1 million of future gross cash flow streams associated with OTA and OTV contracts.
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
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 26% of our total cost of revenue for the first nine months of fiscal 2010 and were 21% of total cost of revenue for the first nine months of fiscal 2009. Our cost of revenue from OTA projects is recorded as an asset on our balance sheet during the implementation stage of the project and expensed to product cost of goods sold upon completion of installation and the customers’ acceptance of the technology. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During the first nine months of fiscal 2010, we reduced headcounts and improved production product flow through reengineering of our assembly stations.

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
Income Taxes. We had federal and state credit carryforwards that each totaled approximately $0.5 million as of March 31, 2009. These federal and state net operating losses and credit carryforwards will begin to expire in varying amounts between 2020 and 2029. Anytime a company is reporting a net deferred tax asset, management needs to consider the likelihood of the assets being realized. If after management weighs the effects of both positive and negative evidence, it is determined that there is less than a 50% chance that the deferred tax asset will be realized, the company is required to establish a valuation allowance. As of December 31, 2009, a valuation allowance of $0.2 million has been established. This allowance has been established due to the potential of a portion of the state net operating loss carryforwards and state tax credit carryforwards not being realizable.
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended December 31,					Nine Months Ended December 31,
	2008		2009			2008		2009
			(As Restated)	(As Restated)	(As Restated)			(As Restated)	(As Restated)	(As Restated)
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$20,671	92.4%	$18,737	90.0%	(9.4)%	$50,840	88.8%	$45,879	90.4%	(9.8)%
Service revenue	1,704	7.6%	2,090	10.0%	22.7%	6,401	11.2%	4,897	9.6%	(23.5)%

Total revenue	22,375	100.0%	20,827	100.0%	(6.9)%	57,241	100.0%	50,776	100.0%	(11.3)%
Cost of product revenue	13,644	61.0%	11,860	56.9%	(13.1)%	33,724	58.9%	30,729	60.5%	(8.9)%
Cost of service revenue	1,311	5.9%	1,568	7.5%	19.6%	4,565	8.0%	3,455	6.8%	(24.3)%

Total cost of revenue	14,955	66.8%	13,428	64.5%	(10.2)%	38,289	66.9%	34,184	67.3%	(10.7)%

Gross profit	7,420	33.2%	7,399	35.5%	(0.3)%	18,952	33.1%	16,592	32.7%	(12.5)%
General and administrative expenses	2,438	10.9%	3,051	14.6%	25.1%	7,946	13.9%	9,357	18.4%	17.8%
Sales and marketing expenses	2,741	12.3%	3,063	14.7%	11.7%	8,164	14.3%	9,176	18.1%	12.4%
Research and development expenses	347	1.6%	404	1.9%	16.4%	1,138	2.0%	1,315	2.6%	15.6%

Income (loss) from operations	1,894	8.4%	881	4.2%	(53.5)%	1,704	2.9%	(3,256)	(6.4)%	(291.1)%
Interest expense	33	0.1%	66	0.3%	100.0%	141	0.2%	192	0.4%	36.2%
Dividend and interest income	325	1.5%	157	0.8%	(51.7)%	1,492	2.6%	539	1.1%	(63.9)%

Income (loss) before income tax	2,186	9.8%	972	4.7%	(55.5)%	3,055	5.3%	(2,909)	(5.7)%	(195.2)%
Income tax expense (benefit)	1,032	4.6%	218	1.0%	(78.9)%	1,414	2.5%	(652)	(1.3)%	(146.1)%

Net income (loss)	$1,154	5.2%	$754	3.6%	(34.7)%	$1,641	2.8%	$(2,257)	(4.4)%	(237.5)%

NM = Not Meaningful
Revenue. Product revenue decreased from $20.7 million for the fiscal 2009 third quarter ended December 31, 2008 to $18.7 million for the fiscal 2010 third quarter ended December 31, 2009, a decrease of $2.0 million, or 10%. Product revenue decreased from $50.8 million for the nine months of fiscal 2009 to $45.9 million for the first nine months of fiscal 2010, a decrease of $4.9 million, or 10%. The decrease in product revenue was a result of decreased sales of our HIF lighting systems. Service revenue increased from $1.7 million for the fiscal 2009 third quarter to $2.1 million for the fiscal 2010 third quarter, an increase of $0.4 million, or 24%. The increase in service revenue for the quarter was due to the timing of project completions within the quarter. Service revenue decreased from $6.4 million for the first nine months of fiscal 2009 to $4.9 million for the first nine months of fiscal 2010, a decrease of $1.5 million, or 23%. The decrease in service revenue was a result of the decreased sales of our HIF lighting systems. Our nine months fiscal 2010 revenue continued to be impacted by a lengthening sales cycle in the marketplace. We attribute this circumstance to general conservatism in the marketplace concerning capital spending and purchase decisions due to continuing adverse economic and credit market conditions. In our fiscal 2010 third quarter, we realized a slight improvement in our order volumes in relation to our fiscal 2010 second quarter.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $13.6 million for the fiscal 2009 third quarter to $11.9 million for the fiscal 2010 third quarter, a decrease of $1.7 million, or 13%. Our cost of product revenue decreased from $33.7 million for the first nine months of fiscal 2009 to $30.7 million for the first nine months of fiscal 2010, a decrease of $3.0 million, or 9%. Our cost of service revenues increased from $1.3 million for the fiscal 2009 third quarter to $1.6 million for the fiscal 2010 third quarter, an increase of $0.3 million, or 23%. Our cost of service revenue decreased from $4.6 million for the first nine months of fiscal 2009 to $3.5 million for the first nine months of fiscal 2010, a decrease of $1.1 million, or 24%. Total gross margin increased from 33.2% for the fiscal 2009 third quarter to 35.5% for the fiscal 2010 third quarter and decreased from 33.1% for the first nine months of fiscal 2009 to 32.7% for the first nine months of fiscal 2010. During the fiscal 2010 third quarter, we maintained improvements in our product gross margins, in spite of the volume decline, resulting from our efforts to reengineer our assembly processes, including the implementation of cell manufacturing stations, a reduction in headcount and a reduction in work hours, and reduction in discretionary spending and premium costs, like overtime. The decrease in gross margin for the first nine months of fiscal 2010 was attributable to unabsorbed manufacturing capacity costs related to the decline in product revenues.

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
General and administrative expenses increased from $7.9 million for the first nine months of fiscal 2009 to $9.4 million for the first nine months of fiscal 2010, an increase of $1.5 million, or 19%. The increase was a result of: (i) $0.3 million in costs related to the write down of a long-term note receivable and bad debt charges on aged accounts receivables; (ii) $0.4 million in severance compensation costs and headcount additions; (iii) $0.4 million as a result of a one-time gain on asset disposal in the first nine months of fiscal 2009 that did not recur in the first nine months of fiscal 2010 and (iv) $0.9 million increase for occupancy costs related to the completion of our new technology center, including approximately $0.1 million for one-time start-up charges. These cost increases were partially offset by $0.5 million in decreased compensation costs resulting from headcount reductions and other discretionary spending reductions.
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
Research and Development. Our research and development expenses increased from $0.3 million for the fiscal 2009 third quarter to $0.4 million for the fiscal 2010 third quarter, an increase of $0.1 million, or 33%. Research and development expenses increased from $1.1 million for the first nine months of fiscal 2009 to $1.3 million for the first nine months of fiscal 2010. Expenses incurred for the first nine months of fiscal 2010 related to compensation costs for the development and support of new products, depreciation expenses for lab and research equipment and testing costs related to our new wireless controls and exterior lighting product initiatives.
Interest Expense. Our interest expense increased from $33,000 for the fiscal 2009 third quarter to $66,000 for the fiscal 2010 third quarter, an increase of $33,000, or 100%. Our interest expense increased from $141,000 for the first nine months of fiscal 2009 to $192,000 for the first nine months of fiscal 2010, an increase of $51,000, or 36%. The increase in interest expense was due to the elimination of capitalized interest resulting from the completion of our corporate technology center. For the first nine months of fiscal 2009 and fiscal 2010, we capitalized $186,000 and $21,000 of interest for construction in progress, respectively.
Dividend and Interest Income. Our dividend and interest income decreased from both the three- and nine—month fiscal 2009 periods to the three- nine-month fiscal 2010 periods as a result of declining market interest rates and the reduction in our cash balances year over year due to cash used for our common share repurchase.
Income Taxes. Our income tax expense decreased from both the three- and nine-month fiscal 2009 periods to the three- and nine—month fiscal 2010 periods due to the reduction in our taxable income. Our effective income tax rate for the first nine months of fiscal 2009 was 46.3%, compared to a benefit rate of 22.4% for the first nine months of fiscal 2010. The change in our effective tax rate was due to a reduction of benefits for non-deductible stock compensation expense from prior incentive stock option grants, a mix change in state rates and an increase in federal tax credits available.

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
Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2008 and 2009 (in thousands):

	Nine Months Ended
	December 31,
	2008	2009
		(As Restated)
Operating activities	$(468)	$(3,726)
Investing activities	(33,491)	(703)
Financing activities	(20,178)	202

Decrease in cash and cash equivalents	$(54,137)	$(4,227)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the first nine months of fiscal 2010, was $3.7 million and consisted of net cash of $4.1 million provided from working capital purposes, offset by net loss adjusted non-cash expense items of $0.3 million. Cash used for working capital purposes consisted of an increase of $3.0 million in trade receivables due to the increasing volume of our OTA finance contracts being completed, a $2.8 million increase in prepaid and other due to an increase of $3.7 in long-term accounts receivable from our OTA finance program offset by a decrease in prepaid expenses resulting from refunds of deposits held under construction projects and for operating leases and the amortization of expenses and a $4.3 million increase in inventories resulting from purchases of ballast and wireless component inventories. We increased our level of inventory for these components due to longer lead times and supply availability concerns for inventory components shipping out of Asia. These amounts were offset by an increase of $5.2 million in accounts payable for inventory purchases with payment terms and a $0.6 million increase in accrued expenses resulting from increases in accrued severance costs, increases in accrued legal expenses and increased deposit payments for OTA contracts.
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
Cash Flows Related to Investing Activities. For the first nine months of fiscal 2010, cash used in investing activities was $0.7 million.

This included $4.1 million for capital expenditures related to the technology center, operating software systems, and processing equipment for capacity and cost improvement measures, $1.9 million for OTV solar PV equipment installed and operating at customer locations and $0.2 million for investment into patents, offset by cash provided from the maturation of short-term investments of $5.5 million.
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
Working Capital
Our net working capital as of December 31, 2009 was $59.1 million, consisting of $75.8 million in current assets and $16.7 million in current liabilities. Our net working capital as of March 31, 2009 was $67.5 million, consisting of $78.4 million in current assets and $10.9 million in current liabilities. Our inventories have increased from our prior fiscal year-end by $4.3 million due to increasing the level of our wireless control inventories based upon our Phase 2 initiatives and an increase in ballast component inventories. The vast majorities of our wireless components are assembled overseas, require longer delivery lead times and suppliers require deposit payments at time of purchase order. We increased our inventory level of ballasts due to concerns over supply availability resulting from extended lead times for products shipping out of Asia. We generally attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
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

The credit agreement provides that we have the option to select the interest rate applicable to all or a portion of any then outstanding principal balance of the line of credit either (i) at a fluctuating rate per annum 1.00% below the prime rate in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be one and 1.25% above LIBOR. The credit agreement contains certain financial covenants including minimum net income requirements and that we maintain a net worth ratio at prescribed levels. The credit agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock, or pledge assets.
Capital Spending
We expect to incur approximately $0.6 million in capital expenditures during the remainder of fiscal 2010 to complete information technology projects, tooling and manufacturing improvements. We spent approximately $4.3 million of capital expenditure in the first nine months of fiscal 2010 on the completion of our corporate technology center, implementation of an ERP system, software development for our wireless controls technology and other tooling and equipment for new products and cost improvements in our manufacturing facility. Our capital spending plans predominantly consist of the completion of projects that have been in place for several months and for which we have already invested significant capital. We consider the completion of our ERP systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance the information technology and manufacturing improvements primarily through equipment secured loans and leases, long-term debt financing, using cash on hand or by using our available capacity under our revolving credit facility.
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

(1)
Reflects non-cancellable purchase order commitment in the amount of $11.1 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $0.6 million for improvements to information technology systems and manufacturing equipment and tooling.

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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). After re-evaluating the effectiveness of the controls noted above, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2009, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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