Form 10-Q/A
period 2010-06-30
ORION ENERGY SYSTEMS, INC.
filed 2011-08-02
CIK 1409375

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
As previously disclosed, in this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2010 to reclassify our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
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
This Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, initially filed with the SEC on August 9, 2010 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly period ended June 30, 2010, this change in accounting treatment and financial statement restatements has resulted in:
•	No impact to our cash, cash equivalents, short-term investments; or overall cash flow;

•	Increase in our revenue of $2.3 million (17%), a decrease in our net loss of $0.5 million (50%) and a reduction in our loss per share of $0.03 (60%); and

•
Increases in our current assets of $3.4 million (5%), an increase in our total assets of $1.0 million (1%), a reduction in our total liabilities of $0.3 million (2%) and a reduction in our retained deficit of $1.2 million (31%).

For a more detailed description of this financial statement restatement, see Note B, “Restatement to Financial Statements” to our consolidated financial statements and the section entitled “Restatement of Previously Issued Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.
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

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q/A
For The Quarter Ended June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2010	2010
	(As Restated)	(As Restated)
Assets
Cash and cash equivalents	$23,364	$16,196
Short-term investments	1,000	1,007
Accounts receivable, net of allowances of $382 and $335	15,991	12,895
Inventories, net	25,991	30,027
Deferred tax assets	1,244	1,758
Prepaid expenses and other current assets	4,112	5,123

Total current assets	71,702	67,006
Property and equipment, net	28,193	28,048
Patents and licenses, net	1,590	1,595
Deferred tax assets	974	1,236
Long-term accounts receivable	2,092	3,360
Other long-term assets	27	1,268

Total assets	$104,578	$102,513

Liabilities and Shareholders’ Equity
Accounts payable	$7,761	$6,452
Accrued expenses and other	4,128	3,597
Current maturities of long-term debt	562	583

Total current liabilities	12,451	10,632
Long-term debt, less current maturities	3,156	3,002
Deferred revenue, long-term	186	227
Other long-term liabilities	398	400

Total liabilities	16,191	14,261

Commitments and contingencies (See Note G)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2010 and June 30, 2010; no shares issued and outstanding at March 31, 2010 and June 30, 2010	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2010 and June 30, 2010; shares issued: 29,911,203 and 30,080,634 at March 31, 2010 and June 30, 2010; shares outstanding: 22,442,380 and 22,595,903 at March 31, 2010 and June 30, 2010	—	—
Additional paid-in capital	122,515	122,969
Treasury stock: 7,468,823 and 7,484,731 common shares at March 31, 2010 and June 30, 2010	(32,011)	(32,062)
Retained deficit	(2,117)	(2,655)

Total shareholders’ equity	88,387	88,252

Total liabilities and shareholders’ equity	$104,578	$102,513

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2009	2010
	(As Restated)	(As Restated)
Product revenue	$11,924	$15,758
Service revenue	1,951	1,219

Total revenue	13,875	16,977
Cost of product revenue	8,748	10,307
Cost of service revenue	1,255	917

Total cost of revenue	10,003	11,224

Gross profit	3,872	5,753
Operating expenses:
General and administrative	3,163	2,945
Sales and marketing	3,152	3,590
Research and development	419	610

Total operating expenses	6,734	7,145

Loss from operations	(2,862)	(1, 392)
Other income (expense):
Interest expense	(54)	(70)
Dividend and interest income	236	93

Total other income (expense)	182	23

Loss before income tax	(2,680)	(1,369)

Income tax benefit	(600)	(833)

Net loss	$(2,080)	$(536)

Basic net loss per share attributable to common shareholders	$(0.10)	$(0.02)
Weighted-average common shares outstanding	21,588,364	22,523,107
Diluted net loss per share attributable to common shareholders	$(0.10)	$(0.02)
Weighted-average common shares and share equivalents outstanding	21,588,364	22,523,107
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2009	2010
	(As Restated)	(As Restated)
Operating activities
Net loss	$(2,080)	$(536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	679	762
Stock-based compensation expense	320	248
Deferred income tax benefit	(1,203)	(776)
Change in allowance for notes and accounts receivable	22	(47)
Other	5	19
Changes in operating assets and liabilities:
Accounts receivable	(248)	3,143
Inventories	(758)	(4,036)
Prepaid expenses and other assets and liabilities	(209)	(3,215)
Accounts payable	(3,432)	(1,309)
Accrued expenses	(265)	(533)

Net cash used in operating activities	(7,169)	(6,280)
Investing activities
Purchase of property and equipment	(1,452)	(582)
Purchase of property and equipment held under operating leases	—	(4)
Purchase of short-term investments	(669)	(7)
Additions to patents and licenses	(12)	(35)
Long term investments	—	(206)

Net cash used in investing activities	(2,133)	(834)
Financing activities
Payment of long-term debt	(215)	(133)
Repurchase of common stock into treasury	(150)	—
Deferred financing costs	—	(57)
Proceeds from issuance of common stock	365	136

Net cash provided by (used in) financing activities	—	(54)

Net decrease in cash and cash equivalents	(9,302)	(7,168)
Cash and cash equivalents at beginning of period	36,163	23,364

Cash and cash equivalents at end of period	$26,861	$16,196

Supplemental cash flow information:
Cash paid for interest	$73	$63
Cash paid for income taxes	30	28
Supplemental disclosure of non-cash investing and financing activities:

Shares surrendered into treasury for stock option exercise	$—	$51
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
As previously disclosed in a Current Report on Form 8-K, on June 14, 2011, the Company’s management, with concurrence from the Audit & Finance Committee of the Company’s Board of Directors, concluded that the financial statements contained in the Form 10-Q for the quarterly period ended June 30, 2010 should no longer be relied upon and must be restated to properly record revenue from its OTAs as sales-type lease contracts.
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
The specific line-item effect of the restatement on the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2010 as filed on Form 10-Q on August 9, 2010 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of June 30, 2010
	As Previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$11,653	$1,242	$12,895
Deferred tax assets, current	170	1,588	1,758
Prepaid expenses and other current assets	4,561	562	5,123
Total current assets	63,614	3,392	67,006
Property, plant and equipment	31,923	(3,875)	28,048
Deferred tax assets, long-term	3,152	(1,916)	1,236
Accounts receivable, long-term	—	3,360	3,360
Total assets	101,552	961	102,513

Liabilities and Shareholders’ Equity:
Accrued Expenses	3,449	148	3,597
Deferred revenue, long-term	648	(421)	227

Shareholders’ equity:
Retained deficit	(3,889)	1,234	(2,655)

	Consolidated Statements of Operations
	Three months ended June 30, 2010
	As Previously
	reported	Adjustments	As Restated

Product revenue	$13,469	$2,289	$15,758
Cost of product revenue	8,525	1,782	10,307
Dividend and interest income	10	83	93
Income tax benefit	(904)	71	(833)
Net loss	(1,055)	519	(536))

Net loss per share attributable to common shareholders - basic and diluted	$(0.05)	$0.03	$(0.02)
Weighted average common shares outstanding — basic and diluted	22,523,107	—	22,523,107

	Consolidated Statements of Cash Flows
	Three months ended June 30, 2010
	As Previously
	Reported	Adjustments	As Restated
Net loss	$(1,055)	$519	$(536)
Depreciation and amortization	908	(146)	762
Deferred income tax benefit	(756)	(20)	(776)
Accounts receivable	3,011	132	3,143
Prepaid expenses and other assets and liabilities	(1,153)	(2,062)	(3,215)
Accrued expenses	(395)	(138)	(533)
Net cash used in operating activities	(4,565)	(1,715)	(6,280)

Purchase of property and equipment	(580)	(2)	(582)
Purchase or property and equipment under operating leases	(1,721)	1,717	(4)
Net cash used in investing activities	(2,549)	1,715	(834)
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the Securities and Exchange Commission on June 14, 2010 as supplemented by the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on July 22, 2011 (see, in particular, footnote B therein).
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
Included in accounts receivable are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from Orion Throughput Agreements, or OTA, lease arrangements entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 7.25%. As of June 30, 2010, the following amounts were due from the third party finance company in future periods (in thousands):

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
Inventories were comprised of the following (in thousands):

	March 31,	June 30,
	2010	2010
Raw materials and components	$11,107	$10,525
Work in process	669	834
Finished goods	14,215	18,668

	$25,991	$30,027

Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31,	June 30,
	2010	2010
	(As Restated)	(As Restated)
Land and land improvements	$1,436	$1,436
Buildings	14,072	14,205
Furniture, fixtures and office equipment	6,615	6,859
Equipment leased to customers under power purchase agreements	—	2,655
Plant equipment	7,627	7,665

Construction in progress	5,774	3,302

	35,524	36,122
Less: accumulated depreciation and amortization	(7,331)	(8,074)

Net property and equipment	$28,193	$28,048

Equipment included above under capital leases was as follows (in thousands):

	March 31,	June 30,
	2010	2010
Equipment	$25	$25
Less: accumulated amortization	(20)	(21)

Net equipment	$5	$4

The Company capitalized $21,000 and none of interest for construction in progress for the three months ended June 30, 2009 and 2010. Included in construction in progress are costs related to Company-owned equipment leased to customers under solar power purchase agreements, or PPAs, of $2.7 million and $0 as of March 31, 2010 and June 30, 2010, respectively.
Patents and Licenses
Patents and licenses are amortized over their estimated useful life, ranging from 7 to 17 years, using the straight line method.
Long-Term Finance Receivables
The Company records a long-term receivable for the non-current portion of its OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate. Long-term receivables from OTA contracts were $3.4 million as of June 30, 2010.
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

Revenue Recognition
The Company offers a financing program called the Orion Throughput Agreement, or OTA, for a customer’s lease of the Company’s energy management systems. The OTA is structured as a sales-type capital lease and upon successful installation of the system and customer acknowledgement that the product is operating as specified, revenue is recognized at the Company’s net investment in the lease which typically is the net present value of the future cash flows.

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
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $1.6 million and $832,000 as of March 31, 2010 and June 30, 2010.
Deferred revenue relates to advance customer billings and a separate obligation to provide maintenance on OTA contracts and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OTA contract is executed.
Deferred revenue was comprised of the following (in thousands):

	March 31,	June 30,
	2010	2010
	(As Restated)	(As Restated)
Deferred revenue — current liability	$338	$182
Deferred revenue — long term liability	186	227

Total deferred revenue	$524	$409

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
Net Income (Loss) per Common Share
Net Income (loss) per share of common stock is as follows for the three months ended June 30, 2009 and 2010:

	Three Months Ended
	June 30,
	2009	2010
	(As Restated)	(As Restated)

Net loss (in thousands)	$(2,080)	$(536)
Net loss per common share:
Basic	$(0.10)	$(0.02)

Diluted	$(0.10)	$(0.02)

Weighted-average common shares outstanding used in:
Basic	21,588,364	22,523,107
Diluted	21,588,364	22,523,107
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
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 10% and 27% of total cost of revenue for the three months ended June 30, 2009 and 2010.
For the three months ended June 30, 2009, one customer accounted for 11.5% of revenue. For the three months ended June 30, 2010, no customer accounted for more than 10% of revenue.
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

Revolving Credit Agreement
On June 30 2010, the Company entered into a new Credit Agreement (the Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement replaced the former credit agreement.
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
The Credit Agreement is secured by a first lien security interest in the Company’s accounts receivable, inventory and general intangibles, and a second lien priority in the Company’s equipment and fixtures. All OTA contracts, PPAs, leases, supply agreements and/or similar agreements relating to solar photovoltaic and wind turbine systems or facilities, as well as all accounts receivable and assets of the Company related to the foregoing, are excluded from these liens.
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
NOTE F — INCOME TAXES
The income tax provision for the three months ended June 30, 2010 was determined by applying an estimated annual effective tax rate of (60.8)% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Three Months Ended June 30,
	2009	2010
	(As Restated)	(As Restated)
Statutory federal tax rate	(34.0)%	(34.0)%
State taxes, net	2.6%	(6.1)%
Stock-based compensation expense	5.0%	(15.4)%
Federal tax credit	(3.5)%	5.8%
State tax credit	(0.4)%	0.0%
Permanent items	0.1%	(3.7)%
Change in valuation reserve	5.1%	(7.5)%
Other, net	2.7%	0.1%

Effective income tax rate	(22.4)%	(60.8)%

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

NOTE G — COMMITMENTS AND CONTINGENCIES
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
NOTE H — SHAREHOLDERS’ EQUITY
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
Outstanding warrants were comprised of the following:

Weighted
Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2010	76,240	$2.37
Issued	—	—
Exercised	—	—
Cancelled	—	—

Balance at June 30, 2010	76,240	$2.37

A summary of outstanding warrants at June 30, 2010 follows:

	Number of
Exercise Price	Warrants	Expiration
$2.25	38,980	Fiscal 2014
$2.50	3 37,260	Fiscal 2011

Total	76,240

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Restatement of Previously Issued Consolidated Financial Statements
As discussed in the explanatory note to this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2010 to account for our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments are due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately.
This Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, initially filed with the SEC on August 9, 2010 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly period ended June 30, 2010, this change in accounting treatment and financial statement restatements has resulted in:
•	No impact to our cash, cash equivalents, short-term investments; or overall cash flow;

•	Increase in our revenue of $2.3 million (17%), a decrease in our net loss of $0.5 million (50%) and a reduction in our loss per share of $0.03 (60%); and

•
Increases in our current assets of $3.4 million (5%), an increase in our total assets of $1.0 million (1%), a reduction in our total liabilities of $0.3 million (2%) and a reduction in our retained deficit of $1.2 million (31%).

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2010 are as follows (in thousands, except share and per share data):
The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2010 as filed on Form 10-Q on August 9, 2010 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of June 30, 2010
	As Previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$11,653	$1,242	$12,895
Deferred tax assets, current	170	1,588	1,758
Prepaid expenses and other current assets	4,561	562	5,123
Total current assets	63,614	3,392	67,006
Property, plant and equipment	31,923	(3,875)	28,048
Deferred tax assets, long-term	3,152	(1,916)	1,236
Accounts receivable, long-term	—	3,360	3,360
Total assets	101,552	961	102,513

Liabilities and Shareholders’ Equity:
Accrued Expenses	3,449	148	3,597
Deferred revenue, long-term	648	(421)	227

Shareholders’ equity:
Retained deficit	(3,889)	1,234	(2,655)

	Consolidated Statements of Operations
	Three months ended June 30, 2010
	As Previously
	reported	Adjustments	As Restated

Product revenue	$13,469	$2,289	$15,758
Cost of product revenue	8,525	1,782	10,307
Dividend and interest income	10	83	93
Income tax benefit	(904)	71	(833)
Net loss	(1,055)	519	(536)

Net loss per share attributable to common shareholders — basic and diluted	$(0.05)	$0.03	$(0.02)
Weighted average common shares outstanding — basic and diluted	22,523,107	—	22,523,107

	Consolidated Statements of Cash Flows
	Three months ended June 30, 2010
	As Previously
	Reported	Adjustments	As Restated
Net loss	$(1,055)	$519	$(536)
Depreciation and amortization	908	(146)	762
Deferred income tax benefit	(756)	(20)	(776)
Accounts receivable	3,011	132	3,143
Prepaid expenses and other assets and liabilities	(1,153)	(2,062)	(3,215)
Accrued expenses	(395)	(138)	(533)
Net cash used in operating activities	(4,565)	(1,715)	(6,280)

Purchase of property and equipment	(580)	(2)	(582)
Purchase or property and equipment under operating leases	(1,721)	1,717	(4)
Net cash used in investing activities	(2,549)	1,715	(834)
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
In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of leasing our energy management systems through our OTA finance program as an alternative to purchasing our systems for cash. Our OTA financing program provides for our customer’s leasing of our energy management systems without an up-front capital outlay. The OTA is structured as a sales-type capital lease and upon successful installation of the system and customer acknowledgement that the product is operating as specified, revenue is recognized at our net investment in the lease which typically is the net present value of the future cash flows. We expect that the number of customers who choose to lease our systems by using our OTA financing program will continue to increase in future periods.
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
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Except for our installation and recycling services, all other services are completed prior to product shipment and revenue from such services is included in product revenue because evidence of fair value for these services does not exist. In fiscal 2010 and continuing into the first quarter of fiscal 2011, we increased our efforts to expand our value-added reseller channels with the development of a partner standard operating procedural kit, marketing through mass mailings, participating in national trade organizations and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 42% of our total revenue volume in fiscal 2010 which was an increase from the 40% of total revenues contributed in fiscal 2009. This growth trend in our wholesale mix of total revenues continued to increase during the fiscal 2011 first quarter as our wholesale mix of total revenues was 53% compared to 32% in the first quarter of fiscal 2010.
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

For the fiscal 2011 first quarter, we recognized $2.5 million of revenue from completed OTA contracts. As of June 30, 2010, we had signed 101 customers OTA contracts representing future potential gross cash flows of $8.9 million. In the future, we expect an increase in the volume of OTA contracts as our customers take advantage of our value proposition without incurring up-front capital cost.
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 41% and 27% of our total revenue for the first quarter of fiscal 2010 and fiscal 2011, respectively. One customer accounted for 12% of our total revenue for our fiscal 2010 first quarter and no customers accounted for more than 10% of our total revenue for our fiscal 2011 first quarter. If large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA program and any new products, applications and service that we may introduce through our Orion Engineered Systems division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Contracted Revenue. Although “Contracted Revenue” is not a term recognized under GAAP, since the volume of our OTA and PPA business is expected to continue to increase and because our OTA revenues are not recognized until project completion occurs and due to the long-term operating lease treatment of our PPA projects, we believe Contracted Revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define Contracted Revenue as the total contractual value of all firm purchase orders received for our products and services and the expected future potential cash flow streams, including all renewal periods, for all OTAs upon the execution of the contract and the discounted value of future potential revenue from energy generation over the life of all PPAs along with the discounted value of revenue for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For cash Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue within 30 days from receipt of purchase order. For OTA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue upon project completion and customer acceptance within 90-120 days from the firm contract date. For PPA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total Contracted Revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. For our fiscal 2010 first quarter, total Contracted Revenue was $15.4 million, which included $2.3 million of future potential cash flow streams associated with OTA contracts. For our fiscal 2011 first quarter, total Contracted Revenue was $18.8 million, an increase of 22% compared to the first quarter of fiscal 2010, which included of $2.2 million of future potential cash flow streams associated with OTA contracts and $1.9 million of potential discounted revenue streams from PPA contracts.

Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OTA contracts in the implementation process, PPA contracts or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of June 30, 2010, we had a backlog of firm purchase orders of approximately $3.6 million compared to $3.2 million as of March 31, 2010. We generally expect this level of firm purchase order backlog to be converted into revenue within the following quarter. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OTA contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 10% of our total cost of revenue for the first quarter of fiscal 2010 and were 27% of total cost of revenue for the first quarter of fiscal 2011. The increase in purchasing activity was to increase safety stock levels of electronic components due to supply-side concerns over product availability. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. During the past few years, we have vertically integrated some of our processes previously performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line, a power cord assembly line and acquired production fabrication equipment. Each of these production items provide us with additional capacity to continue to support our potential future revenue growth. We expect that these processes will help to reduce overall unit costs upon the equipment becomes more fully utilized. During fiscal 2010, we reengineered our manufacturing production product flow, consolidated product assembly stations, eliminated redundant material handling activities and improved production efficiencies. These design improvements helped reduce manufacturing direct and indirect labor costs.
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
Dividend and Interest Income. We report interest income earned from our financed OTA contracts and on our cash and cash equivalents and short term investments. For the first quarter of fiscal 2011, our interest income declined compared to the first quarter of fiscal 2010 as a result of the decrease in our cash and cash equivalents.
Income Taxes. As of March 31, 2010, we had federal tax credit carryforwards of approximately $0.5 million and state credit carryforwards of approximately $0.1 million, which is net of a valuation allowance of $0.4 million. Management believes it is more likely than not that we will realize the benefits of most of these assets and has reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.
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

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2009		2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change
Product revenue	$11,924	85.9%	$15,758	92.8%	32.2%
Service revenue	1,951	14.1%	1,219	7.2%	(37.5)%

Total revenue	13,875	100.0%	16,977	100.0%	22.4%
Cost of product revenue	8,748	63.0%	10,307	60.7%	17.8%
Cost of service revenue	1,255	9.0%	917	5.4%	(26.9)%

Total cost of revenue	10,003	72.1%	11,224	66.1%	12.2%

Gross profit	3,872	27.9%	5,753	33.9%	48.6%
General and administrative expenses	3,163	22.8%	2,945	17.3%	(6.9)%
Sales and marketing expenses	3,152	22.7%	3,590	21.1%	13.9%
Research and development expenses	419	3.0%	610	3.6%	45.6%

Loss from operations	(2,862)	(20.6)%	(1,392)	(8.2)%	51.4%
Interest expense	54	0.4%	70	0.4%	(29.6)%
Interest income	236	1.7%	93	0.5%	(60.6)%
Loss before income tax	(2,680)	(19.3)%	(1,369)	(8.1)%	(48.9)%
Income tax (benefit)	(600)	(4.3)%	(833)	(4.9)%	38.8%

Net loss	$(2,080)	(15.0)%	$(536)	(3.2)%	74.2%

Contracted Revenue. Total contracted revenue increased from $15.4 million, which included $2.3 million of future potential gross cash flow streams associated with OTA contracts, for the fiscal 2010 first quarter to $18.8 million, which included $2.2 million of future potential gross cash flow streams associated with OTA contracts and $1.9 million of discounted potential revenue streams from PPA contracts, for the fiscal 2011 first quarter, an increase of $3.4 million, or 22%. The increase in contracted revenue from the prior year was due to the impact of the $1.9 million discounted PPA contract and improved order activity from both our wholesale channel and direct sales channel. We attribute this slight improvement in orders to an improved economic environment versus the first quarter of fiscal 2010.
Revenue. Product revenue increased from $11.9 million for the fiscal 2010 first quarter to $15.8 million for the fiscal 2011 first quarter, an increase of $3.9 million, or 33%. The increase in product revenue was a result of increased sales of our HIF lighting systems. Service revenue decreased from $2.0 million for the fiscal 2010 first quarter to $1.2 million for the fiscal 2011 first quarter, a decrease of $0.8 million or 40%. The decrease in service revenues was a result of the continued percentage increase of total revenues to our wholesale channels where services are not provided, a trend that we expect to continue. While we were encouraged by the improvement in first quarter fiscal 2011 revenues versus the prior year first quarter, we believe that our product and service revenues continue to be impacted by a lengthened sales cycle in the marketplace. We attribute this to general conservatism in the marketplace concerning capital spending and purchase decisions due to adverse economic and credit market conditions.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $8.8 million for the fiscal 2010 first quarter to $10.3 million for the fiscal 2011 first quarter, an increase of $1.5 million, or 17%. Our cost of service revenues decreased from $1.3 million for the fiscal 2010 first quarter to $0.9 million for the fiscal 2011 first quarter, a decrease of $0.4 million, or 31%. Total gross margin increased from 27.9% for the fiscal 2010 first quarter to 33.9% for the fiscal 2011 first quarter. The increase in gross margin was attributable to cost containment efforts through the reduction of direct and indirect headcounts, improved production efficiencies resulting from the reengineering of our assembly process, and reductions in discretionary spending.
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
Sales and Marketing. Our sales and marketing expenses increased from $3.2 million for the fiscal 2010 first quarter to $3.6 million for the fiscal 2011 first quarter, an increase of $0.4 million, or 13%. The increase was a result of increased marketing and commission costs related to our efforts to expand our partner channels, increased travel costs for customer site visits and increased costs for participation in trade shows. Total sales and marketing headcount as of June 30, 2009 was 71. Total sales and marketing headcount as of June 30, 2010 was 83.

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
Interest Income. Interest income decreased from $0.2 million for the fiscal 2010 first quarter to $93,000 for the fiscal 2011 first quarter, a decrease of $0.1 million, or 50%. The decrease in investment income was a result of less cash invested and a decrease in interest rates on our short-term investments.
Income Taxes. Our income tax benefit increased from a benefit of $0.6 million for the fiscal 2010 first quarter to a benefit of $0.8 million for the fiscal 2011 first quarter. Our effective income tax rate for the fiscal 2010 first quarter was (22.4%), compared to (60.8)% for the fiscal 2011 first quarter. The change in our effective tax rate was due to the change in recognized benefits for non-deductible stock compensation expense and a mix change in state tax rates.
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
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended
	June 30,
	2009	2010
	(As Restated)	(As Restated)
Operating activities	$(7,169)	$(6,280)
Investing activities	(2,133)	(834)
Financing activities	—	(54)

Increase (decrease) in cash and cash equivalents	$(9,302)	$(7,168)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items; including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the fiscal 2011 first quarter was $6.3 million and consisted of net cash of $5.9 million used for working capital purposes and a net loss adjusted for non-cash expense items of $0.4 million. Cash used for working capital consisted of an increase of $4.0 million in inventory for purchases described under “— Liquidity and Capital Resources — Working Capital” below.
Cash used in operating activities for the fiscal 2010 first quarter was $7.2 million and consisted of net cash of $4.9 million used for working capital purposes and by a net loss adjusted for non-cash expense items of $2.3 million. Cash used for working capital consisted of an increase of $0.8 million in inventory as we continued to invest in the development of our Phase 2 wireless controls initiative. Total wireless inventories increased by $2.8 million within the quarter, while our existing HIF lighting systems inventories decreased by $2.0 million. The electrical and computer components for our wireless control devices are produced overseas and suppliers currently have lead times extending forward nine to 12 months. Additionally, these foreign suppliers require cash deposits upon order. Other uses of cash for working capital consisted of a reduction in accounts payable of $3.4 million resulting from payments to vendors, and a $0.3 million increase in other current assets resulting from our investment in cost of materials shipped for OTA contracts that have not yet been completed and no revenue or cost has yet been recognized.

Cash Flows Related to Investing Activities. For the fiscal 2011 first quarter, cash used in investing activities was $0.8 million. This included $0.6 million for capital improvements related to our information technology systems, manufacturing and tooling improvements and facility investments and $0.2 million for a short-term investment.
Cash used in investing activities for the fiscal 2010 first quarter was $2.1 million. This included $0.7 million for short-term investments with maturity dates ranging from 91 to 180 days and $1.4 million for capital expenditures related to the completion of our technology center, operating software systems and processing equipment for capacity and cost improvement measures in our factory.
Cash Flows Related to Financing Activities. For the fiscal 2011 first quarter, cash flows used in financing activities was $0.1 million. This included $0.1 million for repayment of long-term debt and $0.1 million for costs related to our new Credit Agreement. Cash flows provided by financing activities included proceeds of $0.1 million received from stock option exercises.
For the fiscal 2010 first quarter, cash flows used in financing activities was $0. This included $0.2 million used for common share repurchases and $0.2 million for repayment of long-term debt. Cash flows provided by financing activities included proceeds of $0.4 million received from stock option and warrant exercises.
Working Capital
Our net working capital as of June 30, 2010 was $56.4 million, consisting of $67.0 million in current assets and $10.6 million in current liabilities. Our net working capital as of March 31, 2010 was $59.2 million, consisting of $71.7 million in current assets and $12.5 million in current liabilities. Our inventories have increased from our prior fiscal year-end by $4.0 million due to an increase in the level of our wireless control inventories of $1.8 million based upon our Phase 2 initiatives, a $1.5 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders and an increase in ballast component inventories. The vast majority of our wireless components are assembled overseas and require longer delivery lead times. In addition, overseas suppliers require deposit payments at time of purchase order. As of June 30, 2010, we had nearly completed our initial purchase investment in wireless component inventories. During the fiscal 2011 first quarter, we continued to increase our inventory levels of key electronic components to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic component market and we may choose to purchase additional inventories and increase inventory safety stock levels in the future if we believe it is necessary to mitigate customer service risks. We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
We have currently been funding the systems costs of our OTA and PPA financing contracts with our own cash. To ensure long-term capital support for our expected growth of these financing programs, we are currently pursuing several financing alternatives to provide funding to specifically support the equipment and purchases that underlie our OTA and PPA contracts.
We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months, dependent upon the growth of our OTA finance programs.
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

The Credit Agreement is secured by a first lien security interest in our accounts receivable, inventory and general intangibles, and a second lien priority in our equipment and fixtures. All OTA contracts, PPAs, leases, supply agreements and/or similar agreements relating to solar photovoltaic and wind turbine systems or facilities, as well as all of our accounts receivable and assets related to the foregoing, are excluded from these liens.
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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). After re-evaluating the effectiveness of the controls noted above, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2010, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2011.

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