Form 10-Q/A
period 2010-09-30
ORION ENERGY SYSTEMS, INC.
filed 2011-08-02
CIK 1409375

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
As previously disclosed, in this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2010 to reclassify our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
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
This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2010, initially filed with the SEC on November 9, 2010 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly and year-to-date periods ended September 30, 2010, this change in accounting treatment and financial statement restatements has resulted in:
• No impact to our cash, cash equivalents, short-term investments; or overall cash flow;
• Increases in our revenue of $2.1 million (16%), a decrease in our net loss of $0.7 million (437%) and an increase in our earnings per share of $0.03 (300%) for the quarter ended September 30, 2009, and an increase in our revenue of $4.4 million (16%), a decrease in our net loss of $1.2 million (100%) and a reduction in our loss per share of $0.05 (100%) for the six months ended September 30, 2009; and
• Increases in our current assets of $5.0 million (8%), an increase in our total assets of $1.4 million (1%), a decrease in our total liabilities of $0.5 million (2%) and a reduction in our retained deficit of $1.9 million (48%).
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

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q/A
For The Quarter Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	September 30,
	2010	2010
	(As Restated)	(As Restated)
Assets
Cash and cash equivalents	$23,364	$13,324
Short-term investments	1,000	1,007
Accounts receivable, net of allowances of $382 and $446	15,991	13,381
Inventories, net	25,991	33,706
Deferred tax assets	1,244	2,361
Prepaid expenses and other current assets	4,112	6,651

Total current assets	71,702	70,430
Property and equipment, net	28,193	30,313
Patents and licenses, net	1,590	1,627
Deferred tax assets	974	1,231
Long-term accounts receivable	2,092	4,603
Other long-term assets	27	1,793

Total assets	$104,578	$109,997

Liabilities and Shareholders’ Equity
Accounts payable	$7,761	$9,235
Accrued expenses and other	4,128	3,771
Current maturities of long-term debt	562	1,202

Total current liabilities	12,451	14,208
Long-term debt, less current maturities	3,156	4,934
Deferred revenue, long-term	186	1,149
Other long-term liabilities	398	399

Total liabilities	16,191	20,690

Commitments and contingencies (See Note G)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2010 and September 30, 2010; no shares issued and outstanding at March 31, 2010 and September 30, 2010	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2010 and September 30, 2010; shares issued: 29,911,203 and 30,158,399 at March 31, 2010 and September 30, 2010; shares outstanding: 22,442,380 and 22,714,228 at March 31, 2010 and September 30, 2010	—	—
Additional paid-in capital	122,515	123,378
Shareholder notes receivable	—	(121)
Treasury stock: 7,468,823 and 7,444,171 common shares at March 31, 2010 and September 30, 2010	(32,011)	(31,835)
Accumulated deficit	(2,117)	(2,115)

Total shareholders’ equity	88,387	89,307

Total liabilities and shareholders’ equity	$104,578	$109,997

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenue	$15,219	$15,086	$27,143	$30,844
Service revenue	856	767	2,807	1,986

Total revenue	16,075	15,853	29,950	32,830
Cost of product revenue	10,122	9,745	18,870	20,053
Cost of service revenue	632	498	1,887	1,415

Total cost of revenue	10,754	10,243	20,757	21,468

Gross profit	5,321	5,610	9,193	11,362
Operating expenses:
General and administrative	3,143	2,988	6,307	5,933
Sales and marketing	2,962	3,299	6,113	6,889
Research and development	491	573	910	1,183

Total operating expenses	6,596	6,860	13,330	14,005

Loss from operations	(1,275)	(1,250)	(4,137)	(2,643)
Other income (expense):
Interest expense	(73)	(55)	(127)	(124)
Dividend and interest income	147	153	383	246

Total other income (expense)	74	98	256	122

Loss before income tax	(1,201)	(1,152)	(3,881)	(2,521)

Income tax benefit	(269)	(1,692)	(869)	(2,525)

Net loss	$(932)	$540	$(3,012)	$4

Basic net income (loss) per share attributable to common shareholders	$(0.04)	$0.02	$(0.14)	$0.00
Weighted-average common shares outstanding	21,707,477	22,638,638	21,648,246	22,581,188
Diluted net income (loss) per share attributable to common shareholders	$(0.04)	$0.02	$(0.14)	$0.00
Weighted-average common shares outstanding	21,707,477	22,901,590	21,648,246	23,007,067
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2009	2010
	(As Restated)	(As Restated)

Operating activities
Net income (loss)	$(3,012)	$4
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,325	1,543
Stock-based compensation expense	663	611
Deferred income tax benefit	(1,556)	(1,374)
Change in allowance for notes and accounts receivable	353	64
Other	(3)	34
Changes in operating assets and liabilities:
Accounts receivable	(1,969)	2,546
Inventories	560	(7,715)
Prepaid expenses and other assets and liabilities	(383)	(5,463)
Accounts payable	(2,338)	1,474
Accrued expenses	703	(357)

Net cash used in operating activities	(5,657)	(8,633)
Investing activities
Purchase of property and equipment	(2,235)	(1,957)
Purchase of property and equipment held under operating leases	—	(1,630)
Purchase of short-term investments	—	(7)
Sale of short-term investments	5,583	—
Additions to patents and licenses	(131)	(110)
Proceeds from sales of property, plant and equipment	6	1
Long-term assets	—	(330)

Net cash provided by (used in) investing activities	3,223	(4,033)
Financing activities
Payment of long-term debt	(433)	(271)
Proceeds from long-term debt	—	2,689
Repurchase of common stock into treasury	(400)	—
Deferred financing costs	—	(61)
Proceeds from issuance of common stock	517	269

Net cash (used in) provided by financing activities	(316)	2,626

Net decrease in cash and cash equivalents	(2,750)	(10,040)
Cash and cash equivalents at beginning of period	36,163	23,364

Cash and cash equivalents at end of period	$33,413	$13,324

Supplemental cash flow information:
Cash paid for interest	$149	$126
Cash paid for income taxes	30	28
Supplemental disclosure of non-cash investing and financing activities:

Shares issued from treasury for shareholder note receivable	$—	$121
Shares surrendered into treasury for stock option exercise	$—	$51
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
As previously disclosed in a Current Report on Form 8-K, on June 14, 2011, the Company’s management, with concurrence from the Audit & Finance Committee of the Company’s Board of Directors, concluded that the financial statements contained in the Form 10-Q for the quarterly period ended September 30, 2010 should no longer be relied upon and must be restated to properly record revenue from its OTAs as sales-type lease contracts.
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
The specific line-item effect of the restatement on the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2010 as filed on Form 10-Q on November 9, 2010 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of September 30, 2010
	As Previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$11,589	$1,792	$13,381
Deferred tax assets, current	521	1,840	2,361
Prepaid expenses and other current assets	5,295	1,356	6,651
Total current assets	65,442	4,988	70,430
Property, plant and equipment	36,333	(6,020)	30,313
Deferred tax assets, long-term	3,383	(2,152)	1,231
Accounts receivable, long-term	—	4,603	4,603
Total assets	108,578	1,419	109,997
Liabilities and Shareholders’ Equity:
Accrued Expenses	3,656	115	3,771
Deferred revenue, long-term	1,779	(630)	1,149

Shareholders’ equity:
Retained deficit	(4,049)	1,934	(2,115)

	Consolidated Statements of Operations
	Three months ended September 30, 2010			Six months ended September 30, 2010
	As Previously			As Previously
	reported	Adjustments	As Restated	reported	Adjustments	As Restated

Product revenue	$12,948	$2,138	$15,086	$26,417	$4,427	$30,844
Cost of product revenue	8,257	1,488	9,745	16,782	3,271	20,053
Dividend and interest income	6	147	153	16	230	246
Income tax benefit	(1,788)	96	(1,692)	(2,692)	167	(2,525)
Net income (loss)	(160)	700	540	(1,215)	1,219	4

Net income (loss) per share attributable to common shareholders — basic and diluted	$(0.01)	$0.03	$0.02	$(0.05)	$0.05	$0.00
Weighted average common shares outstanding — basic	22,638,638	—	22,638,638	22,581,188	—	22,581,188
Weighted average common shares outstanding — diluted	22,638,638	—	22,901,590	22,581,188	—	23,007,067

	Consolidated Statements of Cash Flows
	Six months ended September 30, 2010
	As Previously
	Reported	Adjustments	As Restated
Net (loss) income	$(1,215)	$1,219	$4
Depreciation and Amortization	1,994	(451)	1,543
Deferred income tax benefit	(1,337)	(37)	(1,374)
Accounts receivable	2,964	(418)	2,546
Prepaid expenses and other assets and liabilities	(1,155)	(4,308)	(5,463)
Accrued expenses	(188)	(169)	(357)
Net cash used in operating activities	(4,519)	(4,114)	(8,633)
Purchase of property and equipment	(1,955)	(2)	(1,957)
Purchase of property and equipment held under operating leases	(5,746)	4,116	(1,630)
Net cash used in investing activities	(8,147)	4,114	(4,033)

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 14, 2010 as supplemented by the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on July 22, 2011 (see, in particular, Footnote B, therein).
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
Inventories were comprised of the following (in thousands):

	March 31,	September 30,
	2010	2010
Raw materials and components	$11,107	$13,318
Work in process	669	792
Finished goods	14,215	19,596

	$25,991	$33,706

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31,	September 30,
	2010	2010
	(As Restated)	(As Restated)
Land and land improvements	$1,436	$1,468
Buildings	14,072	14,215
Furniture, fixtures and office equipment	6,615	7,146
Equipment leased to customers under finance agreements	—	2,660
Plant equipment	7,627	7,855
Construction in progress	5,774	5,711

	35,524	39,055
Less: accumulated depreciation and amortization	(7,331)	(8,742)

Net property and equipment	$28,193	$30,313

The Company capitalized $21,000 and none, respectively, of the interest costs for construction in progress for the six months ended September 30, 2009 and 2010, respectively. Included in construction in progress were costs related to Company-owned equipment leased to customers under solar power purchase agreements, or PPAs, of $2.7 million and $1.6 million as of March 31, 2010 and September 30, 2010, respectively.
Patents and Licenses
Patents and licenses are amortized over their estimated useful life, ranging from 7 to 17 years, using the straight line method.
Long-Term Finance Receivables
The Company records a long-term receivable for the non-current portion of its OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate. Long-term receivables from OTA contracts were $4.6 million as of September 30, 2010.
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
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in Prepaid expenses and other current assets on the unaudited Condensed Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $1.6 million and $1.5 million as of March 31, 2010 and September 30, 2010, respectively.
Deferred revenue relates to advance customer billings, investment tax grants received related to PPAs and a separate obligation to provide maintenance on OTA contracts and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OTA contract is executed.
Deferred revenue was comprised of the following (in thousands):

	March 31,	September 30,
	2010	2010
	(As Restated)	(As Restated)
Deferred revenue — current liability	$338	$432
Deferred revenue — long term liability	186	1,149

Total deferred revenue	$524	$1,581

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
Stock Option Plans
The fair value of each option grant for the three and six months ended September 30, 2009 and 2010 was determined using the assumptions in the following table:

	Three months Ended September 30,		Six months Ended September 30,
	2009	2010	2009	2010
Weighted average expected term	7.3 years	8.3 years	6.5 years	5.8 years
Risk-free interest rate	2.77%	2.24%	2.57%	2.25%
Expected volatility	60%	60%	60%	60%
Expected forfeiture rate	3%	10%	3%	10%
Expected dividend yield	0%	0%	0%	0%
Net Loss per Common Share
Net loss per share of common stock is as follows for the three and six months ended September 30, 2009 and 2010:

	Three months Ended September 30,		Six months Ended September 30,
	2009	2010	2009	2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income (loss) (in thousands)	$(932)	$540	$(3,012)	$4
Net income (loss) per common share:
Basic	$(0.04)	$0.02	$(0.14)	$0.00
Diluted	$(0.04)	$0.02	$(0.14)	$0.00

Weighted-average common shares outstanding used in:
Basic	21,707,477	22,638,638	21,648,246	22,581,188
Diluted	21,707,477	22,901,590	21,648,246	23,007,067
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
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 20.6% and 44.1% of total cost of revenue for the three months ended September 30, 2009 and 2010 and 14.9% and 34.1% of total cost of revenue for the six months ended September 30, 2009 and 2010.
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
NOTE D — RELATED PARTY TRANSACTIONS
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
NOTE F — INCOME TAXES
The income tax provision for the six months ended September 30, 2010 was determined by applying an estimated annual effective tax rate of (100.2)% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Six Months Ended September 30,
	2009	2010
	(As Restated)	(As Restated)
Statutory federal tax rate	(34.0)%	(34.0)%
State taxes, net	2.6%	(9.9)%
Stock-based compensation expense	5.0%	(44.6)%
Federal tax credit	(3.5)%	7.9%
State tax credit	(0.4)%	2.1%
Permanent items	0.1%	(11.7)%
Change in valuation reserve	5.1%	(10.4)%
Other, net	2.7%	0.4%

Effective income tax rate	(22.4)%	(100.2)%

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
Restatement of Prior Period Financial Statements
As discussed in the explanatory note to this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2010 to account for our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments are due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately.
We are filing this Amendment No. 1, or First Amendment, to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, or Form 10-Q, filed on November 9, 2010, to restate our unaudited interim condensed consolidated financial statements.
Background of the Restatement
As discussed above in the Explanatory Note in this Form 10-Q/A, the financial statements contained in the Form 10-Q for the quarterly period ended September 30, 2010 should no longer be relied upon and must be restated to account for our transactions under our OTAs as sales-type leases instead of as operating leases.
Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments are due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately.
This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2010, initially filed with the SEC on November 9, 2010 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly and year-to-date periods ended September 30, 2010, this change in accounting treatment and financial statement restatements has resulted in:
• No impact to our cash, cash equivalents, short-term investments; or overall cash flow;

• Increases in our revenue of $2.1 million (16%), a decrease in our net loss of $0.7 million (437%) and an increase in our earnings per share of $0.03 (300%) for the quarter ended September 30, 2009, and an increase in our revenue of $4.4 million (16%), a decrease in our net loss of $1.2 million (100%) and a reduction in our loss per share of $0.05 (100%) for the six months ended September 30, 2009; and
• Increases in our current assets of $5.0 million (8%), an increase in our total assets of $1.4 million (1%), a decrease in our total liabilities of $0.5 million (2%) and a reduction in our retained deficit of $1.9 million (48%).
The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the six months ended September 30, 2010 as filed on Form 10-Q on November 9, 2010 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of September 30, 2010
	As Previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$11,589	$1,792	$13,381
Deferred tax assets, current	521	1,840	2,361
Prepaid expenses and other current assets	5,295	1,356	6,651
Total current assets	65,442	4,988	70,430
Property, plant and equipment	36,333	(6,020)	30,313
Deferred tax assets, long-term	3,383	(2,152)	1,231
Accounts receivable, long-term	—	4,603	4,603
Total assets	108,578	1,419	109,997

Liabilities and Shareholders’ Equity:
Accrued Expenses	3,656	115	3,771
Deferred revenue, long-term	1,779	(630)	1,149

Shareholders’ equity:
Retained deficit	(4,049)	1,934	(2,115)

	Consolidated Statements of Operations
	Three months ended September 30, 2010			Six months ended September 30, 2010
	As Previously			As Previously
	reported	Adjustments	As Restated	reported	Adjustments	As Restated

Product revenue	$12,948	$2,138	$15,086	$26,417	$4,427	$30,844
Cost of product revenue	8,257	1,488	9,745	16,782	3,271	20,053
Dividend and interest income	6	147	153	16	230	246
Income tax benefit	(1,788)	96	(1,692)	(2,692)	167	(2,525)
Net income (loss)	(160)	700	540	(1,215)	1,219	4

Net income (loss) per share attributable to common shareholders — basic and diluted	$(0.01)	$0.03	$0.02	$(0.05)	$0.05	$0.00
Weighted average common shares outstanding — basic	22,638,638	—	22,638,638	22,581,188	—	22,581,188
Weighted average common shares outstanding — diluted	22,638,638	—	22,901,590	22,581,188	—	23,007,067

	Consolidated Statements of Cash Flows
	Six months ended September 30, 2010
	As Previously
	Reported	Adjustments	As Restated
Net (loss) income	$(1,215)	$1,219	$4
Depreciation and Amortization	1,994	(451)	1,543
Deferred income tax benefit	(1,337)	(37)	(1,374)
Accounts receivable	2,964	(418)	2,546
Prepaid expenses and other assets and liabilities	(1,155)	(4,308)	(5,463)
Accrued expenses	(188)	(169)	(357)
Net cash used in operating activities	(4,519)	(4,114)	(8,633)
Purchase of property and equipment	(1,955)	(2)	(1,957)
Purchase of property and equipment held under operating leases	(5,746)	4,116	(1,630)
Net cash used in investing activities	(8,147)	4,114	(4,033)
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

In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of leasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program, as well as our solar PPA, as an alternative to purchasing our systems for cash. Our OTA financing program provides for our customer’s leasing of our energy management systems without an up-front capital outlay. The OTA is structured as a sales-type capital lease and upon successful installation of the system and customer acknowledgement that the product is operating as specified, revenue is recognized at our net investment in the lease which typically is the net present value of the future cash flows. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We expect that the number of customers who choose to purchase our systems by using our OTA financing program will continue to increase in future periods.
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
We offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. The OTA program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. Our OTA contracts are sales-type capital leases under GAAP and we record revenue at the net present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type capital lease financing are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customers acknowledgement that they system is operating as specified. For the fiscal 2010 first half, we recognized $2.4 million of revenue from completed OTAs. For the fiscal 2011 first half, we recognized $5.1 million of revenue from completed OTAs. As of September 30, 2010, we had signed 127 customers to OTAs representing future potential gross cash flow streams of $13.9 million. In the future, we expect an increase in the volume of OTAs as our customers take advantage of our value proposition without incurring up-front capital cost.

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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 28% and 29% of our total revenue for the first half of fiscal 2011 and fiscal 2010, respectively. No single customer accounted for more than 10% of our total revenue for either our first half of fiscal 2011 or fiscal 2010. If large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
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
Contracted Revenue. Although “Contracted Revenue” is not a term recognized under GAAP, since the volume of our OTA and PPA business is expected to continue to increase and because our OTA revenues are not recognized until project completion occurs and due to the long-term operating lease treatment of our PPA projects, we believe Contracted Revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define Contracted Revenue as the total contractual value of all firm purchase orders received for our products and services and the expected future potential cash flow streams, including all renewal periods, for all OTAs upon the execution of the contract and the discounted value of future potential revenue from energy generation over the life of all PPAs along with the discounted value of revenue for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For cash Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue within 30 days from receipt of purchase order. For OTA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue upon project completion and customer acceptance within 90-120 days from the firm contract date. For PPA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total Contracted Revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. For our fiscal 2010 first half, total contracted revenue was $35.8 million, which included $4.7 million of future expected potential gross cash flow streams associated with OTAs. For our fiscal 2011 first half, total contracted revenue was $48.0 million, an increase of 34% compared to the first half of fiscal 2010, which included of $7.6 million of expected future potential gross cash flow streams associated with OTAs and $1.9 million of potential discounted revenue streams from PPAs.

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
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 34% of our total cost of revenue for the first half of fiscal 2011 and were 15% of total cost of revenue for the first half of fiscal 2010. The increase in purchasing activity was to increase safety stock levels of electronic components due to supply-side concerns over product availability. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. During the past few years, we have vertically integrated some of our processes previously performed at outside suppliers to help us better manage delivery lead time, control process quality and inventory supply. We installed a coating line, a power cord assembly line and acquired production fabrication equipment. Each of these production items provide us with additional capacity to continue to support our potential future revenue growth. We expect that these processes will help to reduce overall unit costs upon the equipment becoming more fully utilized. During fiscal 2010, we reengineered our manufacturing production product flow, consolidated product assembly stations, eliminated redundant material handling activities and improved production efficiencies. These design improvements helped reduce manufacturing direct and indirect labor costs. We have identified several manufacturing product improvements that will allow us to reduce our material costs and improve production efficiencies and expect that these cost reduction opportunities will deliver additional savings during the second half of fiscal 2011.
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

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended September 30,					Six Months Ended September 30,
	2009		2010			2009		2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$15,219	94.7%	$15,086	95.2%	(0.9)%	$27,143	90.6%	$30,844	94.0%	13.6%
Service revenue	856	5.3%	767	4.8%	(10.4)%	2,807	9.4%	1,986	6.0%	(29.2)%

Total revenue	16,075	100.0%	15,853	100.0%	(1.4)%	29,950	100.0%	32,830	100.0%	9.6%
Cost of product revenue	10,122	63.0%	9,745	61.5%	(3.7)%	18,870	63.0%	20,053	61.1%	6.3%
Cost of service revenue	632	3.9%	498	3.1%	(21.2)%	1,887	6.3%	1,415	4.3%	(25.0)%

Total cost of revenue	10,754	66.9%	10,243	64.6%	(4.7)%	20,757	69.3%	21,468	65.4%	3.4%

Gross profit	5,321	33.1%	5,610	35.4%	5.4%	9,193	30.7%	11,362	34.6%	23.6%
General and administrative expenses	3,143	19.6%	2,988	18.8%	(4.9)%	6,307	21.1%	5,933	18.1%	(5.9)%
Sales and marketing expenses	2,962	18.4%	3,299	20.8%	11.4%	6,113	20.4%	6,889	21.0%	12.7%
Research and development expenses	491	3.1%	573	3.6%	16.7%	910	3.0%	1,183	3.6%	29.9%

Loss from operations	(1,275)	(7.9)%	(1,250)	(7.9)%	1.9%	(4,137)	(13.8)%	(2,643)	(8.1)%	36.1%
Interest expense	73	0.5%	55	0.3%	(26.0)%	127	0.4%	124	0.4%	(2.4)%
Dividend and interest income	147	0.9%	153	1.0%	4.1%	383	1.3%	246	0.8%	(35.8)%

Loss before income tax	(1,201)	(7.5)%	(1,152)	(7.3)%	(4.1)%	(3,881)	(13.0)%	(2,521)	(7.7)%	35.0%
Income tax benefit	(269)	(1.7)%	(1,692)	(10.7)%	529.0%	(869)	(2.9)%	(2,525)	(7.7)%	190.6%

Net loss	$(932)	(5.8)%	$540	3.4%	157.9%	$(3,012)	(10.1)%	$4	0.0%	100.1%

Contracted Revenue. Total contracted revenue increased from $20.3 million, which included $2.4 million of future potential gross cash flow streams associated with OTAs, for the fiscal 2010 second quarter to $29.2 million, which included $5.3 million of future potential gross cash flow streams associated with OTAs, for the fiscal 2011 second quarter, an increase of $8.9 million, or 44%. The increase in contracted revenue from the prior year was due to increased order activity of renewable technologies through our Orion Engineered Systems division and an increase in completed OTAs as customers continue to be constrained by limited capital budgets. Total contracted revenue increased from $35.8 million, which included $4.7 million of future potential gross cash flow streams associated with OTAs, for the fiscal 2010 first half to $48.0 million, which included $7.6 million of future potential gross cash flow streams associated with OTAs and $1.9 million of discounted potential revenue from PPAs, for the fiscal 2011 first half, an increase of $12.2 million, or 34%. We attribute this improvement in contracted revenue to an increase in the number of OTAs and PPAs and a slightly improved economic environment versus the first half of fiscal 2010.
Revenue. Product revenue decreased from $15.2 million for the fiscal 2010 second quarter to $15.1 million for the fiscal 2011 second quarter, a decrease of $0.1 million, or 1%. The decrease in product revenue was a result of a large influx of orders at the end of September which were not able to be produced and shipped within the quarter. The backlog of cash orders at the end of September exceeded $13.0 million. Service revenue decreased from $0.9 million for the fiscal 2010 second quarter to $0.8 million for the fiscal 2011 second quarter, a decrease of $0.1 million or 11%. The decrease in service revenue was a result of the continued percentage increase of total revenue to our wholesale channels where services are not provided, a trend that we expect to continue. Product revenue increased from $27.1 million for the fiscal 2010 first half to $30.8 million for the fiscal 2011 first half, an increase of $3.7 million, or 14%. The increase in product revenue was a result of increased sales of our HIF lighting systems. Service revenue decreased from $2.8 million for the fiscal 2010 first half to $2.0 million for the fiscal 2011 first half, a decrease of $0.8 million or 29%. The decrease in service revenue was a result of the continued percentage increase of total revenue to our wholesale channels where services are not provided, a trend that we expect to continue. While we were encouraged by the improvement in first half fiscal 2011 revenue versus the prior year first half, we believe that our product and service revenue continue to be impacted by a lengthened sales cycle in the marketplace due to general conservatism in the marketplace regarding capital spending.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $10.1 million for the fiscal 2010 second quarter to $9.7 million for the fiscal 2011 second quarter, a decrease of $0.4 million, or 4%. Our cost of service revenue decreased from $0.6 million for the fiscal 2010 second quarter to $0.5 million for the fiscal 2011 second quarter, a decrease of $0.1 million, or 17%. Total gross margin increased from 33.1% for the fiscal 2010 second quarter to 35.4% for the fiscal 2011 second quarter. Our cost of product revenue decreased from $18.9 million for the fiscal 2010 first half to $20.1 million for the fiscal 2011 first half, a decrease of $1.2 million, or 6%. Our cost of service revenue decreased from $1.9 million for the fiscal 2010 first half to $1.4 million for the fiscal 2011 first half, a decrease of $0.5 million, or 26%. Total gross margin increased from 30.7% for the fiscal 2010 first half to 34.6% for the fiscal 2011 first half. The increase in gross margin was attributable to cost containment efforts through the reduction of direct and indirect headcounts, improved production efficiencies resulting from the reengineering of our assembly process, negotiated price decreases on raw material purchases and reductions in discretionary spending.

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
Interest Income. Interest income was relatively flat for the fiscal 2010 second quarter versus the fiscal 2011 second quarter. Interest income decreased from $0.4 million for the fiscal 2010 first half to $0.2 million for the fiscal 2011 first half, a decrease of $0.2 million or 50%. The decrease in investment income was a result of less cash invested and a decrease in interest rates on our short-term investments.
Income Taxes. Our income tax benefit was relatively flat for the fiscal 2010 second quarter versus the fiscal 2011 second quarter. Our income tax benefit decreased from a benefit of $0.9 million for the fiscal 2010 first half to a benefit of $2.5 million for the fiscal 2011 first half. Our effective income tax rate for the fiscal 2010 first half was (22.4%), compared to (100.2)% for the fiscal 2011 first half. The change in our effective tax rate was due to the change in recognized benefits for non-deductible stock compensation expense, increases in non-deductible meals and entertainment related to sales and marketing initiatives, an increase in our state valuation allowance and a mix change in state tax rates.
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
Cash Flows
The following table summarizes our cash flows for the three months ended September 30, 2009 and 2010 (in thousands):

	Six Months Ended
	September 30,
	2009	2010
	(As Restated)	(As Restated)
Operating activities	$(5,657)	$(8,633)
Investing activities	3,223	(4,033)
Financing activities	(316)	2,626

Decrease in cash and cash equivalents	$(2,750)	$(10,040)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items; including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the first half of fiscal 2011 was $8.6 million and consisted of net cash of $9.5 million used for working capital purposes and a net loss adjusted for non-cash expense items of $0.9 million. Cash used for working capital consisted of an increase in accounts receivables due to the increase of our OTA program and the long-term nature of the contracts and an increase of $7.7 million in inventory for purchases described under “— Liquidity and Capital Resources — Working Capital” below. Cash provided by working capital included $2.5 million in collections for trade receivables, a $1.5 million increase in accounts payable related to payment terms on inventory purchases during the fiscal 2011 second quarter and a $0.8 million increase in deferred revenue related to an investment tax grant received for a solar asset owned under our PPA finance program .
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
Cash Flows Related to Investing Activities. For the first half of fiscal 2011, cash used in investing activities was $4.0 million. This included $2.0 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments, $1.6 million invested in equipment related to our PPA finance programs, $0.3 million for long-term investments and $0.1 million for patent investments.
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
Working Capital
Our net working capital as of September 30, 2010 was $56.2 million, consisting of $70.4 million in current assets and $14.2 million in current liabilities. Our net working capital as of March 31, 2010 was $59.2 million, consisting of $71.7 million in current assets and $12.5 million in current liabilities. Our inventories have increased from our prior fiscal year-end by $7.7 million due to an increase in the level of our wireless control inventories of $3.8 million based upon our Phase 2 initiatives, a $1.9 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders and a $3.1 million increase in ballast component inventories. The vast majority of our wireless components are assembled overseas and require longer delivery lead times. In addition, overseas suppliers require deposit payments at time of purchase order. As of August 2010, we had completed our initial purchase and investment in wireless component inventories. During the fiscal 2011 first half, we continued to increase our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic components market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. During the second half of fiscal 2011, we expect to reduce inventories by approximately $10.0 million by reducing our safety stock to the levels as they existed prior to the electrical components supply issues, selling wireless control inventory and by shipping our solar panel inventories to customers during our fiscal 2011 third quarter. We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.

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

Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). After re-evaluating the effectiveness of the controls noted above, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2010, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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