Form 10-Q/A
period 2010-12-31
ORION ENERGY SYSTEMS, INC.
filed 2011-08-02
CIK 1409375

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
As previously disclosed, in this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended December 31, 2010 to reclassify our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases.
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
This Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2010, initially filed with the SEC on February 9, 2011 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly and year-to-date periods ended December 31, 2010, this change in accounting treatment and financial statement restatements has resulted in:
• No impact to our cash, cash equivalents, short-term investments; or overall cash flow;
• Increases in our revenue of $0.4 million (1%), an increase in our net income of $0.1 million (17%) and no change in our income per share of $0.03 (0%) for the quarter ended December 31, 2010, and an increase in our revenue of $4.8 million (8%), a decrease in our net loss of $1.3 million (233%) and a reduction in our loss per share of $0.06 (300%) for the nine months ended December 31, 2010; and
• Increases in our current assets of $4.8 million (7%), our total assets of $1.3 million (1%), and a decrease in our total liabilities of $0.8 million (3%) and a reduction in our retained deficit of $2.0 million (59%).
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

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q/A
For The Quarter Ended December 31, 2010

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2010
	(As Restated)	(As Restated)
Assets
Cash and cash equivalents	$23,364	$9,858
Short-term investments	1,000	1,010
Accounts receivable, net of allowances of $382 and $467	15,991	26,241
Inventories, net	25,991	32,230
Deferred tax assets	1,244	1,754
Prepaid expenses and other current assets	4,112	4,726

Total current assets	71,702	75,819
Property and equipment, net	28,193	30,991
Patents and licenses, net	1,590	1,634
Deferred tax assets	974	1,059
Long-term accounts receivable	2,092	4,886
Other long-term assets	27	2,963

Total assets	$104,578	$117,352

Liabilities and Shareholders’ Equity
Accounts payable	$7,761	$15,363
Accrued expenses and other	4,128	3,993
Current maturities of long-term debt	562	1,261

Total current liabilities	12,451	20,617
Long-term debt, less current maturities	3,156	4,618
Deferred revenue, long-term	186	1,036
Other long-term liabilities	398	399

Total liabilities	16,191	26,670

Commitments and contingencies (See Note G)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2010 and December 31, 2010; no shares issued and outstanding at March 31, 2010 and December 31, 2010	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2010 and December 31, 2010; shares issued: 29,911,203 and 30,224,199 at March 31, 2010 and December 31, 2010; shares outstanding: 22,442,380 and 22,792,302 at March 31, 2010 and December 31, 2010	—	—
Additional paid-in capital	122,515	123,965
Treasury stock: 7,468,823 and 7,431,897 common shares at March 31, 2010 and December 31, 2010	(32,011)	(31,767)
Shareholder notes receivable	—	(157)
Accumulated deficit	(2,117)	(1,359)

Total shareholders’ equity	88,387	90,682

Total liabilities and shareholders’ equity	$104,578	$117,352

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
	As Restated	As Restated	As Restated	As Restated
Product revenue	$18,737	$28,048	$45,879	$58,891
Service revenue	2,090	2,008	4,897	3,994

Total revenue	20,827	30,056	50,776	62,885
Cost of product revenue	11,860	19,228	30,729	39,280
Cost of service revenue	1,568	1,674	3,455	3,089

Total cost of revenue	13,428	20,902	34,184	42,369

Gross profit	7,399	9,154	16,592	20,516
Operating expenses:
General and administrative	3,051	2,709	9,357	8,642
Sales and marketing	3,063	3,235	9,176	10,124
Research and development	404	614	1,315	1,797

Total operating expenses	6,518	6,558	19,848	20,563

Income (loss) from operations	881	2,596	(3,256)	(47)
Other income (expense):
Interest expense	(66)	(98)	(192)	(223)
Dividend and interest income	157	189	539	435

Total other income (expense)	91	91	347	212

Income (loss) before income tax	972	2,687	(2,909)	165

Income tax expense (benefit)	218	1,931	(652)	(594)

Net income (loss)	$754	$756	$(2,257)	$759

Basic net income (loss) per share	$0.03	$0.03	$(0.10)	$0.03
Weighted-average common shares outstanding	21,792,175	22,726,426	21,709,799	22,629,776
Diluted net income (loss) per share	$0.03	$0.03	$(0.10)	$0.03
Weighted-average common shares and share equivalents outstanding	22,567,575	23,110,633	21,709,799	23,061,360
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2009	2010
	(As Restated)	(As Restated)
Operating activities
Net loss	$(2,257)	$759
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,956	2,341
Stock-based compensation expense	1,064	931
Deferred income tax benefit	(813)	(595)
Change in allowance for notes and accounts receivable	384	85
Other	15	25
Changes in operating assets and liabilities:
Accounts receivable	(2,969)	(10,335)
Inventories	(4,285)	(6,239)
Prepaid expenses and other assets and liabilities	(2,752)	(5,102)
Accounts payable	5,193	7,602
Accrued expenses	738	(136)

Net cash used in operating activities	(3,726)	(10,664)
Investing activities
Purchase of property and equipment	(4,142)	(2,887)
Purchase of property and equipment leased to customers under operating leases	(1,903)	(2,126)
Purchase of short-term investments	—	(10)
Sale of short-term investments	5,522	—
Additions to patents and licenses	(186)	(158)
Proceeds from sales of long-term assets	6	1
Long-term assets	—	(330)

Net cash used in investing activities	(703)	(5,510)
Financing activities
Payment of long-term debt	(640)	(528)
Proceeds from long-term debt	200	2,689
Proceeds from shareholder notes	—	1
Repurchase of common stock into treasury	(400)	—
Excess tax benefits from stock-based compensation	95	193
Deferred financing costs and offering costs	—	(61)
Proceeds from issuance of common stock	947	374

Net cash provided by financing activities	202	2,668

Net decrease in cash and cash equivalents	(4,227)	(13,506)
Cash and cash equivalents at beginning of period	36,163	23,364

Cash and cash equivalents at end of period	$31,936	$9,858

Supplemental cash flow information:
Cash paid for interest	$215	$192
Cash paid for income taxes	30	31
Supplemental disclosure of non-cash investing and financing activities

Shares issued from treasury for stock note receivable	$—	$158
Shares surrendered into treasury for stock option exercise	$—	$51
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
As previously disclosed in a Current Report on Form 8-K, on June 14, 2011, the Company’s management, with concurrence from the Audit & Finance Committee of the Company’s Board of Directors, concluded that the financial statements contained in the Form 10-Q for the quarterly period ended December 31, 2010 should no longer be relied upon and must be restated to properly record revenue from its OTAs as sales-type lease contracts.
In accordance with ASC Topic 840, Leases, the Company’s prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments became due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately. On June 9, 2011, the Company concluded that generally accepted accounting principles, or GAAP, required the Company to reclassify it, transactions under it, OTAs as sales-type leases instead of as operating leases. Accounting for OTA contracts as sales-type leases under GAAP requires the Company to record revenue at the net present value of the future payments at the time customer acceptance of it, installed and operating energy management system is complete, rather than deferring revenue recognition over the full term of the OTA contracts.
Throughout this Form 10-Q/A, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.

The specific line-item effect of the restatement on the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2010 as filed on Form 10-Q on February 9, 2011 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of December 31, 2010
	As Previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$24,326	$1,915	$26,241
Deferred tax assets, current	502	1,252	1,754
Prepaid expenses and other current assets	3,140	1,586	4,726
Total current assets	71,066	4,753	75,819
Property and equipment, net	37,741	(6,750)	30,991
Deferred tax assets, long-term	2,662	(1,603)	1,059
Accounts receivable, long-term	—	4,886	4,886
Total assets	116,066	1,286	117,352

Accrued expenses	4,190	(197)	3,993
Deferred revenue	1,599	(563)	1,036
Total liabilities	27,430	(760)	26,670

Shareholders’ equity:
Retained deficit	(3,405)	2,046	(1,359)

	Consolidated Statements of Operations
	Three months ended December 31, 2010			Nine months ended December 31, 2010
	As Previously			As Previously
	reported	Adjustments	As Restated	reported	Adjustments	As Restated

Product revenue	$27,663	$385	$28,048	$54,080	$4,811	$58,891
Cost of product revenue	18,784	444	19,228	35,566	3,714	39,280
Dividend and interest income	3	186	189	19	416	435
Income tax expense (benefit)	1,915	16	1,931	(777)	183	(594)
Net income (loss)	644	112	756	(571)	1,330	759

Net income (loss) per share attributable to common shareholders — basic	$0.03	$—	$0.03	$(0.03)	$0.06	$0.03
Net income (loss) per share attributable to common shareholders — diluted	$0.03	$—	$0.03	$(0.03)	$0.06	$0.03
Weighted average common shares outstanding — basic	22,726,426	—	22,726,426	22,629,776	—	22,629,776
Weighted average common shares outstanding — diluted	23,110,633	—	23,110,633	22,629,776	—	23,061,360

	Consolidated Statements of Cash Flows
	Nine months ended December 31, 2010
	As Previously
	reported	Adjustments	As Restated
Net (loss) income	$(571)	$1,330	$759
Depreciation and Amortization	3,145	(804)	2,341
Deferred income tax benefit	(597)	2	(595)
Accounts receivable	(9,794)	(541)	(10,335)
Prepaid expenses and other assets and liabilities	(350)	(4,752)	(5,102)
Accrued expenses	346	(482)	(136)
Net cash used in operating activities	(5,417)	(5,247)	(10,664)
Purchase of property and equipment	(2,885)	(2)	(2,887)
Purchase of property and equipment held under operating leases	(7,375)	5,249	(2,126)
Net cash used in investing activities	(10,757)	5,247	(5,510)

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 14, 2010 as supplemented by the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on July 22, 2011 (See, in particular, footnote B therein).
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
Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2010	2010
Raw materials and components	$11,107	$14,128
Work in process	669	402
Finished goods	14,215	17,700

	$25,991	$32,230

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31,	December 31,
	2010	2010
	(As Restated)	(As Restated)
Land and land improvements	$1,436	$1,474
Buildings	14,072	15,749
Furniture, fixtures and office equipment	6,615	8,056
Equipment leased to customers under Power Purchase Agreements	—	2,659
Plant equipment	7,627	7,919
Construction in progress	5,774	4,570

	35,524	40,427
Less: accumulated depreciation and amortization	(7,331)	(9,436)

Net property and equipment	$28,193	$30,991

The Company capitalized $21,000 and none, respectively, of the interest costs for construction in progress for the nine months ended December 31, 2009 and 2010, respectively. Included in construction in progress are costs related to Company-owned equipment leased to customers under solar power purchase agreements, or PPAs, of $2.7 million and $2.1 million as of March 31, 2010 and December 31, 2010, respectively.
Patents and Licenses
Patents and licenses are amortized over their estimated useful life, ranging from 7 to 17 years, using the straight line method.
Long-term Finance Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate. Long-term receivables from OTA contracts were $4.9 million as of December 31, 2010.
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

Revenue Recognition
The Company offers a financing program called the Orion Throughput Agreement, or OTA, for a customer’s lease of the Company’s energy management systems. The OTA is structured as a sales-type lease upon successful installation of the system and customer acknowledgement that the system is operating as specified, revenue is recognized at the Company’s net investment in the lease which typically is the net present value of the future cash flows.
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
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in prepaid expenses and other current assets on the unaudited Condensed Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $1.6 million and $2.0 million as of March 31, 2010 and December 31, 2010, respectively.
Deferred revenue relates to advance customer billings, investment tax grants received related to PPAs and a separate obligation to provide maintenance on OTAs and is classified as a liability on the Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OTA contract is executed.
Deferred revenue was comprised of the following (in thousands):

	March 31,	December 31,
	2010	2010
	(As Restated)	(As Restated)
Deferred revenue — current liability	$338	$276
Deferred revenue — long term liability	186	1,036

Total deferred revenue	$524	$1,312

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

Stock Option Plans
The fair value of each option grant for the three and nine months ended December 31, 2009 and 2010 was determined using the assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Weighted average expected term	5.9 years	6.0 years	6.4 years	5.6 years
Risk-free interest rate	2.33%	1.47%	2.56%	2.06%
Expected volatility	60%	74.8%	60%	60% - 74.8%
Expected forfeiture rate	3%	10%	3%	10%
Expected dividend yield	0%	0%	0%	0%
Net Income (Loss) per Common Share
Net income (loss) per share of common stock was as follows for the three and nine months ended December 31, 2009 and 2010:

	Three months Ended December 31,		Nine months Ended December 31,
	2009	2010	2009	2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income (loss) (in thousands)	$754	$756	$(2,257)	$759
Net income (loss) per common share:
Basic	$0.03	$0.03	$(0.10)	$0.03
Diluted	$0.03	$0.03	$(0.10)	$0.03

Weighted-average common shares outstanding used in:
Basic	21,792,175	22,726,426	21,709,799	22,629,776
Diluted	22,567,575	23,110,633	21,709,799	23,061,360
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
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 43% and 16% of total cost of revenue for the three months ended December 31, 2009 and 2010, respectively, and 26% and 25% of total cost of revenue for the nine months ended December 31, 2009 and 2010, respectively.
For the three and nine months ended December 31, 2009, no customers accounted for more than 10% of revenue. For the three and nine months ended December 31, 2010, one customer accounted for 19% and 9% of revenue, respectively.

As of March 31, 2010, one customer accounted for 16% of the accounts receivable balance. As of December 31, 2010, no customer accounted for more than 10% of the accounts receivable balance.
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
NOTE F — INCOME TAXES
The income tax provision for the nine months ended December 31, 2010 was determined by applying an estimated annual effective tax rate of 360.0% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Nine Months Ended December 31,
	2009	2010
	(As Restated)	(As Restated)
Statutory federal tax rate	(34.0)%	34.0%
State taxes, net	2.6%	2.0%
Stock-based compensation expense	5.0%	(388.7)%
Federal tax credit	(3.5)%	(14.7)%
State tax credit	(0.4)%	(2.2)%
State valuation allowance	0.1%	8.0%
Permanent items	5.1%	7.0%
Other, net	2.7%	(5.4)%

Effective income tax rate	(22.4)%	(360.0)%

Included in the effective rate impact for stock compensation was the conversion of incentive stock options to non-qualified stock options. The conversion was applied retrospectively, allowing the Company to benefit $0.6 million of income tax expense that was previously deferred for income tax purposes. The conversion reduced the effective tax rate for the 9 months ended December 31, 2010 to a benefit rate of 360.0% from a pre-conversion income tax expense rate of 13.3%.
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

NOTE J — SEGMENTS
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

	Revenues		Operating (Loss) Profit
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
(dollars in thousands)	2009	2010	2009	2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Segments:
Energy Management	$18,204	$19,739	$2,689	$3,203
Engineered Systems	2,623	10,317	(199)	976
Corporate and Other	—	—	(1,609)	(1,583)

	$20,827	$30,056	$881	$2,596

	Revenues		Operating (Loss) Profit
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2009	2010	2009	2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Segments:
Energy Management	$44,681	$49,507	$2,160	$4,795
Engineered Systems	6,095	13,378	(511)	135
Corporate and Other	—	—	(4,905)	(4,977)

	$50,776	$62,885	$(3,256)	$(47)

	Total Assets		Deferred Revenue
(dollars in thousands)	March 31, 2010	December 31, 2010	March 31, 2010	December 31, 2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Segments:
Energy Management	$58,332	$71,289	$390	$536
Engineered Systems	3,976	12,199	134	776
Corporate and Other	42,270	33,864	—	—

	$104,578	$117,352	$524	$1,312

The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes, included elsewhere in this Quarterly Report on Form 10-Q/A. The information below has been adjusted to reflect the impact of the restatement of our financial results which is more fully described in Note B — Restatement to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q/A and under the paragraph “Restatement of Prior Period Financial Statements” below and does not reflect any subsequent information or events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
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
Restatement of Prior Period Financial Statements
As discussed in the explanatory note to this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended December 31, 2010 to account for our transactions under our Orion Throughput Agreements, or OTAs as sales-type leases instead of as operating leases.
Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments are due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately.
We are filing this Amendment No. 1, or First Amendment, to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, or Form 10-Q, filed on February 9, 2011, to restate our unaudited interim condensed consolidated financial statements.
Background of the Restatement
As discussed above in the Explanatory Note in this Form 10-Q/A, the financial statements contained in the Form 10-Q for the quarterly period ended December 31, 2010 should no longer be relied upon and must be restated to account for our transactions under our OTAs as sales-type leases instead of as operating leases.
Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments are due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately.
This Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2010, initially filed with the SEC on February 9, 2011 (“Original Filing”), is being filed to reflect the financial statement restatement. Generally, for the quarterly and year-to-date periods ended December 31, 2010, this change in accounting treatment and financial statement restatements has resulted in:
• No impact to our cash, cash equivalents, short-term investments; or overall cash flow;
• Increases in our revenue of $0.4 million (1%), an increase in our net income of $0.1 million (17%) and no change in our income per share of $0.03 (0%) for the quarter ended December 31, 2010, and an increase in our revenue of $4.8 million (8%), a decrease in our net loss of $1.3 million (233%) and a reduction in our loss per share of $0.06 (300%) for the nine months ended December 31, 2010; and

• Increases in our current assets of $4.8 million (7%), our total assets of $1.3 million (1%), and a decrease in our total liabilities of $0.8 million (3%) and a reduction in our retained deficit of $2.0 million (59%).
The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2010 as filed on Form 10-Q on February 9, 2011 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of December 31, 2010
	As Previously
	reported	Adjustments	As Restated
Assets:
Accounts receivable	$24,326	$1,915	$26,241
Deferred tax assets, current	502	1,252	1,754
Prepaid expenses and other current assets	3,140	1,586	4,726
Total current assets	71,066	4,753	75,819
Property and equipment, net	37,741	(6,750)	30,991
Deferred tax assets, long-term	2,662	(1,603)	1,059
Accounts receivable, long-term	—	4,886	4,886
Total assets	116,066	1,286	117,352

Accrued expenses	4,190	(197)	3,993
Deferred revenue	1,599	(563)	1,036
Total liabilities	27,430	(760)	26,670

Shareholders’ equity:
Retained deficit	(3,405)	2,046	(1,359)

	Consolidated Statements of Operations
	Three months ended December 31, 2010			Nine months ended December 31, 2010
	As Previously			As Previously
	reported	Adjustments	As Restated	reported	Adjustments	As Restated

Product revenue	$27,663	$385	$28,048	$54,080	$4,811	$58,891
Cost of product revenue	18,784	444	19,228	35,566	3,714	39,280
Dividend and interest income	3	186	189	19	416	435
Income tax expense (benefit)	1,915	16	1,931	(777)	183	(594)
Net income (loss)	644	112	756	(571)	1,330	759

Net income (loss) per share attributable to common shareholders — basic	$0.03	$—	$0.03	$(0.03)	$0.06	$0.03
Net income (loss) per share attributable to common shareholders — diluted	$0.03	$—	$0.03	$(0.03)	$0.06	$0.03
Weighted average common shares outstanding — basic	22,726,426	—	22,726,426	22,629,776	—	22,629,776
Weighted average common shares outstanding - diluted	23,110,633	—	23,110,633	22,629,776	—	23,061,360

	Consolidated Statements of Cash Flows
	Nine months ended December 31, 2010
	As Previously
	reported	Adjustments	As Restated
Net (loss) income	$(571)	$1,330	$759
Depreciation and Amortization	3,145	(804)	2,341
Deferred income tax benefit	(597)	2	(595)
Accounts receivable	(9,794)	(541)	(10,335)
Prepaid expenses and other assets and liabilities	(350)	(4,752)	(5,102)
Accrued expenses	346	(482)	(136)
Net cash used in operating activities	(5,417)	(5,247)	(10,664)
Purchase of property and equipment	(2,885)	(2)	(2,887)
Purchase of property and equipment held under operating leases	(7,375)	5,249	(2,126)
Net cash used in investing activities	(10,757)	5,247	(5,510)
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

Despite the recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our record level of revenue and operating income for the third quarter of fiscal 2011, our increased backlog of cash orders at the end of our fiscal 2011 third quarter versus our backlog at the end of our fiscal 2010 third quarter, the increase in the number of our value-added resellers and their sales staffs and our cost reduction plans for the remainder of fiscal 2011. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems division, the opportunity for our participation in the replacement part aftermarket and the increasing national recognition of the importance of environmental stewardship, including legislation within the State of Wisconsin passed earlier this fiscal year that recognized our solar Apollo Light Pipe as a renewable product offering and qualified it for incentives currently offered to other renewable technologies.
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

We offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. The OTA program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. Our OTA contracts are sales-type capital leases under GAAP and we record revenue at the net present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type capital lease financing are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customers acknowledgement that they system is operating as specified. For the first nine months of fiscal 2010, we recognized $4.2 million of revenue from completed OTAs. For the first nine months of fiscal 2011, we recognized $6.3 million of revenue from completed OTAs. As of December 31, 2010, we had signed 167 customers to OTAs representing future potential gross cash flow streams of $16.6 million. In the future, we expect an increase in the volume of OTAs as our customers take advantage of our value proposition without incurring up-front capital cost.
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 35% and 27% of our total revenue for the first nine months of fiscal 2011 and fiscal 2010, respectively. No customer accounted for 10% of our total revenue for our first nine months of fiscal 2011 and fiscal 2010. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
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

Contracted Revenue. Although “Contracted Revenue” is not a term recognized under GAAP, since the volume of our OTA and PPA business is expected to continue to increase and because our OTA revenues are not recognized until project completion occurs and due to the long-term operating lease treatment of our PPA projects, we believe Contracted Revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define Contracted Revenue as the total contractual value of all firm purchase orders received for our products and services and the expected future potential cash flow streams, including all renewal periods, for all OTAs upon the execution of the contract and the discounted value of future potential revenue from energy generation over the life of all PPAs along with the discounted value of revenue for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For cash Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue within 30 days from receipt of purchase order. For OTA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue upon project completion and customer acceptance within 90-120 days from the firm contract date. For PPA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total Contracted Revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. For our first nine months of fiscal 2010, total Contracted Revenue was $57.2 million, which included $6.4 million of future expected potential gross cash flow streams associated with OTAs and $1.7 million of potential discounted revenue streams from PPAs. For our fiscal first nine months of fiscal 2011, total Contracted Revenue was $74.8 million, an increase of 31% compared to the same period in fiscal 2010, which included of $10.9 million of expected future potential gross cash flow streams associated with OTAs and $1.9 million of potential discounted revenue streams from PPAs. A reconciliation of our Contracted Revenue to our GAAP revenue for the three and nine months ended December 31, 2010 is as follows:

	Three months ended	Nine months ended
	December 31, 2010	December 31, 2010

Total Contracted Revenues	$26.7	$74.8

Change in backlog (1)	5.1	(5.4)

Contracted Revenue backlog from OTAs and PPAs (2)	(2.3)	(6.3)

Other miscellaneous	0.6	(0.2)

Revenue — GAAP basis	$30.1	$62.9

(1)
Change in backlog reflects the (increase) or decrease in cash orders at the end of the respective period where product delivery or service performance has not yet occurred. GAAP revenue will be recognized when the performance conditions have been satisfied, typically within 90 days from the end of the period.

(2)
Contracted Revenue from OTAs and PPAs are subtracted to reconcile the GAAP revenue as recognition of GAAP revenue will occur in future periods upon completion of the installation for OTAs or monthly revenue recognition for PPAs.

Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OTAs that are in process, PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of December 31, 2010, we had a backlog of firm purchase orders of approximately $8.6 million, which included $3.9 million of solar PV orders, compared to a backlog of firm purchase orders of approximately $5.1 million as of December 31, 2009. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter and our firm purchase order backlog related to solar PV systems to be recognized within the following two quarters. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through national and OTA contracts, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 25% of our total cost of revenue for the first nine months of fiscal 2011 and were 26% of total cost of revenue for the first nine months of fiscal 2010. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During the first nine months of fiscal 2010, we reduced headcounts and improved production product flow through reengineering of our assembly stations.
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
Income Taxes. As of March 31, 2010, we had federal tax credit carryforwards of approximately $0.5 million and state credit carryforwards of approximately $0.1 million, which is net of a valuation allowance of $0.4 million. Management believes it is more likely than not that we will realize the benefits of these federal assets and has reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.
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
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended December 31,					Nine Months Ended December 31,
	2009		2010			2009		2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$18,737	90.0%	$28,048	93.3%	49.7%	$45,879	90.4%	$58,891	93.6%	28.4%
Service revenue	2,090	10.0%	2,008	6.7%	(3.9)%	4,897	9.6%	3,994	6.4%	(18.4)%

Total revenue	20,827	100.0%	30,056	100.0%	44.3%	50,776	100.0%	62,885	100.0%	23.8%
Cost of product revenue	11,860	56.9%	19,228	64.0%	62.1%	30,729	60.5%	39,280	62.5%	27.8%
Cost of service revenue	1,568	7.5%	1,674	5.6%	6.8%	3,455	6.8%	3,089	4.9%	(10.6)%

Total cost of revenue	13,428	64.5%	20,902	69.5%	55.7%	34,184	67.3%	42,369	67.4%	23.9%

Gross profit	7,399	35.5%	9,154	30.5%	23.7%	16,592	32.7%	20,516	32.6%	23.6%
General and administrative expenses	3,051	14.6%	2,709	9.0%	(11.2)%	9,357	18.4%	8,642	13.7%	(7.6)%
Sales and marketing expenses	3,063	14.7%	3,235	10.8%	5.6%	9,176	18.1%	10,124	16.1%	10.3%
Research and development expenses	404	1.9%	614	2.0%	52.0%	1,315	2.6%	1,797	2.9%	36.7%

Income (loss) from operations	881	4.2%	2,596	8.6%	194.7%	(3,256)	(6.4)%	(47)	(0.1)%	98.6%
Interest expense	66	0.3%	98	0.3%	50.0%	192	0.4%	223	0.4%	16.1%
Dividend and interest income	157	0.8%	189	0.6%	21.0%	539	1.1%	435	0.7%	(19.3)%

Income (loss) before income tax	972	4.7%	2,687	8.9%	176.4%	(2,909)	(5.7)%	165	0.3%	105.7%
Income tax expense (benefit)	218	1.0%	1,931	6.4%	(785.8)%	(652)	(1.3)%	(594)	(0.9)%	8.9%

Net income (loss)	$754	3.6%	$756	2.5%	0.1%	$(2,257)	(4.4)%	$759	1.2%	133.6%

Consolidated
Revenue. Product revenue increased $9.3 million, or 50%, from $18.7 million for the fiscal 2010 third quarter to $28.0 million for the fiscal 2011 third quarter. The increase was a result of $8.0 million of revenue from sales of renewable solar PV systems through our Orion Engineered Systems division and increased sales of our HIF lighting systems to both our national account and wholesale customers. Product revenue increased $13.0 million, or 28%, from $45.9 million for the first nine months of fiscal 2010 to $58.9 million for the first nine months of fiscal 2011. Service revenue decreased $0.1 million, or 5%, from $2.1 million for the fiscal 2010 third quarter to $2.0 million for the fiscal 2011 third quarter. Service revenue decreased $0.9 million, or 18%, from $4.9 million for the first nine months of fiscal 2010 to $4.0 million for the first nine months of fiscal 2011. The decrease in service revenue was a result of the continued percentage increase of total revenue to our wholesale channels where services are not provided.
Cost of Revenue and Gross Margin. Our cost of product revenue increased $7.3 million, or 61%, from $11.9 million for the fiscal 2010 third quarter to $19.2 million for the fiscal 2011 third quarter. Our cost of product revenue increased $8.6 million, or 28%, from $30.7 million for the first nine months of fiscal 2010 to $39.3 million for the first nine months of fiscal 2011. Our cost of service revenues increased $0.1 million, or 6%, from $1.6 million for the fiscal 2010 third quarter to $1.7 million for the fiscal 2011 third quarter. Our cost of service revenue decreased $0.4 million, or 11%, from $3.5 million for the first nine months of fiscal 2010 to $3.1 million for the first nine months of fiscal 2011. Total gross margin decreased from 35.5% for the fiscal 2010 third quarter to 30.5% for the fiscal 2011 third quarter and decreased from 32.7% for the first nine months of fiscal 2010 to 32.6% for the first nine months of fiscal 2011. For the fiscal 2011 third quarter, our gross margins declined due to a higher mix of renewable product revenue from our Orion Engineered Systems division. Our gross margin percentage for the fiscal 2011 third quarter on renewable product revenue from this division was 17.2%. Gross margin from our HIF integrated systems revenue for the fiscal 2011 third quarter was 37.2%. For the first nine months of fiscal 2011, our increase in gross margin on product revenues versus the first nine months of fiscal 2010 was attributable to cost containment efforts through the reduction of direct and indirect headcounts, improved production efficiencies resulting from the reengineering of our assembly process, negotiated price decreases on raw materials and reductions in discretionary spending.
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
Interest Expense. Our interest expense increased $32,000, or 48%, from $66,000 for the fiscal 2010 third quarter to $98,000 for the fiscal 2011 third quarter. Our interest expense increased $31,000, or 16%, from $192,000 for the first nine months of fiscal 2010 to $223,000 for the first nine months of fiscal 2011. The increase in interest expense for the fiscal 2011 third quarter was due to the additional debt funding completed during our fiscal 2010 second quarter for the purpose of financing our OTA projects. For the first nine months of fiscal 2010 and fiscal 2011, we capitalized $21,000 and $0 of interest for construction in progress, respectively.
Interest Income. Interest income increased $32,000, or 20%, from $157,000 for the fiscal 2010 third quarter to $189,000 for the fiscal 2011 third quarter. Interest income decreased $0.1 million, or 19%, from $0.5 million for the first nine months of fiscal 2010 to $0.4 million for the first nine months of fiscal 2011. The increase in interest income for the fiscal 2011 third quarter was due to additional interest income earned from completed OTA projects. The decrease in investment income for the nine months ended December 31, 2011 was a result of less cash invested and a decrease in interest rates on our short-term investments.

Income Taxes. Our income tax expense increased from $0.2 million for the fiscal 2010 third quarter to $1.9 million for the fiscal 2011 third quarter. Our income tax benefit decreased from a benefit of $0.7 million for the first nine months of fiscal 2010 to a benefit of $0.6 million for the first nine months of fiscal 2011. Our effective income tax rate for the first nine months of fiscal 2010 was a benefit rate of 22.4%, compared to a benefit rate of 360.0% for the first nine months of fiscal 2011. The change in tax rate versus the prior year is due to a $0.6 million income tax benefit related to the conversion of incentive stock options to non-qualified stock options and the recognition of previously deferred income tax benefit. The impact of the conversion resulted in an income tax benefit of 360% for the nine months ended December 31, 2010 versus a pre-conversion income tax effective expense rate of 13.3%
Contracted Revenue. Total Contracted Revenue increased $5.3 million, or 25%, from $21.4 million (which included $1.7 million of future potential cash flow streams associated with OTAs and $1.7 million of future potential revenue streams associated with PPAs) for the fiscal 2010 third quarter to $26.7 million (which included $3.4 million of future potential cash flow streams associated with OTAs) for the fiscal 2011 third quarter. The increase in Contracted Revenue was due to increased order activity for our integrated lighting systems, increased orders for renewable technologies through our Orion Engineered Systems division and an increase in new customer OTA contracts completed. Total Contracted Revenue increased $17.6 million, or 31%, from $57.2 million (which included $6.4 million of future potential cash flow streams associated with OTAs and $1.7 million of future potential revenue streams associated with PPAs) for the first nine months of fiscal 2010 to $74.8 million (which included $10.9 million of future potential cash flow streams associated with OTAs and $1.9 million of future potential revenue streams associated with PPAs) for the first nine months of fiscal 2011. This improvement in Contracted Revenue was attributable to an increase in the number of OTAs and renewable project sales through our Orion Engineered Systems division, along with an improved economic environment during the third quarter of fiscal 2011.
Energy Management Segment
The following table summarizes the Energy Management segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2009	2010	2009	2010
Revenues	$18,204	$19,739	$44,681	$49,507
Operating income	2,689	3,203	2,160	4,795
Operating margin	14.8%	16.2%	4.8%	9.7%
Energy Management segment revenue increased $1.5 million, or 8%, from $18.2 million for the fiscal 2010 third quarter to $19.7 million for the fiscal 2011 third quarter. The increase was due to increased sales of our HIF lighting systems to our national account and wholesale customers, increased revenue from new product offerings, including exterior lighting and LED fixtures. Energy Management segment revenue increased $4.8 million, or 11%, from $44.7 million for the first nine months of fiscal 2010 to $49.5 million for the first nine months of fiscal 2011.
Energy Management segment operating income increased $0.5 million, or 19%, from $2.7 million for the fiscal 2010 third quarter to $3.2 million for the fiscal 2011 third quarter. Energy Management segment operating income increased $2.6 million, or 118%, from $2.2 million for the first nine months of fiscal 2010 to $4.8 million for the first nine months of fiscal 2011. The increase in operating income for both the quarter and year-to-date, was a result of improved gross margins on HIF lighting product sales due to cost reduction efforts to reduce labor costs and plant reengineering of our manufacturing processes to improve production efficiencies.
Engineered Systems Segment
The following table summarizes the Engineered Systems segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2009	2010	2009	2010
Revenues	$2,623	$10,317	$6 ,095	$13,378
Operating (loss) income	(199)	976	(511)	135
Operating margin	(7.6)%	9.5%	(8.4)%	1.0%

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
Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2009 and 2010 (in thousands):

	Nine Months Ended
	December 31,
	2009	2010
	(As Restated)	(As Restated)
Operating activities	$(3,726)	$(10,664)
Investing activities	(703)	(5,510)
Financing activities	202	2,668

Decrease in cash and cash equivalents	$(4,227)	$(13,506)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for the first nine months of fiscal 2011 was $10.7 million and consisted of net cash of $14.2 million used for working capital purposes, partially offset by net income adjusted for non-cash expense items of $3.5 million. Cash used for working capital consisted of an increase of $10.3 million in accounts receivable due to the increase in revenue and an increase of $6.2 million in inventory for purchases described under “— Liquidity and Capital Resources — Working Capital” below. Cash provided by working capital included a $7.6 million increase in accounts payable related to payment terms on inventory purchases during the fiscal 2011 third quarter.
Cash used in operating activities for the first nine months of fiscal 2010, was $3.7 million and consisted of net cash of $4.1 million provided from working capital purposes, offset by net loss adjusted non-cash expense items of $0.3 million. Cash used for working capital purposes consisted of an increase of $3.0 million in trade receivables due to the increasing volume of our OTA finance contracts being completed, a $2.8 million increase in prepaid and other due to an increase of $3.7 in long-term accounts receivable from our OTA finance program offset by a decrease in prepaid expenses resulting from refunds of deposits held under construction projects and for operating leases and the amortization of expenses and a $4.3 million increase in inventories resulting from purchases of ballast and wireless component inventories. We increased our level of inventory for these components due to longer lead times and supply availability concerns for inventory components shipping out of Asia. These amounts were offset by an increase of $5.2 million in accounts payable for inventory purchases with payment terms and a $0.7 million increase in accrued expenses resulting from increases in accrued severance costs, increases in accrued legal expenses and increased deposit payments for OTA contracts.

Cash Flows Related to Investing Activities. For the first nine months of fiscal 2011, cash used in investing activities was $5.5 million. This included $2.1 million invested in equipment related to our OTA and PPA finance programs, $2.9 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments, $0.3 million for long-term investments and $0.2 million for patent investments.
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
Working Capital
Our net working capital as of December 31, 2010 was $55.2 million, consisting of $75.8 million in current assets and $20.6 million in current liabilities. Our net working capital as of March 31, 2010 was $59.2 million, consisting of $71.7 million in current assets and $12.5 million in current liabilities. Our accounts receivables have increased from fiscal 2010 year-end by $10.3 million as a result of our increased sales activity and related revenue during our fiscal 2011 third quarter. Our inventories have increased from fiscal 2010 year-end by $6.2 million due to an increase in the level of our wireless control inventories of $1.8 million based upon our Phase 2 initiatives and a $4.4 million increase in ballast component inventories to avoid potential supply disruptions. The vast majority of our wireless components are assembled overseas and require longer delivery lead times. In addition, overseas suppliers require deposit payments at time of purchase order. As of August 2010, we had completed our initial purchase and investment in wireless component inventories. Since that period, we have been reducing our wireless inventories as we sell the products to our customers. During the first nine months of fiscal 2011, we continued to increase our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic components market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. We also are continually monitoring supply side concerns through conversations with our key vendors and currently believe that supply availability concerns, previously thought to be improving, have not diminished to the point where we anticipate reducing safety stock to the levels that existed prior to the electrical components supply issues. Accordingly, we expect to reduce inventories by approximately $4.0 million during our fiscal 2011 fourth quarter by selling wireless control inventory and through the shipment of our remaining solar panel inventories to customers during our fiscal 2011 fourth quarter. We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). After re-evaluating the effectiveness of the controls noted above, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2010, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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