Form 10-Q
period 2011-06-30
ORION ENERGY SYSTEMS, INC.
filed 2011-08-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 22,984,286 shares of the Registrant’s common stock outstanding on August 5, 2011.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended June 30, 2011

Page(s)

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2011	3

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2010 and 2011	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2010 and 2011	5

Notes to the Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	30

ITEM 4. Controls and Procedures	31

PART II OTHER INFORMATION

ITEM 1A. Risk Factors	31

ITEM 5. Other Information	31

ITEM 6. Exhibits	32

SIGNATURES	33

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2011	2011

Assets
Cash and cash equivalents	$11,560	$12,557
Short-term investments	1,011	1,012
Accounts receivable, net of allowances of $436 and $491	27,618	29,920
Inventories, net	29,507	32,174
Deferred tax assets	947	1,179
Prepaid expenses and other current assets	2,499	2,206

Total current assets	73,142	79,048
Property and equipment, net	30,017	30,126
Patents and licenses, net	1,620	1,631
Long-term accounts receivable	6,030	7,985
Deferred tax assets	2,112	2,305
Other long-term assets	2,069	2,033

Total assets	$114,990	$123,128

Liabilities and Shareholders’ Equity
Accounts payable	$12,479	$16,553
Accrued expenses and other	2,324	2,544
Deferred revenue, current	262	1,242
Current maturities of long-term debt	1,137	1,855

Total current liabilities	16,202	22,194
Long-term debt, less current maturities	4,225	6,076
Deferred revenue, long-term	1,777	1,665
Other long-term liabilities	399	400

Total liabilities	22,603	30,335

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2011 and June 30, 2011; no shares issued and outstanding at March 31, 2011 and June 30, 2011	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2011 and June 30, 2011; shares issued: 30,312,758 and 30,393,053 at March 31, 2011 and June 30, 2011; shares outstanding: 22,893,803 and 22,983,886 at March 31, 2011 and June 30, 2011	—	—
Additional paid-in capital	124,805	125,426
Treasury stock: 7,431,897 and 7,409,167 common shares at March 31, 2011 and June 30, 2011	(31,708)	(31,671)
Shareholder notes receivable	(193)	(226)
Retained deficit	(517)	(736)

Total shareholders’ equity	92,387	92,793

Total liabilities and shareholders’ equity	$114,990	$123,128

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2010	2011

Product revenue	$15,758	$21,679
Service revenue	1,219	1,095

Total revenue	16,977	22,774
Cost of product revenue	10,307	15,004
Cost of service revenue	917	734

Total cost of revenue	11,224	15,738

Gross profit	5,753	7,036
Operating expenses:
General and administrative	2,945	3,076
Sales and marketing	3,590	3,768
Research and development	610	622

Total operating expenses	7,145	7,466

Loss from operations	(1,392)	(430)
Other income (expense):
Interest expense	(70)	(87)
Dividend and interest income	93	154

Total other income	23	67

Loss before income tax	(1,369)	(363)
Income tax benefit	(833)	(144)

Net loss	$(536)	$(219)

Basic net loss per share attributable to common shareholders	$(0.02)	$(0.01)
Weighted-average common shares outstanding	22,523,107	22,921,436
Diluted net loss per share attributable to common shareholders	$(0.02)	$(0.01)
Weighted-average common shares and share equivalents outstanding	22,523,107	22,921,436
The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2010	2011

Operating activities
Net loss	$(536)	$(219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	762	927
Stock-based compensation expense	248	352
Deferred income tax benefit	(776)	(424)
Change in allowance for notes and accounts receivable	(47)	55
Other	19	13
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	3,143	(4,312)
Inventories	(4,036)	(2,667)
Prepaid expenses and other current assets	(3,215)	316
Deferred revenue	—	868
Accounts payable	(1,309)	4,074
Accrued expenses	(533)	220

Net cash used in operating activities	(6,280)	(797)
Investing activities
Purchase of property and equipment	(582)	(983)
Purchase of property and equipment held under operating leases	(4)	(3)
Purchase of short-term investments	(7)	(1)
Proceeds from asset sales	—	1
Additions to patents and licenses	(35)	(45)
Long term investments	(206)	—

Net cash used in investing activities	(834)	(1,031)
Financing activities
Payment of long-term debt	(133)	(262)
Proceeds from debt	—	2,831
Proceeds from repayment of shareholders notes	—	2
Excess tax benefits from stock-based compensation	—	159
Deferred financing costs	(57)	(3)
Proceeds from issuance of common stock	136	98

Net cash provided by (used in) financing activities	(54)	2,825

Net (decrease) increase in cash and cash equivalents	(7,168)	997
Cash and cash equivalents at beginning of period	23,364	11,560

Cash and cash equivalents at end of period	$16,196	$12,557

Supplemental cash flow information:
Cash paid for interest	$63	$72
Cash paid for income taxes	28	38
Supplemental disclosure of non-cash investing and financing activities:
Shares surrendered into treasury from stock option exercise	$51	$—
Shares issued from treasury for stock note receivable	—	35

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
In August 2009, the Company created Orion Engineered Systems, a new operating division offering additional alternative renewable energy systems. During the quarter ended December 31, 2010, the new division exceeded the thresholds for segment reporting and, accordingly, the Company introduced the presentation of operating segments in that quarter. See Note I “Segment Reporting” of these financial statements for further discussion of our reportable segments.
The Company’s corporate offices and manufacturing operations are located in Manitowoc, Wisconsin and an operations facility occupied by Orion Engineered Systems is located in Plymouth, Wisconsin.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Where appropriate, certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2012 or other interim periods.
The condensed consolidated balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on July 22, 2011.
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
Short-term investments
The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2011 and June 30, 2011 were as follows (in thousands):

	March 31, 2011
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$485	$—	$—	$485	$485	$—
Bank certificate of deposit	1,011	—	—	1,011	—	1,011

Total	$1,496	$—	$—	$1,496	$485	$1,011

	June 30, 2011
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$485	$—	$—	$485	$485	$—
Bank certificate of deposit	1,012	—	—	1,012	—	1,012

Total	$1,497	$—	$—	$1,497	$485	$1,012

As of March 31, 2011 and June 30, 2011, the Company’s financial assets described in the table above were measured at fair value on a recurring basis employing quoted prices in active markets for identical assets (level 1 inputs).
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
Accounts receivable
The majority of the Company’s accounts receivable are due from companies in the commercial, industrial and agricultural industries, as well as from wholesalers. Credit is extended based on an evaluation of a customer’s financial condition. Generally, collateral is not required for end users; however, the payment of certain trade accounts receivable from wholesalers is secured by irrevocable standby letters of credit. Accounts receivable are generally due within 30-60 days. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.

Financing receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold OTA sales-type leases and lease balances included in accounts receivable are as follows:
Aging Analysis as of June 30, 2011 (in thousands):

			Greater
	Not Past	1-90 days	than 90 days		Total sales-type
	Due	past due	past due	Total past due	leases

Lease balances included in consolidated accounts receivable — current	$1,811	$86	$7	$93	$1,904

Lease balances included in consolidated accounts receivable — long-term	5,534	—	—	—	5,534

Total gross sales-type leases	7,345	86	7	93	7,438

Allowance	—	—	(2)	(2)	(2)

Total net sales-type leases	$7,345	$86	$5	$91	$7,436

Allowance for credit losses
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company did not incur any provision write-offs or credit losses against its OTA sales-type lease receivable balances in either fiscal 2011 or for the quarter ended June 30, 2011.
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2011 and June 30, 2011, the Company had inventory obsolescence reserves of $811,000 and $811,000.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31,	June 30,
	2011	2011

Raw materials and components	$12,005	$12,343
Work in process	459	972
Finished goods	17,043	18,859

	$29,507	$32,174

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of deferred costs related to in-process OTA projects, prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, advance commission payments and miscellaneous receivables.
Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31,	June 30,
	2011	2011

Land and land improvements	$1,474	$1,474
Buildings	15,104	15,161
Furniture, fixtures and office equipment	8,323	10,081
Leasehold improvements	9	44
Equipment leased to customers under Power Purchase Agreements	4,994	4,997
Plant equipment	8,067	8,217
Construction in progress	2,272	1,251

	40,243	41,225
Less: accumulated depreciation and amortization	(10,226)	(11,099)

Net property and equipment	$30,017	$30,126

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
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate. Long-term receivables from OTA contracts were $5.5 million as of June 30, 2011.

Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 11%. As of June 30, 2011, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2013	$955
Fiscal 2014	993
Fiscal 2015	936
Fiscal 2016	292

Total gross long-term receivable	3,176
Less: amount representing interest	(744)

Net long-term receivable	$2,432

Other Long-Term Assets
Other long-term assets include long-term security deposits, prepaid licensing costs and deferred financing costs. Other long-term assets include $55,000 and $61,000 of deferred financing costs as of March 31, 2011 and June 30, 2011. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (2 to 15 years).
Accrued Expenses
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, sales tax payable and other various unpaid expenses. No accrued expenses exceeded 5% of current liabilities as of either March 31, 2011, or June 30, 2011.
The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2011
Beginning of period	$60	$59
Provision to cost of product revenue	48	31
Charges	(49)	(31)

End of period	$59	$59

Revenue Recognition
The Company offers a financing program, called an OTA, for a customer’s lease of the Company’s energy management systems. The OTA is structured as a sales-type capital lease and upon successful installation of the system and customer acknowledgement that the system is operating as specified, product revenue is recognized at the Company’s net investment in the lease, which typically is the net present value of the future cash flows.
The Company offers a separate program, called a power purchase agreement, or PPA, for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgement that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, typically in excess of 10 years.
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
The nature of the Company’s multiple element arrangements is similar to a construction project, with materials being delivered and contracting and project management activities occurring according to an installation schedule. The significant deliverables include the shipment of products and related transfer of title and the installation.
To determine the selling price in multiple-element arrangements, the Company established VSOE of the selling price for its HIF lighting and energy management system products using the price charged for a deliverable when sold separately. In addition, the Company records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE or TPE evidence does not exist. Service revenue is recognized when services are completed and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. The Company’s service revenues, other than for installation and recycling that are completed prior to delivery of the product, are included in product revenue using management’s best estimate of selling price, as VSOE or TPE evidence does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services and for installation and recycling services, management’s best estimate of selling price is determined by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services and internal costs. The determination of estimated selling price is made through consultation with and approval by management, taking into account all of the preceding factors.
To determine the selling price for solar renewable product and services sold through the Company’s Engineered Systems division, the Company uses management’s best estimate of selling price giving consideration to external and internal factors including, but not limited to, pricing practices, margin objectives, competition, scope and size of individual projects, geographies in which the Company offers its products and services and internal costs. The Company has completed a limited number of renewable project sales and accordingly, does not have sufficient VSOE or TPE evidence.
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $773,000 and $648,000 as of March 31, 2011 and June 30, 2011.
Deferred revenue relates to advance customer billings, investment tax grants received related to PPAs and a separate obligation to provide maintenance on OTAs, and is classified as a liability on the Consolidated Balance Sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OTA is executed.
Deferred revenue was comprised of the following (in thousands):

	March 31,	June 30,
	2011	2011
Deferred revenue — current liability	$262	$1,242
Deferred revenue — long term liability	1,777	1,665

Total deferred revenue	$2,039	$2,907

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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three months ended June 30, 2010 and 2011, there were none and $0.2 million realized tax benefits from the exercise of stock options.
Stock Option Plans
The fair value of each option grant, excluding performance stock options, for the three months ended June 30, 2010 and June 30, 2011 was determined using the assumptions in the following table:

	Three Months Ended June 30,
	2010	2011
Weighted average expected term	5.7 years	5.4 years
Risk-free interest rate	2.25%	1.89%
Expected volatility	60%	58.4%
Expected forfeiture rate	10%	11.4%
Expected dividend yield	0%	0%
Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Diluted net loss per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net income per common share, the Company uses the “treasury stock” method for outstanding options and warrants. Diluted net loss per common share is the same as basic net loss per common share for the periods ended June 30, 2010 and June 30, 2011, because the effects of potentially dilutive securities are anti-dilutive. The effect of net loss per common share is calculated based upon the following shares (in thousands except share amounts):

	Three Months Ended June 30,
	2010	2011

Numerator:
Net loss (in thousands)	$(536)	$(219)

Denominator:
Weighted-average common shares outstanding	22,523,107	22,921,436
Weighted-average effect of assumed conversion of stock options and warrants	—	—

Weighted-average common shares and common share equivalents outstanding	22,523,107	22,921,436

Net income (loss) per common share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

The following table indicates the number of potentially dilutive securities as of the end of each period:

	June 30,
	2010	2011
Common stock options	3,769,282	4,266,586
Common stock warrants	76,240	38,980

Total	3,845,522	4,305,566

Concentration of Credit Risk and Other Risks and Uncertainties
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 27% and 11% of total cost of revenue for the three months ended June 30, 2010 and June 30, 2011, respectively.
The Company currently purchases a majority of its solar panels from one supplier for its sales of solar generating systems through its Orion Engineered Systems Division. The Company does have alternative vendor sources for its sale of PV solar generating systems. Purchases from this supplier accounted for 12% and 33% of total cost or revenue for the three months ended June 30, 2010 and June 30, 2011, respectively.
For the three months ended June 30, 2010, no customer accounted for more than 10% of revenue. For the three months ended June 30, 2011, two customers accounted for more than 10% of revenue.
As of March 31, 2011, and June 30, 2011, one customer accounted for 16% and 11% of accounts receivable, respectively.
Recent Accounting Pronouncements
In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 did not have a significant impact on the Company’s consolidated financial statements.
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
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have a significant impact on the Company’s consolidated statements as it only requires a change in the format of the current presentation.
NOTE C — RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2010 and June 30, 2011, the Company recorded revenue of $3,000 and $0 for products and services sold to an entity for which a director of the Company was formerly the executive chairman. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
NOTE D — LONG-TERM DEBT
Long-term debt as of March 31, 2011 and June 30, 2011 consisted of the following (in thousands):

	March 31,	June 30,
	2011	2011
Term note	$782	$721
Customer equipment finance notes payable	1,793	4,518
First mortgage note payable	853	834
Debenture payable	807	797
Other long-term debt	1,127	1,061

Total long-term debt	5,362	7,931
Less current maturities	(1,137)	(1,855)

Long-term debt, less current maturities	$4,225	$6,076

New Debt Arrangements
In June 2011, the Company entered into a note agreement with a financial institution that provided the Company with $2.8 million to fund completed customer contracts under the Company’s OTA finance program. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 46 individual OTA contracts. The note bears interest at 7.85% and matures in March 2016 and is included in the customer equipment finance notes payable line in the table above. The note agreement includes a debt service covenant with respect to the supporting OTA contracts that the aggregate amount of all remaining scheduled payments due with respect to the individual OTA contracts be not less than 1.25 to 1.0 of the remaining principal and interest payments due under the loan. As of June 30, 2011 the Company was in compliance with the debt service covenant.

Revolving Credit Agreement
On June 30, 2010, the Company entered into a new credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement replaced the Company’s former credit agreement with a different bank.
The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of June 30, 2011, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. In fiscal 2011, the Company incurred $57,000 of total deferred financing costs related to the Credit Agreement which is being amortized over the two-year term of the Credit Agreement. There were no borrowings by the Company under the Credit Agreement as of March 31, 2011 or June 30, 2011. The Company was in compliance with all of its covenants under the Credit Agreement as of June 30, 2011.
The Credit Agreement is secured by a first lien security interest in the Company’s accounts receivable, inventory and general intangibles, and a second lien priority in the Company’s equipment and fixtures. All OTAs, PPAs, leases, supply agreements and/or similar agreements relating to solar PV and wind turbine systems or facilities, as well as all accounts receivable and assets of the Company related to the foregoing, are excluded from these liens.
The Company must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of June 30, 2011.
NOTE E — INCOME TAXES
The income tax provision for the three months ended June 30, 2011 was determined by applying an estimated annual effective tax rate of (39.8)% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Three Months Ended June 30,
	2010	2011
Statutory federal tax rate	(34.0)%	(34.0)%
State taxes, net	(6.1)%	(5.1)%
Stock-based compensation expense	(15.4)%	(0.9)%
Federal tax credit	5.8%	2.0%
Permanent items	(3.7)%	(0.6)%
Change in valuation reserve	(7.5)%	0.0%
Other, net	0.1%	(1.2)%

Effective income tax rate	(60.8)%	(39.8)%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $0.5 million were recorded in fiscal 2011 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0.2 million were recorded for the period ended June 30, 2011.

During fiscal 2011, the Company converted almost all of its existing incentive stock options, or ISOs, to NQSOs. This conversion was applied retrospectively, allowing the Company to benefit by reducing $0.6 million of income tax expense during fiscal 2011 related to non-deductible ISO stock compensation expense that was previously deferred for income tax purposes. The conversion will greatly reduce the impact of stock-based compensation expense on the effective tax rate in the table above. Since July 30, 2008, all stock option grants have been issued as NQSOs.
As of June 30, 2011, the Company had federal net operating loss carryforwards of approximately $8.0 million, of which $4.8 million are associated with the exercise of NQSOs that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $4.7 million, of which $2.5 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.0 million and state tax credits of $0.6 million. A full valuation allowance has been set up for the state tax credits due to the state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 — 2030.
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
As of June 30, 2011, the Company’s U.S. federal income tax returns for tax years 2009 to 2011 remain subject to examination. The Company has various federal income tax return positions in the process of examination for 2009 and 2010. The Company currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on its business, financial condition, results of operations or liquidity.
Uncertain tax positions
As of June 30, 2011, the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change in the next 12 months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the three months ended June 30, 2010 and 2011, the Company had the following unrecognized tax benefit activity (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2011
Unrecognized tax benefits as of beginning of period	$398	$399
Decreases relating to settlements with tax authorities	—	—
Additions based on tax positions related to the current period positions	1	1

Unrecognized tax benefits as of end of period	$399	$400

NOTE F — COMMITMENTS AND CONTINGENCIES

Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $413,000 and $529,000 for the three months ended June 30, 2010 and June 30, 2011. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure sufficient materials on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of June 30, 2011, the Company had entered into $14.4 million of purchase commitments related to fiscal 2012, including $1.7 million for operating lease commitments and $12.7 million for inventory purchase commitments.

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
NOTE G — SHAREHOLDERS’ EQUITY

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

Employee Stock Purchase Plan
In August 2010, the Company’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE Amex exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. The Company had the following shares issued from treasury during fiscal 2011 and for the three months ended June 30, 2011:

	Shares Issued		Shares Issued
	Under ESPP	Closing Market	Under Loan	Dollar Value of	Repayment of
	Plan	Price	Program	Loans Issued	Loans
Fiscal Year Ended March 31, 2011	65,776	$3.37	58,655	$196,100	$2,685
Quarter Ended June 30, 2011	9,788	3.93	8,601	33,800	1,649

Total	75,564	$3.45	67,256	$229,900	$4,334

Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
NOTE H — STOCK OPTIONS AND WARRANTS
The Company grants stock options under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 12,000,000 shares for issuance to key employees, consultants and directors. The Company’s board of directors approved an increase to the number of shares available under the 2004 Stock and Incentive Awards Plan of 1,500,000 shares, and such share increase was approved by the Company’s shareholders at the 2010 annual shareholders meeting and such shares are included above, other than as described below. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both ISOs and NQSOs, although in July 2008, the Company adopted a policy of thereafter only granting NQSOs. Restricted stock awards have no vesting period and have been issued to certain non-employee directors in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.
In fiscal 2011, the Company converted all of its existing ISO awards to NQSO awards. No consideration was given to the employees for their voluntary conversion of ISO awards.
The Company granted the accelerated vesting stock options in May 2011 under its 2004 Stock and Incentive Awards to provide an opportunity for its named executive officers to earn long-term equity incentive awards based on the Company’s financial performance for fiscal 2012. An aggregate of 459,041 stock options were granted on the third business day following the Company’s public release of its fiscal 2011 results at an exercise price per share of $4.19, which was the closing sale price of the Company’s Common Stock on that date. The stock options will only vest, however, if the optionee remains employed and the Company is successful in achieving at least 100% of the target levels for each of the Company’s three financial metric targets for fiscal 2012, and if the Company’s stock price equals or exceeds $5.00 per share for at least 20 trading days during any 90-day period during the option’s ten-year term.
For the three months ended June 30, 2010 and June 30, 2011, the Company granted 5,419 and 3,282 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $3.46 per share and $4.19 per share, the closing market prices as of the grant date.

The following amounts of stock-based compensation were recorded (in thousands):

	Three months ended June 30,
	2010	2011
Cost of product revenue	$36	$42
General and administrative	98	157
Sales and marketing	109	148
Research and development	5	5

Total	$248	$352

As of June 30, 2011, compensation cost related to non-vested common stock-based compensation, excluding performance stock option awards amounted to $4.1 million over a remaining weighted average expected term of 6.7 years.
The following table summarizes information with respect to the Plans:

		Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2011	1,577,676	3,658,768	$3.83	6.60
Granted stock options	(873,311)	873,311	4.11
Granted shares	(3,282)	—
Forfeited	188,480	(188,480)	7.42
Exercised	—	(77,013)	1.21

Balance at June 30, 2011	889,563	4,266,586	$3.88	7.08	$2,882,478

Exercisable at June 30, 2011		1,874,548	$3.70	5.11	$1,965,319

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $3.93 as of June 30, 2011.
A summary of the status of the Company’s outstanding non-vested stock options as of June 30, 2011 was as follows:

Non-vested at March 31, 2011	1,832,167
Granted	873,311
Vested	(124,960)
Forfeited	(188,480)

Non-vested at June 30, 2011	2,392,038

The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2011 or during the three months ended June 30, 2011.
Outstanding warrants were comprised of the following:

Weighted
Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2011	38,980	$2.25
Issued	—	—
Exercised	—	—
Cancelled	—	—

Balance at June 30, 2011	38,980	$2.25

A summary of outstanding warrants at June 30, 2011 follows:

Exercise Price	Number of Warrants	Expiration
$2.25	38,980	Fiscal 2015

NOTE I — SEGMENT DATA
During the fiscal 2011 third quarter, certain activity of the Orion Engineered Systems Division exceeded the quantitative thresholds required for segment reporting. As such, descriptions of the Company’s segments and their summary financial information are summarized below.
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

	Revenues		Operating (Loss) Income
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(dollars in thousands)	2010	2011	2010	2011

Segments:
Energy Management	$15,398	$16,442	$291	$813
Engineered Systems	1,579	6,332	(412)	84
Corporate and Other	—	—	(1,271)	(1,327)

	$16,977	$22,774	$(1,392)	$(430)

	Total Assets		Deferred Revenue
(dollars in thousands)	March 31, 2011	June 30, 2011	March 31, 2011	June 30, 2011

Segments:
Energy Management	$67,449	$66,996	$533	$507
Engineered Systems	14,405	17,831	1,506	2,400
Corporate and Other	33,136	38,301	—	—

	$114,990	$123,128	$2,039	$2,907

The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in the Form 10-Q. It should also be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2011.
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2011 Annual Report filed on Form 10-K for the fiscal year ended March 31, 2011 and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
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
We have sold and installed more than 2,116,000 of our HIF lighting systems in over 7,097 facilities from December 1, 2001 through June 30, 2011. We have sold our products to 135 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2011 included Coca-Cola Enterprises Inc., U.S. Foodservice, SYSCO Corp., Ball Corporation, MillerCoors and Pepsico, Inc. and its affiliates.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2011, “fiscal 2011”. We call our current fiscal year, which will end on March 31, 2012, “fiscal 2012.” Our fiscal first quarter ended on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Because of the recessed state of the global economy, especially as it impacted capital equipment manufacturers, our results for the first half of fiscal 2011 were impacted by lengthened customer sales cycles and sluggish customer capital spending. During the second half of fiscal 2011 and the first quarter of fiscal 2012, capital equipment purchases were slightly improved and we continue to remain optimistic regarding customer behaviors for fiscal year 2012. To address these difficult economic conditions, we implemented $3.2 million of annualized cost reductions during the first quarter of fiscal 2010. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010 and the first half of fiscal 2011. During the second quarter of fiscal 2011, we identified an additional $1 million of annualized cost reductions related to decreased product costs, improved manufacturing efficiencies and reduced operating expenses. We realized these cost reductions beginning during the fiscal 2011 third quarter through reduction in general and administrative expenses and improved product margins for our HIF lighting systems.

Despite these recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our record level of revenue in fiscal 2011 along with our return to profitability, the increasing volume of unit sales in the second half of fiscal 2011 of our new products, specifically our exterior HIF fixtures, InteLite wireless dynamic controls, and our Apollo light pipes, the increase in the number of our value-added resellers and their sales staffs, and our cost reduction plans completed during fiscal 2011. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems Division, the opportunity for our participation in the replacement part aftermarket and the increasing national recognition of the importance of environmental stewardship, including legislation in the State of Wisconsin passed in fiscal 2011 that recognized our solar Apollo light pipe as a renewable product offering and qualified it for incentives currently offered to other renewable technologies.
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
During our fiscal 2011 third quarter, revenue from our Orion Engineered Systems Division exceeded the quantitative threshold for generally accepted accounting principles, or GAAP, segment accounting. We now report our Energy Management and Engineered Systems Divisions as separate segments. Our Energy Management Division develops, manufactures and sells commercial high intensity fluorescent, or HIF, lighting systems and energy management systems. Our Engineered Systems Division sells and integrates alternative renewable energy systems and provides technical services for the Company’s sale of HIF lighting systems and energy management systems.
In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, finance program. Our OTA financing program provides for our customer’s purchase or our energy management systems without an up-front capital outlay. The OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of the term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our energy management systems under our OTA financing program is fixed and is based on the cost of the energy management system and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments. We expect that the number of customers who choose to purchase our systems by using our OTA financing program will continue to increase in future periods. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar power purchase agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and are looking to secure external sources of funding for PPA’s on behalf of our customers.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 53% of our total revenue in fiscal 2011, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems division. During the fiscal 2012 first quarter, wholesale revenues accounted for approximately 62% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 53% for the fiscal 2011 first quarter.

Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customers acknowledgement that the system is operating as specified.
In fiscal 2011, we recognized $10.7 million of revenue from 127 completed OTA contracts. For the three months ended June 30, 2011, we recognized $2.9 million of revenue from 53 completed contracts. In the future, we expect an increase in the volume of OTA contracts as our customers take advantage of the value proposition without incurring any up-front capital cost.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2011, we recognized $0.4 million of revenue from completed PPAs. In the first quarter of fiscal 2012, we recognized $0.2 million of revenue from completed PPAs. As of June 30, 2011, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $2.9 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of June 30, 2011 (in thousands):

Fiscal 2012	$210
Fiscal 2013	432
Fiscal 2014	431
Fiscal 2015	431
Fiscal 2016	431
Beyond	998

Total expected future discounted revenue from PPAs	$2,933

Other than for OTA and PPA revenue, we recognize revenue on product only sales at the time of shipment. For projects consisting of multiple elements of revenue, such as a combination of product sales and services, we recognize revenue by allocating the total contract revenue to each element based on their relative selling prices. We determine the selling price of products based upon the price charged when these products are sold separately. For services, we determine the selling price based upon management’s best estimate giving consideration to pricing practices, margin objectives, competition, scope and size of individual projects, geographies in which we offer our products and services, and internal costs. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their relative selling price, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 27% and 45% of our total revenue for the first quarter of fiscal 2011 and fiscal 2012, respectively. Two customers accounted for more than 10% of our total revenue in the fiscal 2012 first quarter. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA and PPA programs, and any new products, applications and service that we may introduce through our Orion Engineered Systems Division; (ii) changes in capital investment levels by our customers and prospects (iii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iv) the level of our wholesale sales; (v) our ability to realize revenue from our services; (vi) market conditions; (vii) our execution of our sales process; (viii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (ix) the selling price of our products and services; (x) changes in capital investment levels by our customers and prospects; and (xi) customer sales and budget cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of June 30, 2011, we had a backlog of firm purchase orders of approximately $11.6 million, which included $4.2 million of solar PV orders. As of March 31, 2011, we had a backlog of firm purchase orders of approximately $7.8 million, which included $6.5 million of solar PV orders. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter and our firm purchase order backlog related to solar PV systems to be recognized within the following two quarters. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 11% of our total cost of revenue for the fiscal 2012 first quarter and were 27% of our total cost of revenue for the fiscal 2011 first quarter. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process.
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
In fiscal 2011 and continuing in our fiscal 2012 first quarter, we invested in marketing efforts to our direct end customers and to our channel partners through increasing advertising, marketing collateral materials and participating in national industry and customer trade shows. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue investing in our research and development of new and enhanced energy management products and services.
We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period. We recognized $0.4 million for the first quarter of fiscal 2012 and $0.2 million for the first quarter of fiscal 2011. As a result of prior option grants, we expect to recognize an additional $4.1 million of stock-based compensation over a weighted average period of approximately seven years, including $1.0 million over the remaining quarters of fiscal 2012. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under long-term debt obligations, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from two to fifteen years.
Interest Income. We report interest income earned on our cash and cash equivalents and short term investments. We also report interest income earned from our financed OTA contracts.
Income Taxes. As of June 30, 2011, we had net operating loss carryforwards of approximately $8.0 million for federal tax purposes and $4.7 million for state tax purposes. Included in these loss carryforwards were $4.8 million for federal and $2.5 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.0 million and state credit carryforwards of approximately $0.6 million. A full valuation allowance has been set up for the state tax credits. We believe it is more likely than not that we will realize the benefits of most of these assets and we have reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. For fiscal year 2008, utilization of our federal loss carryforwards was limited to $3.0 million. There was no limitation that occurred for fiscal 2010 or fiscal 2011. For fiscal 2012, we do not anticipate a limitation on the use of our net operating loss carryforwards.

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2010		2011

		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change
Product revenue	$15,758	92.8%	$21,679	95.2%	37.6%
Service revenue	1,219	7.2%	1,095	4.8%	(10.2)%

Total revenue	16,977	100.0%	22,774	100.0%	34.1%
Cost of product revenue	10,307	60.7%	15,004	65.9%	45.6%
Cost of service revenue	917	5.4%	734	3.2%	(20.0)%

Total cost of revenue	11,224	66.1%	15,738	69.1%	40.2%

Gross profit	5,753	33.9%	7,036	30.9%	22.3%
General and administrative expenses	2,945	17.3%	3,076	13.5%	4.4%
Sales and marketing expenses	3,590	21.1%	3,768	16.5%	5.0%
Research and development expenses	610	3.6%	622	2.7%	2.0%

Loss from operations	(1,392)	(8.2)%	(430)	(1.9)%	69.1%
Interest expense	(70)	(0.4)%	(87)	(0.4)%	(24.3)%
Interest income	93	0.5%	154	0.7%	65.6%

Loss before income tax	(1,369)	(8.1)%	(363)	(1.6)%	73.5%
Income tax benefit	(833)	(4.9)%	(144)	(0.6)%	82.7%

Net loss	$(536)	(3.2)%	$(219)	(1.0)%	59.1%

Revenue. Product revenue increased from $15.8 million for the fiscal 2011 first quarter to $21.7 million for the fiscal 2012 first quarter, an increase of $5.9 million, or 37%. The increase in product revenue was a result of increased sales of our high intensity fluorescent, or HIF, lighting systems and renewable energy systems. Service revenue decreased from $1.2 million for the fiscal 2011 first quarter to $1.1 million for the fiscal 2012 first quarter, a decrease of $0.1 million or 8%. The decrease in service revenues was a result of the continued percentage increase of our total revenues generated by our wholesale channels where our services are not provided. Total revenue from renewable energy systems was $5.4 million for the fiscal 2012 first quarter compared to $0.4 million for the fiscal 2011 first quarter, an increase of $5.0 million or 1,250%.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $10.3 million for the fiscal 2011 first quarter to $15.0 million for the fiscal 2012 first quarter, an increase of $4.7 million, or 46%. Our cost of service revenues decreased from $0.9 million for the fiscal 2011 first quarter to $0.7 million for the fiscal 2012 first quarter, a decrease of $0.2 million, or 22%. Total gross margin decreased from 33.9% for the fiscal 2011 first quarter to 30.9% for the fiscal 2012 first quarter. For the fiscal 2012 first quarter, our gross margin declined due to a higher mix of renewable product and service revenues from our Orion Engineered Systems division. Our gross margin percentage on renewable revenues from this division was 17.1% during the fiscal 2012 first quarter. Gross margin from our HIF integrated systems revenue for the fiscal 2012 first quarter was 35.2%.
General and Administrative. Our general and administrative expenses increased from $2.9 million for the fiscal 2011 first quarter to $3.1 million for the fiscal 2012 first quarter, an increase of $0.2 million, or 7%. The increase was a result of $0.1 million incurred for depreciation and software license costs for our new enterprise resource planning, or ERP, system and $0.1 million for increased stock compensation costs versus the prior fiscal year’s period. Additionally, we incurred legal and professional service expenses related to the recently completed financial statement restatements resulting from our revenue recognition change in accounting for our OTA contracts.
Sales and Marketing. Our sales and marketing expenses increased from $3.6 million for the fiscal 2011 first quarter to $3.8 million for the fiscal 2012 first quarter, an increase of $0.2 million, or 6%. The increase was a result of increased costs for headcount additions in our newly formed telemarketing department, higher commission expense on our increased revenue and increased depreciation for our new customer relationship management, or CRM, system. Total sales and marketing headcount as of June 30, 2011 was 88 compared to 83 as of June 30, 2010.
Research and Development. Our research and development expenses of $0.6 million for the fiscal 2012 first quarter were slightly higher than our fiscal 2011 first quarter expenses. Expenses incurred in the fiscal 2012 first quarter related to compensation costs for the development and support of our new products, depreciation expenses for lab and research equipment and sample and testing costs related to our dynamic control devices and our light emitting diode, or LED, product initiatives.
Interest Expense. Our interest expense increased from $70,000 for the fiscal 2011 first quarter to $87,000 for the fiscal 2012 first quarter, an increase of $17,000, or 24%. The increase in our interest expense was due to additional debt funding completed during the second half of fiscal 2011 for the purpose of financing our OTA projects.

Interest Income. Interest income increased from $93,000 for the fiscal 2011 first quarter to $154,000 for the fiscal 2012 first quarter, an increase of $61,000 or 66%. Interest income increased due to an increase in completed OTA contracts and the related interest income under the financing terms.
Income Taxes. Our income tax benefit decreased from a benefit of $0.8 million for the fiscal 2011 first quarter to an income tax benefit of $0.1 million for the fiscal 2012 first quarter, a decrease of $0.7 million or 88%. Our effective income tax rate for the fiscal 2011 first quarter was 60.8%, compared to 39.8% for the fiscal 2012 first quarter. The change in effective rate was due to the conversion of our incentive stock options, or ISOs, to non-qualified stock options, or NQSOs, completed during the second half of fiscal 2011.
Energy Management Segment
The following table summarizes the Energy Management segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2010	2011
Revenues	$15,398	$16,442
Operating income	291	813
Operating margin	1.9%	4.9%
Energy Management segment revenue increased $1.0 million, or 6%, from $15.4 million for the fiscal 2011 first quarter to $16.4 million for the fiscal 2012 first quarter. The increase was due to increased sales of our HIF lighting systems to our wholesale customers.
Energy Management segment operating income increased $0.5 million, or 167%, from $0.3 million for the fiscal 2011 first quarter to $0.8 million for the fiscal 2012 first quarter. The increase in operating income was a result of additional revenue and improved gross margins on our HIF lighting systems.
Engineered Systems Segment
The following table summarizes the Engineered Systems segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2010	2011
Revenues	$1,579	$6,332
Operating (loss) income	(412)	84
Operating margin	(26.1)%	1.3%
Engineered Systems segment revenue increased $4.7 million, or 294%, from $1.6 million for the fiscal 2011 first quarter to $6.3 million for the fiscal 2012 first quarter. The increase was due to increased sales of solar renewable technologies. During the first quarter of fiscal 2011, our Engineered Systems segment efforts were focused on continuing to build sales pipeline and determination of the market for these renewable technologies within our customer base.
Engineered Systems segment operating income increased $0.5 million, or 125%, from an operating loss of $0.4 million for the fiscal 2011 first quarter to operating income of $0.1 million for the fiscal 2012 first quarter. The increase in operating income was a result of the increased revenue volume and resulting contribution margin from sales of solar renewable energy systems.

Liquidity and Capital Resources
Overview
We had approximately $12.6 million in cash and cash equivalents and $1.0 million in short-term investments as of June 30, 2011, compared to $11.6 million and $1.0 million at March 31, 2011. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.2%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of September 2011 and a yield of 3.25%.
During the fiscal 2012 first quarter, we completed a third tranche of debt funding in the amount of $2.8 million to finance our OTA projects. We have now secured multiple debt sources for our OTA finance contracts. We continue to pursue debt opportunities to support the anticipated growth of our OTA finance program. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months, dependent upon the growth of our OTA finance programs and the extent to which we support such contracts with our own cash.
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended
	June 30,
	2010	2011
Operating activities	$(6,280)	$(797)
Investing activities	(834)	(1,031)
Financing activities	(54)	2,825

Increase (decrease) in cash and cash equivalents	$(7,168)	$997

Cash Flows Related to Operating Activities. Cash used in operating activities for the first quarter of fiscal 2012 was $0.8 million and consisted of net cash used for changes in operating assets and liabilities of $1.5 million and a net loss adjusted for non-cash expense items of 0.7 million. Cash used for changes in operating assets and liabilities consisted of an increase of $4.3 million in total accounts receivable due to the increase in revenue and OTA finance contracts completed during the quarter and a $2.7 million increase in inventory for purchases of solar panel inventory and increases in our work-in-process and lighting fixture inventories for orders that are expected to ship during the fiscal 2012 second quarter, offset by a $4.0 million increase in accounts payable, primarily due to inventory purchases.
Cash used in operating activities for the fiscal 2011 first quarter was $6.3 million and consisted of net cash used for changes in operating assets and liabilities of $5.9 million and a net loss adjusted for non-cash expense items of $0.4 million. Cash used for changes in operating assets and liabilities consisted of an increase of $4.0 million of inventory resulting from an increase of $1.8 million for purchases of wireless control inventories based upon our Phase 2 initiatives, a $1.5 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders and an increase in ballast component inventories. The vast majority of our wireless components are assembled overseas and require longer delivery lead times. In addition, overseas suppliers require deposit payments at time of purchase order. During the fiscal 2011 first quarter, we continued to increase our inventory levels of key electronic components to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues.
Cash Flows Related to Investing Activities. For the fiscal 2012 first quarter, cash used in investing activities was $1.0 million. This included a net $1.0 million for capital improvements related to our information technology systems, manufacturing and tooling improvements and facility investments.
For the fiscal 2011 first quarter, cash used in investing activities was $0.8 million. This included $0.6 million for capital improvements related to our information technology systems, manufacturing and tooling improvements and facility investments and $0.2 million for a long-term investment.
Cash Flows Related to Financing Activities. For the fiscal 2012 first quarter, cash flows provided by financing activities were $2.8 million. This included $2.8 million in new debt borrowings to fund OTAs, $0.2 million for excess tax benefits from stock-based compensation and $0.1 million received from stock option and warrant exercises. Cash flows used in financing activities included $0.3 million for repayment of long-term debt.

For the fiscal 2011 first quarter, cash flows used in financing activities were $0.1 million. This included $0.1 million for repayment of long-term debt and $0.1 million for costs related to our new credit agreement. Cash flows provided by financing activities included proceeds of $0.1 million received from stock option exercises.
Working Capital
Our net working capital as of June 30, 2011 was $56.8 million, consisting of $79.0 million in current assets and $22.2 million in current liabilities. Our net working capital as of March 31, 2011 was $56.9 million, consisting of $73.1 million in current assets and $16.2 million in current liabilities. Our current accounts receivables increased from fiscal 2011 year-end by $2.3 million as a result of our increased sales activity and related revenue, including receivables from completed OTA contracts, during our fiscal 2012 first quarter. Our inventories increased from our fiscal 2011 year-end by $2.7 million due to a $1.5 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders, a $0.5 million increase in our work-in process inventories for product orders to be delivered in our fiscal 2012 second quarter, a $0.4 million increase in raw materials to provide safety stock and a $0.3 million increase in finished goods for orders shipping in our fiscal 2012 second quarter.
During fiscal 2011, we continued to increase our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic component market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. We are continually monitoring supply side concerns through conversations with our key vendors and currently believe that supply availability concerns appear to have moderated, but have not diminished to the point where we anticipate reducing safety stock to the levels that existed prior to the electrical components supply issues.
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
The Credit Agreement provides for a revolving credit facility, or Credit Facility, that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of June 30, 2011, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. We had no outstanding borrowings under the Credit Agreement as of June 30, 2011. We were in compliance with all of our covenants under the Credit Agreement as of June 30, 2011.
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
We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. We did not meet the deposit requirement to waive the unused fee as of June 30, 2011.

Capital Spending
We expect to incur approximately $1.7 to $2.0 million in capital expenditures during the remainder of fiscal 2012, excluding capital to support expected OTA growth. We spent $1.0 million on capital expenditures during the first quarter of fiscal 2012 on information technologies and other tooling and equipment for new products and cost improvements in our manufacturing facility. Our capital spending plans predominantly consist of further cost improvements in our manufacturing facility, improvements to our building and headquarters, new product development and investment in information technology systems. We consider the investment in our information systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of June 30, 2011 (dollars in thousands):

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Bank debt obligations	$7,931	$1,855	$3,436	$2,036	$604
Cash interest payments on debt	1,481	456	557	173	295
Operating lease obligations	8,879	1,708	2,103	1,767	3,301
Purchase order commitments	15,605	12,743	2,862	—	—

Total	$33,896	$16,762	$8,958	$3,976	$4,200

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2011. There have been no material changes in any of our accounting policies since March 31, 2011.
Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note B in the condensed consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2011. There have been no material changes to such exposures since March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the quarter ended June 30, 2011 pursuant to Rule 13a-15(b) of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2011.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which we filed with the SEC on July 22, 2011. During the three months ended June 30, 2011, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 5.	OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through June 30, 2011, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through June 30, 2011
(in thousands, unaudited)
HIF lighting systems sold(1)	2,116
Total units sold (including HIF lighting systems)	2,802
Customer kilowatt demand reduction(2)	658
Customer kilowatt hours saved(2)(3)	16,712,441
Customer electricity costs saved(4)	$1,289,858
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	10,859
Square footage retrofitted(6)	1,084,824

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)
A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.8 million units).

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

(5)
Based on 2.8 million total units sold, which contain a total of approximately 14.0 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

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

101.INS	XBRL Instance Document

101.SCH	Taxonomy extension schema document

101.CAL	Taxonomy extension calculation linkbase document

101.LAB	Taxonomy extension label linkbase document

101.PRE	Taxonomy extension presentation linkbase document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2011.

ORION ENERGY SYSTEMS, INC. Registrant
By:	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended June 30, 2011

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

101.INS	XBRL Instance Document

101.SCH	Taxonomy extension schema document

101.CAL	Taxonomy extension calculation linkbase document

101.LAB	Taxonomy extension label linkbase document

101.PRE	Taxonomy extension presentation linkbase document