Form 10-Q
period 2011-09-30
ORION ENERGY SYSTEMS, INC.
filed 2011-11-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 23,010,653 shares of the Registrant’s common stock outstanding on November 4, 2011.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended September 30, 2011

Page(s)
PART I FINANCIAL INFORMATION	3

ITEM 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets as of March 31, 2011 and September 30, 2011	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2010 and 2011	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2010 and 2011	5

Notes to the Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4. Controls and Procedures	31

PART II OTHER INFORMATION	31

ITEM 1A. Risk Factors	31

ITEM 5. Other Information	32

ITEM 6. Exhibits	33

SIGNATURES	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	September 30,
	2011	2011
Assets
Cash and cash equivalents	$11,560	$15,559
Short-term investments	1,011	1,014
Accounts receivable, net of allowances of $436 and $485	27,618	21,637
Inventories, net	29,507	32,844
Deferred tax assets	947	1,268
Prepaid expenses and other current assets	2,499	4,052

Total current assets	73,142	76,374
Property and equipment, net	30,017	30,233
Patents and licenses, net	1,620	1,677
Long-term accounts receivable	6,030	7,948
Deferred tax assets	2,112	2,358
Other long-term assets	2,069	1,984

Total assets	$114,990	$120,574

Liabilities and Shareholders’ Equity
Accounts payable	$12,479	$10,384
Accrued expenses and other	2,324	2,683
Deferred revenue, current	262	3,077
Current maturities of long-term debt	1,137	2,351

Total current liabilities	16,202	18,495
Long-term debt, less current maturities	4,225	6,930
Deferred revenue, long-term	1,777	1,583
Other long-term liabilities	399	400

Total liabilities	22,603	27,408

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2011 and September 30, 2011; no shares issued and outstanding at March 31, 2011 and September 30, 2011	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2011 and September 30, 2011; shares issued: 30,312,758 and 30,403,067 at March 31, 2011 and September 30, 2011; shares outstanding: 22,893,803 and 23,010,653 at March 31, 2011 and September 30, 2011	—	—
Additional paid-in capital	124,805	126,002
Shareholder notes receivable	(193)	(244)
Treasury stock: 7,418,955 and 7,392,414 common shares at March 31, 2011 and September 30, 2011	(31,708)	(31,757)
Accumulated deficit	(517)	(835)

Total shareholders’ equity	92,387	93,166

Total liabilities and shareholders’ equity	$114,990	$120,574

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Product revenue	$15,086	$18,718	$30,844	$40,397
Service revenue	767	542	1,986	1,637

Total revenue	15,853	19,260	32,830	42,034
Cost of product revenue	9,745	12,059	20,053	27,063
Cost of service revenue	498	382	1,415	1,116

Total cost of revenue	10,243	12,441	21,468	28,179

Gross profit	5,610	6,819	11,362	13,855
Operating expenses:
General and administrative	2,988	2,724	5,933	5,800
Sales and marketing	3,299	3,736	6,889	7,504
Research and development	573	593	1,183	1,215

Total operating expenses	6,860	7,053	14,005	14,519

Loss from operations	(1,250)	(234)	(2,643)	(664)
Other income (expense):
Interest expense	(55)	(150)	(124)	(237)
Dividend and interest income	153	214	246	368

Total other income	98	64	122	131

Loss before income tax	(1,152)	(170)	(2,521)	(533)

Income tax benefit	(1,692)	(71)	(2,525)	(215)

Net income (loss)	$540	$(99)	$4	$(318)

Basic net income (loss) per share attributable to common shareholders	$0.02	$0.00	$0.00	$(0.01)
Weighted-average common shares outstanding	22,638,638	22,989,502	22,581,188	22,955,655
Diluted net income (loss) per share attributable to common shareholders	$0.02	$0.00	$0.00	$(0.01)
Weighted-average common shares outstanding	22,901,590	22,989,502	23,007,067	22,955,655
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2010	2011

Operating activities
Net income (loss)	$4	$(318)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,543	1,876
Stock-based compensation expense	611	657
Deferred income tax benefit	(1,374)	(567)
Change in allowance for notes and accounts receivable	64	49
Other	34	37
Changes in operating assets and liabilities:
Accounts receivable	2,546	4,014
Inventories	(7,715)	(3,337)
Prepaid expenses and other	(6,454)	(1,373)
Deferred revenue	991	2,621
Accounts payable	1,474	(2,095)
Accrued expenses	(357)	360

Net cash provided by (used in) operating activities	(8,633)	1,924
Investing activities
Purchase of property and equipment	(1,957)	(2,003)
Purchase of property and equipment held under operating leases	(1,630)	(3)
Purchase of short-term investments	(7)	(3)
Additions to patents and licenses	(110)	(125)
Proceeds from sales of property, plant and equipment	1	1
Long-term assets	(330)	—

Net cash used in investing activities	(4,033)	(2,133)
Financing activities
Payment of long-term debt	(271)	(664)
Proceeds from long-term debt	2,689	4,583
Proceeds from repayment of shareholder notes	—	13
Excess tax benefits from stock-based compensation	—	271
Deferred financing costs	(61)	(113)
Proceeds from issuance of common stock	269	118

Net cash provided by financing activities	2,626	4,208

Net increase (decrease) in cash and cash equivalents	(10,040)	3,999
Cash and cash equivalents at beginning of period	23,364	11,560

Cash and cash equivalents at end of period	$13,324	$15,559

Supplemental cash flow information:
Cash paid for interest	$126	$201
Cash paid for income taxes	28	63
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$121	$64
Shares surrendered into treasury from stock option exercise	$51	—
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
Short-term Investments
The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2011 and September 30, 2011 were as follows (in thousands):

	March 31, 2011
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$485	$—	$—	$485	$485	$—
Bank certificate of deposit	1,011	—	—	1,011	—	1,011

Total	$1,496	$—	$—	$1,496	$485	$1,011

	September 30, 2011
	Amortized	Unrealized	Unrealized		Cash and Cash	Short Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$485	$—	$—	$485	$485	$—
Bank certificate of deposit	1,014	—	—	1,014	—	1,014

Total	$1,499	$—	$—	$1,499	$485	$1,014

As of March 31, 2011 and September 30, 2011, the Company’s financial assets described in the table above were measured at fair value on a recurring basis employing quoted prices in active markets for identical assets (level 1 inputs).
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

Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s OTA receivables included in accounts receivable are as follows:
Aging Analysis as of September 30, 2011 (in thousands):

		1-90 days	Greater than 90		Total sales-type
	Not Past Due	past due	days past due	Total past due	leases
Lease balances included in consolidated accounts receivable — current	$2,659	$32	$11	$43	$2,702
Lease balances included in consolidated accounts receivable — long-term	5,442	—	—	—	5,442

Total gross sales-type leases	8,101	32	11	43	8,144
Allowance	—	—	(7)	(7)	(7)

Total net sales-type leases	$8,101	$32	$4	$36	$8,137

Allowance for Credit Losses
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company did not incur any provision write-offs or credit losses against its OTA sales-type lease receivable balances in either fiscal 2011 or for the six months ended September 30, 2011.
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2011 and September 30, 2011, the Company had inventory obsolescence reserves of $811,000 and $818,000, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following (in thousands):

	March 31,	September 30,
	2011	2011
Raw materials and components	$12,005	$12,347
Work in process	459	1,103
Finished goods	17,043	19,394

	$29,507	$32,844

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of deferred costs related to in-process OTA projects, prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, advance commission payments and miscellaneous receivables.

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31,	September 30,
	2011	2011
Land and land improvements	$1,474	$1,489
Buildings	15,104	15,170
Furniture, fixtures and office equipment	8,323	10,613
Leasehold improvements	9	54
Equipment leased to customers under Power Purchase Agreements	4,994	4,997
Plant equipment	8,067	8,461
Construction in progress	2,272	1,411

	40,243	42,195
Less: accumulated depreciation and amortization	(10,226)	(11,962)

Net property and equipment	$30,017	$30,233

Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Depreciable lives by asset category are as follows:

Land improvements	10 – 15 years
Buildings	10 – 39 years
Leasehold improvements	Shorter of asset life or life of lease
Furniture, fixtures and office equipment	2 – 10 years
Plant equipment	3 – 10 years
Patents and Licenses
Patents and licenses are amortized over their estimated useful life, ranging from 7 to 17 years, using the straight line method.
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate. Long-term receivables from OTA contracts were $5.4 million as of September 30, 2011.
Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of September 30, 2011, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2013	$955
Fiscal 2014	1,015
Fiscal 2015	958
Fiscal 2016	310
Fiscal 2017	9

Total gross long-term receivable	3,247
Less: amount representing interest	(690)

Net long-term receivable	$2,557

Other Long-Term Assets
Other long-term assets include long-term security deposits, prepaid licensing costs and deferred financing costs. Other long-term assets include $55,000 and $152,000 of deferred financing costs as of March 31, 2011 and September 30, 2011. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (2 to 10 years).

Accrued Expenses
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, sales tax payable and other various unpaid expenses. No accrued expenses exceeded 5% of current liabilities as of either March 31, 2011, or September 30, 2011.
The Company generally offers a limited warranty of one year on its own manufactured products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s manufactured products.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Beginning of period	$59	$59	$60	$59
Provision to product cost of revenue	27	28	75	59
Charges	(27)	(22)	(76)	(53)

End of period	$59	$65	$59	$65

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
Costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance are deferred and recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet. These deferred costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $0.8 million and $2.4 million as of March 31, 2011 and September 30, 2011.
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
Deferred revenue was comprised of the following (in thousands):

	March 31,	September 30,
	2011	2011
Deferred revenue — current liability	$262	$3,077
Deferred revenue — long term liability	1,777	1,583

Total deferred revenue	$2,039	$4,660

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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the six months ended September 30, 2010 and 2011, there were none and $0.3 million realized tax benefits from the exercise of stock options.

Stock Option Plans
The fair value of each option grant for the three and six months ended September 30, 2010 and 2011 was determined using the assumptions in the following table:

	Three months Ended September 30,		Six months Ended September 30,
	2010	2011	2010	2011
Weighted average expected term	8.3 years	6.8 years	5.8 years	5.7 years
Risk-free interest rate	2.24%	1.64%	2.25%	1.83%
Expected volatility	60%	49.5%	60%	49.5%-58.4%
Expected forfeiture rate	10%	11.4%	10%	11.4%
Expected dividend yield	0%	0%	0%	0%
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Diluted net income per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net income per common share, the Company uses the “treasury stock” method for outstanding options and warrants. Diluted net loss per common share is the same as basic net loss per common share for the periods ended September 30, 2011, because the effects of potentially dilutive securities are anti-dilutive. The effect of net income (loss) per common share is calculated based upon the following shares (in thousands except share amounts):

	Three months Ended September 30,		Six months Ended September 30,
	2010	2011	2010	2011
Numerator:
Net income (loss) (in thousands)	$540	$(99)	$4	$(318)

Denominator:
Weighted-average common shares outstanding	22,638,638	22,989,502	22,581,188	22,955,655
Weighted-average effect of assumed conversion of stock options and warrants	262,952	—	425,879	—

Weighted-average common shares and common share equivalents outstanding	22,901,590	22,989,502	23,007,067	22,955,655

Net income (loss) per common share:
Basic	$0.02	$0.00	$0.00	$(0.01)
Diluted	$0.02	$0.00	$0.00	$(0.01)
The following table indicates the number of potentially dilutive securities as of the end of each period:

	September 30,	September 30,
	2010	2011
Common stock options	3,638,252	4,018,917
Common stock warrants	76,240	38,980

Total	3,714,492	4,057,897

Concentration of Credit Risk and Other Risks and Uncertainties
The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 44% and 15% of total cost of revenue for the three months ended September 30, 2010 and 2011 and 34% and 13% of total cost of revenue for the six months ended September 30, 2010 and 2011.

The Company currently purchases a majority of its solar panels from one supplier for its sales of solar generating systems through its Orion Engineered Systems Division. The Company does have alternative vendor sources for its sale of PV solar generating systems. Purchases from this supplier accounted for 19% and 30% of total cost of revenue for the three months ended September 30, 2010 and 2011 and 15% and 32% of total cost of revenue for the six months ended September 30, 2010 and 2011.
For the three and six months ended September 30, 2010 and 2011, no customer accounted for more than 10% of revenue.
As of March 31, 2011 and September 30, 2011, one customer accounted for 16% and 11% of accounts receivable, respectively.
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
In April, 2011, the FASB issued ASU No. 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”). ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially all of the agreed terms, even in the event of default by the transferee. ASU 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended March 31, 2012. ASU 2011-03 is required to be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. The Company does not expect that the adoption of ASU 2011-03 will have a significant impact on the Company’s consolidated financial statements.
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
NOTE C — RELATED PARTY TRANSACTIONS
During the six months ended September 30, 2010 and 2011, the Company recorded revenue of $11,000 and $0.3 million, respectively, for products and services sold to an entity for which a then current director of the Company was formerly the executive chairman. During the same six month periods, the Company purchased goods and services from the same entity in the amounts of none and $4,700, respectively. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

During the six months ended September 30, 2010 and 2011, the Company purchased goods and services from an entity of $19,000 and $23,000, respectively, for which a director of the Company serves as a member of the board of directors. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
NOTE D — DEBT
Long-term debt as of March 31, 2011 and September 30, 2011 consisted of the following (in thousands):

	March 31,	September 30,
	2011	2011
Term note	$782	$659
Customer equipment finance notes payable	1,793	6,028
First mortgage note payable	853	815
Debenture payable	807	787
Other long-term debt	1,127	992

Total long-term debt	5,362	9,281
Less current maturities	(1,137)	(2,351)

Long-term debt, less current maturities	$4,225	$6,930

New Debt Arrangements
In September 2011, the Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (JP Morgan) that provided the Company with $5.0 million immediately available to fund completed customer contracts under the Company’s OTA finance program and an additional $5.0 million upon the Company’s achievement of meeting a trailing 12-month earnings before interest, taxes, depreciation and amortization (EBITDA) target of $8.0 million. The Company has one-year from the date of the commitment to borrow under the credit agreement. In September 2011, the Company borrowed $1.8 million. The borrowing is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 27 individual OTA customer contracts. The current borrowing under the credit agreement bears interest at LIBOR plus 4% and matures in September 2016. The credit agreement includes certain financial covenants, including funded debt to EBITDA and debt service coverage ratios. The Company was in compliance with all covenants in the credit agreement as of September 30, 2011.
Revolving Credit Agreement
On June 30, 2010, the Company entered into a new credit agreement (Credit Agreement) with JP Morgan. The Credit Agreement replaced the former credit agreement with a different bank.
The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of September 30, 2011, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. In fiscal 2011, the Company incurred $57,000 of total deferred financing costs related to the Credit Agreement which is being amortized over the two-year term of the Credit Agreement. There were no borrowings by the Company under the Credit Agreement as of March 31, 2011 or September 30, 2011. The Company was in compliance with all of its covenants under the Credit Agreement as of September 30, 2011.

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
The Company must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of September 30, 2011.
NOTE E — INCOME TAXES
The income tax provision for the six months ended September 30, 2011 was determined by applying an estimated annual effective tax rate of 40.3% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Six Months Ended September 30,
	2010	2011
Statutory federal tax rate	(34.0)%	34.0%
State taxes, net	(9.9)%	4.9%
Stock-based compensation expense	(44.6)%	1.4%
Federal tax credit	7.9%	(2.2)%
State tax credit	2.1%	0.0%
Permanent items	(11.7)%	1.0%
Change in valuation reserve	(10.4)%	0.0%
Other, net	0.4%	1.4%

Effective income tax rate	(100.2)%	40.3%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $0.5 million were recorded in fiscal 2011 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0.3 million were recorded for the six months ended September 30, 2011.
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
As of September 30, 2011, the Company had federal net operating loss carryforwards of approximately $7.6 million, of which $4.5 million are associated with the exercise of NQSOs that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $4.6 million, of which $2.5 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.0 million and state tax credits of $0.6 million. A full valuation allowance has been set up for the state tax credits due to the state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 — 2030.
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

As of September 30, 2011, the Company’s U.S. federal income tax returns for tax years 2009 to 2011 remain subject to examination. The Company has various federal income tax return positions in the process of examination for 2009 and 2010. The Company currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on its business, financial condition, results of operations or liquidity.
Uncertain tax positions
As of September 30, 2011, the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change in the next 12 months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the six months ended September 30, 2010 and 2011, the Company had the following unrecognized tax benefit activity (in thousands):

	Six Months Ended	Six Months Ended
	September 30, 2010	September 30, 2011
Unrecognized tax benefits as of beginning of period	$399	$399
Decreases relating to settlements with tax authorities	—	—
Additions based on tax positions related to the current period positions	1	1

Unrecognized tax benefits as of end of period	$399	$400

NOTE F — COMMITMENTS
Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $0.4 million and $0.5 million for the three months ended September 30, 2010 and 2011; and $0.8 million and $1.0 million for the six months ended September 30, 2010 and 2011. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand, as well as for capital expenditures. As of September 30, 2011, the Company had entered into $10.1 million of purchase commitments related to fiscal 2012, including $1.7 million for operating lease commitments and $8.4 million for inventory purchase commitments.
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
Employee Stock Purchase Plan
In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE Amex exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. The Company had the following shares issued from treasury during fiscal 2011 and for the six months ended September 30, 2011:

	Shares Issued		Shares Issued
	Under ESPP	Closing Market	Under Loan	Dollar Value of	Repayment of
	Plan	Price	Program	Loans Issued	Loans
Fiscal Year Ended March 31, 2011	65,776	$3.37	58,655	$196,100	$2,685
Quarter Ended June 30, 2011	9,788	3.93	8,601	33,800	1,649
Quarter Ended September 30, 2011	16,753	2.65	11,264	29,850	11,102

Total	92,317	$3.30	78,520	$259,750	$15,436

Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
Share Repurchase Program
In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock.
NOTE H — STOCK OPTIONS AND WARRANTS
The Company grants stock options under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 12,000,000 shares for issuance to key employees, consultants and directors. The Company’s board of directors approved an increase to the number of shares available under the 2004 Stock and Incentive Awards Plan of 1,500,000 shares, and such share increase was approved by the Company’s shareholders at the 2010 annual shareholders meeting and such shares are included above, other than as described below. In addition, the Company’s board of directors subsequently approved an additional increase to the number of shares available under the Plan by 1,000,000 shares contingent upon the Company’s achievement of at least 100% of each of the targeted financial metrics under its bonus program for fiscal 2012. The contingent share increase was approved by the Company’s shareholders at the 2011 annual shareholders meeting and such shares are not included in the total above. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both ISOs and NQSOs, although in July 2008, the Company adopted a policy of thereafter only granting NQSOs. Restricted stock awards have no vesting period and have been issued to certain non-employee directors in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.

In fiscal 2011, the Company converted all of its existing ISO awards to NQSO awards. No consideration was given to the employees for their voluntary conversion of ISO awards.
The Company granted accelerated vesting stock options in May 2011 under its 2004 Stock and Incentive Awards to provide an opportunity for its employees to earn long-term equity incentive awards based on the Company’s financial performance for fiscal 2012. An aggregate of 459,041 stock options were granted on the third business day following the Company’s public release of its fiscal 2011 results at an exercise price per share of $4.19, which was the closing sale price of the Company’s Common Stock on that date. The stock options will only vest, however, if the optionee remains employed and the Company is successful in achieving at least 100% of the target levels for each of the Company’s three financial metric targets for fiscal 2012, and if the Company’s stock price equals or exceeds $5.00 per share for at least 20 trading days during any 90-day period during the options’ ten-year term.
For the three and six months ended September 30, 2011, the Company granted 7,614 and 10,896 shares under the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $3.12 per share and $4.19 per share, the closing market prices as of the grant dates.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011

Cost of product revenue	$38	$35	$74	$77
General and administrative	173	140	271	296
Sales and marketing	145	124	254	272
Research and development	7	7	12	12

Total	$363	$306	$611	$657

As of September 30, 2011, compensation cost related to non-vested common stock-based compensation, excluding performance stock option awards amounted to $3.8 million over a remaining weighted average expected term of 6.9 years.
The following table summarizes information with respect to the Plans:

	Options Outstanding
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number	Exercise	Contractual	Intrinsic
	Grant	of Shares	Price	Term (in years)	value
Balance at March 31, 2011	1,577,676	3,658,768	$3.83	6.60
Granted stock options	(986,356)	986,356	4.08
Granted shares	(10,896)	—	—
Forfeited	546,794	(546,794)	4.32
Exercised	—	(79,413)	1.24

Balance at September 30, 2011	1,127,218	4,018,917	$3.97	7.17	$444,261

Exercisable at September 30, 2011		1,723,065	$3.97	5.52	$316,911

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $2.65 as of September 30, 2011.
A summary of the status of the Company’s outstanding non-vested stock options as of September 30, 2011 was as follows:

Non-vested at March 31, 2011	1,832,167
Granted	986,356
Vested	(209,881)
Forfeited	(312,790)

Non-vested at September 30, 2011	2,295,852

The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2011 or during the six months ended September 30, 2011.

Outstanding warrants are comprised of the following:

Weighted
Average
	Number of	Exercise
	Shares	Price
Balance at March 31, 2011	38,980	$2.25
Issued	—	—
Exercised	—	—
Cancelled	—	—

Balance at September 30, 2011	38,980	$2.25

A summary of outstanding warrants at September 30, 2011 follows:

	Number of
Exercise Price	Warrants	Expiration
$2.25	38,980	Fiscal 2015
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

	Revenues		Operating (Loss) Income
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(dollars in thousands)	2010	2011	2010	2011
Segments:
Energy Management	$14,371	$16,686	$1,301	$1,415
Engineered Systems	1,482	2,574	(429)	(449)
Corporate and Other	—	—	(2,122)	(1,200)

	$15,853	$19,260	$(1,250)	$(234)

	Revenues		Operating (Loss) Income
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2010	2011	2010	2011
Segments:
Energy Management	$29,769	$33,128	$1,592	$2,228
Engineered Systems	3,061	8,906	(841)	(365)
Corporate and Other	—	—	(3,394)	(2,527)

	$32,830	$42,034	$(2,643)	$(664)

	Total Assets		Deferred Revenue
(dollars in thousands)	March 31, 2011	September 30, 2011	March 31, 2011	September 30, 2011
Segments:
Energy Management	$67,449	$63,574	$533	$750
Engineered Systems	14,405	14,737	1,506	3,910
Corporate and Other	33,136	42,263	—	—

	$114,990	$120,574	$2,039	$4,660

The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We design, manufacture, market and implement energy management systems consisting primarily of high-performance, energy efficient lighting systems, controls and related services and market and implement renewable energy systems consisting primarily of solar generating photovoltaic, or PV, systems and wind turbines. We operate in two business segments, which we refer to as our Energy Management Division and our Engineered Systems Division.
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
We have sold and installed more than 2,176,000 of our HIF lighting systems in over 7,368 facilities from December 1, 2001 through September 30, 2011. We have sold our products to 137 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2011 included Coca-Cola Enterprises Inc., U.S. Foodservice, SYSCO Corp., Ball Corporation, MillerCoors and Pepsico, Inc. and its affiliates.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2011, “fiscal 2011”. We call our current fiscal year, which will end on March 31, 2012, “fiscal 2012.” Our fiscal first quarter ended on June 30, our fiscal second quarter ended on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Because of the recessed state of the global economy, especially as it impacted capital equipment manufacturers, our results for the first half of fiscal 2011 were impacted by lengthened customer sales cycles and sluggish customer capital spending. During the second half of fiscal 2011 and the first half of fiscal 2012, capital equipment purchases were slightly improved and we continue to remain optimistic regarding customer behaviors for the remainder of fiscal year 2012. To address these difficult economic conditions, we implemented $3.2 million of annualized cost reductions during the first quarter of fiscal 2010. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010 and the first half of fiscal 2011. During the second quarter of fiscal 2011, we identified an additional $1 million of annualized cost reductions related to decreased product costs, improved manufacturing efficiencies and reduced operating expenses. We realized these cost reductions beginning during the fiscal 2011 third quarter through reduction in general and administrative expenses and improved product margins for our HIF lighting systems.

Despite these recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our record level of revenue in fiscal 2011 along with our return to profitability, our record level of order backlog heading into the back half of fiscal 2012, the increasing volume of unit sales in the first half of fiscal 2012 of our new products, specifically our exterior HIF fixtures, InteLite wireless dynamic controls, and our Apollo light pipes, and our cost reduction plans completed during fiscal 2011. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems Division, the opportunity for our participation in the replacement part aftermarket and the increasing national recognition of the importance of environmental stewardship, including legislation in the State of Wisconsin passed in fiscal 2011 that recognized our solar Apollo light pipe as a renewable product offering and qualified it for incentives currently offered to other renewable technologies.
In August 2009, we created Orion Engineered Systems, a new operating division which has been offering our customers additional alternative renewable energy systems. In fiscal 2010, we sold and installed three solar PV electricity generating projects, completing our test analysis on two of the three in the fiscal 2010 third quarter, and executed our first cash sale and our first power purchase agreement, or PPA, as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system, a cash sale, during our fiscal 2011 first quarter. During our fiscal 2011 second quarter, we received an $8.2 million cash order for a solar PV generating system for which we recognized $6.6 million of revenue in fiscal 2011.
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
In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, finance program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. The OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of the term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our energy management systems under our OTA financing program is fixed and is based on the cost of the energy management system and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments. We expect that the number of customers who choose to purchase our systems by using our OTA financing program will continue to increase in future periods. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar power purchase agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA Opportunities. We have secured one external funding source to fund PPA’s and continue to look for additional external sources of funding for PPA’s on behalf of our customers.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 53% of our total revenue in fiscal 2011, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division. During the fiscal 2012 first half, wholesale revenues accounted for approximately 61% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 53% for the first half of fiscal 2011. We are changing the manner in which we sell our solar PV systems. Instead of reselling the solar PV equipment obtained from a solar PV equipment manufacturer, we are encouraging our customers to purchase their solar PV systems directly from the manufacturer, while we provide the value-added installation and integration services. This change in approach is expected to result in reduced revenue from solar orders, but is expected to result in improved gross margins as discussed below.

Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customers acknowledgement that the system is operating as specified.
In fiscal 2011, we recognized $10.7 million of revenue from 127 completed OTA contracts. For the three months ended September 30, 2011, we recognized $3.6 million of revenue from 29 completed contracts. For the six months ended September 30, 2011, we recognized $6.5 million of revenue from 82 completed contracts. In the future, we expect an increase in the volume of OTA contracts as our customers take advantage of the value proposition without incurring any up-front capital cost.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2011, we recognized $0.4 million of revenue from completed PPAs. In the first half of fiscal 2012, we recognized $0.4 million of revenue from completed PPAs. As of September 30, 2011, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $3.5 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of September 30, 2011 (in thousands):

Fiscal 2012	$324
Fiscal 2013	646
Fiscal 2014	536
Fiscal 2015	426
Fiscal 2016	425
Beyond	1,152

Total expected future discounted revenue from PPAs	$3,509

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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 38% and 28% of our total revenue for the first half of fiscal 2012 and fiscal 2011, respectively. No customer accounted for more than 10% of our total revenue in the first half of fiscal 2012 or fiscal 2011. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA and PPA programs, and any new products, applications and service that we may introduce through our Orion Engineered Systems Division; (ii) changes in capital investment levels by our customers and prospects, (iii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iv) the level of our wholesale sales; (v) our ability to realize revenue from our services; (vi) market conditions; (vii) our execution of our sales process; (viii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (ix) the selling price of our products and services; and (x) customer sales and budget cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.

Backlog. We define backlog as the total contractual value of all firm orders received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of September 30, 2011, we had a backlog of firm purchase orders of approximately $23.6 million, which included $16.5 million of solar PV orders, compared to $11.6 million as of June 30, 2011, which included $4.2 million of solar PV orders. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter and our firm purchase order backlog related to solar PV systems to be recognized within the following two quarters. Principally as a result of the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors and the continued shortening of our installation cycles, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 13% of our total cost of revenue for the first half of fiscal 2012 and were 34% of our total cost of revenue for the first half of fiscal 2011. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of solar PV sales which generally have substantially lower relative gross margins than our traditional energy management systems; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) the level of our wholesale and partner sales (which generally have historically resulted in lower relative gross margins, but higher relative net margins, than our sales to direct customers); (iv) our realization rate on our billable services; (v) our project pricing; (vi) our level of warranty claims; (vii) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (viii) our level of efficiencies in our manufacturing operations; and (ix) our level of efficiencies from our subcontracted installation service providers. We are changing the manner in which we sell our solar PV systems. Instead of reselling the solar PV equipment obtained from a solar PV equipment manufacturer, we are encouraging our customers to purchase their solar PV systems directly from the manufacturer, while we provide the value-added installation and integration services. This change in approach is expected to result in increased solar PV gross margins.
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense. In fiscal 2012, we are increasing personnel in our sales areas for telemarketing and direct sales employees as we believe that future opportunities within our business remain strong.
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
In fiscal 2011 and continuing in the first half of fiscal 2012, we invested in marketing efforts to our direct end customers and to our channel partners through increasing advertising, marketing collateral materials and participating in national industry and customer trade shows. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue investing in our research and development of new and enhanced energy management products and services.
We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period. We recognized $0.7 million in the first half of fiscal 2012 and $0.6 million in the first half of fiscal 2011. As a result of prior option grants, we expect to recognize an additional $3.8 million of stock-based compensation over a weighted average period of approximately seven years, including $0.7 million in the last six months of fiscal 2012. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under long-term debt obligations, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from two to ten years.
Interest Income. We report interest income earned on our cash and cash equivalents and short term investments. We also report interest income earned from our financed OTA contracts.
Income Taxes. As of September 30, 2011, we had net operating loss carryforwards of approximately $7.6 million for federal tax purposes and $4.6 million for state tax purposes. Included in these loss carryforwards were $4.5 million for federal and $2.5 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.0 million and state credit carryforwards of approximately $0.6 million. A full valuation allowance has been set up for the state tax credits. We believe it is more likely than not that we will realize the benefits of most of these assets and we have reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.
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

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended September 30,					Six Months Ended September 30,
	2010		2011			2010		2011
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$15,086	95.2%	$18,718	97.2%	24.1%	$30,844	94.0%	$40,397	96.1%	31.0%
Service revenue	767	4.8%	542	2.8%	(29.3)%	1,986	6.0%	1,637	3.9%	(17.6)%

Total revenue	15,853	100.0%	19,260	100.0%	21.5%	32,830	100.0%	42,034	100.0%	28.0%
Cost of product revenue	9,745	61.5%	12,059	62.6%	23.7%	20,053	61.1%	27,063	64.4%	35.0%
Cost of service revenue	498	3.1%	382	2.0%	(23.3)%	1,415	4.3%	1,116	2.7%	(21.1)%

Total cost of revenue	10,243	64.6%	12,441	64.6%	21.5%	21,468	65.4%	28,179	67.0%	31.3%

Gross profit	5,610	35.4%	6,819	35.4%	21.6%	11,362	34.6%	13,855	33.0%	21.9%
General and administrative expenses	2,988	18.8%	2,724	14.1%	(8.8)%	5,933	18.1%	5,800	13.8%	(2.2)%
Sales and marketing expenses	3,299	20.8%	3,736	19.4%	13.2%	6,889	21.0%	7,504	17.9%	8.9%
Research and development expenses	573	3.6%	593	3.1%	3.5%	1,183	3.6%	1,215	2.9%	2.7%

Loss from operations	(1,250)	(7.9)%	(234)	(1.2)%	81.3%	(2,643)	(8.1)%	(664)	(1.6)%	74.9%
Interest expense	55	0.3%	150	0.8%	172.7%	124	0.4%	237	0.6%	91.1%
Dividend and interest income	153	1.0%	214	1.1%	39.9%	246	0.8%	368	0.9%	49.6%

Loss before income tax	(1,152)	(7.3)%	(170)	(0.9)%	85.2%	(2,521)	(7.7)%	(533)	(1.3)%	78.9%
Income tax benefit	(1,692)	(10.7)%	(71)	(0.4)%	95.8%	(2,525)	(7.7)%	(215)	(0.5)%	91.5%

Net income (loss)	$540	3.4%	$(99)	(0.5)%	(118.3)%	$4	0.0%	$(318)	(0.8)%	(8,050.0)%

Revenue. Product revenue increased from $15.1 million for the fiscal 2011 second quarter to $18.7 million for the fiscal 2012 second quarter, an increase of $3.6 million, or 24%. The increase in product revenue was a result of increased sales of our HIF lighting systems and renewable energy systems. Service revenue decreased from $0.8 million for the fiscal 2011 second quarter to $0.5 million for the fiscal 2012 second quarter, a decrease of $0.3 million, or 38%. The decrease in service revenues was a result of the continued percentage increase of our total revenues generated by our wholesale channels, where our services are not provided. Total revenue from renewable energy systems was $2.0 million for the fiscal 2012 second quarter compared to none for the fiscal 2011 second quarter. Product revenue increased from $30.8 million for the fiscal 2011 first half to $40.4 million for the fiscal 2012 first half, an increase of $9.6 million, or 31%. Total revenue from renewable energy systems was $7.4 million for the fiscal 2012 first half compared to $0.4 million for the fiscal 2011 first half, an increase of $7.0 million, or 1,750%. Service revenue decreased from $2.0 million for the fiscal 2011 first half to $1.6 million for the fiscal 2012 first half, a decrease of $0.4 million, or 20%. The decrease in service revenue was a result of the continued percentage increase of total revenue to our wholesale channels where services are not provided.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $9.7 million for the fiscal 2011 second quarter to $12.1 million for the fiscal 2012 second quarter, an increase of $2.4 million, or 25%. Our cost of service revenue decreased from $0.5 million for the fiscal 2011 second quarter to $0.4 million for the fiscal 2012 second quarter, a decrease of $0.1 million, or 20%. Total gross margin was 35.4% for the fiscal 2011 second quarter and fiscal 2012 second quarters, respectively. Total cost of product revenue increased from $20.1 million for the fiscal 2011 first half to $27.1 million for the fiscal 2012 first half, an increase of $7.0 million, or 35%. Our cost of service revenue decreased from $1.4 million for the fiscal 2011 first half to $1.1 million for the fiscal 2012 first half, a decrease of $0.3 million, or 21%. Total gross margin decreased from 34.6% for the fiscal 2011 first half to 33.0% for the fiscal 2012 first half. For the fiscal 2012 first half, our gross margin declined due to a higher mix of renewable product and service revenues from our Orion Engineered Systems Division. Our gross margin on renewable revenues was 14.7% during the fiscal 2012 first half. Gross margin from our HIF integrated systems revenue for the fiscal 2012 first half was 36.9%.
General and Administrative. Our general and administrative expenses decreased from $3.0 million for the fiscal 2011 second quarter to $2.7 million for the fiscal 2012 second quarter, a decrease of $0.3 million, or 10%. Our general and administrative expenses decreased from $5.9 million for the fiscal 2011 first half to $5.8 million for the fiscal 2012 first half, a decrease of $0.1 million, or 2%. The decrease was a result of reduced headcounts in management and information technologies offset by increased expenses for depreciation and software license costs for our new enterprise resource planning, or ERP, system.
Sales and Marketing. Our sales and marketing expenses increased from $3.3 million for the fiscal 2011 second quarter to $3.7 million for the fiscal 2012 second quarter, an increase of $0.4 million, or 12%. Our sales and marketing expenses increased from $6.9 million for the fiscal 2011 first half to $7.5 million for the fiscal 2012 first half, an increase of $0.6 million, or 9%. The increase was a result of increased costs for headcount additions to our direct sales force and for our newly formed telemarketing department, higher commission expense on our increased revenue and increased depreciation for our new customer relationship management, or CRM, system. Total sales and marketing employee headcount was 79 and 93 at September 30, 2010 and September 30, 2011, respectively.
Research and Development. Our research and development expenses of $0.6 million for the fiscal 2012 second quarter were similar to our research and development expenses for our fiscal 2011 second quarter. Our research and development expenses of $1.2 million for the fiscal 2012 first half were similar to our research and development expenses for our fiscal 2011 first half. Expenses incurred in the fiscal 2012 first half related to compensation costs for the development and support of our new products, depreciation expenses for lab and research equipment and sample, and testing costs related to our dynamic control devices and our light emitting diode, or LED, product initiatives.

Interest Expense. Our interest expense increased from $55,000 for the fiscal 2011 second quarter to $150,000 for the fiscal 2012 second quarter, an increase of $95,000, or 173%. Our interest expense increased from $0.1 million for the fiscal 2011 first half to $0.2 million for the fiscal 2012 first half, an increase of $0.1 million or 100%. The increase in our interest expense was due to additional financings completed during the second half of fiscal 2011 and the first half of fiscal 2012 for the purpose of financing our OTA projects.
Interest Income. Interest income increased from $153,000 for the fiscal 2011 second quarter to $214,000 for the fiscal 2012 second quarter, an increase of $61,000 or 40%. Interest income increased from $0.2 million for the fiscal 2011 first half to $0.4 million for the fiscal 2012 first half, an increase of $0.2 million, or 100%. Interest income increased due to an increase in the number and dollar amount of completed OTA contracts and the related interest income under the financing terms.
Income Taxes. Our income tax benefit decreased from a benefit of $1.7 million for the fiscal 2011 second quarter to an income tax benefit of $0.1 million for the fiscal 2012 second quarter, a decrease of $1.6 million, or 94%. Our income tax benefit decreased from a benefit of $2.5 million for the fiscal 2011 first half to an income tax benefit of $0.2 million for the fiscal 2012 first half, a decrease of $2.3 million, or 92%. Our effective income tax rate for the fiscal 2011 first half was 100.2%, compared to 40.3% for the fiscal 2012 first half. The change in effective rate was due to the conversion of our incentive stock options, or ISOs, to non-qualified stock options, or NQSOs, completed during the fourth quarter of fiscal 2011, a decrease from the prior year for non-deductible expenses and an increase in fiscal 2011 for the state valuation reserve. The conversion of our ISOs to NQSOs eliminated the volatility in our effective tax rates at lower pre-tax earnings levels and should result in an effective tax rate in the 40% range for future periods.
Energy Management Segment
The following table summarizes our Energy Management segment operating results:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2010	2011	2010	2011
Revenues	$14,371	$16,686	$29,769	$33,128
Operating income	$1,301	$1,415	$1,592	$2,228
Operating margin	9.1%	8.5%	5.3%	6.7%
Energy Management segment revenue increased $2.3 million, or 16%, from $14.4 million for the fiscal 2011 first quarter to $16.7 million for the fiscal 2012 first quarter. Energy Management segment revenue increased $3.4 million, or 11%, from $29.8 million for the fiscal 2011 first half to $33.1 million for the fiscal 2012 first half. The increase was due to increased sales of our HIF lighting systems to our wholesale customers.
Energy Management segment operating income increased $0.1 million, or 8%, from $1.3 million for the fiscal 2011 first quarter to $1.4 million for the fiscal 2012 first quarter. Energy Management segment operating income increased $0.6 million, or 38%, from $1.6 million for the fiscal 2011 first half to $2.2 million for the fiscal 2012 first half. The increase in operating income was a result of additional revenue and improved gross margins on our HIF lighting systems.
Engineered Systems Segment
The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
(dollars in thousands)	2010	2011		2010	2011
Revenues	$1,482		$2,574	$3,061	$8,906
Operating loss	$(429)	$	(449)	$(841)	$(365)
Operating margin	(28.9)%		(17.4)%	(27.5)%	(4.1)%

Engineered Systems segment revenue increased $1.1 million, or 73%, from $1.5 million for the fiscal 2011 first quarter to $2.6 million for the fiscal 2012 first quarter. Engineered Systems segment revenue increased $5.8 million, or 187%, from $3.1 million for the fiscal 2011 first half to $8.9 million for the fiscal 2012 first half. The increase was due to increased sales of solar renewable technologies. During the first half of fiscal 2011, our Engineered Systems segment efforts were focused on continuing to build sales pipeline and determination of the market for these renewable technologies within our customer base.
Engineered Systems segment operating loss of $0.4 million for the fiscal 2011 first quarter was similar to Engineered Systems segment operating income for the fiscal 2012 first quarter. Energy Management segment operating loss decreased $0.5 million, or 63%, from $0.8 million for the fiscal 2011 first half to $0.4 million for the fiscal 2012 first half. The reduction in operating loss was a result of the increased revenue volume and resulting contribution margin from sales of solar renewable energy systems.
Liquidity and Capital Resources
Overview
We had approximately $15.6 million in cash and cash equivalents and $1.0 million in short-term investments as of September 30, 2011, compared to $11.6 million and $1.0 million at March 31, 2011. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.2%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of December 2011 and a yield of 0.50%. Additionally, as of September 30, 2011, we had $13.3 million of borrowing availability under our revolving credit agreement. We also had $3.2 million of availability on our recently completed OTA credit agreement, which can be utilized for the sole purpose of funding customer OTA projects. During the first half of fiscal 2012, we borrowed $4.6 million to finance our OTA projects. We have now secured multiple debt sources for our OTA finance contracts and believe that our sources of OTA funding are sufficient to meet near-term OTA finance program requirements. In October 2011, our board of directors approved a $1.0 million share repurchase plan. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility and our OTA credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months, dependent upon our growth opportunities with our cash and finance customers.
Cash Flows
The following table summarizes our cash flows for the six months ended September 30, 2010 and 2011 (in thousands):

	Six Months Ended
	September 30,
	2010	2011
Operating activities	$(8,633)	$1,924
Investing activities	(4,033)	(2,133)
Financing activities	2,626	4,208

Decrease in cash and cash equivalents	$(10,040)	$3,999

Cash Flows Related to Operating Activities. Cash provided by operating activities for the fiscal 2012 first half was $1.9 million and consisted of net cash provided from changes in operating assets and liabilities of $0.2 million and a net loss adjusted for non-cash expense items of $1.7 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $4.0 million in total accounts receivable due to customer payments received during the quarter and a $2.6 million increase in deferred revenue due to customer deposit payments received. Cash used from changes in operating assets and liabilities included a $3.3 million increase in inventory for purchases of solar panel inventory and increases in our work-in-process and lighting fixture inventories for orders that are expected to ship during the fiscal 2012 third quarter, a $1.4 million increase in prepaid and other expenses related to deferred costs from projects still in implementation and a $2.1 million decrease in accounts payable due to vendor payments.
Cash used in operating activities for the fiscal 2011 first half was $8.6 million and consisted of net cash of $9.5 million used for changes in operating assets and liabilities offset by a net loss adjusted for non-cash expense items of $0.9 million. Cash used for changes in operating assets and liabilities consisted of an increase in accounts receivables due to the increase of our OTA program and the long-term nature of the contracts and an increase of $7.7 million for inventory purchases, including $3.8 million for purchases of wireless control inventories based upon our Phase 2 initiatives, a $1.9 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders and a $3.1 million increase in ballast component inventories due to concerns over supply availability and component shortages. Cash provided by changes in operating assets and liabilities included a $1.5 million increase in accounts payable related to payment terms on inventory purchases and a $0.8 million increase in deferred revenue related to an investment tax grant received for a solar asset owned under our power purchase agreement, or PPA, finance program.

Cash Flows Related to Investing Activities. For the fiscal 2012 first half, cash used in investing activities was $2.1 million. This included a net $2.0 million for capital improvements related to our information technology systems, manufacturing and tooling improvements and facility investments and $0.1 million for investment in patent activities.
For the fiscal 2011 first half, cash used in investing activities was $4.0 million. This included $2.0 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments, $1.6 million invested in equipment related to our PPA finance programs, $0.3 million for long-term investments and $0.1 million for patent investments.
Cash Flows Related to Financing Activities. For the fiscal 2012 first half, cash flows provided by financing activities were $4.2 million. This included $4.6 million in new debt borrowings to fund OTAs, $0.3 million for excess tax benefits from stock-based compensation and $0.1 million received from stock option and warrant exercises. Cash flows used in financing activities included $0.7 million for repayment of long-term debt and $0.1 million for debt closing costs.
For the fiscal 2011 first half, cash flows provided by financing activities was $2.6 million. This included $2.7 million in new debt borrowings to fund OTA and capital projects and $0.3 million received from stock option exercises. Cash flows used in financing activities included $0.3 million for repayment of long-term debt and $0.1 million for costs related to our new credit agreement.
Working Capital
Our net working capital as of September 30, 2011 was $57.9 million, consisting of $76.4 million in current assets and $18.5 million in current liabilities. Our net working capital as of March 31, 2011 was $56.9 million, consisting of $73.1 million in current assets and $16.2 million in current liabilities. Our current accounts receivables decreased from fiscal 2011 year-end by $6.0 million as a result of the collection of payments from customers. Our inventories increased from our fiscal 2011 year-end by $3.3 million due to a $1.8 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders, a $0.7 million increase in our work-in process inventories for product orders to be delivered in our fiscal 2012 third quarter, a $0.1 million increase in raw materials and a $0.7 million increase in finished goods for orders expected to ship in our fiscal 2012 back half.
During fiscal 2011, we increased our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic component market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. Recently, we were made aware of concerns over shortages of rare earth minerals used in the production of fluorescent lamps. We have increased our purchase commitments related to these components to ensure that we will have product availability to meet customer demands. We are continually monitoring supply side concerns through conversations with our key vendors and currently believe that supply availability concerns appear to have moderated, but have not diminished to the point where we anticipate reducing safety stock to the levels that existed prior to the electrical components supply issues.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
On June 30, 2010, we entered into a new credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement replaced our former credit agreement.
The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2012. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that we maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. We also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of September 30, 2011, we had had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. In fiscal 2011, we incurred $57,000 of total deferred financing costs related to the Credit Agreement which is being amortized over the two-year term of the Credit Agreement. We had no outstanding borrowings under the Credit Agreement as of March 31, 2011 or September 30, 2011. We were in compliance with all of its covenants under the Credit Agreement as of September 30, 2011.
The Credit Agreement is secured by a first lien security interest in our accounts receivable, inventory and general intangibles, and a second lien priority in our equipment and fixtures. All OTAs, PPAs, leases, supply agreements and/or similar agreements relating to solar PV and wind turbine systems or facilities, as well as all of our accounts receivable and assets related to the foregoing, are excluded from these liens.
We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. We satisfied the deposit requirement to waive the unused fee as of September 30, 2011.
OTA Credit Agreement
In September 2011, we entered into a credit agreement with JP Morgan that provided us with $5.0 million immediately available to fund completed customer contracts under our OTA finance program and an additional $5.0 million upon our achievement of meeting a trailing 12-month earnings before interest, taxes, depreciation and amortization (EBITDA) target of $8.0 million. We have one-year from the date of the commitment to borrow under the credit agreement. In September 2011, we borrowed $1.8 million. The borrowing is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 27 individual OTA customer contracts. The current borrowing under the credit agreement bears interest at LIBOR plus 4% and matures in September 2016. The credit agreement includes certain financial covenants, including funded debt to EBITDA and debt service coverage ratios. We were in compliance with all covenants in the credit agreement as of September 30, 2011.
Capital Spending
Capital expenditures totaled $2.0 million during the fiscal 2012 first half due to investments in information technologies and other tooling and equipment for new products, as well as cost improvements in our manufacturing facility. We expect to incur a total of $1.0 to $1.4 million in capital expenditures during the remainder of fiscal 2012, excluding capital to support our OTA contracts. Our capital spending plans predominantly consist of further cost improvements in our manufacturing facility, improvements to our building and headquarters, new product development and investment in information technology systems. We consider the investment in our information systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.
Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of September 30, 2011 (dollars in thousands):

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Bank debt obligations	$9,281	$2,351	$4,150	$1,837	$943
Cash interest payments on debt	1,546	496	579	192	279
Operating lease obligations	8,499	1,715	1,945	1,734	3,105
Purchase order and cap-ex commitments (1)	16,028	8,386	7,642	—	—

Total	$35,354	$12,948	$14,316	$3,763	$4,327

(1)	Reflects non-cancellable purchase order commitments in the amount of $16.0 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the quarter ended September 30, 2011 pursuant to Rule 13a-15(b) of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2011.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which we filed with the SEC on July 22, 2011. During the three months ended September 30, 2011, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 5.	OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through September 30, 2011, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through September 30, 2011
(in thousands, unaudited)
HIF lighting systems sold(1)	2,176
Total units sold (including HIF lighting systems)	2,904
Customer kilowatt demand reduction(2)	679
Customer kilowatt hours saved(2)(3)	17,970,668
Customer electricity costs saved(4)	$1,383,741
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	11,677
Square footage retrofitted(6)	1,119,001

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)
A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.9 million units).

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

(6)
Based on 2.90 million total units sold, which contain a total of approximately 14.5 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2011.

ORION ENERGY SYSTEMS, INC. Registrant
By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended September 30, 2011

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