Form 10-Q/A
period 2010-12-31
ORION ENERGY SYSTEMS, INC.
filed 2012-06-14
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33887

Orion Energy Systems, Inc.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1847269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

2210 Woodland Drive, Manitowoc, Wisconsin	54220
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (920) 892-9340

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 22,818,902 shares of the Registrant’s common stock outstanding on February 7, 2011.

EXPLANATORY NOTE

As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “Orion,” “we,” “us,” “our,” “Company” and similar references are to Orion Energy Systems, Inc. and its consolidated subsidiaries.

As previously disclosed, in this Amendment No. 2 to Form 10-Q/A (“Amendment No. 2”), we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended December 31, 2010 to record our transactions from sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements.

Under our prior method of accounting for sales of our PV systems, we recognized revenue in two stages (i) when the title to the products had been transferred and (ii) when the service installation was complete. On February 2, 2012, we concluded that generally accepted accounting principles, or GAAP, required that revenue from the sales of solar PV systems be recognized under the percentage-of-completion method. The percentage-of-completion method requires revenue from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. The difference between the percentage-of-completion method and the multiple deliverable elements method is a matter of timing, with no impact on overall earnings or cash flow from the individual contracts.

Previously, on August 2, 2011, we filed an Amendment No. 1 to Form 10-Q/A (“Amendment No. 1”) to record our transactions under our Orion Throughput Agreements, or OTAs, as sales-type leases instead of as operating leases. Our prior method of accounting for OTA transactions as operating leases deferred revenue recognition over the full term of the OTA contracts, only recognizing revenue on a monthly basis as customer payments became due, while the upfront sales, general and administrative expenses related to these OTA contracts were recognized immediately. Throughout this Amendment #2, all amounts presented from prior periods are labeled “As Previously Reported” and reflect the balances and amounts of our restatement related to the accounting change for OTA contracts as detailed in Amendment No. 1.

This Amendment No. 2 is being filed to reflect the financial statement restatement from sales of our solar PV systems. Generally, for the quarterly and year-to-date periods ended December 31, 2010, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•

A decrease in our revenue of $6.4 million (21%), a decrease in our net income of $0.9 million (124%) and a decrease in our income per share of $0.04 (133%) for the quarter ended December 31, 2010 and a decrease in our revenue of $6.4 million (10%), a decrease in our net income of $0.9 million (124%) and a decrease in our income per share of $0.04 (133%) for the nine months ended December 31, 2010; and

•

An increase in deferred contract costs of $7.1 million, an increase in deferred revenue of $2.7 million, a decrease in accounts receivable of $4.1 million, a decrease in prepaid expenses and other current assets of $1.6 million and a decrease in accrued expenses of $0.3 million for the quarter ended December 31, 2010.

In addition to the impact of the accounting treatment change for solar PV sales described above, management’s reassessment of the quarter ended December 31, 2010, resulted in the following additional change:

•

An increase in long-term assets of $13.5 million and a decrease in current assets of $13.5 million as a result of a reclassification of current inventory to long-term inventory related to our investment in wireless control products.

For a more detailed description of this financial statement restatement, see Note B, “Restatement of Financial Statements” to our consolidated financial statements and the section entitled “Restatement of Previously Issued Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Amendment No. 2.

This Amendment #2 only amends and restates Items 1, 2, and 4 of Part I of Amendment No. 1, in each case, solely as a result of, and to reflect, the restatement, and no other information is amended hereby. The foregoing items have not been updated to reflect other events occurring after February 9, 2011, the date of the filing of the initial Form 10-Q (the “Original Filing”) or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively.

Except for the foregoing amended information, this Amendment No. 2 continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Throughout this Amendment No. 2, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis. In addition, all amounts presented from prior periods are labeled “As Previously Reported” and reflect the restatement related to the accounting change for OTA contracts as detailed in Amendment No. 1.

Orion Energy Systems, Inc.

Quarterly Report On Form 10-Q/A

For The Quarter Ended December 31, 2010

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2010
		(As Restated)
Assets
Cash and cash equivalents	$23,364	$9,858
Short-term investments	1,000	1,010
Accounts receivable, net of allowances of $382 and $467	15,991	22,173
Inventories, net	25,991	18,712
Deferred contract costs	1,553	7,115
Deferred tax assets	1,244	1,754
Prepaid expenses and other current assets	2,559	3,116

Total current assets	71,702	63,738
Property and equipment, net	28,193	30,991
Patents and licenses, net	1,590	1,634
Deferred tax assets	974	1,059
Long-term accounts receivable	2,092	5,963
Long-term inventories	—	13,518
Other long-term assets	27	1,886

Total assets	$104,578	$118,789

Liabilities and Shareholders’ Equity
Accounts payable	$7,761	$15,363
Accrued expenses and other	3,790	3,718
Deferred revenue, current	338	2,650
Current maturities of long-term debt	562	1,261

Total current liabilities	12,451	22,992
Long-term debt, less current maturities	3,156	4,618
Deferred revenue, long-term	186	1,036
Other long-term liabilities	398	399

Total liabilities	16,191	29,045

Commitments and contingencies (See Note G)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2010 and December 31, 2010; no shares issued and outstanding at March 31, 2010 and December 31, 2010	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2010 and December 31, 2010; shares issued: 29,911,203 and 30,224,199 at March 31, 2010 and December 31, 2010; shares outstanding: 22,442,380 and 22,792,302 at March 31, 2010 and December 31, 2010	—	—
Additional paid-in capital	122,515	123,965
Treasury stock: 7,468,823 and 7,431,897 common shares at March 31, 2010 and December 31, 2010	(32,011)	(31,767)
Shareholder notes receivable	—	(157)
Accumulated deficit	(2,117)	(2,297)

Total shareholders’ equity	88,387	89,744

Total liabilities and shareholders’ equity	$104,578	$118,789

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
		(As Restated)		(As Restated)
Product revenue	$18,737	$21,633	$45,879	$52,476
Service revenue	2,090	2,011	4,897	3,997

Total revenue	20,827	23,644	50,776	56,473
Cost of product revenue	11,860	14,134	30,729	34,186
Cost of service revenue	1,568	1,676	3,455	3,091

Total cost of revenue	13,428	15,810	34,184	37,277

Gross profit	7,399	7,834	16,592	19,196
Operating expenses:
General and administrative	3,051	2,709	9,357	8,642
Sales and marketing	3,063	3,235	9,176	10,124
Research and development	404	614	1,315	1,797

Total operating expenses	6,518	6,558	19,848	20,563

Income (loss) from operations	881	1,276	(3,256)	(1,367)
Other income (expense):
Interest expense	(66)	(98)	(192)	(223)
Dividend and interest income	157	189	539	435

Total other income (expense)	91	91	347	212

Income (loss) before income tax	972	1,367	(2,909)	(1,155)
Income tax expense (benefit)	218	1,549	(652)	(976)

Net income (loss)	$754	$(182)	$(2,257)	$(179)

Basic net income (loss) per share	$0.03	$(0.01)	$(0.10)	$(0.01)
Weighted-average common shares outstanding	21,792,175	22,726,426	21,709,799	22,629,776
Diluted net income (loss) per share	$0.03	$(0.01)	$(0.10)	$(0.01)
Weighted-average common shares and share equivalents outstanding	22,567,575	22,726,426	21,709,799	22,629,776

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2009	2010
		(As Restated)
Operating activities
Net loss	$(2,257)	$(179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,956	2,414
Stock-based compensation expense	1,064	931
Deferred income tax benefit	(813)	(595)
Loss on sale of assets	—	13
Change in bad debt expense	384	85
Other	15	38
Changes in operating assets and liabilities:
Accounts receivable	(2,969)	(10,138)
Inventories	(4,285)	(6,239)
Deferred contract costs	—	(5,562)
Prepaid expenses and other assets	(2,752)	(2,044)
Deferred revenue	—	3,162
Accounts payable	5,193	7,602
Accrued expenses	738	(73)

Net cash used in operating activities	(3,726)	(10,585)
Investing activities
Purchase of property and equipment	(4,142)	(2,986)
Purchase of property and equipment leased to customers under operating leases	(1,903)	(2,126)
Purchase of short-term investments	—	(10)
Sale of short-term investments	5,522	—
Long-term assets	—	(330)
Additions to patents and licenses	(186)	(138)
Proceeds from sales of long-term assets	6	1

Net cash used in investing activities	(703)	(5,589)
Financing activities
Payment of long-term debt	(640)	(528)
Proceeds from long-term debt	200	2,689
Proceeds from shareholder notes	—	1
Repurchase of common stock into treasury	(400)	—
Excess tax benefits from stock-based compensation	95	193
Deferred financing costs and offering costs	—	(61)
Proceeds from issuance of common stock	947	374

Net cash provided by financing activities	202	2,668

Net decrease in cash and cash equivalents	(4,227)	(13,506)
Cash and cash equivalents at beginning of period	36,163	23,364

Cash and cash equivalents at end of period	$31,936	$9,858

Supplemental cash flow information:
Cash paid for interest	$215	$192
Cash paid for income taxes	$30	$31
Supplemental disclosure of non-cash investing and financing activities
Shares issued from treasury for stock note receivable	$—	$158
Shares surrendered into treasury for stock option exercise	$—	$51

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

In August 2009, The Company created Orion Engineered Systems, a new operating division offering additional alternative renewable energy systems. The Company first introduced the presentation of operating segments for the quarter ended December 31, 2010. See Note J “Segment Reporting” of these financial statements for further discussion of our reportable segments.

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

As previously disclosed in a Current Report on Form 8-K, on February 1, 2012, the Company’s management, with concurrence from the Audit & Finance Committee of the Company’s Board of Directors, concluded that the financial statements contained in the Amendment No. 1 to Form 10-Q (“Amendment No. 1) for the quarterly period ended December 31, 2010 should no longer be relied upon and must be restated to properly record revenue from its sales of solar photovoltaic systems.

In accordance with ASC Topic 605, Revenue Recognition, the Company’s prior method of accounting for solar photovoltaic systems under the multiple deliverable element method resulted in revenue being recognized (i) when the title to the products has been transferred and (ii) when the service installation is complete. On February 1, 2012, the Company concluded that generally accepted accounting principles, or GAAP, required the Company to record its sales of solar photovoltaic systems under the percentage-of-completion method. Accounting for sales of solar photovoltaic systems under the percentage-of-completion method under GAAP requires that the Company recognize revenue over the life of the project. The Company has determined that the appropriate method of measuring progress on these sales is measured by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. The percentage-of-completion method requires revenue recognition from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. The percentage-of-completion method requires periodic evaluations of the progress of the installation of the solar photovoltaic systems using actual costs incurred over total estimated costs to complete a project and will require immediate recognition of any losses that are identified on such contracts. Incurred costs include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The difference between the percentage-of-completion method of revenue recognition and the multiple deliverable elements method of revenue recognition is a question of timing. Additionally, the Company reclassified it’s wireless control inventory from a current asset to a long-term asset.

Throughout this Amendment No. 2 to Form 10-Q (“Amendment No. 2”), all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis. In addition, all amounts presented from prior periods are labeled “As Previously Reported” and reflect the restatement related to the accounting change for OTA contracts as detailed in Amendment No. 1.

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2010 as set forth in Amendment No. 1 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of December 31, 2010
	As Previously Reported (1)	Adjustments	As Restated
Assets:
Accounts receivable	$26,241	$(4,068)	$22,173
Inventories, net	32,230	(13,518)	18,712
Deferred contract costs, current	—	7,115	7,115
Prepaid expenses and other current assets	4,726	(1,610)	3,116
Total current assets	75,819	(12,081)	63,738
Long-term accounts receivable	4,886	1,077	5,963
Long-term inventories	—	13,518	13,518
Long-term other assets	2,963	(1,077)	1,886
Total assets	117,352	1,437	118,789
Accrued expenses	3,993	(275)	3,718
Deferred revenue, current	—	2,650	2,650
Total current liabilities	20,617	2,375	22,992
Shareholders’ equity:
Retained deficit	(1,359)	(938)	(2,297)

	Consolidated Statements of Operations
	Three months ended December 31, 2010			Nine months ended December 31, 2010
	As Previously Reported (1)	Adjustments	As Restated	As Previously Reported (1)	Adjustments	As Restated
Product revenue	$28,048	$(6,415)	$21,633	$58,891	$(6,415)	$52,476
Service revenue	2,008	3	2,011	3,994	3	3,997
Cost of product revenue	19,228	(5,094)	14,134	39,280	(5,094)	34,186
Cost of service revenue	1,674	2	1,676	3,089	2	3,091
Income (loss) from operations	2,596	(1,320)	1,276	(47)	(1,320)	(1,367)
Income tax expense (benefit)	1,931	(382)	1,549	(594)	(382)	(976)
Net income (loss)	756	(938)	(182)	759	(938)	(179)
Net income (loss) per share attributable to common shareholders – basic	$0.03	$(0.04)	$(0.01)	$0.03	$(0.04)	$(0.01)
Net income (loss) per share attributable to common shareholders – diluted	$0.03	$(0.04)	$(0.01)	$0.03	$(0.04)	$(0.01)
Weighted average common shares outstanding – basic	22,726,426	—	22,726,426	22,629,776	—	22,629,776
Weighted average common shares outstanding – diluted	23,110,633	—	22,726,426	23,061,360	—	22,629,776

	Consolidated Statements of Cash Flows
	Nine Months Ended December 31, 2010
	As Previously Reported (1)	Adjustments	As Restated
Net income (loss)	$759	$(938)	$(179)
Depreciation and amortization	2,341	73	2,414
Loss on sale of assets	—	13	13
Other	25	13	38
Accounts receivable	(10,335)	197	(10,138)
Deferred contract costs	—	(5,562)	(5,562)
Prepaid expenses and other assets and liabilities	(5,102)	3,058	(2,044)
Deferred revenue	—	3,162	3,162
Accrued expenses	(136)	63	(73)

Net cash used in operating activities	(10,664)	79	(10,585)
Purchase of property and equipment	(2,887)	(99)	(2,986)
Additions to patents and licenses	(158)	20	(138)

Net cash used in investing activities	(5,510)	(79)	(5,589)

(1)	Reflects the restatement related to the accounting change for OTA contracts as detailed in Amendment No. 1.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Where appropriate, certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation.

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

Short-term investments available for sale

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2010 and December 31, 2010 were as follows (in thousands):

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$22,297	$—	$—	$22,297	$22,297	$—
Bank certificates of deposit	1,000	—	—	1,000	—	1,000

Total	$23,297	$—	$—	$23,297	$22,297	$1,000

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$484	$—	$—	$484	$484	$—
Bank certificate of deposit	1,010	—	—	1,010	—	1,010

Total	$1,494	$—	$—	$1,494	$484	$1,010

As of March 31, 2010 and December 31, 2010, the Company’s financial assets described in the table above were measured at cost (level 1 inputs).

The Company’s certificate of deposit is pledged as security for an equipment lease.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is also approximately equal to its fair value.

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

Financing receivables

The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold OTA sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of December 30, 2010 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable – current	$1,896	$19	$1	$20	$1,916
Lease balances included in consolidated accounts receivable – long-term	4,887	—	—	—	4,887

Total gross sales-type leases	6,783	19	1	20	6,803
Allowance	—	—	—	—	—

Total net sales-type leases	$6,783	$19	$1	$20	$6,803

Allowance for credit losses

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company did not incur any provision write-offs or credit losses against its OTA sales-type lease receivable balances for the three or nine months ended December 31, 2010.

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

Inventories were comprised of the following (in thousands):

	March 31, 2010	December 31, 2010
Raw materials and components	$11,107	$14,128
Work in process	669	402
Finished goods	14,215	4,182

	$25,991	$18,712

Deferred Contract Costs

Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $1.6 million and $7.1 million as of March 31, 2010 and December 31, 2010.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, advance commission payments and miscellaneous receivables.

Property and Equipment

Property and equipment were comprised of the following (in thousands):

	March 31, 2010	December 31, 2010
Land and land improvements	$1,436	$1,474
Buildings	14,072	15,749
Furniture, fixtures and office equipment	6,615	8,056
Equipment leased to customers under Power Purchase Agreements	—	2,659
Plant equipment	7,627	7,919
Construction in progress	5,774	4,570

	35,524	40,427
Less: accumulated depreciation and amortization	(7,331)	(9,436)

Net property and equipment	$28,193	$30,991

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

Long-Term Inventories

The Company records long-term inventory for the non-current portion of its wireless controls inventory. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method.

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

For sales of solar photovoltaic systems, which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to 15 months, the Company recognizes revenue from fixed price construction contracts using the percentage-of-completion method in accordance with ASC 605-35, Construction-Type and Production-Type Contracts. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based upon the percentage of incurred costs to estimated total forecasted costs. The Company has determined that the appropriate method of measuring progress on these sales is measured by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. The percentage-of-completion method requires revenue recognition from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. The Company performs periodic evaluations of the progress of the installation of the solar photovoltaic systems using actual costs incurred over total estimated costs to complete a project. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

Revenue is recognized on the sales of our lighting and related energy efficiency systems and products when the following four criteria are met:

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

For sales of the Company’s lighting and energy management technologies, consisting of multiple elements of revenue, such as a combination of product sales and services, the Company determines revenue by allocating the total contract revenue to each element based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence (VSOE) of fair value, if available, (2) third-party evidence (TPE) of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and estimated selling price is provided below).

The nature of the Company’s multiple element arrangements for the sale of its lighting and energy management technologies is similar to a construction project, with materials being delivered and contracting and project management activities occurring according to an installation schedule. The significant deliverables include the shipment of products and related transfer of title and the installation.

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

Deferred revenue was comprised of the following (in thousands):

	March 31, 2010	December 31, 2010
		(As Restated)
Deferred revenue – current liability	$338	$2,650
Deferred revenue – long term liability	186	1,036

Total deferred revenue	$524	$3,686

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

Stock Option Plans

The fair value of each option grant for the three and nine months ended December 31, 2009 and 2010 was determined using the assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Weighted average expected term	5.9 years	6.0 years	6.4 years	5.6 years
Risk-free interest rate	2.33%	1.47%	2.56%	2.06%
Expected volatility	60.0%	74.8%	60.0%	60.0% - 74.8%
Expected forfeiture rate	3.0%	10.0%	3.0%	10.0%
Expected dividend yield	0%	0%	0%	0%

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income (loss) per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net income per common share, the Company uses the “treasury stock” method for outstanding options and warrants. Diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods ended December 31, 2010 and the nine-months ended December 31, 2009, because the effects of potentially dilutive securities are anti-dilutive. The effect of net income (loss) per common share is calculated based upon the following shares (in thousands except share amounts):

	Three months Ended December 31,		Nine months Ended December 31,
	2009	2010	2009	2010
		(As Restated)		(As Restated)
Numerator:
Net income (loss) (in thousands)	$754	$(182)	$(2,257)	$(179)
Denominator:
Weighted-average common shares outstanding	21,792,175	22,726,426	21,709,799	22,629,776
Weighted-average of assumed conversion of stock options and warrants	775,400	—	—	—

Weighted-average common shares and common share equivalents outstanding	22,567,575	22,726,426	21,709,799	22,629,776

Net income (loss) per common share:
Basic	$0.03	$(0.01)	$(0.10)	$(0.01)
Diluted	$0.03	$(0.01)	$(0.10)	$(0.01)

The Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share for the nine months ended:

	December 31, 2009	December 31, 2010
Warrants	357,144	45,040
Stock Options	3,564,200	3,651,648

Total	3,921,344	3,696,688

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 43% and 21% of total cost of revenue for the three months ended December 31, 2009 and 2010, respectively, and 26% and 29% of total cost of revenue for the nine months ended December 31, 2009 and 2010, respectively.

For the three and nine months ended December 31, 2009 and December 31, 2010, no customers accounted for more than 10% of revenue.

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

Effective April 1, 2010, the Company adopted ASU 2009-13 for the sale of its lighting and energy management systems, Multiple-Deliverable Revenue Arrangements, which amends ASC Subtopic 650-25 Revenue Recognition—Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The adoption of this ASU did not result in a material change in either the units of accounting or a change in the pattern or timing of revenue recognition. Additionally, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

NOTE E — LONG-TERM DEBT

Long-term debt as of March 31, 2010 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2010	December 31, 2010
Term note	$1,017	$843
Customer equipment finance note payable	—	2,318
First mortgage note payable	926	872
Debenture payable	847	817
Lease obligations	7	2
Other long-term debt	921	1,027

Total long-term debt	3,718	5,879
Less: current maturities	(562)	(1,261)

Long-term debt, less current maturities	$3,156	$4,618

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

The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2012. The Company is currently working on an amendment to the Credit Facility to extend the maturity date to June 30, 2013. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of December 31, 2010, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. The Company incurred $61,000 of deferred financing costs related to the Credit Agreement which will be amortized over the two-year term of the Credit Agreement. There were no borrowings by the Company under the Credit Agreement as of December 31, 2010.

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

NOTE F — INCOME TAXES

The income tax provision for the nine months ended December 31, 2010 was determined by applying an estimated annual effective tax rate of 84.5% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Nine Months Ended December 31,
	2009	2010
		(As Restated)
Statutory federal tax rate	(34.0)%	34.0%
State taxes, net	2.6%	2.0%
Stock-based compensation expense	5.0%	(113.3)%
Federal tax credit	(3.5)%	(14.7)%
State tax credit	(0.4)%	(2.2)%
State valuation allowance	0.1%	8.0%
Permanent items	5.1%	7.0%
Other, net	2.7%	(5.3)%

Effective income tax rate	(22.4)%	(84.5)%

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

	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2010
Unrecognized tax benefits as of beginning of period	$397	$398
Decreases relating to settlements with tax authorities	—	—
Additions based on tax positions related to the current period positions	1	1

Unrecognized tax benefits as of end of period	$398	$399

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

	As of December 31, 2010
Period	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value Of Loans Issued	Repayment Of Loans
Quarter Ended September 30, 2010	40,560	$3.17	38,202	$121,100	$—
Quarter Ended December 31, 2010	12,274	3.34	10,898	36,400	844

Total	52,834	$3.21	49,100	$157,500	$844

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

The following table summarizes information with respect to the Plans:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic value
Balance at March 31, 2010	569,690	3,546,249	$3.66	6.87
Amendment to Plan	1,500,000
Granted stock options	(609,077)	609,077	3.66
Granted shares in lieu of cash compensation	(11,976)	—	—
Forfeited	218,658	(218,658)	3.88
Exercised	—	(285,020)	1.31

Balance at December 31, 2010	1,667,295	3,651,648	$3.80	6.65	$2,080,575

Exercisable at December 31, 2010		1,748,281	$3.34	4.96	$1,581,405

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

Outstanding warrants are comprised of the following:

	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2010	76,240	$2.37
Issued	—	—
Exercised	(16,000)	2.50
Cancelled	(15,200)	2.50

Balance at December 31, 2010	45,040	$2.28

A summary of outstanding warrants at December 31, 2010 follows:

Exercise Price	Number of Warrants	Expiration
$2.25	38,980	Fiscal 2014
$2.50	6,060	Fiscal 2011

Total	45,040

NOTE J — SEGMENTS

The Company operates in two business segments. As such, descriptions of the Company’s segments and their summary financial information are presented below.

Energy Management

The Energy Management division develops, manufactures, sells and provides technical services commercial high intensity fluorescent, or HIF, lighting systems and energy management systems.

Engineered Systems

The Engineered Systems division sells and integrates alternative renewable energy systems, such as solar and wind.

Corporate and Other

Corporate and Other is comprised of selling, general and administrative expenses not directly allocated to the Company’s segments and adjustments to reconcile to consolidated results, which primarily include intercompany eliminations.

	Revenues		Operating (Loss) Profit
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2009	2010	2009	2010
(dollars in thousands)		(As Restated)		(As Restated)
Segments:
Energy Management	$20,621	$22,042	$3,122	$3,499
Engineered Systems	206	1,602	(632)	(640)
Corporate and Other	—	—	(1,609)	(1,583)

	$20,827	$23,644	$881	$1,276

	Revenues		Operating (Loss) Profit
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2010	2009	2010
(dollars in thousands)		(As Restated)		(As Restated)
Segments:
Energy Management	$50,570	$54,121	$3,158	$5,268
Engineered Systems	206	2,352	(1,509)	(1,658)
Corporate and Other	—	—	(4,905)	(4,977)

	$50,776	$56,473	$(3,256)	$(1,367)

	Total Assets		Deferred Revenue
	March 31, 2010	December 31, 2010	March 31, 2010	December 31, 2010
(dollars in thousands)		(As Restated)		(As Restated)
Segments:
Energy Management	$57,968	$72,866	$390	$536
Engineered Systems	3,481	12,876	134	3,150
Corporate and Other	43,129	33,047	—	—

	$104,578	$118,789	$524	$3,686

The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes, included elsewhere in this Quarterly Report on Form 10-Q/A. The information below has been adjusted to reflect the impact of the restatements of our financial results which are more fully described in Note B — Restatement to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q/A and under the paragraph “Restatement of Prior Period Financial Statements” below and does not reflect any subsequent information or events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.

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

Restatement of Prior Period Financial Statements

As discussed in the explanatory note to this Amendment No. 2, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended December 31, 2010 to account for sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements. Under our prior method of accounting for sales of our PV systems, we recognized revenue in two stages (i) when the title to the products had been transferred and (ii) when the service installation was complete.

We are filing this Amendment No. 2 to the Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2010, initially filed on February 9, 2011 (“Original Filing”) and amended on August 2, 2011 (“Amendment No. 1”) to restate our unaudited condensed consolidated financial statements related to the accounting change for OTA contracts as detailed in Amendment No. 1.

Background of the Restatement

As discussed above in the Explanatory Note, the financial statements contained in the Amendment No. 1 to the Form 10-Q for the quarterly period ended December 31, 2010 should no longer be relied upon and must be restated to account for sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements.

Under our prior method of accounting for sales of our PV systems, we recognized revenue in two stages (i) when the title to the products had been transferred and (ii) when the service installation was complete. On February 2, 2012, we concluded that generally accepted accounting principles, or GAAP, required that revenue from the sales of solar PV systems be recognized under the percentage-of-completion method. The percentage-of-completion method requires revenue from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. The difference between the percentage-of-completion method and the multiple deliverable elements method is a matter of timing, with no impact on overall earnings or cash flow from the individual contracts.

Generally, for the quarterly and year-to-date periods ended December 31, 2010, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•

An increase in deferred contract costs of $7.1 million, an increase in deferred revenue of $2.7 million, a decrease in accounts receivable of $4.1 million, a decrease in prepaid expenses and other current assets of $1.6 million and a decrease in accrued expenses of $0.3 million for the quarter ended December 31, 2010;

•

A decrease in our revenue of $6.4 million (21%), a decrease in our net income of $0.9 million (124%) and a decrease in our income per share of $0.04 (133%) for the quarter ended December 31, 2010 and a decrease in our revenue of $6.4 million (10%), a decrease in our net income of $0.9 million (124%) and a decrease in our income per share of $0.04 (133%) for the nine months ended December 31, 2010.

In addition to the impact of the accounting treatment change for solar PV sales described above, management’s reassessment of the quarter ended December 31, 2010, resulted in the following additional change:

•

An increase in long-term assets of $13.5 million and a decrease in current assets of $13.5 million as a result of a reclassification of current inventory to long-term inventory related to our investment in wireless control products.

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2010 as set forth in Amendment No. 1 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of December 31, 2010
	As Previously Reported (1)	Adjustments	As Restated
Assets:
Accounts receivable	$26,241	$(4,068)	$22,173
Inventories, net	32,230	(13,518)	18,712
Deferred contract costs, current	—	7,115	7,115
Prepaid expenses and other current assets	4,726	(1,610)	3,116
Total current assets	75,819	(12,081)	63,738
Long-term accounts receivable	4,886	1,077	5,963
Long-term inventories	—	13,518	13,518
Long-term other assets	2,963	(1,077)	1,886
Total assets	117,352	1,437	118,789
Accrued expenses	3,993	(275)	3,718
Deferred revenue, current	—	2,650	2,650
Total current liabilities	20,617	2,375	22,992
Shareholders’ equity:
Retained deficit	(1,359)	(938)	(2,297)

	Consolidated Statements of Operations
	Three months ended December 31, 2010			Nine months ended December 31, 2010
	As Previously Reported (1)	Adjustments	As Restated	As Previously Reported (1)	Adjustments	As Restated
Product revenue	$28,048	$(6,415)	$21,633	$58,891	$(6,415)	$52,476
Service revenue	2,008	3	2,011	3,994	3	3,997
Cost of product revenue	19,228	(5,094)	14,134	39,280	(5,094)	34,186
Cost of service revenue	1,674	2	1,676	3,089	2	3,091
Income (loss) from operations	2,596	(1,320)	1,276	(47)	(1,320)	(1,367)
Income tax expense (benefit)	1,931	(382)	1,549	(594)	(382)	(976)
Net income (loss)	756	(938)	(182)	759	(938)	(179)
Net income (loss) per share attributable to common shareholders – basic	$0.03	$(0.04)	$(0.01)	$0.03	$(0.04)	$(0.01)
Net income (loss) per share attributable to common shareholders – diluted	$0.03	$(0.04)	$(0.01)	$0.03	$(0.04)	$(0.01)
Weighted average common shares outstanding – basic	22,726,426	—	22,726,426	22,629,776	—	22,629,776
Weighted average common shares outstanding – diluted	23,110,633	—	22,726,426	23,061,360	—	22,629,776

	Consolidated Statements of Cash Flows
	Nine Months Ended December 31, 2010
	As Previously Reported (1)	Adjustments	As Restated
Net income (loss)	$759	$(938)	$(179)
Depreciation and amortization	2,341	73	2,414
Loss on sale of assets	—	13	13
Other	25	13	38
Accounts receivable	(10,335)	197	(10,138)
Deferred contract costs	—	(5,562)	(5,562)
Prepaid expenses and other assets and liabilities	(5,102)	3,058	(2,044)
Deferred revenue	—	3,162	3,162
Accrued expenses	(136)	63	(73)

Net cash used in operating activities	(10,664)	79	(10,585)
Purchase of property and equipment	(2,887)	(99)	(2,986)
Additions to patents and licenses	(158)	20	(138)

Net cash used in investing activities	(5,510)	(79)	(5,589)

(1)	Reflects the restatement related to the accounting change for OTA contracts as detailed in Amendment No. 1.

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

Despite the recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our increased level of revenue and operating income for the third quarter of fiscal 2011, our increased backlog of cash orders at the end of our fiscal 2011 third quarter versus our backlog at the end of our fiscal 2010 third quarter, the increase in the number of our value-added resellers and their sales staffs and our cost reduction plans for the remainder of fiscal 2011. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems division, the opportunity for our participation in the replacement part aftermarket and the increasing national recognition of the importance of environmental stewardship, including legislation within the State of Wisconsin passed earlier this fiscal year that recognized our solar Apollo Light Pipe as a renewable product offering and qualified it for incentives currently offered to other renewable technologies.

In August 2009, we created Orion Engineered Systems, a new operating division which has been offering our customers additional alternative renewable energy systems. In fiscal 2010, we sold and installed three solar photovoltaic, or PV, electricity generating projects, completing our test analysis on two of the three in the fiscal 2010 third quarter, and executed our first cash sale and our first Power Purchase Agreement, or PPA, as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system, a cash sale, during our fiscal 2011 first quarter. During the quarter ended September 30, 2010, we received an $8.3 million cash order for a solar PV generating system for which we anticipate recognizing revenue beginning in fiscal 2012.

During our fiscal 2011 third quarter, we introduced segment reporting for our Energy Management and Engineered Systems groups. Our Energy Management division develops, manufactures, provides technical services and sells commercial high intensity fluorescent, or HIF, lighting systems and energy management systems. Our Engineered Systems division sells and integrates alternative renewable energy systems, including solar and wind.

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

For sales of solar PV systems, we recognize revenue using the percentage-of-completion method. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based upon the percentage of incurred costs to estimated total forecasted costs. The Company has determined that the appropriate method of measuring progress on these sales is measured by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. The percentage-of-completion method requires revenue recognition from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. We perform periodic evaluations of the progress of the installation of the solar PV systems using actual costs incurred over total estimated costs to complete a project. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

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

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 30% and 27% of our total revenue for the first nine months of fiscal 2011 and fiscal 2010, respectively. No customer accounted for 10% of our total revenue for our first nine months of fiscal 2011 and fiscal 2010. To the extent that large retrofit and roll-out projects and large solar PV contracts become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

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

Contracted Revenue. Although “Contracted Revenue” is not a term recognized under GAAP, since the volume of our OTA and solar business is expected to continue to increase and because our OTA revenues are not recognized until project completion occurs and our solar contracts are recognized over a longer time period, we believe Contracted Revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define Contracted Revenue as the total contractual value of all firm purchase orders received for our products and services and the discounted future cash flows expected, including all renewal periods, for all OTAs upon the execution of the contract and the discounted value of future potential revenue from energy generation over the life of all PPAs along with the discounted value of revenue for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For cash Contracted Revenue for sales of our HIF lighting and energy management systems, we generally expect that we will begin to recognize GAAP revenue within 30 days from receipt of purchase order. For cash Contracted Revenue for sales of our solar PV systems, we generally expect that we will begin to recognize GAAP revenue within three to 15 months, from receipt of purchase order. For OTA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the agreements within 90-120 days from the firm contract date. For PPA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total Contracted Revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. For our first nine months of fiscal 2010, total Contracted Revenue was $55.9 million, which included $5.1 million of discounted future expected potential revenue associated with OTAs and $1.7 million of potential discounted revenue streams from PPAs. For our fiscal first nine months of fiscal 2011, total Contracted Revenue was $72.6 million, an increase of 30% compared to the same period in fiscal 2010, which included of $8.8 million of discounted future expected revenue associated with OTAs and $1.9 million of potential discounted revenue streams from PPAs. A reconciliation of our Contracted Revenue to our GAAP revenue for the three and nine months ended December 31, 2010 is as follows:

	Three months ended December 31, 2010	Nine months ended December 31, 2010
Total Contracted Revenues	$26.1	$72.6
Change in backlog (1)	(1.3)	(11.8)
Contracted Revenue backlog from OTAs and PPAs (2)	(1.8)	(4.1)
Other miscellaneous	0.6	(0.2)

Revenue – GAAP basis	$23.6	$56.5

(1)	Change in backlog reflects the increase in cash orders at the end of the respective period where product delivery or service performance has not yet occurred. GAAP revenue will be recognized when the performance conditions have been satisfied. For sales of HIF lighting energy management systems, typically within 90 days from the end of the period. For sales of solar PV systems, typically within three to 15 months from the end of the period. typically within 90 days from the end of the period.
(2)	Contracted Revenue from OTAs and PPAs are subtracted to reconcile the GAAP revenue as recognition of GAAP revenue will occur in future periods upon completion of the installation for OTAs or monthly revenue recognition for PPAs.

Backlog. We define backlog as the total contractual value of all firm orders received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include OTAs that are in process, PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of December 31, 2010, we had a backlog of firm purchase orders of approximately $15.0 million, which included $10.3 million of solar PV orders, compared to a backlog of firm purchase orders of approximately $5.1 million as of December 31, 2009. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to fifteen months. Principally as a result of the increased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 29% of our total cost of revenue for the first nine months of fiscal 2011 and were 26% of total cost of revenue for the first nine months of fiscal 2010. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During the first nine months of fiscal 2010, we reduced headcounts and improved production product flow through reengineering of our assembly stations.

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

Income Taxes. As of March 31, 2010, we had federal tax credit carryforwards of approximately $0.5 million and state credit carryforwards which are fully reserved for with a valuation allowance of $0.4 million. Management believes it is more likely than not that we will realize the benefits of these federal assets and has reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforwards period. These federal and state credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.

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

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended December 31,					Nine Months Ended December 31,
	2009		2010			2009		2010
			(As Restated)	(As Restated)	(As Restated)			(As Restated)	(As Restated)	(As Restated)
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$18,737	90.0%	$21,633	91.5%	15.5%	$45,879	90.4%	$52,476	92.9%	14.4%
Service revenue	2,090	10.0%	2,011	8.5%	(3.8)%	4,897	9.6%	3,997	7.1%	(18.4)%

Total revenue	20,827	100.0%	23,644	100.0%	13.5%	50,776	100.0%	56,473	100.0%	11.2%
Cost of product revenue	11,860	56.9%	14,134	59.8%	19.2%	30,729	60.5%	34,186	60.5%	11.2%
Cost of service revenue	1,568	7.5%	1,676	7.1%	6.9%	3,455	6.8%	3,091	5.5%	(10.5)%

Total cost of revenue	13,428	64.5%	15,810	66.9%	17.7%	34,184	67.3%	37,277	66.0%	9.0%

Gross profit	7,399	35.5%	7,834	33.1%	5.9%	16,592	32.7%	19,196	34.0%	15.7%
General and administrative expenses	3,051	14.6%	2,709	11.5%	(11.2)%	9,357	18.4%	8,642	15.3%	(7.6)%
Sales and marketing expenses	3,063	14.7%	3,235	13.7%	5.6%	9,176	18.1%	10,124	17.9%	10.3%
Research and development expenses	404	1.9%	614	2.6%	52.0%	1,315	2.6%	1,797	3.2%	36.7%

Income (loss) from operations	881	4.2%	1,276	5.3%	44.8%	(3,256)	(6.4)%	(1,367)	(2.4)%	(58.0)%
Interest expense	66	0.3%	98	0.4%	48.5%	192	0.4%	223	0.4%	16.1%
Dividend and interest income	157	0.8%	189	0.8%	20.4%	539	1.1%	435	0.8%	(19.3)%

Income (loss) before income tax	972	4.7%	1,367	5.8%	40.6%	(2,909)	(5.7)%	(1,155)	(2.0)%	60.3%
Income tax expense (benefit)	218	1.0%	1,549	6.6%	(610.6)%	(652)	(1.3)%	(976)	(1.7)%	49.7%

Net income (loss)	$754	3.6%	$(182)	(0.8)%	(124.1)%	$(2,257)	(4.4)%	$(179)	(0.3)%	92.1%

Consolidated

Revenue. Product revenue increased $2.9 million, or 15.5%, from $18.7 million for the fiscal 2010 third quarter to $21.6 million for the fiscal 2011 third quarter. The increase was a result of increased sales of our HIF lighting systems to both our national account and wholesale customers. Product revenue increased $6.6 million, or 14.4%, from $45.9 million for the first nine months of fiscal 2010 to $52.5 million for the first nine months of fiscal 2011. Service revenue decreased $0.1 million, or 3.8%, from $2.1 million for the fiscal 2010 third quarter to $2.0 million for the fiscal 2011 third quarter. Service revenue decreased $0.9 million, or 18.4%, from $4.9 million for the first nine months of fiscal 2010 to $4.0 million for the first nine months of fiscal 2011. The decrease in service revenue was a result of the continued percentage increase of total revenue to our wholesale channels where services are not provided.

Cost of Revenue and Gross Margin. Our cost of product revenue increased $2.3 million, or 19.2%, from $11.9 million for the fiscal 2010 third quarter to $14.1 million for the fiscal 2011 third quarter. Our cost of product revenue increased $3.5 million, or 11.2%, from $30.7 million for the first nine months of fiscal 2010 to $34.2 million for the first nine months of fiscal 2011. Our cost of service revenues increased $0.1 million, or 6.9%, from $1.6 million for the fiscal 2010 third quarter to $1.7 million for the fiscal 2011 third quarter. Our cost of service revenue decreased $0.4 million, or 10.5%, from $3.5 million for the first nine months of fiscal 2010 to $3.1 million for the first nine months of fiscal 2011. Total gross margin decreased from 35.5% for the fiscal 2010 third quarter to 33.1% for the fiscal 2011 third quarter and increased from 32.7% for the first nine months of fiscal 2010 to 34.0% for the first nine months of fiscal 2011. For the fiscal 2011 third quarter, our gross margins declined due to a higher mix of renewable product revenue from our Orion Engineered Systems division. Our gross margin percentage for the fiscal 2011 third quarter on renewable product revenue from this division was 3.4%. Gross margin from our HIF integrated systems revenue for the fiscal 2011 third quarter was 35.3%. For the first nine months of fiscal 2011, our increase in gross margin on product revenues versus the first nine months of fiscal 2010 was attributable to cost containment efforts through the reduction of direct and indirect headcounts, improved production efficiencies resulting from the reengineering of our assembly process, negotiated price decreases on raw materials and reductions in discretionary spending.

General and Administrative Expense. Our general and administrative expenses decreased $0.4 million, or 11.2%, from $3.1 million for the fiscal 2010 third quarter to $2.7 million for the fiscal 2011 third quarter. The decrease was a result of $0.2 million for decreased litigation-related and other legal expenses, $0.1 million in reduced compensation costs resulting from headcount reductions and $0.1 million in discretionary spending reductions. General and administrative expenses decreased $0.8 million, or 7.6%, from $9.4 million for the first nine months of fiscal 2010 to $8.6 million for the first nine months of fiscal 2011. The decrease was a result of $0.4 million in reduced compensation costs resulting from headcount reductions and reduced severance payments, a $0.3 million decrease in consulting and auditing services, a $0.2 million reduction in bad debt expense and $0.2 million in discretionary spending reductions. These reductions were offset by increased legal expenses of $0.3 million related to the settlement efforts of the class action litigation and general corporate matters.

Sales and Marketing Expense. Our sales and marketing expenses increased $0.1 million, or 5.6%, from $3.1 million for the fiscal 2010 third quarter to $3.2 million for the fiscal 2011 third quarter. The increase was a result of increased costs for headcount additions and increased travel for customer site visits. Sales and marketing expenses increased $0.9 million, or 10.3%, from $9.2 million for the first nine months of fiscal 2010 to $10.1 million for the first nine months of fiscal 2011. The increase was a result of $0.2 million for advertising and marketing expenses and $0.2 million in business development expenses related to our efforts to expand our partner channels, $0.3 million in increased travel costs for customer site visits and $0.1 million for additional technology costs, including depreciation, for improvements to our customer relationship management system and computer investments to improve our sales presentation process. Total sales and marketing headcount as of December 31, 2010 was 87 compared to 78 at December 31, 2009.

Research and Development Expense. Our research and development expenses increased $0.2 million, or 52.0%, from $0.4 million for the fiscal 2010 third quarter to $0.6 million for the fiscal 2011 third quarter. Research and development expenses increased $0.5 million, or 36.7%, from $1.3 million for the first nine months of fiscal 2010 to $1.8 million for the first nine months of fiscal 2011. The increase was a result of headcount additions in our engineering and product development group and materials for new product development and testing. Expenses incurred within the fiscal 2011 third quarter related to compensation costs for the development and support of new products, depreciation expenses for lab and research equipment and sample and testing costs related to our new exterior lighting and our light emitting diode, or LED, product initiatives.

Interest Expense. Our interest expense increased $32,000, or 48.5%, from $66,000 for the fiscal 2010 third quarter to $98,000 for the fiscal 2011 third quarter. Our interest expense increased $31,000, or 16.1%, from $192,000 for the first nine months of fiscal 2010 to $223,000 for the first nine months of fiscal 2011. The increase in interest expense for the fiscal 2011 third quarter was due to the additional debt funding completed during our fiscal 2010 second quarter for the purpose of financing our OTA projects. For the first nine months of fiscal 2010 and fiscal 2011, we capitalized $21,000 and $0 of interest for construction in progress, respectively.

Interest Income. Interest income increased $32,000, or 20.4%, from $157,000 for the fiscal 2010 third quarter to $189,000 for the fiscal 2011 third quarter. Interest income decreased $0.1 million, or 19.3%, from $0.5 million for the first nine months of fiscal 2010 to $0.4 million for the first nine months of fiscal 2011. The increase in interest income for the fiscal 2011 third quarter was due to additional interest income earned from completed OTA projects. The decrease in investment income for the nine months ended December 31, 2011 was a result of less cash invested and a decrease in interest rates on our short-term investments.

Income Taxes. Our income tax expense increased from $0.2 million for the fiscal 2010 third quarter to $1.5 million for the fiscal 2011 third quarter. Our income tax benefit decreased from a benefit of $0.7 million for the first nine months of fiscal 2010 to a benefit of $1.0 million for the first nine months of fiscal 2011. Our effective income tax rate for the first nine months of fiscal 2010 was a benefit rate of 22.4%, compared to a benefit rate of 84.5% for the first nine months of fiscal 2011. The change in tax rate versus the prior year is due to a $0.6 million income tax benefit related to the conversion of incentive stock options to non-qualified stock options and the recognition of previously deferred income tax benefit.

Contracted Revenue. Total Contracted Revenue increased $4.7 million, or 22.0%, from $21.4 million (which included $1.7 million of future potential cash flow streams associated with OTAs and $1.7 million of future potential revenue streams associated with PPAs) for the fiscal 2010 third quarter to $26.1 million (which included $2.8 million of discounted future potential cash flow streams associated with OTAs) for the fiscal 2011 third quarter. The increase in Contracted Revenue was due to increased order activity for our integrated lighting systems, increased orders for renewable technologies through our Orion Engineered Systems division and an increase in new customer OTA contracts completed. Total Contracted Revenue increased $15.4 million, or 26.9%, from $57.2 million (which included $6.4 million of future potential cash flow streams associated with OTAs and $1.7 million of future potential revenue streams associated with PPAs) for the first nine months of fiscal 2010 to $72.6 million (which included $8.7 million of discounted future potential cash flow streams associated with OTAs and $1.9 million of future potential revenue streams associated with PPAs) for the first nine months of fiscal 2011. This improvement in Contracted Revenue was attributable to an increase in the number of OTAs and renewable project sales through our Orion Engineered Systems division, along with an improved economic environment during the third quarter of fiscal 2011.

Energy Management Segment

The following table summarizes the Energy Management segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2010	2009	2010
(dollars in thousands)		(As Restated)		(As Restated)
Revenues	$20,621	$22,042	$50,570	$54,121
Operating income	3,122	3,499	3,158	5,268
Operating margin	15.1%	15.9%	6.2%	9.7%

Energy Management segment revenue increased $1.4 million, or 6.9%, from $20.6 million for the fiscal 2010 third quarter to $22.0 million for the fiscal 2011 third quarter. The increase was due to increased sales of our HIF lighting systems to our national account and wholesale customers, increased revenue from new product offerings, including exterior lighting and LED fixtures. Energy Management segment revenue increased $3.5 million, or 7.0%, from $50.6 million for the first nine months of fiscal 2010 to $54.1 million for the first nine months of fiscal 2011.

Energy Management segment operating income increased $0.4 million, or 12.1%, from $3.1 million for the fiscal 2010 third quarter to $3.5 million for the fiscal 2011 third quarter. Energy Management segment operating income increased $2.1 million, or 66.8%, from $3.2 million for the first nine months of fiscal 2010 to $5.3 million for the first nine months of fiscal 2011. The increase in operating income for both the quarter and year-to-date, was a result of improved gross margins on HIF lighting product sales due to cost reduction efforts to reduce labor costs and plant reengineering of our manufacturing processes to improve production efficiencies.

Engineered Systems Segment

The following table summarizes the Engineered Systems segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2010	2009	2010
(dollars in thousands)		(As Restated)		(As Restated)
Revenues	$206	$1,602	$206	$2,352
Operating (loss) income	(632)	(640)	(1,509)	(1,658)
Operating margin	(306.8)%	(40.0)%	(732.5)%	(70.5)%

Engineered Systems segment revenue increased $1.4 million, or 677.7%, from $0.2 million for the fiscal 2010 third quarter to $1.6 million for the fiscal 2011 third quarter. Energy Systems segment revenue increased $2.2 million, or 1041.7%, from $0.2 million for the first nine months of fiscal 2010 to $2.4 million for the first nine months of fiscal 2011. The increase was due to increased sales of solar renewable technologies for the fiscal 2011 third quarter and the first nine months of fiscal 2011. During the same periods of fiscal 2010, our Engineered Systems segment efforts were primarily focused on research of renewable technology products and understanding if there was a market for these technologies within our customer base.

Engineered Systems segment operating loss was unchanged at $0.6 million for the fiscal 2010 and fiscal 2011 third quarters. Energy Systems segment operating loss increased $0.2 million, or 9.9%, from an operating loss of $1.5 million for the first nine months of fiscal 2010 to an operating loss of $1.7 million for the first nine months of fiscal 2011. The increase in operating loss for the first nine months of fiscal 2011 was due to headcount additions in the sales area to generate additional revenues and headcount additions to project operations to support the growing backlog of solar PV orders.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2009 and 2010 (in thousands):

	Nine Months Ended December 31,
	2009	2010
		(As Restated)
Operating activities	$(3,726)	$(10,585)
Investing activities	(703)	(5,589)
Financing activities	202	2,668

Decrease in cash and cash equivalents	$(4,227)	$(13,506)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.

Cash used in operating activities for the first nine months of fiscal 2011 was $10.6 million and consisted of net cash of $13.3 million used for working capital purposes, partially offset by net income adjusted for non-cash expense items of $2.7 million. Cash used for working capital consisted of an increase of $10.1 million in accounts receivable due to the increase in revenue, an increase in deferred contract costs of $5.6 for solar project costs incurred and an increase of $6.2 million in inventory for purchases described under “— Liquidity and Capital Resources — Working Capital” below. Cash provided by working capital included a $7.6 million increase in accounts payable related to payment terms on inventory purchases during the fiscal 2011 third quarter and a $3.2 million increase in deferred revenue related to advanced customer billings.

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

Cash Flows Related to Investing Activities. For the first nine months of fiscal 2011, cash used in investing activities was $5.6 million. This included $2.1 million invested in equipment related to our OTA and PPA finance programs, $3.0 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments, $0.3 million for long-term investments and $0.2 million for patent investments.

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

Working Capital

Our net working capital as of December 31, 2010 was $40.8 million, consisting of $63.8 million in current assets and $23.0 million in current liabilities. Our net working capital as of March 31, 2010 was $59.2 million, consisting of $71.7 million in current assets and $12.5 million in current liabilities. Our current accounts receivables have increased from fiscal 2010 year-end by $6.2 million as a result of our increased sales activity and related revenue during our fiscal 2011 third quarter. Our inventories have decreased from fiscal 2010 year-end by $7.3 million due to the reclassification of $13.5 million of wireless control inventory to long-term inventories, offset by purchases of our wireless control inventories of $1.8 million based upon our Phase 2 initiatives and a $4.4 million increase in ballast component inventories to avoid potential supply disruptions. The vast majority of our wireless components are assembled overseas and require longer delivery lead times. In addition, overseas suppliers require deposit payments at time of purchase order. As of August 2010, we had completed our initial purchase and investment in wireless component inventories. Since that period, we have been reducing our wireless inventories as we sell the products to our customers. During the first nine months of fiscal 2011, we continued to increase our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic components market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. We also are continually monitoring supply side concerns through conversations with our key vendors and currently believe that supply availability concerns, previously thought to be improving, have not diminished to the point where we anticipate reducing safety stock to the levels that existed prior to the electrical components supply issues. Accordingly, we expect to reduce inventories by approximately $4.0 million during our fiscal 2011 fourth quarter by selling wireless control inventory and through the shipment of our remaining solar panel inventories to customers during our fiscal 2011 fourth quarter. We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.

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

The Credit Agreement provides for a revolving credit facility, or Credit Facility, that matures on June 30, 2012. We are currently working on an amendment to the Credit Facility to extend the maturity date to June 30, 2013. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of December 31, 2010, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. We had no outstanding borrowings under the Credit Agreement as of December 31, 2010. We were in compliance with all of our covenants under the credit agreement as of December 31, 2010.

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

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual obligations as of December 31, 2010 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt obligations	$5,877	$1,261	$2,315	$1,632	$669
Capital lease obligations	2	2	—	—	—
Cash interest payments on debt	1,209	312	403	174	320
Operating lease obligations	9,217	1,699	2,301	1,670	3,547
Purchase order and cap-ex commitments (1)	13,460	9,643	3,817	—	—

Total	$29,765	$12,917	$8,836	$3,476	$4,536

(1)	Reflects non-cancellable purchase order commitment in the amount of $13.4 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and capital expenditure commitments in the amount of $0.1 million for improvements to information technology systems, renewable energy products and manufacturing equipment and tooling.

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

As a result of the restatement described in Note B to the accompanying Notes to the consolidated financial statements, the Company re-evaluated the effectiveness of internal controls related to accounting for the revenue associated with our solar PV contracts.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). In light of the restatement of our consolidated financial statements as described in Note B to the unaudited consolidated financial statements as of December 31, 2010, our Chief Executive Officer and our Chief Financial Officer have identified a material weakness in internal controls over financial reporting described below and have, therefore, concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the assessment of our internal control over financial reporting as of December 31, 2010, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2010:

•

We did not maintain an effective control environment, as evidenced by the combination of (i) having an insufficient number of personnel appropriately qualified to perform an appropriately detailed review of the accounting for nonroutine revenue transactions, and (ii) having inadequate disclosure controls to ensure timely internal notification of business transactions impacting revenue recognition and decisions requiring accounting entries.

•

We did not maintain an effective control environment over our financial close and reporting processes as evidenced by having an insufficient number of personnel appropriately qualified to support timely and thorough reconciliation of significant accounts.

The material weaknesses described above resulted in a restatement of our interim consolidated financial statements. Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.

Plans for Remediation of Material Weaknesses

Our Board, the Audit & Finance Committee and management have added resources and are developing and implementing new processes, procedures and internal controls to remediate the material weaknesses that existed in our internal control over financial reporting as it related to revenue recognition, and our disclosure controls and procedures, as of December 30, 2010.

We have developed a remediation plan (the “Remediation Plan”) to address the material weaknesses for the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•	Define and assess each control deficiency: ensure a thorough understanding of the “as is” state, process owners, and procedural or technological gaps causing the deficiency;

•

Design and evaluate a remediation action for each control deficiency for each affected area; validate or improve the related policy and procedures; evaluate skills of the process owners with regard to the policy and adjust as required;

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and:

•	Review and acceptance of completion of the remediation effort by management and the Audit & Finance Committee.

The following are steps we have taken in this process:

•	In the second quarter of fiscal 2012, we hired a Corporate controller and in the third quarter of fiscal 2012, we hired a corporate tax manager;

•

In April 2012, we developed and implemented a new sub-certification process with our management group in order to identify new revenue sources and identify legal contractual terms and conditions revisions;

•

In the first quarter of fiscal 2012, we implemented a new enterprise resource planning, or ERP, system to improve our process transactions and the underlying data that supports our financial closing and reporting process.

•	We have identified external resources for the purpose of engaging them to perform detailed accounting analysis on complex nonroutine revenue transactions.

The Remediation Plan is being administered by our Chief Financial Officer and involves key leaders from across the organization.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

Except as described above in Plans for Remediation of Material Weaknesses, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2012.

ORION ENERGY SYSTEMS, INC.
Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer, Chief Accounting Officer and Treasurer
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