Form 10-K/A
period 2011-03-31
ORION ENERGY SYSTEMS, INC.
filed 2012-06-14
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-33887

Orion Energy Systems, Inc.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1847269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2210 Woodland Drive, Manitowoc, WI	54220
(Address of principal executive offices)	(Zip Code)

(920) 892-9340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	NYSE MKT LLC
Common stock purchase rights	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $ 72,004,102.

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

As previously disclosed, in this Annual Report on Form 10-K/A, we have restated our previously issued consolidated financial statements and related disclosures for our fiscal year ended March 31, 2011 to reclassify and account for revenue from our sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements.

Under our prior method of accounting for sales of our PV systems, we recognized revenue in two stages (i) when the title to the products had been transferred and (ii) when the service installation was complete. On February 1, 2012, we concluded that generally accepted accounting principles, or GAAP, required that revenue from our sales of solar PV systems be recognized under the percentage-of-completion method. The percentage-of-completion method, however, recognizes revenue over the life of the project. The percentage-of-completion method requires revenue from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. The percentage-of-completion method requires periodic evaluations of the progress of the installation of the solar photovoltaic systems using actual costs incurred over total estimated costs to complete a project and will require immediate recognition of any losses that are identified on such contracts. Incurred costs include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The difference between the percentage-of-completion method and the multiple deliverable elements method is a question of timing of revenue recognition.

This Annual Report on Form 10-K/A for our fiscal year ended March 31, 2011, initially filed with the Securities and Exchange Commission on July 22, 2011 (the “Original Filing”), is being filed to reflect the foregoing financial statement restatement of the sales of our solar PV systems. Generally, for our fiscal year ended March 31, 2011, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•	A decrease in our revenue of $10.5 million for our full fiscal year 2011;

•	A decrease in our net income of $0.9 million and our fully diluted earnings per share of $0.04 for our full fiscal year 2011; and

•

An increase in our current assets of $6.4 million, an increase in our total assets of $6.7 million, an increase in our current liabilities of $8.2 million and a decrease in our total shareholders’ equity of $1.5 million for our fiscal year 2011.

In addition to the impact of the accounting treatment change for solar PV sales described above, the re-audit and management’s reassessment of fiscal 2011 resulted in the following additional changes:

•

An increase in our revenue of $0.1 million due to adjustments for returns reserves and other net revenue adjustments which increased our net income $0.1 million and our fully diluted earnings per share $0.01;

•	A decrease in our net income of $0.5 million due to adjustments for bad debt reserves, inventory reserves and insurance reserves and decreased our fully diluted earnings per share $0.03;

•

An increase in long-term assets of $13.2 million and a decrease in current assets of $13.2 million as a result of a reclassification of current inventory to long-term inventory related to our investment in wireless control products;

•

An increase in our net cash flows from operating activities due to an increase in our depreciation expense of $0.4 million and an increase in our change in prepaid and other assets of $0.2 million. A decrease in our net cash flow used in investing activities due to a decrease in our capital expenditures of $0.6 million.

The full impact of all changes as described above was as follows:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•	A decrease in our revenue of $10.4 million (11%) for our full fiscal year 2011;

•	A decrease in our net income of $1.3 million (81%) and our fully diluted earnings per share of $0.06 (86%) for our full fiscal year 2011;

•

A decrease in our current assets of $8.9 million (12%), an increase in our total assets of $6.1 million (5%), an increase in our current liabilities of $8.0 million (49%) and a decrease in our total shareholders’ equity of $1.9 million (2%) for our fiscal year 2011; and

•

A decrease in our net cash used in operating activities of $0.1 million (1%), a decrease in net our cash used in investing activities of $0.6 million (11%) and a decrease in our net cash provided by financing activities of $0.7 million (26%) for our fiscal year 2011; and

•	A decrease in our revenue, net income and earnings per share for the last two quarters of our fiscal year 2011 as follows (in thousands except per share amounts):

	Revenue			Net Income (Loss)			Earnings (Loss) Per Diluted Share
Period	Previously Reported	As Restated	% Change	Previously Reported	As Restated	% Change	Previously Reported	As Restated
Quarter Ended Dec 31, 2010	$30,056	$23,644	(21.3)%	$756	$(182)	(124.1)%	$0.03	$(0.01)
Quarter Ended March 31, 2011	29,572	25,563	(13.6)%	840	519	(38.2)%	$0.04	$0.02

For a more detailed description of this financial statement restatement, see Note B, “Restatement of Financial Statements” to our consolidated financial statements and the section entitled “Restatement of Previously Issued Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

In connection with the financial statement restatement, management has assessed the effectiveness of our disclosure controls and procedures. For the reasons described in this Form 10-K/A under Item 9A of Part II, “Controls and Procedures,” our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011. Management also assessed our internal control over financial reporting. In doing so, management identified a material weakness in our internal control over financial reporting as described under Item 9A of Part II, “Management’s Report on Internal Control over Financial Reporting.”

This restatement and Form 10-K/A affects the following areas of the Original Filing:

Part II — Item 6. Selected Financial Data;

Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II — Item 8. Financial Statements and Supplementary Data;

Part II — Item 9A. Controls and Procedures; and

Part IV — Item 15. Exhibits and Financial Statement Schedules.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Throughout this Annual Report on Form 10-K/A, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.

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

ANNUAL REPORT ON FORM 10-K/A

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

Our core energy management system is comprised of: our HIF lighting system; our InteLite wireless lighting controls; our Apollo Solar Light Pipe, which collects and focuses renewable daylight and consumes no electricity; and our integrated energy management services. We believe that the implementation of our complete energy management system enables our customers to further reduce electricity costs, while permanently reducing base and peak load demand from the electrical grid. From December 1, 2001 through March 31, 2011, we installed over 2,056,000 HIF lighting systems for our commercial and industrial customers. We are focused on leveraging this installed base to expand our customer relationships from single-site implementations of our HIF lighting systems to enterprise-wide roll-outs of our complete energy management system. We have also expanded our product and service offerings by providing our customers with exterior lighting products and renewable energy solutions. We generally have focused on selling retrofit projects whereby we replace inefficient HID, fluorescent or incandescent systems. In fiscal 2011, we generated approximately 46% of our revenue through direct sales relationships with end users, compared to 58% in fiscal 2010 and 60% in fiscal 2009. We continue to develop resellers and partner relationships that utilize our systematized sales process to increase overall market coverage and awareness in regional and local markets along with electrical contractors that provide installation services for these projects. Reflecting our increased emphasis on expanding this sales channel, approximately 54% of our revenues in fiscal 2011 were generated from such indirect sales, compared to 43% in fiscal 2010 and 40% in fiscal 2009.

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

For a description of the assumptions behind our calculations of customer kilowatt demand reduction, customer kilowatt hours and electricity costs saved and reductions in indirect carbon dioxide emissions associated with our products used throughout this Annual Report on Form 10-K/A, see the following table and notes.

Cumulative From December 1, 2001
Through March 31, 2011
(in thousands, unaudited)
HIF lighting systems sold (1)	2,056
Total units sold (including HIF lighting systems)	2,715
Customer kilowatt demand reduction (2)	639
Customer kilowatt hours saved (2)(3)	15,494,020
Customer electricity costs saved (4)	$1,193,040
Indirect carbon dioxide emission reductions from customers’ energy savings (tons) (5)	10,067
Square footage retrofitted (6)	1,054,122

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”
(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 2.25 million units).
(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.
(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2010, which is the most current full year for which this information is available, was $0.0988 per kilowatt hour according to the United States Energy Information Administration.
(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency, or EPA), by (ii) the number of customer kilowatt hours saved as indicated in the table.
(6)	Based on 2.7 million total units sold, which contain a total of approximately 13.5 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

Our Engineered Systems Division

In August 2009, we created our engineered systems division, which operates out of our Plymouth, WI facility and sells and integrates alternative renewable energy systems and provides technical services for our sale of HIF lighting systems and energy management systems. Our engineered systems division is also responsible for our project management activities and related services for both HIF lighting and renewable technology projects. During our fiscal 2011 third quarter, we introduced the presentation of operating segments for our Energy Management and Engineered Systems groups.

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

Systematized Sales Process. We have invested substantial resources in the development of our innovative sales process. We sell directly to our end user customers using a systematized multi-step sales process that focuses on our value proposition and provides our sales force with specific, identified tasks that govern their interactions with our customers from the point of lead generation through delivery of our products and services. Management of this process seeks to continually improve sales force effectiveness while simultaneously improving sales force efficiency. We also train select partners and resellers to follow our systemized sales process, thereby extending our sales reach while making their businesses more effective.

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

Renewable Energy Projects. In fiscal 2011, we continued the expansion of our alternative renewable energy product and service offerings. In fiscal 2010, we began researching three test solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the third quarter, and executed our first cash sale and our first Power Purchase Agreement, or PPA, as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system during our fiscal 2011 first quarter. During fiscal 2011, we entered into contracts for an additional seven renewable generating systems, including the single largest project in our history, with a contract value of $8.3 million.

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

Our Customers

We primarily target commercial and industrial end users who have warehousing and manufacturing facilities. As of March 31, 2011, we have installed our products in 6,807 commercial and industrial facilities across North America. Our diversified customer base includes:

American Standard International Inc. Anheuser-Busch Companies, Inc. Avery Dennison Corporation Big Lots Inc. Coca-Cola Enterprises Inc.	Ecolab, Inc. Gap, Inc. General Electric Co. Kraft Foods Inc. Miller Coors LLC	Newell Rubbermaid Inc. OfficeMax, Inc. PepsiAmericas Inc. Sealed Air Corp. Sherwin-Williams Co.	SYSCO Corp. Textron, Inc. Toyota Motor Corp. United Stationers Inc. U.S. Foodservice

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth below and in other reports that we file from time to time with the Securities and Exchange Commission and the other information in this Annual Report on Form 10-K/A. The matters discussed in the risk factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operation and future growth prospects and could cause the trading price of our common stock to decline.

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

We depend on certain key suppliers for the raw materials and key components that we require for our current products, including sheet, coiled and specialty reflective aluminum, power supplies, ballasts and lamps. In particular, we buy most of our specialty reflective aluminum from a single supplier and we also purchase most of our ballast and lamp components from a single supplier. Purchases of components from our current primary ballast and lamp supplier constituted 26% and 22% of our total cost of revenue in fiscal 2010 and fiscal 2011, respectively. If these components become unavailable, or our relationships with suppliers become strained, particularly as relates to our primary suppliers, our results of operations and financial condition could be materially adversely affected.

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

We do not have long-term contracts with our customers, and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 29% and 31%, respectively, of our total revenue for fiscal 2010 and 2011. In fiscal 2010 and fiscal 2011, our top customer accounted for less than 6% and 8% of our total revenues, respectively. We expect large retrofit and roll-out projects to continue to be a significant component of our total revenue. As a result, we may experience more customer concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant customers could have a material adverse effect on our results of operations in any given future period.

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

As of March 31, 2011, we had aggregate federal net operating loss carryforwards of approximately $10.1 million and state net operating loss carryforwards of approximately $5.5 million. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us. In fiscal 2008, utilization of our net operating loss carryforwards was limited to $3.0 million. For fiscal 2009, 2010 and 2011, utilization of our net operating loss carryforwards was not limited. In addition to any limitations posed by past ownership changes, if we fail to maintain our recent profitability, our net operating loss carryforwards and related deferred tax assets may be subject to a valuation adjustment.

The restatement of our historical financial statements has consumed a significant amount of our time and resources and may have a material adverse effect on our reputation, business and stock price.

As described earlier, we have restated our consolidated financial statements for fiscal 2011. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Furthermore, we cannot guarantee that we will have no inquiries from the SEC or the NYSE MKT LLC regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself. Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and shareholder lawsuits related thereto.

We were unable to timely file the original filing as required by the Securities Exchange Act of 1934 and our continued inability to file our periodic SEC reports on time could result in investors not having access to important information about us and the delisting of our common stock from the NYSE MKT LLC.

Due to the complexities and complications associated with the restatement of our financial statements, we were late in filing our original filing 10-K. As a result, we were not in compliance with the continued listing requirements of the NYSE MKT LLC Company Guide and with the applicable SEC rules under the Securities Exchange Act of 1934, as amended. We are required to comply with these rules as a condition to listing on the NYSE MKT LLC. Furthermore, the late filing has resulted in our inability to utilize a “short-form” registration statement on SEC Form S-3 for a period of twelve months.

There can be no assurance that we will be able to timely file such reports in the future. If we are unable to timely file all reports in the future, you may not receive information from us in a timely manner. In addition, our common stock could be delisted from the NYSE MKT LLC. Such events would negatively impact the price of our common stock and, if we are delisted, the liquidity of such stock.

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

We responded to all off the staff’s comments in a letter dated April 4, 2011, and the staff replied with additional comments on the topics described above. We responded to all of the additional comments on May 13, 2011. As of the date of the filing of the Form 10-K (as originally filed) the staff continues to review our latest responses and, therefore, these comments remain unresolved.

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

ITEM 4. REMOVED AND RESERVED

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of our Common Stock

Our common stock has been listed on the NYSE MKT under the symbol “OESX” since April 6, 2010. Prior to April 6, 2010, our common stock had been listed on The NASDAQ Global Market under the symbol “OESX”. The following table sets forth the range of high and low sales prices per share as reported on the exchange on which our common stock was then listed for the periods indicated.

	High	Low
Fiscal 2010
First Quarter	$4.66	$3.25
Second Quarter	$3.92	$2.68
Third Quarter	$4.76	$3.05
Fourth Quarter	$6.35	$4.37

Fiscal 2011
First Quarter	$5.43	$2.84
Second Quarter	$3.43	$2.10
Third Quarter	$4.14	$3.11
Fourth Quarter	$4.94	$3.21

Shareholders

The closing sales price of our common stock on the NYSE MKT as of July 14, 2011 was $3.98. As of July 14, 2011, there were approximately 240 record holders of the 22,974,498 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under the 2003 Stock Option Plan and the 2004 Equity Incentive Plan as of March 31, 2011.

	Equity Compensation Plan Information
			Number of Securities
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuances Under the Equity Compensation Plans (1)
Equity Compensation plans approved by security holders	3,658,768	$3.83	1,577,676
Equity Compensation plans not approved by security holders	—	—	—

Total	3,658,768	$3.83	1,577,676

(1)	Excludes shares reflected in the column titled “Number of Securities to be Issued Upon Exercise of Outstanding Options”.

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

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K/A. The consolidated statements of operations data for the fiscal years ended March 31, 2009, 2010 and 2011 (as restated) and the consolidated balance sheet data as of March 31, 2010 and 2011 (as restated) are derived from our audited consolidated financial statements included elsewhere in this Form 10-K/A, which have been prepared in accordance with GAAP in the United States. As described below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B— Restatement of Financial Statements to our consolidated financial statements, our audited consolidated financial statements for our fiscal year ended March 31, 2011 have been restated to reflect our change of accounting for the sale of our solar PV systems to recognize revenue under the percentage-of-completion method rather than based upon multiple deliverable elements and additional changes related to bad debt, inventory and insurance reserves. The consolidated statements of operations data for the years ended March 31, 2007 and 2008, and the consolidated balance sheet data as of March 31, 2007, 2008 and 2009 have been derived from our audited consolidated financial statements which are not included in this Form 10-K/A. The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2007	2008	2009	2010	2011
	(As Restated)(5)
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$40,201	$65,359	$63,008	$60,882	$75,870
Service revenue	7,982	15,328	9,626	7,191	6,167

Total revenue	48,183	80,687	72,634	68,073	82,037
Cost of product revenue(1)	26,511	42,127	42,235	40,063	49,809
Cost of service revenue	5,976	10,335	6,801	5,266	4,589

Total cost of revenue	32,487	52,462	49,036	45,329	54,398

Gross profit	15,696	28,225	23,598	22,744	27,639
General and administrative expenses(1)	6,162	10,200	10,451	12,836	11,686
Sales and marketing expenses(1)	6,459	8,832	11,261	12,596	13,674
Research and development expenses(1)	1,078	1,832	1,942	1,891	2,333

Income (loss) from operations	1,997	7,361	(56)	(4,579)	(54)
Interest expense	1,044	1,390	167	256	406
Loss on sale of receivables	—	—	—	561	1,012
Extinguishment of debt	—	—	—	250	—
Dividend and interest income	201	1,189	1,661	670	571

Income (loss) before income tax	1,154	7,160	1,438	(4,476)	(901)
Income tax expense (benefit)	225	2,750	927	(1,003)	(1,242)

Net income (loss)	929	4,410	511	(3,473)	341
Accretion of redeemable preferred stock and preferred stock dividends(2)	(201)	(225)	—	—	—
Conversion of preferred stock(3)	(83)	—	—	—	—
Participation rights of preferred stock in undistributed earnings(4)	(205)	(775)	—	—	—

Net income (loss) attributable to common shareholders	$440	$3,410	$511	$(3,473)	$341

Net income (loss) per share attributable to common shareholders:
Basic	$0.05	$0.22	$0.02	$(0.16)	$0.02
Diluted	$0.05	$0.19	$0.02	$(0.16)	$0.01
Weighted-average shares outstanding:
Basic	9,080	15,548	25,352	21,844	22,678
Diluted	16,433	23,454	27,445	21,844	23,198

	As of March 31,
	2007	2008	2009	2010	2011
	(As Restated)(5)
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$285	$78,312	$36,163	$23,364	$11,560
Short-term investments	—	2,404	6,490	1,000	1,011
Total assets	33,583	130,702	103,722	104,578	121,087
Long-term debt, less current maturities	10,603	4,473	3,647	3,156	4,225
Temporary equity (Series C convertible redeemable preferred stock)	4,953	—	—	—	—

Series B convertible preferred stock	5,959	—	—	—	—
Shareholder notes receivable	(2,128)	—	—	—	(193)
Shareholders’ equity	$9,355	$113,190	$88,695	$88,387	$90,455

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2009	2010	2011
	(in thousands)
Cost of product revenue	$269	$222	$187
General and administrative expenses	676	539	560
Sales and marketing expenses	587	691	523
Research and development expenses	45	39	31

Total stock-based compensation expense	$1,577	$1,491	$1,301

(2)	For fiscal 2007 and 2008, represents the impact attributable to the accretion of accumulated dividends on our Series C preferred stock, plus accumulated dividends on our Series A preferred stock prior to its conversion into common stock on March 31, 2007. The Series C preferred converted automatically into common stock on a one-for-one basis upon the closing of our IPO and our obligation to pay accumulated dividends was extinguished.
(3)	Represents the estimated fair market value of the premium paid to holders of Series A preferred stock upon induced conversion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Expense Components — Conversion of Preferred Stock.”
(4)	For fiscal 2007 and 2008, represents the impact attributable to the accretion of accumulated dividends on our Series C preferred stock, plus accumulated dividends on our Series A preferred stock prior to its conversion into common stock on March 31, 2007. The Series C preferred converted automatically into common stock on a one-for-one basis upon the closing of our IPO and our obligation to pay accumulated dividends was extinguished.
(5)	For fiscal 2011, represents the impact of an accounting restatement to recognize revenue from the sales of solar photovoltaic systems using the percentage-of-completion method rather than based upon multiple deliverable elements and for other changes related to reserves for bad debt, inventory, insurance and returns. See Note B— Restatement of Financial Statements to our consolidated financial statements for detailed information regarding the impact of the restatement on fiscal 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K/A. See also “Forward-Looking Statements” and Item 1A. “Risk Factors.” The information below has been adjusted to reflect the impact of the restatement of our financial results which is more fully described in Note B — Restatement of Financial Statements to the consolidated financial statements contained in this Annual Report on Form 10-K/A and under the paragraph “Restatement of Previously Issued Consolidated Financial Statements” below and does not reflect any subsequent information or events occurring after the date of the filing of our reports originally presenting the financial information being restated or update any disclosure herein to reflect the passage of time since the date of such filings.

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated financial statements and related disclosures for our fiscal year ended March 31, 2011 and each of our quarterly consolidated financial statements for the periods ended December 31, 2010 through March 31, 2011 to account for revenue from sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements.

Our prior method of accounting for sales our of PV systems required us to recognize revenue in two stages (i) when the title to the products had been transferred and (ii) when the service installation was complete. The percentage-of-completion method, however, recognizes revenue over the life of the project. The percentage-of-completion method requires revenue from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. The percentage-of-completion method requires periodic evaluations of the progress of the installation of the solar photovoltaic systems using actual costs incurred over total estimated costs to complete a project and will require immediate recognition of any losses that are identified on such contracts. Incurred costs include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The difference between the percentage-of-completion method and the multiple deliverable elements method is a question of timing of revenue recognition.

Generally, for our fiscal year ended March 31, 2011, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•	A decrease in our revenue of $10.5 million for our full fiscal year 2011;

•	A decrease in our net income of $0.9 million and our fully diluted earnings per share of $0.04 for our full fiscal year 2011; and

•	An increase in our current assets of $6.4 million, an increase in our total assets of $6.7 million, an increase in our current liabilities of $8.2 million and a decrease in our total shareholders’ equity of $1.5 million for our fiscal year 2011.

In addition to the impact of the accounting treatment change for solar PV sales described above, the re-audit and management’s reassessment of fiscal 2011 resulted in the following additional changes:

•	An increase in our revenue of $0.1 million due to adjustments for returns reserves and other net revenue adjustments which increased our net income $0.1 million and our fully diluted earnings per share $0.01;

•	A decrease in our net income of $0.5 million due to adjustments for bad debt reserves, inventory reserves and insurance reserves and decreased our fully diluted earnings per share $0.03;

•	An increase in long-term assets of $13.2 million and a decrease in current assets of $13.2 million as a result of a reclassification of current inventory to long-term inventory related to our investment in wireless control products;

•	An increase in our net cash flows from operating activities due to an increase in our depreciation expense of $0.4 million and an increase in our change in prepaid and other assets of $0.2 million. A decrease in our net cash flow used in investing activities due to a decrease in our capital expenditures of $0.6 million.

The full impact of all changes as described above was as follows:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•	A decrease in our revenue of $10.4 million (11%) for our full fiscal year 2011;

•	A decrease in our net income of $1.3 million (81%) and our fully diluted earnings per share of $0.06 (86%) for our full fiscal year 2011;

•	A decrease in our current assets of $8.9 million (12%), an increase in our total assets of $6.1 million (5%), an increase in our current liabilities of $8.0 million (49%) and a decrease in our total shareholders’ equity of $1.9 million (2%) for our fiscal year 2011; and

•	A decrease in our net cash used in operating activities of $0.1 million (1%), a decrease in net our cash used in investing activities of $0.6 million (11%) and a decrease in our net cash provided by financing activities of $0.7 million (26%) for our fiscal year 2011; and

•	A decrease in our revenue, net income and earnings per share for the last two quarters of our fiscal year 2011.

Throughout this Annual Report on Form 10-K/A, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “As Restated” and reflect the balances and amounts on a restated basis.

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

In August 2009, we created Orion Engineered Systems, a new operating division which has been offering our customers additional alternative renewable energy systems. In fiscal 2010, we sold and installed three solar photovoltaic, or PV, electricity generating projects, completing our test analysis on two of the three in the fiscal 2010 third quarter, and executed our first cash sale and our first Power Purchase Agreement, or PPA, as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system, a cash sale, during our fiscal 2011 first quarter. During our fiscal 2011 second quarter, we received an $8.3 million cash order for a solar PV generating system for which we expect to recognize revenue during fiscal 2012.

During our fiscal 2011 third quarter, we introduced the presentation of operating segments. We now report our Energy Management and Engineered Systems groups as separate segments. Our Energy Management division develops, manufactures, integrates and sells commercial high intensity fluorescent, or HIF, lighting systems and energy management systems. Our Engineered Systems division sells and integrates alternative renewable energy systems.

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

Revenue and Expense Components

Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through our partner network and through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2010 and fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 43% of our total revenue volume in fiscal 2010 and increased to 54% of total revenue contributed in fiscal 2011, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems division.

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

We recognize revenue on product only sales of our lighting and energy management systems at the time of shipment. For lighting and energy management systems projects consisting of multiple elements of revenue, such as a combination of product sales and services, we recognize revenue by allocating the total contract revenue to each element based on their relative selling prices. We determine the selling price of products based upon the price charged when these products are sold separately. For services, we determine the selling price based upon management’s best estimate giving consideration to pricing practices, margin objectives, competition, scope and size of individual projects, geographies in which we offer our products and services and internal costs. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their relative selling price, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.

For sales of our solar PV systems, which are governed by customer contracts that require us to deliver functioning solar power systems and are generally completed within three to 15 months, we recognize revenue from fixed price construction contracts using the percentage-of-completion method. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based upon the percentage of incurred costs to estimated total forecasted costs. We have determined that the appropriate method of measuring progress on these sales is measured by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. The percentage-of-completion method requires revenue recognition from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. We perform periodic evaluations of the progress of the installation of the solar PV systems using actual costs incurred over total estimated costs to complete a project. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 36%, 29% and 31% of our total revenue for fiscal 2009, fiscal 2010 and fiscal 2011. No customer accounted for more than 10% of our total revenue in any of fiscal 2009, 2010 or 2011. To the extent that large retrofit and roll-out projects and/or large solar projects or solar roll-outs become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

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

	Fiscal Year ended March 31, 2010	Fiscal Year ended March 31, 2011
		(As Restated)
Total Contracted Revenues	$73.9	$103.9
Change in cash order backlog (1)	(0.4)	(15.1)
Change in OTA backlog (2)	(1.5)	(0.6)
Contracted Revenue from PPAs (3)	(1.7)	(1.9)
PPA GAAP revenue recognized	0.0	0.4
Other miscellaneous (4)	(2.2)	(4.7)

Revenue – GAAP basis	$68.1	$82.0

(1)	Change in backlog reflects the (increase) or decrease in cash orders at the end of the respective period where product delivery or service performance has not yet occurred. GAAP revenue will be recognized when the performance conditions have been satisfied, typically within 90 days from the end of the period.
(2)	Change in OTA backlog reflects the (increase) or decrease in OTA contracts at the end of the respective period where the project was in implementation. GAAP revenue will be recognized at the net present value of future cash flows upon completion of the installation and the customer acceptance of the technology.
(3)	Contracted Revenue from PPAs is subtracted to reconcile the GAAP revenue as recognition of GAAP revenue will occur in future periods.
(4)	Other miscellaneous includes a reduction from OTA contracted revenues measured at gross future cash flows and GAAP revenue measured at the net present value of future cash flows for completed OTA projects.

Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of March 31, 2010, we had a backlog of firm purchase orders of approximately $3.2 million. As of March 31, 2011, we had a backlog of firm purchase orders of approximately $21.2 million, which included $17.0 million of solar PV orders. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months. Principally as a result of the increased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 19%, 26% and 22% of our total cost of revenue in fiscal 2009, fiscal 2010 and fiscal 2011. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2010 and fiscal 2011, we reduced headcounts and improved production product flow through reengineering of our assembly stations.

Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of solar PV sales which generally have substantially lower relative gross margins than sales of our traditional energy management systems; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) the level of our wholesale and partner sales (which generally have historically resulted in lower relative gross margins, but higher relative net margins, than our sales to direct customers); (iv) our realization rate on our billable services; (v) our project pricing; (vi) our level of warranty claims; (vii) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (viii) our level of efficiencies in our manufacturing operations; and (ix) our level of efficiencies from our subcontracted installation service providers.

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

Dividend and Interest Income. Our dividend income consisted of dividends paid on preferred shares that we acquired in July 2006. The terms of these preferred shares provided for annual dividend payments to us of $0.1 million. We sold the preferred shares back to the issuer in June 2008 and all dividends accrued were paid upon sale. We also report interest income earned from our financed OTA contracts and on our cash and cash equivalents and short term investments. For fiscal 2009, our interest income increased as a result of our investment of the net proceeds from our initial public offering in short-term, interest-bearing, money market funds, bank certificate of deposits and investment-grade securities. For fiscal 2010 and fiscal 2011, our interest income decreased as a result of the decreased cash balance and due to our selling OTA contracts to third parties.

Income Taxes. As of March 31, 2011, we had net operating loss carryforwards of approximately $10.1 million for federal tax purposes and $5.5 million for state tax purposes. Included in these loss carryforwards were $6.4 million for federal and $2.8 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $0.8 million and state tax credits of $0.4 million. A valuation allowance has been set up for the state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 – 2030. Our valuation allowance for deferred tax assets is based upon estimates of future taxable income. It is reasonably possible that this estimate may change in the near term and this change could be material to the financial statements.

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

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below:

	Fiscal Year Ended March 31,
	2009		2010				2011
	(As Restated) (1)
	(Dollars in thousands)
		% of		% of	%			% of	%
	Amount	Revenue	Amount	Revenue	Change		Amount	Revenue	Change
Product revenue	$63,008	86.7%	$60,882	89.4%	(3.4)%		$75,870	92.5%	24.6%
Service revenue	9,626	13.3%	7,191	10.6%	(25.3)%		6 ,167	7.5%	(14.2)%

Total revenue	72,634	100.0%	68,073	100.0%	(6.3)%		82,037	100.0%	20.5%
Cost of product revenue	42,235	58.1%	40,063	58.9%	(5.1)%		49,809	60.7%	24.3%
Cost of service revenue	6,801	9.4%	5,266	7.7%	(22.6)%		4,589	5.6%	(12.9)%

Total cost of revenue	49,036	67.5%	45,329	66.6%	(7.6)%		54,398	66.3%	20.0%

Gross profit	23,598	32.5%	22,744	33.4%	(3.6)%		27,639	33.7%	21.5%
General and administrative expenses	10,451	14.4%	12,836	18.8%	22.8%		11,686	14.2%	(9.0)%
Sales and marketing expenses	11,261	15.5%	12,596	18.5%	11.9%		13,674	16.7%	8.6%
Research and development expenses	1,942	2.7%	1,891	2.8%	(2.6)%		2,333	2.9%	23.4%

Income (loss) from operations	(56)	(0.1)%	(4,579)	(6.7)%	NM		(54)	(0.1)%	98.8%
Interest expense	(167)	0.2%	(256)	(0.4)%	(53.3	) %	(406)	(0.5)%	(58.6	) %
Loss on sale of receivable	—	—%	(561)	(0.8)%	NM		(1,012)	(1.2)%	(80.4)%
Extinguishment of debt	—	—%	250	0.4%	100.0%		—	—%	(100.0)%
Dividend and interest income	1,661	2.3%	670	1.0%	(59.7)%		571	0.7%	(14.8	) %

Income (loss) before income tax	1,438	2.0%	(4,476)	(6.6)%	(411.3)%		(901)	(1.1)%	79.9%
Income tax expense (benefit)	927	1.3%	(1,003)	(1.5)%	(208.2)%		(1,242)	(1.5)%	23.8%

Net income (loss)	$511	0.7%	$(3,473)	(5.1)%	(779.6)%		$341	0.4%	109.8%

NM = Not meaningful

(1)	For fiscal 2011, represents the impact of an accounting change from the multiple deliverable element method to the percentage-of-completion method for sales of our solar PV systems and for other changes related to reserves for bad debt, inventory, insurance and returns. See Note B— Restatement of Financial Statements to our consolidated financial statements for detailed information regarding the impact of the restatement on fiscal 2011.

Consolidated

Fiscal 2011 Compared to Fiscal 2010

Revenue. Product revenue increased from $60.9 million for fiscal 2010 to $75.9 million for fiscal 2011, an increase of $15.0 million, or 24.6%. The increase in product revenue was due to $4.2 million of revenue from cash sales of renewable energy photovoltaic systems, or PV, and increased revenue from the sale of energy goods and management systems through cash sales and OTA contracts. Service revenue decreased from $7.2 million for fiscal 2010 to $6.2 million for fiscal 2011, a decrease of $1.0 million, or 14.2%. The decrease in service revenue was a result of the continued percentage increase of total revenue to our wholesale channels where services are not provided. We believe that the increase in our OTA revenues, $10.7 million for fiscal 2011 compared to $5.5 million for fiscal 2010, has helped to address our customers’ capital spending constraints by providing an alternative to the up-front capital requirements of a cash purchase.

Cost of Revenue and Gross Margin. Product cost of product revenue increased from $40.1 million for fiscal 2010 to $49.8 million for fiscal 2011, an increase of $9.7 million, or 24.3%. Cost of service revenue decreased from $5.3 million for fiscal 2010 to $4.6 million for fiscal 2011, a decrease of $0.7 million, or 12.9%. Total gross margins increased to 33.7% for fiscal 2011 from 33.4% for fiscal 2010. Gross margins from the sale of our solar PV systems were 28.9% for fiscal 2011. Gross margins from the sale of our HIF energy management systems were 34.0% for fiscal 2011. The increase in total gross margin in fiscal 2011 was due to cost containment efforts through the reduction of direct and indirect headcounts, improved production efficiencies resulting from the reengineering of our assembly process, negotiated price decreases on raw materials and reductions in discretionary spending.

Operating Expenses

General and Administrative. Our general and administrative expenses decreased from $12.8 million for fiscal 2010 to $11.7 million for fiscal 2011, a decrease of $1.1 million, or 9.0%. The decrease was a result of $0.5 million in reduced compensation costs resulting from headcount reductions and reduced severance payments, a $0.2 million decrease in legal expenses, a $0.2 million decrease in consulting and auditing services and $0.2 million in discretionary spending reductions.

Sales and Marketing. Our sales and marketing expenses increased from $12.6 million for fiscal 2010 to $13.7 million for fiscal 2011, an increase of $1.1 million, or 8.6%. The increase was a result $0.5 million in increased travel costs for customer site visits, a $0.2 million increase in compensation costs related to headcount additions during the year, a $0.2 million in business development expenses related to our efforts to expand our partner channels, a $0.1 million increase for advertising and marketing expenses and $0.1 million for additional technology costs.

Research and Development. Our research and development expenses increased from $1.9 million for fiscal 2010 to $2.3 million for fiscal 2011, an increase of $0.4 million, or 23.4%. The increase in expense for fiscal 2011 was due to increased spending on the development of new product offerings, including our new exterior lighting and our LED product initiatives. We also incurred expenses improving our existing energy management control solutions, including our recent improvements to our dynamic control devices.

Interest Expense. Our interest expense increased from $0.3 million for fiscal 2010 to $0.4 million for fiscal 2011, an increase of $0.1 million, or 58.6%. The increase in interest expense for fiscal 2011 was due to additional debt funding completed during fiscal 2011 for the purpose of financing our OTA projects. For fiscal 2010 and fiscal 2011, we capitalized $21,000 and $0 of interest for construction in progress, respectively.

Loss on sale of receivables. Our loss from the sale of receivables from our OTA contracts increased from $0.6 million for fiscal 2010 to $1.0 million for fiscal 2011, an increase of $0.4 million, or 80.4%.

Dividend and Interest Income. Our interest income decreased from $0.7 million for fiscal 2010 to $0.6 million for fiscal 2011, a decrease of $0.1 million, or 14.8%. Interest income earned from customer financed programs was $0.5 million in fiscal 2011 compared to $0.4 million in fiscal 2010. Interest income related to investments in fiscal 2011 decreased by $0.2 million as a result of less cash invested and a decrease in interest rates on our short-term investments.

Income Taxes. Our income tax benefit increased from a benefit of $1.0 million for fiscal year 2010 to a benefit of $1.2 million for fiscal 2011. Our effective income tax rate for the fiscal year 2010 was a benefit rate of 22.4%, compared to a benefit rate of 137.8% for the fiscal year 2011. During the fourth quarter of fiscal 2011, we converted almost all of our existing incentive stock options, or ISOs, to non-qualified stock options, or NQSOs. This conversion was applied retrospectively allowing us to benefit from $0.6 million of income tax expense related to non-deductible ISO stock compensation expense that was previously deferred for income tax purposes. The conversion increased our effective tax rate for the full fiscal year to a benefit rate of 137.8% from a pre-conversion income tax benefit rate of 69.8%. The conversion of ISOs to NQSOs will greatly reduce the effective tax rate volatility that we have historically experienced at nominal pre-tax earnings levels. The change in tax rate versus the prior fiscal year is due to the difference between taxable losses during fiscal 2010 and the related impact of the non-deductible stock compensation expense and taxable income during fiscal 2011, along with the impact of federal credits available to us.

Contracted Revenue. Total contracted revenue increased from $73.9 million for fiscal 2010 (which included $10.0 million of future gross cash flow streams associated with OTAs and $1.7 million of future potential revenue streams associated with PPAs) to $103.9 million for fiscal 2011 (which included $14.6 million of future gross cash flow streams associated with OTAs and $1.9 million of future potential revenue streams associated with PPAs), an increase of $30.0 million, or 40.6%. We attribute this improvement in contracted revenue to an increase in orders for renewable technologies through our Orion Engineered Systems division and an increase in new customer OTA contracts, along with increased order activity for our integrated lighting systems from a slightly improved economic environment during the second half of fiscal 2011.

Fiscal 2010 Compared to Fiscal 2009

Revenue. Product revenue decreased from $63.0 million for fiscal 2009 to $60.9 million for fiscal 2010, a decrease of $2.1 million or 3.4%. The decrease was a result of decreased sales of our HIF lighting systems. Service revenue decreased from $9.6 million for fiscal 2009 to $7.2 million for fiscal 2010, a decrease of $2.4 million, or 25.3%. The decrease in service revenue was a result of the decreased sales of our HIF lighting systems and the continued percentage increase of total revenues to our wholesale channels where services are not provided. Our fiscal 2010 revenues continued to be impacted by a general conservatism in the marketplace concerning capital spending and purchase decisions due to continuing adverse economic and credit market conditions. In the second half of fiscal 2010, we realized a slight improvement in our order volumes in relation to the first half of our fiscal 2010.

Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $42.2 million for fiscal 2009 to $40.1 million for fiscal 2010, a decrease of $2.1 million, or 5.1%. Our cost of service revenue decreased from $6.8 million for fiscal 2009 to $5.3 million for fiscal 2010, a decrease of $1.5 million, or 22.6%. Total gross margin increased from 32.5% for fiscal 2009 to 33.4% for fiscal 2010. During fiscal 2010, we maintained improvements in our product gross margins, in spite of the volume decline, resulting from our efforts to reengineer our assembly processes, including the implementation of cell manufacturing stations, a reduction in headcount and a reduction in work hours, and reductions in discretionary spending and premium costs, like overtime.

Operating Expenses

General and Administrative. Our general and administrative expenses increased from $10.5 million for fiscal 2009 to $12.8 million for fiscal 2010, an increase of $2.3 million or 22.8%. The increase was a result of : (i) $1.2 million increase for occupancy costs related to the completion of our new technology center, including approximately $0.1 million for one-time start-up charges; (ii) $0.7 million for legal costs related to the defense and preliminary settlement of our securities class action litigation; (iii) $0.6 million in severance compensation costs and headcount additions related to staff support in information technology and executive support staff in human resources and administrative functions; (iv) $0.3 million in costs related to the write down of a long-term note receivable and bad debt charges on aged accounts receivable; and (v) $0.4 million as a result of a one-time gain on asset disposal in the fiscal 2009 that did not recur in fiscal 2010. These cost increases were partially offset by $0.9 million in decreased compensation costs resulting from headcount reductions and other discretionary spending reductions.

Sales and Marketing. Our sales and marketing expenses increased from $11.2 million for fiscal 2009 to $12.6 million for fiscal 2010, an increase of $1.4 million, or 11.9%. The increase was a result of compensation and benefit costs for additional sales and marketing personnel. We increased our sales and marketing headcount to further develop opportunities for our exterior lighting products within the utility and governmental markets, expanded sales and sales support personnel dedicated to our in-market sales programs and added technical expertise for our wireless controls product lines and our renewable technology initiatives.

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

Interest Expense. Our interest expense increased from $0.2 million in fiscal 2009 to $0.3 million in fiscal 2010, an increase of $0.1 million, or 53.3%. The increase in interest expense was due to the elimination of capitalized interest resulting from the completion of our corporate technology center. For fiscal 2009 and fiscal 2010, we capitalized $215,000 and $21,000 of interest for construction in progress, respectively.

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

Contracted Revenue. Total contracted revenue increased from $71.6 million, which included $1.5 million of future gross cash flow streams associated with OTA contracts, for fiscal 2009 to $73.9 million, which included $10.0 million of future gross cash flow streams associated with OTA contracts and $1.7 million of discounted revenue streams from PPA contracts, for fiscal 2010, an increase of $2.3 million or 2.4%.

Energy Management Segment

The following table summarizes the Energy Management segment operating results:

	For the Year Ended March 31,
	2010	2011
(dollars in thousands)		(As Restated)
Revenues	$67,663	$77,861
Operating income	2,421	6,460
Operating Margin	3.6%	8.3%

Energy Management segment revenue increased from $67.7 million for fiscal 2010 to $77.9 million for fiscal 2011, an increase of $10.2 million, or 15.1%. The increase was due to increased sales of our HIF lighting systems to our national account and wholesale customers, increased revenue from a greater number of OTA contracts completed and increased revenue from new product offerings, including exterior lighting, dynamic wireless controls and LED fixtures.

Energy Management segment operating income increased from $2.4 million for fiscal 2010 to $6.5 million for fiscal 2011, an increase of $4.0 million, or 166.8% The increase in operating income for fiscal 2011 was a result of the increased revenue and improved gross margins on HIF lighting product sales due to cost reduction efforts to reduce manufacturing labor costs and plant reengineering of our manufacturing processes to improve production efficiencies.

Engineered Systems Segment

The following table summarizes the Engineered Systems segment operating results:

	For the Year Ended March 31,
	2010	2011
(dollars in thousands)		(As Restated)
Revenues	$410	$4,176
Operating loss	(1,688)	(1,507)
Operating Margin	(411.7)%	(36.1)%

Engineered Systems segment revenue increased from $0.4 million for fiscal 2010 to $4.2 million for fiscal 2011, an increase of $3.8 million, or 918.5%. The increase was due to an increase in the number of and the relative size of the renewable PV systems sold during fiscal 2011 versus the prior year. During the first half of fiscal 2010, our Engineered Systems segment efforts were primarily focused on research of renewable technology products and understanding if there was a market for these technologies within our customer base.

Engineered Systems segment operating loss decreased from a $1.7 million loss for fiscal 2010 to $1.5 million of operating loss for fiscal 2011, a decrease of $0.2 million, or 10.7%. The decrease in operating loss for fiscal 2011 was a result of the increased revenue volume and resulting contribution margin from sales of solar renewable energy systems offset by increased expenses for headcount and selling expenses resulting from the increase in contracted solar PV revenues.

Corporate and Other

Corporate and other operating loss decreased from $5.3 million for fiscal 2010 to $5.0 million for fiscal 2011, a decrease of $0.3 million, or 6%. The decrease in operating loss was primarily attributable to a reduction in legal expenses incurred.

Quarterly Results of Operations

The following tables present our unaudited quarterly results of operations for the last eight fiscal quarters in the period ended March 31, 2011 (i) on an absolute dollar basis (in thousands) and (ii) as a percentage of total revenue for the applicable fiscal quarter. You should read the following tables in conjunction with our consolidated financial statements and related notes contained elsewhere in this Form 10-K/A. As described above in management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B— Restatement of Financial Statements to our consolidated financial statements, our audited consolidated financial statements for our fiscal year ended March 31, 2011 have been restated to reflect our change of accounting for sales of our solar PV systems from the multiple deliverable element method to the percentage-of-completion method and additional changes related to bad debt, inventory and insurance reserves. In our opinion, the unaudited financial information presented below has been prepared on the same basis as our audited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our operating results for the fiscal quarters presented. We have restated each of the quarterly consolidated financial statements for the periods ended December 30, 2010 and March 31, 2011 to reclassify our transactions from sales of our solar PV systems using the percentage-of completion method rather than based upon multiple deliverable elements. Operating results for any fiscal quarter are not necessarily indicative of the results for any future fiscal quarters or for a full fiscal year.

	For the Three Months Ended
	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011
							(As Restated)	(As Restated)
	(in thousands, unaudited)
Product revenue	$11,924	$15,219	$18,737	$15,002	$15,758	$15,086	$21,633	$23,393
Service revenue	1,951	856	2,090	2,294	1,219	767	2,011	2,170

Total revenue	13,875	16,075	20,827	17,296	16,977	15,853	23,644	25,563
Cost of product revenue	8,748	10,122	11,860	9,333	10,307	9,745	14,134	15,623
Cost of service revenue	1,255	632	1,568	1,811	917	498	1,676	1,498

Total cost of revenue	10,003	10,754	13,428	11,144	11,224	10,243	15,810	17,121

Gross profit	3,872	5,321	7,399	6,152	5,753	5,610	7,834	8,442
General and administrative expenses	3,163	3,143	3,051	3,479	2,945	2,988	2,709	3,044
Sales and marketing expenses	3,152	2,962	3,063	3,420	3,590	3,299	3,235	3,550
Research and development expenses	419	491	404	576	610	573	614	536

Income (loss) from operations	(2,862)	(1,275)	881	(1,323)	(1,392)	(1,250)	1,276	1,312
Interest expense	54	73	66	63	70	55	98	183
Loss on sale of asset	—	—	—	561	—	—	—	1,012
Extinguishment of debt	—	—	—	250	—	—	—	—
Dividend and interest income	236	147	157	130	93	153	189	136

Income (loss) before income tax	(2,680)	(1,201)	972	(1,567)	(1,369)	(1,152)	1,367	253
Income tax expense (benefit)	(600)	(269)	218	(352)	(833)	(1,692)	1,549	(266)

Net income (loss)	$(2,080)	$(932)	$754	$(1,215)	$(536)	$540	$(182)	$519

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,		June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2009	2009	2009	2010		2010	2010	2010	2011
								(As Restated)	(As Restated)
	(unaudited)
Product revenue	85.9%	94.7%	90.0%	86.7%		92.8%	95.2%	91.5%	91.5%
Service revenue	14.1%	5.3%	10.0%	13.3%		7.2%	4.8%	8.5%	8.5%

Total revenue	100.0%	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%	100%
Cost of product revenue	63.0%	63.0%	57.0%	54.0%		60.7%	61.5%	59.8%	61.1%
Cost of service revenue	9.0%	3.9%	7.5%	10.4%		5.4%	3.1%	7.1%	5.9%

Total cost of revenue	72.0%	66.9%	64.5%	64.4%		66.1%	64.6%	66.9%	67.0%

Gross margin	28.0%	33.1%	35.5%	35.6%		33.9%	35.4%	33.1%	33.0%
General and administrative expenses	22.8%	19.6%	14.7%	20.1%		17.4%	18.9%	11.4%	11.9%
Sales and marketing expenses	22.8%	18.4%	14.7%	19.8%		21.1%	20.8%	13.7%	13.9%
Research and development expenses	3.0%	3.1%	1.9%	3.3%		3.6%	3.6%	2.6%	2.1%

Income (loss) from operations	(20.6)%	(7.9)%	4.2%	(7.6)%		(8.2)%	(7.9)%	5.4%	5.1%
Interest expense	0.4%	0.5%	0.3%	0.4%		0.4%	0.3%	0.4%	0.7%
Loss on sale of asset	—%	—%	—%	(3.2	) %	—%	—%	—%	(4.0	) %
Extinguishment of debt	—%	—%	—%	1.4%		—%	—%	—%	—%
Dividend and interest income	1.7%	0.9%	0.8%	0.7%		0.5%	0.9%	0.8%	0.5%
Income (loss) before income tax	(19.3)%	(7.5)%	4.7%	(9.1)%		(8.1)%	(7.3)%	5.8%	1.0%
Income tax expense (benefit)	(4.3)%	(1.7)%	1.0%	(2.1)%		(4.9)%	(10.7)%	6.6%	(1.0	) %

Net income (loss)	(15.0)%	(5.8)%	3.7%	(7.0)%		(3.2)%	3.4%	(0.8)%	2.0%

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

Liquidity and Capital Resources

Overview

On December 24, 2007, we completed our initial public offering, or IPO. Net proceeds to us from our IPO were approximately $78.6 million (net of underwriting discounts and commissions and offering expenses). We invested the net proceeds from our IPO in money market funds and short-term government agency bonds, subsequently using approximately $48.8 million for working capital, capital expenditures and general corporate purposes, along with $29.8 million used to repurchase shares of our common stock into treasury.

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

The return to a recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries and postponements of incoming orders. However, we believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for the next 12 months. As of March 31, 2011, we were in a strong financial position with $12.6 million in cash and short-term investments. Our working capital requirements depend on many factors, including our rate of revenue, our rate of OTA growth and our ability to obtain funding for our OTA contracts, our rate of investment into our financed sales programs, our introduction of new products and services and enhancements to our existing energy management system, the timing and extent of expansions of our sales force and other administrative and production personnel, the timing and extent of advertising and promotional campaigns, and our research and development activities.

Cash Flows

The following table summarizes our cash flows for our fiscal 2009, fiscal 2010 and fiscal 2011:

	Fiscal Year Ended March 31,
	2009	2010	2011
	(As Restated)
	(in thousands)
Operating activities	$3,239	$(10,718)	$(8,645)
Investing activities	(17,873)	(3,070)	(5,121)
Financing activities	(27,515)	989	1,962

Decrease in cash and cash equivalents	$(42,149)	$(12,799)	$(11,804)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.

Cash used in operating activities for fiscal 2011 was $8.6 million and consisted of net cash of $13.8 million used for working capital purposes offset by net income of $0.3 million and adjusted for non-cash expense items of $4.8 million. Cash used for working capital consisted of an increase of $12.9 million in accounts receivable due to the increase in revenue and advanced customer billings, an $8.0 million increase in deferred contract costs for material and service expenses incurred for in-process projects and a $3.1 million increase in inventory for purchases described in the section below titled “Working Capital.” Cash provided by working capital included a $9.7 million increase in deferred revenue for advanced customer billings and a $4.7 million increase in accounts payable related to payment terms on inventory purchases during the fiscal 2011 fourth quarter.

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

Cash Flows Related to Investing Activities. Cash used in investing activities was $17.9 million, $3.1 million and $5.1 million for fiscal 2009, 2010 and 2011, respectively. In fiscal 2011, we invested a net $2.3 million in equipment related to our PPA finance programs, $2.6 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments and $0.2 million for patent investments. In fiscal 2010, we invested $5.6 million in capital expenditures related to the completion of our new corporate technology center, operating and customer relationship software systems, a photovoltaic solar generated power system and for purchases of manufacturing equipment and tooling. Additionally, we invested $2.7 million in equipment related to our PPA finance programs and $0.3 million for the development of our intellectual property. We generated cash flow from investing activities of $5.5 million from the sale of short-term investments. In fiscal 2009, we invested $13.1 million in capital expenditures in our new corporate technology center, operating software systems, improvements in our manufacturing facility and for purchases of equipment and tooling. We also invested $4.1 million in short term certificate of deposits and spent $1.0 million for the purchase of intellectual property rights from an executive, partially offset by net proceeds from the sale of an investment of $0.5 million.

Cash Flows Related to Financing Activities. Cash provided by financing activities was $2.0 million for fiscal 2011. This included $3.7 million in new debt borrowings to fund OTA and capital projects and $0.5 million received from stock option and warrant exercises. Cash flows used in financing activities included $2.0 million for repayment of long-term debt, $0.1 million for excess tax benefits from stock based compensation and $0.1 million for costs related to our new credit agreement.

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

Working Capital

Our net working capital as of March 31, 2011, was $40.0 million, consisting of $64.2 million in current assets and $24.2 million in current liabilities. Our net working capital as of March 31, 2010 was $59.2 million, consisting of $71.7 million in current assets and $12.5 million in current liabilities. Our accounts receivables increased from our prior fiscal year end by $7.4 million as a result of our increased revenues during the second half of fiscal year 2011, as well as an increase in finance receivables related to OTA contracts. Our inventories decreased from our fiscal 2010 year end by $10.1 million due to the reclassification of a significant portion of our wireless controls inventories to a long-term asset. Our deferred contract costs increased by $8.0 million as a result of an increase in costs and services incurred on projects where revenue recognition criteria has not yet been met. Accounts payable increased by $4.7 million based upon vendor terms for inventory purchases during the fourth quarter. Deferred revenue increased by $8.1 million due to advanced customer billings.

During fiscal 2011, we continued to increase our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. Our electronic ballast inventories increased by $2.6 million versus our fiscal 2010 ending balance of ballast inventory. The vast majority of our wireless components are assembled overseas and require longer delivery lead times. In addition, overseas suppliers require deposit payments at time of purchase order. We monitor supply side concerns within the electronic components market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. We are continually monitoring supply side concerns through conversations with our key vendors and currently believe that supply availability concerns appear to have moderated, but have not diminished to the point where we anticipate reducing safety stock to the levels that existed prior to the electrical components supply issues.

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

Capital Spending

Over the past three fiscal years, we have made capital expenditures primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $13.1 million, $8.3 million, and $2.6 million in fiscal 2009, 2010 and 2011, respectively. Our capital spending plans predominantly consist of further cost improvements in our manufacturing facility, improvements to our building and headquarters, new product development and investment in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, or by using our available capacity under our Credit Facility.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of March 31, 2011 is set forth in the following table:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Bank debt obligations	$5,362	$1,137	$2,168	$1,427	$630
Cash interest payments on debt	1,019	276	292	140	311
Operating lease obligations	9,336	1,751	2,290	1,799	3,496
Purchase order and capital expenditure commitments(1)	14,457	11,595	2,862	—	—

Total	$30,174	$14,759	$7,612	$3,366	$4,437

(1)	Reflects non-cancellable purchase commitments in the amount of $14.4 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

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

Revenue Recognition. We recognize revenue when the following criteria have been met: there is persuasive evidence of an arrangement; delivery has occurred and title has passed to the customer; the sales price is fixed and determinable and no further obligation exists; and collectability is reasonably assured. The majority of our revenue is recognized when products are shipped to a customer or when services are completed and acceptance provisions, if any, have been met. In certain of our contracts, we provide multiple deliverables. We record the revenue associated with each element of these arrangements by allocating the total contract revenue to each element based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence, or “VSOE, of fair value, if available, (2) third-party evidence, or “TPE” of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available. We established VSOE of selling price for our HIF lighting and energy management system products using the price charged for a deliverable when sold separately. We determine the selling price for installation and recycling services and for solar renewable product and services using management’s best estimate of selling price. We consider external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, internal costs, and the scope and size of projects. Our PPA contracts are supply side agreements for the generation of electricity for which we recognize revenue on a monthly basis over the life of the PPA contract, typically in excess of 10 years. For sales of our solar PV systems, we recognize revenue using the percentage-of-completion method by measuring project progress by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. Revenue from sales of our solar PV systems is generally recognized over a period of three to 15 months. Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. Our OTA contracts are sales-type capital leases under GAAP and we record revenue at the net present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments.

Deferred revenue or deferred costs are recorded for project sales consisting of multiple elements or performance milestones, where the criteria for revenue recognition have not been met. The majority of our deferred revenue relates to advance customer billings for solar PV projects or to prepaid services to be provided at determined future dates. As of March 31, 2010 and 2011, our deferred revenue was $0.5 million and $10.2 million, respectively. Deferred costs on product are recorded as a current asset as project completions occur within twelve months. As of March 31, 2010 and 2011, our deferred costs were $1.6 million and $9.6 million, respectively.

Inventories. Inventories are stated at the lower of cost or market value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below cost, then the inventory value is reduced to its market value. Our inventory obsolescence reserves at March 31, 2010 and 2011 were $0.8 million and $1.3 million.

Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $0.4 million and $0.8 million at March 31, 2010 and March 31, 2011.

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

Stock-Based Compensation. We have historically issued stock options to our employees, executive officers and directors. We adopted the provisions of ASC 718, Compensation – Stock Compensation, which requires us to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. Compensation costs for options granted are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The fair value of each option for financial reporting purposes was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Fiscal Year Ended March 31,
	2009	2010	2011
Weighted average expected term	5.7years	6.6years	5.7years
Risk-free interest rate	3.01%	2.68%	2.14%
Expected volatility	60%	60%	60	%-74.8%
Expected forfeiture rate	2%	3%	11.4%

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

As required by our 2004 Stock and Incentive Awards Plan, since the closing of our IPO in December 2007, we have solely used the closing sale price of our common shares on the NYSE MKT or the NASDAQ Global Market on the date of grant to establish the exercise price of our stock options.

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

As of March 31, 2011, we had net operating loss carryforwards of approximately $10.1 million for federal tax purposes and $5.5 million for state tax purposes. Included in these loss carryforwards were $6.4 million for federal and $2.8 million for state tax expenses that were associated with the exercise of non-qualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in-capital as the deduction reduces our income taxes payable. We first recognize tax benefits from current period stock option expenses against current period income. The remaining current period income is offset by net operating losses under the tax law ordering approach. Under this approach, we will utilize the net operating losses from stock option expenses last.

We also had federal tax credit carryforwards of $0.8 million and state tax credit carryforwards of $0, which is net of a $378,000 valuation allowance. Both the net operating losses and tax credit carryforwards will begin to expire in varying amounts between 2014 and 2030. We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

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

Recent Accounting Pronouncements

See Note C —Summary of Significant Accounting Policies to our accompanying audited consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

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

ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

We have audited the accompanying consolidated balance sheet of Orion Energy Systems, Inc. as of March 31, 2011 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule II, Valuation and Qualifying Accounts, for the year in the period ended March 31, 2011. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Energy Systems, Inc. at March 31, 2011, and the results of its operations and its cash flows for the year in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the year in the period ended March 31, 2011.

We were not engaged to audit Orion Energy Systems, Inc. internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2012 disclaimed an opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

June 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

We were not engaged to audit Orion Energy Systems, Inc.’s internal control over financial reporting as of March 31, 2011. Orion Energy Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment on the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.

Subsequent to March 31, 2011 and prior to our engagement as auditors, the Company implemented a new accounting system resulting in changes to controls over financial reporting. As a result we are unable to evaluate the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 and unable to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the material adjustments identified subsequent to March 31, 2011, management did not design and maintain an effective control environment, as evidenced by the combination of (i) an insufficient number of personnel appropriately qualified to perform an appropriately detailed review of the accounting for nonroutine revenue transactions, and (ii) inadequate disclosure controls to ensure timely internal notification of business transactions impacting revenue recognition and decision requiring accounting entries. In addition, controls over the financial close and reporting processes were not effective as evidenced by an insufficient number of appropriately qualified personnel to support timely and thorough reconciliations of significant accounts. These material weaknesses in internal control over financial reporting were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated June 14, 2012 on those financial statements.

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

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of Orion Energy Systems, Inc. as of March 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated June 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

June 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Orion Energy Systems, Inc.

We have audited the accompanying consolidated balance sheet of Orion Energy Systems, Inc. (a Wisconsin Corporation) and subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended March 31, 2010 and 2009. Our audits of the basic consolidated financial statements include the financial statement schedule as of March 31, 2010 and 2009, listed in the index appearing under item 15(b). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion Energy Systems, Inc. and subsidiaries as of March 31, 2010, and the results of their operations and their cash flows for the years ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of March 31, 2010 and 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Milwaukee, Wisconsin

July 22, 2011 (except for Note J, as to which the date is June 14, 2012)

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,
	2010	2011
		(As Restated)
Assets
Cash and cash equivalents	$23,364	$11,560
Short-term investments	1,000	1,011
Accounts receivable, net of allowances of $382 and $757	15,991	23,401
Inventories, net	25,991	15,877
Deferred contract costs	1,553	9,589
Deferred tax assets	1,244	1,049
Prepaid expenses and other current assets	2,559	1,727

Total current assets	71,702	64,214
Property and equipment, net	28,193	30,017
Patents and licenses, net	1,590	1,620
Long-term inventory	—	13,212
Deferred tax assets	974	2,354
Long-term accounts receivable	2,092	7,251
Other long-term assets	27	2,419

Total assets	$104,578	$121,087

Liabilities and Shareholders’ Equity
Accounts payable	$7,761	$12,483
Accrued expenses	3,790	2,184
Deferred revenue, current	338	8,427
Current maturities of long-term debt	562	1,137

Total current liabilities	12,451	24,231
Long-term debt, less current maturities	3,156	4,225
Deferred revenue	186	1,777
Other long-term liabilities	398	399

Total liabilities	16,191	30,632

Commitments and contingencies (See Note G)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2010 and 2011; no shares issued and outstanding at March 31, 2010 and 2011	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2010 and 2011; shares issued: 29,911,203 and 30,312,758 at March 31, 2010 and 2011; shares outstanding: 22,442,380 and 22,893,803 at March 31, 2010 and 2011	—	—
Additional paid-in capital	122,515	124,132
Treasury stock: 7,468,823 common shares at March 31, 2010 and 7,431,897 at March 31, 2011	(32,011)	(31,708)
Shareholder notes receivable	—	(193)
Retained deficit	(2,117)	(1,776)

Total shareholders’ equity	88,387	90,455

Total liabilities and shareholders’ equity	$104,578	$121,087

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2009	2010	2011
			(As Restated)
Product revenue	$63,008	$60,882	$75,870
Service revenue	9,626	7,191	6,167

Total revenue	72,634	68,073	82,037
Cost of product revenue	42,235	40,063	49,809
Cost of service revenue	6,801	5,266	4,589

Total cost of revenue	49,036	45,329	54,398

Gross profit	23,598	22,744	27,639
Operating expenses:
General and administrative	10,451	12,836	11,686
Sales and marketing	11,261	12,596	13,674
Research and development	1,942	1,891	2,333

Total operating expenses	23,654	27,323	27,693

Loss from operations	(56)	(4,579)	(54)
Other income (expense):
Interest expense	(167)	(256)	(406)
Loss on sale of OTA contract receivables	—	(561)	(1,012)
Extinguishment of debt	—	250	—
Dividend and interest income	1,661	670	571

Total other income (expense)	1,494	103	(847)

Income (loss) before income tax	1,438	(4,476)	(901)
Income tax expense (benefit)	927	(1,003)	(1,242)

Net income (loss)	$511	$(3,473)	$341

Basic net income (loss) per share attributable to common shareholders	$0.02	$(0.16)	$0.02
Weighted-average common shares outstanding	25,351,839	21,844,150	22,678,411
Diluted net income (loss) per share	$0.02	$(0.16)	$0.01
Weighted-average common shares and share equivalents outstanding	27,445,290	21,844,150	23,198,063

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock				Accumulated
		Additional		Shareholder	Other	Retained	Total
		Paid-in	Treasury	Notes	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Stock	Receivable	Loss	(Deficit)	Equity
Balance, March 31, 2008	26,963,408	$114,090	$(1,739)	$—	$(6)	$845	$113,190
Issuance of stock and warrants for services	16,627	105	—	—	—	—	105
Exercise of stock options and warrants for cash	1,519,838	2,032	—	—	—	—	2,032
Tax benefit from exercise of stock options	—	1,103	—	—	—	—	1,103
Stock-based compensation	—	1,577	—	—	—	—	1,577
Treasury stock purchase	(6,971,090)	—	(29,797)	—	—	—	(29,797)
Net income	—	—	—	—	—	511	511
Unrealized loss on short-term investments	—	—	—	—	(26)	—	(26)

Comprehensive income	—	—	—	—	—	—	485

Balance, March 31, 2009	21,528,783	$118,907	$(31,536)	$—	$(32)	$1,356	$88,695
Issuance of stock and warrants for services	11,211	48	—	—	—	—	48
Exercise of stock options and warrants for cash	1,024,113	1,989	—	—	—	—	1,989
Tax benefit from exercise of stock options	—	80	—	—	—	—	80
Stock-based compensation	—	1,491	—	—	—	—	1,491
Treasury stock purchase	(121,727)	—	(475)	—	—	—	(475)
Net loss	—	—	—	—	—	(3,473)	(3,473)
Unrealized gain on short-term investments	—	—	—	—	32	—	32
Comprehensive Loss	—	—	—	—	—	—	(3,441)

Balance, March 31, 2010	22,442,380	$122,515	$(32,011)	$—	$—	$(2,117)	$88,387
Issuance of stock and warrants for services	15,475	51	—	—	—	—	51
Exercise of stock options and warrants for cash	386,080	529	—	—	—	—	529
Shares issued under Employee Stock Purchase Plan	65,776	(132)	353	(196)	—	—	25
Tax benefit from exercise of stock options (As Restated)	—	(132)	—	—	—	—	(132)
Collection of shareholder notes receivable	—	—	—	3	—	—	3
Stock-based compensation	—	1,301	—	—	—	—	1,301
Treasury stock purchase	(15,908)	—	(50)	—	—	—	(50)
Net income (As Restated)	—	—	—	—	—	341	341
Comprehensive Income (As Restated)	—	—	—	—	—	—	341

Balance, March 31, 2011(As Restated)	22,893,803	$124,132	$(31,708)	$(193)	$—	$(1,776)	$90,455

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2009	2010	2011
			(As Restated)
Operating activities
Net income (loss)	$511	$(3,473)	$341
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,841	2,673	3,270
Stock-based compensation expense	1,577	1,491	1,301
Deferred income tax (benefit) provision	145	(1,112)	(1,184)
Loss (gain) on sale of assets	(31)	546	1,025
Change in bad debt expense	144	458	375
Extinguishment of debt	—	(139)	—
Other	106	48	51
Accounts receivable	5,950	(4,579)	(12,944)
Inventories	(2,793)	(6,409)	(3,098)
Prepaid expenses and other assets	(2,580)	(1,979)	(2,542)
Deferred contract costs	—	—	(8,036)
Deferred revenue	—	—	9,680
Accounts payable	296	(56)	4,722
Accrued expenses	(1,927)	1,813	(1,606)

Net cash provided by (used in) operating activities	3,239	(10,718)	(8,645)
Investing activities
Purchase of property and equipment	(13,140)	(5,649)	(2,611)
Purchase of property and equipment leased to customers under PPAs	—	(2,651)	(2,343)
Purchase of short-term investments	(4,113)	—	(11)
Sale of short-term investments	—	5,522	—
Additions to patents and licenses	(1,121)	(299)	(157)
Proceeds from sales of long term assets	858	—	—
Gain on sale of long term investment	(361)	—	—
Proceeds from disposal of equipment	4	7	1

Net cash used in investing activities	(17,873)	(3,070)	(5,121)
Financing activities
Proceeds from issuance of long-term debt	—	200	3,721
Proceeds from shareholder notes	—	—	3
Deferred financing and offering costs	—	—	(57)
Repurchase of common stock into treasury	(29,340)	(475)	—
Payment of long-term debt	(854)	(805)	(2,077)
Excess benefit for deferred taxes on stock-based compensation	1,103	80	(132)
Proceeds from issuance of common stock	1,576	1,989	504

Net cash provided by (used in) financing activities	(27,515)	989	1,962

Net decrease in cash and cash equivalents	(42,149)	(12,799)	(11,804)
Cash and cash equivalents at beginning of period	78,312	36,163	23,364

Cash and cash equivalents at end of period	$36,163	$23,364	$11,560

Supplemental cash flow information:
Cash paid for interest	$350	$277	$368
Cash paid for income taxes	$134	$32	$34
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for stock note receivable	$—	$—	$196
Shares surrendered into treasury for stock option exercise	$457	$—	$50
Long-term note receivable received on sale of investment	$297	$—	$—

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

As previously disclosed in a Current Report on Form 8-K, on February 1, 2012, the Company’s management, with concurrence from the Audit & Finance Committee of the Company’s Board of Directors, concluded that the financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011 should no longer be relied upon and must be restated to properly record revenue from its sales of solar photovoltaic systems.

In accordance with ASC Topic 605, Revenue Recognition, the Company’s prior method of accounting for solar photovoltaic systems under the multiple deliverable element method resulted in revenue being recognized (i) when the title to the products has been transferred and (ii) when the service installation is complete. On February 1, 2012, the Company concluded that generally accepted accounting principles, or GAAP, required the Company to record its sales of solar photovoltaic systems under the percentage-of-completion method. Accounting for sales of solar photovoltaic systems under the percentage-of-completion method under GAAP requires that the Company recognize revenue over the life of the project. The Company has determined that the appropriate method of measuring progress on these sales is measured by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. The percentage-of-completion method requires revenue recognition from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. The percentage-of-completion method requires periodic evaluations of the progress of the installation of the solar photovoltaic systems using actual costs incurred over total estimated costs to complete a project and will require immediate recognition of any losses that are identified on such contracts. Incurred costs include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The difference between the percentage-of-completion method of revenue recognition and the multiple deliverable elements method of revenue recognition is a question of timing. In addition to the solar PV revenue impact, the restatement includes the impact of changes to reserves for inventory, accounts receivable, insurance and returns and a reclassification of wireless control inventory from a current asset to a long-term asset.

Throughout this Annual Report on Form 10-K/A, all amounts presented from prior periods and prior period comparisons in the financial statements and footnote tables have been revised and labeled “As Restated” and reflect the balances and amounts on a restated basis.

The specific line-item effect of the restatement on the Company’s previously issued consolidated financial statements for the year ended March 31, 2011 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheet as of March 31, 2011
	As Previously Reported	Adjustments	As Restated
ASSETS:

Accounts receivable	$27,618	$(4,217)	$23,401
Inventory, current	29,507	(13,630)	15,877
Deferred contract costs	—	9,589	9,589
Deferred tax assets, current	947	102	1,049
Prepaid expenses and other current assets	2,499	(772)	1,727
Total current assets	73,142	(8,928)	64,214
Long-term inventory	—	13,212	13,212
Deferred tax assets, long-term	2,112	242	2,354
Other long-term assets	2,069	350	2,419
Accounts receivable, long-term	6,030	1,221	7,251
Total assets	114,990	6,097	121,087

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	12,479	4	12,483
Accrued expenses	2,586	(402)	2,184
Deferred revenue, current	—	8,427	8,427
Total current liabilities	16,202	8,029	24,231

Additional paid-in-capital	124,805	(673)	124,132
Retained deficit	(517)	(1,259)	(1,776)
Total liabilities and stockholders’ equity	114,990	6,097	121,087

	Consolidated Statement of Operations
	Fiscal Year ended March 31, 2011
	As Previously Reported	Adjustments	As Restated
Total revenue	$92,458	$(10,421)	$82,037
Total cost of sales	62,750	(8,352)	54,398
Gross Profit	29,708	(2,069)	27,639
Operating expenses	27,504	189	27,693
Operating (loss) income	2,204	(2,258)	(54)
Income tax benefit	(243)	(999)	(1,242)
Net (loss) income	1,600	(1,259)	341

Net income per common share – basic	$0.07	$(0.05)	$0.02

Weighted average common shares outstanding – basic	22,678,411	—	22,678,411

Net income per common share – diluted	$0.07	$(0.06)	$0.01

Weighted average common shares outstanding – diluted	23,198,063	—	23,198,063

	Consolidated Statement of Cash Flows
	Fiscal Year ended March 31, 2011
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,600	$(1,259)	$341
Depreciation and amortization	2,867	403	3,270
Deferred income tax (benefit) provision	(840)	(344)	(1,184)
Loss (gain) on sale of assets	999	26	1,025
Change in bad debt expense	54	321	375
Accounts receivable	(11,681)	(1,263)	(12,944)
Inventories	(3,516)	418	(3,098)
Prepaid expenses and other	(2,748)	206	(2,542)
Deferred contract costs	—	(8,036)	(8,036)
Deferred revenue	—	9,680	9,680
Accounts payable	4,718	4	4,722
Accrued expenses	(1,542)	(64)	(1,606)
Total cash provided by (used in) operating activities	(8,737)	92	(8,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment leased to customers under operating leases	(3,192)	581	(2,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess benefit for deferred taxes on stock-based compensation	541	(673)	(132)

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

The Company’s valuation allowance for deferred tax assets is based upon estimates of future taxable income. It is reasonably possible that this estimate may change in the near term and this change could be material to the financial statements.

Cash and cash equivalents

The Company considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents.

Short-term investments available for sale

The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2010 and 2011 were as follows (in thousands):

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$22,297	$—	$—	$22,297	$22,297	$—
Bank certificates of deposit	1,000	—	—	1,000	—	1,000

Total	$23,297	$—	$—	$23,297	$22,297	$1,000

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short Term Investments
Money market funds	$485	$—	$—	$485	$485	$—
Bank certificates of deposit	1,011	—	—	1,011	—	1,011

Total	$1,496	$—	$—	$1,496	$485	$1,011

As of March 31, 2010 and 2011, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).

The Company’s certificate of deposit is pledged as security for an equipment lease.

Fair value of financial instruments

The Company’s financial instruments consist of cash, short-term investments, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, or in the case of long-term, because of the interest rates currently available to the Company for similar obligations. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Financing receivables

The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreements, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold sales-type leases and lease balances included in accounts receivable are as follows:

Age Analysis as of March 31, 2011 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$1,190	$17	$5	$22	$1,212

Lease balances included in consolidated accounts receivable – long-term	3,696	—	—	—	3,696

Total gross sales-type leases	4,886	17	5	22	4,908

Allowance	—	—	(2)	(2)	(2)

Total net sales-type leases	$4,886	$17	$3	$20	$4,906

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

Inventories

Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems, wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2010 and 2011, the Company had inventory obsolescence reserves of $0.8 million and $1.3 million.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31, 2010	March 31, 2011
		(As Restated)
Raw materials and components	$11,107	$12,005
Work in process	669	459
Finished goods	14,215	3,413

	$25,991	$15,877

Deferred Contract Costs

Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $1.6 million and $9.6 million as of March 31, 2010 and March 31, 2011, respectively.

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

Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. The Company recorded depreciation expense of $1.8 million, $2.6 million and $2.7 million for the years ended March 31, 2009, 2010 and 2011, respectively. Depreciable lives by asset category are as follows:

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

The Company capitalized $1,121,000, $299,000 and $157,000 of costs associated with obtaining patents and licenses in fiscal 2009, 2010 and 2011, respectively. Amortization expense recorded to cost of revenue for fiscal 2009, 2010 and 2011 was $105,000, $113,000 and $127,000, respectively. The costs and accumulated amortization for patents and licenses were $1,905,000 and $315,000 as of March 31, 2010; and $2,062,000 and $442,000 as of March 31, 2011. The average remaining useful life of the patents and licenses as of March 31, 2011 was approximately 12.8 years.

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

Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 11%. As of March 31, 2011, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2012	$—
Fiscal 2013	955
Fiscal 2014	993
Fiscal 2015	936
Fiscal 2016	292

Total gross long-term receivable	3,176
Less: amount representing interest	(735)

Net long-term receivable	$2,441

Long-Term Inventories

The Company records long-term inventory for the non-current portion of its wireless controls inventory. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method.

Other Long-Term Assets

Other long-term assets include long-term security deposits, prepaid licensing costs and deferred financing costs. Other long-term assets include $27,000 and $55,000 of deferred financing costs as of March 31, 2010 and March 31, 2011, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (2 to 15 years). For the years ended March 31, 2009, 2010 and 2011, the amortization was $29,000, $6,000 and $29,000, respectively.

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

Incentive Compensation

The Company’s compensation committee approved an Executive Fiscal Year 2009 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan which became effective as of July 30, 2008. The plan provided for performance and discretionary bonus payments ranging from 28-125% of the fiscal 2009 base salaries of the Company’s named executive officers. The range of fiscal 2009 financial performance-based bonus guidelines under the approved plan began if the Company achieved a minimum of 1.125 times the fiscal 2008 revenue and/or up to 2.00 times the fiscal 2008 operating income, and correspondingly increased on a pro rata basis up to a maximum of 1.67 times those initial measures. Based upon the results for the year ended March 31, 2009, the Company did not accrue any expense related to this plan.

The Company’s compensation committee chose to freeze target bonus programs for fiscal 2010 at their respective fiscal 2009 levels due to the economic environment the Company was operating in. Based upon the results for the year ended March 31, 2010, the Company did not accrue any expense related to this plan.

The Company’s compensation committee approved an Executive Fiscal Year 2011 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan which became effective as of July 21, 2010. The plan provided for performance and discretionary bonus payments ranging from 7-19% of the fiscal 2011 base salaries of the Company’s named executive officers. The range of fiscal 2011 financial performance-based bonus guidelines under the approved plan began if the Company achieved a minimum of 1.2 times the fiscal 2010 revenue and a minimum of $4.0 million operating income. Based upon the results for the year ended March 31, 2011, the Company did not accrue any expense related to this plan.

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

The Company offers a separate program called a Power Purchase Agreement, or PPA, for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgement that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, typically in excess of 10 years.

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

Deferred revenue was comprised of the following (in thousands):

	March 31,	March 31,
	2010	2011
		(As Restated)
Deferred revenue – current liability	$338	$8,427
Deferred revenue – long term liability	186	1,777

Total deferred revenue	$524	$10,204

Shipping and Handling Costs

The Company records costs incurred in connection with shipping and handling of products as cost of product revenue. Amounts billed to customers in connection with these costs are included in product revenue.

Advertising

Advertising costs of $608,000, $482,000 and $384,000 for fiscal 2009, 2010 and 2011, respectively, were charged to operations as incurred.

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

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. Realized tax benefits (expense) from the exercise of stock options were $1,103,000, $80,000 and $(132,000) for the fiscal years 2009, 2010 and 2011, respectively.

Stock Option Plans

The Company’s share-based payments to employees are measured at fair value and are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) are classified as financing cash flows. For the years ended March 31, 2009, 2010 and 2011, $1,103,000, $80,000 and $(132,000) of such excess tax benefits were classified as financing cash flows.

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

	Fiscal Year Ended
	March 31,
	2009	2010	2011
			(As Restated)
Numerator:
Net income (loss) (in thousands)	$511	$(3,473)	$341

Denominator:
Weighted-average common shares outstanding	25,351,839	21,844,150	22,678,411
Weighted-average effect of assumed conversion of stock options and warrants	2,093,451	—	519,652

Weighted-average common shares and common share equivalents outstanding	27,445,290	21,844,150	23,198,063

Net income (loss) per common share:
Basic	$0.02	$(0.16)	$0.02
Diluted	$0.02	$(0.16)	$0.01

The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2009	2010	2011
Common stock options	3,680,945	3,546,249	3,658,768
Common stock warrants	488,504	76,240	38,980

Total	4,169,449	3,622,489	3,697,748

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 19%, 26% and 22% of cost of revenue in fiscal 2009, 2010 and 2011, respectively.

In fiscal 2009, 2010 and 2011, there were no customers who individually accounted for greater than 10% of revenue.

As of March 31, 2010 and 2011, one customer accounted for 16% and 17% of accounts receivable, respectively.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company has assessed that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

During fiscal 2009, 2010 and 2011, the Company recorded revenue of $521,000, $766,000 and $241,000 for products and services sold to various entities affiliated or associated with an entity for which a director of the Company previously served as a member of the board of directors. The Company is not able to identify the respective amount of revenues attributable to specifically identifiable entities within such group of affiliated or associated entities or the extent to which any such individual entities are related to the entity on whose board of directors the Company’s director served. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

During fiscal 2009, 2010 and 2011, the Company purchased goods and services from an entity in the amounts of $47,000, $46,000 and $48,000, respectively, for which a director of the Company serves as a member of the board of directors. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

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

The Credit Agreement provides that the Company has the option to select whether borrowings under the Credit Facility will bear interest at either (i) a daily borrowing LIBOR rate tied to a one-month maturity or (ii) a LIBOR rate tied to a maturity corresponding to an interest period selected by the Company plus, in the case of either (i) or (ii), a per annum rate spread of 2.00%, 2.50% or 3.00%, depending on the ratio of (A) earnings before interest, taxes, depreciation and amortization less income taxes pain in cash less 50% of depreciation expense to (B) the sum of interest expense paid in cash in respect of indebtedness for borrowed money plus scheduled principal payments made with respect to indebtedness for borrowed money, all as determined for the 12-month period ending as of the end of the applicable fiscal quarter.

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

Aggregate Maturities

As of March 31, 2011, aggregate maturities of long-term debt were as follows (in thousands):

Fiscal 2012	$1,137
Fiscal 2013	1,089
Fiscal 2014	1,079
Fiscal 2015	1,272
Fiscal 2016	155
Thereafter	630

$5,362

NOTE F — INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ending (in thousands):

	Fiscal Year Ended March 31,
	2009	2010	2011
			(As Restated)
Current	$782	$109	$(57)
Deferred	145	(1,112)	(1,185)

	$927	$(1,003)	$(1,242)

	2009	2010	2011
			(As Restated)
Federal	$824	$(1,348)	$(1,294)
State	103	345	52

	$927	$(1,003)	$(1,242)

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2009	2010	2011
			(As Restated)
Statutory federal tax rate	34.0%	(34.0)%	(34.0)%
State taxes, net	11.0%	2.6%	1.2%
Stock-based compensation expense	21.2%	5.0%	(68.0)%
Federal tax credit	(2.7)%	(3.5)%	(26.5)%
State tax credit	(1.5)%	(0.4)%	(3.2)%
Change in valuation reserve	1.4%	5.1%	12.4%
Permanent items	—%	0.1%	(19.7)%
Change in tax contingency reserve	0.7%	—%	0.1%
Other, net	0.4%	2.7%	(0.1)%

Effective income tax rate	64.5%	(22.4)%	(137.8)%

The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (in thousands):

	March 31,
	2010	2011
		(As Restated)
Inventory, accruals and reserves	$607	$1,230
Other	533	82
Deferred revenue	104	(263)

Total net current deferred tax assets and liabilities	1,244	1,049

Federal and state operating loss carryforwards	1,199	1,416
Tax credit carryforwards	848	1,211
Non qualified stock options	603	1,540
Deferred revenue	—	318
Fixed assets	(1,410)	(1,753)
Valuation allowance	(266)	(378)

Total net long-term deferred tax assets and liabilities	$974	$2,354

Total net deferred tax assets	$2,218	$3,403

The Company is eligible for tax benefits associated with the excess tax deduction available for exercises of non-qualified stock options over the fair value determined at the grant date. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return. Benefits (expense) of $1.1 million, $0.1 million and $(0.1) million were recorded in fiscal 2009, fiscal 2010 and fiscal 2011, respectively, as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized in the current year.

During the fourth quarter of fiscal 2011, the Company converted almost all of its existing incentive stock options, or ISOs, to non-qualified stock options, or NQSOs. This conversion was applied retrospectively, allowing the Company to benefit $0.6 million of income tax expense related to non-deductible ISO stock compensation expense that was previously deferred for income tax purposes. The conversion increased the effective tax rate for fiscal 2011 to a benefit rate of 137.8% from a pre-conversion income tax benefit rate of 69.8%.

As of March 31, 2011, the Company has federal net operating loss carryforwards of approximately $10.1 million, of which $6.4 million are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $5.5 million, of which $2.8 million are associated with the exercise of non-qualified stock options. The benefit from the net operating losses created from these exercises will be recorded as a reduction in taxes payable and a credit to additional paid-in capital in the period in which the benefits are realized.

As of March 31, 2011, The Company also has federal tax credit carryforwards of approximately $0.8 million and state tax credits of $0.4 million. A valuation allowance has been set up for the state tax credits due to the state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 – 2030.

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

As of March 31, 2011, the Company’s U.S. federal income tax returns for tax years 2009 to 2011 remain subject to examination. The Company has various federal income tax return positions in the process of examination for 2009 to 2010. The Company currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material effect on our business, financial condition, results of operations or liquidity.

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

NOTE G —COMMITMENTS AND CONTINGENCIES

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

$9,336

Purchase Commitments

The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2011, the Company had entered into $11.6 million of purchase commitments related to fiscal 2012 and $2.9 million of purchase commitments related to fiscal 2013 for inventory purchases.

Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. In fiscal 2009, 2010 and 2011, the Company made matching contributions of approximately $15,000, $12,000 and $7,000, respectively.

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

In the fourth quarter of fiscal 2010, the Company reached a preliminary agreement to settle the class action lawsuits and on January 3, 2011, the court issued an order granting preliminary approval of the settlement. After a fairness hearing on April 14, 2011, the court approved the settlement in a final judgment and order. No shareholder appeared at the hearing to object. Accordingly, the case has concluded. Of the final settlement amount of $3.25 million, the Company contributed $0.49 million and its insurer contributed $2.76 million. The Company recorded the settlement charge in the fourth quarter of fiscal 2010.

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

Employee Stock Purchase Plan

In August 2010, the Company’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. The Company had the following shares issued from treasury during fiscal 2011:

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

NOTE I — STOCK OPTIONS AND WARRANTS

The Company grants stock options under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (“the Plans”). Under the terms of the Plans, the Company has reserved 12,000,000 shares for issuance to key employees, consultants and directors. The Company’s board of directors approved an increase to the number of shares available under the 2004 Stock and Incentive Awards Plan of 1,500,000 shares, and such share increase was approved by the Company’s shareholders at the 2010 annual shareholders meeting and such shares are included above. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both incentive stock options and non-qualified stock options, although in July 2008, the Company adopted a policy of thereafter only granting non-qualified stock options. Restricted stock awards have no vesting period and have been issued to certain non-employee directors in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.

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

The following amounts of stock-based compensation were recorded (in thousands):

	Fiscal Year Ended
	2009	2010	2011
Cost of product revenue	$269	$222	$187
General and administrative	676	539	560
Sales and marketing	587	691	523
Research and development	45	39	31

	$1,577	$1,491	$1,301

The number of shares available for grant under the plans were as follows:

Available at March 31, 2008	1,482,058
Granted stock options	(731,879)
Granted shares	(16,627)
Forfeited	337,402

Available at March 31, 2009	1,070,954
Granted stock options	(888,018)
Granted shares	(11,211)
Forfeited	397,965

Available at March 31, 2010	569,690
Amendment to Plan	1,500,000
Granted stock options	(744,077)
Granted shares	(15,475)
Forfeited	267,538

Available at March 31, 2011	1,577,676

The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at March 31, 2008	4,716,022	2.30	$3.03
Granted	731,879	7.58
Exercised	(1,429,554)	1.24
Forfeited	(337,402)	6.26

Outstanding at March 31, 2009	3,680,945	3.40	$4.25
Granted	888,018	3.92
Exercised	(624,749)	1.71
Forfeited	(397,965)	4.89

Outstanding at March 31, 2010	3,546,249	3.66	$2.23
Granted	744,077	3.57
Exercised	(364,020)	1.30
Forfeited	(267,538)	4.33

Outstanding at March 31, 2011	3,658,768	3.83	$2.04	$3,415,917

Exercisable at March 31, 2011	1,826,601			$2,284,748

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2011:

	March 31, 2011
	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Vested	Weighted Average Exercise Price
$0.69	241,510	0.26	$0.69	241,510	$0.69
0.75 – 0.94	10,000	4.01	0.75	10,000	0.75
1.5	25,000	2.71	1.50	25,000	1.50
2.20 – 2.25	883,746	5.47	2.21	583,346	2.21
2.50 – 2.75	107,167	4.89	2.51	107,167	2.51
2.86 – 4.32	1,216,141	8.88	3.45	196,604	3.30
4.48 – 4.76	474,832	5.30	4.54	367,432	4.51
5.34 – 6.05	414,420	7.92	5.42	134,590	5.42
9.00 – 10.04	112,750	6.58	9.46	66,150	9.31
10.14 – 11.61	173,202	6.82	11.01	94,802	10.95

	3,658,768	6.60	$3.83	1,826,601	$3.53

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

Outstanding warrants are comprised of the following:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2008	578,788	$2.31
Issued	—	—
Exercised	(90,284)	2.32
Cancelled	—	—

Outstanding at March 31, 2009	488,504	$2.31
Issued	—	—
Exercised	(399,364)	2.30
Cancelled	(12,900)	2.30

Outstanding at March 31, 2010	76,240	$2.37
Issued	—	—
Exercised	(22,060)	2.50
Cancelled	(15,200)	2.50

Outstanding at March 31, 2011	38,980	$2.25

A summary of outstanding warrants as of March 31, 2011 follows:

Exercise Price	Number of Warrants	Expiration
2.25	38,980	Fiscal 2015

NOTE J — SEGMENT DATA

The Company first introduced the presentation of operating segments for the quarter ended December 31, 2010. As such, descriptions of the Company’s segments and their summary financial information are summarized below.

Energy Management

The Energy Management division develops, manufactures, integrates and sells commercial high intensity fluorescent, or HIF, lighting systems and energy management systems.

Engineered Systems

The Engineered Systems division sells and integrates alternative renewable energy systems, such as solar and wind.

Corporate and Other

Corporate and Other is comprised of selling, general and administrative expenses not directly allocated to the Company’s segments and adjustments to reconcile to consolidated results, which primarily include intercompany eliminations.

	Revenues		Operating (Loss) Profit
	For the year ended March 31,		For the year ended March 31,
	2010	2011	2010	2011
(dollars in thousands)		(As Restated)		(As Restated)
Segments:
Energy Management	$67,663	$77,861	$2,421	$6,460
Engineered Systems	410	4,176	(1,688)	(1,507)
Corporate and Other	—	—	(5,312)	(5,007)

	$68,073	$82,037	$(4,579)	$(54)

	Depreciation		Capital Expenditures
	For the year ended March 31,		For the year ended March 31,
	2010	2011	2010	2011
(dollars in thousands)		(As Restated)		(As Restated)
Segments:
Energy Management	$1,214	$997	$1,325	$699
Engineered Systems	31	175	2,682	2,373
Corporate and Other	1,308	1,539	4,293	1,882

	$2,553	$2,711	$8,300	$4,954

	Total Assets		Deferred Revenue
	For the year ended March 31,		For the year ended March 31,
	2010	2011	2010	2011
(dollars in thousands)		(As Restated)		(As Restated)
Segments:
Energy Management	$58,332	$66,795	$390	$533
Engineered Systems	3,976	20,422	134	9,671
Corporate and Other	42,270	33,870	—	—

	$104,578	$121,087	$524	$10,204

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

In September 2011, the Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (JP Morgan) that provided the Company with $5.0 million immediately available to fund completed customer contracts under the Company’s OTA finance program and an additional $5.0 million upon the Company’s achievement of meeting a trailing 12-month earnings before interest, taxes, depreciation and amortization (EBITDA) target of $8.0 million. The Company has one year from the date of the commitment to borrow under the credit agreement. Borrowings are collateralized by the OTA-related equipment and the expected future monthly payments under the supporting individual OTA customer contracts. The credit agreement bears interest at LIBOR plus 4% and matures in December 2016. The Company incurred $0.1 million of deferred financing costs related to the Credit Agreement which will be amortized over the repayment term of the Credit Agreement. The credit agreement includes certain financial covenants, including funded debt to EBITDA and debt service coverage ratios.

NOTE L — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended March 31, 2010 and March 31, 2011 are as follows:

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2010	2010	2010	2011	Total
			(As Restated)	(As Restated)
	(in thousands, except per share amounts)
Total revenue	$16,977	$15,853	$23,644	$25,563	$82,037
Gross profit	5,753	5,610	7,834	8,442	27,639
Net income (loss)	(536)	540	(182)	519	341
Basic net income per share	(0.02)	0.02	(0.01)	0.02	0.02
Shares used in basic per share calculation	22,523	22,639	22,726	22,827	22,678
Diluted net income per share	(0.02)	0.02	(0.01)	0.02	0.01
Shares used in diluted per share calculation	22,523	22,902	22,726	23,332	23,198

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2009	2009	2009	2010	Total
	(in thousands, except per share amounts)
Total revenue	$13,875	$16,075	$20,827	$17,296	$68,073
Gross profit	3,872	5,321	7,399	6,152	22,744
Net income (loss)	(2,080)	(932)	754	(1,215)	(3,473)
Basic net income per share	(0.10)	(0.04)	0.03	(0.05)	(0.16)
Shares used in basic per share calculation	21,588	21,707	21,792	22,255	21,844
Diluted net income per share	(0.10)	(0.04)	0.03	(0.05)	(0.16)
Shares used in diluted per share calculation	21,588	21,707	22,568	22,255	21,844

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2011, pursuant to Exchange Act Rule 13a-15 and 15d-15. In light of the restatement of our consolidated financial statements as described in Note B to the consolidated financial statements as of and for the fiscal year ended March 31, 2011, our Chief Executive Officer and our Chief Financial Officer have identified a material weakness in internal controls over financial reporting described below and have, therefore, concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the assessment of our internal control over financial reporting as of March 31, 2011, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2011:

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

The material weaknesses described above resulted in a restatement of our annual and interim consolidated financial statements. Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2011.

Plans for Remediation of Material Weaknesses

Our Board, the Audit & Finance Committee and management have added resources and are developing and implementing new processes, procedures and internal controls to remediate the material weaknesses that existed in our internal control over financial reporting as it related to revenue recognition, our financial close process and our disclosure controls and procedures, as of March 31, 2011.

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

Based on this assessment using the COSO criteria, management believes that, as of March 31, 2011, our internal control over financial reporting was not effective as explained in the preceding sections.

BDO USA, LLP, independent registered public accounting firm has audited our consolidated financial statements for the fiscal year ended 2011, but not our internal control over financial reporting as of March 31, 2011, and has disclaimed an opinion on our internal controls. Their report appears in Item 8 under the heading “Reports of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K/A.

Changes in Internal Controls Over Financial Reporting

Except as described above in Plans for Remediation of Material Weakness, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. The Company began to implement the Remediation Plan in March 2012 in conjunction with the restatement described in this Form 10-K/A.

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

Michael J. Potts, 47, became our president and chief operating officer in July 2010. Prior to becoming our president and chief operating officer, Mr. Potts served as our executive vice president since 2003 and has served as a director since 2001. Mr. Potts joined our company as our vice president—technical services in 2001. Prior to joining our company, Mr. Potts founded Energy Executives Inc., a consulting firm that assisted large energy-consuming clients on energy issues. From 1988 through 2001, Mr. Potts was employed by Kohler Co., one of the world’s largest manufacturers of plumbing products. From 1990 through 1999 he held the position of supervising engineer—energy in Kohler’s energy and utilities department. In 2000, Mr. Potts assumed the position of supervisor—energy management group of Kohler’s entire corporate energy portfolio, as well as the position of general manager of its natural gas subsidiary. Mr. Potts is licensed as a professional engineer in Wisconsin. We believe that Mr. Potts’ experiences as our executive vice president and in leadership roles in the energy industry and his public affairs experience and engineering background qualify him for service as a director of our company.

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

Our audit and finance committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and is currently comprised of Messrs. Altschaefl, Quadracci, Schueller and Williamson, with Mr. Altschaefl acting as the chair. Each member of the audit and finance committee is an audit committee financial expert, as defined under rules of the Securities and Exchange Commission (which we refer to as the “SEC”) implementing Section 407 of the Sarbanes-Oxley Act of 2002 (which we refer to as the “Sarbanes-Oxley Act”). The principal responsibilities and functions of our audit and finance committee are to (i) oversee the reliability of our financial reporting, the effectiveness of our internal control over financial reporting, and the independence of our internal and external auditors and audit functions and (ii) oversee the capital structure of our company and assist our board of directors in assuring that appropriate capital is available for operations and strategic initiatives. In carrying out its accounting and financial reporting oversight responsibilities and functions, our audit and finance committee, among other things, oversees and interacts with our independent auditors regarding the auditors’ engagement and/or dismissal, duties, compensation, qualifications and performance; reviews and discusses with our independent auditors the scope of audits and our accounting principles, policies and practices; reviews and discusses our audited annual financial statements with our independent auditors and management; and reviews and approves or ratifies (if appropriate) related party transactions. Our audit and finance committee also is directly responsible for the appointment, compensation, retention and oversight of our independent auditors. Our audit and finance committee met eight times in fiscal 2011. Our audit and finance committee meets the requirements for independence under the current rules of the NYSE MKT and the SEC, as Messrs. Altschaefl, Quadracci, Schueller and Williamson are all independent directors for such purposes.

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

The fiscal 2011 annual base salaries for our NEOs were as follows:

Name and Current Position	Base Salary ($)
Neal R. Verfuerth Chief Executive Officer	$460,000
Michael J. Potts President and Chief Operating Officer(1)	275,000
John H. Scribante President of Orion Engineered Systems	275,000
Daniel J. Waibel President of Orion Asset Management Division	225,000
Scott R. Jensen(2) Chief Financial Officer and Treasurer	200,000

(1)	Mr. Potts became our president and chief operating officer effective as of July 21, 2010.
(2)	Mr. Jensen’s base salary was increased to $225,000 for fiscal 2012 in connection with his resumption of the role of our chief financial officer in June 2011.

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

Although we achieved our fiscal 2011 revenue target by reporting fiscal 2011 revenue of $82.0 million (an increase of approximately 25% over fiscal 2010 revenues), our fiscal 2011 operating loss of almost $54,000 was below the $4 million operating income threshold target. As a result, no bonuses were awarded for fiscal 2011.

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

Our management and our compensation committee allocated the fiscal 2011 bonus program pool among our employees by employment and/or position category. Our NEOs’ targeted bonus payment amounts, if we had achieved a total revenue target of $78.5 million and operating income of at least $4 million (and all business unit and individual performance satisfy their targets), were as follows:

Target Fiscal 2011 Bonus Amount
Name and Current Position
Neal R. Verfuerth Chief Executive Officer	$88,627
Michael J. Potts President and Chief Operating Officer(1)	18,916
John H. Scribante President of Orion Engineered Systems	43,350
Daniel J. Waibel President of Orion Asset Management Division	43,350
Scott R. Jensen Chief Financial Officer and Treasurer	16,814

(1)	Mr. Potts became our president and chief operating officer effective as of July 21, 2010.

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

The individual awards within each category and/or position of employee were allocated proportionately according to base salary within the applicable group. As a result of this apportionment, the fiscal 2011 option awards to our NEOs in May 2010 were as follows:

Fiscal 2011 Option Grant
Name and Current Position	Fair Value ($)/Shares (#)
Neal R. Verfuerth	$77,307/34,207
Chief Executive Officer
Michael J. Potts	$26,261/11,620
President and Chief Operating Officer(1)
John H. Scribante	$37,813/16,731
President of Orion Engineered Systems
Daniel J. Waibel President of Orion Asset Management Division	$37,813/16,731
Scott R. Jensen Chief Financial Officer and Treasurer	$23,343/10,329

(1)	Mr. Potts became our president and chief operating officer effective as of July 21, 2010.

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

Name and Current Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Neal R. Verfuerth	2011	$460,000	$—	$67,467	$—	$68,655	(2)	$596,122
Chief Executive	2010	460,000	—	75,991	—	59,943		595,934
Officer	2009	460,000	—	340,041	—	101,028		901,069

Scott R. Jensen	2011	200,000	—	20,372	—	144	(4)	220,516
Chief Financial	2010	173,750	—	336,464	—	144		510,358
Officer and Treasurer (3)	2009	150,417	—	51,522	—	144		202,083

Michael J. Potts	2011	260,016	—	22,918	—	16,530	(6)	299,465
President and Chief Operating Officer(5)	2010	225,000	—	25,331	—	16,194		266,525

John H. Scribante	2011	254,437	—	32,999	—	7,673	(7)	295,109
President of Orion	2010	225,000	—	482,831	—	—		707,831
Engineered Systems	2009	225,000	—	66,977	—	—		291,977

Daniel J. Waibel	2011	225,000	—	32,999	—	13,392	(8)	271,391
President of Orion Asset	2010	225,000	—	—	—	12,960		237,960
Management Division	2009	225,000	—	37,222	—	13,055		275,277

(1)	Represents the grant date fair value calculated pursuant to ASC Topic 718 for the indicated fiscal year. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K/A in the Notes to Consolidated Financial Statements for our fiscal year ended March 31, 2011.
(2)	Includes (i) an automobile allowance of $12,000; (ii) $27,462 in life insurance premiums; and (iii) personal use of leased corporate aircraft with an aggregate incremental cost of $29,193. The aggregate incremental cost of the aircraft was calculated as follows: the actual per mileage cost for fiscal 2011 multiplied by the personal miles flown during fiscal 2011.
(3)	Mr. Jensen became our chief accounting officer and treasurer effective as of April 1, 2011. Previously, Mr. Jensen had served as our chief financial officer since July 2008.
(4)	401(k) matching contribution.
(5)	Mr. Potts became our president and chief operating officer effective as of July 21, 2010.
(6)	Includes an automobile allowance of $12,000 and $4,530 in life insurance premiums;.
(7)	Includes personal use of leased corporate aircraft of $7,673.
(8)	Includes (i) an automobile allowance of $12,000; (ii) $1,242 in life insurance premiums; and 401(k) matching contribution of $150.

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

Name	Grant Date	Date of Committee Action	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise Price of Option Awards ($/Sh) (3)	Grant Date Fair Value of Option Awards ($)(4)
			Thres- hold ($)	Target ($)	Max ($)	Thres- hold (#)	Target (#)	Max (#)
Neal R. Verfuerth	5/18/10	5/12/10	—	88,627	2,000,000				34,207	3.46	67,467
Scott R. Jensen	5/18/10	5/12/10	—	16,814	2,000,000				10,329	3.46	20,372
Michael J. Potts	5/18/10	5/12/10	—	18,916	2,000,000				11,620	3.46	22,918
John H. Scribante	5/18/10	5/12/10	—	43,350	2,000,000				16,731	3.46	32,999
Daniel J. Waibel	5/18/10	5/12/10	—	18,916	2,000,000				16,731	3.46	32,999

(1)	Amounts in the three columns below represent possible payments for the cash bonus incentive compensation awards that we granted with respect to the performance period of fiscal 2011. No cash bonuses were paid for fiscal 2011. See “Elements of Compensation — Annual Cash Bonus Incentive Compensation” above for a discussion.
(2)	We granted the stock options listed in this column under our 2004 Stock and Incentive Awards Plan in fiscal 2011.
(3)	The exercise price per share is equal to closing market price of a share of our Common Stock on the grant date.
(4)	Represents the grant date fair value of the stock options computed in accordance with ASC Topic 718.

Outstanding Equity Awards at Fiscal 2011 Year End

The following table sets out information on outstanding stock option awards held by our NEOs at the end of our fiscal 2011 on March 31, 2011, including the number of shares underlying both exercisable and unexercisable portions of each stock option, as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Neal R. Verfuerth	—	34,207	(1)	3.46	05/18/2020
	7,055	28,221	(2)	3.78	05/19/2019
	43,564	65,347	(3)	5.35	08/08/2018
	154,546	50,000	(4)	2.20	12/20/2016
	180,958	—		4.49	07/27/2011
Scott R. Jensen	—	10,329	(5)	3.46	05/18/2020
	20,000	80,000	(6)	5.44	02/05/2020
	2,351	9,408	(7)	3.78	05/19/2019
	6,600	9,902	(8)	5.35	08/08/2018
	20,000	5,000	(9)	2.20	03/01/2017
	7,000	—		2.25	08/30/2014
Michael J. Potts	—	11,620	(10)	3.46	05/18/2020
	2,351	9,408	(11)	3.78	05/19/2019
	8,580	12,872	(12)	5.35	08/08/2018
	30,000	15,000	(13)	2.20	12/20/2016
John H. Scribante	—	16,731	(14)	3.46	05/18/2020
	100,000	150,000	(15)	3.01	09/01/2019
	2,351	9,408	(16)	3.78	05/19/2019
	8,580	12,872	(17)	5.35	08/08/2018
	40,000	—		2.50	06/02/2016
	25,000	—		2.25	07/31/2014
Daniel J. Waibel	—	16,731	(18)	3.46	05/18/2020
	10,560	15,843	(19)	5.35	08/08/2018
	80,000	20,000	(20)	2.20	12/20/2016

(1)	This option vested with respect to 20% of the option shares on May 18, 2011, and will vest in 20% increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.
(2)	The option vested with respect to 7,055 shares on May 19, 2011 and will vest with respect to 7,055 shares on May 19 of each of 2012 and 2013 and with respect to 7,056 shares on May 19, 2014, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.

(3)	The option will vest with respect to 21,782 shares on August 8 of each of 2011 and 2012 and with respect to 21,783 shares on August 8, 2013, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.
(4)	The option will vest with respect to 50,000 shares on December 20, 2011, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.
(5)	This option vested with respect to 20% of the option shares on May 18, 2011 and will vest in 20% increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Jensen’s continued employment through the applicable vesting date.
(6)	The option will vest with respect to 20,000 shares on February 5 of each of 2012, 2013, 2014 and 2015, contingent on Mr. Jensen’s continued employment through the applicable vesting date.
(7)	The option vested with respect to 2,352 shares on May 19, 2011 and will vest with respect to 2,352 shares on May 19 of each of 2012, 2013 and 2014, contingent on Mr. Jensen’s continued employment through the applicable vesting date.
(8)	The option will vest with respect to 3,300 shares on August 8, 2011 and will vest with respect to 3,301 shares on August 8 of each of 2012 and 2013, contingent on Mr. Jensen’s continued employment through the applicable vesting date.
(9)	The option will vest with respect to 5,000 shares on March 1, 2012, contingent on Mr. Jensen’s continued employment through the applicable vesting date.
(10)	This option vested with respect to 20% of the option shares on May 18, 2011 and will vest in 20% increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Potts’ continued employment through the applicable vesting date.
(11)	The option vested with respect to 2,352 shares on May 19, 2011 and will vest with respect to 2,352 shares on May 19 of each of 2012, 2013 and 2014, contingent on Mr. Potts’ continued employment through the applicable vesting date.
(12)	The option will vest with respect to 4,290 shares on August 8, 2011 and will vest with respect to 4,291 shares on August 8 of each of 2012 and 2013, contingent on Mr. Potts’ continued employment through the applicable vesting date.
(13)	The option will vest with respect to 15,000 shares on December 20, 2011, contingent on Mr. Potts’ continued employment through the applicable vesting date.
(14)	This option vested with respect to 20% of the option shares on May 18, 2011 and will vest in 20% increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Scribante’s continued employment through the applicable vesting date.
(15)	The option will vest in 50,000 share increments when our Common Stock’s average closing price over five consecutive trading days equals or exceeds $6.00, $7.00 and $8.00 per share, respectively, contingent on Mr. Scribante’s continued employment through the applicable vesting date.
(16)	The option vested with respect to 2,352 shares on May 19, 2011 and will vest with respect to 2,352 shares on May 19 of each of 2012, 2013 and 2014, contingent on Mr. Scribante’s continued employment through the applicable vesting date.
(17)	The option will vest with respect to 4,290 shares on August 8, 2011, and with respect to 4,291 shares on August 8 of each of 2012 and 2013, contingent on Mr. Scribante’s continued employment through the applicable vesting date.
(18)	This option vested with respect to 20% of the option shares on May 18, 2011 and will vest in 20% increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Waibel’s continued employment through the applicable vesting date.
(19)	The option will vest with respect to 5,281 shares on August 8 of each of 2011, 2012 and 2013, contingent on Mr. Waibel’s continued employment through the applicable vesting date.
(20)	The option will vest with respect to 20,000 shares on December 20, 2011, contingent on Mr. Waibel’s continued employment through the applicable vesting date.

Option Exercises for Fiscal 2011

The following table sets forth information regarding the exercise of stock options that occurred during fiscal 2011 on an aggregated basis for each of our NEOs.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Neal R. Verfuerth	20,000	19,200
Scott R. Jensen	1,000	2,500
Michael J. Potts	30,000	1,200
John H. Scribante	—	—
Daniel J. Waibel	—	—

(1)	Represents the difference, if any, between the closing sale price of a share of our Common Stock on the date of exercise of the shares purchased and the aggregate exercise price per share paid by the executive.

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

The severance multiples, employment and renewal terms and restrictive covenants under the employment agreements, prior to any change of control occurring, are as follows:

Executive	Severance	Employment Term	Renewal Term	Noncompete and Confidentiality
Neal R. Verfuerth	2 × Salary + Avg. Bonus	2 Years	2 Years	Yes
Scott R. Jensen	1/2 × Salary + Avg. Bonus	1 Year	1 Year	Yes
Michael J. Potts	1 × Salary + Avg. Bonus	1 Year	1 Year	Yes
John H. Scribante	1/2 × Salary + Avg. Bonus	1 Year	1 Year	Yes

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

Executive	Severance	Post Change of Control Employment Term	Trigger	Excise Tax Gross-Up	Valley
Neal R. Verfuerth	3 × Salary + Avg. Bonus	3 Years	Double	No	Yes

Scott R. Jensen	1 × Salary + Avg. Bonus	1 Year	Double	No	Yes

Michael J. Potts	2 × Salary + Avg. Bonus	2 Years	Double	No	Yes

John H. Scribante	1 × Salary + Avg. Bonus	1 Year	Double	No	Yes

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

•

Met with our chief financial officer to develop a better understanding of our enterprise risk profile and the material risks, including reputational risk and those described under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011, that we face and the relationship of our compensation policies and practices to those identified enterprise-related risks.

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

	Fees Earned	Option
	or Paid in	Awards	All Other
Name	Cash ($) (1)	($)(2)(3)	Compensation ($)	Total ($)
Michael W. Altschaefl	55,000	32,361	—	87,361
James R. Kackley(4)	40,000	32,361	—	72,361
Thomas A. Quadracci	50,000	32,361	—	82,361
Elizabeth Gamsky Rich(5)	30,932	26,430	—	57,362
Thomas N. Schueller(6)	30,000	32,361	—	62,361
Roland G. Stephenson (7)	20,000	32,361	—	52,361
Mark C. Williamson	65,000	32,361	—	97,361

(1)	As permitted under our compensation program for non-employee directors, the following directors elected to receive the following portions of their fiscal 2011 retainer in shares of our Common Stock: Mr. Altschaefl — $41,250, which equated to 12,281 shares; Mr. Stephenson — $10,000, which equated to 3,194 shares.

(2)	Represents the grant date fair value of the awards pursuant to ASC Topic 718. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K/A in the Notes to Consolidated Financial Statements for our fiscal year ended March 31, 2011.
(3)	The option awards outstanding as of March 31, 2011 for each non-employee director were as follows: Mr. Altschaefl held options to purchase 25,203 shares of our Common Stock; Mr. Kackley held options to purchase 90,346 shares of our Common Stock; Mr. Quadracci held options to purchase 55,346 shares of our Common Stock; Ms. Gamsky Rich held options to purchase 19,912 shares of our Common Stock; Mr. Schueller held options to purchase 19,912 shares of our Common Stock; and Mr. Williamson held options to purchase 30,495 shares of our Common Stock. All options vest ratably over a three-year continued board service period.
(4)	As disclosed above, on July 22, 2009, Mr. Kackley became our president and chief operating officer. He retired from those positions effective May 14, 2010 but remains a director of our company and, since August 25, 2010, non-executive chairman of our board.
(5)	Ms. Rich was appointed to our board of directors on June 23, 2010.
(6)	Mr. Schueller was appointed to our board of directors on April 28, 2010.
(7)	Mr. Stephenson resigned from our board of directors on August 25, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of May 31, 2011, by:

•	each person (or group of affiliated persons) known to us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and current executive officers as a group.

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

	Shares Beneficially Owned
	Number	Percentage of
Directors and executive officers		Outstanding
Neal R. Verfuerth(1)	2,207,883	9.5%
Michael J. Potts(2)	467,961	2.0%
John Scribante(3)	220,447	*
Daniel J. Waibel(4)	768,309	3.4%
Scott R. Jensen(5)	72,371	*
James R. Kackley(6)	316,521	1.4%
Michael W. Altschaefl(7)	34,102	*
Tryg C. Jacobson	—	*
Thomas A. Quadracci(8)	125,121	*
Elizabeth G. Rich	3,591	*
Thomas N. Schueller(9)	12,138	*
Mark C. Williamson(10)	23,694	*
All current directors and executive officers as a group (16 individuals)(11)	4,271,523	18.0%

Principal shareholders
GE Capital Equity Investments, Inc.(12)	1,570,990	6.9%

*	Indicates less than 1%.
(1)	Consists of (i) 1,807,861 shares of Common Stock; and (ii) 400,022 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not reflect (i) 200,042 shares of Common Stock subject to options held by Mr. Verfuerth that will not become exercisable within 60 days of May 31, 2011.
(2)	Consists of (i) 422,352 shares of Common Stock; and (ii) 45,609 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 65,843 shares of Common Stock subject to options held by Mr. Potts that will not become exercisable within 60 days of May 31, 2011.
(3)	Consists of (i) 23,815 shares of Common Stock owned by Garden Villa on 3rd LLP; (ii) 15,000 shares of Common Stock held in the TMS Trust; and (iii) 181,632 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 204,931 shares of Common Stock subject to options held by Mr. Scribante that will not become exercisable within 60 days of May 31, 2011.
(4)	Consists of (i) 674,400 shares of Common Stock; and (ii) 93,909 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 67,185 shares of Common Stock subject to options held by Mr. Waibel that will not become exercisable within 60 days of May 31, 2011.
(5)	Consists of (i) 12,000 shares of Common Stock; and (ii) 60,371 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 125,943 shares of Common Stock subject to options held by Mr. Jensen that will not become exercisable within 60 days of May 31, 2011.
(6)	Consists of (i) 197,976 shares of Common Stock; (ii) 73,545 shares of Common Stock issuable upon the exercise of vested and exercisable options; and (iii) 45,000 shares of Common Stock beneficially owned by Mr. Kackley’s grandchildren. The number does not include 38,846 shares of Common Stock subject to options held by Mr. Kackley that will not become exercisable within 60 days of May 31, 2011.
(7)	Consists of (i) 25,700 shares of Common Stock; and (ii) 8,402 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 38,846 shares of Common Stock subject to options held by Mr. Altschaefl that will not become exercisable within 60 days of May 31, 2011.
(8)	Consists of (i) 82,976 shares of Common Stock; (ii) 3,600 shares of Common Stock held by Mr. Quadracci’s wife; and (iii) 38,545 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 38,846 shares of Common Stock subject to options held by Mr. Quadracci that will not become exercisable within 60 days of May 31, 2011.

(9)	Consists of (i) 5,500 shares of Common Stock held in an IRA; and (ii) 6,638 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 35,319 shares of Common Stock subject to options held by Mr. Schueller that will not become exercisable within 60 days of May 31, 2011.
(10)	Consists of (i) 10,000 shares of Common Stock and (ii) 13,694 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 38,846 shares of Common Stock subject to options held by Mr. Williamson that will not become exercisable within 60 days of May 31, 2011.
(11)	Includes 934,020 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 1,116,675 shares of Common Stock subject to options that will not become exercisable within 60 days of May 31, 2011.
(12)	The address of GE Capital Equity Investments, Inc., which we refer to as “GECEI,” is 201 Merritt 7, Norwalk, Connecticut 06851. Other than share ownership percentage information, the information set forth is as of December 31, 2010, as reported by GECEI in its Schedule 13G filed with us and the SEC.

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

Each of our executive officers, directors or nominees for director is required to disclose to our audit and finance committee certain information relating to related person transactions for review, approval or ratification by our audit and finance committee. In making a determination about approval or ratification of a related person transaction, our audit and finance committee will consider the information provided regarding the related person transaction and whether consummation of the transaction is believed by the committee to be in our best interests. Our audit and finance committee may take into account the effect of a director’s related person transaction on the director’s status as an independent member of our board of directors and eligibility to serve on committees of our board under SEC rules and the listing standards of the NYSE MKT. Any related person transaction must be disclosed to our full board of directors.

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

Director Independence

Our board has determined that each of Ms. Rich and Messrs. Altschaefl, Jacobson, Quadracci, Schueller and Williamson is independent under listing standards of the NYSE MKT LLC (which we refer to as the “NYSE MKT”). Our board generally uses the director independence standards set forth by the NYSE MKT as its subjective independence criteria for directors, and then makes an affirmative determination as to each director’s independence by taking into account other, objective criteria as applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA, LLP (which we refer to as “BDO”) serves as our independent registered public accounting firm. Grant Thornton LLP (which we refer to as “GT”) served as our independent registered public accounting firm prior to the appointment of BDO.

The following table presents fees billed for professional services rendered for the audit of our annual financial statements for fiscal 2011 and fiscal 2010 and fees billed for other services rendered during fiscal 2011 and fiscal 2010:

	Fiscal 2011	Fiscal 2010
Audit fees(1)	$187,530	$292,844
Audit-related fees(2)	14,150	14,648
Tax fees(3)	57,817	72,431
All other(4)	345,373	—

Total fees	$604,870	$379,923

(1)	Represents the aggregate fees billed for the integrated audit of our fiscal 2011 and 2010 financial statements, respectively, review of quarterly financial statements and attendance at audit committee meetings and shareholder meetings.
(2)	Represents the aggregate fees billed for audit of our benefit plans by prior audit firm.
(3)	Represents the aggregate fees billed for tax compliance by prior audit firm.
(4)	Represents the aggregate fees billed related to our fiscal 2011 for audit and consent fees by prior audit firm.

The audit and finance committee has considered whether the provision of these services not related to the audit of the financial statements acknowledged above was compatible with maintaining the independence of our independent registered public accounting firm and is of the opinion that the provision of these services were compatible with maintaining our independent registered public accounting firm’s independence.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our financial statements are set forth in Item 8 of this Form 10-K/A.

(b)	Financial Statement Schedule

	SCHEDULE II
	VALUATION and QUALIFYING ACCOUNTS
	Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,	(in Thousands)
2009 Allowance for Doubtful Accounts	$79	$178	$35	$222
2010 Allowance for Doubtful Accounts	222	388	228	382
2011 Allowance for Doubtful Accounts (As Restated)	382	507	132	757

2009 Inventory Obsolescence Reserve	$530	$149	$11	$668
2010 Inventory Obsolescence Reserve	668	105	17	756
2011 Inventory Obsolescence Reserve (As Restated)	756	584	2	1,338

EXHIBIT INDEX

Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.5 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.

4.1	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc., filed as Exhibit 4.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.

4.2	Form of Warrant to purchase Common Stock of Orion Energy Systems, Inc., filed as Exhibit 4.4 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.

4.3	Rights Agreement, dated as of January 7, 2009, between Orion Energy Systems, Inc. and Wells Fargo Bank, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights, filed as Exhibit 4.1 to the Registrant’s Form 8-A filed January 8, 2009 (File No. 001-33887), is hereby incorporated by reference.

10.1	Credit Agreement, dated June 30, 2010, by and among Orion Energy Systems, Inc., Orion Asset Management LLC, Clean Energy Solutions, LLC and JP Morgan Chase Bank, N.A., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 2, 2010 (File No. 001-33887), is hereby incorporated by reference.

10.2	Orion Energy Systems, Inc. 2003 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*

10.3	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2003 Stock Option Plan, filed as Exhibit 10.7 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*

10.4	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*

10.5	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*

10.6	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.11 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*

10.7	Form of Accelerated Vesting Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan.*#

10.8	Summary of Non-Employee Director Compensation.* #

10.9	Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference.*

10.10	Executive Employment and Severance Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference.*

10.11	Executive Employment and Severance Agreement, dated April 14, 2008, by and between Orion Energy Systems, Inc. and Neal R. Verfuerth, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 18, 2008 (File No. 001-33887), is hereby incorporated by reference.*

10.12	Executive Employment and Severance Agreement, dated August 12, 2008, by and between Orion Energy Systems, Inc. and Scott R. Jensen, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 001-33887), is hereby incorporated by reference.*

10.13	Letter Agreement, dated as of August 27, 2009, between the Company and John H. Scribante, filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 2, 2009, is hereby incorporated by reference.*

10.14	Executive Employment and Severance Agreement, dated September 8, 2009, by and between Stuart L. Ralsky and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, is hereby incorporated by reference.*

21.1	Subsidiaries of Orion Energy Systems, Inc. #

23.1	Consent of Independent Registered Public Accounting Firm. +

23.2	Consent of Independent Registered Public Accounting Firm. +

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K/A pursuant to Item 15(a)(3) of Form 10-K/A.
+	Filed herewith
#	Filed with Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2012.

ORION ENERGY SYSTEMS, INC.

By:	/S/ NEAL R. VERFUERTH
Neal R. Verfuerth
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 14, 2012.

Signature	Title
/s/ Neal R. Verfuerth Neal R. Verfuerth	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Scott R. Jensen Scott R. Jensen	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ James R. Kackley James R. Kackley	Chairman of the Board

/s/ Michael W. Altschaefl Michael W. Altschaefl	Director

/s/ Michael J. Potts Michael J. Potts	Director

/s/ Elizabeth Gamsky Rich Elizabeth Gamsky Rich	Director

/s/ Thomas N. Schueller Thomas N. Schueller	Director

/s/ Mark C. Williamson Mark C. Williamson	Director

/s/ Tryg C. Jacobson Tryg C. Jacobson	Director