Form 10-Q/A
period 2011-06-30
ORION ENERGY SYSTEMS, INC.
filed 2012-06-14
CIK 1409375

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As previously disclosed, in this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2011 to record our transactions from sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements.

Under our prior method of accounting for sales of our PV systems, we recognized revenue in two stages (i) when the title to the products had been transferred and (ii) when the service installation was complete. On February 1, 2012, we, together with our independent public accounting firm, concluded that generally accepted accounting principles, or GAAP, required that revenue from the sales of solar PV systems be recognized under the percentage-of-completion method. The percentage-of-completion method requires revenue from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. The difference between the percentage-of-completion method and the multiple deliverable elements method is a matter of timing, with no impact on overall earnings or cash flow from the individual contracts.

This Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011, initially filed with the SEC on August 9, 2011 (“Original Filing”), is being filed to reflect the financial statement restatement from sales of our solar PV systems. Generally, for the quarterly period ended June 30, 2011, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•	A decrease in our revenue of $4.3 million (20%), an increase in our net loss of $0.6 million (300%) and an increase in our loss per share of $0.02 (200%); and

•

An increase in current assets of $6.3 million (8%), an increase in total assets of $7.7 million (6%), an increase in current liabilities of $10.7 million (48%), an increase in total liabilities of $10.7 million (35%) and a decrease in shareholders’ equity of $3.0 million (3%).

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

Orion Energy Systems, Inc.

Quarterly Report On Form 10-Q/A

For The Quarter Ended June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011	June 30, 2011
		(As Restated)
Assets
Cash and cash equivalents	$11,560	$12,557
Short-term investments	1,011	1,012
Accounts receivable, net of allowances of $757 and $812	23,401	24,781
Inventories, net	15,877	18,435
Deferred contract costs	9,589	12,895
Deferred tax assets	1,049	1,575
Prepaid expenses and other current assets	1,727	1,471

Total current assets	64,214	72,726
Property and equipment, net	30,017	30,126
Patents and licenses, net	1,620	1,631
Long-term accounts receivable	7,251	8,673
Long-term inventory	13,212	13,212
Deferred tax assets	2,354	2,157
Other long-term assets	2,419	2,325

Total assets	$121,087	$130,850

Liabilities and Shareholders’ Equity
Accounts payable	$12,483	$16,553
Accrued expenses and other	2,184	2,305
Deferred revenue, current	8,427	12,191
Current maturities of long-term debt	1,137	1,855

Total current liabilities	24,231	32,904
Long-term debt, less current maturities	4,225	6,076
Deferred revenue, long-term	1,777	1,665
Other long-term liabilities	399	400

Total liabilities	30,632	41,045

Commitments and contingencies (See Note G)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2011 and June 30, 2011; no shares issued and outstanding at March 31, 2011 and June 30, 2011	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2011 and June 30, 2011; shares issued: 30,312,758 and 30,393,053 at March 31, 2011 and June 30, 2011; shares outstanding: 22,893,803 and 22,983,886 at March 31, 2011 and June 30, 2011	—	—
Additional paid-in capital	124,132	124,270
Treasury stock: 7,431,897 and 7,409,167 common shares at March 31, 2011 and June 30, 2011	(31,708)	(31,671)
Shareholder notes receivable	(193)	(226)
Retained deficit	(1,776)	(2,568)

Total shareholders’ equity	90,455	89,805

Total liabilities and shareholders’ equity	$121,087	$130,850

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2010	2011
		(As Restated)
Product revenue	$15,758	$17,361
Service revenue	1,219	860

Total revenue	16,977	18,221
Cost of product revenue	10,307	11,592
Cost of service revenue	917	622

Total cost of revenue	11,224	12,214

Gross profit	5,753	6,007
Operating expenses:
General and administrative	2,945	3,075
Sales and marketing	3,590	3,775
Research and development	610	622

Total operating expenses	7,145	7,472

Loss from operations	(1,392)	(1,465)
Other income (expense):
Interest expense	(70)	(87)
Dividend and interest income	93	154

Total other income	23	67

Loss before income tax	(1,369)	(1,398)
Income tax benefit	(833)	(606)

Net loss	$(536)	$(792)

Basic net loss per share attributable to common shareholders	$(0.02)	$(0.03)
Weighted-average common shares outstanding	22,523,107	22,921,436
Diluted net loss per share attributable to common shareholders	$(0.02)	$(0.03)
Weighted-average common shares and share equivalents outstanding	22,523,107	22,921,436

The accompanying notes are an integral part of these consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2010	2011
		(As Restated)
Operating activities
Net loss	$(536)	$(792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	762	927
Stock-based compensation expense	248	352
Deferred income tax benefit	(776)	(328)
Change in bad debt expense	(47)	55
Other	19	13
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	3,143	(2,857)
Inventories	(4,036)	(2,558)
Prepaid expenses and other current assets	(3,215)	347
Deferred contract costs	—	(3,306)
Deferred revenue	—	3,652
Accounts payable	(1,309)	4,070
Accrued expenses	(533)	121

Net cash used in operating activities	(6,280)	(304)
Investing activities
Purchase of property and equipment	(582)	(983)
Purchase of property and equipment held under operating leases	(4)	(3)
Purchase of short-term investments	(7)	(1)
Proceeds from asset sales	—	1
Additions to patents and licenses	(35)	(45)
Long term investments	(206)	—

Net cash used in investing activities	(834)	(1,031)
Financing activities
Payment of long-term debt	(133)	(262)
Proceeds from debt	—	2,831
Proceeds from repayment of shareholders notes	—	2
Excess tax benefits from stock-based compensation	—	(324)
Deferred financing costs	(57)	(13)
Proceeds from issuance of common stock	136	98

Net cash provided by (used in) financing activities	(54)	2,332

Net (decrease) increase in cash and cash equivalents	(7,168)	997
Cash and cash equivalents at beginning of period	23,364	11,560

Cash and cash equivalents at end of period	$16,196	$12,557

Supplemental cash flow information:
Cash paid for interest	$63	$72
Cash paid for income taxes	$28	$38
Supplemental disclosure of non-cash investing and financing activities:
Shares surrendered into treasury from stock option exercise	$51	$—
Shares issued from treasury for stock note receivable	$—	$35

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

As previously disclosed in a Current Report on Form 8-K, on February 1, 2012, the Company’s management, with concurrence from the Audit & Finance Committee of the Company’s Board of Directors, concluded that the financial statements contained in Form 10-Q for the quarterly period ended June 30, 2011 should no longer be relied upon and must be restated to properly record revenue from its sales of solar photovoltaic systems.

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

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2011 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of June 30, 2011
	As Previously Reported	Adjustments	As Restated
Assets:
Accounts receivable	$29,920	$(5,139)	$24,781
Inventory	32,174	(13,739)	18,435
Deferred contract costs	—	12,895	12,895
Deferred tax asset, current	1,179	396	1,575
Prepaid expenses and other current assets	2,206	(735)	1,471
Total current assets	79,048	(6,322)	72,726
Long-term accounts receivable	7,985	688	8,673
Long-term inventory	—	13,212	13,212
Deferred tax asset, long-term	2,305	(148)	2,157
Other long-term assets	2,033	292	2,325
Total assets	123,128	7,722	130,850
Accrued expenses	2,544	(239)	2,305
Deferred revenue, current	1,242	10,949	12,191
Total current liabilities	22,194	10,710	32,904
Shareholders’ equity:
Additional paid-in-capital	125,426	(1,156)	124,270
Retained deficit	(736)	(1,832)	(2,568)
Total shareholders’ equity	92,793	(2,988)	89,805
Total liabilities and shareholders’ equity	123,128	7,722	130,850

	Consolidated Statements of Operations
	Three months ended June 30, 2011
	As Previously Reported	Adjustments	As Restated
Product revenue	$21,679	$(4,318)	$17,361
Service revenue	1,095	(235)	860
Cost of product revenue	15,004	(3,412)	11,592
Cost of service revenue	734	(112)	622
General and administrative	3,076	(1)	3,075
Selling and marketing	3,768	7	3,775
Loss from operations	(430)	(1,035)	(1,465)
Income tax expense (benefit)	(144)	(462)	(606)
Net loss	(219)	(573)	(792)
Net income (loss) per share attributable to common shareholders – basic and diluted	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding – basic and diluted	22,921,436	—	22,921,436

	Consolidated Statements of Cash Flows
	Three Months Ended June 30, 2011
	As Previously Reported	Adjustments	As Restated
Net loss	$(219)	$(573)	$(792)
Deferred income tax benefit	(424)	96	(328)
Accounts receivable	(4,312)	1,455	(2,857)
Inventories	(2,667)	109	(2,558)
Prepaid expenses and other assets and liabilities	316	31	347
Deferred contract costs	—	(3,306)	(3,306)
Deferred revenue	868	2,784	3,652
Accounts payable	4,074	(4)	4,070
Accrued expenses	220	(99)	121
Net cash used in operating activities	(797)	493	(304)
Excess tax benefits from stock-based compensation	159	(483)	(324)
Deferred financing costs	(3)	(10)	(13)
Net cash provided by financing activities	2,825	(493)	2,332

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011, which we filed with the SEC on June 14, 2012.

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

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is also approximately equal to its fair value. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Financing receivables

The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold OTA sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of June 30, 2011 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable – current	$1,811	$86	$7	$93	$1,904
Lease balances included in consolidated accounts receivable – long-term	5,534	—	—	—	5,534

Total gross sales-type leases	7,345	86	7	93	7,438
Allowance	—	—	(2)	(2)	(2)

Total net sales-type leases	$7,345	$86	$5	$91	$7,436

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

Inventories

Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2011 and June 30, 2011, the Company had inventory obsolescence reserves of $1.3 million and $1.3 million.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31, 2011	June 30, 2011
		(As Restated)
Raw materials and components	$12,005	$12,343
Work in process	459	972
Finished goods	3,413	5,120

	$15,877	$18,435

Deferred Contract Costs

Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $9.6 million and $12.9 million as of March 31, 2011 and June 30, 2011, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors and advance commission payments.

Property and Equipment

Property and equipment were comprised of the following (in thousands):

	March 31, 2011	June 30, 2011
Land and land improvements	$1,474	$1,474
Buildings	15,104	15,161
Furniture, fixtures and office equipment	8,323	10,081
Leasehold improvements	9	44
Equipment leased to customers under Power Purchase Agreements	4,994	4,997
Plant equipment	8,067	8,217
Construction in progress	2,272	1,251

	40,243	41,225
Less: accumulated depreciation and amortization	(10,226)	(11,099)

Net property and equipment	$30,017	$30,126

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

Deferred revenue was comprised of the following (in thousands):

	March 31, 2011	June 30, 2011
		(As Restated)
Deferred revenue – current liability	$8,427	$12,191
Deferred revenue – long term liability	1,777	1,665

Total deferred revenue	$10,204	$13,856

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

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three months ended June 30, 2010 and 2011, there were $0 and $0.3 million realized tax benefits from the exercise of stock options.

Stock Option Plans

The fair value of each option grant, excluding performance stock options, for the three months ended June 30, 2010 and June 30, 2011 was determined using the assumptions in the following table:

	Three Months Ended June 30,
	2010	2011
Weighted average expected term	5.7 years	5.4 years
Risk-free interest rate	2.25%	1.89%
Expected volatility	60.0%	70.0%
Expected forfeiture rate	10.0%	11.4%
Expected dividend yield	0%	0%

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

	Three Months Ended June 30,
	2010	2011
		(As Restated)
Numerator:
Net loss (in thousands)	$(536)	$(792)
Denominator:
Weighted-average common shares outstanding	22,523,107	22,921,436
Weighted-average effect of assumed conversion of stock options and warrants	—	—

Weighted-average common shares and common share equivalents outstanding	22,523,107	22,921,436

Net income (loss) per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

The following table indicates the number of potentially dilutive securities as of the end of each period:

	June 30,
	2010	2011
Common stock options	3,769,282	4,266,586
Common stock warrants	76,240	38,980
Total	3,845,522	4,305,566

Concentration of Credit Risk and Other Risks and Uncertainties

The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 27% and 15% of total cost of revenue for the three months ended June 30, 2010 and June 30, 2011, respectively.

The Company currently purchases a majority of its solar panels from one supplier for its sales of solar generating systems through its Orion Engineered Systems Division. The Company does have alternative vendor sources for its sale of PV solar generating systems. Purchases from this supplier accounted for 12% and 43% of total cost or revenue for the three months ended June 30, 2010 and June 30, 2011, respectively.

For the three months ended June 30, 2010 and June 30, 2011, no customer accounted for more than 10% of revenue.

As of March 31, 2011, and June 30, 2011, one customer accounted for 17% of accounts receivable.

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

NOTE E — LONG-TERM DEBT

Long-term debt as of March 31, 2011 and June 30, 2011 consisted of the following (in thousands):

	March 31, 2011	June 30, 2011
Term note	$782	$721
Customer equipment finance notes payable	1,793	4,518
First mortgage note payable	853	834
Debenture payable	807	797
Other long-term debt	1,127	1,061

Total long-term debt	5,362	7,931
Less current maturities	(1,137)	(1,855)

Long-term debt, less current maturities	$4,225	$6,076

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

NOTE F — INCOME TAXES

The income tax provision for the three months ended June 30, 2011 was determined by applying an estimated annual effective tax rate of 43.3% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Three Months Ended June 30,
	2010	2011
		(As Restated)
Statutory federal tax rate	(34.0)%	(34.0)%
State taxes, net	(6.1)%	(9.2)%
Stock-based compensation expense	(15.4)%	0.0%
Federal tax credit	5.8%	11.6%
State tax credit	0.0%	5.9%
Permanent items	(3.7)%	(10.0)%
Change in valuation reserve	(7.5)%	(5.9)%
Change in tax contingency reserve	0.0%	(0.8)%
Other, net	0.1%	(0.9)%

Effective income tax rate	(60.8)%	(43.3)%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $0.5 million were recorded in fiscal 2011 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0.3 million were recorded for the period ended June 30, 2011.

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

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011
Unrecognized tax benefits as of beginning of period	$398	$399
Decreases relating to settlements with tax authorities	—	—
Additions based on tax positions related to the current period positions	1	1

Unrecognized tax benefits as of end of period	$399	$400

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

	Revenues		Operating (Loss) Profit
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(dollars in thousands)	2010	2011	2010	2011
		(As Restated)		(As Restated)
Segments:
Energy Management	$16,585	$17,014	$430	$657
Engineered Systems	392	1,207	(551)	(795)
Corporate and Other	—	—	(1,271)	(1,327)

	$16,977	$18,221	$(1,392)	$(1,465)

	Total Assets		Deferred Revenue
(dollars in thousands)	March 31, 2011	June 30, 2011	March 31, 2011	June 30, 2011
		(As Restated)		(As Restated)
Segments:
Energy Management	$66,795	$67,323	$533	$507
Engineered Systems	20,422	27,705	9,671	13,349
Corporate and Other	33,870	35,822	—	—

	$121,087	$130,850	$10,204	$13,856

The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes, included elsewhere in this Quarterly Report on Form 10-Q/A. It should also be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended March 31, 2011. The information below has been adjusted to reflect the impact of the restatements of our financial results which are more fully described in Note B — Restatement to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q/A and under the paragraph “Restatement of Prior Period Financial Statements” below and does not reflect any subsequent information or events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q/A about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2011 Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 2011 and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Restatement of Prior Period Financial Statements

As discussed in the explanatory note to this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2011 to account for sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements. Under our prior method of accounting for sales of our PV systems, we recognized revenue in two stages (i) when the title to the products had been transferred and (ii) when the service installation was complete.

We are filing this Form 10-Q/A for the quarter ended June 30, 2011, initially filed on August 9, 2011 (“Original Filing”), to restate our unaudited condensed consolidated financial statements related to the accounting change for our solar PV contracts.

Background of the Restatement

As discussed above, the financial statements contained in the Form 10-Q/A for the quarterly period ended June 30, 2011 should no longer be relied upon and must be restated to account for sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements.

Under our prior method of accounting for sales of our PV systems, we recognized revenue in two stages (i) when the title to the products had been transferred and (ii) when the service installation was complete. On February 1, 2012, we, together with our independent public accounting firm, concluded that generally accepted accounting principles, or GAAP, required that revenue from the sales of solar PV systems be recognized under the percentage-of-completion method. The percentage-of-completion method requires revenue from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. The difference between the percentage-of-completion method and the multiple deliverable elements method is a matter of timing, with no impact on overall earnings or cash flow from the individual contracts.

Generally, for the quarterly period ended June 30, 2011, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•	A decrease in our revenue of $4.3 million (20%), an increase in our net loss of $0.6 million (300%) and an increase in our loss per share of $0.02 (200%); and

•

An increase in current assets of $6.3 million (8%), an increase in total assets of $7.7 million (6%), an increase in current liabilities of $10.7 million (48%), an increase in total liabilities of $10.7 million (35%) and a decrease in shareholders’ equity of $3.0 million (3%).

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2011 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of June 30, 2011
	As Previously Reported	Adjustments	As Restated
Assets:
Accounts receivable	$29,920	$(5,139)	$24,781
Inventory	32,174	(13,739)	18,435
Deferred contract costs	—	12,895	12,895
Deferred tax asset, current	1,179	396	1,575
Prepaid expenses and other current assets	2,206	(735)	1,471
Total current assets	79,048	(6,322)	72,726
Long-term accounts receivable	7,985	688	8,673
Long-term inventory	—	13,212	13,212
Deferred tax asset, long-term	2,305	(148)	2,157
Other long-term assets	2,033	292	2,325
Total assets	123,128	7,722	130,850
Accrued expenses	2,544	(239)	2,305
Deferred revenue, current	1,242	10,949	12,191
Total current liabilities	22,194	10,710	32,904
Shareholders’ equity:
Additional paid-in-capital	125,426	(1,156)	124,270
Retained deficit	(736)	(1,832)	(2,568)
Total shareholders’ equity	92,793	(2,988)	89,805
Total liabilities and shareholders’ equity	123,128	7,722	130,850

	Consolidated Statements of Operations
	Three months ended June 30, 2011
	As Previously Reported	Adjustments	As Restated
Product revenue	$21,679	$(4,318)	$17,361
Service revenue	1,095	(235)	860
Cost of product revenue	15,004	(3,412)	11,592
Cost of service revenue	734	(112)	622
General and administrative	3,076	(1)	3,075
Selling and marketing	3,768	7	3,775
Loss from operations	(430)	(1,035)	(1,465)
Income tax expense (benefit)	(144)	(462)	(606)
Net loss	(219)	(573)	(792)
Net income (loss) per share attributable to common shareholders – basic and diluted	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding – basic and diluted	22,921,436	—	22,921,436

	Consolidated Statements of Cash Flows
	Three Months Ended June 30, 2011
	As Previously Reported	Adjustments	As Restated
Net loss	$(219)	$(573)	$(792)
Deferred income tax benefit	(424)	96	(328)
Accounts receivable	(4,312)	1,455	(2,857)
Inventories	(2,667)	109	(2,558)
Prepaid expenses and other assets and liabilities	316	31	347
Deferred contract costs	—	(3,306)	(3,306)
Deferred revenue	868	2,784	3,652
Accounts payable	4,074	(4)	4,070
Accrued expenses	220	(99)	121
Net cash used in operating activities	(797)	493	(304)
Excess tax benefits from stock-based compensation	159	(483)	(324)
Deferred financing costs	(3)	(10)	(13)
Net cash provided by financing activities	2,825	(493)	2,332

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

Revenue and Expense Components

Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 54% of our total revenue in fiscal 2011, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems division. During the fiscal 2012 first quarter, wholesale revenues accounted for approximately 64% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 53% for the fiscal 2011 first quarter.

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

Other than for OTA, PPA and solar photovoltaic systems sales, we recognize revenue on product only sales at the time of shipment. For projects consisting of multiple elements of revenue, such as a combination of product sales and services, we recognize revenue by allocating the total contract revenue to each element based on their relative selling prices. We determine the selling price of products based upon the price charged when these products are sold separately. For services, we determine the selling price based upon management’s best estimate giving consideration to pricing practices, margin objectives, competition, scope and size of individual projects, geographies in which we offer our products and services, and internal costs. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their relative selling price, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 27% and 36% of our total revenue for the first quarter of fiscal 2011 and fiscal 2012, respectively. No customer accounted for more than 10% of our total revenue in the fiscal 2012 first quarter. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

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

Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of June 30, 2011, we had a backlog of firm purchase orders of approximately $25.5 million, which included $18.1 million of solar PV orders. As of March 31, 2011, we had a backlog of firm purchase orders of approximately $21.2 million, which included $17.0 million of solar PV orders. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months. Principally as a result of the increased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 15% of our total cost of revenue for the fiscal 2012 first quarter and were 27% of our total cost of revenue for the fiscal 2011 first quarter. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process.

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

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2010		2011
			(As Restated)
	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$15,758	92.8%	$17,361	95.3%	10.2%
Service revenue	1,219	7.2%	860	4.7%	(29.5)%

Total revenue	16,977	100.0%	18,221	100.0%	7.3%
Cost of product revenue	10,307	60.7%	11,592	63.6%	12.5%
Cost of service revenue	917	5.4%	622	3.4%	(32.2)%

Total cost of revenue	11,224	66.1%	12,214	67.0%	8.8%

Gross profit	5,753	33.9%	6,007	33.0%	4.4%
General and administrative expenses	2,945	17.3%	3,075	16.9%	4.4%
Sales and marketing expenses	3,590	21.2%	3,775	20.7%	5.2%
Research and development expenses	610	3.6%	622	3.4%	2.0%

Loss from operations	(1,392)	(8.2)%	(1,465)	(8.0)%	(5.2)%
Interest expense	(70)	(0.4)%	(87)	(0.5)%	(24.3)%
Interest income	93	0.5%	154	0.8%	65.6%

Loss before income tax	(1,369)	(8.1)%	(1,398)	(7.7)%	(2.1)%
Income tax benefit	(833)	(4.9)%	(606)	(3.4)%	27.3%

Net loss	$(536)	(3.2)%	$(792)	(4.3)%	(47.8)%

Revenue. Product revenue increased from $15.8 million for the fiscal 2011 first quarter to $17.4 million for the fiscal 2012 first quarter, an increase of $1.6 million, or 10.2%. The increase in product revenue was a result of increased sales of our high intensity fluorescent, or HIF, lighting systems and renewable energy systems. Service revenue decreased from $1.2 million for the fiscal 2011 first quarter to $0.9 million for the fiscal 2012 first quarter, a decrease of $0.3 million or 29.5%. The decrease in service revenues was a result of the continued percentage increase of our total revenues generated by our wholesale channels where our services are not provided. Total revenue from renewable energy systems was $1.2 million for the fiscal 2012 first quarter compared to $0.4 million for the fiscal 2011 first quarter, an increase of $0.8 million or 200%.

Cost of Revenue and Gross Margin. Our cost of product revenue increased from $10.3 million for the fiscal 2011 first quarter to $11.6 million for the fiscal 2012 first quarter, an increase of $1.3 million, or 12.5%. Our cost of service revenues decreased from $0.9 million for the fiscal 2011 first quarter to $0.6 million for the fiscal 2012 first quarter, a decrease of $0.3 million, or 32.2%. Total gross margin decreased from 33.9% for the fiscal 2011 first quarter to 33.0% for the fiscal 2012 first quarter. For the fiscal 2012 first quarter, our gross margin declined due to a higher mix of renewable product and service revenues from our Orion Engineered Systems division. Our gross margin percentage on renewable revenues from this division was 11.8% during the fiscal 2012 first quarter. Gross margin from our HIF integrated systems revenue for the fiscal 2012 first quarter was 34.5%.

General and Administrative. Our general and administrative expenses increased from $2.9 million for the fiscal 2011 first quarter to $3.1 million for the fiscal 2012 first quarter, an increase of $0.2 million, or 4.4%. The increase was a result of $0.1 million incurred for depreciation and software license costs for our new enterprise resource planning, or ERP, system and $0.1 million for increased stock compensation costs versus the prior fiscal year’s period. Additionally, we incurred legal and professional service expenses related to the recently completed financial statement restatements resulting from our revenue recognition change in accounting for our OTA contracts.

Sales and Marketing. Our sales and marketing expenses increased from $3.6 million for the fiscal 2011 first quarter to $3.8 million for the fiscal 2012 first quarter, an increase of $0.2 million, or 5.2%. The increase was a result of increased costs for headcount additions in our newly formed telemarketing department, higher commission expense on our increased revenue and increased depreciation for our new customer relationship management, or CRM, system. Total sales and marketing headcount as of June 30, 2011 was 88 compared to 83 as of June 30, 2010.

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

Interest Expense. Our interest expense of $0.1 million for the fiscal 2012 first quarter was slightly higher than our fiscal 2011 first quarter expense. The increase in our interest expense was due to additional debt funding completed during the second half of fiscal 2011 for the purpose of financing our OTA projects.

Interest Income. Interest income increased from $.01 million for the fiscal 2011 first quarter to $0.2 million for the fiscal 2012 first quarter, an increase of $0.1 million, or 65.6%. Interest income increased due to an increase in completed OTA contracts and the related interest income under the financing terms.

Income Taxes. Our income tax benefit decreased from a benefit of $0.8 million for the fiscal 2011 first quarter to an income tax benefit of $0.6 million for the fiscal 2012 first quarter, a decrease of $0.2 million or 27.3%. Our effective income tax rate for the fiscal 2011 first quarter was 60.8%, compared to 43.3% for the fiscal 2012 first quarter. The change in effective rate was due to the conversion of our incentive stock options, or ISOs, to non-qualified stock options, or NQSOs, completed during the second half of fiscal 2011.

Energy Management Segment

The following table summarizes the Energy Management segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2010	2011
		(As Restated)
Revenues	$16,585	$17,014
Operating income	430	657
Operating margin	2.6%	3.9%

Energy management segment revenue increased $0.4 million, or 2.6%, from $16.6 million for the fiscal 2011 first quarter to $17.0 million for the fiscal 2012 first quarter. The increase was due to increased sales of our HIF lighting systems to our wholesale customers.

Energy management segment operating income increased $0.2 million, or 52.8%, from $0.4 million for the fiscal 2011 first quarter to $0.7 million for the fiscal 2012 first quarter. The increase in operating income was a result of additional revenue and improved gross margins on our HIF lighting systems.

Engineered Systems Segment

The following table summarizes the Engineered Systems segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2010	2011
		(As Restated)
Revenues	$392	$1,207
Operating income	(551)	(795)
Operating margin	(140.6)%	(65.9)%

Engineered systems segment revenue increased $0.8 million, or 207.9%, from $0.4 million for the fiscal 2011 first quarter to $1.2 million for the fiscal 2012 first quarter. The increase was due to increased sales of solar renewable technologies. During the first quarter of fiscal 2011, our engineered systems segment efforts were focused on continuing to build sales pipeline and determination of the market for these renewable technologies within our customer base.

Engineered systems segment operating loss increased $0.2 million, or 44.3%, from an operating loss of $0.6 million for the fiscal 2011 first quarter to operating income of $0.8 million for the fiscal 2012 first quarter. The increase in operating loss was a result of headcount additions in project management and operations support due to the increasing number of solar PV projects in our backlog and headcount additions in sales to generate additional revenue in the future.

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

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,
	2010	2011
Operating activities	$(6,280)	$(304)
Investing activities	(834)	(1,031)
Financing activities	(54)	2,332

(Decrease) increase in cash and cash equivalents	$(7,168)	$997

Cash Flows Related to Operating Activities. Cash used in operating activities for the first quarter of fiscal 2012 was $0.3 million and consisted of net cash used for changes in operating assets and liabilities of $0.5 million and a net loss adjusted for non-cash expense items of 0.2 million. Cash used for changes in operating assets and liabilities consisted of an increase of $2.9 million in total accounts receivable due to the increase in revenue and OTA finance contracts completed during the quarter and a $2.6 million increase in inventory for purchases of solar panel inventory and increases in our work-in-process and lighting fixture inventories for orders that are expected to ship during the fiscal 2012 second quarter, offset by a $4.0 increase in accounts payable, primarily due to inventory purchases.

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

Cash Flows Related to Financing Activities. For the fiscal 2012 first quarter, cash flows provided by financing activities were $2.3 million. This included $2.8 million in new debt borrowings to fund OTAs and $0.1 million received from stock option and warrant exercises. Cash flows used in financing activities included $0.3 million for repayment of long-term debt and $0.3 million for excess tax benefits from stock-based compensation.

For the fiscal 2011 first quarter, cash flows used in financing activities were $0.1 million. This included $0.1 million for repayment of long-term debt and $0.1 million for costs related to our new credit agreement. Cash flows provided by financing activities included proceeds of $0.1 million received from stock option exercises.

Working Capital

Our net working capital as of June 30, 2011 was $39.8 million, consisting of $72.7 million in current assets and $32.9 million in current liabilities. Our net working capital as of March 31, 2011 was $40.0 million, consisting of $64.2 million in current assets and $24.2 million in current liabilities. Our current accounts receivables increased from fiscal 2011 year-end by $1.4 million as a result of our increased sales activity and related revenue, including receivables from completed OTA contracts, during our fiscal 2012 first quarter. Our inventories increased from our fiscal 2011 year-end by $2.6 million due to a $1.5 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders, a $0.5 million increase in our work-in process inventories for product orders to be delivered in our fiscal 2012 second quarter, a $0.4 million increase in raw materials to provide safety stock and a $0.2 million increase in finished goods for orders shipping in our fiscal 2012 second quarter.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended March 31, 2011. There have been no material changes in any of our accounting policies since March 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). In light of the restatement of our consolidated financial statements as described in Note B to the unaudited consolidated financial statements as of June 30, 2011, our Chief Executive Officer and our Chief Financial Officer have identified a material weakness in internal controls over financial reporting described below and have, therefore, concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the assessment of our internal control over financial reporting as of June 30, 2011, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of June 30, 2011:

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

The material weakness described above resulted in a restatement of our interim consolidated financial statements. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2011.

Plans for Remediation of Material Weaknesses

Our Board, the Audit & Finance Committee and management have added resources and are developing and implementing new processes, procedures and internal controls to remediate the material weakness that existed in our internal control over financial reporting as it related to revenue recognition, and our disclosure controls and procedures, as of June 30, 2011.

We have developed a remediation plan (the “Remediation Plan”) to address the material weakness for the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

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

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls; and

•	Review and acceptance of completion of the remediation effort by management and the Audit & Finance Committee.

The following are steps we have taken in this process:

•	In the second quarter of fiscal 2012, we hired a Corporate controller and in the third quarter of fiscal 2012, we hired a corporate tax manager;

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

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2012, we implemented a new ERP system which improved our transaction and review processes related to our financial closing and reporting processes. Except as described above in Plans for Remediation of Material Weakness, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011, which we filed with the SEC on June 14, 2012. During the three months ended June 30, 2011, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Exhibit Index to Form 10-Q/A for the Period Ended June 30, 2011

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