Form 10-Q/A
period 2011-09-30
ORION ENERGY SYSTEMS, INC.
filed 2012-06-14
CIK 1409375

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

As previously disclosed, in this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2011 to record our transactions from sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements.

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

This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2011, initially filed with the SEC on November 9, 2011 (“Original Filing”), is being filed to reflect the financial statement restatement from sales of our solar PV systems. Generally, for the quarterly and year-to-date periods ended September 30, 2011, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•

An increase in our revenue of $14.2 million (74%), an increase in our net income of $1.5 million and an increase in our earnings per share of $0.06 for the quarter ended September 30, 2011, and an increase in our revenue of $9.7 million (23%), an increase in our net income of $0.9 million (300%) and an increase in our earnings per share of $0.03 (300%) for the six months ended September 30, 2011; and

•

A decrease in current assets of $13.1 million (17%), an increase in total assets of $1.0 million (1%), an increase in current liabilities of $1.5 million (8%), an increase in total liabilities of $1.5 million (5%) and a decrease in shareholders’ equity of $0.5 million (1%).

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

Orion Energy Systems, Inc.

Quarterly Report On Form 10-Q/A

For The Quarter Ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011	September 30, 2011
		(As Restated)
Assets
Cash and cash equivalents	$11,560	$15,559
Short-term investments	1,011	1,014
Accounts receivable, net of allowances of $757 and $806	23,401	18,700
Inventories, net	15,877	19,104
Deferred contract costs	9,589	2,907
Deferred tax assets	1,049	1,731
Prepaid expenses and other current assets	1,727	4,223

Total current assets	64,214	63,238
Property and equipment, net	30,017	30,233
Patents and licenses, net	1,620	1,677
Long-term accounts receivable	7,251	8,636
Long-term inventory	13,212	13,212
Deferred tax assets	2,354	2,211
Other long-term assets	2,419	2,334

Total assets	$121,087	$121,541

Liabilities and Shareholders’ Equity
Accounts payable	$12,483	$10,384
Accrued expenses and other	2,184	2,554
Deferred revenue, current	8,427	4,681
Current maturities of long-term debt	1,137	2,351

Total current liabilities	24,231	19,970
Long-term debt, less current maturities	4,225	6,930
Deferred revenue, long-term	1,777	1,583
Other long-term liabilities	399	400

Total liabilities	30,632	28,883

Commitments and contingencies (See Note G)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2011 and September 30, 2011; no shares issued and outstanding at March 31, 2011 and September 30, 2011	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2011 and September 30, 2011; shares issued: 30,312,758 and 30,403,067 at March 31, 2011 and September 30, 2011; shares outstanding: 22,893,803 and 23,010,653 at March 31, 2011 and September 30, 2011	—	—
Additional paid-in capital	124,132	125,869
Shareholder notes receivable	(193)	(244)
Treasury stock: 7,431,897 and 7,392,414 common shares at March 31, 2011 and September 30, 2011	(31,708)	(31,757)
Accumulated deficit	(1,776)	(1,210)

Total shareholders’ equity	90,455	92,658

Total liabilities and shareholders’ equity	$121,087	$121,541

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
		(As Restated)		(As Restated)
Product revenue	$15,086	$30,111	$30,844	$47,472
Service revenue	767	3,364	1,986	4,224

Total revenue	15,853	33,475	32,830	51,696
Cost of product revenue	9,745	21,447	20,053	33,039
Cost of service revenue	498	2,647	1,415	3,269

Total cost of revenue	10,243	24,094	21,468	36,308

Gross profit	5,610	9,381	11,362	15,388
Operating expenses:
General and administrative	2,988	2,725	5,933	5,800
Sales and marketing	3,299	3,729	6,889	7,504
Research and development	573	593	1,183	1,215

Total operating expenses	6,860	7,047	14,005	14,519

Income (loss) from operations	(1,250)	2,334	(2,643)	869
Other income (expense):
Interest expense	(55)	(150)	(124)	(237)
Dividend and interest income	153	214	246	368

Total other income	98	64	122	131

Loss before income tax	(1,152)	2,398	(2,521)	1,000
Income tax benefit	(1,692)	1,040	(2,525)	434

Net income	$540	$1,358	$4	$566

Basic net income per share attributable to common shareholders	$0.02	$0.06	$0.00	$0.02
Weighted-average common shares outstanding	22,638,638	22,989,502	22,581,188	22,955,655
Diluted net income per share attributable to common shareholders	$0.02	$0.06	$0.00	$0.02
Weighted-average common shares outstanding	22,901,590	23,369,520	23,007,067	23,380,375

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2010	2011
		(As Restated)
Operating activities
Net income	$4	$566
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,543	1,890
Stock-based compensation expense	611	657
Deferred income tax benefit	(1,374)	(538)
Loss on sale of property and equipment	—	(1)
Change in bad debt expense	64	49
Other	34	38
Changes in operating assets and liabilities:
Accounts receivable	2,546	3,267
Inventories	(7,715)	(3,227)
Prepaid expenses and other	(6,454)	(2,330)
Deferred contract costs	—	6,682
Deferred revenue	991	(3,940)
Accounts payable	1,474	(2,099)
Accrued expenses	(357)	370

Net cash provided by (used in) operating activities	(8,633)	1,384
Investing activities
Purchase of property and equipment	(1,957)	(2,003)
Purchase of property and equipment held under operating leases	(1,630)	(3)
Purchase of short-term investments	(7)	(3)
Additions to patents and licenses	(110)	(125)
Proceeds from sales of property, plant and equipment	1	1
Long-term assets	(330)	—

Net cash used in investing activities	(4,033)	(2,133)
Financing activities
Payment of long-term debt	(271)	(664)
Proceeds from long-term debt	2,689	4,583
Proceeds from repayment of shareholder notes	—	13
Excess tax benefits from stock-based compensation	—	811
Deferred financing costs	(61)	(113)
Proceeds from issuance of common stock	269	118

Net cash provided by financing activities	2,626	4,748

Net increase (decrease) in cash and cash equivalents	(10,040)	3,999
Cash and cash equivalents at beginning of period	23,364	11,560

Cash and cash equivalents at end of period	$13,324	$15,559

Supplemental cash flow information:
Cash paid for interest	$126	$201
Cash paid for income taxes	$28	$63
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$121	$64
Shares surrendered into treasury from stock option exercise	$51	$—

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

As previously disclosed in a Current Report on Form 8-K, on February 1, 2012, the Company’s management, with concurrence from the Audit & Finance Committee of the Company’s Board of Directors, concluded that the financial statements contained in Form 10-Q for the quarterly period ended September 30, 2011 should no longer be relied upon and must be restated to properly record revenue from its sales of solar photovoltaic systems.

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

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended September 30, 2011 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of September 30, 2011
	As Previously Reported	Adjustments	As Restated
Assets:
Accounts receivable	$21,637	$(2,937)	$18,700
Inventory	32,844	(13,740)	19,104
Deferred contract costs	—	2,907	2,907
Deferred tax asset, current	1,268	463	1,731
Prepaid expenses and other current assets	4,052	171	4,223
Total current assets	76,374	(13,136)	63,238
Long-term accounts receivable	7,948	688	8,636
Long-term inventory	—	13,212	13,212
Deferred tax asset, long-term	2,358	(147)	2,211
Other long-term assets	1,984	350	2,334
Total assets	120,574	967	121,541
Accrued expenses	2,683	(129)	2,554
Deferred revenue, current	3,077	1,604	4,681
Total current liabilities	18,495	1,475	19,970
Shareholders’ equity:
Additional paid-in-capital	126,002	(133)	125,869
Retained deficit	(835)	(375)	(1,210)
Total shareholders’ equity	93,166	(508)	92,658
Total liabilities and shareholders’ equity	120,574	967	121,541

	Consolidated Statements of Operations
	Three months ended September 30, 2011			Six months ended September 30, 2011
	As Previously reported	Adjustments	As Restated	As Previously reported	Adjustments	As Restated
Product revenue	$18,718	$11,393	$30,111	$40,397	$7,075	$47,472
Service revenue	542	2,822	3,364	1,637	2,587	4,224
Cost of product revenue	12,059	9,388	21,447	27,063	5,976	33,039
Cost of service revenue	382	2,265	2,647	1,116	2,153	3,269
General and administrative	2,724	1	2,725	5,800	—	5,800
Selling and marketing	3,736	(7)	3,729	7,504	—	7,504
Income (loss) from operations	(234)	2,568	2,334	(664)	1,533	869
Income tax expense (benefit)	(71)	1,111	1,040	(215)	649	434
Net income (loss)	(99)	1,457	1,358	(318)	884	566
Net income (loss) per share attributable to common shareholders - basic	$0.00	$0.06	$0.06	$(0.01)	$0.03	$0.02
Weighted average common shares outstanding - basic	22,989,502	—	22,989,502	22,955,655	—	22,955,655
Net income (loss) per share attributable to common shareholders - basic	$0.00	$0.06	$0.06	$(0.01)	$0.03	$0.02
Weighted average common shares outstanding - diluted	22,989,502	—	23,369,520	22,955,655	—	23,380,375

	Consolidated Statements of Cash Flows
	Six months ended September 30, 2011
	As Previously reported	Adjustments	As Restated
Net (loss) income	$(318)	$884	$566
Depreciation and amortization	1,876	14	1,890
Deferred income tax benefit	(567)	29	(538)
Loss on sale of property and equipment	—	(1)	(1)
Other	37	1	38
Accounts receivable	4,014	(747)	3,267
Inventories	(3,337)	110	(3,227)
Prepaid expenses and other assets and liabilities	(1,373)	(957)	(2,330)
Deferred contract costs	—	6,682	6,682
Deferred revenue	2,621	(6,561)	(3,940)
Accounts payable	(2,095)	(4)	(2,099)
Accrued expenses	360	10	370
Net cash provided by operating activities	1,924	(540)	1,384
Excess tax benefits from stock-based compensation	271	540	811
Net cash provided by financing activities	4,208	540	4,748

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to the Company for debt with similar terms, the carrying value of the Company’s long-term debt is also approximately equal to its fair value. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1 – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3 – Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

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

Financing Receivables

The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s OTA receivables included in accounts receivable are as follows:

Aging Analysis as of September 30, 2011 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable - current	$2,659	$22	$21	$43	$2,702
Lease balances included in consolidated accounts receivable - long-term	5,442	—	—	—	5,442

Total gross sales-type leases	8,101	22	21	43	8,144
Allowance	—	—	(7)	(7)	(7)

Total net sales-type leases	$8,101	$22	$14	$36	$8,137

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

Inventories

Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2011 and September 30, 2011, the Company had inventory obsolescence reserves of $1.3 million and $1.3 million.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31, 2011	September 30, 2011
		(As Restated)
Raw materials and components	$12,005	$12,347
Work in process	459	1,103
Finished goods	3,413	5,654

	$15,877	$19,104

Deferred Contract Costs

Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $9.6 million and $2.9 million as of March 31, 2011 and September 30, 2011, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, advance commission payments, and miscellaneous receivables.

Property and Equipment

Property and equipment were comprised of the following (in thousands):

	March 31, 2011	September 30, 2011
Land and land improvements	$1,474	$1,489
Buildings	15,104	15,170
Furniture, fixtures and office equipment	8,323	10,613
Leasehold improvements	9	54
Equipment leased to customers under Power Purchase Agreements	4,994	4,997
Plant equipment	8,067	8,461
Construction in progress	2,272	1,411

	40,243	42,195
Less: accumulated depreciation and amortization	(10,226)	(11,962)

Net property and equipment	$30,017	$30,233

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

Deferred revenue was comprised of the following (in thousands):

	March 31, 2011	September 30, 2011
		(As Restated)
Deferred revenue – current liability	$8,427	$4,681
Deferred revenue – long term liability	1,777	1,583

Total deferred revenue	$10,204	$6,264

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

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the six months ended September 30, 2010 and 2011, there were none and $0.8 million realized tax benefits from the exercise of stock options.

Stock Option Plans

The fair value of each option grant for the three and six months ended September 30, 2010 and 2011 was determined using the assumptions in the following table:

	Three months Ended September 30,		Six months Ended September 30,
	2010	2011	2010	2011
Weighted average expected term	8.3 years	6.8 years	5.8 years	5.7 years
Risk-free interest rate	2.24%	1.64%	2.25%	1.83%
Expected volatility	60.0%	70.0%	60.0%	70.0%
Expected forfeiture rate	10.0%	11.4%	10.0%	11.4%
Expected dividend yield	0%	0%	0%	0%

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

Diluted net income per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net income per common share, the Company uses the “treasury stock” method for outstanding options and warrants. The effect of net income per common share is calculated based upon the following shares (in thousands except share amounts):

	Three months Ended September 30,		Six months Ended September 30,
	2010	2011	2010	2011
		(As Restated)		(As Restated)
Numerator:
Net income (in thousands)	$540	$1,358	$4	$566
Denominator:
Weighted-average common shares outstanding	22,638,638	22,989,502	22,581,188	22,955,655
Weighted-average effect of assumed conversion of stock options and warrants	262,952	380,018	425,879	424,720

Weighted-average common shares and common share equivalents outstanding	22,901,590	23,369,520	23,007,067	23,380,375

Net income per common share:
Basic	$0.02	$0.06	$0.00	$0.02
Diluted	$0.02	$0.06	$0.00	$0.02

The following table indicates the number of potentially dilutive securities as of the end of each period:

	September 30, 2010	September 30, 2011
Common stock options	3,638,252	4,018,917
Common stock warrants	76,240	38,980

Total	3,714,492	4,057,897

Concentration of Credit Risk and Other Risks and Uncertainties

The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 44% and 10% of total cost of revenue for the three months ended September 30, 2010 and 2011 and 34% and 12% of total cost of revenue for the six months ended September 30, 2010 and 2011.

The Company currently purchases a majority of its solar panels from one supplier for its sales of solar generating systems through its Orion Engineered Systems Division. The Company does have alternative vendor sources for its sale of PV solar generating systems. Purchases from this supplier accounted for 19% and 15% of total cost of revenue for the three months ended September 30, 2010 and 2011 and 15% and 25% of total cost of revenue for the six months ended September 30, 2010 and 2011.

For the three and six months ended September 30, 2010, no customer accounted for more than 10% of revenue. For the three and six months ended September 30, 2011, two customers accounted for 21% of revenue and two customers accounted for 15% and 14%, respectively.

As of March 31, 2011, one customer accounted for 16% of accounts receivable. As of September 30, 2011, no customer accounted for more than 10% of accounts receivable.

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

NOTE E — DEBT

Long-term debt as of March 31, 2011 and September 30, 2011 consisted of the following (in thousands):

	March 31, 2011	September 30, 2011
Term note	$782	$659
Customer equipment finance notes payable	1,793	6,028
First mortgage note payable	853	815
Debenture payable	807	787
Other long-term debt	1,127	992

Total long-term debt	5,362	9,281
Less current maturities	(1,137)	(2,351)

Long-term debt, less current maturities	$4,225	$6,930

New Debt Arrangements

In September 2011, the Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (JP Morgan) that provided the Company with $5.0 million immediately available to fund completed customer contracts under the Company’s OTA finance program and an additional $5.0 million upon the Company’s achievement of meeting a trailing 12-month earnings before interest, taxes, depreciation and amortization (EBITDA) target of $8.0 million. The Company has one-year from the date of the commitment to borrow under the credit agreement. In September, the Company borrowed $1.8 million. The borrowing is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 27 individual OTA customer contracts. The current borrowing under the credit agreement bears interest at LIBOR plus 4% and matures in September 2016.

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

NOTE F — INCOME TAXES

The income tax provision for the six months ended September 30, 2011 was determined by applying an estimated annual effective tax rate of 43.4% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Six Months Ended September 30,
	2010	2011
		(As Restated)
Statutory federal tax rate	(34.0)%	34.0%
State taxes, net	(9.9)%	9.2%
Stock-based compensation expense	(44.6)%	0.0%
Federal tax credit	7.9%	(11.6)%
State tax credit	2.1%	(5.9)%
Permanent items	(11.7)%	10.0%
Change in valuation reserve	(10.4)%	5.9%
Change in tax contingency reserve	0.0%	0.8%
Other, net	0.4%	1.0%

Effective income tax rate	(100.2)%	43.4%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Expense of $0.1 million were recorded in fiscal 2011 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0.8 million were recorded for the six months ended September 30, 2011.

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

As of September 30, 2011, the Company had federal net operating loss carryforwards of approximately $6.4 million, of which $3.2 million are associated with the exercise of NQSOs that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $4.1 million, of which $2.2 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.0 million and state tax credits of $0.6 million. A full valuation allowance has been set up for the state tax credits due to the state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 – 2030.

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

	Six Months Ended September 30, 2010	Six Months Ended September 30, 2011
Unrecognized tax benefits as of beginning of period	$398	$399
Decreases relating to settlements with tax authorities	—	—
Additions based on tax positions related to the current period positions	1	1

Unrecognized tax benefits as of end of period	$399	$400

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

NOTE J — SEGMENT DATA

The descriptions of the Company’s segments and their summary financial information are summarized below.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(dollars in thousands)	2010	2011	2010	2011
		(As Restated)		(As Restated)
Segments:
Energy Management	$15,495	$17,503	$551	$1,944
Engineered Systems	358	15,972	(547)	1,590
Corporate and Other	—	—	(1,254)	(1,200)

	$15,853	$33,475	$(1,250)	$2,334

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2010	2011	2010	2011
		(As Restated)		(As Restated)
Segments:
Energy Management	$32,080	$34,517	$981	$2,601
Engineered Systems	750	17,179	(1,098)	795
Corporate and Other	—	—	(2,526)	(2,527)

	$32,830	$51,696	$(2,643)	$869

	Total Assets		Deferred Revenue
(dollars in thousands)	March 31, 2011	September 30, 2011	March 31, 2011	September 30, 2011
		(As Restated)		(As Restated)
Segments:
Energy Management	$66,795	$66,663	$533	$749
Engineered Systems	20,422	15,904	9,671	5,515
Corporate and Other	33,870	38,974	—	—

	$121,087	$121,541	$10,204	$6,264

The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Prior Period Financial Statements

As discussed in the explanatory note to this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2011 to account for sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements. Under our prior method of accounting for sales of our PV systems, we recognized revenue in two stages (i) when the title to the products had been transferred and (ii) when the service installation was complete.

We are filing this Form 10-Q/A for the quarter ended September 30, 2011, initially filed on November 9, 2011 (“Original Filing”), to restate our unaudited condensed consolidated financial statements related to the accounting change for our solar PV contracts.

Background of the Restatement

As discussed above, the financial statements contained in the Form 10-Q/A for the quarterly period ended September 30, 2011 should no longer be relied upon and must be restated to account for sales of our solar photovoltaic, or PV, systems using the percentage-of-completion method rather than based upon multiple deliverable elements.

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

Generally, for the quarterly and year-to-date periods ended September 30, 2011, this change in accounting treatment and financial statement restatements has resulted in:

•	No impact to our cash, cash equivalents, short-term investments or overall cash flow;

•

An increase in our revenue of $14.2 million (74%), an increase in our net income of $1.5 million and an increase in our earnings per share of $0.06 for the quarter ended September 30, 2011, and an increase in our revenue of $9.7 million (23%), an increase in our net income of $0.9 million (300%) and an increase in our earnings per share of $0.03 (300%) for the six months ended September 30, 2011; and

•

A decrease in current assets of $13.1 million (17%), an increase in total assets of $1.0 million (1%), an increase in current liabilities of $1.5 million (8%), an increase in total liabilities of $1.5 million (5%) and a decrease in shareholders’ equity of $0.5 million (1%).

The specific line-item effect of the restatement on our previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended September 30, 2011 are as follows (in thousands, except share and per share data):

	Consolidated Balance Sheets as of September 30, 2011
	As Previously Reported	Adjustments	As Restated
Assets:
Accounts receivable	$21,637	$(2,937)	$18,700
Inventory	32,844	(13,740)	19,104
Deferred contract costs	—	2,907	2,907
Deferred tax asset, current	1,268	463	1,731
Prepaid expenses and other current assets	4,052	171	4,223
Total current assets	76,374	(13,136)	63,238
Long-term accounts receivable	7,948	688	8,636
Long-term inventory	—	13,212	13,212
Deferred tax asset, long-term	2,358	(147)	2,211
Other long-term assets	1,984	350	2,334
Total assets	120,574	967	121,541
Accrued expenses	2,683	(129)	2,554
Deferred revenue, current	3,077	1,604	4,681
Total current liabilities	18,495	1,475	19,970
Shareholders’ equity:
Additional paid-in-capital	126,002	(133)	125,869
Retained deficit	(835)	(375)	(1,210)
Total shareholders’ equity	93,166	(508)	92,658
Total liabilities and shareholders’ equity	120,574	967	121,541

	Consolidated Statements of Operations
	Three months ended September 30, 2011			Six months ended September 30, 2011
	As Previously reported	Adjustments	As Restated	As Previously reported	Adjustments	As Restated
Product revenue	$18,718	$11,393	$30,111	$40,397	$7,075	$47,472
Service revenue	542	2,822	3,364	1,637	2,587	4,224
Cost of product revenue	12,059	9,388	21,447	27,063	5,976	33,039
Cost of service revenue	382	2,265	2,647	1,116	2,153	3,269
General and administrative	2,724	1	2,725	5,800	—	5,800
Selling and marketing	3,736	(7)	3,729	7,504	—	7,504
Income (loss) from operations	(234)	2,568	2,334	(664)	1,533	869
Income tax expense (benefit)	(71)	1,111	1,040	(215)	649	434
Net income (loss)	(99)	1,457	1,358	(318)	884	566
Net income (loss) per share attributable to common shareholders - basic	$0.00	$0.06	$0.06	$(0.01)	$0.03	$0.02
Weighted average common shares outstanding - basic	22,989,502	—	22,989,502	22,955,655	—	22,955,655
Net income (loss) per share attributable to common shareholders - basic	$0.00	$0.06	$0.06	$(0.01)	$0.03	$0.02
Weighted average common shares outstanding - diluted	22,989,502	—	23,369,520	22,955,655	—	23,380,375

	Consolidated Statements of Cash Flows
	Six months ended September 30, 2011
	As Previously reported	Adjustments	As Restated
Net (loss) income	$(318)	$884	$566
Depreciation and amortization	1,876	14	1,890
Deferred income tax benefit	(567)	29	(538)
Loss on sale of property and equipment	—	(1)	(1)
Other	37	1	38
Accounts receivable	4,014	(747)	3,267
Inventories	(3,337)	110	(3,227)
Prepaid expenses and other assets and liabilities	(1,373)	(957)	(2,330)
Deferred contract costs	—	6,682	6,682
Deferred revenue	2,621	(6,561)	(3,940)
Accounts payable	(2,095)	(4)	(2,099)
Accrued expenses	360	10	370
Net cash provided by operating activities	1,924	(540)	1,384
Excess tax benefits from stock-based compensation	271	540	811
Net cash provided by financing activities	4,208	540	4,748

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

Revenue and Expense Components

Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 53% of our total revenue in fiscal 2011, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems division. During the fiscal 2012 first half, wholesale revenues accounted for approximately 62% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 53% for the first half of fiscal 2011.

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

Fiscal 2012	$324
Fiscal 2013	645
Fiscal 2014	536
Fiscal 2015	426
Fiscal 2016	425
Beyond	1,153

Total expected future discounted revenue from PPAs	$3,509

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

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 35% and 33% of our total revenue for the first half of fiscal 2012 and fiscal 2011, respectively. Two customers, individually, accounted for 14% and 15% of our total revenue on the first half of fiscal 2012. No customer accounted for more than 10% of our total revenue in the first half of fiscal 2011. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

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

Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of September 30, 2011, we had a backlog of firm purchase orders of approximately $24.1 million, which included $17.0 million of solar PV orders, compared to $25.5 million as of June 30, 2011, which included $18.1 million of solar PV orders. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to fifteen months. Principally as a result of the increased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 12% of our total cost of revenue for the first half of fiscal 2012 and were 34% of our total cost of revenue for the first half of fiscal 2011. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process.

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

Income Taxes. As of September 30, 2011, we had net operating loss carryforwards of approximately $6.4 million for federal tax purposes and $4.1 million for state tax purposes. Included in these loss carryforwards were $3.2 million for federal and $2.2 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.0 million and state credit carryforwards of approximately $0.6 million. A full valuation allowance has been set up for the state tax credits. We believe it is more likely than not that we will realize the benefits of most of these assets and we have reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.

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

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended September 30,					Six Months Ended September 30,
	2010		2011			2010		2011
			(As Restated)					(As Restated)
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$15,086	95.2%	$30,111	90.0%	99.6%	$30,844	94.0%	$47,472	91.8%	53.9%
Service revenue	767	4.8%	3,364	10.0%	338.6%	1,986	6.0%	4,224	8.2%	112.7%

Total revenue	15,853	100.0%	33,475	100.0%	111.2%	32,830	100.0%	51,696	100.0%	57.5%
Cost of product revenue	9,745	61.5%	21,447	64.1%	120.1%	20,053	61.1%	33,039	63.9%	64.8%
Cost of service revenue	498	3.1%	2,647	7.9%	431.5%	1,415	4.3%	3,269	6.3%	131.0%

Total cost of revenue	10,243	64.6%	24,094	72.0%	135.2%	21,468	65.4%	36,308	70.2%	69.1%

Gross profit	5,610	35.4%	9,381	28.0%	67.2%	11,362	34.6%	15,388	29.8%	35.4%
General and administrative expenses	2,988	18.8%	2,725	8.1%	(8.9)%	5,933	18.1%	5,800	11.2%	(2.2)%
Sales and marketing expenses	3,299	20.8%	3,729	11.1%	13.0%	6,889	21.0%	7,504	14.5%	8.9%
Research and development expenses	573	3.6%	593	1.8%	3.5%	1,183	3.6%	1,215	2.4%	2.7%

Income (loss) from operations	(1,250)	(7.9)%	2,334	7.0%	286.7%	(2,643)	(8.1)%	869	1.7%	132.9%
Interest expense	55	0.3%	150	0.4%	172.7%	124	0.4%	237	0.5%	91.1%
Dividend and interest income	153	1.0%	214	0.6%	39.9%	246	0.7%	368	0.7%	49.6%

Income (loss) before income tax	(1,152)	(7.3)%	2,398	7.2%	308.2%	(2,521)	(7.7)%	1,000	1.9%	139.7%
Income tax expense (benefit)	(1,692)	(10.7)%	1,040	3.1%	161.5%	(2,525)	(7.7)%	434	0.8%	117.2%

Net income (loss)	$540	3.4%	$1,358	4.1%	151.5%	$4	0.0%	$566	1.1%	NM

(NM) Not Meaningful

Revenue. Product revenue increased from $15.1 million for the fiscal 2011 second quarter to $30.1 million for the fiscal 2012 second quarter, an increase of $15.0 million, or 99.6%. The increase in product revenue was a result of increased sales of solar PV systems and our high intensity fluorescent, or HIF, lighting systems. Service revenue increased from $0.8 million for the fiscal 2011 second quarter to $3.4 million for the fiscal 2012 second quarter, an increase of $2.6 million or 338.6%. The increase in service revenues was a result of the increased solar PV systems installed during the fiscal 2012 second quarter total revenues. Total service revenue from renewable energy systems was $2.5 million for the fiscal 2012 second quarter compared to $37,000 for the fiscal 2011 second quarter. Product revenue increased from $30.8 million for the fiscal 2011 first half to $47.5 million for the fiscal 2012 first half, an increase of $16.7 million, or 53.9%. Total revenue from renewable energy systems was $17.2 million for the fiscal 2012 first half compared to $1.9 million for the fiscal 2011 first half, an increase of $15.3 million, or 805%. Service revenue increased from $2.0 million for the fiscal 2011 first half to $4.2 million for the fiscal 2012 first half, an increase of $2.2 million or 112.7%. The increase in service revenue was a result of the related installation revenue resulting from the increased sales of solar PV systems.

Cost of Revenue and Gross Margin. Our cost of product revenue increased from $9.7 million for the fiscal 2011 second quarter to $21.4 million for the fiscal 2012 second quarter, an increase of $11.7 million, or 120.1%. Our cost of service revenue increased from $0.5 million for the fiscal 2011 second quarter to $2.6 million for the fiscal 2012 second quarter, an increase of $2.1 million, or 431.5%. Total gross margin was 35.4% and 28.0% for the fiscal 2011 second quarter and fiscal 2012 second quarters, respectively. Total cost of product revenue increased from $20.1 million for the fiscal 2011 first half to $33.0 million for the fiscal 2012 first half, an increase of $12.9 million, or 64.8%. Our cost of service revenue increased from $1.4 million for the fiscal 2011 first half to $3.3 million for the fiscal 2012 first half, an increase of $1.9 million, or 131.0%. Total gross margin decreased from 34.6% for the fiscal 2011 first half to 29.8% for the fiscal 2012 first half. For the fiscal 2012 first half, our gross margin declined due to a higher mix of renewable product and service revenues from our Orion Engineered Systems division. Our gross margin on renewable revenues was 18.5% during the fiscal 2012 first half. Gross margin from our HIF integrated systems revenue for the fiscal 2012 first half was 35.4%.

General and Administrative. Our general and administrative expenses decreased from $3.0 million for the fiscal 2011 second quarter to $2.7 million for the fiscal 2012 second quarter, a decrease of $0.3 million, or 8.9%. Our general and administrative expenses decreased from $5.9 million for the fiscal 2011 first half to $5.8 million for the fiscal 2012 first half, a decrease of $0.1 million, or 2.2%. The decrease was a result of reduced headcounts in management and information technologies offset by increased expenses for depreciation and software license costs for our new enterprise resource planning, or ERP, system.

Sales and Marketing. Our sales and marketing expenses increased from $3.3 million for the fiscal 2011 second quarter to $3.7 million for the fiscal 2012 second quarter, an increase of $0.4 million, or 13.0%. Our sales and marketing expenses increased from $6.9 million for the fiscal 2011 first half to $7.5 million for the fiscal 2012 first half, an increase of $0.6 million, or 8.9%. The increase was a result of increased costs for headcount additions to our direct sales force and for our newly formed telemarketing department, higher commission expense on our increased revenue and increased depreciation for our new customer relationship management, or CRM, system. Total sales and marketing employee headcount was 79 and 93 at September 30, 2010 and September 30, 2011, respectively.

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

Interest Expense. Our interest expense increased from $0.1 million for the fiscal 2011 second quarter to $0.2 million for the fiscal 2012 second quarter, an increase of $0.1 million, or 172.7%. Our interest expense increased from $0.1 million for the fiscal 2011 first half to $0.2 million for the fiscal 2012 first half, an increase of $0.1 million or 91.1%. The increase in our interest expense was due to additional financings completed during the second half of fiscal 2011 and the first half of fiscal 2012 for the purpose of financing our OTA projects.

Interest Income. Interest income increased from $153,000 for the fiscal 2011 second quarter to $214,000 for the fiscal 2012 second quarter, an increase of $61,000 or 39.9%. Interest income increased from $0.2 million for the fiscal 2011 first half to $0.4 million for the fiscal 2012 first half, an increase of $0.2 million, or 49.6%. Interest income increased due to an increase in the number and dollar amount of completed OTA contracts and the related interest income under the financing terms.

Income Taxes. Our income tax benefit changed from $1.7 million for the fiscal 2011 second quarter to an income tax expense of $1.0 million for the fiscal 2012 second quarter, a fluctuation of $2.7 million, or 161.5%. Our income tax benefit changed from $2.5 million for the fiscal 2011 first half to an income tax expense of $0.4 million for the fiscal 2012 first half, a fluctuation of $2.9 million, or 117.2%. Our effective income tax rate for the fiscal 2011 first half was 100.2%, compared to 43.4% for the fiscal 2012 first half. The change in effective rate was due to the conversion of our incentive stock options, or ISOs, to non-qualified stock options, or NQSOs, completed during the fourth quarter of fiscal 2011, a decrease from the prior year for non-deductible expenses and an increase in fiscal 2011 for the state valuation reserve. The conversion of our ISOs to NQSOs eliminated the volatility in our effective tax rates at lower pre-tax earnings levels and should result in an effective tax rate in the 40% range for future periods.

Energy Management Segment

The following table summarizes the Energy Management segment operating results:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2010	2011	2010	2011
		(As Restated)		(As Restated)
Revenues	$15,495	$17,503	$32,080	$34,517
Operating income	$551	$1,944	$981	$2,601
Operating margin	3.6%	11.1%	3.1%	7.5%

Energy Management segment revenue increased from $15.5 million for the fiscal 2011 second quarter to $17.5 million for the fiscal 2012 second quarter, an increase of $2.0 million, or 13.0%. Energy Management segment revenue increased from $32.1 million for the fiscal 2011 first half to $34.5 million for the fiscal 2012 first half, an increase of $2.4 million, or 7.5%. The increase was due to increased sales of our HIF lighting systems to our wholesale customers.

Energy Management segment operating income increased from $0.6 million for the fiscal 2011 second quarter to $1.9 million for the fiscal 2012 second quarter, an increase of $1.3 million, or 252.8%. Energy Management segment operating income increased from $1.0 million for the fiscal 2011 first half to $2.6 million for the fiscal 2012 first half, an increase of $1.6 million, or 165.1%. The increase in operating income was a result of additional revenue and improved gross margins on our HIF lighting systems.

Engineered Systems Segment

The following table summarizes the Engineered Systems segment operating results:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2010	2011	2010	2011
		(As Restated)		(As Restated)
Revenues	$358	$15,972	$750	$17,179
Operating income	$(547)	$1,590	$(1,098)	$795
Operating margin	(152.8)%	10.0%	(146.4)%	4.6%

Engineered Systems segment revenue increased from $0.4 million for the fiscal 2011 second quarter to $16.0 million for the fiscal 2012 second quarter, an increase of $15.6 million. Engineered Systems segment revenue increased from $0.8 million for the fiscal 2011 first half to $17.2 million for the fiscal 2012 first half, an increase of $16.4 million. The increase was due to increased sales of solar renewable technologies. During the first half of fiscal 2011, our Engineered Systems segment efforts were focused on continuing to build sales pipeline and determination of the market for these renewable technologies within our customer base.

Engineered Systems segment operating loss decreased from $0.5 million for the fiscal 2011 second quarter to operating income of $1.6 million for the fiscal 2012 second quarter, a fluctuation of $2.1 million, or 390.7%. Engineered system segment operating loss decreased from a loss of $1.1 million for the fiscal 2011 first half to operating income of $0.8 million for the fiscal 2012 first half, a decrease of $1.9 million or 172.4%. The reduction in operating loss was a result of the increased revenue volume and resulting contribution margin from sales of solar renewable energy systems.

Liquidity and Capital Resources

Overview

We had approximately $15.6 million in cash and cash equivalents and $1.0 million in short-term investments as of September 30, 2011, compared to $11.6 million and $1.0 million at March 31, 2011. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.2%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of December 2011 and a yield of 0.50%. Additionally, as of September 30, 2011 we have $13.3 million of borrowing availability under our revolving credit agreement. We also have $3.2 million of availability on our recently completed OTA credit agreement which can be utilized for the sole purpose of funding customer OTA projects. During the first half of fiscal 2012, we borrowed $4.6 million to finance our OTA projects. We have now secured multiple debt sources for our OTA finance contracts and believe that our sources of OTA funding are sufficient to meet near-term OTA finance program requirements. In October 2011, our board of directors approved a $1.0 million share repurchase plan. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility and our OTA credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months, dependent upon our growth opportunities with our cash and finance customers.

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2010 and 2011 (in thousands):

	Six Months Ended September 30,
	2010	2011
		(As Restated)
Operating activities	$(8,633)	$1,384
Investing activities	(4,033)	(2,133)
Financing activities	2,626	4,748

Increase (decrease) in cash and cash equivalents	$(10,040)	$3,999

Cash Flows Related to Operating Activities. Cash provided by operating activities for the fiscal 2012 first half was $1.4 million and consisted of net cash used for changes in operating assets and liabilities of $1.3 million and a net income adjusted for non-cash expense items of $2.7 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $3.3 million in total accounts receivable due to customer payments received during the quarter and a $6.7 million decrease in deferred contract costs due to project completions and cost recognition on solar PV systems. Cash used for changes in operating assets and liabilities included a $3.3 million increase in inventory for purchases of solar panel inventory and increases in our work-in-process and lighting fixture inventories for orders that are expected to ship during the fiscal 2012 third quarter, a $2.3 million increase in prepaid and other expenses related to deferred customer billings, a $3.9 million decrease in deferred revenue to project completions and a $2.1 million decrease in accounts payable due to vendor payments.

Cash used in operating activities for the fiscal 2011 first half was $8.6 million and consisted of net cash of $9.5 million used for changes in operating assets and liabilities offset by a net loss adjusted for non-cash expense items of $0.9 million. Cash used for changes in operating assets and liabilities consisted of an increase in accounts receivables due to the increase of our OTA program and the long-term nature of the contracts and an increase of $7.7 million for inventory purchases, including $3.8 million for purchases of wireless control inventories based upon our Phase 2 initiatives, a $1.9 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders and a $3.1 million increase in ballast component inventories due to concerns over supply availability and component shortages. These increases were offset by other reductions in raw materials. Cash provided by changes in operating assets and liabilities included a $1.5 million increase in accounts payable related to payment terms on inventory purchases and a $0.8 million increase in deferred revenue related to an investment tax grant received for a solar asset owned under our power purchase agreement, or PPA, finance program.

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

Cash Flows Related to Financing Activities. For the fiscal 2012 first half, cash flows provided by financing activities were $4.7 million. This included $4.6 million in new debt borrowings to fund OTAs, $0.8 million for excess tax benefits from stock-based compensation and $0.1 million received from stock option and warrant exercises. Cash flows used in financing activities included $0.7 million for repayment of long-term debt and $0.1 million for debt closing costs.

For the fiscal 2011 first half, cash flows provided by financing activities was $2.6 million. This included $2.7 million in new debt borrowings to fund OTA and capital projects and $0.3 million received from stock option exercises. Cash flows used in financing activities included $0.3 million for repayment of long-term debt and $0.1 million for costs related to our new credit agreement.

Working Capital

Our net working capital as of September 30, 2011 was $43.2 million, consisting of $63.2 million in current assets and $20.0 million in current liabilities. Our net working capital as of March 31, 2011 was $40.0 million, consisting of $64.2 million in current assets and $24.2 million in current liabilities. Our current accounts receivables decreased from fiscal 2011 year-end by $4.7 million as a result of the collection of payments from customers. Our inventories increased from our fiscal 2011 year-end by $3.2 million due to a $1.8 million increase in solar panel inventories in anticipation of the receipt of customer purchase orders, a $0.7 million increase in our work-in process inventories for product orders to be delivered in our fiscal 2012 second quarter, a $0.1 million increase in raw materials and a $0.6 million increase in finished goods for orders expected to ship in our fiscal 2012 back half.

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

We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The Company did meet the deposit requirement to waive the unused fee as of September 30, 2011.

OTA Credit Agreement

In September 2011, we entered into a credit agreement with JP Morgan Chase Bank, N.A. (JP Morgan) that provided us with $5.0 million immediately available to fund completed customer contracts under our OTA finance program and an additional $5.0 million upon our achievement of meeting a trailing 12-month earnings before interest, taxes, depreciation and amortization (EBITDA) target of $8.0 million. We have one-year from the date of the commitment to borrow under the credit agreement. In September, we borrowed $1.8 million. The borrowing is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 27 individual OTA customer contracts. The current borrowing under the credit agreement bears interest at LIBOR plus 4% and matures in September 2016. The credit agreement includes certain financial covenants including funded debt to EBITDA and debt service coverage ratios. We were in compliance with all covenants in the credit agreement as of September 30, 2011.

Capital Spending

Capital expenditures totaled $2.0 million during the fiscal 2012 first half due to investments in information technologies and other tooling and equipment for new products, as well as cost improvements in our manufacturing facility. We expect to incur a total of $1.0 to $1.4 million in capital expenditures during the remainder of fiscal year 2012, excluding capital to support our OTA contracts. Our capital spending plans predominantly consist of further cost improvements in our manufacturing facility, improvements to our building and headquarters, new product development and investment in information technology systems. We consider the investment in our information systems critical to our long-term success and our ability to ensure a strong control environment over financial reporting and operations. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual obligations as of September 30, 2011 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt obligations	$9,281	$2,351	$4,150	$1,837	$943
Cash interest payments on debt	1,546	496	579	192	279
Operating lease obligations	8,499	1,715	1,945	1,734	3,105
Purchase order and cap-ex commitments (1)	16,028	8,386	7,642	—	—

Total	$35,354	$12,948	$14,316	$3,763	$4,327

(1)	Reflects non-cancellable purchase order commitment in the amount of $16.0 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2011 pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act. In light of the restatement of our consolidated financial statements as described in Note B to the unaudited consolidated financial statements as of September 30, 2011, our Chief Executive Officer and our Chief Financial Officer have identified a material weakness in internal controls over financial reporting described below and have, therefore, concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the assessment of our internal control over financial reporting as of September 30, 2011, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of September 30, 2011:

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

The material weaknesses described above resulted in a restatement of our interim consolidated financial statements. Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011.

Plans for Remediation of Material Weaknesses

Our Board, the Audit & Finance Committee and management have added resources and are developing and implementing new processes, procedures and internal controls to remediate the material weaknesses that existed in our internal control over financial reporting as it related to revenue recognition, our financial close process and our disclosure controls and procedures as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting

With the hiring of our corporate controller during the fiscal 2012 second quarter, the controller became our primary reviewer of our financial close process. Prior to the hiring, our Chief Financial Officer was the primary reviewer. Except as described in the preceding sentence and as described above in Plans for Remediation of Material Weaknesses, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011, which we filed with the SEC on June 14, 2012. During the three months ended September 30, 2011, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011.

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

Exhibit Index to Form 10-Q/A for the Period Ended September 30, 2011

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