Form 10-Q
period 2011-12-31
ORION ENERGY SYSTEMS, INC.
filed 2012-06-14
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

There were 22,562,258 shares of the Registrant’s common stock outstanding on June 6, 2012.

Orion Energy Systems, Inc.

Quarterly Report On Form 10-Q

For The Quarter Ended December 31, 2011

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	September 30,
	March 31,	December 31,
	2011	2011
Assets
Cash and cash equivalents	$11,560	$18,233
Short-term investments	1,011	1,015
Accounts receivable, net of allowances of $757 and $831	23,401	20,509
Inventories, net	15,877	19,473
Deferred contract costs	9,589	2,686
Deferred tax assets	1,049	1,254
Prepaid expenses and other current assets	1,727	2,280

Total current assets	64,214	65,450
Property and equipment, net	30,017	30,595
Patents and licenses, net	1,620	1,702
Long-term accounts receivable	7,251	8,496
Long-term inventory	13,212	13,212
Deferred tax assets	2,354	2,461
Other long-term assets	2,419	2,985

Total assets	$121,087	$124,901

Liabilities and Shareholders’ Equity
Accounts payable	$12,483	$15,488
Accrued expenses and other	2,184	3,511
Deferred revenue, current	8,427	2,596
Current maturities of long-term debt	1,137	2,344

Total current liabilities	24,231	23,939
Long-term debt, less current maturities	4,225	6,341
Deferred revenue, long-term	1,777	1,527
Other long-term liabilities	399	400

Total liabilities	30,632	32,207

Commitments and contingencies (See Note F)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at March 31, 2011 and December 31, 2011; no shares issued and outstanding at March 31, 2011 and December 31, 2011	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2011 and December 31, 2011; shares issued: 30,312,758 and 30,411,704 at March 31, 2011 and December 31, 2011; shares outstanding: 22,893,803 and 22,924,746 at March 31, 2011 and December 31, 2011	—	—
Additional paid-in capital	124,132	126,072
Stockholder notes receivable	(193)	(217)
Treasury stock: 7,431,897 and 7,486,958 common shares at March 31, 2011 and December 31, 2011	(31,708)	(32,025)
Accumulated deficit	(1,776)	(1,136)

Total shareholders’ equity	90,455	92,694

Total liabilities and shareholders’ equity	$121,087	$124,901

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Product revenue	$21,633	$24,274	$52,476	$71,746
Service revenue	2,011	3,132	3,997	7,356

Total revenue	23,644	27,406	56,473	79,102
Cost of product revenue	14,134	17,445	34,186	50,484
Cost of service revenue	1,676	2,447	3,091	5,716

Total cost of revenue	15,810	19,892	37,277	56,200

Gross profit	7,834	7,514	19,196	22,902
Operating expenses:
General and administrative	2,709	2,841	8,642	8,641
Sales and marketing	3,235	4,053	10,124	11,557
Research and development	614	556	1,797	1,771

Total operating expenses	6,558	7,450	20,563	21,969

Income (loss) from operations	1,276	64	(1,367)	933
Other income (expense):
Interest expense	(98)	(160)	(223)	(397)
Dividend and interest income	189	226	435	594

Total other income (expense)	91	66	212	197

Income (loss) before income tax	1,367	130	(1,155)	1,130
Income tax expense (benefit)	1,549	56	(976)	490

Net income (loss)	$(182)	$74	$(179)	$640

Basic net income (loss) per share attributable to common shareholders	$(0.01)	$0.00	$(0.01)	$0.03
Weighted-average common shares outstanding	22,726,426	22,996,050	22,629,776	22,969,169
Diluted net income (loss) per share attributable to common shareholders	$(0.01)	$0.00	$(0.01)	$0.03
Weighted-average common shares outstanding	22,726,426	23,254,830	22,629,776	23,388,651

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2010	2011
Operating activities
Net income (loss)	$(179)	$640
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,414	3,029
Stock-based compensation expense	931	966
Deferred income tax benefit	(595)	(312)
Gain on sale of property and equipment	13	(15)
Change in bad debt expense	85	74
Other	38	61
Changes in operating assets and liabilities:
Accounts receivable	(10,138)	1,573
Inventories	(6,239)	(3,596)
Deferred contract costs	(5,562)	6,903
Prepaid expenses and other	(2,044)	(1,089)
Deferred revenue	3,162	(6,081)
Accounts payable	7,602	3,005
Accrued expenses	(73)	1,328

Net cash (used in) provided by operating activities	(10,585)	6,486
Investing activities
Purchase of property and equipment	(2,986)	(3,398)
Purchase of property and equipment held under operating leases	(2,126)	(3)
Purchase of short-term investments	(10)	(4)
Additions to patents and licenses	(138)	(184)
Proceeds from sales of property, plant and equipment	1	5
Long-term assets	(330)	—

Net cash used in investing activities	(5,589)	(3,584)
Financing activities
Payment of long-term debt	(528)	(1,260)
Proceeds from long-term debt	2,689	4,583
Proceeds from repayment of shareholder notes	1	47
Repurchase of common stock into treasury	—	(279)
Excess tax benefits from stock-based compensation	193	682
Deferred financing costs	(61)	(124)
Proceeds from issuance of common stock	374	122

Net cash provided by financing activities	2,668	3,771

Net increase (decrease) in cash and cash equivalents	(13,506)	6,673
Cash and cash equivalents at beginning of period	23,364	11,560

Cash and cash equivalents at end of period	$9,858	$18,233

Supplemental cash flow information:
Cash paid for interest	$192	$347
Cash paid for income taxes	$31	$96
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$158	$71
Shares surrendered into treasury from stock option exercise	$51	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2012 or other interim periods.

The condensed consolidated balance sheet at March 31, 2011 has been derived from the audited and adjusted consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

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

Short-term Investments

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2011 and December 31, 2011 were as follows (in thousands):

		March 31, 2011
	Amortized	Unrealized	Unrealized		Cash and Cash	Short-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$485	$—	$—	$485	$485	$—
Bank certificate of deposit	1,011	—	—	1,011	—	1,011

Total	$1,496	$—	$—	$1,496	$485	$1,011

		December 31, 2011
	Amortized	Unrealized	Unrealized		Cash and Cash	Short-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$485	$—	$—	$485	$485	$—
Bank certificate of deposit	1,015	—	—	1,015	—	1,015

Total	$1,500	$—	$—	$1,500	$485	$1,015

As of March 31, 2011 and December 31, 2011, the Company’s financial assets described in the table above were measured at cost (level 1 inputs).

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

Financing Receivables

The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s OTA receivables included in accounts receivable are as follows:

Aging Analysis as of December 31, 2011 (in thousands):

		1-90 days	Greater than 90		Total sales-type
	Not Past Due	past due	days past due	Total past due	leases
Lease balances included in consolidated accounts receivable—current	$2,829	$6	$20	$26	$2,855
Lease balances included in consolidated accounts receivable—long-term	6,001	—	—	—	6,001

Total gross sales-type leases	8,830	6	20	26	8,856
Allowance	—	—	(13)	(13)	(13)

Total net sales-type leases	$8,830	$6	$7	$13	$8,843

Allowance for Credit Losses

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company incurred $0 and $57,000 of provision write-offs or credit losses against its OTA sales-type lease receivable balances in fiscal 2011 and for the quarter ended December 31, 2011, respectively.

Inventories

Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2011 and December 31, 2011, the Company had inventory obsolescence reserves of $1.3 million and $1.3 million.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2011	2011
Raw materials and components	$12,005	$13,400
Work in process	459	1,221
Finished goods	3,413	4,852

	$15,877	$19,473

Deferred Contract Costs

Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $9.6 million and $2.7 million as of March 31, 2011 and December 31, 2011.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, prepaid taxes and miscellaneous receivables.

Property and Equipment

Property and equipment were comprised of the following (in thousands):

	March 31,	December 31,
	2011	2011
Land and land improvements	$1,474	$1,545
Buildings	15,104	14,724
Furniture, fixtures and office equipment	8,323	11,019
Leasehold improvements	9	54
Equipment leased to customers under Power Purchase Agreements	4,994	4,997
Plant equipment	8,067	9,646
Construction in progress	2,272	1,562

	40,243	43,547
Less: accumulated depreciation and amortization	(10,226)	(12,952)

Net property and equipment	$30,017	$30,595

Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Depreciable lives by asset category are as follows:

Land improvements	10 - 15 years
Buildings	10 - 39 years
Leasehold improvements	Shorter of asset life or life of lease
Furniture, fixtures and office equipment	2 - 10 years
Plant equipment	3 - 10 years

Patents and Licenses

Patents and licenses are amortized over their estimated useful life, ranging from 7 to 17 years, using the straight line method.

Long-Term Receivables

The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate. Long-term receivables from OTA contracts were $6.0 million as of December 31, 2011.

Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of December 31, 2011, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2013	$955
Fiscal 2014	1,015
Fiscal 2015	958
Fiscal 2016	310
Fiscal 2017	9

Total gross long-term receivable	3,247
Less: amount representing interest	(583)

Net long-term receivable	$2,664

Long-Term Inventories

The Company records long-term inventory for the non-current portion of its wireless controls inventory. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method.

Other Long-Term Assets

Other long-term assets include long-term security deposits, prepaid licensing costs and deferred financing costs. Other long-term assets include $55,000 and $95,000 of deferred financing costs as of March 31, 2011 and December 31, 2011. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (2 to 10 years).

Accrued Expenses

Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, sales tax payable and other various unpaid expenses. Accrued expenses include $0.5 million and $1.4 million of accrued subcontracted installation costs as of March 31, 2011 and December 31, 2011.

The Company generally offers a limited warranty of one year on its own manufactured products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s manufactured products.

Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2011	2010	2011
Beginning of period	$59	$65	$60	$59
Provision to product cost of revenue	20	30	95	89
Charges	(18)	(24)	(94)	(77)

End of period	$61	$71	$61	$71

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

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the nine months ended December 31, 2010 and 2011, realized tax benefits from the exercise of stock options were $0.2 million and $0.7 million, respectively.

Stock Option Plans

The fair value of each option grant for the three and nine months ended December 31, 2010 and 2011 was determined using the assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Weighted average expected term	6.0 years	6.0 years	5.6 years	3.6 years
Risk-free interest rate	1.47%	1.14%	2.06%	0.99%
Expected volatility	74.8%	70.0%	60.0% - 74.8%	70.0%
Expected forfeiture rate	10.0%	11.4%	10.0%	11.4%

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income (loss) per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net income per common share, the Company uses the “treasury stock” method for outstanding options and warrants. Diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods ended December 31, 2010, because the effects of potentially dilutive securities are anti-dilutive. The effect of net income (loss) per common share is calculated based upon the following shares (in thousands except share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Numerator:
Net income (loss) (in thousands)	$(182)	$74	$(179)	$640

Denominator:
Weighted-average common shares outstanding	22,726,426	22,996,050	22,629,776	22,969,169
Weighted-average effect of assumed conversion of stock options and warrants	—	258,780	—	419,482

Weighted-average common shares and common share equivalents outstanding	22,726,426	23,254,830	22,629,776	23,388,651

Net income (loss) per common share:
Basic	$(0.01)	$0.00	$(0.01)	$0.03
Diluted	$(0.01)	$0.00	$(0.01)	$0.03

The following table indicates the number of potentially dilutive securities as of the end of each period:

	December 31,	December 31,
	2010	2011
Common stock options	3,651,648	4,083,078
Common stock warrants	45,040	38,980

Total	3,696,688	4,122,058

Concentration of Credit Risk and Other Risks and Uncertainties

The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 21% and 22% of total cost of revenue for the three months ended December 31, 2010 and 2011, respectively, and 29% and 15% of total cost of revenue for the nine months ended December 31, 2010 and 2011, respectively.

For the three months ended December 31, 2010 and December 31, 2011, no customer accounted for more than 10% of revenue. For the nine months ended December 31, 2010, no customer accounted for more than 10% of revenue. For the nine months ended December, 31 2011, one customer accounted for 11% of revenue and one customer accounted for 11% of revenue.

As of March 31, 2011, one customer accounted for 17% of the accounts receivable balance. As of December 31, 2011, one customer accounted for 15% of the accounts receivable balance and one customer accounted for 11% of the accounts receivable balance.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. However, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 did not have a significant impact on the Company’s consolidated statements as it only requires a change in the format of the current presentation.

NOTE C — RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2010 and 2011, the Company purchased goods and services from an entity in the amounts of $34,000 and $35,000, respectively, for which a director of the Company serves as a member of the board of directors. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

During the nine months ended December 31, 2010, the Company recorded revenue of $18,000 for products and services sold to an entity for which a former director of the Company was formerly the executive chairman. The Company also entered into an OTA finance contract with such entity in September 2010 with future expected gross contracted revenue to the Company of $2.9 million. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party. As of December 31, 2011, the related party relationship no longer exists.

During the nine months ended December 31, 2010, the Company recorded revenue of $183,000 for products and services sold to various entities affiliated or associated with an entity for which a director of the Company previously served as a member of the board of directors. The Company is not able to identify the respective amount of revenues attributable to specifically identifiable entities within such group of affiliated or associated entities or the extent to which any such individual entities are related to the entity on whose board of directors the Company’s executive officer serves. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party. As of December 31, 2011, the related party relationship no longer exists.

NOTE D — DEBT

Long-term debt as of March 31, 2011 and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2011
Term note	$782	$596
Customer equipment finance notes payable	1,793	5,597
First mortgage note payable	853	795
Debenture payable	807	776
Other long-term debt	1,127	921

Total long-term debt	5,362	8,685
Less current maturities	(1,137)	(2,344)

Long-term debt, less current maturities	$4,225	$6,341

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

The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2012. The Company is currently working on an amendment to the Credit Facility to extend the maturity date to June 30, 2013. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of December 31, 2011, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. In fiscal 2011, the Company incurred $57,000 of total deferred financing costs related to the Credit Agreement which is being amortized over the two-year term of the Credit Agreement. There were no borrowings by the Company under the Credit Agreement as of March 31, 2011 or December 31, 2011.

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

The Company must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of December 31, 2011.

NOTE E — INCOME TAXES

The income tax provision for the nine months ended December 31, 2011 was determined by applying an estimated annual effective tax rate of 43.4% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Nine Months Ended December 31,
	2010	2011
Statutory federal tax rate	34.0%	34.0%
State taxes, net	2.0%	9.2%
Stock-based compensation expense	(113.3)%	0.0%
Federal tax credit	(14.7)%	(11.6)%
State tax credit	(2.2)%	(5.9)%
Change in valuation reserve	8.0%	5.9%
Permanent items	7.0%	6.6%
Prior Year Permanent Differences	(5.5)%	3.4%
Other, net	0.2%	1.8%

Effective income tax rate	(84.5)%	43.4%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $0.1 million were recorded in fiscal 2011 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0.7 million were recorded for the nine months ended December 31, 2011.

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

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $5.9 million, of which $2.2 million are associated with the exercise of NQSOs that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $4.4 million, of which $1.9 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.0 million and state tax credits of $0.6 million. A full valuation allowance has been set up for the state tax credits due to the state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 – 2030.

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

As of December 31, 2011, an examination of the Company’s U.S. federal income tax returns for tax years 2009 to 2011 was complete. The resolution of this examination did not have a material effect on its business, financial condition, results of operations or liquidity.

Uncertain tax positions

As of December 31, 2011, the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change in the next 12 months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the nine months ended December 31, 2010 and 2011, the Company had the following unrecognized tax benefit activity (in thousands):

	Nine Months Ended	Nine Months Ended
	December 31, 2010	December 31, 2011
Unrecognized tax benefits as of beginning of period	$398	$399
Additions based on tax positions related to the current period positions	1	1

Unrecognized tax benefits as of end of period	$399	$400

NOTE F — COMMITMENTS AND CONTINGENCIES

Operating Leases and Purchase Commitments

The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $0.5 million and $0.5 million for the three months ended December 31, 2010 and 2011; and $1.3 million and $1.6 million for the nine months ended December 31, 2010 and 2011. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of December 31, 2011, the Company had entered into $12.1 million of purchase commitments related to the next 12 months, including $1.7 million for operating lease commitments and $10.4 million for inventory purchase commitments.

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

Employee Stock Purchase Plan

In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE Amex exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. The Company had the following shares issued from treasury during fiscal 2011 and for the nine months ended December 31, 2011:

	Under ESPP	Closing Market	Under Loan	Dollar Value of	Repayment of
	Plan	Price	Program	Loans Issued	Loans
Fiscal Year Ended March 31, 2011	65,776	$3.37	58,655	$196,100	$2,685
Quarter Ended June 30, 2011	9,788	3.93	8,601	33,800	1,649
Quarter Ended September 30, 2011	16,753	2.65	11,264	29,850	11,102
Quarter Ended December 31, 2011	3,756	2.95	2,542	7,500	34,650

Total	96,073	$3.29	81,062	$267,250	$50,086

Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.

Share Repurchase Program

In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. As of December 31, 2011, the Company had repurchased 98,300 shares of common stock at a cost of $279,000 under the program.

NOTE H — STOCK OPTIONS AND WARRANTS

The Company grants stock options under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 13,500,000 shares for issuance to key employees, consultants and directors. The Company’s Board of Directors approved an increase to the number of shares available under the Plan by 1,000,000 shares contingent upon the Company’s achievement of at least 100% of each of the targeted financial metrics under its bonus program for fiscal 2012. The contingent share increase was approved by the Company’s shareholders at the 2011 annual shareholders meeting, but such shares are not included in the total above. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both ISOs and NQSOs, although in July 2008, the Company adopted a policy of thereafter only granting NQSOs. Restricted stock awards have no vesting period and have been issued to certain non-employee directors in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.

In fiscal 2011, the Company converted all of its existing ISO awards to NQSO awards. No consideration was given to the employees for their voluntary conversion of ISO awards.

The Company granted accelerated vesting stock options in May 2011 under its 2004 Stock and Incentive Awards Plan to provide an opportunity for its employees to earn long-term equity incentive awards based on the Company’s financial performance for fiscal 2012. An aggregate of 459,041 stock options were granted on the third business day following the Company’s public release of its fiscal 2011 results at an exercise price per share of $4.19, which was the closing sale price of the Company’s Common Stock on that date. The stock options will only vest, however, if the optionee remains employed and the Company is successful in achieving at least 100% of the target levels for each of the Company’s three financial metric targets for fiscal 2012, and if the Company’s stock price equals or exceeds $5.00 per share for at least 20 trading days during any 90-day period during the options’ ten-year term.

For the three and nine months ended December 31, 2011, the Company granted 8,637 and 19,533 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $2.75 per share to $4.19 per share, the closing market prices as of the grant dates.

The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Cost of product revenue	$42	$37	$116	$114
General and administrative	147	144	417	440
Sales and marketing	123	119	377	391
Research and development	9	9	21	21

Total	$321	$309	$931	$966

As of December 31, 2011, compensation cost related to non-vested common stock-based compensation, excluding performance stock option awards, amounted to $3.4 million over a remaining weighted average expected term of 6.7 years.

The following table summarizes information with respect to the Plans:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2011	1,577,676	3,658,768	$3.83	6.60
Granted stock options	(1,251,356)	1,251,356	3.79
Granted shares	(19,533)	—	—
Forfeited	747,633	(747,633)	4.25
Exercised	—	(79,413)	1.25

Balance at December 31, 2011	1,054,420	4,083,078	$3.89	6.95	$810,806

Exercisable at December 31, 2011		1,846,129	$3.86	5.17	$610,279

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $2.95 as of December 31, 2011.

A summary of the status of the Company’s outstanding non-vested stock options as of December 31, 2011 was as follows:

Non-vested at March 31, 2011	1,832,167
Granted	1,251,356
Vested	(341,845)
Forfeited	(504,729)

Non-vested at December 31, 2011	2,236,949

The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2011 or during the nine months ended December 31, 2011.

Outstanding warrants are comprised of the following:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance at March 31, 2011	38,980	$2.25

Balance at December 31, 2011	38,980	$2.25

A summary of outstanding warrants at December 31, 2011 follows:

	Number of
Exercise Price	Warrants	Expiration
$2.25	38,980	Fiscal 2015

NOTE I — SEGMENTS

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2010	2011	2010	2011
(dollars in thousands)
Segments:
Energy Management	$22,042	$20,544	$3,499	$1,459
Engineered Systems	1,602	6,862	(640)	(132)
Corporate and Other	—	—	(1,583)	(1,263)

	$23,644	$27,406	$1,276	$64

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2011	2010	2011
(dollars in thousands)
Segments:
Energy Management	$54,121	$55,061	$5,268	$4,060
Engineered Systems	2,352	24,041	(1,658)	663
Corporate and Other	—	—	(4,977)	(3,790)

	$56,473	$79,102	$(1,367)	$933

	Total Assets		Deferred Revenue
	March 31, 2011	December 31, 2011	March 31, 2011	December 31, 2011
(dollars in thousands)
Segments:
Energy Management	$66,795	$67,770	$533	$1,017
Engineered Systems	20,422	13,252	9,671	3,106
Corporate and Other	33,870	43,879	—	—

	$121,087	$124,901	$10,204	$4,123

The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2011 Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 2011 and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

We have sold and installed more than 2,232,000 of our HIF lighting systems in over 7,673 facilities from December 1, 2001 through December 31, 2011. We have sold our products to 139 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2011 included Coca-Cola Enterprises Inc., U.S. Foodservice, SYSCO Corp., Ball Corporation, MillerCoors and Pepsico, Inc. and its affiliates.

Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2011, “fiscal 2011”. We call our current fiscal year, which will end on March 31, 2012, “fiscal 2012.” Our fiscal first quarter ended on June 30, our fiscal second quarter ended on September 30, our fiscal third quarter ended on December 31 and our fiscal fourth quarter ends on March 31.

Because of the recessed state of the global economy, especially as it impacted capital equipment manufacturers, our results for the first half of fiscal 2011 were impacted by lengthened customer sales cycles and sluggish customer capital spending. During the second half of fiscal 2011 and the first nine months of fiscal 2012, capital equipment purchases were slightly improved and we continue to remain optimistic regarding customer behaviors for the remainder of fiscal year 2012. To address these difficult economic conditions, we implemented $3.2 million of annualized cost reductions during the first quarter of fiscal 2010. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010 and the first half of fiscal 2011. During the second quarter of fiscal 2011, we identified an additional $1 million of annualized cost reductions related to decreased product costs, improved manufacturing efficiencies and reduced operating expenses. We realized these cost reductions beginning during the fiscal 2011 third quarter through reduction in general and administrative expenses and improved product margins for our HIF lighting systems.

Despite these recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our record level of revenue in fiscal 2011 along with our return to profitability, our record level of order backlog heading into the fourth quarter of fiscal 2012, the increasing volume of unit sales in the first nine months of fiscal 2012 of our new products, specifically our exterior HIF fixtures, InteLite wireless dynamic controls, and our Apollo light pipes, and our cost reduction plans completed during fiscal 2011. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems Division, the opportunity for our participation in the replacement part aftermarket and the increasing national recognition of the importance of environmental stewardship, including legislation in the State of Wisconsin passed in fiscal 2011 that recognized our solar Apollo light pipe as a renewable product offering and qualified it for incentives currently offered to other renewable technologies.

In August 2009, we created Orion Engineered Systems, a new operating division which has been offering our customers additional alternative renewable energy systems. In fiscal 2010, we sold and installed three solar PV electricity generating projects, completing our test analysis on two of the three in the fiscal 2010 third quarter, and executed our first cash sale and our first power purchase agreement, or PPA, as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system, a cash sale, during our fiscal 2011 first quarter. During our fiscal 2011 second quarter, we received an $8.3 million cash order for a solar PV generating system for which we recognized revenue in fiscal 2012.

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

In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. The OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of the term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our energy management systems under our OTA financing program is fixed and is based on the cost of the energy management system and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. During the third quarter of fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. We have now secured multiple funding sources for our OTA projects. We expect that the number of customers who choose to purchase our systems by using our OTA financing program will continue to increase in future periods. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar power purchase agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and have been able to secure several external sources of funding for PPA’s on behalf of our customers.

Revenue and Expense Components

Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 53% of our total revenue in fiscal 2011, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division. During the first nine months of fiscal 2012, wholesale revenues accounted for approximately 64% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 51% for the first nine months of fiscal 2011. We are changing the manner in which we sell our solar PV systems. Instead of reselling the solar PV equipment from a solar PV equipment manufacturer, we are encouraging our customers to purchase their solar PV systems directly from the manufacturer, while we provide the value-added installation and integration services. This change in approach is expected to result in reduced revenue from solar orders, but is expected to result in improved gross margins as discussed below.

Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customer’s acknowledgement that the system is operating as specified.

In fiscal 2011, we recognized $10.7 million of revenue from 127 completed OTA contracts. For the three months ended December 31, 2011, we recognized $2.5 million of revenue from 29 completed contracts. For the nine months ended December 31, 2011, we recognized $9.1 million of revenue from 111 completed contracts. In the future, we expect an increase in the volume of OTA contracts as our customers take advantage of the value proposition without incurring any up-front capital cost.

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

Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2011, we recognized $0.4 million of revenue from completed PPAs. In the first nine months of fiscal 2012, we recognized $0.5 million of revenue from completed PPAs. As of December 31, 2011, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $3.2 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of December 31, 2011 (in thousands):

Fiscal 2012	$130
Fiscal 2013	646
Fiscal 2014	536
Fiscal 2015	436
Fiscal 2016	436
Beyond	1,027

Total expected future discounted revenue from PPAs	$3,211

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

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 30% and 45% of our total revenue for the first nine months of fiscal 2011 and fiscal 2012, respectively. No customers accounted for more than 10% of our revenue in the first nine months of fiscal 2011 and two customers accounted for more than 10% of our total revenue in the first nine months of fiscal 2012. To the extent that large retrofit and roll-out projects and/or large solar projects or solar roll-outs become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

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

Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of December 31, 2011, we had a backlog of firm purchase orders of approximately $50.6 million, which included $44.4 million of solar PV orders, compared to $23.6 million as of September 30, 2011, which included $16.5 million of solar PV orders. We currently expect approximately $9.9 million of our backlog to be recognized as revenue in our fiscal 2012 fourth quarter. We expect approximately $22.4 million of our backlog to be recognized in fiscal 2013 and the remainder in future years. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months, although during the third quarter of fiscal 2012 we received an $18.3 million single order for which the solar PV system construction will not begin until our fiscal 2014. Principally as a result of the increased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 27% of our total cost of revenue for the first nine months of fiscal 2012 and were 29% of our total cost of revenue for the first nine months of fiscal 2011. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process.

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

In fiscal 2011 and continuing in the first nine months of fiscal 2012, we invested in marketing efforts to our direct end customers and to our channel partners through increasing advertising, marketing collateral materials and participating in national industry and customer trade shows. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue investing in our research and development of new and enhanced energy management products and services.

We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period. We recognized $1.0 million for the first nine months of fiscal 2012 and $0.9 million for the first nine months of fiscal 2011. As a result of prior option grants, we expect to recognize an additional $3.4 million of stock-based compensation over a weighted average period of approximately seven years, including $0.3 million over the remaining quarter of fiscal 2012. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.

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

Income Taxes. As of December 31, 2011, we had net operating loss carryforwards of approximately $5.9 million for federal tax purposes and $4.4 million for state tax purposes. Included in these loss carryforwards were $2.2 million for federal and $1.9 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.0 million and state credit carryforwards of approximately $0.6 million. A full valuation allowance has been set up for the state tax credits. We believe it is more likely than not that we will realize the benefits of most of these assets and we have reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 and 2030.

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

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended December 31,					Nine Months Ended December 31,
	2010		2011			2010		2011
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$21,633	91.5%	$24,274	88.6%	12.2%	$52,476	92.9%	$71,746	90.7%	36.7%
Service revenue	2,011	8.5%	3,132	11.4%	55.7%	3,997	7.1%	7,356	9.3%	84.0%

Total revenue	23,644	100.0%	27,406	100.0%	15.9%	56,473	100.0%	79,102	100.0%	40.1%
Cost of product revenue	14,134	59.8%	17,445	63.7%	23.4%	34,186	60.5%	50,484	63.8%	47.7%
Cost of service revenue	1,676	7.1%	2,447	8.9%	46.0%	3,091	5.5%	5,716	7.2%	84.9%

Total cost of revenue	15,810	66.9%	19,892	72.6%	25.8%	37,277	66.0%	56,200	71.0%	50.8%

Gross profit	7,834	33.1%	7,514	27.4%	(4.1)%	19,196	34.0%	22,902	29.0%	19.3%
General and administrative expenses	2,709	11.4%	2,841	10.4%	4.9%	8,642	15.3%	8,641	10.9%	—%
Sales and marketing expenses	3,235	13.7%	4,053	14.8%	25.3%	10,124	17.9%	11,557	14.6%	14.2%
Research and development expenses	614	2.6%	556	2.0%	(9.4)%	1,797	3.2%	1,771	2.3%	(1.4)%

Income (loss) from operations	1,276	5.4%	64	0.2%	(95.0)%	(1,367)	(2.4)%	933	1.2%	(168.3	) %
Interest expense	98	0.4%	160	0.5%	63.3%	223	0.4%	397	0.5%	78.0%
Dividend and interest income	189	0.8%	226	0.8%	19.6%	435	0.8%	594	0.7%	36.6%

Income before income tax	1,367	5.8%	130	0.5%	(90.5)%	(1,155)	(2.0)%	1,130	1.4%	197.8%
Income tax expense (benefit)	1,549	6.6%	56	0.2%	(96.4)%	(976)	(1.7)%	490	0.6%	150.2%

Net income (loss)	$(182)	(0.8)%	$74	0.3%	140.7%	$(179)	(0.3)%	$640	0.8%	457.5%

Revenue. Product revenue increased from $21.6 million for the fiscal 2011 third quarter to $24.3 million for the fiscal 2012 third quarter, an increase of $2.7 million, or 12.2%. The increase in product revenue was a result of increased sales of our solar PV systems. Service revenue increased from $2.0 million for the fiscal 2011 third quarter to $3.1 million for the fiscal 2012 third quarter, an increase of $1.1 million, or 55.7%. The increase in service revenues was a result of the increase in sales of PV systems and the related installation revenue. Total revenue from solar PV systems was $6.9 million for the fiscal 2012 third quarter compared to $1.6 million for the fiscal 2011 third quarter, an increase of $5.3 million or 331%. Product revenue increased from $52.5 million for the first nine months of fiscal 2011 to $71.7 million for the first nine months of fiscal 2012, an increase of $19.2 million, or 36.7%. Service revenue increased from $4.0 million for the first nine months of fiscal 2011 to $7.4 million for the first nine months of fiscal 2012, an increase of $3.4 million, or 84.0%. Total revenue from renewable energy systems was $24.0 million for the fiscal 2012 first nine months compared to $2.4 million for the fiscal 2011 first nine months, an increase of $21.6 million, or 900%. The increase in service revenue was due to the related installation services resulting from the increased sales of PV systems for both the three and nine month periods. For the first nine months of fiscal 2012, our wholesale channels accounted for approximately 64% of our total revenue, not taking into consideration sales of solar PV systems, compared to 51% for the first nine months of fiscal 2011. We continue to experience revenue growth through the use of our OTA finance contracts.

Cost of Revenue and Gross Margin. Our cost of product revenue increased from $14.1 million for the fiscal 2011 third quarter to $17.4 million for the fiscal 2012 third quarter, an increase of $3.3 million, or 23.4%. Our cost of service revenue increased from $1.7 million for the fiscal 2011 third quarter to $2.4 million for the fiscal 2012 third quarter, an increase of $0.7 million, or 46.0%. Total gross margin was 33.1% and 27.4% for the fiscal 2011 third quarter and fiscal 2012 third quarters, respectively. Our gross margin on renewable revenues was 13.1% during the fiscal 2012 third quarter. Gross margin from our HIF integrated systems revenue for the fiscal 2012 third quarter was 32.2%. Total cost of product revenue increased from $34.2 million for the fiscal 2011 first nine months to $50.5 million for the fiscal 2012 first nine months, an increase of $16.3 million, or 47.7%. Our cost of service revenue increased from $3.1 million for the fiscal 2011 first nine months to $5.7 million for the fiscal 2012 first nine months, an increase of $2.6 million, or 84.9%. Total gross margin decreased from 34.0% for the fiscal 2011 first nine months to 29.0% for the fiscal 2012 first nine months. For the fiscal 2012 first nine months, our gross margin declined due to a higher mix of renewable product and service revenues from our Orion Engineered Systems division. Our gross margin on renewable revenues was 17.1% during the fiscal 2012 first nine months. Gross margin from our HIF integrated systems revenue for the fiscal 2012 first nine months was 34.3%.

General and Administrative. Our general and administrative expenses increased from $2.7 million for the fiscal 2011 third quarter to $2.8 million for the fiscal 2012 third quarter, an increase of $0.1 million, or 4.9%. Our general and administrative expenses were $8.6 million for both the first nine months of fiscal 2011 and the first nine months of fiscal 2012. For the first nine months of fiscal 2012, expenses increased as a result of $0.1 million incurred for depreciation and software license costs for our new enterprise resource planning, or ERP, system and $0.1 million for increased stock compensation costs versus the prior fiscal year’s period. These increases were offset by reduced legal expenses and discretionary spending reductions.

Sales and Marketing. Our sales and marketing expenses increased from $3.2 million for the fiscal 2011 third quarter to $4.1 million for the fiscal 2012 third quarter, an increase of $0.9 million, or 25.3%. Our sales and marketing expenses increased from $10.1 million for the first nine months of fiscal 2011 to $11.6 million for the first nine months of fiscal 2012, an increase of $1.5 million, or 14.2%. The increase was a result of increased costs for headcount additions in our newly formed telemarketing department, higher commission expense on our increased revenue and increased depreciation for our new customer relationship management, or CRM, system. Total sales and marketing headcount was 87 and 97 at December 31, 2010 and 2011, respectively.

Research and Development. Our research and development expenses were $0.6 million for both the fiscal 2011 third quarter and the fiscal 2012 third quarter. Our research and development expenses of $1.8 million for the first nine months of fiscal 2012 were similar to our research and development expenses for the first nine months of fiscal 2011. Expenses incurred in the first nine months of fiscal 2012 related to compensation costs for the development and support of our new products, depreciation expenses for lab and research equipment and sample and testing costs related to our dynamic control devices and our light emitting diode, or LED, product initiatives.

Interest Expense. Our interest expense increased from $0.1 million for the fiscal 2011 third quarter to $0.2 million for the fiscal 2012 third quarter, an increase of $0.1 million, or 63.3%. Our interest expense increased from $0.2 million for the first nine months of fiscal 2011 to $0.4 million for the first nine months of fiscal 2012, an increase of $0.2 million, or 78.0%. The increase in our interest expense was due to additional debt funding completed during the second half of fiscal 2011 and the first half of fiscal 2012 for the purpose of financing our OTA projects.

Interest Income. Interest income was relatively unchanged at $0.2 million for both the fiscal 2011 and fiscal 2012 third quarters. Interest income increased from $0.4 million for the first nine months of fiscal 2011 to $0.6 million for the first nine months of fiscal 2012, an increase of $0.2 million or 36.6%. Interest income increased due to an increase in completed OTA contracts and the related interest income under the financing terms.

Income Taxes. Our income tax expense decreased from an expense of $1.5 million for the fiscal 2011 third quarter to an income tax expense of $0.1 million for the fiscal 2012 third quarter, a decrease of $1.4 million or 96.4%. Our income tax benefit decreased from a benefit of $1.0 million for the first nine months of fiscal 2011 to an income tax expense of $0.5 million for the first nine months of fiscal 2012, a decrease of $1.5 million or 150.2%. Our effective income tax rate for the first nine months of fiscal 2011 was (84.5)%, compared to 43.4% for the nine months of fiscal 2012. The change in our effective tax rate was due to the conversion of our incentive stock options, or ISOs, to non-qualified stock options, or NQSOs, completed during the second half of fiscal 2011 and a decrease due to prior year permanent adjustments. The conversion of our ISOs to NQSOs eliminated the volatility in our effective tax rates at lower pre-tax earnings levels and should result in an effective tax rate in the 38% to 40% range for future periods.

Energy Management Segment

The following table summarizes our Energy Management segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2010	2011	2010	2011
Revenues	$22,042	$20,544	$54,121	$55,061
Operating income	$3,499	$1,459	$5,268	$4,060
Operating margin	15.9%	7.1%	9.7%	7.4%

Energy Management segment revenue decreased $1.5 million, or 6.8%, from $22.0 million for the fiscal 2011 third quarter to $20.5 million for the fiscal 2012 third quarter. The decrease was due to reduced order volumes at calendar-year end as our customers did not allocate capital budget dollars as they had in prior calendar year-ends. Energy Management segment revenue increased $1.0 million, or 1.7%, from $54.1 million for the first nine months of fiscal 2011 to $55.1 million for the first nine months of fiscal 2012. The increase was due to increased sales of our HIF lighting systems to our national account and wholesale customers, increased revenue from new product offerings, including exterior lighting and LED fixtures.

Energy Management segment operating income decreased $2.0 million, or 58.3%, from $3.5 million for the fiscal 2011 third quarter to $1.5 million for the fiscal 2012 third quarter due to the reduction in volume and the increase in sales and marketing expenses. Energy Management segment operating income decreased $1.2 million, or 22.9%, from $5.3 million for the first nine months of fiscal 2011 to $4.1 million for the first nine months of fiscal 2012. The decrease in operating income for the first nine months of fiscal 2012 was due to our increase in sales and marketing expenses.

Engineered Systems Segment

The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
(dollars in thousands)	2010		2011	2010		2011
Revenues	$1,602		$6,862	$2,352		$24,041
Operating income (loss)	$(640)		$(132)	$(1,658)		$663
Operating margin	(40.0	) %	(1.9)%	(70.5	) %	2.8%

Engineered Systems segment revenue increased $5.3 million, or 328.3%, from $1.6 million for the fiscal 2011 third quarter to $6.9 million for the fiscal 2012 third quarter. Energy Systems segment revenue increased $21.6 million, or 922.2%, from $2.4 million for the first nine months of fiscal 2011 to $24.0 million for the first nine months of fiscal 2012. The increase was due to increased sales of solar renewable technologies for the fiscal 2012 third quarter and the first nine months of fiscal 2012. We believe that revenue activity increased at the calendar year end as customers took advantage of expiring tax benefits. During the same periods of fiscal 2010, our Engineered Systems segment efforts were primarily focused on research of renewable technology products and understanding if there was a market for these technologies within our customer base.

Engineered Systems segment operating loss decreased $0.5, or 79.4%, million from an operating loss of $0.6 million for the fiscal 2011 third quarter to $0.1 million for the fiscal 2012 third quarter. Energy Systems segment operating income increased $2.4 million, or 140%, from an operating loss of $1.7 million for the first nine months of fiscal 2011 to operating income of $0.7 million for the first nine months of fiscal 2012. The increase in operating income for both the quarter and year-to-date, was a result of the increased revenue volume and resulting contribution margin from sales of solar renewable energy systems.

Liquidity and Capital Resources

Overview

We had approximately $18.2 million in cash and cash equivalents and $1.0 million in short-term investments as of December 31, 2011, compared to $11.6 million and $1.0 million at March 31, 2011. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of March 2012 and a yield of 0.50%. Additionally, as of December 31, 2011, we had $13.3 million of borrowing availability under our revolving credit agreement. We also had $3.2 million of availability on our recently completed OTA credit agreement, which can be utilized for the sole purpose of funding customer OTA projects. During the first nine months of fiscal 2012, we borrowed $4.6 million to finance our OTA projects. In November 2011, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. We have now secured multiple debt and equipment finance sources for our OTA finance contracts and believe that our sources of OTA funding are sufficient to meet near-term OTA finance program requirements. In October 2011, our board of directors approved a $1.0 million share repurchase plan, which was increased to $2.5 million in November 2011. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility and our OTA credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months, dependent upon our growth opportunities with our cash and finance customers.

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2010 and 2011 (in thousands):

	Nine Months Ended December 31,
	2010	2011
Operating activities	$(10,585)	$6,486
Investing activities	(5,589)	(3,584)
Financing activities	2,668	3,771

(Decrease) increase in cash and cash equivalents	$(13,506)	$6,673

Cash Flows Related to Operating Activities. Cash provided by operating activities for the first nine months of fiscal 2012 was $6.5 million and consisted of net cash provided from changes in operating assets and liabilities of $2.0 million and net income adjusted for non-cash expense items of $4.5 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $6.9 million in deferred contract costs due to project progress for solar projects, a $1.6 million decrease in total accounts receivable due to customer payments received and a $3.0 million increase in accounts payable related to payment terms on inventory purchases. Cash used from changes in operating assets and liabilities included a $3.6 million increase in inventory for purchases described under “— Liquidity and Capital Resources — Working Capital” below and a $6.1 million decrease in deferred revenue as a result of project completions.

Cash used in operating activities for the first nine months of fiscal 2011, was $10.6 million and consisted of net cash of $13.3 million used for changes in operating assets and liabilities offset by a net loss adjusted for non-cash expense items of $2.7 million. Cash used for changes in operating assets and liabilities consisted of an increase in accounts receivables of $10.1 million due to the increase in revenue, an increase in deferred contract costs of $5.6 million for solar project costs incurred and an increase of $6.2 million for inventory purchases, including $1.8 million for purchases of wireless control inventories and a $4.4 million increase in ballast component inventories due to concerns over supply availability and component shortages. Cash provided by changes in operating assets and liabilities included a $7.6 million increase in accounts payable related to payment terms on inventory purchases and a $3.2 million increase in deferred revenue.

Cash Flows Related to Investing Activities. For the first nine months of fiscal 2012, cash used in investing activities was $3.6 million. This included a net $3.4 million for capital improvements related to our information technology systems, manufacturing and tooling improvements and facility investments and $0.2 million for investment in patent activities.

For the first nine months of fiscal 2011, cash used in investing activities was $5.6 million. This included $3.0 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments, $2.1 million invested in equipment related to our PPA finance programs, $0.3 million for long-term investments and $0.1 million for patent investments.

Cash Flows Related to Financing Activities. For the first nine months of fiscal 2012, cash flows provided by financing activities were $3.8 million. This included $4.6 million in new debt borrowings to fund OTAs, $0.7 million for excess tax benefits from stock-based compensation and $0.1 million received from stock option and warrant exercises. Cash flows used in financing activities included $1.3 million for repayment of long-term debt, $0.3 million for common share repurchases and $0.1 million for debt closing costs.

For the first nine months of fiscal 2011, cash flows provided by financing activities were $2.7 million. This included $2.7 million in new debt borrowings to fund OTA and capital projects, $0.4 million received from stock option exercises and $0.2 million for excess tax benefits from stock-based compensation. Cash flows used in financing activities included $0.5 million for repayment of long-term debt and $0.1 million for costs related to our new credit agreement.

Working Capital

Our net working capital as of December 31, 2011 was $41.5 million, consisting of $65.4 million in current assets and $23.9 million in current liabilities. Our net working capital as of March 31, 2011 was $40.0 million, consisting of $64.2 million in current assets and $24.2 million in current liabilities. Our accounts receivables have decreased from fiscal 2011 year-end by $2.9 million as a result of cash collections from customers. Our inventories increased from our fiscal 2011 year-end by $3.6 million due to a $1.6 million increase in fluorescent lamps due to supply concerns, a $1.2 million increase in raw materials for new products and to help address certain electronic component supply concerns and a $0.8 million increase in our work-in process inventories for product orders to be delivered in our fiscal 2012 fourth quarter.

During fiscal 2011, we increased our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. During fiscal 2012, we have maintained these higher levels of ballast inventories. We continue to monitor supply side concerns within the electronic component market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. During fiscal 2012, we were made aware of concerns over shortages of rare earth minerals used in the production of fluorescent lamps. We have increased our purchase commitments related to these components to ensure that we will have product availability to meet customer demands. We are continually monitoring supply side concerns through conversations with our key vendors and currently believe that supply availability concerns appear to have moderated, but have not diminished to the point where we anticipate reducing safety stock to the levels that existed prior to the electrical components supply issues.

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

The Credit Agreement provides for a revolving credit facility, or Credit Facility, that matures on June 30, 2012. We are currently working on an amendment to the Credit Facility to extend the maturity date to June 30, 2013. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of December 31, 2011, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. In fiscal 2011, we incurred $57,000 of total deferred financing costs related to the Credit Agreement which is being amortized over the two-year term of the Credit Agreement. We had no outstanding borrowings under the Credit Agreement as of March 31, 2011 or December 31, 2011.

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

We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. We satisfied the deposit requirement to waive the unused fee as of December 31, 2011.

OTA Credit Agreement

In September 2011, we entered into a credit agreement with JP Morgan that provided us with $5.0 million immediately available to fund completed customer contracts under our OTA finance program and an additional $5.0 million upon our achievement of meeting a trailing 12-month earnings before interest, taxes, depreciation and amortization (EBITDA) target of $8.0 million. We have one-year from the date of the commitment to borrow under the credit agreement. In September 2011, we borrowed $1.8 million. We did not borrow on the credit facility during our fiscal 2012 third quarter. The borrowing is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 27 individual OTA customer contracts. The current borrowing under the credit agreement bears interest at LIBOR plus 4% and matures in September 2016. The credit agreement includes certain financial covenants, including funded debt to EBITDA and debt service coverage ratios.

Capital Spending

Capital expenditures totaled $3.4 million during the first nine months of fiscal 2012 due to investments in information technologies and other tooling and equipment for new products, as well as cost improvements in our manufacturing facility and a research and training addition to our Manitowoc facility. We expect to incur approximately $1.0 million in capital expenditures during the remainder of fiscal 2012, excluding capital to support expected OTA growth. Our capital spending plans predominantly consist of the completion of projects that have been in place for several months and for which we have already invested significant capital. We consider the investment into our training and research facility critical to our long-term success. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual obligations as of December 31, 2011 (dollars in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Bank debt obligations	$8,685	$2,344	$3,960	$1,492	$889
Cash interest payments on debt	1,241	401	456	155	229
Operating lease obligations	8,177	1,728	1,837	1,702	2,910
Purchase order and cap-ex commitments(1)	14,937	10,454	4,483	—	—

Total	$33,040	$14,927	$10,736	$3,349	$4,028

(1)	Reflects non-cancellable purchase order commitments in the amount of $14.9 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

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

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K/A for the year ended March 31, 2011. There have been no material changes to such exposures since March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2011 pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the assessment of our internal control over financial reporting as of December 31, 2011, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2011:

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

The material weaknesses described above resulted in a restatement of our annual and interim consolidated financial statements. Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011.

Plans for Remediation of Material Weaknesses

Our Board, the Audit & Finance Committee and management have added resources and are developing and implementing new processes, procedures and internal controls to remediate the material weaknesses that existed in our internal control over financial reporting as it related to revenue recognition, our financial close process and our disclosure controls and procedures, as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

Except as described above in Plans for Remediation of Material Weaknesses, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011, which we filed with the SEC on June 14, 2012. During the nine months ended December 31, 2011, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities

The table below summarizes stock repurchases for the three-month period ended December 31, 2011.

			Total Number of
	Total		Shares Purchased as	Approximate Dollar Value
	Number of		Part of Publicly	of Shares that May Yet Be
	Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs(1)	Plans or Programs(1)
October 1—October 31, 2011	—	$—	—	$2,500,000
November 1—November 30, 2011	8,300	$2.62	8,300	$2,478,000
December 1—December 31, 2011	90,000	$2.86	90,000	$2,221,000

	98,300		98,300

(1)	On November 23, 2011, we announced that our board of directors had authorized the repurchase of up to an additional $1.5 million of our outstanding common stock. The action supplemented the $1 million share repurchase authorization announced on November 2, 2011. Unless terminated earlier by resolution of our board of directors, this repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 5.	OTHER INFORMATION

Statistical Data

The following table presents certain statistical data, cumulative from December 1, 2001 through December 31, 2011, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through December 31, 2011
(in thousands, unaudited)
HIF lighting systems sold (1)	2,232
Total units sold (including HIF lighting systems)	3,005
Customer kilowatt demand reduction (2)	700
Customer kilowatt hours saved (2)(3)	19,268,376
Customer electricity costs saved (4)	$1,483,665
Indirect carbon dioxide emission reductions from customers’ energy savings (tons) (5)	12,457
Square footage retrofitted (6)	1,155,627

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 3.0 million units).

(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2011, which is the most current full year for which this information is available, was $0.1002 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table.

(6)	Based on 3.0 million total units sold, which contain a total of approximately 15.0 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	Taxonomy extension schema document

101.CAL	Taxonomy extension calculation linkbase document

101.LAB	Taxonomy extension label linkbase document

101.PRE	Taxonomy extension presentation linkbase document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2012.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended December 31, 2011

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