Form 10-K
period 2012-03-31
ORION ENERGY SYSTEMS, INC.
filed 2012-06-14
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $ 60,978,230.

As of June 6, 2012, there were 22,562,258 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

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

•	our ability to effectively manage the credit risk associated with our increasing reliance on OTA contracts;

•	price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products;

•	loss of one or more key employees, customers or suppliers, including key contacts at such customers;

•	our ability to effectively manage our product inventory to provide our products to customers on a timely basis;

•	the increasing relative volume of our product sales through our wholesale channel;

•	a reduction in the price of electricity;

•	the cost to comply with, and the effects of, any current and future government regulations, laws and policies;

•	our development of, and participation in, new product and technology offerings or applications;

•	increased competition from government subsidies and utility incentive programs;

•	the availability of additional debt financing and/or equity capital;

•	our failure to maintain effective internal controls over financial reporting;

•	legal proceedings; and

•	potential warranty claims.

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

ORION ENERGY SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2012

ITEM 1.	BUSINESS

As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “Orion,” “we,” “us,” “our,” “Company” and similar references are to Orion Energy Systems, Inc. and its consolidated subsidiaries.

Overview

We are a leading power technology enterprise. We research, develop, design, manufacture, market and implement energy management systems consisting primarily of high-performance, energy efficient commercial interior and exterior lighting systems, controls, power data management and cloud-based data storage and related services. We also market and implement renewable energy systems consisting primarily of solar generating photovoltaic systems and wind turbines. We operate in two business segments, which we refer to as our energy management division and our engineered systems division.

Energy Management Division

Our energy management division develops, manufactures, sells and provides technical services for the sale of our commercial high intensity fluorescent, or HIF, and light emitting diode, or LED, lighting systems and energy management systems. Our energy management systems deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. The core of our energy management system is our HIF lighting system that we estimate reduces our customers’ lighting-related electricity costs by approximately 50%, while increasing their quantity of light by approximately 50% and improving lighting quality when replacing traditional high intensity discharge, or HID, fixtures. Our customers typically realize a two-to-three-year payback period from electricity cost savings generated by our HIF and LED lighting systems without considering utility incentives or government subsidies. We have sold and installed our HIF and LED fixtures in over 7,900 facilities across North America, representing over 1.1 billion square feet of commercial and industrial building space, including for many Fortune 500 companies.

Our core energy management system is comprised of: our HIF lighting system; our InteLite wireless lighting controls; our Apollo Solar Light Pipe, which collects and redistributes renewable sunlight and consumes no electricity; and our integrated energy management services. Our technology is designed around managing thermal and optical performance and we are agnostic as it relates to the actual light source. We believe that the implementation of our complete energy management system enables our customers to reduce electricity costs, while permanently reducing base and peak load demand from the electrical grid. From December 1, 2001 through March 31, 2012, we installed more than 2.3 million HIF lighting systems for our commercial and industrial customers. We are focused on leveraging this installed base to expand our customer relationships from single-site implementations of our HIF and LED lighting systems to enterprise-wide roll-outs of our complete energy management system.

We generally have focused on selling retrofit projects whereby we replace inefficient HID, fluorescent or incandescent systems. In fiscal 2012, we generated approximately 36% of our revenue in this segment through direct sales relationships with end users, compared to 46% in fiscal 2011 and 58% in fiscal 2010. We continue to develop resellers and partner relationships that utilize our systematic sales process to increase overall market coverage and awareness in regional and local markets along with electrical contractors who provide installation services for these projects. Reflecting our increased emphasis on expanding this sales channel, approximately 64% of our revenues in this segment in fiscal 2012 were generated from such indirect sales, compared to 54% in fiscal 2011 and 43% in fiscal 2010.

We estimate that the use of our HIF and LED fixtures and controls has resulted in cumulative electricity cost savings for our customers of approximately $1.6 billion and has reduced base and peak load electricity demand by approximately 724 megawatts, or MW, through March 31, 2012. We estimate that this reduced electricity consumption has reduced associated indirect carbon dioxide emissions by approximately 13.7 million tons over the same period.

For a description of the assumptions behind our calculations of customer kilowatt demand reduction, customer kilowatt hours and electricity costs saved and reductions in indirect carbon dioxide emissions associated with our products used throughout this Annual Report on Form 10-K, see the following table and notes:

Cumulative From December 1, 2001 Through March 31, 2012
(in thousands, unaudited)
HIF lighting systems sold (1)	2,304
Total units sold (including HIF lighting systems)	3,122
Customer kilowatt demand reduction (2)	724
Customer kilowatt hours saved (2)(3)	20,606,469
Customer electricity costs saved (4)	$1,586,698
Indirect carbon dioxide emission reductions from customers’ energy savings (tons) (5)	13,674
Square footage retrofitted (6)	1,195,491

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”
(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects when we replace fixtures other than HID fixtures, or when we replace fixtures with products other than our HIF lighting systems (which generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 3.1 million units).
(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand kilowatt (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.
(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kW hour. The national average rate for 2011, which is the most current full year for which this information is available, was $0.1002 per kW hour according to the United States Energy Information Administration.
(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kW hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency, or EPA), by (ii) the number of customer kW hours saved as indicated in the table.
(6)	Based on 3.1 million total units sold, which contain a total of approximately 15.5 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

Engineered Systems Division

In August 2009, we created our engineered systems division, which operates out of our Plymouth, Wisconsin facility and sells and integrates alternative renewable energy systems, such as solar and wind. Our engineered systems division offers solar photovoltaic, or PV, systems to allow our customers to convert sunlight into electricity. We are a distributor, not a manufacturer, of solar PV systems; however, we do manufacture certain wiring assemblies used to connect the individual solar modules to the electrical panel. Our fully integrated solar power services include (i) project development, (ii) engineering, procurement, and construction (EPC) services, (iii) operating and maintenance (O&M) services, and (iv) project finance expertise. We provide EPC services for projects developed directly to our end customers and to projects developed by independent solar power project developers. EPC services include engineering design and related services, advanced development of grid integration solutions, and construction contracting and management. The procurement component of our EPC services includes recommendation and deployment of solar modules and components that we procure from third parties. We provide O&M services which can include all or a combination of the following scopes of work: warranty, preventative and scheduled maintenance, spare parts inventory, monitoring and reporting of plant performance and diagnosing performance to assist customers in maximizing energy production. We began to report the results of our engineered systems division as a separate operating segment in the third quarter of fiscal 2011. Through March 31, 2012, we have contracted with customers to provide systems for 24.0 MW of electricity generation.

Our Industry

As a company focused on providing and implementing energy management systems, our market opportunity is created by growing electricity capacity shortages, underinvestment in transmission and distribution, or T&D infrastructure, high electricity costs and the high financial and environmental costs associated with adding generation capacity and upgrading the T&D infrastructure. The United States electricity market is generally characterized by rising demand, increasing electricity costs and power reliability issues due to continued constraints on generation and T&D capacity. Electricity demand is expected to grow steadily over the coming decades and significant challenges exist in meeting this increase in demand, including the environmental concerns associated with generation assets using fossil fuels. These constraints are causing governments, utilities and businesses to focus on demand reduction and alternative energy supply initiatives, including energy efficiency, demand-side management solutions and renewable energy sources.

Today’s Electricity Market

Growing Demand for Electricity. Demand for electricity in the United States has grown steadily in recent years and is expected to grow significantly for the foreseeable future. According to the Energy Information Administration, or EIA, $372.1 billion was spent on electricity in 2011 in the United States, up from $353.3 billion in 2010 and $247.3 billion in 2001, increases of 5% and 50%, respectively. Additionally, the EIA identified that consumption was 3,692 billion kW hours in 2011 and predicts it will increase by 21% to 4,483 billion kW hours in 2035. According to the North American Electric Reliability Corporation, or NERC, peak demand and anticipated supply resources are expected to grow at approximately the same rate over the next 10 year; however, as NERC notes, if peak demand grows faster than currently forecasted, additional generating resources will be required to maintain system adequacy. According to the International Energy Agency, or IEA, North America is expected to add 842,000 MW of additional capacity at a cost of $3.0 trillion between 2010 and 2035 to reliably meet expected annual growth in demand. Worldwide, the IEA, expects 5,673,000 MW of additional capacity to be required over the same period at a total cost of $17.8 trillion. We believe that meeting this increasing domestic electricity demand will require either an increase in energy supply through capacity expansion, broader adoption of demand management programs and renewables, or a combination of these solutions.

Challenges to Capacity Expansion. Based on the forecasted growth in electricity demand, the EIA, in its Annual Energy Outlook for 2012, estimates that the United States will require 222.5 gigawatts, or GW, of new generating capacity by 2035 (the equivalent of 445 power plants rated at an average of 500 MW each). According to data provided by the IEA, we estimate that new generating capacity and associated T&D investment will cost at least $2.8 million per MW.

In addition to the high financial costs associated with adding power generation capacity, there are environmental concerns about the effects of emissions from additional power plants, especially coal-based power plants. According to the IEA in its Annual Energy Outlook for 2010, “federal and state energy policies recently enacted will stimulate the increased use of renewable technologies and efficiency improvements, slowing the growth of energy-related carbon dioxide emissions through 2035”. Additionally, the EIA believes that by 2035, total carbon dioxide emissions will be approximately 5,806 million metric tons, which is approximately 13% higher than 2010 levels. Of the projected 223 GW of new generating capacity required by 2035, coal-fired plants, which generate significant emissions of carbon dioxide and other pollutants, are projected to account for only 7% of added capacity between 2011 and 2035; however, coal fired generation will still power 26% of the country’s electricity generation in 2035, according to the EIA. We believe that concerns over emissions may make it increasingly difficult for utilities to add coal-based generating capacity. Clean coal energy initiatives are characterized by an uncertain legislative and regulatory framework and would involve substantial infrastructure cost to readily commercialize.

Although the EIA expects clean-burning natural gas-based plants to account for 38% of total required domestic capacity additions between 2011 and 2035, natural gas prices are directly tied to technological developments and opportunities to capture new sources of natural gas, which according to the EIA in its Annual Energy Outlook for 2010 is leading to “a great deal of uncertainty about the long term trend in natural gas prices”. According to the IEA, global natural gas consumption should catch global coal consumption by 2035, with over 80% of the growth in gas consumption coming from developing countries. Additionally, much of the growth is expected to be fueled by non-traditional gas sources, like shale, which accounts for approximately half of estimated global reserves and which is expected to rise to 20% of total global gas output by 2035. Environmentally responsible renewable energy alternatives, such as solar and wind, generally require subsidies and rebates to be cost competitive and do not provide continuous electricity generation. Despite these challenges, the EIA projects that 29% of new capacity additions between 2010 and 2035 will be renewable technologies, due in large part to regulatory initiatives mandating the use of renewable energy sources. We believe these challenges to expanding generating capacity will increase the need for energy efficiency initiatives to meet demand growth.

Underinvestment in Electricity Transmission and Distribution. According to the Department of Energy, or DOE, the majority of United States transmission lines, transformers and circuit breakers — the backbone of the United States T&D system — is more than 25 years old. The underinvestment in T&D infrastructure has led to well-documented power reliability issues, such as the August 2003 blackout that affected a number of states in the northeastern United States. According to a recent report by the Edison Electric Institute, electric utilities spent over $70 billion upgrading their transmission infrastructure between 2001 and 2010 and plan to spend an additional $60 billion for additional infrastructure between 2011 and 2022. Moreover, the IEA projects that the United States will have to invest over $320 billion in new transmission and over $690 Billion in new distribution infrastructure between 2010 and 2035 to support the generation required to meet demand growth and offset planned plant retirements.

High Electricity Costs. Due to the recent recessionary impact within the U.S. during 2009 and 2010, electricity pricing has declined slightly from prior years due to declining demand charges and lower capacity costs for open market purchases of electricity in deregulated states. Prior to 2009, the price of one kWh of electricity (in nominal dollars, including the effects of inflation) had reached historic highs, according to the EIA’s Annual Review of Energy 2007. Based on the most recent EIA electricity rate and consumption data available (March 2012), we estimate that commercial and industrial electricity expenditures rose 87.6% and 42.9%, respectively, from 1998 to 2011, and fell by 1.5% and 0.5%, respectively, in comparing monthly expenditures in February 2011 and February 2012. We believe increases in electricity costs will become more pronounced during an economic upturn or through the aging grid supply system and that electricity cost increases will return to the rates experienced prior to 2009 and will continue to increase. As a result, we believe that electricity costs will continue to be an increasingly significant operating expense for businesses, particularly those with large commercial and industrial facilities.

Our Market Opportunity

We believe that energy efficiency measures represent permanent, cost-effective and environmentally responsible alternatives to expanding electricity capacity in order to meet demand growth. The American Council for an Energy Efficient Economy, or ACEEE, in a 2011 fact sheet, estimated that the United States can reduce up to 25%-30% of its estimated electricity usage over the next 25 to 30 years by deploying all currently available cost-effective energy efficiency products and technologies across commercial, industrial and residential market sectors. Moreover, the ACEEE report asserts that these gains can be achieved at significantly lower costs for energy efficiency ($0.03 per kWh) than for traditional or renewable generation ($0.06 to $0.20 per kWh). As a result, we believe governmental entities, utilities and businesses are increasingly focused on demand reduction through energy efficiency and demand management programs. For example:

•	Forty-nine states, through legislation, regulation or voluntary action, have seen their utilities design and fund programs that promote or deliver energy efficiency. In fact, as of May 1, 2012, only Alaska does not have some form of utility or state energy efficiency programs for any of their commercial or industrial customers.

•	According to the ACEEE, as of October 2011, 27 states have implemented, or were in the process of implementing, Energy Efficiency Resource Standards, or EERS, or have an energy efficiency component to their Renewable Portfolio Standard, or RPS, which generally requires utilities to allocate funds to energy efficiency programs to meet near-term energy savings targets set by state governments or regulatory authorities.

•	In recent years, there has also been an increased focus on “decoupling,” a regulatory initiative designed to break the linkage between utility kWh sales and revenues, in order to remove the disincentives for utilities to promote load reducing initiatives. Decoupling aims to encourage utilities to actively promote energy efficiency by allowing utilities to generate revenues and returns on investment by employing energy management solutions. According to the Pew Center on Global Climate Change, as of October 31, 2011, 20 states had adopted or were considering adopting some form of decoupling for electric utilities.

One method utilities use to reduce demand is the implementation of demand response programs. Demand response is a method of reducing electricity usage during periods of peak demand in order to promote grid stability, either by temporarily curtailing end use or by shifting generation to backup sources, typically at customer facilities. While demand response is an effective tool for addressing peak demand, these programs are called upon to reduce consumption typically for only up to 200 hours per year, based on demand conditions, and require end users to compromise their consumption patterns, for example, by reducing lighting or air conditioning.

We believe that given the costs of adding new capacity and the limited demand time period that is addressed by current demand response initiatives, there is a significant opportunity for more comprehensive energy efficiency solutions to permanently reduce electricity demand during both peak and off-peak periods. We believe such solutions are a compelling way for businesses, utilities and regulators to meet rising demand in a cost-effective and environmentally responsible manner. We also believe that, in order to gain acceptance among end users, energy efficiency solutions must offer substantial energy savings and return on investment, without requiring compromises in energy usage patterns.

The Role of Lighting

Commercial and industrial facilities in the United States employ a variety of lighting technologies, including HID, traditional fluorescents, LED and incandescent lighting fixtures. Our HIF and LED lighting systems typically replace HID fixtures, which operate inefficiently because, according to EPRI, HID fixtures only convert approximately 36% of the energy they consume into visible light. We believe that the U.S. market opportunity for HID retrofits is $9.6 billion. We base this estimate on the most recent EIA Commercial and Manufacturing Energy Consumption Survey published in September 2008, which states that a total of 81.9 billion commercial and industrial square feet are estimated to exist in the U.S. Estimates from the DOE concur with this statistic, as they indicate that there is 85.0 billion square feet of rooftop surface area for commercial and industrial buildings. We estimate that 20.6 billion of these square feet are eligible for HID retrofits, based upon our analysis of the EIA’s market sector data giving consideration to a building’s principal activity or purpose and the related square feet. Based on our experience that each HID fixture covers 450 square feet, approximately 45.7 million HID fixtures would be required to cover the estimated 20.6 billion square feet eligible for HID retrofits, at an estimated average cost per fixture of approximately $210.

Our Solution

50/50 Value Proposition. We estimate our HIF lighting systems generally reduce lighting-related electricity costs by approximately 50% compared to HID fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality. Additionally, our motion controls and advances in full-range dimming technology and strategies, we estimate that savings can reach up to 80%. From December 1, 2001 through March 31, 2012, we believe that the use of our HIF fixtures has saved our customers $1.6 billion in electricity costs and reduced their energy consumption by 20.6 billion kWh.

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

Comprehensive Energy Management System. Our comprehensive energy management system enables us to reduce our customers’ base and peak load electricity consumption. By replacing existing HID fixtures with our HIF lighting systems, our customers permanently reduce base load electricity consumption while significantly increasing their quantity and quality of light. We can also add intelligence to the customer’s lighting system through the implementation of our InteLite wireless dynamic control devices. These devices allow our customers the ability to control and adjust their lighting and energy use levels based upon occupancy and type of occupancy (transient or sustained) for additional cost savings. Finally, we offer a further reduction in electricity consumption through the installation and integration of our Apollo Solar Light Pipe, which is a lens-based device that collects and redistributes renewable sunlight without consuming electricity. By integrating our Apollo Solar Light Pipe and HIF lighting system with the intelligence of our InteLite product line, the output and electricity consumption of our HIF lighting systems can be automatically adjusted based on the level of natural light being provided by our Apollo Light Pipe and, in certain circumstances, our customers can illuminate their facilities and remain “off the grid” during peak hours of the day.

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

Expanded Product/Service Offerings. We have expanded our product and service offerings by providing our customers with alternative renewable energy systems through our Orion Engineered Systems division. We have also introduced exterior lighting products for parking lot, parking garage and convenience store canopies illumination, an LED product offering for freezer and cold storage applications, and a hybrid fixture combining the performance benefits of both LED and fluorescent bulb technologies.

Base and Peak Load Relief for Utilities. The implementation of our energy management systems can substantially reduce our customers’ electricity demand during peak and off-peak periods. Since we believe that commercial and industrial lighting represents approximately 14% of total energy usage in the United States, our systems can substantially reduce the need for additional base and peak load generation and distribution capacity, while reducing the impact of peak demand periods on the electrical grid. We estimate that the HIF fixtures we have installed from December 1, 2001 through March 31, 2012 have had the effect of reducing base and peak load demand by approximately 724 MW.

Environmental Benefits. By allowing for the permanent reduction of electricity consumption, our energy management systems reduce indirect carbon dioxide emissions that are a negative by-product of energy generation. We estimate that one of our HIF lighting systems, when replacing a standard HID fixture, displaces 0.241 kW of electricity, which, based on information provided by the EPA, reduces a customer’s indirect carbon dioxide emissions by approximately 1.2 tons per year. Based on these figures, we estimate that the use of our HIF fixtures has reduced indirect carbon dioxide emissions by approximately 13.7 million tons through March 31, 2012.

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

Large and Growing Customer Base. We have developed a large and growing national customer base, and have installed our products in more than 7,900 commercial and industrial facilities across North America. As of March 31, 2012, we have completed or are in the process of completing retrofits in over 1,600 facilities for our Fortune 500 customers. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers.

Systematized Sales Process. We have invested substantial resources in the development of our innovative sales process. We sell to our end user customers using a systematic multi-step sales process that focuses on our value proposition and provides our sales force with specific, identified tasks that govern their interactions with our customers from the point of lead generation through delivery of our products and services. Management of this process seeks to continually improve salesforce effectiveness while simultaneously improving salesforce efficiency. We also train select partners and resellers to follow our systematic sales process, thereby extending our sales reach while making their businesses more effective.

Innovative Technology. We have developed a portfolio of 39 United States patents primarily covering various elements of our HIF fixtures. We believe these innovations allow our HIF fixtures to produce more light output per unit of input energy compared to competitive HIF product offerings. We also have 23 patents pending that primarily cover various elements of our InteLite wireless controls and our Apollo Solar Light Pipe and certain business methods. To complement our innovative energy management products, we have introduced integrated energy management services to provide our customers with a turnkey solution either at a single facility or across North American facility footprints. We believe that our demonstrated ability to innovate provides us with significant competitive advantages. We believe that our HIF and LED solutions offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID or traditional fluorescent fixtures.

Expanded Product/Service Offerings. We have expanded our product and service offerings by providing our customers with alternative renewable energy systems through our Orion Engineered Systems division. In fiscal 2010, we began researching three test solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the third quarter of fiscal 2010, and executed our first cash sale and our first purchase power agreement, or PPA, as a result of the successful testing of these systems. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We completed the installation and customer acceptance of the third test system during our fiscal 2011 first quarter. During fiscal 2011, we executed seven additional contracts for renewable technology product sales. During fiscal 2012, we executed an additional 21 contracts for solar PV projects. We also have increased sales of our exterior lighting products and solutions for parking lots, gas station canopies and roadway illumination. Additionally, we have expanded our role in the LED market, especially for but not limited to freezer and cold storage applications.

Expanded Partner Network. In addition to selling directly to commercial and industrial customers, we sell our energy management products and services indirectly to end users through wholesale sales to electrical contractors and value-added resellers. In fiscal 2010, we increased our focus on selling through our contractor and value-added reseller channels with the development of a recruitment team that focuses on recruiting and developing partners in key markets with a high saturation of commercial and industrial buildings. In fiscal 2011, we began developing an integrated partner network and have developed standard operating procedures related to their sales and operations. Our integrated partners are required to have in-market technology demonstration centers to showcase our products and are trained to conduct their own energy workshops for their in-market customers. We now have relationships with more than 100 partners, some of whom are exclusive agents for our product lines. We intend to continue to selectively build out our partner network in the future with a focus on geographic regions where we do not currently have a strong partner or retail sales presence.

Strong, Experienced Leadership Team. We have a strong and experienced senior management team led by our chief executive officer, Neal R. Verfuerth, who was the principal founder of our company in 1996 and invented many of the products that form our energy management system. Our senior executive management team of five individuals has a combined 44 years of experience with our company and a combined 69 years of experience in the lighting and energy management industries.

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

Efficient, Scalable Manufacturing Process. We have made significant investments in our manufacturing facility since fiscal 2005, including investments in production efficiencies, automated processes and modern production equipment. These investments have substantially increased our production capacity, which we believe will enable us to support substantially increased demand. In addition, these investments, combined with our modular product design and use of standard components, enable us to reduce our cost of revenue, while better controlling production quality, and allow us to be responsive to customer needs on a timely basis. We generally are able to deliver standard products within several weeks of receipt of order which leads to greater energy savings to customers through shorter implementation time frames. We believe the sales to implementation cycles for our competitors are substantially longer.

Our Growth Strategies

Leverage Existing Customer Base. Over the last several years, we have focused on expanding our relationships with our existing customers by transitioning from single-site facility implementations to comprehensive enterprise-wide roll-outs of our HIF lighting systems. We also intend to leverage our large installed base of HIF lighting systems to implement all aspects of our energy management system, particularly wireless controls and cloud-based power data analysis and storage capabilities, as well as our additional alternative/renewable energy solutions for our existing customers.

Target Additional Customers. We are expanding our base of commercial and industrial customers by executing our systematic sales process with our direct sales force and through our existing resellers and partners. In addition, we are continuing to build on a sales and marketing program designed to develop new relationships with partners, resellers and their respective customers. During fiscal 2012, we added a telemarketing group to generate sales leads and schedule appointments for our internal salespeople and our partners and resellers.

Develop New Sources of Revenue Through Expanded Product/Service Offerings. We have expanded our role in the LED marketplace, and plan to increase sales of LED fixtures for freezer and cold-storage applications, as well as high-bay interior applications. We have improved our InteLite wireless dynamic controls, Apollo Solar Light Pipe and outdoor lighting products to complement our core HIF lighting systems. We are continuing to develop new energy management products and services that can be utilized in connection with our current products, including intelligent HVAC integration controls, renewable energy solutions, comprehensive lighting management software and controls and additional consulting services.

Expanded Partner Network. In addition to selling directly to commercial and industrial customers, we sell our energy management products and services indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We intend to continue to build out our partner network in the future, including the addition of new integration partners and value-added resellers. Our integration partners represent our products exclusively, maintain product demonstration areas within their facilities, are offered our lowest pricing level and follow our standard operating procedures related to their sales, project management and operational activities. Our partner expansion team focuses on aggressively recruiting and developing new partners in markets where we currently do not have representation and markets with high concentrations of commercial and industrial buildings.

Provide Load Relief to Utilities and Grid Operators. Because commercial and industrial lighting represents a significant percentage of overall electricity usage, we believe that as we increase our market penetration, our systems will, in the aggregate, have a significant impact on permanently reducing base and peak load electricity demand. We estimate our HIF lighting systems can generally eliminate demand at a cost of approximately $1.0 million per MW when used in replacement of typical HID fixtures, as compared to the IEA’s estimate of approximately $3.5 million per MW of capacity for new generation and T&D assets. We have been marketing our energy management systems directly to utilities and grid operators as a lower-cost, permanent and distributed alternative to capacity expansion. We believe that utilities and grid operators may increasingly view our systems as a way to help them meet their requirements to provide reliable electric power to their customers in a cost-effective and environmentally responsible manner. In addition, we believe that potential regulatory decoupling initiatives could increase the amount of incentives that utilities and grid operators will be willing to pay us or our customers for the installation of our systems.

Continue to Improve Operational Efficiencies. We are focused on continually improving the efficiency of our operations to increase the profitability of our business. In our manufacturing operations, we pursue opportunities to reduce our materials, component and manufacturing costs through product engineering, manufacturing process improvements, research and development on alternative materials and components, volume purchasing and investments in manufacturing equipment and automation. We also seek to reduce our installation costs by training our authorized installers to perform retrofits more efficiently and cost effectively. We have also undertaken initiatives to achieve operating expense efficiencies by more effectively executing our systematic multi-step sales process and focusing on geographically-concentrated sales efforts. We believe that realizing these efficiencies will enhance our profitability potential and allow us to continue to deliver our compelling value proposition.

Products and Services

We provide a variety of products and services that together comprise our energy management system. The core of our energy management system is our HIF lighting platform, which we primarily sell under the Compact Modular brand name. We offer our customers the option to build on our core HIF lighting platform by adding our InteLite wireless dynamic control devices and Apollo Solar Light Pipes. Together with these products, we offer our customers a variety of integrated energy management services, such as system design, project management and installation. We refer to the combination of these products and services as our energy management system. Additionally, we provide renewable energy solutions, including solar and wind energy solutions to our customers.

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

LED technology. When it comes to LED technology, we believe we have taken a responsible approach, focusing our research and development efforts on our core competencies: optical and thermal management and control. We recently introduced our first LED product into the cold-storage industry. Due to improvements in LED technology, drastic reduction of chip prices, availability of name-brand drivers and seamless integration with our InteLite controls, we believe that LED will become a larger part of our overall interior lighting strategy moving forward.

InteLite Dynamic Control Device. Our InteLite wireless dynamic control products allow customers to remotely communicate with and give commands to individual light fixtures and other peripheral devices through web-based software, and allow the customer to configure and easily change the control parameters of each fixture based on a number of inputs and conditions, including time-of-day, motion and ambient light levels. Our InteLite products can be added to our HIF lighting systems during or after installation on a “plug and play” basis by coupling the wireless transceivers directly with the modular power pack. Because of their modular design, our InteLite wireless products can be added to our energy management system easily and at lower cost when compared to lighting systems that require similar controls to be included at original installation or retrofitted. Recent improvements to our InteLite products allow us to provide reporting and metering capabilities at the individual control unit level. These capabilities allow for our customers to measure and evaluate energy consumption at the process level. Data can be collected and exported, allowing our customers to perform energy analysis across their facilities to identify operational practices and behaviors that better manage energy costs.

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

Renewable Energy Products. Our engineered systems division offers solar photovoltaic, or PV, systems to allow our customers to convert sunlight into electricity. We are a distributor, not a manufacturer, of solar PV systems; however, we do manufacture certain wiring assemblies used to connect the individual solar modules to the electrical panel. Our fully integrated solar power services include (i) project development; (ii) engineering, procurement, and construction (EPC) services; (iii) operating and maintenance (O&M) services; and (iv) project finance expertise. We provide EPC services for projects developed directly to our end customers, to projects developed by independent solar power project developers. EPC services include engineering design and related services, advanced development of grid integration solutions, and construction contracting and management. The procurement component of our EPC services includes recommendation and deployment of solar modules and components that we procure from third parties. We provide O&M services which can include all or a combination of the following scopes of work: warranty, preventative and scheduled maintenance, spare parts inventory, monitoring and reporting of plant performance and diagnosing performance to assist customers in maximizing energy production. We have developed a network of finance partners with experience in structuring non-recourse project debt finance, operating and capital leases, power purchase agreements (PPA) and project equity from tax oriented and strategic industry equity investors. We can provide support in arranging and/or facilitating financing for projects on behalf of our customers.

Cloud-based data computing, storage. We recently received Microsoft’s coveted High Potential Managed Partner status, which only 1 percent of Microsoft’s partners attain. We offer Microsoft’s Windows Azure cloud computing and SQL Azure data storage, which allows for real-time energy use analysis and maximum energy savings.

Other Products. We also offer our customers a variety of other HIF fixtures to address their lighting and energy management needs, including fixtures designed for agribusinesses, parking lots, roadways, outdoor applications and private label resale.

Our warranty policy generally provides for a limited one-year warranty on our products. Ballasts, lamps and other electrical components are excluded from our standard warranty since they are covered by separate warranties offered by the original equipment manufacturers. We coordinate and process customer warranty inquiries and claims, including inquiries and claims relating to ballast and lamp components, through our customer service department.

Services

We provide a range of fee-based lighting-related energy management services to our customers, including:

•	comprehensive site assessment, which includes a review of the current lighting requirements and energy usage at the customer’s facility;

•	site field verification (SFV) or technology demonstration measurement verification (TDMV), during which we perform a test implementation of our energy management system at a customer’s facility upon request;

•	utility incentive and government subsidy management, where we assist our customers in identifying, applying for and obtaining available utility incentives or government subsidies;

•	engineering design, which involves designing a customized system to suit our customer’s facility lighting and energy management needs, and providing the customer with a written analysis of the potential energy savings and lighting and environmental benefits associated with the designed system;

•	project management, which involves our working with the electrical contractor in overseeing and managing all phases of implementation from delivery through installation for a single facility or through multi-facility roll-outs tied to a defined project schedule;

•	installation services, for our products, which we provide through our national network of qualified third-party installers; and

•	recycling in connection with our retrofit installations, where we remove, dispose of and recycle our customer’s legacy lighting fixtures.

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

Our Customers

We primarily target commercial and industrial customers who have warehousing and manufacturing facilities. As of March 31, 2012, we have installed our products in 7,986 commercial and industrial facilities across North America. Our diversified customer base includes:

American Standard International Inc. Anheuser-Busch Companies, Inc. Avery Dennison Corp. Big Lots Inc. The Coca-Cola Co.	Ecolab, Inc. Gap, Inc. General Electric Co. Kraft Foods Inc. Miller Coors LLC	Newell Rubbermaid Inc. OfficeMax, Inc. PepsiCo Inc. Sealed Air Corp. Sherwin-Williams Co.	SYSCO Corp. Textron, Inc. Toyota Motor Corp. United Stationers Inc. U.S. Foodservice

No single customer accounted for 10% or more of our total revenue in any of our last three fiscal years.

Sales and Marketing

We sell our products directly to commercial and industrial customers using a systematic multi-step process that focuses on our value proposition and provides our sales force with specific protocol for working with our customers from the point of lead generation through delivery of our products and services. In fiscal 2010, we increased our sales and marketing headcount to further develop opportunities for our controls and exterior lighting products within the utility and governmental markets, expanded sales and sales support personnel dedicated to our in-market sales programs and added technical expertise for our wireless controls product lines. In fiscal 2011, we upgraded our Customer Relationship Management system, or CRM, to improve the information and tracking of our customer project pipeline and expanded the CRM system to include our elite partners, providing visibility into their project pipelines as well. In fiscal 2012, we created a telemarketing function for the purpose of lead generation and customer appointment scheduling, established a sales and technology office in Houston, Texas, and increased our sales and marketing headcount through the addition of direct in-market salespeople.

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

We also sell our products on a wholesale basis to electrical contractors and value-added resellers. We often train our value-added resellers to implement our systematic sales process to more effectively resell our products to their customers. We attempt to leverage the customer relationships of these electrical contractors and value-added resellers to further extend the geographic scope of our selling efforts. In fiscal 2010, we increased our focus on selling through our contractor and value-added reseller channels through participation in national trade organizations, by providing training on our sales methodologies, including the development and distribution of standard sales partner operating procedures and by providing training to our partners to enable them to conduct their own energy workshops with their customer and prospect bases. We intend to focus on expanding our partner network, selectively adding new partners in geographic regions where we do not currently have a significant market presence.

We have historically focused our marketing efforts on traditional direct advertising, as well as developing brand awareness through customer education and active participation in trade shows and energy management seminars. In fiscal 2013, we expect to continue to selectively invest in advertising and marketing campaigns to increase the visibility of our brand name and raise awareness of our value proposition. In the past, these efforts have included participating in national, regional and local trade organizations, exhibiting at trade shows, executing targeted direct mail campaigns, advertising in select publications, public relations campaigns and other lead generation and brand building initiatives. We are also actively training contractors and partners on how to effectively represent our product offering and have designed an intensive classroom training program, which we refer to as Orion University, to complement the energy management workshops we conduct in the field.

Competition

The market for energy management products and services is fragmented. We face strong competition primarily from manufacturers and distributors of energy management products and services as well as electrical contractors. We compete primarily on the basis of technology, price, quality, customer relationships, energy efficiency, customer service and marketing support.

There are a number of lighting fixture manufacturers that sell HIF products that compete with our Compact Modular product line. Some of these manufacturers also sell HID products that compete with our HIF lighting systems, including Cooper Industries, Ltd., Hubbell Incorporated and Acuity Brands, Inc. These companies generally have large and diverse product lines. Many of these competitors are better capitalized than we are, have strong existing customer relationships, greater name recognition, and more extensive engineering and marketing capabilities. We also compete for sales of our HIF lighting systems with manufacturers and suppliers of older fluorescent technology in the retrofit market. Some of the manufacturers of HIF and HID products that compete with our HIF lighting systems sell their systems at a lower initial capital cost than the cost at which we sell our systems, although we believe based on our industry experience that these systems generally do not deliver the light quality and the cost savings that our HIF lighting systems deliver over the long-term.

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

The renewable energy sector is highly competitive and continually evolving as sector participants strive to distinguish themselves within their markets. Competition in the renewable energy sector has resulted in significant materials price reductions and lower margins for solar panel providers, resulting in several panel providers being forced out of business during calendar year 2011. In the engineering and procurement sector, we compete with other energy service companies who provide similar engineering and contracting services, with roofing and electrical contractors who are seeking to expand their revenue generating product offerings and with solar panel manufacturers who are seeking to expand their renewable services product offering.

We also face competition from companies who provide energy management services. Some of these competitors, such as Johnson Controls, Inc. and Honeywell International, provide basic systems and controls designed to further energy efficiency. Other competitors provide demand response systems that compete with our energy management systems, such as Comverge, Inc. and EnerNOC, Inc.

Intellectual Property

As of March 31, 2012, we had been issued 39 United States patents, and had applied for 23 additional United States patents. The patented and patent pending technologies include the following:

•	Portions of our core HIF lighting technology (including our optically efficient reflector and some of our thermally efficient fixture I-frame constructions) are patented with additional patents pending.

•	Our ballast assembly method is patent pending.

•	Our Apollo Solar Light Pipe technology and its manufacturing methods are patented with additional patents pending.

•	Our wireless lighting control system is patent pending.

•	The technology and methodology of our OTA financing program is patent pending.

•	Our exterior lighting fixture technology is patented with additional patents pending.

•	Our hybrid HIF and LED lighting fixture technology is patent pending.

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

We generally maintain a significant supply of raw material and purchased and manufactured component inventory. We manufacture products to order and are typically able to ship most orders within 14 days of our receipt of a purchase order. We contract with transportation companies to ship our products and manage all aspects of distribution logistics. We generally ship our products directly to the end user.

Research and Development

Our research and development efforts are centered on developing new products and technologies, enhancing existing products, and improving operational and manufacturing efficiencies. The products, technologies and services we are developing are focused on increasing end user energy efficiency. We are also developing lighting products based on LED technology, intelligent HVAC integration controls, direct solar solutions and comprehensive lighting management software. Our research and development expenditures were $1.9 million, $2.3 million and $2.5 million for fiscal years 2010, 2011 and 2012, respectively.

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

Our Corporate and Other Available Information

We were incorporated as a Wisconsin corporation in April 1996 and our corporate headquarters are located at 2210 Woodland Drive, Manitowoc, Wisconsin 54220. Our Internet website address is www.oesx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC.

Employees

As of March 31, 2012, we had 256 full-time and 21 part-time employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We consider our relations with our employees to be good.

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

The volatility and uncertainty in the financial and credit markets along with current political uncertainty has led many customers to adopt strategies for conserving cash, including limits on capital spending. Our HIF lighting systems are often purchased as capital assets and therefore are subject to capital availability. Uncertainty around such availability has led customers to delay purchase decisions, which has elongated the duration of our sales cycles. Along with limiting capital spending, some customers have reduced expenses by closing facilities and reducing workforces. As a result, facilities that were or may be considering installing our HIF lighting systems have closed or may close. Due to downsizings, key contacts and decision-makers at some of our customers have lost or may lose their jobs, which requires us to re-initiate the sales cycle with other personnel, further elongating the sales cycle. We have experienced, and may in the future experience, variability in our operating results, on both an annual and a quarterly basis, as a result of these factors.

Our financial performance is dependent on our ability to execute on our growth strategy.

Our fiscal 2013 operating plan and financial expectations are predicated upon our growth strategy, and our ability to achieve our desired growth depends on our execution in areas including proposal development, marketing, sales training, project management and our new telemarketing initiative, and our ability to expand our partner network rapidly, as well as other factors. If we are unable to successfully execute in any of these areas or on our growth strategy as a whole, our business and financial performance will likely be adversely affected.

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

Our renewable energy technologies involve many risks and uncertainties and many new technologies do not become commercially profitable products, applications or services despite extensive development and commercialization efforts.

In fiscal 2012, we continued the expansion that began in fiscal 2010 of our product and service offerings by providing our customers with alternative renewable energy systems, such as photovoltaic solar systems and wind energy systems through our Orion Engineered Systems division. This division continues to conduct research on various additional renewable energy technologies that we may be able to add to our menu of products, applications and services offered, making recommendations to our senior management regarding the technologies’ viability and developing commercialization tactics.

The process of developing and commercializing new products, applications and services, particularly relating to alternative renewable energy systems, is typically both time-consuming and costly and usually involves a high degree of business risk. We may be unable to successfully develop or commercialize new technologies in the form of new products, applications or services. This process may involve substantial expenditures in research and development, sourcing and marketing. Commercialization of new technological products, applications and services often requires a very long lead time. Because it is generally not possible to predict the amount of time required or the costs involved in achieving new product, application or service introduction objectives, actual development and commercialization costs may exceed budgeted amounts and estimated development and commercialization schedules may be extended. Developing new technological products, applications and services, and creating effective commercialization strategies for new renewable energy technologies, are subject to inherent risks that may include:

•	Unanticipated and/or substantial delays;

•	Unanticipated and/or substantially increased costs;

•	Unrecoverable and/or substantially increased expenses;

•	Technical, reliability, durability or quality problems, including potential warranty and/or product liability claims;

•	Insufficiency of dedicated or budgeted funds;

•	Inability to meet targeted cost or performance objectives;

•	Inability of our suppliers of new products to remain solvent;

•	Inability to satisfy industry standards or consumer expectations and needs;

•	Regulatory obstacles;

•	Competition;

•	Inability to prove the original concept;

•	Lack of demand; and

•	Diversion of our management’s and employees’ focus and/or attention.

The occurrence of any one or more of these risks could cause us to incur substantial costs and expenses or even to abandon or substantially delay or change our strategy of exploring the addition of new alternative renewable energy technologies into our product, application and service offerings.

Orion Engineered Systems may not be able to identify suitable new technologies, may invest too much in new technologies, or could fail to develop new products, applications or services successfully.

Identifying suitable new alternative renewable energy technologies for addition into our product, application and service offerings may be difficult, and the failure to do so could harm our growth strategy. If we make an investment in one or more new alternative renewable energy technologies, we could have difficulty developing and commercializing it or integrating it into our product, application or service offerings. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses and/or capital expenditures. As a result, our failure to fully develop and commercialize potential new alternative renewable energy technologies or to integrate them effectively into our product, application and service offerings properly could have a material adverse effect on our business, financial condition and operating results.

Orion Engineered System’s pursuit of solar photovoltaic and/or wind electricity generating technologies is subject to risks specific to the solar photovoltaic and/or wind industry.

If we continue to expand our offerings of solar photovoltaic electricity generating technologies and/or wind electricity generating technologies into our product, application or service offerings, such business pursuits will involve risks specifically associated with such industries, including:

•	The market for solar photovoltaic and wind electricity generating technologies has been adversely affected by the recessionary economic conditions, and we cannot guarantee that demand will return or increase in the future.

•	The solar industry has experienced several high profile bankruptcies over the last eighteen months. Despite our efforts to research the financial health of our solar suppliers, future solvency concerns regarding our suppliers can negatively impact our ability to secure new customers and sell additional PV systems to existing customers.

•	A variety of solar power, wind power and other renewable energy technologies may be currently under development by other companies that could result in higher or more effective product performance than the performance expected to be produced by any technology that we decide to offer.

•	Our ability to generate revenue and profitability from adding solar photovoltaic and/or wind electricity generating technologies into our product, application or service offerings is dependent on consumer acceptance and the economic feasibility of solar and/or wind generated energy.

•	A drop in the retail price of conventional energy or other alternate renewable energy sources may negatively impact our ability to generate revenue and profitability from solar photovoltaic and/or wind generated energy technologies.

•	The reduction, elimination or expiration of government mandates and subsidies or economic or tax rebates, credits and/or incentives for alternative renewable energy systems would likely substantially reduce the demand for, and economic feasibility of, any solar photovoltaic and/or wind electricity generating products, applications or services and could materially reduce any prospects for our successfully introducing any new products, applications or services using such technologies.

The occurrence of any one or more of these risks could cause us to incur substantial costs and expenses or even to abandon or delay our strategy with respect to these industries.

We may not be able to obtain equity capital or debt financing necessary to effectively introduce and commercialize any new alternative renewable energy technologies identified by Orion Engineered Systems into our product, application and service offerings.

Our existing capital resources may not be sufficient to effectively introduce and commercialize any new alternative renewable energy technologies identified by Orion Engineered Systems into our product, application and service offerings. We may not be able to obtain sufficient equity capital and/or debt financing required to do so or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability to us of equity capital or debt financing on acceptable terms and conditions include:

•	The price, volatility and trading volume and history of our common stock.

•	Our current and future financial results and position.

•	The market’s view of our industry and products.

•	The perception in the equity and debt markets of our ability to execute our business plan or achieve our operating results expectations.

Our inability to obtain the capital necessary to introduce new products to the market could have an adverse effect on our growth strategy and business operations.

We operate in a highly competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected.

We face strong competition primarily from manufacturers and distributors of energy management products and services, as well as from electrical contractors. We compete primarily on the basis of customer relationships, price, quality, energy efficiency, customer service and marketing support. Our products are in direct competition with high intensity discharge, or HID, technology, as well as other HIF and LED products and older fluorescent technology in the lighting systems retrofit market.

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

We may be vulnerable to price increases for components or raw materials that we require for our products, including aluminum, copper, certain rare earth minerals, ballasts, power supplies and lamps. In particular, our cost of aluminum can be subject to commodity price fluctuation. Further, suppliers’ inventories of certain components that our products require may be limited and are subject to acquisition by others. We have had to purchase quantities of certain components that are critical to our product manufacturing and were in excess of our estimated near-term requirements as a result of supplier delivery constraints and concerns over component availability, and we may need to do so in the future. As a result, we have had, and may need to continue, to devote additional working capital to support a large amount of component and raw material inventory that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to provide for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any shortages or interruptions in supply of our components or raw materials could disrupt our operations. If any of these events occurs, our results of operations and financial condition could be materially adversely affected.

Our success is largely dependent upon the skills, experience and efforts of our senior management, and the loss of their services could have a material adverse effect on our ability to expand our business or to maintain profitable operations.

Our continued success depends upon the continued availability, contributions, skills, experience and effort of our senior management. We are particularly dependent on the services of Neal R. Verfuerth, our chief executive officer and principal founder, Michael J. Potts, our president and chief operating officer, and John Scribante, our president of Orion Engineered Systems division. Messrs. Verfuerth, Potts and Scribante have major responsibilities with respect to sales, engineering, product development, operations and executive administration. We do not have a formal succession plan in place for Messrs. Verfuerth, Potts and Scribante. Our current employment agreements with Messrs. Verfuerth, Potts and Scribante do not guarantee their respective services for a specified period of time. All of the current employment agreements with our senior management team may be terminated by the employee at any time and without notice. While all such agreements include noncompetition and confidentiality covenants, there can be no assurance that such provisions will be enforceable or adequately protect us. The loss of the services of either of these persons might impede our operations or the achievement of our strategic and financial objectives, and we may not be able to attract and retain individuals with the same or similar level of experience or expertise. Additionally, while we have key man insurance on the lives of Messrs. Verfuerth and Potts and other members of our senior management team, such insurance may not adequately compensate us for the loss of these individuals. The loss or interruption of the service of members of our senior management, particularly Messrs. Verfuerth, Potts or Scribante, or our inability to attract or retain other qualified personnel could have a material adverse effect on our ability to expand our business, implement our strategy or achieve profitable operations.

We have made a significant investment in inventory related to our wireless controls product offering, which is costly and, if not properly managed, may result in an inability to provide our products on a timely basis or in unforeseen valuation adjustments.

Our wireless control inventories comprised approximately 50% of our total March 31, 2012 inventory balance of $30.5 million. The components for our wireless inventories are manufactured and assembled overseas and require longer delivery lead times. Suppliers require deposit payments at time of purchase order and suppliers also require volume commitments to secure production capacity. We maintain this significant investment in our wireless controls inventory in order to provide prompt and complete service to our customers. There can be no guarantees that our customers will purchase our wireless technologies or that unforeseen evolutions in technologies may render our inventories unsalable. Additionally, price changes or other circumstances could result in unforeseen valuation adjustments to such inventories, which could have a negative effect on our results of operations and financial condition.

We depend upon a limited number of customers in any given period to generate a substantial portion of our revenue and the loss of significant customers could have an adverse effect on our operations.

We do not have long-term contracts with our customers, and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 31% and 44%, respectively, of our total revenue for fiscal 2011 and 2012. In fiscal 2011 and fiscal 2012, our top customer accounted for less than 8% and 9% of our total revenues, respectively. We expect large retrofit and roll-out projects and large single location solar projects to continue to be a significant component of our total revenue. As a result, we may experience more customer concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant customers could have a material adverse effect on our results of operations in any given future period.

We depend on a limited number of key suppliers and the loss of a key supplier could have an adverse effect on our operations.

We depend on certain key suppliers for the raw materials and key components that we require for our current products, including sheet, coiled and specialty reflective aluminum, power supplies, ballasts and lamps. In particular, we buy most of our specialty reflective aluminum from a single supplier and we also purchase most of our ballast and lamp components from a single supplier. Additionally, while we purchase solar panels from several vendors, we have experienced business disruption in the past as solar suppliers have gone out of business. Purchases of components from our current primary ballast and lamp supplier constituted 22% and 14% of our total cost of revenue in fiscal 2011 and fiscal 2012, respectively. If these components become unavailable, or our relationships with suppliers become strained, particularly as relates to our primary suppliers, our results of operations and financial condition could be materially adversely affected.

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

Over the past 12 months, we have financed our OTA contracts through a blend of bank debt and through the non-recourse sale of the equipment to third party equipment finance providers. If we choose to increase the amount of OTA contracts funded by debt, we may not be able to obtain such debt financing on acceptable terms or conditions. Any national economic downturn or disruption of financial markets could reduce our access to capital necessary for these programs. The agreements and their increased use also may subject us to additional credit risk as we do not have a long history or experience related to longer term credit decision making.

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

Our future success depends on continued commercial acceptance of our energy management products and services. If we are unable to convince current and potential customers of the advantages of our HIF and LED lighting systems and energy management products and services, then our ability to sell our HIF and LED lighting systems and energy management products and services will be limited. In addition, because the market for energy management products and services is rapidly evolving, we may not be able to accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. If the market for our HIF and LED lighting systems and energy management products and services does not continue to develop, or if the market does not accept our products, then our ability to grow our business could be limited and we may not be able to increase our revenue or achieve profitability.

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

In the future, we may pursue acquisitions of, or investments in, new product lines, businesses or technologies to expand our current capabilities. We have limited experience in making such acquisitions or investments. Acquisitions present a number of potential risks and challenges that could disrupt our business operations, increase our operating costs or capital expenditure requirements and reduce the value of the acquired product line, business or technology. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel, or businesses might result in significant transaction costs, operating difficulties or unexpected expenditures, and might require significant management attention that would otherwise be available for ongoing development of our business. If we are successful in completing an acquisition, we may not be able to integrate the acquired product line, business or technology into our existing business and products, and we may not achieve the anticipated benefits of any acquisition. Furthermore, potential acquisitions and investments may divert our management’s attention, require considerable cash outlays and require substantial additional expenses that could harm our existing operations and adversely affect our results of operations and financial condition. To complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or incur amortization expenses and write-downs of acquired assets, which could dilute the interests of our shareholders or adversely affect our profitability.

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

We own United States patents and patent applications for some of our products, systems, business methods and technologies. We offer no assurance about the degree of protection which existing or future patents may afford us. Likewise, we offer no assurance that our patent applications will result in issued patents, that our patents will be upheld if challenged, that competitors will not develop similar or superior business methods or products outside the protection of our patents, that competitors will not infringe upon our patents, or that we will have adequate resources to enforce our patents. Effective protection of our United States patents may be unavailable or limited in jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements. In addition, because some patent applications are maintained in secrecy for a period of time, we could adopt a technology without knowledge of a pending patent application, and such technology could infringe a third party’s patent.

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

In addition, third parties may bring infringement and other claims that could be time-consuming and expensive to defend. Also, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products, services or business methods and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all. It is possible that our intellectual property rights may not be valid or that we may infringe upon existing or future proprietary rights of others. Any successful infringement claims could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products, services and business methods and require us to redesign or, in the case of trademark claims, re-brand our company or products, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

Our quarterly revenue and operating results have fluctuated in the past and will likely vary from quarter to quarter in the future. For example, our first fiscal quarter typically reflects operating results that do not compare favorably with our other fiscal quarters. You should not rely upon the results of one quarter as an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our common stock to decline substantially. If the price of our common stock is volatile or falls significantly below our current price, we may be the target of securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could adversely affect our business, results of operations or financial condition.

Our net operating loss carryforwards may be subject to limitation based upon ownership changes.

As of March 31, 2012, we had aggregate federal net operating loss carryforwards of approximately $7.0 million and state net operating loss carryforwards of approximately $4.5 million. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us. In fiscal 2008, utilization of our net operating loss carryforwards was limited to $3.0 million. For fiscal 2010, 2011 and 2012, utilization of our net operating loss carryforwards was not limited.

Our net operating loss carryforwards may be subject to a valuation adjustment if we do not maintain our profitability.

As of March 31, 2012, we had aggregate federal net operating loss carryforwards of approximately $7.0 million and state net operating loss carryforwards of approximately $4.5 million. Our ability to utilize our net operating loss carryforwards and related deferred tax assets is based upon our ability to generate future taxable income. Our ability to generate future taxable income can be impacted by many circumstances. If we fail to maintain our recent profitability, our net operating loss carryforwards and related deferred tax assets may be subject to a valuation adjustment.

We are subject to financial and operating covenants in our credit agreement and any failure to comply with such covenants could result in our being unable to borrow under the agreement and other negative consequences.

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

The failure to establish and maintain internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. As of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls were not effective due to the certain material weaknesses. The failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of our common stock.

The restatements of our historical financial statements has consumed a significant amount of our time and resources and may have a material adverse effect on our reputation, business and stock price.

Previously, we have restated our consolidated financial statements for fiscal 2010 and fiscal 2011, our first three quarters of fiscal 2010 and 2011 and our first two quarters of fiscal 2012. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Furthermore, we cannot guarantee that we will have no inquiries from the SEC regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources. Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and shareholder lawsuits related thereto.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

We own our approximately 266,000 square foot manufacturing and distribution facility in Manitowoc, Wisconsin. We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our Manitowoc manufacturing and distribution facility. We own our approximately 23,000 square foot sales and operations support facility in Plymouth, Wisconsin. Our Plymouth facility is used by our Orion Engineered Systems segment. We also lease a 5,600 square foot sales and technology office in Houston, Texas.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of our business. As of the date hereof, we believe that the ultimate resolution of such claims in the ordinary course of business will not materially affect our financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of our Common Stock

Our common stock is listed on the NYSE MKT under the symbol “OESX”. The following table sets forth the range of high and low sales prices per share as reported on the NYSE MKT for the periods indicated.

	High	Low
Fiscal 2011
First Quarter	$5.43	$2.84
Second Quarter	$3.43	$2.10
Third Quarter	$4.14	$3.11
Fourth Quarter	$4.94	$3.21

Fiscal 2012
First Quarter	$4.29	$2.99
Second Quarter	$4.10	$2.31
Third Quarter	$3.20	$2.34
Fourth Quarter	$3.46	$2.20

Shareholders

The closing sales price of our common stock on the NYSE MKT as of June 6, 2012 was $2.26. As of June 6, 2012, there were approximately 255 record holders of the 22,562,258 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our existing credit agreement restrict the payment of cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions (including those under our loan agreements) and other factors that our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under the 2003 Stock Option Plan and the 2004 Equity Incentive Plan as of March 31, 2012.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (1)
Equity Compensation plans approved by security holders	3,697,633	$3.76	1,406,090
Equity Compensation plans not approved by security holders	—	—	—

Total	3,697,633	$3.76	1,406,090

(1)	Excludes shares reflected in the column titled “Number of Securities to be Issued Upon Exercise of Outstanding Options”.

Issuer Purchase of Equity Securities

The table below summarizes our repurchases of our common stock during the three-month period ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – January 31, 2012	5,000	$2.68	5,000	$2,207,000
February 1 – February 29, 2012	40,000	$2.56	40,000	$2,105,000
March 1 – March 31, 2012	135,000	$2.55	135,000	$1,760,000

(1)	In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock, which was increased to a total of $7.5 million in April 2012. Through March 31, 2012, the Company had repurchased approximately $740,000 of its shares under this repurchase plan.
(2)	Excludes the increase of the amount of the stock repurchase program to $7.5 million in April 2012.

Unregistered Sales of Securities

None

Stock Price Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 19, 2007, the date we priced our stock pursuant to our IPO, through March 31, 2012, for (1) our common stock, (2) the Russell 2000 Index and (3) The NASDAQ Clean Edge Green Energy Index. Data for the Russell 2000 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. The stock price performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

	December 19,	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2008	2009	2010	2011	2012
Orion Energy Systems, Inc.	$100	$73	$34	$38	$31	$18
Russell 2000 Index	$100	$91	$57	$93	$117	$118
NASDAQ Clean Edge Green Energy Index	$100	$78	$36	$54	$58	$37

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2010, 2011 and 2012 and the consolidated balance sheet data as of March 31, 2011 and 2012 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated statements of operations data for the years ended March 31, 2008 and 2009, and the consolidated balance sheet data as of March 31, 2008, 2009 and 2010 have been derived from our audited consolidated financial statements which are not included in this Form 10-K. The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share amounts)
Consolidated statements of operations data:

Product revenue	$65,359	$63,008	$60,882	$75,870	$90,782
Service revenue	15,328	9,626	7,191	6,167	9,780

Total revenue	80,687	72,634	68,073	82,037	100,562
Cost of product revenue(1)	42,127	42,235	40,063	49,809	62,842
Cost of service revenue	10,335	6,801	5,266	4,589	7,682

Total cost of revenue	52,462	49,036	45,329	54,398	70,524

Gross profit	28,225	23,598	22,744	27,639	30,038
General and administrative expenses(1)	10,200	10,451	12,836	11,686	11,399
Sales and marketing expenses(1)	8,832	11,261	12,596	13,674	15,599
Research and development expenses(1)	1,832	1,942	1,891	2,333	2,518

Income (loss) from operations	7,361	(56)	(4,579)	(54)	522
Interest expense	1,390	167	256	406	551
Gain (loss) on sale of receivables	—	—	(561)	(1,012)	32
Extinguishment of debt	—	—	250	—	—
Dividend and interest income	1,189	1,661	670	571	850

Income (loss) before income tax	7,160	1,438	(4,476)	(901)	853
Income tax expense (benefit)	2,750	927	(1,003)	(1,242)	370

Net income (loss)	4,410	511	(3,473)	341	483
Accretion of redeemable preferred stock and preferred stock dividends(2)	(225)	—	—	—	—
Participation rights of preferred stock in undistributed earnings(3)	(775)	—	—	—	—

Net income (loss) attributable to common shareholders	$3,410	$511	$(3,473)	$341	$483

Net income (loss) per share attributable to common shareholders:

Basic	$0.22	$0.02	$(0.16)	$0.02	$0.02
Diluted	$0.19	$0.02	$(0.16)	$0.01	$0.02
Weighted-average shares outstanding:

Basic	15,548	25,352	21,844	22,678	22,953
Diluted	23,454	27,445	21,844	23,198	23,387

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2010	2011	2012
	(in thousands)
Cost of product revenue	$222	$187	$189
General and administrative expenses	539	560	548
Sales and marketing expenses	691	523	501
Research and development expenses	39	31	29

Total stock-based compensation expense	$1,491	$1,301	$1,267

(2)	For fiscal 2008, represents the impact attributable to the accretion of accumulated dividends on our Series C preferred stock, plus accumulated dividends on our Series A preferred stock prior to its conversion into common stock on March 31, 2007.
(3)	For fiscal 2008, represents the impact attributable to the accretion of accumulated dividends on our Series C preferred stock, plus accumulated dividends on our Series A preferred stock prior to its conversion into common stock on March 31, 2007.

	As of March 31,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated balance sheet data:

Cash and cash equivalents	$78,312	$36,163	$23,364	$11,560	$23,011
Short-term investments	2,404	6,490	1,000	1,011	1,016
Total assets	130,702	103,722	104,578	121,087	125,650
Long-term debt, less current maturities	4,473	3,647	3,156	4,225	6,704
Shareholder notes receivable	—	—	—	(193)	(221)

Shareholders’ equity	$113,190	$88,695	$88,387	$90,455	$92,769

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. See also “Forward-Looking Statements” and Item 1A. “Risk Factors”.

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

We currently generate a majority of our revenue from sales of high intensity fluorescent, or HIF, lighting systems and related services to commercial and industrial customers. We typically sell our HIF lighting systems in replacement of our customers’ existing high intensity discharge, or HID, fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our HIF lighting systems on a wholesale basis, principally to electrical contractors and value-added resellers to sell to their own customer bases.

We have sold and installed more than 2.3 million of our HIF lighting systems in more than 7,900 facilities from December 1, 2001 through March 31, 2012. Our top direct customers by revenue in fiscal 2012 included Coca-Cola Enterprises Inc., International Paper Company, U.S. Foodservice, SYSCO Corp., and United Stationers Inc.

Our fiscal year ends on March 31. We call our fiscal years which ended on March 31, 2010, 2011 and 2012, “fiscal 2010,” “fiscal 2011” and “fiscal 2012,” respectively. Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Because of the recessed state of the global economy since 2009, especially as it impacts capital equipment manufacturers, our results for fiscal 2012 continued to be impacted by lengthened customer sales cycles and sluggish customer capital spending. To address these difficult economic conditions, we implemented several cost reduction initiatives. During the first quarter of fiscal 2010, we implemented $3.2 million of annualized cost reductions. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010 and the first half of fiscal 2011. During the second quarter of fiscal 2011, we identified an additional $1 million of annualized cost reductions related to decreased product costs, improved manufacturing efficiencies and reduced operating expenses. We realized these cost reductions beginning during the fiscal 2011 third quarter through reduction in general and administrative expenses and improved product margins for our HIF lighting systems. During fiscal 2012, in recognition of an improving economy compared to the previous year, we focused our efforts on activities to increase revenue. These investments included the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and hiring of personnel in Houston, Texas and headcount additions to our retail sales force and our engineered systems division.

In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. Additionally, we completed a $5.0 million OTA line-of-credit with immediate availability for the purpose of funding OTA projects upon the project completion and customer acceptance, for which we chose to hold the contracts internally. We now have secured multiple funding sources for our OTA projects. We expect that the number of customers who choose to purchase our systems by using our OTA financing program will continue to increase in future periods. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar Power Purchase Agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and have been able to secure several external sources of funding for PPA’s on behalf of our customers.

Despite these recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our record level of revenue in fiscal 2012 along with our return to profitability, our strong backlog of orders entering fiscal 2013, our fiscal 2012 investments into revenue generation, specifically the creation of our call center, the establishment of a sales office and staff in Texas and the headcount additions to our retail sales force, the completion of financing arrangements providing multiple capital sources to grow our OTA program and the increasing volume of unit sales of our new products, specifically our exterior HIF fixtures. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems division, the opportunity for recurring revenue from the replacement parts aftermarket and the opportunity to increase gross margins through the leverage of our under-utilized manufacturing capacity.

In August 2009, we created our engineered systems division, which has been offering our customers additional alternative renewable energy systems. In fiscal 2010, we sold and installed three solar photovoltaic, or PV, electricity generating projects, completing our test analysis on two of the three in the fiscal 2010 third quarter, and executed our first cash sale and our first Power Purchase Agreement, or PPA, as a result of the successful testing of these systems. We completed the installation and customer acceptance of the third system, a cash sale, during our fiscal 2011 first quarter. During our fiscal 2011 second quarter, we received an $8.3 million cash order for a solar PV generating system for which we recognized revenue in fiscal 2012. During fiscal 2012, we recorded $51.6 million in new contracted revenues across 19 contracts.

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

Revenue and Expense Components

Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through our partner network and through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2010 and fiscal 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 43%, 54% and 64% of our total revenue volume in fiscal 2010, fiscal 2011 and fiscal 2012, respectively, not taking into consideration our renewable technologies revenue generated through our engineered systems division. In fiscal 2012, we focused our expansion efforts on our direct retail sales channel through the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and personnel in Houston, Texas and headcount additions to our retail sales force and our engineered systems division.

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

In fiscal 2010, we recognized $5.5 million of revenue from 85 completed OTA contracts. In fiscal 2011, we recognized $10.7 million of revenue from 127 completed OTA contracts. In fiscal 2012, we recognized $10.2 million of revenue from 139 completed OTA contracts. In the future, we expect an increase in the volume of OTAs as our customers take advantage of our value proposition without incurring any up-front capital cost.

Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2010, we did not recognize any revenue from completed PPAs. In fiscal 2011, we recognized $0.4 million of revenue from completed PPAs. In fiscal 2012, we recognized $0.6 million of revenue from completed PPAs. As of March 31, 2012, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $3.1 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of March 31, 2012 (in thousands):

Fiscal 2013	$646
Fiscal 2014	536
Fiscal 2015	426
Fiscal 2016	425
Fiscal 2017	425
Beyond	623

Total expected future discounted revenue from PPAs	$3,081

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

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 29%, 31% and 44% of our total revenue for fiscal 2010, fiscal 2011 and fiscal 2012, respectively. No customer accounted for more than 10% of our total revenue in any of fiscal 2010, 2011 or 2012. To the extent that large retrofit and roll-out projects and/or large solar projects or solar roll-outs become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA and PPA programs and any new products, applications and service that we may introduce through our engineered systems division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the level of our wholesale sales; (iv) our ability to realize revenue from our services; (v) market conditions; (vi) our execution of our sales process; (vii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (viii) the selling price of our products and services; (ix) changes in capital investment levels by our customers and prospects; and (x) customer sales and budget cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.

Contracted Revenue. Although “Contracted Revenue” is not a term recognized under GAAP, since the volume of our OTA and solar business is expected to continue to increase and because our OTA revenues are not recognized until project completion occurs and our solar contracts are recognized over a longer time period, we believe Contracted Revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define Contracted Revenue as the total contractual value of all firm purchase orders received for our products and services and the discounted future cash flows expected, including all renewal periods, for all OTAs upon the execution of the contract and the discounted value of future potential revenue from energy generation over the life of all PPAs along with the discounted value of revenue for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For cash Contracted Revenue for sales of our HIF lighting and energy management systems, we generally expect that we will begin to recognize GAAP revenue within 30 days from receipt of purchase order. For cash Contracted Revenue for sales of our solar PV systems, we generally expect that we will begin to recognize GAAP revenue within three to 15 months, from receipt of purchase order. For OTA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the agreements within 90-120 days from the firm contract date. For PPA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total Contracted Revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. In fiscal 2010, total Contracted Revenue was $73.9 million, which included $10.0 million of expected potential gross cash flow streams associated with OTAs and $1.7 million of potential discounted revenue streams from PPAs. In fiscal 2011, total Contracted Revenue was $103.9 million, an increase of 41% compared to fiscal 2010, which included $14.6 million of expected potential gross cash flow streams associated with OTAs and $1.9 million of potential discounted revenue streams from PPAs. In fiscal 2012, total Contracted Revenue was $122.6 million, an increase of 18% compared to fiscal 2011, which included $8.9 million of discounted cash flow streams associated with OTAs and $0 of potential discounted revenue streams from PPAs. A reconciliation of our Contracted Revenues to our GAAP revenues is as follows:

	Fiscal Year ended March 31, 2011	Fiscal Year ended March 31, 2012
Total Contracted Revenues	$103.9	$122.6
Change in backlog (1)	(15.7)	(24.5)
Solar PV change orders (2)	—	4.3
Contracted Revenue from PPAs (3)	(1.9)	—
PPA GAAP revenue recognized	0.4	0.6
Other miscellaneous (4)	(4.7)	(2.4)

Revenue – GAAP basis	$82.0	$100.6

(1)	Change in backlog reflects the increase in cash orders at the end of the respective period where product delivery or service performance has not yet occurred. GAAP revenue will be recognized when the performance conditions have been satisfied.
(2)	Solar PV change orders reflects the decrease in contracted revenue related to customer change orders received for solar PV systems where the customer subsequently elected to purchase solar panels directly.
(3)	Contracted Revenue from PPAs is subtracted to reconcile the GAAP revenue as recognition of GAAP revenue will occur in future periods.
(4)	Other miscellaneous includes a reduction from OTA contracted revenues measured at gross future cash flows and GAAP revenue measured at the net present value of future cash flows for completed OTA projects.

Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of March 31, 2011, we had a backlog of firm purchase orders of approximately $21.2 million, which included $17.0 million of solar PV orders. As of March 31, 2012, we had a backlog of firm purchase orders of approximately $41.4 million, which included $36.1 million of solar PV orders. We expect $17.1 million of our $36.1 million solar backlog as of March 31, 2012 to be converted into revenue during fiscal 2013. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months, although during fiscal 2012, we received an $18.3 million single order for which the solar PV system construction will not begin until our fiscal 2014. As a result of the increased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) materials for sales of solar PV systems through our engineered systems division, including solar panels, inverters and wiring; (iv) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (v) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (vi) warranty expenses; (vii) installation and integration; and (viii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and most of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 26%, 22% and 14% of our total cost of revenue in fiscal 2010, fiscal 2011 and fiscal 2012, respectively. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2011 and fiscal 2012, we reduced headcounts and improved production product flow through reengineering of our assembly stations.

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

Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense. In fiscal 2012, we increased headcount in our sales areas for telemarketing and direct sales employees. In fiscal 2013, we expect to continue to selectively increase headcount in our sales areas.

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

In fiscal 2010, our operating expenses increased as a result of the completion of our new technology center and the related building occupancy costs. During fiscal 2011, we invested in marketing efforts to our direct end customers and to our channel partners through increasing advertising, marketing collateral materials and participating in national industry and customer trade shows. In fiscal 2012, we invested in sales expansion initiatives, including the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and hiring of personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems division. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We also intend to continue investing in our research and development of new and enhanced energy management products and services.

We recognize compensation expense for the fair value of our stock option awards granted over their related vesting period. We recognized $1.5 million, $1.3 million and $1.3 million of stock-based compensation expense in fiscal 2010, fiscal 2011 and fiscal 2012, respectively. As a result of prior option grants, including option grants in fiscal 2012, we expect to recognize an additional $3.5 million of stock-based compensation over a weighted average period of approximately seven years. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.

Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under long-term debt obligations, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from two to ten years.

Loss or Gain on Sale of Receivable. Our loss or gain on sale of receivables consists of losses or gains associated with sales of receivables from OTA contracts to a third party and the discounted value of the long-term payments associated with such sale.

Dividend and Interest Income. We report interest income earned from our financed OTA contracts and on our cash and cash equivalents and short term investments. For fiscal 2010, fiscal 2011 and fiscal 2012, our interest income increased as a result of the increasing OTA finance contracts completed and the related interest charged to customers.

Income Taxes. As of March 31, 2012, we had net operating loss carryforwards of approximately $7.0 million for federal tax purposes and $4.5 million for state tax purposes. Included in these loss carryforwards were $3.2 million for federal and $2.1 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.0 million and state tax credits of $0.4 million as of March 31, 2012. A valuation allowance has been set up to fully reserve for the state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 – 2030. Our valuation allowance for deferred tax assets is based upon estimates of future taxable income. It is reasonably possible that this estimate may change in the near term and this change could be material to the financial statements.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. There was no limitation that occurred for fiscal 2011 or fiscal 2012.

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below:

	Fiscal Year Ended March 31,
	2010		2011			2012
	(Dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	% Change
Product revenue	$60,882	89.4%	$75,870	92.5%	24.6%	$90,782	90.3%	19.7%
Service revenue	7,191	10.6%	6,167	7.5%	(14.2)%	9,780	9.7%	58.6%

Total revenue	68,073	100.0%	82,037	100.0%	20.5%	100,562	100.0%	22.6%
Cost of product revenue	40,063	58.9%	49,809	60.7%	24.3%	62,842	62.5%	26.2%
Cost of service revenue	5,266	7.7%	4,589	5.6%	(12.9)%	7,682	7.6%	67.4%

Total cost of revenue	45,329	66.6%	54,398	66.3%	20.0%	70,524	70.1%	29.6%

Gross profit	22,744	33.4%	27,639	33.7%	21.5%	30,038	29.9%	8.7%
General and administrative expenses	12,836	18.8%	11,686	14.2%	(9.0)%	11,399	11.3%	(2.5)%
Sales and marketing expenses	12,596	18.5%	13,674	16.7%	8.6%	15,599	15.5%	14.1%
Research and development expenses	1,891	2.8%	2,333	2.9%	23.4%	2,518	2.5%	7.9%

Income (loss) from operations	(4,579)	(6.7)%	(54)	(0.1)%	98.8%	522	0.5%	1066.7%
Interest expense	(256)	(0.4)%	(406)	(0.5)%	(58.6)%	(551)	(0.5)%	(35.7)%
Gain (loss) on sale of receivable	(561)	(0.8)%	(1,012)	(1.2)%	(80.4)%	32	0.0%	103.2%
Extinguishment of debt	250	0.4%	—	0.0%	(100.0)%	—	0.0%	0.0%
Dividend and interest income	670	1.0%	571	0.7%	(14.8)%	850	0.9%	48.9%

Income (loss) before income tax	(4,476)	(6.6)%	(901)	(1.1)%	79.9%	853	0.9%	194.7%
Income tax expense (benefit)	(1,003)	(1.5)%	(1,242)	(1.5)%	23.8%	370	0.4%	(129.8)%

Net income (loss)	$(3,473)	(5.1)%	$341	0.4%	109.8%	$483	0.5%	41.6%

Consolidated Results

Fiscal 2012 Compared to Fiscal 2011

Revenue. Product revenue increased from $75.9 million for fiscal 2011 to $90.8 million for fiscal 2012, an increase of $14.9 million, or 19.7%. The increase in product revenue was due to an increase of $19.8 million from our sales of solar photovoltaic, or PV, systems. Service revenue increased from $6.2 million for fiscal 2011 to $9.8 million for fiscal 2012, an increase of $3.6 million, or 58.6%. The increase in service revenue was due to the related installation services resulting from the increased sales of PV systems during fiscal 2012. Our service revenue from sales of our HIF energy efficiency systems decreased as a result of the increased percentage of total revenue to our wholesale channels where services are not provided. We believe that our HIF energy efficiency business continues to be challenged by a difficult capital spending environment. Accordingly, we believe that the opportunity for our OTA financed sales will continue to increase during fiscal 2013.

Cost of Revenue and Gross Margin. Cost of product revenue increased from $49.8 million for fiscal 2011 to $62.8 million for fiscal 2012, an increase of $13.0 million, or 26.2%. Cost of service revenue increased from $4.6 million for fiscal 2011 to $7.7 million for fiscal 2012, an increase of $3.1 million, or 67.4%. Total gross margins declined to 29.9% for fiscal 2012 from 33.7% for fiscal 2011. The decrease in total gross margin in fiscal 2012 was due to the higher mix of renewables revenue which have lower gross margins than sales of our HIF energy management systems. Gross margins from the sale of our solar PV systems were 18.2% for fiscal 2012. Gross margins from the sale of our HIF energy management systems were 34.5% for fiscal 2012. The negative impact from the product mix shift was partially offset by cost containment efforts through improved production efficiencies resulting from the reengineering of our assembly process and reductions in discretionary spending.

Operating Expenses

General and Administrative. Our general and administrative expenses decreased from $11.7 million for fiscal 2011 to $11.4 million for fiscal 2012, a decrease of $0.3 million, or 2.5%. The decrease was a result of $0.4 million in reduced legal expenses and a $0.3 million reduction in compensation costs and other discretionary spending, offset by an increase in depreciation of $0.4 million resulting from the new ERP system put into service at the beginning of fiscal year 2012.

Sales and Marketing. Our sales and marketing expenses increased from $13.7 million for fiscal 2011 to $15.6 million for fiscal 2012, an increase of $1.9 million, or 14.1%. The increase was a result of our investment into the formation and staffing of our telemarketing function, the establishment and staffing of a Houston technology center, headcount additions for retail sales and in sales and project management to support the increase in our solar PV revenue during fiscal 2012.

Research and Development. Our research and development expenses increased from $2.3 million for fiscal 2011 to $2.5 million for fiscal 2012, an increase of $0.2 million, or 7.9%. The increase in expenses for fiscal 2012 was due to increased spending on the development of new product offerings, including our LED product and energy management controls initiatives.

Interest Expense. Our interest expense increased from $0.4 million for fiscal 2011 to $0.6 million for fiscal 2012, an increase of $0.2 million, or 35.7%. The increase in interest expense for fiscal 2012 was due to the full year impact of additional debt funding completed during fiscal 2011 and additional debt funding completed during fiscal 2012 for the purpose of financing our OTA projects.

Gain (loss) on sale of receivables. Our loss from the sale of receivables from our OTA contracts decreased from $1.0 million for fiscal 2011 to a gain from the sale of receivables of $32,000 for fiscal 2012. Due to the establishment of multiple financing arrangements for OTAs during fiscal 2011 and 2012, in future periods, we do not expect to sell OTA contracts at significant losses similar to fiscal 2011.

Dividend and Interest Income. Our interest income increased from $0.6 million for fiscal 2011 to $0.9 million for fiscal 2012, an increase of $0.3 million, or 48.9%. Interest income earned from customer financed programs was $0.8 million in fiscal 2012 compared to $0.5 million in fiscal 2011. Interest income related to investments in fiscal 2012 was $0.1 million and increased slightly from the prior year as a result of higher cash balances.

Income Taxes. Our income taxes increased from a benefit of $1.2 million for fiscal year 2011 to income tax expense of $0.4 million for fiscal 2012. Our effective income tax rate for the fiscal year 2011 was a benefit rate of 137.8%, compared to an income tax rate of 43.3% for the fiscal year 2012. During the fourth quarter of fiscal 2011, we converted almost all of our existing incentive stock options, or ISOs, to non-qualified stock options, or NQSOs. This conversion was applied retrospectively allowing us to benefit from $0.6 million of income tax expense related to non-deductible ISO stock compensation expense that was previously deferred for income tax purposes. The conversion reduced our effective tax rate for the full fiscal year to a benefit rate of 137.8% from a pre-conversion income tax expense rate of 69.8%. The conversion of ISOs to NQSOs greatly reduced the effective tax rate volatility that we have historically experienced at nominal pre-tax earnings levels. The change in tax rate versus the prior fiscal year is due to the difference between taxable losses during fiscal 2011 and the related impact of the non-deductible stock compensation expense and taxable income during fiscal 2012, along with the impact of federal credits available to us.

Contracted Revenue. Total contracted revenue increased from $103.9 million for fiscal 2011 (which included $1.9 million of future potential revenue streams associated with PPAs) to $122.6 million for fiscal 2012 (which included $0 of future potential revenue streams associated with PPAs), an increase of $18.7 million, or 18%. We attribute this improvement in contracted revenue to an increase in orders for renewable technologies through our engineered systems division.

Fiscal 2011 Compared to Fiscal 2010

Revenue. Product revenue increased from $60.9 million for fiscal 2010 to $75.9 million for fiscal 2011, an increase of $15.0 million, or 24.6%. The increase in product revenue was due to $4.2 million of revenue from sales of renewable energy photovoltaic systems, or PV, and increased revenue from the sale of energy goods and management systems through cash sales and OTA contracts. Service revenue decreased from $7.2 million for fiscal 2010 to $6.2 million for fiscal 2011, a decrease of $1.0 million, or 14.2%. The decrease in service revenue was a result of the increased percentage of total revenue to our wholesale channels where services are not provided. We believe that the increase in our OTA revenues, $10.7 million for fiscal 2011 compared to $5.5 million for fiscal 2010, has helped to address our customers’ capital spending constraints by providing an alternative to the up-front capital requirements of a cash purchase.

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

Contracted Revenue. Total contracted revenue increased from $73.9 million for fiscal 2010 (which included $10.0 million of future gross cash flow streams associated with OTAs and $1.7 million of future potential revenue streams associated with PPAs) to $103.9 million for fiscal 2011 (which included $14.6 million of future gross cash flow streams associated with OTAs and $1.9 million of future potential revenue streams associated with PPAs), an increase of $30.0 million, or 40.6%. We attribute this improvement in contracted revenue to an increase in orders for renewable technologies through our engineered systems division and an increase in new customer OTA contracts, along with increased order activity for our integrated lighting systems from a slightly improved economic environment during the second half of fiscal 2011.

Energy Management Segment

The following table summarizes the energy management segment operating results:

	For the Year Ended March 31,
(dollars in thousands)	2011	2012
Revenues	$77,861	$72,097
Operating income	$6,460	$4,974
Operating Margin	8.3%	6.9%

Energy management segment revenue decreased from $77.9 million for fiscal 2011 to $72.1 million for fiscal 2012, a decrease of $5.8 million, or 7.4%. The decrease was due to decreased sales of our HIF lighting systems due to capital spending constraints resulting from a challenging economic environment.

Energy Management segment operating income decreased from $6.5 million for fiscal 2011 to $5.0 million for fiscal 2012, a decrease of $1.5 million, or 23.0%. The decrease in operating income for fiscal 2012 was a result of the decreased revenue and the increase in selling and marketing expense resulting from the headcount additions for our telemarketing and retail sales initiatives and the increase in our research and development spending.

Engineered Systems Segment

The following table summarizes the engineered systems segment operating results:

	For the Year Ended March 31,
(dollars in thousands)	2011	2012
Revenues	$4,176	$28,465
Operating (loss) income	$(1,507)	$569
Operating Margin	(36.1)%	2.0%

Engineered systems segment revenue increased from $4.2 million for fiscal 2011 to $28.5 million for fiscal 2012, an increase of $24.3 million, or 581.6%. The increase was due to an increase in the number of and the relative size of the renewable PV systems sold during fiscal 2012 versus the prior year.

Engineered systems segment operating (loss) income increased from a $1.5 million loss for fiscal 2011 to $0.6 million of operating income for fiscal 2012, an increase of $2.1 million, or 137.8%. The increase in operating income for fiscal 2012 was a result of the increased revenue volume and resulting contribution margin from sales of solar renewable energy systems.

Quarterly Results of Operations

The following tables present our unaudited quarterly results of operations for the last eight fiscal quarters in the period ended March 31, 2012 (i) on an absolute dollar basis (in thousands) and (ii) as a percentage of total revenue for the applicable fiscal quarter. You should read the following tables in conjunction with our consolidated financial statements and related notes contained elsewhere in this Form 10-K. In our opinion, the unaudited financial information presented below has been prepared on the same basis as our audited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our operating results for the fiscal quarters presented. Operating results for any fiscal quarter are not necessarily indicative of the results for any future fiscal quarters or for a full fiscal year.

	For the Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2010	2010	2010	2011	2011	2011	2011	2012
	(in thousands, unaudited)
Product revenue	$15,758	$15,086	$21,633	$23,393	$17,361	$30,111	$24,274	$19,036
Service revenue	1,219	767	2,011	2,170	860	3,364	3,132	2,424

Total revenue	16,977	15,853	23,644	25,563	18,221	33,475	27,406	21,460
Cost of product revenue	10,307	9,745	14,134	15,623	11,592	21,447	17,445	12,358
Cost of service revenue	917	498	1,676	1,498	622	2,647	2,447	1,966

Total cost of revenue	11,224	10,243	15,810	17,121	12,214	24,094	19,892	14,324

Gross profit	5,753	5,610	7,834	8,442	6,007	9,381	7,514	7,136
General and administrative expenses	2,945	2,988	2,709	3,044	3,075	2,748	2,848	2,728
Sales and marketing expenses	3,590	3,299	3,235	3,550	3,775	3,728	4,054	4,042
Research and development expenses	610	573	614	536	622	597	552	747

Income (loss) from operations	(1,392)	(1,250)	1,276	1,312	(1,465)	2,308	60	(381)
Interest expense	70	55	98	183	87	150	160	154
(Loss) gain on sale of asset	—	—	—	(1,012)	—	26	4	2
Interest income	93	153	189	136	154	214	226	256

Income (loss) before income tax	(1,369)	(1,152)	1,367	253	(1,398)	2,398	130	(277)
Income tax expense (benefit)	(833)	(1,692)	1,549	(266)	(606)	1,040	56	(120)

Net income (loss)	$(536)	$540	$(182)	$519	$(792)	$1,358	$74	$(157)

	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012
	(unaudited)
Product revenue	92.8%	95.2%	91.5%	91.5%	95.3%	90.0%	88.6%	88.7%
Service revenue	7.2%	4.8%	8.5%	8.5%	4.7%	10.0%	11.4%	11.3%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100%
Cost of product revenue	60.7%	61.5%	59.8%	61.1%	63.6%	64.1%	63.7%	57.6%
Cost of service revenue	5.4%	3.1%	7.1%	5.9%	3.4%	7.9%	8.9%	9.1%

Total cost of revenue	66.1%	64.6%	66.9%	67.0%	67.0%	72.0%	72.6%	66.7%

Gross margin	33.9%	35.4%	33.1%	33.0%	33.0%	28.0%	27.4%	33.3%
General and administrative expenses	17.3%	18.9%	11.5%	11.9%	16.9%	8.2%	10.4%	12.7%
Sales and marketing expenses	21.2%	20.8%	13.6%	13.9%	20.7%	11.1%	14.8%	18.8%
Research and development expenses	3.6%	3.6%	2.6%	2.1%	3.4%	1.8%	2.0%	3.6%

Income (loss) from operations	(8.2)%	(7.9)%	5.4%	5.1%	(8.0)%	6.9%	0.2%	(1.8)%
Interest expense	0.4%	0.3%	0.4%	0.7%	0.5%	0.4%	0.5%	0.7%
(Loss) gain on sale of asset	0.0%	0.0%	0.0%	(3.9)%	0.0%	0.1%	0.0%	0.0%
Interest income	0.5%	(0.9)%	0.8%	0.5%	0.8%	0.6%	0.8%	1.2%
Income (loss) before income tax	(8.1)%	(7.3)%	5.8%	1.0%	(7.7)%	7.2%	0.5%	(1.3)%
Income tax expense (benefit)	(4.9)%	(10.7)%	6.6%	(1.0)%	(3.4)%	3.1%	0.2%	(0.6)%

Net income (loss)	(3.2)%	3.4%	(0.8)%	2.0%	(4.3)%	4.1%	0.3%	(0.7)%

Our total revenue can fluctuate from quarter to quarter depending on the purchasing decisions of our customers and our overall level of sales activity. Historically, our energy management customers have tended to increase their purchases near the beginning or end of their capital budget cycles, which tend to correspond to the beginning or end of the calendar year. As a result, we have in the past experienced lower relative total revenue in our fiscal first and second quarters and higher relative total revenue in our fiscal third quarter. These seasonal fluctuations have been largely offset by our customers’ decisions to initiate multiple facility roll-outs. Our more recent engineered systems solar revenues have resulted in higher total revenue during our fiscal second and third quarters due to construction seasons and system installation progress occurring during those periods. We expect that there may be future variations in our quarterly total revenue depending on our level of national account roll-out projects, wholesale sales and the size and geographic locations of our PV solar systems projects. Our results for any particular fiscal quarter may not be indicative of results for other fiscal quarters or an entire fiscal year.

Liquidity and Capital Resources

Overview

We had approximately $23.0 million in cash and cash equivalents and $1.0 million in short-term investments as of March 31, 2012 compared to $11.6 million in cash and cash equivalents and $1.0 million in short-term investments as of March 31, 2011. Our cash equivalents are invested in money market accounts and bank certificates of deposits with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of June 2012 and a yield of 0.5%.

During fiscal 2010 and fiscal 2011, we funded $2.7 million and $2.3 million, respectively, for our investment in company owned equipment under our PPA projects. We do not expect to use our own cash in the future to fund PPA project opportunities and are investigating financing options with third parties to fund future solar projects. We expect that our volume of OTA financed projects will continue to increase in the future and that the cash required to fund these projects will continue to increase as well. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. Additionally, we completed a $5.0 million OTA line-of-credit with immediate availability for the purpose of funding OTA projects upon the project completion and customer acceptance, for which we choose to hold the contracts internally. We now have secured multiple funding sources for our OTA projects. In fiscal 2011, we completed two separate debt financing transactions with a regional bank to provide funding for a pool of individual OTA contracts that we hold the contracts for. We believe that having multiple funding sources for our internally held OTA contracts, as well as having multiple external sources to purchase the OTA contracts out-right, has greatly reduced the cash strain created by funding these contracts ourselves and is no longer an impediment to our ability to increase the number of OTA contracts we complete in the future.

The return to a recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries and postponements of incoming orders. However, we believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility with J.P. Morgan Chase Bank, N.A. will be sufficient to meet our anticipated cash needs for the next 12 months. As a result of the $24.0 million in cash and cash equivalents as of March 31, 2012, we do not anticipate drawing on our revolving line of credit nor do we expect to use significant amounts of our cash balances for operating activities during fiscal 2013. Our future working capital requirements thereafter will depend on many factors, including our rate of revenue, our rate of OTA growth and our ability to maintain external funding for our OTA contracts, our rate of investment into our financed sales programs, our introduction of new products and services and enhancements to our existing energy management system, the timing and extent of expansions of our sales force and other administrative and production personnel, the timing and extent of advertising and promotional campaigns, and our research and development activities.

Cash Flows

The following table summarizes our cash flows for our fiscal 2010, fiscal 2011 and fiscal 2012:

	Fiscal Year Ended March 31,
	2010	2011	2012
	(in thousands)
Operating activities	$(10,718)	$(8,645)	$11,495
Investing activities	(3,070)	(5,121)	(4,532)
Financing activities	989	1,962	4,488

Decrease in cash and cash equivalents	$(12,799)	$(11,804)	$11,451

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consist of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.

Cash provided by operating activities for fiscal 2012 was $11.5 million and consisted of net cash of $5.9 million provided from changes in working capital and net income adjusted non-cash expenses of $5.6 million. Cash provided by working capital improvements was primarily due to the completion of contracts and a reduction in deferred project costs, improved collections of our accounts receivable and an increase in accounts payable related to payment terms on inventory purchases during the fiscal 2012 fourth quarter. These benefits were partially offset by a decrease in deferred revenue related to project completions and an increase in inventory for purchases described in the section below.

Cash used in operating activities for fiscal 2011 was $8.6 million and consisted of net cash of $13.8 million used for working capital purposes offset by net income adjusted for non-cash expense items of $5.2 million. Cash used for working capital consisted of an increase of $12.9 million in accounts receivable due to the increase in revenue and advanced customer billings, an $8.0 million increase in deferred contract costs for material and service expenses incurred for in-process projects and a $3.1 million increase in inventory for purchases of ballast components and wireless controls inventories. Cash provided by working capital included a $9.7 million increase in deferred revenue for advanced customer billings and a $4.7 million increase in accounts payable related to payment terms on inventory purchases during the fiscal 2011 fourth quarter.

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

Cash Flows Related to Investing Activities. Cash used in investing activities was $3.1 million, $5.1 million and $4.5 million for fiscal 2010, 2011 and 2012, respectively. In fiscal 2012, we invested $4.3 million for capital improvements related to our information systems, facilities, renewables and manufacturing improvements and $0.2 million for patent investments. In fiscal 2011, we invested a net $2.3 million in equipment related to our PPA finance programs, $2.6 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments and $0.2 million for patent investments. In fiscal 2010, we invested $5.6 million in capital expenditures related to the completion of our new corporate technology center, operating and customer relationship software systems, a photovoltaic solar generated power system and for purchases of manufacturing equipment and tooling. Additionally, we invested $2.7 million in equipment related to our PPA finance programs and $0.3 million for the development of our intellectual property. We generated cash flow from investing activities of $5.5 million from the sale of short-term investments.

Cash Flows Related to Financing Activities. Cash provided by financing activities was $4.5 million for fiscal 2012. This included $6.0 million in new debt borrowings to fund OTA projects, $0.2 million received from stock option and warrant exercises, $1.0 million for excess tax benefits from stock based compensation and $0.1 million from the collection of shareholder notes. Cash flows used in financing activities included $1.9 million for repayment of long-term debt, $0.7 million used for common share repurchases and $0.1 million for costs related to our new OTA credit agreement.

Cash provided by financing activities was $2.0 million for fiscal 2011. This included $3.7 million in new debt borrowings to fund OTA and capital projects and $0.5 million received from stock option and warrant exercises. Cash flows used in financing activities included $2.0 million for repayment of long-term debt, $0.1 million for excess tax benefits from stock based compensation and $0.1 million for costs related to the credit agreement.

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

Working Capital

Our net working capital as of March 31, 2012 was $44.5 million, consisting of $67.2 million in current assets and $22.7 million in current liabilities. Our net working capital as of March 31, 2011 was $40.0 million, consisting of $64.2 million in current assets and $24.2 million in current liabilities. Our current accounts receivables decreased from our prior fiscal year end by $4.2 million as a result of increased collections and our increased revenues from our solar PV systems. Our net collection terms for solar PV sales are typically net 25 days or less versus our 30-60 day collection terms for sales of our HIF lighting and energy management systems. Our inventories increased from our fiscal 2011 year end by $2.3 million due to an increase in the level of our fluorescent lamp inventories. During fiscal 2012, we increased our inventories of fluorescent lamps by $2.2 million due to concerns over shortages of rare earth minerals used in the production of fluorescent lamps.

During fiscal 2011, we increased our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic components market and the fluorescent lamp market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. We are continually monitoring supply side concerns through conversations with our key vendors and currently believe that supply availability concerns appear to have moderated, but have not diminished to the point where we anticipate reducing safety stock to the levels that existed prior to these supply issues.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.

Indebtedness

On June 30, 2010, we entered into a credit agreement, which we refer to herein as the Credit Agreement, with JP Morgan Chase Bank, N.A., whom we refer to herein as JP Morgan. The Credit Agreement replaced our former credit agreement.

The Credit Agreement provides for a revolving credit facility, which we refer to herein as the Credit Facility, that matures on June 30, 2012. We are currently working on an amendment to the Credit Facility to extend the maturity date to June 30, 2013. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of March 31, 2012, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. We had no outstanding borrowings under the Credit Facility as of March 31, 2012 and we were in compliance with all of our covenants under the Credit Agreement as of March 31, 2012.

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

We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. We met the deposit requirement to waive the unused fee as of March 31, 2012.

In addition to our Credit Facility, we also have other existing long-term indebtedness and obligations under various debt instruments, including pursuant to a bank term note, a bank first mortgage, a debenture to a community development organization, a federal block grant loan, two city industrial revolving loans, three notes for funding OTA contracts and a credit facility for the sole purpose of funding OTA contracts. As of March 31, 2012, the total amount of principal outstanding on these various obligations was $9.5 million. These obligations have varying maturity dates between 2014 and 2024 and bear interest at annual rates of between 2.0% and 7.0%. The weighted average annual interest rate of such obligations as of March 31, 2012 was 5.8%. Based on interest rates in effect as of March 31, 2012, we expect that our total debt service payments on such obligations for fiscal 2013, including scheduled principal, lease and interest payments, but excluding any repayment of borrowings on the Credit Facility, will approximate $3.3 million. All of these obligations are subject to security interests on our assets. Several of these obligations have covenants, such as customary financial and restrictive covenants, including maintenance of a minimum debt service coverage ratio; a minimum current ratio; quarterly rolling net income requirement; limitations on executive compensation and advances; limits on capital expenditures per year; limits on distributions; and restrictions on our ability to make loans, advances, extensions of credit, investments, capital contributions, incur additional indebtedness, create liens, guaranty obligations, merge or consolidate or undergo a change in control. As of March 31, 2012, we were in compliance with all such covenants, as amended.

Capital Spending

Over the past three fiscal years, we have made capital expenditures primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $8.3 million, $5.0 million and $4.3 million in fiscal 2010, 2011 and 2012, respectively. We plan to incur approximately $3.5 million to $3.7 million in capital expenditures in fiscal 2013, excluding capital to support OTA contracts. Our capital spending plans predominantly consist of further cost improvements in our manufacturing facility, improvements to our building and headquarters, new product development and investment in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, or by using our available capacity under our Credit Facility.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of March 31, 2012 is set forth in the following table:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Bank debt obligations	$9,495	$2,792	$4,998	$1,185	$520
Cash interest payments on debt	1,298	476	496	106	220
Operating lease obligations	7,781	1,524	1,835	1,670	2,752
Purchase order and capital expenditure commitments(1)	18,390	13,907	4,483	—	—

Total	$36,964	$18,699	$11,812	$2,961	$3,492

(1)	Reflects non-cancellable purchase commitments in the amount of $18.4 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

The table of contractual obligations and commitments does not include our unrecognized tax benefits which were $0.4 million at March 31, 2012. We have a high degree of uncertainty regarding the timing of any adjustments to these unrecognized benefits. Furthermore, we believe that any negative impact from future tax audits would result in a minimal cash liability due to our net operating loss carryforwards.

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

Deferred revenue or deferred costs are recorded for project sales consisting of multiple elements or performance milestones, where the criteria for revenue recognition has not been met. The majority of our deferred revenue relates to advance customer billings for solar PV projects or to prepaid services to be provided at determined future dates. As of March 31, 2011 and 2012, our deferred revenue was $10.2 million and $5.7 million, respectively. Deferred costs on product are recorded as a current or long-term asset dependent upon when the project completion is expected to occur. As of March 31, 2011 and 2012, our deferred costs were $9.6 million and $2.2 million, respectively.

Inventories. Inventories are stated at the lower of cost or market value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below cost, then the inventory value is reduced to its market value. Our inventory obsolescence reserves at March 31, 2011 and 2012 were $1.3 million and $1.5 million, respectively.

Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $0.8 million and $0.9 million at March 31, 2011 and March 31, 2012, respectively.

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

As of March 31, 2011 and 2012, our financial assets were measured at fair value employing level 1 inputs.

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

The fair value of each option for financial reporting purposes was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Fiscal Year Ended March 31,
	2010	2011	2012
Weighted average expected term	6.6 years	5.7 years	5.7 years
Risk-free interest rate	2.68%	2.14%	1.46%
Expected volatility	60.0%	60.0% – 74.8%	70.0%
Expected forfeiture rate	3.0%	11.4%	15.1%

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

For fiscal 2010, we determined volatility based on an analysis of a peer group of public companies due to a limited history of trading of our common stock. For fiscal 2011 and fiscal 2012, we determined volatility based upon the volatility of our common share price as we determined that we now had sufficient information regarding the trading volatility of our common stock.

As required by our 2004 Stock and Incentive Awards Plan, since the closing of our IPO in December 2007, we have solely used the closing sale price of our common shares on the NYSE MKT or the NASDAQ Global Market on the date of grant to establish the exercise price of our stock options.

We recognized stock-based compensation expense under ASC 718 of $1.5 million for fiscal 2010, $1.3 million for fiscal 2011 and $1.3 million for fiscal 2012. As of March 31, 2012, $3.5 million of total stock option compensation cost was expected to be recognized by us over a weighted average period of 6.6 years. We expect to recognize $1.2 million of stock-based compensation expense in fiscal 2013 based on our stock options outstanding as of March 31, 2012. This expense will increase further to the extent we have granted, or will grant, additional stock options in the future.

Common Stock Warrants. As of March 31, 2012, warrants were outstanding to purchase a total of 38,980 shares of our common stock at weighted average exercise prices of $2.25 per share. These warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) contractual terms of five years; (ii) weighted average risk-free interest rates of 4.35% to 4.62%; (iii) expected volatility ranging between 50% and 60%; and (iv) dividend yields of 0%.

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

Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2012, we determined that a valuation allowance against our net state deferred tax assets was necessary in the amount of $428,000 due to our state apportioned income and the potential expiration of state tax credits due to the carryforward periods. In making this determination, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.

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

As of March 31, 2012, we had net operating loss carryforwards of approximately $7.0 million for federal tax purposes and $4.5 million for state tax purposes. Included in these loss carryforwards were $3.2 million for federal and $2.1 million for state tax expenses that were associated with the exercise of non-qualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in-capital as the deduction reduces our income taxes payable. We first recognize tax benefits from current period stock option expenses against current period income. The remaining current period income is offset by net operating losses under the tax law ordering approach. Under this approach, we will utilize the net operating losses from stock option expenses last.

We also had federal tax credit carryforwards of $1.0 million and state tax credit carryforwards of $0, which is net of a $428,000 valuation allowance. Both the net operating losses and tax credit carryforwards will begin to expire in varying amounts between 2014 and 2030. We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2012, the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.

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

As of March 31, 2012, $3.7 million of our $9.5 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $37,000 per year.

Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. We attempt to mitigate commodity price fluctuation for our aluminum through 12- to 24-month forward fixed-price purchase orders and minimum quantity purchase commitments with suppliers. We have currently locked pricing for our aluminum requirements through the second quarter of fiscal 2013 and for our specialty reflective aluminum requirements through the end of calendar year 2012. Additionally, we recycle legacy HID fixtures and recover the salvaged scrap value which we believe provides a raw materials cost hedge as commodity prices change.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. as of March 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule II, Valuation and Qualifying Accounts, for each of the two years in the period ended March 31, 2012. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Energy Systems, Inc. at March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein, for each of the two years in the period ended March 31, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Energy Systems, Inc. internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2012 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

June 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

We have audited Orion Energy Systems, Inc. internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orion Energy Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over revenue recognition and ineffective controls over the financial close and reporting process have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated June 14, 2012 on those financial statements.

In our opinion, Orion Energy Systems, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orion Energy Systems, Inc. as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2012 and our report dated June 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

June 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Orion Energy Systems, Inc.

We have audited the accompanying consolidated statement of operations, shareholders’ equity and cash flows of Orion Energy Systems, Inc. (a Wisconsin Corporation) and subsidiaries (the “Company”) for the year ended March 31, 2010. Our audit of the basic financial statements includes the financial statement schedule as of March 31, 2010, listed in the index appearing under item 15(b). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the operations and cash flows of Orion Energy System, Inc. and subsidiaries for the year ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of March 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Milwaukee, Wisconsin

July 22, 2011 (except for Note I, as to which the date is June 14, 2012)

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,
	2011	2012
Assets
Cash and cash equivalents	$11,560	$23,011
Short-term investments	1,011	1,016
Accounts receivable, net of allowances of $757 and $947	23,401	19,167
Inventories, net	15,877	18,132
Deferred contract costs	9,589	2,193
Deferred tax assets	1,049	1,549
Prepaid expenses and other current assets	1,727	2,174

Total current assets	64,214	67,242
Property and equipment, net	30,017	30,225
Long-term inventory	13,212	12,328
Patents and licenses, net	1,620	1,689
Deferred tax assets	2,354	2,609
Long-term accounts receivable	7,251	7,555
Other long-term assets	2,419	4,002

Total assets	$121,087	$125,650

Liabilities and Shareholders’ Equity
Accounts payable	$12,483	$14,300
Accrued expenses	2,184	3,018
Deferred revenue	8,427	2,614
Current maturities of long-term debt	1,137	2,791

Total current liabilities	24,231	22,723
Long-term debt, less current maturities	4,225	6,704
Deferred revenue	1,777	3,048
Other long-term liabilities	399	406

Total liabilities	30,632	32,881

Commitments and contingencies (See Note F)

Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2011 and 2012; no shares issued and outstanding at March 31, 2011 and 2012	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2011 and 2012; shares issued: 30,312,758 and 30,445,479 at March 31, 2011 and 2012; shares outstanding: 22,893,803 and 22,785,258 at March 31, 2011 and 2012	—	—
Additional paid-in capital	124,132	126,753
Treasury stock: 7,431,897 common shares at March 31, 2011 and 7,660,221 at March 31, 2012	(31,708)	(32,470)
Shareholder notes receivable	(193)	(221)
Retained deficit	(1, 776)	(1,293)

Total shareholders’ equity	90,455	92,769

Total liabilities and shareholders’ equity	$121,087	$125,650

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2010	2011	2012
Product revenue	$60,882	$75,870	$90,782
Service revenue	7,191	6,167	9,780

Total revenue	68,073	82,037	100,562
Cost of product revenue	40,063	49,809	62,842
Cost of service revenue	5,266	4,589	7,682

Total cost of revenue	45,329	54,398	70,524

Gross profit	22,744	27,639	30,038
Operating expenses:
General and administrative	12,836	11,686	11,399
Sales and marketing	12,596	13,674	15,599
Research and development	1,891	2,333	2,518

Total operating expenses	27,323	27,693	29,516

Income (loss) from operations	(4,579)	(54)	522

Other income (expense):
Interest expense	(256)	(406)	(551)
(Loss) gain on sale of OTA contract receivables	(561)	(1,012)	32
Extinguishment of debt	250	—	—
Dividend and interest income	670	571	850

Total other income (expense)	103	(847)	331

Income (loss) before income tax	(4,476)	(901)	853
Income tax expense (benefit)	(1,003)	(1,242)	370

Net income (loss)	$(3,473)	$341	$483

Basic net income (loss) per share attributable to common shareholders	$(0.16)	$0.02	$0.02
Weighted-average common shares outstanding	21,844,150	22,678,411	22,953,037
Diluted net income (loss) per share	$(0.16)	$0.01	$0.02

Weighted-average common shares and share equivalents outstanding	21,844,150	23,198,063	23,386,525

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock				Accumulated
	Shares	Additional Paid-in Capital	Treasury Stock	Shareholder Notes Receivable	Other Comprehensive Loss	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2009	21,528,783	$118,907	$(31,536)	$—	$(32)	$1,356	$88,695
Issuance of stock and warrants for services	11,211	48	—	—	—	—	48
Exercise of stock options and warrants for cash	1,024,113	1,989	—	—	—	—	1,989
Tax benefit from exercise of stock options	—	80	—	—	—	—	80
Stock-based compensation	—	1,491	—	—	—	—	1,491
Treasury stock purchase	(121,727)	—	(475)	—	—	—	(475)
Net loss	—	—	—	—	—	(3,473)	(3,473)
Unrealized gain on short-term investments	—	—	—	—	32	—	32
Comprehensive Loss	—	—	—	—	—	—	(3,441)

Balance, March 31, 2010	22,442,380	$122,515	$(32,011)	$—	$—	$(2,117)	$88,387
Issuance of stock and warrants for services	15,475	51	—	—	—	—	51
Exercise of stock options and warrants for cash	386,080	529	—	—	—	—	529
Shares issued under Employee Stock Purchase Plan	65,776	(132)	353	(196)	—	—	25
Tax benefit from exercise of stock options	—	(132)	—	—	—	—	(132)
Collection of shareholder notes receivable	—	—	—	3	—	—	3
Stock-based compensation	—	1,301	—	—	—	—	1,301
Treasury stock purchase	(15,908)	—	(50)	—	—	—	(50)
Net income	—	—	—	—	—	341	341
Comprehensive income	—	—	—	—	—	—	341

Balance, March 31, 2011	22,893,803	$124,132	$(31,708)	$(193)	$—	$(1,776)	$90,455
Issuance of stock and warrants for services	29,308	85	—	—	—	—	85
Exercise of stock options and warrants for cash	103,413	147	—	—	—	—	147
Shares issued under Employee Stock Purchase Plan	37,034	133	(22)	(84)	—	—	27
Tax benefit from exercise of stock options	—	989	—	—	—	—	989
Collection of shareholder notes receivable	—	—	—	56	—	—	56
Stock-based compensation	—	1,267	—	—	—	—	1,267
Treasury stock purchase	(278,300)	—	(740)	—	—	—	(740)
Net income	—	—	—	—	—	483	483
Comprehensive income	—	—	—	—	—	—	483

Balance, March 31, 2012	22,785,258	$126,753	$(32,470)	$(221)	$—	$(1,293)	$92,769

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2010	2011	2012
Operating activities
Net income (loss)	$(3,473)	$341	$483
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,673	3,270	4,236
Stock-based compensation expense	1,491	1,301	1,267
Deferred income tax (benefit)	(1,112)	(1,184)	(755)

Loss on sale of assets	546	1,025	133
Change in bad debt expense	458	375	190
Extinguishment of debt	(139)	—	—
Other	48	51	85

Accounts receivable	(4,579)	(12,944)	3,740
Inventories	(6,409)	(3,098)	(1,371)
Prepaid expenses and other assets	(1,979)	(2,542)	(2,025)
Deferred contract costs	—	(8,036)	7,396
Deferred revenue	—	9,680	(4,542)
Accounts payable	(56)	4,722	1,817
Accrued expenses	1,813	(1,606)	841

Net cash provided by (used in) operating activities	(10,718)	(8,645)	11,495
Investing activities
Purchase of property and equipment	(5,649)	(2,611)	(4,324)
Purchase of property and equipment leased to customers under PPAs	(2,651)	(2,343)	(3)
Purchase of short-term investments	—	(11)	(5)
Sale of short-term investments	5,522	—	—
Additions to patents and licenses	(299)	(157)	(224)
Proceeds from disposal of equipment	7	1	24

Net cash used in investing activities	(3,070)	(5,121)	(4,532)
Financing activities
Proceeds from issuance of long-term debt	200	3,721	5,989
Proceeds from shareholder notes	—	3	56
Deferred financing and offering costs	—	(57)	(124)
Repurchase of common stock into treasury	(475)	—	(740)
Payment of long-term debt	(805)	(2,077)	(1,856)
Excess benefit for deferred taxes on stock-based compensation	80	(132)	989
Proceeds from issuance of common stock	1,989	504	174

Net cash provided by financing activities	989	1,962	4,488
Net increase (decrease) in cash and cash equivalents	(12,799)	(11,804)	11,451
Cash and cash equivalents at beginning of period	36,163	23,364	11,560

Cash and cash equivalents at end of period	$23,364	$11,560	$23,011

Supplemental cash flow information:
Cash paid for interest	$277	$368	$488
Cash paid for income taxes	$32	$34	$104
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for stock note receivable	$—	$196	$84
Shares surrendered into treasury for stock option exercise	$—	$50	$—

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

The corporate offices and manufacturing operations are located in Manitowoc, Wisconsin and an operations facility occupied by Orion Engineered Systems is located in Plymouth, Wisconsin. The company leases office space for sales offices located in New Jersey and Texas.

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

Short-term investments available for sale

The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2011 and 2012 were as follows (in thousands):

March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$485	$—	$—	$485	$485	$—
Bank certificates of deposit	1,011	—	—	1,011	—	1,011

Total	$1,496	$—	$—	$1,496	$485	$1,011

March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$486	$—	$—	$486	$486	$—
Bank certificate of deposit	1,016	—	—	1,016	—	1,016

Total	$1,502	$—	$—	$1,502	$486	$1,016

As of March 31, 2011 and 2012, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).

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

Financing receivables

The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold sales-type leases and lease balances included in accounts receivable are as follows:

Age Analysis as of March 31, 2011 (in thousands):

	Not past due	1-90 days past due	Greater than 90 days past due	Total Past Due	Total Sales- Type Leases
Lease balances included in consolidated accounts receivable—current	$1,190	$17	$5	$22	$1,212

Lease balances included in consolidated accounts receivable—long-term	3,696	—	—	—	3,696

Total gross sales-type leases	4,886	17	5	22	4,908
Allowance	—	—	(2)	(2)	(2)

Total net sales type leases	$4,886	$17	$3	$20	$4,906

Age Analysis as of March 31, 2012 (in thousands):

	Not past due	1-90 days past due	Greater than 90 days past due	Total Past Due	Total Sales- Type Leases
Lease balances included in consolidated accounts receivable - current	$2,833	$40	$20	$60	$2,893
Lease balances included in consolidated accounts receivable - long-term	5,521	—	—	—	5,521

Total gross sales-type leases	8,354	40	20	60	8,414
Allowance	—	(4)	(20)	(24)	(24)

Total net sales type leases	$8,354	$36	$—	$36	$8,390

Allowance for credit losses on finance receivables

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company’s provision write-off’s and credit losses against the OTA sales-lease receivable balances in fiscal 2011 and fiscal 2012, respectively, was as follows:

		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2011	Allowance for Doubtful Accounts on finance receivables	$0	$2	$0	$2
2012	Allowance for Doubtful Accounts on finance receivables	$2	$81	$59	$24

Inventories

Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures or systems, wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2011 and 2012, the Company had inventory obsolescence reserves of $1.3 million and $1.5 million.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31,	March 31,
	2011	2012
Raw materials and components	$12,005	$10,466
Work in process	459	969
Finished goods	3,413	6,697

	$15,877	$18,132

Deferred Contract Costs

Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $9.6 million and $2.2 million as of March 31, 2011 and March 31, 2012, respectively.

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

The Company periodically reviews the carrying values of property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, if events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets’ carrying amount to determine if a write down to market value is required. No write downs were recorded in fiscal 2010, 2011 or 2012.

Property and equipment were comprised of the following (in thousands):

	March 31,
	2011	2012
Land and land improvements	$1,474	$1, 545
Buildings	15,104	14,717
Furniture, fixtures and office equipment	8,323	11,000
Leasehold improvements	9	54
Equipment leased to customers under Power Purchase Agreements	4,994	4,997
Plant equipment	8,067	9,990
Construction in progress	2,272	1,080

	40,243	43,383
Less: accumulated depreciation and amortization	(10,226)	(13,158)

Net property and equipment	$30,017	$30,225

The Company has no equipment under capital leases.

Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. The Company recorded depreciation expense of $2.6 million, $2.7 million and $4.0 million for the years ended March 31, 2010, 2011 and 2012, respectively. Depreciable lives by asset category are as follows:

Land improvements	10 – 15 years
Buildings	10 – 39 years
Leasehold improvements	Shorter of asset life or life of lease
Furniture, fixtures and office equipment	2 – 10 years
Plant equipment	3 – 10 years

No interest was capitalized for construction in progress during fiscal 2011 or fiscal 2012.

Patents and Licenses

Patents and licenses are amortized over their estimated useful life, ranging from 7 to 17 years, using the straight line method.

The Company capitalized $299,000, $157,000 and $224,000 of costs associated with obtaining patents and licenses in fiscal 2010, 2011 and 2012, respectively. Amortization expense recorded to cost of revenue for fiscal 2010, 2011 and 2012 was $113,000, $127,000 and $136,000, respectively. The costs and accumulated amortization for patents and licenses were $2,062,000 and $442,000 as of March 31, 2011; and $2,262,000 and $573,000 as of March 31, 2012. The average remaining useful life of the patents and licenses as of March 31, 2012 was approximately 12.0 years.

As of March 31, 2012, future amortization expense of the patents and licenses is estimated to be as follows (in thousands):

Fiscal 2013	$139
Fiscal 2014	139
Fiscal 2015	138
Fiscal 2016	138
Fiscal 2017	138
Thereafter	997

$1,689

The Company’s management periodically reviews the carrying value of patents and licenses for impairment. No write-offs were recorded in fiscal 2010 or fiscal 2011 and $19,000 was recorded in fiscal 2012.

Long-Term Receivables

The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.

Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of March 31, 2012, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2013	$955
Fiscal 2014	1,015
Fiscal 2015	958
Fiscal 2016	310
Fiscal 2017	9

Total gross long-term receivable	3,247
Less: amount representing interest	(521)

Net long-term receivable	$2,726

Long-Term Inventories

The Company records long-term inventory for the non-current portion of its wireless controls inventory. The inventories are stated at the lower of cost or market value with cost determined using the FIFO method.

Other Long-Term Assets

Other long-term assets include long-term security deposits, prepaid licensing costs and deferred financing costs. Other long-term assets include $55,000 and $87,000 of deferred financing costs as of March 31, 2011 and March 31, 2012, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (2 to 10 years). For the years ended March 31, 2010, 2011 and 2012, the amortization was $6,000, $29,000 and $52,000, respectively.

Accrued Expenses

Accrued expenses include warranty accruals, accrued wages, accrued vacations, accrued insurance, accrued interest, sales tax payable and other miscellaneous accruals. No accrued expenses exceeded 5% of current liabilities as of March 31, 2011 and March 31, 2012.

The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.

Changes in the Company’s warranty accrual were as follows (in thousands):

	March 31,
	2011	2012
Beginning of year	$60	$59
Provision to cost of revenue	114	102
Charges	(115)	(77)

End of year	$59	$84

Incentive Compensation

The Company’s compensation committee approved an Executive Fiscal Year 2009 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan which became effective as of July 30, 2008. The plan provided for performance and discretionary bonus payments ranging from 28-125% of the base salaries of the Company’s named executive officers. The range of financial performance-based bonus guidelines under the approved plan began if the Company achieved a minimum of 1.125 times the prior fiscal year’s revenue and/or up to 2.00 times the prior fiscal year’s operating income, and correspondingly increased on a pro rata basis up to a maximum of 1.67 times those initial measures. The Company’s compensation committee chose to freeze target bonus programs for fiscal 2010 at their respective fiscal 2009 levels due to the economic environment the Company was operating in. Based upon the results for the year ended March 31, 2010, the Company did not accrue any expense related to this plan.

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

The Company’s compensation committee approved an Executive Fiscal Year 2012 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan which became effective as of May 21, 2011. The plan provided for performance based stock option awards ranging in fair value from 13-15% of the fiscal 2012 base salaries of the Company’s named executive officers. The range of fiscal 2012 financial performance-based bonus guidelines under the approved plan began if the Company achieved all of the following: a minimum of $115.0 million in revenue, a minimum of $4.9 million in net income and a minimum of $4.9 million in free cash flow. Free cash flow was defined as cash flow from operations less cash flow used for the purchase of property, plant and equipment. Additionally, if the Company’s performance was greater than 120% of the targets, a cash performance bonus payment was earned that would range from 12-14% of the fiscal 2012 base salaries. Based upon the results for the year ended March 31, 2012, the Company did not accrue any expense related to this plan.

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

The Company offers a financing program called a Power Purchase Agreement, or PPA, for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgement that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, typically in excess of 10 years.

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

Deferred revenue was comprised of the following (in thousands):

	March 31,	March 31,
	2011	2012
Deferred revenue – current liability	$8,427	$2,614
Deferred revenue – long term liability	1,777	3,048

Total deferred revenue	$10,204	$5,662

Shipping and Handling Costs

The Company records costs incurred in connection with shipping and handling of products as cost of product revenue. Amounts billed to customers in connection with these costs are included in product revenue.

Advertising

Advertising costs of $482,000, $384,000 and $117,000 for fiscal 2010, 2011 and 2012, respectively, were charged to operations as incurred.

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

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. Realized tax benefits and (expense) from the exercise of stock options were $80,000, $(132,000) and $989,000 for the fiscal years 2010, 2011 and 2012, respectively.

Stock Option Plans

The Company’s share-based payments to employees are measured at fair value and are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) are classified as financing cash flows. For the years ended March 31, 2010, 2011 and 2012, $80,000, ($132,000) and $989,000, respectively, of such excess tax benefits were classified as financing cash flows.

The Company uses the Black-Scholes option-pricing model. Prior to fiscal 2011, the Company had determined volatility based on an analysis of a peer group of public companies due to a limited share price history. In fiscal 2011 and fiscal 2012, the Company calculated volatility based upon the historical market price of its common stock. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. Government issues with a remaining term equal to the expected term of the option. The expected term is based upon the vesting term of the Company’s options and expected exercise behavior. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.

The fair value of each option grant in fiscal 2010, 2011 and 2012 was determined using the assumptions in the following table:

	Fiscal Year Ended March 31,
	2010	2011	2012
Weighted average expected term	6.6 years	5.7 years	5.7 years
Risk-free interest rate	2.68%	2.14%	1.46%
Expected volatility	60.0%	60.0 - 74.8%	70.0%
Expected forfeiture rate	3.0%	11.4%	15.1%

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

	Fiscal Year Ended March 31,
	2010	2011	2012
Numerator:
Net income (loss) (in thousands)	$(3,473)	$341	$483

Denominator:
Weighted-average common shares outstanding	21,844,150	22,678,411	22,953,037
Weighted-average effect of assumed conversion of stock options and warrants	—	519,652	433,488

Weighted-average common shares and common share equivalents outstanding	21,844,150	23,198,063	23,386,525

Net income (loss) per common share:
Basic	$(0.16)	$0.02	$0.02
Diluted	$(0.16)	$0.01	$0.02

The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2010	2011	2012
Common stock options	3,546,249	3,658,768	3,697,633
Common stock warrants	76,240	38,980	38,980

Total	3,622,489	3,697,748	3,736,613

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

The Company currently depends on one supplier for a number of components necessary for its products, including ballasts and lamps. If the supply of these components were to be disrupted or terminated, or if this supplier were unable to supply the quantities of components required, the Company may have short-term difficulty in locating alternative suppliers at required volumes. Purchases from this supplier accounted for 26%, 22% and 14% of cost of revenue in fiscal 2010, 2011 and 2012, respectively.

In fiscal 2010, 2011 and 2012, there were no customers who individually accounted for greater than 10% of revenue.

As of March 31, 2011, one customer accounted for 17% of accounts receivable. As of March 31, 2012, one customer accounted for 11% and one customer accounted for 10% of accounts receivable.

Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact of ASU 2011-11.

NOTE C — RELATED PARTY TRANSACTIONS

During fiscal 2010, 2011 and 2012, the Company purchased goods and services from an entity in the amounts of $46,000, $48,000 and $46,000, respectively, for which a director of the Company serves as a member of the board of directors. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

During fiscal 2010 and 2011, the Company recorded revenue of $29,000 and $2,623,000 for products and services sold to an entity for which a former director of the Company was formerly the executive chairman. Included in the fiscal 2011 revenue was $2,586,000 in revenue from OTA contracts completed during the fiscal 2011 fourth quarter. As of March 31, 2011, current and long-term accounts receivable related to OTA contracts were $0.2 million and $1.1 million, respectively. During fiscal 2010 and 2011, the Company purchased goods and services from the same entity in the amounts of $30,000 and $0. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party. The related party relationship did not exist as of March 31, 2012.

During fiscal 2010 and 2011, the Company recorded revenue of $766,000 and $241,000 for products and services sold to various entities affiliated or associated with an entity for which a director of the Company previously served as a member of the board of directors. The Company is not able to identify the respective amount of revenues attributable to specifically identifiable entities within such group of affiliated or associated entities or the extent to which any such individual entities are related to the entity on whose board of directors the Company’s director served. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party. The related party relationship did not exist as of March 31, 2012.

NOTE D — LONG-TERM DEBT

Long-term debt as of March 31, 2011 and 2012 consisted of the following (in thousands):

	March 31,
	2011	2012
Term note	$782	$532
Customer equipment finance notes payable	1,793	6,568
First mortgage note payable	853	776
Debenture payable	807	765
Other long-term debt	1,127	854

Total long-term debt	5,362	9,495
Less current maturities	(1,137)	(2,791)

Long-term debt, less current maturities	$4,225	$6,704

Revolving Credit Agreement

On June 30, 2010, the Company entered into a new credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan), which was amended by a First Amendment on September 30, 2011. The Credit Agreement replaced the Company’s former credit agreement with a different bank.

The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2012. The Company is currently working on an amendment to the Credit Facility to extend the maturity date to June 30, 2013. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of March 31, 2012, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. The Company incurred $61,000 of deferred financing costs related to the Credit Agreement which will be amortized over the two-year term of the Credit Agreement. There were no borrowings by the Company under the Credit Agreement as of March 31, 2012. The Company was in compliance with all of its covenants under the Credit Agreement as of March 31, 2012.

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

The Company must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was satisfied as of March 31, 2012.

Customer Equipment Finance Notes Payable

In September 2010, the Company entered into a note agreement with a financial institution that provided the Company with $2.4 million to fund completed customer contracts under the Company’s OTA finance program. In February 2011, the Company sold a portion of the OTA contracts collateralizing the note to a third party equipment finance company. Accordingly, the Company repaid $1.3 million of the outstanding note balance and recorded a prepayment penalty of $33,000. This note is included in the table above as customer equipment finance note payable. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 17 individual OTA customer contracts. The note bears interest at 7% and matures in September 2015. The note agreement includes certain prepayment penalties and a covenant that the Company maintain at least $5 million in cash liquidity. The Company was in compliance with all covenants in the note agreement as of March 31, 2012.

In March 2011, the Company entered into a note agreement with a financial institution that provided the Company with $0.9 million to fund completed customer contracts under the Company’s OTA finance program. This note is included in the table above as customer equipment finance note payable. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting three individual OTA customer contracts. The note bears interest at 7% and requires monthly payments of $20,900 through April 2015. The note agreement includes certain prepayment penalties and a covenant that the Company maintain at least $5 million in cash liquidity. The Company was in compliance with all covenants in the note agreement as of March 31, 2012.

In June 2011, the Company entered into a note agreement with a financial institution that provided the Company with $2.8 million to fund completed customer contracts under the Company’s OTA finance program. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 46 individual OTA contracts. The note bears interest at 7.85% and matures in March 2016 and is included in the customer equipment finance notes payable line in the table above. The note agreement includes a debt service covenant with respect to the supporting OTA contracts that the aggregate amount of all remaining scheduled payments due with respect to the individual OTA contracts be not less than 1.25 to 1.0 of the remaining principal and interest payments due under the loan. As of March 31, 2012 the Company was in compliance with the debt service covenant.

In September 2011, the Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (JP Morgan) that provided the Company with $5.0 million immediately available to fund completed customer contracts under the Company’s OTA finance program and an additional $5.0 million upon the Company’s achievement of meeting a trailing 12-month earnings before interest, taxes, depreciation and amortization (EBITDA) target of $8.0 million. As of March 31, 2012, the Company had not yet achieved the trailing 12-month EBITDA target. The Company has one year from the date of the commitment to borrow under the credit agreement. During fiscal 2012, the Company borrowed $3.2 million against the OTA credit note and repaid $0.3 million. The borrowing is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 39 individual OTA customer contracts. The current borrowing under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. The Company incurred $0.1 million of deferred financing costs related to the Credit Agreement which will be amortized over the repayment term of the Credit Agreement. The credit agreement includes certain financial covenants, including funded debt to EBITDA and debt service coverage ratios. The Company was in compliance with all covenants in the credit agreement as of March 31, 2012.

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

First Mortgage Note Payable

The Company’s first mortgage note payable has an interest rate of prime plus 2.25% (effective rate of 5.50% at March 31, 2012), and requires monthly payments of principal and interest of $10,000 through September 2014. The mortgage is secured by a first mortgage on the Company’s manufacturing facility. The mortgage includes certain prepayment penalties and various restrictive covenants, with which the Company was in compliance as of March 31, 2012.

Debenture Payable

The Company’s debenture payable was issued by Certified Development Company at an effective interest rate of 6.18%. The balance is payable in monthly principal and interest payments of $8,000 through December 2024 and is guaranteed by United States Small Business Administration 504 program. The amount due was collateralized by a second mortgage on the manufacturing facility.

Other Long-Term Debt

In November 2007, the Company completed a Wisconsin Community Development Block Grant with the local city government to provide financing in the amount of $750,000 for the purpose of acquiring additional production equipment. The loan has an interest rate of 4.9% and is collateralized by the related equipment. The loan requires monthly payments of $11,000 through December 2014.

In September 2010, the Company entered into a note agreement with the Wisconsin Department of Commerce that provided the Company with $0.3 million to fund the Company’s rooftop solar project at its Manitowoc manufacturing facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allows for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and requires monthly payments of $4,600. The note matures in June 2017. The note agreement requires the Company to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. The Company was in compliance with all covenants in the note agreement as of March 31, 2012.

In January 2011, the Company amended its November 2007 Wisconsin Community Development Block Grant with the local city government to provide the Company with $0.2 million to fund equipment at its Manitowoc facility. The loan is included in the table above as other long-term debt. The amendment to the loan agreement is collateralized by the related equipment. The loan bears interest at 2.1125% and requires monthly payment of $3,600 through December 2014. The amendment to the loan agreement requires the Company to create and maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. The Company was in compliance with all covenants in the loan agreement as of March 31, 2012.

Other long-term debt consists of a promissory note from state government to provide working capital and equipment for the development of daylighting technologies. The note is secured by the related equipment. The loan bears interest at 2.0% and requires monthly payments of $3,400 through November 2015.

In fiscal 2010, $250,000 of debt was forgiven related to the creation of certain types and numbers of jobs within the lending locality.

Aggregate Maturities

As of March 31, 2012, aggregate maturities of long-term debt were as follows (in thousands):

Fiscal 2013	$2,792
Fiscal 2014	2,599
Fiscal 2015	2,399
Fiscal 2016	926
Fiscal 2017	259
Thereafter	520

$9,495

NOTE E — INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ending (in thousands):

	Fiscal Year Ended March 31,
	2010	2011	2012
Current	$109	$(48)	$520
Deferred	(1,112)	(1,194)	(150)

	$(1,003)	$(1,242)	$370

	2010	2011	2012
Federal	$(1,348)	$(1,294)	$292
State	345	52	78

	$(1,003)	$(1,242)	$370

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2010	2011	2012
Statutory federal tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net	2.6%	1.2%	9.2%
Stock-based compensation expense	5.0%	(68.0)%	0.0%
Federal tax credit	(3.5)%	(26.5)%	(11.6)%
State tax credit	(0.4)%	(3.2)%	(5.9)%
Change in valuation reserve	5.1%	12.4%	5.9%
Permanent items	0.1%	(19.7)%	10.0%
Change in tax contingency reserve	0.0%	0.1%	0.8%
Other, net	2.7%	(0.1)%	0.9%

Effective income tax rate	(22.4)%	(137.8)%	43.3%

The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (in thousands):

	March 31,
	2011	2012
Inventory, accruals and reserves	$1,230	$1,176
Other	82	105
Deferred revenue	(263)	268

Total net current deferred tax assets and liabilities	1,049	1,549
Federal and state operating loss carryforwards	1,416	1,404
Tax credit carryforwards	1,211	1,412
Non-qualified stock options	1,540	1,870
Deferred revenue	318	448
Fixed assets	(1,753)	(2,097)
Valuation allowance	(378)	(428)

Total net long-term deferred tax assets and liabilities	$2,354	$2,609

Total net deferred tax assets	$3,403	$4,158

The Company is eligible for tax benefits associated with the excess tax deduction available for exercises of non-qualified stock options over the fair value determined at the grant date. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return. Benefits of $0.1 million, $(0.1) million and $1.0 million were recorded in fiscal 2010, fiscal 2011 and fiscal 2012, respectively, as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized in the current year.

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

As of March 31, 2012, the Company has federal net operating loss carryforwards of approximately $7.0 million, of which $3.2 million are associated with the exercise of non-qualified stock options that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $4.5 million, of which $2.1 million are associated with the exercise of non-qualified stock options. The benefit from the net operating losses created from these exercises will be recorded as a reduction in taxes payable and a credit to additional paid-in capital in the period in which the benefits are realized.

As of March 31, 2012, The Company also has federal tax credit carryforwards of approximately $1.0 million and state tax credits of $0.4 million. A valuation allowance has been set up for the state tax credits due to the state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2014 – 2030.

Generally, a change of more than 50% in the ownership of the Company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. As a result, the Company’s ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for the Company. The Company does not believe an ownership change affects the use of the full amount of the net operating loss carryforwards. There was no limitation that occurred for fiscal 2011 or fiscal 2012.

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

Uncertain tax positions

As of March 31, 2012, the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect any of these amounts to change in the next twelve months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

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

	Fiscal Year Ended March 31,
	2010	2011	2012
Unrecognized tax benefits as of beginning of fiscal year	$397	$398	$399
Decreases relating to settlements with tax authorities	—	—	—
Additions based on tax positions related to the current period positions	1	1	7

Unrecognized tax benefits as of end of fiscal year	$398	$399	$406

NOTE F —COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases vehicles and equipment under operating leases expiring at various dates through 2021. Rent expense under operating leases was $1,385,000, $1,810,000 and $2,111,000 for fiscal 2010, 2011 and 2012, respectively. Total annual commitments under non-cancelable operating leases with terms in excess of one year at March 31, 2012 are as follows (in thousands):

Fiscal 2013	$1,524
Fiscal 2014	924
Fiscal 2015	911
Fiscal 2016	888
Fiscal 2017	782
Thereafter	2,752

$7,781

Purchase Commitments

The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2012, the Company had entered into $13.9 million of purchase commitments related to fiscal 2013 for inventory purchases.

Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. In fiscal 2010, 2011 and 2012, the Company made matching contributions of approximately $12,000, $7,000 and $15,000, respectively.

Litigation

From time to time, the Company is subject to various claims and legal proceedings arising out of the ordinary course of business. The Company is not currently subject to any material litigation.

In February and March 2008, three class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, several of its officers, all members of its then existing board of directors, and certain underwriters relating to the Company’s December 2007 initial public offering (IPO). In the fourth quarter of fiscal 2010, the Company reached a preliminary agreement to settle the class action lawsuits and on January 3, 2011, the court in the Southern District of New York issued an order granting preliminary approval of the settlement. After a fairness hearing on April 14, 2011, the court approved the settlement in a final judgment and order. No shareholder appeared at the hearing to object. Accordingly, the case has concluded. Of the final settlement amount of $3.25 million, the Company contributed $0.49 million and the its insurer contributed $2.76 million. The Company recorded the settlement charge in the fourth quarter of fiscal 2010.

NOTE G —SHAREHOLDERS’ EQUITY

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

Share Repurchase Program and Treasury Stock

In July 2008, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase in the aggregate up to a maximum of $20 million of the Company’s outstanding common stock. In December 2008, the Company’s board of directors supplemented the share repurchase program authorizing the Company to repurchase up to an additional $10 million of the Company’s outstanding common stock. Through January 31, 2010, the date the program was effectively terminated, the Company had repurchased 7,092,817 shares of common stock at a cost of $29.8 million under the program.

In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. As of March 31, 2012, the Company had repurchased 278,300 shares of common stock at a cost of $740,000 under the program.

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

Employee Stock Purchase Plan

In August 2010, the Company’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. The Company had the following shares issued from treasury during fiscal 2011 and fiscal 2012:

As of March 31, 2011
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended September 30, 2010	40,560	$3.17	38,202	$121,100	$—
Quarter Ended December 31, 2010	12,274	3.34	10,898	36,400	844
Quarter Ended March 31, 2011	12,942	4.04	9,555	38,600	1,841

Total	65,776	$3.37	58,655	$196,100	$2,685

As of March 31, 2012
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended June 30, 2011	9,788	$3.93	8,601	$33,800	$1,650
Quarter Ended September 30, 2011	16,753	2.65	11,265	29,850	11,101
Quarter Ended December 31, 2011	3,756	2.95	2,543	7,500	34,650
Quarter Ended March 31, 2012	6,737	2.38	5,084	12,100	8,790

Total	37,034	$2.97	27,493	$83,250	$56,191

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

The Company granted accelerated vesting stock options in May 2011 under its 2004 Stock and Incentive Awards Plan to provide an opportunity for its employees to earn long-term equity incentive awards based on the Company’s financial performance for fiscal 2012. An aggregate of 459,041 stock options were granted on the third business day following the Company’s public release of its fiscal 2011 results at an exercise price per share of $4.19, which was the closing sale price of the Company’s Common Stock on that date. The stock options only vested, however, if the optionee remained employed and the Company was successful in achieving at least 100% of the target levels for each of the Company’s three financial metric targets for fiscal 2012, and if the Company’s stock price equaled or exceeded $5.00 per share for at least 20 trading days during any 90-day period during the options’ ten-year term. As of March 31, 2012, the Company did not achieve 100% of all three of the financial metric targets and the options were subsequently cancelled.

In fiscal 2010, the Company granted 11,211 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $3.29 to $5.44 per share. In fiscal 2011, the Company granted 15,475 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $2.86 to $3.93 per share. In fiscal 2012, the Company granted 29,308 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at the market price as of the grant date, ranging from $2.43 to $4.19 per share.

The following amounts of stock-based compensation were recorded (in thousands):

	Fiscal Year Ended
	2010	2011	2012
Cost of product revenue	$222	$187	$189
General and administrative	539	560	548
Sales and marketing	691	523	501
Research and development	39	31	29

	$1,491	$1,301	$1,267

The number of shares available for grant under the plans were as follows:

Available at March 31, 2009	1,070,954
Granted stock options	(888,018)
Granted shares	(11,211)
Forfeited	397,965

Available at March 31, 2010	569,690
Amendment to Plan	1,500,000
Granted stock options	(744,077)
Granted shares	(15,475)
Forfeited	267,538

Available at March 31, 2011	1,577,676
Granted stock options	(1,481,356)
Granted shares	(29,308)
Forfeited	1,339,078

Available at March 31, 2012	1, 406,090

The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at March 31, 2009	3,680,945	$3.40	$4.25
Granted	888,018	$3.92
Exercised	(624,749)	$1.71
Forfeited	(397,965)	$4.89

Outstanding at March 31, 2010	3,546,249	$3.66	$2.23
Granted	744,077	$3.57
Exercised	(364,020)	$1.30
Forfeited	(267,538)	$4.33

Outstanding at March 31, 2011	3,658,768	$3.83	$2.04
Granted	1,481,356	$3.56
Exercised	(103,413)	$1.45
Forfeited	(1,339,078)	$4.18

Outstanding at March 31, 2012	3,697,633	$3.76	$1.95	$176,041

Exercisable at March 31, 2012	1,887,384			$154,351

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2012:

	March 31, 2012
	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Vested	Weighted Average Exercise Price
$0.75	10,000	3.00	0.75	10,000	0.75
1.50	20,500	1.83	1.50	20,500	1.50
2.20 – 2.25	813,646	4.42	2.21	693,146	2.21
2.41 – 2.75	570,167	8.56	2.57	105,167	2.51
2.86 – 4.32	1,270,817	8.16	3.52	324,853	3.38
4.48 – 4.76	419,932	4.11	4.54	371,132	4.51
5.34 – 6.05	389,220	6.92	5.42	204,035	5.42
9.00 – 10.04	51,000	5.87	9.00	47,200	9.00
10.14 – 11.61	152,351	6.04	10.93	111,351	10.87

	3,697,633	6.64	$3.76	1,887,384	$3.89

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $2.38 as of March 30, 2012.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2012 is as follows (in thousands):

Fiscal 2013	$1,157
Fiscal 2014	942
Fiscal 2015	646
Fiscal 2016	443
Fiscal 2017	258
Thereafter	72

	$3,518
Remaining weighted average expected term	6.6	years

The Company has issued warrants to placement agents in connection with various stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. There were no warrants issued in fiscal 2010, 2011 or 2012.

Outstanding warrants are comprised of the following:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2009	488,504	$2.31
Issued	—	—
Exercised	(399,364)	$2.30
Cancelled	(12,900)	$2.30

Outstanding at March 31, 2010	76,240	$2.37
Issued	—	—
Exercised	(22,060)	$2.50
Cancelled	(15,200)	$2.50

Outstanding at March 31, 2011	38,980	$2.25
Issued	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2012	38,980	$2.25

A summary of outstanding warrants as of March 31, 2012 follows:

Exercise Price	Number of Warrants	Expiration
$ 2.25	38,980	Fiscal 2015

NOTE I — SEGMENT DATA

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

	Revenues			Operating (Loss) Profit
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2010	2011	2012	2010	2011	2012
Segments:
Energy Management	$67,663	$77,861	$72,097	$2,421	$6,460	$4,974
Engineered Systems	410	4,176	28,465	(1,688)	(1,507)	569
Corporate and Other	—	—	—	(5,312)	(5,007)	(5,021)

	$68,073	$82,037	$100,562	$(4,579)	$(54)	$522

	Depreciation			Capital Expenditures
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2010	2011	2012	2010	2011	2012
Segments:
Energy Management	$1,214	$997	$1,448	$1,325	$699	$1,179
Engineered Systems	31	175	287	2,682	2,373	34
Corporate and Other	1,308	1,539	2,246	4,293	1,882	3,114

	$2,553	$2,711	$3,981	$8,300	$4,954	$4,327

	Total Assets		Deferred Revenue
	For the year ended March 31,		For the year ended March 31,
(dollars in thousands)	2011	2012	2011	2012
Segments:
Energy Management	$66,795	$61,873	$533	$734
Engineered Systems	20,422	13,424	9,671	4,928
Corporate and Other	33,870	50,353	—	—

	$121,087	$125,650	$10,204	$5,662

The Company’s revenue and long-lived assets outside the United States are insignificant.

NOTE J — SUBSEQUENT EVENTS

In April 2012, the Company’s Board of Directors approved an increase to the share repurchase program previously approved in November 2011, authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company’s outstanding common stock.

NOTE K — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended March 31, 2011 and March 31, 2012 are as follows:

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2011	2011	2011	2012	Total
	(in thousands, except per share amounts)
Total revenue	$18,221	$33,475	$27,406	$21,460	$100,562
Gross profit	6,007	9,381	7,514	7,136	30,038
Net income (loss)	(792)	1,358	74	(157)	483
Basic net income per share	(0.03)	0.06	0.00	(0.01)	0.02
Shares used in basic per share calculation	22,921	22,990	22,996	22,904	22,953
Diluted net income per share	(0.03)	0.06	0.00	(0.01)	0.02
Shares used in diluted per share calculation	22,921	23,370	23,255	22,904	23,387

	Three Months Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2010	2010	2010	2011	Total
	(in thousands, except per share amounts)
Total revenue	$16,977	$15,853	$23,644	$25,563	$82,037
Gross profit	5,753	5,610	7,834	8,442	27,639
Net income (loss)	(536)	540	(182)	519	341
Basic net income per share	(0.02)	0.02	(0.01)	0.02	0.02
Shares used in basic per share calculation	22,523	22,639	22,726	22,827	22,678
Diluted net income per share	(0.02)	0.02	(0.01)	0.01	0.01
Shares used in diluted per share calculation	22,523	22,902	22,726	23,332	23,198

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2012, pursuant to Exchange Act Rule 13a-15 and 15d-15. In light of the restatement of our consolidated financial statements for the fiscal year ended March 31, 2011 and for the quarters ended June 30, 2011 and September 30, 2011, our Chief Executive Officer and our Chief Financial Officer have identified material weaknesses in internal controls over financial reporting described below and have, therefore, concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the assessment of our internal control over financial reporting as of March 31, 2012, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2012:

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

The material weaknesses described above resulted in a restatement of our annual and interim consolidated financial statements. Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2012.

Plans for Remediation of Material Weaknesses

Our Board, the Audit & Finance Committee and management have added resources and are developing and implementing new processes, procedures and internal controls to remediate the material weaknesses that existed in our internal control over financial reporting as it related to revenue recognition, and our disclosure controls and procedures, as of March 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment using the COSO criteria, management believes that, as of March 31, 2012, our internal control over financial reporting was not effective as explained in the preceding sections.

BDO USA, LLP, independent registered public accounting firm has audited our consolidated financial statements for the fiscal years ended March 31, 2011 and 2012, and our internal control over financial reporting as of March 31, 2012. Their report appears in Item 8 under the heading “Reports of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

Except as described above in Plans for Remediation of Material Weakness, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information with respect to our current directors is set forth below.

Class II Directors — Terms Expiring 2012

Mark C. Williamson, 58, has served as a director since April 2009 and has been our lead independent director since October 2009. Mr. Williamson has been a partner of Putnam Roby Williamson Communications of Madison, Wis., a strategic communications firm specializing in energy utility matters, since 2008. He has more than 20 years of executive-level utility experience. Prior to joining Putnam Roby Williamson Communications, Mr. Williamson was vice president of major projects for American Transmission Company from 2002 to 2008, served as executive vice president and chief strategic officer with Madison Gas and Electric Company from 1986 to 2002 and, prior to 1986, was a trial attorney with the Madison firm Geisler and Kay S.C. We believe that Mr. Williamson’s background in the energy utility industry and in management positions qualify him for service as a director of our company.

Michael W. Altschaefl, 53, has served as a director since October 2009. Mr. Altschaefl is an owner and chief executive officer of Albany-Chicago Company LLC, a custom die cast and machined components company. Mr. Altschaefl is a certified public accountant. Prior to joining Albany-Chicago Company LLC in 2008, Mr. Altschaefl served as a partner with Grant Thornton LLP, an independent registered public accounting firm, for six years. We believe that Mr. Altschaefl’s experience in leadership positions at manufacturing companies and his background as an accountant qualify him for service as a director of our company.

Tryg C. Jacobson, 56, was appointed to our board of directors on May 31, 2011. Since 2010, Mr. Jacobson has been the founder and president of Jake’s Café LLC, a collaborative community for creative professionals. Prior to founding Jake’s Café LLC, Mr. Jacobson was the owner and chairman of Jacobson Rost, a Wisconsin-based marketing communications firm specializing in corporate branding, from 1981 to 2010. Before joining Jacobson Rost, Mr. Jacobson ran Ice Nine Corporation, a Minneapolis textile printing firm he founded in 1978. In addition to his business responsibilities, Mr. Jacobson served until 2010 on the Kohler Foundation’s Board of Directors. He has also been a brand specialist/speaker for The Executive Committee since 1995, focusing on teaching his brand methodology to businesses in the United States and Canada. Mr. Jacobson has also served as a director of US Sailing Center Sheboygan since 2009. We believe that Mr. Jacobson’s experiences in leadership positions at companies in the corporate communications and branding industry qualify him for service as a director of our company.

Class III Directors — Terms Expiring 2013

Neal R. Verfuerth, 53, has been a director since 1998 and our chief executive officer since 2005. From 1998 until July 2009, Mr. Verfuerth also served as our president, and from 2009 until August 25, 2010, he served as chairman of our board. He co-founded our company in 1996 and served until 1998 as our vice president. From 1993 to 1996, he was employed as director of sales/marketing and product development of Lights of America, Inc., a manufacturer and distributor of compact fluorescent lighting technology. Prior to that time, Mr. Verfuerth served as president of Energy 2000/Virtus Corp., a solar heating and energy efficient lighting business. Mr. Verfuerth has invented many of our products, principally our Compact Modular energy efficient lighting system, and other related energy control technologies used by our company. We believe that Mr. Verfuerth’s role as founder of our company and inventor of many of our products and his experience in leadership positions in the energy management industry qualify him for service as a director of our company.

James R. Kackley, 70, has been a director since 2005 and the non-executive chairman of our board since August 25, 2010, and served as our president and chief operating officer from July 2009 until May 2010. Mr. Kackley practiced as a public accountant for Arthur Andersen, LLP from 1963 to 1999. From 1974 to 1999, he was an audit partner for the firm. In addition, in 1998 and 1999, he served as chief financial officer for Andersen Worldwide. From June 1999 to May 2002, Mr. Kackley served as an adjunct professor at the Kellstadt School of Management at DePaul University. Mr. Kackley serves as a director, a member of the executive committee and the audit committee chairman of Herman Miller, Inc. From 2004 until 2010, Mr. Kackley served as a director and member of the management resources and compensation committee and audit committee of PepsiAmericas, Inc. prior to its sale, and from February 2007 to October 2007 he also served as a director and a member of the nominating and governance committee and the audit committee of Ryerson, Inc. prior to its sale. In December 2010, Mr. Kackley was elected to the board of directors of Perficient, Inc., a publicly-traded information technology consulting firm, where he serves as non-executive chairman of the board and as a member of the audit committee and nominating and governance committee. We believe that Mr. Kackley’s background as an accountant and chief financial officer, his public company board of directors service, his role as our president and chief operating officer and his experience in leadership positions in business qualify him for service as a director of our company.

Thomas N. Schueller, 69, was appointed to our board of directors in April 2010 and elected by shareholders at our 2010 annual meeting. From 2007 until his retirement in 2009, Mr. Schueller was chief credit officer and managing director of Lake Shore Wisconsin Corporation, a commercial banking enterprise headquartered in Sheboygan, Wisconsin. Prior to his position at Lake Shore Wisconsin Corporation, Mr. Schueller served as president and senior loan review officer of Community Bank and Trust of Sheboygan, a commercial bank headquartered in Sheboygan, Wisconsin, from 1990 to 2007. From 1970 to 1989, Mr. Schueller served in a variety of positions, including senior vice president and regional senior lender, for Citizens Bank and Trust in Sheboygan. We believe that Mr. Schueller’s career in the commercial finance industry and his experience in helping to finance many growth companies qualify him for service as a director of our company.

Class I Directors — Terms Expiring 2014

Michael J. Potts, 48, became our president and chief operating officer in July 2010. Prior to becoming our president and chief operating officer, Mr. Potts served as our executive vice president since 2003 and has served as a director since 2001. Mr. Potts joined our company as our vice president—technical services in 2001. Prior to joining our company, Mr. Potts founded Energy Executives Inc., a consulting firm that assisted large energy-consuming clients on energy issues. From 1988 through 2001, Mr. Potts was employed by Kohler Co., one of the world’s largest manufacturers of plumbing products. From 1990 through 1999 he held the position of supervising engineer—energy in Kohler’s energy and utilities department. In 2000, Mr. Potts assumed the position of supervisor—energy management group of Kohler’s entire corporate energy portfolio, as well as the position of general manager of its natural gas subsidiary. Mr. Potts is licensed as a professional engineer in Wisconsin. We believe that Mr. Potts’ experiences as our executive vice president and in leadership roles in the energy industry and his public affairs experience and engineering background qualify him for service as a director of our company.

Elizabeth Gamsky Rich, 53, was appointed to our board of directors in June 2010. Since January 2009 and from 2000 to 2007, Ms. Rich has been the owner of, and an attorney with, Elizabeth Gamsky Rich & Associates S.C., a law firm offering legal services in the areas of energy law, environmental law, land use, real estate law and business law. From September 2007 to January 2009, Ms. Rich was a principal shareholder of Petrie & Stocking S.C., supervising a general legal practice and practicing in the areas of energy, environmental and real estate law and related litigation. Ms. Rich has served as a member of the board of directors for Outpost Natural Foods, Gateway 2 Center Inc., the Wisconsin State Bar Board of Governors and the Plymouth Arts Foundation, and she currently serves on the board of directors for the Farm-to-Consumer Legal Defense Foundation. We believe that Ms. Rich’s background in advising companies in the energy and environmental sectors and her experience as a director for various entities qualify her for service as a director of our company.

Executive Officers

Information with respect to our current executive officers is set forth below.

Name	Age	Position
Neal R. Verfuerth	53	Chief Executive Officer
Scott R. Jensen	45	Chief Financial Officer, Chief Accounting Officer and Treasurer
Michael J. Potts	48	President and Chief Operating Officer
John H. Scribante	47	President, Orion Engineered Systems
Paul J. Kardish	49	Vice President, General Counsel and Secretary

The following biographies describe the business experience of our executive officers. (For biographies of Messrs. Verfuerth and Potts, see “Directors” above.)

Scott R. Jensen has been our Chief Financial Officer since June 3, 2011, our Chief Accounting Officer since October 31, 2011 and our Treasurer since July 2008. He also served as our Chief Accounting Officer from April 2011 until June 3, 2011, as our Chief Financial Officer from July 2008 until April 2011, as our Controller and Vice President of Corporate Finance from 2007 until 2008 and as our Director of Finance from 2004 to 2007. From 2002 to 2004, Mr. Jensen was the manager of financial planning and analysis at the Mirro Co. (a division of Newell Rubbermaid). Mr. Jensen is a certified public accountant.

John H. Scribante became President of Orion Engineered Systems Division in August 2009, after serving as our Senior Vice President of Business Development since 2007. Mr. Scribante served as our Vice President of Sales from 2004 until 2007. Prior to joining our company, Mr. Scribante co-founded and served as chief executive officer of Xe Energy, LLC, a distribution company that specialized in marketing energy reduction technologies, from 2003 to 2004. From 1996 to 2003, he co-founded and served as president of Innovize, LLC, a company that provided outsourcing services to mid-market manufacturing companies.

Paul J. Kardish became our Vice President—General Counsel on October 17, 2011. Mr. Kardish was subsequently appointed by the Board of Directors as Corporate Secretary on November 15, 2011. Prior to joining our company, Mr. Kardish served as senior corporate attorney and director—labor relations and corporate security at Kohler Co., a manufacturer of kitchen products, bath products, engines, power systems, furniture and decorative tile with more than 30,000 employees worldwide, since 2010. In his position at Kohler Co., Mr. Kardish had global responsibilities that included leading labor, employment and corporate security functions. From 2006 to 2010, Mr. Kardish was assistant general counsel at 1M Flash Technologies, LLC, a joint venture of Intel Corporation and Micron Technology, Inc. that manufactures memory technology for use in consumer electronics, removable storage and handheld communication devices, and served as the joint venture’s primary legal advisor, reporting directly to its chief executive officers. Mr. Kardish was assistant general counsel at Honeywell International Inc., a technology and manufacturing company, from 2003-2005, and served as benefits and employment counsel at Freeport MeMoran Copper & Gold Inc., an international mining company, from 2001-2003. Prior to his employment at Freeport McMoran Copper & Gold Inc., Mr. Kardish was associated with a Dallas, Texas-based law firm from 1999-2000.

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

To our knowledge, based solely upon our review of the copies of these forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that all of our executive officers and directors complied with their reporting obligations during fiscal 2012, except that each of Messrs. Altschaefl and Jacobson inadvertently did not file a Form 4 within two business days following the receipt of shares of our Common Stock on February 28, 2012 as part of their fiscal 2012 retainer.

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

Our audit and finance committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and is currently comprised of Messrs. Altschaefl, Schueller and Williamson, with Mr. Altschaefl acting as the chair. Each member of the audit and finance committee is an audit committee financial expert, as defined under rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act of 2002 (which we refer to as the “Sarbanes-Oxley Act”). The principal responsibilities and functions of our audit and finance committee are to (i) oversee the reliability of our financial reporting, the effectiveness of our internal control over financial reporting, and the independence of our internal and external auditors and audit functions and (ii) oversee the capital structure of our company and assist our board of directors in assuring that appropriate capital is available for operations and strategic initiatives. In carrying out its accounting and financial reporting oversight responsibilities and functions, our audit and finance committee, among other things, oversees and interacts with our independent auditors regarding the auditors’ engagement and/or dismissal, duties, compensation, qualifications and performance; reviews and discusses with our independent auditors the scope of audits and our accounting principles, policies and practices; reviews and discusses our audited annual financial statements with our independent auditors and management; and reviews and approves or ratifies (if appropriate) related party transactions. Our audit and finance committee also is directly responsible for the appointment, compensation, retention and oversight of our independent auditors. Our audit and finance committee met twelve times in fiscal 2012. Our audit and finance committee meets the requirements for independence under the current rules of the NYSE MKT and the SEC, as Messrs. Altschaefl, Schueller and Williamson are all independent directors for such purposes.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “NEOs,” during fiscal 2012 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for fiscal 2012. The NEOs are identified below in the table titled “Summary Compensation Table for Fiscal 2012.” In this compensation discussion and analysis, we also describe various actions regarding NEO compensation taken before or after fiscal 2012 when we believe it enhances the understanding of our executive compensation program.

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

At the beginning of fiscal 2012, our compensation committee, with the concurrence and support of our chief executive officer, took the following actions with respect to the compensation of our NEOs and other executive officers:

•	Paid no bonuses for fiscal 2011, despite increasing revenue by over 35% from fiscal 2010;

•	Continued to freeze base salaries for fiscal 2012 at their respective fiscal 2011 levels (in most cases at fiscal 2009 levels), except for new hires and certain limited exceptions; and

•

Substituted, in lieu of our prior annual cash bonus program and annual grants under our long-term equity incentive program, a new, comprehensive equity- and performance-based incentive compensation program, described below, which was designed to focus our management team and key employees on delivering substantial financial performance improvements in fiscal 2012 over fiscal 2011.

Our compensation committee has reserved the right and discretion to make exceptions to the executive compensation program, including as any such exception may apply to the determination of any and/or all of the relative base salaries, cash bonuses, long-term incentive compensation and/or total direct compensation of our executives, for outstanding contributions to the overall success of our company and the creation of shareholder value, as well as in cases where it may be necessary or advisable to attract and/or retain executives who our compensation committee believes are or will be key contributors to creating and sustaining shareholder value, as determined by our compensation committee based on the recommendations of our chief executive officer (in all cases other than our chief executive officer’s own compensation).

Setting Executive Compensation

Our board of directors, our compensation committee and our chief executive officer each play a role in setting the compensation of our NEOs. Our board of directors appoints the members of our compensation committee and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive compensation program. Our compensation committee consists of Messrs. Williamson (Chair) and Jacobson and Ms. Rich. Each member of our compensation committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” and a “non-employee director” for purposes of Rule 16b-3 under the Securities and Exchange Act of 1934, which we refer to as the “Exchange Act.”

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

The compensation committee considered the results from the shareholder advisory vote on executive compensation at our 2011 annual meeting of shareholders as support for the company’s compensation policies and practices. At our 2011 annual meeting of shareholders, more than 92% of the votes cast on the shareholder advisory vote on executive compensation were in favor of our executive compensation. Our board of directors and our compensation committee value the opinions of our shareholders and are committed to ongoing engagement with our shareholders on executive compensation practices. Our board of directors has determined that our shareholders should vote on a say-on-pay proposal each year in accordance with the preference expressed by shareholders on the “say-when-on-pay” proposal at our 2011 annual meeting of shareholders.

Because of the general recessionary economic and industry conditions and their adverse impact on our fiscal 2011 financial performance and fiscal 2012 prospects, the compensation committee, with the concurrence and support of our chief executive officer, determined in the beginning of fiscal 2012 that it would (i) no bonuses for fiscal 2011, despite increasing revenue by over 35% from fiscal 2010; (ii) continue to freeze base salaries for fiscal 2012 at their respective fiscal 2010 levels (in most cases at fiscal 2009 levels), except for new hires and certain limited exceptions; and (iii) implement a new, comprehensive equity- and performance-based incentive compensation program, described below, which was designed to focus our management team and key employees on delivering substantial financial performance improvements in fiscal 2012 over fiscal 2011.

Our compensation committee did not engage a compensation consultant in setting executive compensation levels or making decisions regarding executive compensation plans for fiscal 2012. The committee determined that it was not necessary to incur the expense of obtaining additional advice and guidance from an executive compensation consultant for fiscal year 2012 for the following reasons:

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

•

The committee did not expect to change significantly the total base compensation levels for our executive officers for fiscal 2012. In particular, the committee expected to maintain executive base salary levels flat with prior years for the third year in a row and bonus opportunities were largely the same as provided in fiscal 2011 (unless we achieved exceptional performance).

The committee engaged Towers Watson to provide it with Towers Watson’s market assessment, with a focus on competiveness, of the total compensation of the company’s executive officers to assist the committee in determining fiscal 2013 compensation. Towers Watson provided the committee with certain benchmarking data for base salaries, annual incentive compensation, long-term incentive compensation and total direct compensation. In compiling the benchmarking data, Towers Watson relied on the Towers Watson 2011/2012 Top Management Compensation Survey, the Towers Watson 2011 Compensation Data Bank Executive Compensation Survey (for companies will less than $1 billion in revenues) and the Towers Watson 2011/2012 Long-Term Incentive Survey (for companies with less than $500 million in revenues). To approximate our labor market, Towers Watson used market results corresponding to the participating companies in the surveys who are in the electrical equipment and supplies industry or, to the extent such results were not available for a position, results corresponding to participating companies in the durable goods manufacturing industry. Towers Watson used regression analysis to adjust the survey data to compensate for differences among the revenue sizes of the companies in the survey and our revenue size. The compensation committee did not receive or review the identities of the individual participating companies in the surveys on which Towers Watson relied, which information is proprietary and confidential to Towers Watson.

Elements of Executive Compensation

Our current executive compensation program for our NEOs consists of the following elements:

•	Base salary;

•	Incentive compensation; and

•	Retirement and other benefits.

Base Salary

We pay our NEOs a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. In fiscal 2012, as a result of the challenging economic and industry market conditions and their adverse impact on our fiscal 2011 financial results and fiscal 2012 prospects, our compensation committee continued the freeze on the base salaries of all of our NEOs (other than Mr. Jensen). Mr. Jensen’s base salary was increased from $200,00 to $225,000 for fiscal 2012 in connection with his appointment as our chief financial officer in June 2011 due to the increased duties and responsibilities as chief financial officer.

The fiscal 2012 annual base salaries for our current NEOs were as follows:

Name and Current Position	Base Salary ($)
Neal R. Verfuerth Chief Executive Officer	$460,000
Michael J. Potts President and Chief Operating Officer	275,000
John H. Scribante President of Orion Engineered Systems	275,000
Scott R. Jensen Chief Financial Officer, Chief Accounting Officer and Treasurer	225,000

Incentive Compensation – Fiscal 2012

Early in fiscal 2012, our management proposed, and our compensation committee approved, a new, comprehensive incentive and pay-for-performance compensation program with three basic elements:

•

A grant of stock options, which we refer to as “accelerated vesting” stock options, the vesting of which was tied directly to our achievement of significant improvements in three financial metrics in fiscal 2012: total revenues, net income, and free cash flow (calculated as described below).

•

An annual incentive award payable after the end of fiscal 2012 in a grant of stock options, which we refer to as “immediately vested” stock options, the relative size of which was also tied directly to our achievement of significant improvements in total revenues, net income, and free cash flow in fiscal 2012.

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

Each of these elements is discussed and analyzed further below. The target levels for the three financial metrics for fiscal 2012 were tied directly to our fiscal 2012 budget as approved by our board of directors:

(i)	Fiscal 2012 revenues of $115.0 million, determined pursuant to generally accepted accounting principles (“GAAP”);

(ii)	Fiscal 2012 net income of $4.9 million, determined pursuant to GAAP, but excluding the impact of material gains or losses that were non-cash in nature (as determined by our compensation committee); and

(iii)	Fiscal 2012 free cash flow of $4.9 million, calculated as operating cash flow as determined pursuant to GAAP, less traditional capital expenditures and OTA capital expenditures (in each case, as determined by our compensation committee).

The new program encompassed all of our key employees, including our NEOs, but the following discussion will focus on our current NEOs as required by the rules of the Securities and Exchange Commission.

Accelerated Vesting Stock Options

We granted the accelerated vesting stock options in May 2011 under our 2004 Stock and Incentive Awards to provide an opportunity for our current NEOs to earn long-term equity incentive awards based on our financial performance for fiscal 2012. The stock options were granted on the third business day following our public release of our fiscal 2011 results at an exercise price per share of $4.19, which was the closing sale price of our Common Stock on that date. The stock options were only to vest, however, if the optionee remained employed and we were successful in achieving at least 100% of the target levels for each of our three financial metric targets for fiscal 2012, and if our stock price equaled or exceeded $5.00 per share for at least 20 trading days during any 90-day period during the option’s ten-year term. Our compensation committee believed that these awards served to enhance the alignment of the interests of our NEOs and the interests of our shareholders and provided our NEOs with incentives to remain in our employment.

The number of accelerated vesting option shares granted to each of our NEOs was determined by dividing the expected grant date fair value of the options by the product of the NEO’s target bonus under last fiscal year’s bonus program (expressed as a percentage of base salary) and the NEO’s current base salary.

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

The number of accelerated vesting stock options granted to our current NEOs was as follows:

Fiscal 2012 Accelerated Vesting Option Grants

Number of Shares Subject to Option
Neal Verfuerth	36,166
Mike Potts	21,621
John Scribante	21,621
Scott Jensen	15,724

The accelerated vesting stock options granted to each of our NEOs were cancelled because we did not achieve at least 100% of the target levels for each of our three financial metric targets for fiscal 2012.

Immediately Vested Stock Options and Extraordinary Performance Cash Bonus Opportunities

Our compensation committee also determined to grant to participants in our fiscal 2012 incentive program, including our NEOs, an incentive award, the amount of which was contingent upon our fiscal 2012 financial performance as measured against our target fiscal 2012 GAAP revenue, target fiscal 2012 GAAP net income and target fiscal 2012 free cash flows, and which was payable in the form of stock options and, if we achieved extraordinary performance, additional cash bonuses.

If our performance with respect to any of the three financial metrics was under 100% of target, no immediately vested stock options or cash bonuses would be granted under our fiscal 2012 incentive program. If our performance with respect to all three of the financial metrics was 100% or greater, then a pool of options to purchase 684,600 shares of our Common Stock would have been created. If our performance with respect to all three of the financial metrics was 120% or greater, then, in addition to the option pool, a cash bonus pool of $806,667 would have been created.

Our compensation committee determined that these pools would have been allocated according to the recommendations of our chief executive officer with respect to all NEOs and other senior executives (other than our chief executive officer), subject to review and concurrence by the compensation committee. The committee would have determined the allocation of a portion of the option and cash bonus pools to our chief executive officer. With respect to all other employees, our chief executive officer would have coordinated with the applicable senior officers and other managers to determine an appropriate allocation of options and/or cash bonuses to individual subordinate employees based on such employees’ relative performance and contributions to the relative success of our company

Any options granted from the option pool would have been immediately fully vested, would have been granted with an effective grant date on the third business day following our release of our fiscal 2012 results and would have had an exercise price equal to the closing sale price of our Common Stock on the grant date. Our compensation committee determined the size of the option and bonus pools based on our management’s and compensation committee’s views, in their subjective judgment, of an acceptable impact on our earnings per share if we had achieved 100% and 120%, respectively, or more of each of our three specified financial metric targets in fiscal 2012.

No immediately vested stock options or cash bonuses were granted under our fiscal 2012 incentive program because we did not achieve at least 100% of the target levels for each of our three financial metric targets for fiscal 2012.

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

Perquisites and Other Personal Benefits. We provide perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable our executives to perform their duties and to enable us to attract and retain employees for key positions. We provided Messrs. Verfuerth and Potts with a car allowance of $1,000 per month. Mr. Scribante participates in a program for our sales group under which we provide mileage reimbursement for business travel. We lease a corporate aircraft that we use primarily to transport customers to and from our facilities in Manitowoc and for business travel by our executive officers and certain other employees. Use of the corporate aircraft avoids some of the time inefficiencies associated with commercial travel, particularly given that our headquarters is not located in proximity to any major airports, and allows business to be conducted efficiently and securely during flights. During fiscal 2012, on a limited basis, we also permitted certain of our NEOs to use the aircraft for personal travel. We provided this limited benefit to enhance their ability to conduct business during personal travel, to increase their safety and security and to lessen the amount of time they must allocate to travel and away from company business.

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

Our board of directors has also delegated limited authority to our chief executive officer, acting as a subcommittee of our compensation committee, to grant equity-based awards under our 2004 Stock and Incentive Awards Plan. Our chief executive officer may grant awards covering up to 250,000 shares of our Common Stock per fiscal year to certain non-executive officers in connection with offers of employment, promotions and certain other circumstances. Shares subject to awards granted under this delegated authority which were subsequently cancelled or forfeited may be added back to the share authority amount. Under this delegation of authority, any options or stock appreciation rights granted by our chief executive officer must have an effective grant date on the first business day of the month following the event giving rise to the award.

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

The number of shares now required to be held by our executive officers is as follows:

Position	Number Of Shares
Chief Executive Officer	112,154
Chief Operating Officer	38,077
Executive Vice President	38,077
Chief Financial Officer	38,077
Senior Vice President	11,539
Vice President	11,539

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

Tax Considerations. In setting compensation for our NEOs, our compensation committee considers the deductibility of compensation under the Code. Section 162(m) of the Code prohibits us from taking a tax deduction for compensation in excess of $1.0 million that is paid to our chief executive officer and our NEOs, excluding our chief financial officer, and that is not considered “performance-based” compensation under Section 162(m). However, certain transition rules of Section 162(m) have permitted us to treat as performance-based compensation that is not subject to the $1.0 million cap on the following: (i) the compensation resulting from the exercise of stock options that we granted prior to our initial public offering; (ii) the compensation payable under bonus arrangements that were in place prior to our initial public offering; and (iii) compensation resulting from the exercise of stock options, or the vesting of restricted stock, that granted during the period that began after the closing of our initial public offering and ending with our 2011 annual meeting of shareholders. Our 2004 Stock and Incentive Awards Plan provides for the grant of performance-based compensation under Section 162(m), and we obtained shareholder approval of the Plan at the 2011 annual meeting to enable us to qualify awards granted under the Plan to be considered performance-based compensation for purposes of Section 162(m). Our compensation committee may, however, approve compensation that will not meet the requirements of Section 162(m) in order to ensure competitive levels of total compensation for our executive officers.

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

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no member of the compensation committee had a relationship with us that required disclosure under Item 404 of Regulation S-K. During the past fiscal year, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who served as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our Company, nor have they ever been an officer or employee of our Company.

Compensation Committee Report

Our compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” contained in this Form 10-K with management. Based on our compensation committee’s review and discussions with management, our compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Mark A. Williamson, Chair

Tryg C. Jacobson

Elizabeth Gamsky Rich

Summary Compensation Table for Fiscal 2012

The following table sets forth for our NEOs the following information for each of the past three fiscal years or for such shorter period as the NEO has been a NEO: (i) the dollar amount of base salary earned; (ii) the dollar value of bonuses and non-equity incentive plan compensation earned; (iii) the grant date fair value, determined under Accounting Standards Codification Topic 718 (“ASC Topic 718”), for all equity-based awards held by our NEOs; (iv) all other compensation; and (v) the dollar value of total compensation.

Name and Current Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Neal R. Verfuerth	2012	$460,000	$—	$66,907	$—	$48,947	(2)	$575,854
Chief Executive	2011	460,000	—	67,467	—	68,655		596,122
Officer	2010	460,000	—	75,991	—	59,943		595,934

Scott R. Jensen	2012	216,843	—	29,089	—	7,932		253,865
Chief Financial Officer,	2011	200,000	—	20,372	—	144		220,516
Chief Accounting Officer	2010	173,750	—	336,464	—	144		510,358
and Treasurer (3)

Michael J. Potts	2012	275,000	—	39,999	—	16,194	(5)	331,193
President and Chief	2011	260,016	—	22,918	—	16,530		299,465
Operating Officer(4)	2010	225,000	—	25,331	—	16,194		266,525

John H. Scribante	2012	275,000	—	39,999	—	22,600	(6)	337,599
President of Orion	2011	254,437	—	32,999	—	7,673		295,109
Engineered Systems	2010	225,000	—	482,831	—	—		707,831

Daniel J. Waibel	2012	219,087	—	32,726	—	13,392	(8)	265,205
Former President of Orion	2011	225,000	—	32,999	—	13,392		271,391
Asset Management	2010	225,000	—	—	—	12,960		237,960
Division(7)

Michael W. Harris	2012	48,966	—	186,497	—	8,870		244,333
Former Chief Financial Officer(9)

(1)	Represents the grant date fair value calculated pursuant to ASC Topic 718 for the indicated fiscal year. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements for our fiscal year ended March 31, 2012.

(2)	Includes (i) an automobile allowance of $12,000; (ii) $27,462 in life insurance premiums; (iii) personal use of leased corporate aircraft with an aggregate incremental cost of $3,647 and (iv) $5,838 in disability insurance premiums. The aggregate incremental cost of the aircraft was calculated as follows: the actual per mileage cost for fiscal 2012 multiplied by the personal miles flown during fiscal 2012.
(3)	Mr. Jensen became our chief accounting officer and treasurer effective as of April 1, 2011 and our chief financial officer effective June 3, 2011.
(4)	Mr. Potts became our president and chief operating officer effective as of July 21, 2010.
(5)	Includes an automobile allowance of $12,000 and $4,194 in life insurance premiums.
(6)	Includes personal use of leased corporate aircraft of $22,600.
(7)	Mr. Waibel ceased service with the company effective March 21, 2012.
(8)	Includes (i) an automobile allowance of $12,000; (ii) $1,242 in life insurance premiums; and (iii) 401(k) matching contribution of $150.
(9)	Mr. Harris served at the company’s chief financial officer from April 1, 2011 until June 3, 2011.

Grants of Plan-Based Awards for Fiscal 2012

As described above in the Compensation Discussion and Analysis, under our 2004 Stock and Incentive Awards Plan and employment agreements with certain of our NEOs, we granted stock options and non-equity incentive awards (i.e., cash bonuses) to certain of our NEOs in fiscal 2012. The following table sets forth information regarding all such stock options and awards.

Name	Grant Date	Date of Committee Action	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Option Awards ($)(2)
			Thres-hold ($)	Target ($)	Max ($)	Thres- hold (#)	Target (#)	Max (#)
Neal R. Verfuerth			—	(3)	—	—	(3)	—
	5/23/11	4/28/11							36,166	(4)	4.19	66,907
Scott R. Jensen			—	(3)	—	—	(3)	—
	5/23/11	4/28/11							15,724	(4)	4.19	29,089
Michael J. Potts			—	(3)	—	—	(3)	—
	5/23/11	4/28/11							21,621	(4)	4.19	39,999
John H. Scribante			—	(3)	—	—	(3)	—
	5/18/10	4/28/11							21,621	(4)	4.19	39,999
Daniel J. Waibel			—	(3)	—	—	(3)	—
	5/18/10	4/28/11							17,960	(4)	4.19	32,726
Michael W. Harris			—	(3)	—	—	(3)	—
	5/23/11	4/28/11							17,960	(4)	4.19	32,726
	5/23/11	4/28/11							58,000		4.19	153,771

(1)	The exercise price per share is equal to closing market price of a share of our Common Stock on the grant date.
(2)	Represents the grant date fair value of the stock options computed in accordance with ASC Topic 718.
(3)	Pursuant to our fiscal 2012 incentive compensation program, if our performance with respect to specific financial metrics was 100% or greater, then a pool of options to purchase 684,600 shares of our common stock would have been created. If our performance with respect to specific financial metrics was 120% or greater, then, in addition to the option pool, a cash bonus pool of $806,667 would have been created. Our compensation committee determined that these pools would have been allocated according to the recommendations of our chief executive officer with respect to all named executive officers and other senior executives (other than our chief executive officer), subject to review and concurrence by the compensation committee. Due to our performance in fiscal 2012, the pool of immediately vested stock options and cash bonus pool were not created. As a result, the target awards payable to each of our named executive officers from the pool of immediately vested stock options and cash bonus pool are not able to be determined. See “Immediately Vested Stock Options and Extraordinary Performance Cash Bonus Opportunities” above for a complete discussion of the fiscal 2012 incentive compensation program.
(4)	We granted the accelerated vesting stock options under our 2004 Stock and Incentive Awards to provide an opportunity for our NEOs to earn long-term equity incentive awards based on our financial performance for fiscal 2012. The stock options were only to vest, however, if the optionee remains employed and we were successful in achieving at least 100% of the target levels for each of our three financial metric targets for fiscal 2012, and if our stock price equals or exceeds $5.00 per share for at least 20 trading days during any 90-day period during the option’s ten-year term. The accelerated vesting option shares granted to each of our NEOs were cancelled because the company was not successful in achieving at least 100% of the target levels for each of our three financial metric targets for fiscal 2012. See “Accelerated Vesting Stock Options” above for a complete discussion of the fiscal 2012 incentive compensation program.

Outstanding Equity Awards at Fiscal 2012 Year End

The following table sets out information on outstanding stock option awards held by our NEOs at the end of our fiscal 2012 on March 31, 2012, including the number of shares underlying both exercisable and unexercisable portions of each stock option, as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Neal R. Verfuerth	—	36,166	(1)	4.19	05/23/2021
	6,841	27,366	(2)	3.46	05/18/2020
	14,110	21,166	(3)	3.78	05/19/2019
	65,347	43,564	(4)	5.35	08/08/2018
	204,546	—		2.20	12/20/2016
Scott R. Jensen	—	15,724	(1)	4.19	05/23/2021
	2,066	8,263	(5)	3.46	05/18/2020
	40,000	60,000	(6)	5.44	02/05/2020
	4,704	7,055	(7)	3.78	05/19/2019
	9,901	6,601	(8)	5.35	08/08/2018
	25,000	—		2.20	03/01/2017
	7,000	—		2.25	08/30/2014
Michael J. Potts	—	21,621	(1)	4.19	05/23/2021
	2,324	9,296	(9)	3.46	05/18/2020
	4,704	7,055	(10)	3.78	05/19/2019
	12,871	8,581	(11)	5.35	08/08/2018
	45,000	—		2.20	12/20/2016
John H. Scribante	—	21,621	(1)	4.19	05/23/2021
	3,346	13,385	(12)	3.46	05/18/2020
	100,000	150,000	(13)	3.01	09/01/2019
	4,704	7,055	(14)	3.78	05/19/2019
	12,871	8,581	(15)	5.35	08/08/2018
	40,000	—		2.50	06/02/2016
	25,000	—		2.25	07/31/2014
Daniel J. Waibel	—	17,960	(1)	4.19	05/23/2021
	3,346	13,385	(16)	3.46	05/18/2020
	15,841	10,562	(17)	5.35	08/08/2018
	100,000	—		2.20	12/20/2016

(1)	The options vest only if the optionee remains employed and we were successful in achieving at least 100% of the target levels for each of our three financial metric targets for fiscal 2012, and if our stock price equals or exceeds $5.00 per share for at least 20 trading days during any 90-day period during the option’s ten-year term. The options were cancelled because the company was not successful in achieving at least 100% of the target levels for each of our three financial metric targets for fiscal 2012.

(2)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.
(3)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on May 19, 2012, 2013 and 2014, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.
(4)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on August 8, 2012 and 2013, contingent on Mr. Verfuerth’s continued employment through the applicable vesting date.
(5)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Jensen’s continued employment through the applicable vesting date.
(6)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on February 5, 2013, 2014 and 2015, contingent on Mr. Jensen’s continued employment through the applicable vesting date.
(7)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on May 19, 2012, 2013 and 2014, contingent on Mr. Jensen’s continued employment through the applicable vesting date.
(8)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on August 8, 2012 and 2013, contingent on Mr. Jensen’s continued employment through the applicable vesting date.
(9)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Potts’ continued employment through the applicable vesting date.
(10)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on May 19, 2012, 2013 and 2014, contingent on Mr. Potts’ continued employment through the applicable vesting date.
(11)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on August 8, 2012 and 2013, contingent on Mr. Potts’ continued employment through the applicable vesting date.
(12)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Scribante’s continued employment through the applicable vesting date.
(13)	The option will vest in 50,000 share increments when our Common Stock’s average closing price over five consecutive trading days equals or exceeds $6.00, $7.00 and $8.00 per share, respectively, contingent on Mr. Scribante’s continued employment through the applicable vesting date.
(14)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on May 19 2012, 2013 and 2014, contingent on Mr. Scribante’s continued employment through the applicable vesting date.
(15)	This option vests 20% per year on each anniversary of the date of grant with the remainder vesting in equal increments on August 8, 2012 and 2013, contingent on Mr. Scribante’s continued employment through the applicable vesting date.

(16)	This option was scheduled to vest 20% per year on each anniversary of the date of grant with the remainder scheduled to vest in equal increments on May 18, 2012, 2013, 2014 and 2015, respectively, contingent on Mr. Waibel’s employment through the applicable vesting date. In connection with the cessation of Mr. Waibel’s employment, this option will expire on June 19, 2012 (90 days after March 21, 2012) and all unvested options ceased vesting as of March 21, 2012.
(17)	This option was scheduled to vest 20% per year on each anniversary of the date of grant with the remainder scheduled to vest in equal increments on August 8 of each of 2012 and 2013, contingent on Mr. Waibel’s employment through the applicable vesting date. In connection with the cessation of Mr. Waibel’s employment, this option will expire on June 19, 2012 (90 days after March 21, 2012) and all unvested options ceased vesting as of March 21, 2012.

Option Exercises for Fiscal 2012

None of our NEOs exercised stock options during fiscal 2012.

Payments Upon Termination or Change of Control

Employment Agreements

Under the employment agreements we currently have with Messrs. Verfuerth, Potts and Scribante, such NEOs are entitled to certain severance payments and other benefits upon a qualifying employment termination, including certain enhanced protections under such circumstances occurring after a change in control of our company. If such executive’s employment is terminated without “cause” or for “good reason” prior to the end of the employment period, the executive will be entitled to a lump sum severance benefit equal to a multiple (indicated in the table below) of the sum of his base salary plus the average of the prior three years’ bonuses; a pro rata bonus for the year of the termination; and COBRA premiums at the active employee rate for the duration of the executive’s COBRA continuation coverage period. To receive these benefits, such executives must execute and deliver to us (and not revoke) a general release of claims.

“Cause” is defined in the employment agreements as a good faith finding by our board of directors that the executive has (i) failed, neglected, or refused to perform the lawful employment duties related to his position or that we assigned to him (other than due to disability); (ii) committed any willful, intentional, or grossly negligent act having the effect of materially injuring our interests, business, or reputation; (iii) violated or failed to comply in any material respect with our published rules, regulations, or policies; (iv) committed an act constituting a felony or misdemeanor involving moral turpitude, fraud, theft, or dishonesty; (v) misappropriated or embezzled any of our property (whether or not an act constituting a felony or misdemeanor); or (vi) breached any material provision of the employment agreement or any other applicable confidentiality, non-compete, non-solicit, general release, covenant not-to-sue, or other agreement with us.

“Good reason” is defined in the employment agreements as the occurrence of any of the following without the executive’s consent: (i) a material diminution in the executive’s base salary; (ii) a material diminution in the executive’s authority, duties or responsibilities; (iii) a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive is required to report; (iv) a material diminution in the budget over which the executive retains authority; (v) a material change in the geographic location at which the executive must perform services; or (vi) a material breach by us of any provision of the employment agreement.

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

The employment agreements for Messrs. Verfuerth, Potts and Scribante also provide enhanced benefits following a change of control of our company. Upon a change of control, such executive’s employment term is automatically extended for a specified period, which varies among the individual executives as shown in the chart below. Following the change of control, the executive is guaranteed the same base salary and a bonus opportunity at least equal to 100% of the prior year’s target award and with the same general probability of achieving performance goals as was in effect prior to the change of control. In addition, the executive is guaranteed participation in salaried and executive benefit plans that provide benefits, in the aggregate, at least as great as the benefits being provided prior to the change of control.

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

Prior to our initial public offering, we set the post change of control severance multiples and employment terms under the NEOs’ employment agreements based on our belief at the time that these amounts and terms would provide appropriate levels of protection for the NEOs to enable them to focus their efforts on behalf of our company without undue concern for their employment or financial security following a change in control. In making this determination, our compensation committee considered information provided by Towers Watson prior to our initial public offering indicating that the proposed change of control severance multiples and employment terms were then generally consistent with the practices of Towers Watson’s surveyed companies.

A change of control under the employment agreements generally occurs when a third party acquires 20% or more of our outstanding stock, there is a hostile board election, a merger occurs in which our shareholders cease to own 50% of the equity of the successor, we are liquidated or dissolved, or substantially all of our assets are sold. We have agreed to treat these events as triggering events under the employment agreements because such events would represent significant changes in the ownership of our company and could signal potential uncertainty regarding the job or financial security of the NEOs. Specifically, we believe that an acquisition by a third party of 20% or more of our outstanding stock would constitute a significant change in ownership of our company because we have a relatively diverse, widely-dispersed shareholder base. We believe the types of protections provided under our employment agreements better enable our executives to focus their efforts on behalf of our company during such times of uncertainty.

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

Payments Upon Termination

The following table summarizes the estimated value of payments and other benefits to which our NEOs would have been entitled under the employment agreements and equity plans described above upon certain terminations of employment, assuming, solely for purposes of such calculations, that (i) the triggering event or events occurred on March 31, 2012 and (ii) in the case of a change of control, the vesting of all stock options held by our NEOs was accelerated.

			Without
		Without	Cause or for
		Cause or for Good	Good Reason in Connection
Name	Benefit	Reason ($)	With a Change of Control ($)
Neal R. Verfuerth	Severance	$920,000	$1,380,000
	Pro Rata Target Bonus	0	0
	Benefits	15,457	15,457
	Acceleration of Options	0	0
	Excise Tax Cut-Back	0	0

	Total	$935,457	$1,395,457
Michael J. Potts	Severance	$275,000	$550,000
	Pro Rata Target Bonus	0	0
	Benefits	23,616	23,616
	Acceleration of Options	0	0
	Excise Tax Cut-Back	0	0

	Total	$298,616	$573,616
John H. Scribante	Severance	$137,500	$275,000
	Pro Rata Target Bonus	0	0
	Benefits	0	0
	Acceleration of Options	0	0
	Excise Tax Cut-Back	0	0

	Total	$137,500	$275,000
Total		$1,371,573	$2,244,073

Payments Upon Change of Control (No Termination)

If a change of control had occurred at the end of our fiscal 2012 on March 31, 2012, and our compensation committee had accelerated the vesting of all of the unvested stock options then held by our NEOs and cashed them out for a payment equal to the product of (i) the number of shares underlying such options and (ii) the excess, if any, of the closing price per share of our Common Stock on such date and the exercise price per share of such options, our NEOs would have received approximately the following benefits:

	Number of Unvested Option
	Shares Accelerated and Cashed Out
Name	(#)	Value Realized ($)
Neal R. Verfuerth	0	$0
Scott R. Jensen	0	0
Michael J. Potts	0	0
John H. Scribante	0	0

RISK ASSESSMENT OF OUR COMPENSATION POLICIES AND PRACTICES

Each year, our compensation committee conducts a review of our compensation policies and practices to assess whether any risks arising from such policies and practices are reasonably likely to materially adversely affect our company. We believe that we have designed a balanced approach to our compensation programs that rewards both our NEOs and our other key employees for achieving our annual and longer-term strategic objectives and financial and business performance goals that we believe will help us achieve sustained growth and success over the long term. We believe that our compensation committee has structured our total executive compensation to ensure that there is a focus on incentivizing and rewarding both near-term financial performance and sustained long-term shareholder appreciation. While it is possible that the pursuit of our strategic objectives and our annual financial performance targets that determine our incentive compensation may lead to employee behavior that may increase certain risks to our company, we believe that we have designed our compensation programs to help mitigate against such concerns and to help ensure that our compensation practices and decisions are consistent with our strategic business plan and our enterprise risk profile.

During our annual review, our compensation committee takes the following actions:

•	Identifies our material compensation arrangements and categorizes them according to the levels of potential risk-taking behaviors that our compensation committee believes they may encourage.

•

Meets with our chief executive officer and chief financial officer to develop a better understanding of our enterprise risk profile and the material risks, including reputational risk and those described under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K, that we face and the relationship of our compensation policies and practices to those identified enterprise-related risks.

•

Evaluates the levels of potential risk-taking that may be encouraged by each material compensation arrangement to determine whether it is appropriate in the context of our overall compensation arrangements, our objectives for our compensation arrangements, our strategic goals and objectives and our enterprise risk profile.

•	Identifies and evaluates the likely effectiveness of the risk-mitigation attributes contained in our compensation policies and practices, as set forth below.

As part of its review of our fiscal 2012 compensation policies and practices, our compensation committee identified the following attributes that it believes help to mitigate against the potential for excessive or unnecessary risks to be realized by our company as a result of our compensation policies and practices:

•

We believe that we have set base salaries at a sufficient level to discourage excessive or unnecessary risk taking. We believe that base salary, as a non-variable element of compensation, helps to moderate the incentives to incur risk in the pursuit of increased financial performance metrics that are directly tied to the payment of variable elements of compensation. To perform its moderating function, we believe that base salary should make up a substantial portion of target total compensation. Our NEOs’ fiscal 2012 base salaries were, on average, more than 75% of their fiscal 2012 total actual compensation. Although we do not expect base salaries to continue to comprise such a significant portion of total actual compensation, we intend for base salary to make up a substantial portion of target total compensation in future years. We also did not increase base salaries for executives in fiscal 2012.

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

•	Our fiscal 2012 incentive compensation program included an overall limit on the number of option shares that could have been granted and capped the amount of the cash bonus opportunity.

•

We used three different corporate financial performance metrics, revenue, net income and free cash flow, under our fiscal 2012 incentive compensation program, as well as the price of our common stock, to determine the total amount of our incentive compensation awards to our named executive officers and certain other management-level employees. We believed that using different financial metrics helped to mitigate excessive or unnecessary risk taking and the motivation to focus on achieving any single financial performance measure that was directly tied to the amount of our incentive compensation awards.

•

Almost all of our incentive compensation awards for fiscal 2012 (other than the cash bonus opportunity for extraordinary performance) were equity-based so that employees would have only realized value through the sustained long-term appreciation of our shareholder value. We also believed that the overall size of the potential incentive compensation program was moderate and was spread over a broad group of employees.

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

•

We have adopted a “clawback” policy as an additional risk mitigation provision. Our clawback policy calls on our board of directors to require reimbursement from any officer of an amount equal to the amount of any overpayment or overrealization of any incentive compensation paid to, or realized by, the officer if:

i. The payment or vesting of incentive compensation was predicated upon the achievement of certain company financial or operating results with respect to the applicable performance period that were subsequently the subject of a material financial statement restatement (other than a restatement due to subsequent changes in generally accepted accounting principles, policies or practices) that adversely affects our prior announced or stated financial results, financial condition or cash flows;

ii. In our board’s view, the recipient engaged in misconduct that caused, partially caused or otherwise contributed to the need for the financial statement restatement; and

iii. Vesting would not have occurred, or no payment or a lower payment would have been made to the recipient, based upon our restated financial results, financial condition or cash flow.

As a result of the compensation committee’s annual review, our compensation committee did not believe that our compensation policies and practices encourage excessive or unnecessary risk-taking in light of our strategic plan, business objectives and our enterprise risk profile. Accordingly, our compensation committee did not implement any material changes in response to this review.

Director Compensation

We offer the following compensation program for our non-employee directors: (a) an annual retainer of $40,000, payable in cash or shares of our Common Stock at the election of the recipient; (b) an annual stock option grant, vesting ratably over three years, with a grant date fair value of $45,000; (c) an annual retainer of $20,000 for the independent chairman of our board of directors, payable in cash or shares of Common Stock at the election of the recipient; (d) an annual retainer of $15,000 for the independent lead director and the chairman of the audit and finance committee of our board of directors, payable in cash or shares of Common Stock at the election of the recipient; and (e) an annual retainer of $10,000 for each of the chairmen of the compensation committee and the nominating and corporate governance committee of our board of directors, payable in cash or shares of Common Stock at the election of the recipient. In order to attract potential new independent directors in the future, our board of directors has retained the flexibility to make an initial stock option or other form of equity-based grant or a cash award to any such new non-employee directors upon joining our board.

Our compensation committee did not engage a compensation consultant to establish the compensation program for our non-employee directors. However, the committee reviewed the National Association of Corporate Directors (NACD) Director Compensation Report, which provided a comprehensive report on director pay practices across a wide range of industries and company sizes, to determine the appropriate compensation levels for our non-employee directors.

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

Director Compensation for Fiscal 2012

The following table summarizes the compensation of our non-employee directors for fiscal 2012. As employee directors, neither Mr. Verfuerth nor Mr. Potts received any compensation for their service as directors, and they are therefore omitted from the table. We reimbursed each of our directors, including our employee directors, for expenses incurred in connection with attendance at meetings of our board and its committees.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Michael W. Altschaefl	55,000	48,900	—	103,900
Tryg C. Jacobson	33.332	35,941	—	69,273
James R. Kackley	60,000	48,900	—	108,900
Thomas A. Quadracci(4)	30,466	48,900	—	79,366
Elizabeth Gamsky Rich	40,000	48,900	—	88,900
Thomas N. Schueller	44,293	48,900	—	93,193
Mark C. Williamson	65,000	48,900	—	113,900

(1)	As permitted under our compensation program for non-employee directors, the following directors elected to received the following portions of their fiscal 2012 retainer in shares of our Common Stock: Mr. Altschaefl — $55,000, which equated to 18,349 shares; Mr. Jacobson — $30,000, which equated to 10,959 shares.
(2)	Represents the grant date fair value of the awards pursuant to ASC Topic 718. Additional information about the assumptions that we used when valuing equity awards is set forth in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements for our fiscal year ended March 31, 2012.
(3)	The option awards outstanding as of March 31, 2012 for each non-employee director were as follows: Mr. Altschaefl held options to purchase 47,248 shares of our Common Stock; Mr. Jacobson help options to purchase 22,045 shares of our Common Stock; Mr. Kackley held options to purchase 112,391 shares of our Common Stock; Ms. Gamsky Rich held options to purchase 41,957 shares of our Common Stock; Mr. Schueller held options to purchase 41,957 shares of our Common Stock; and Mr. Williamson held options to purchase 52,540 shares of our Common Stock. All options vest ratably over a three-year continued board service period.
(4)	Mr. Quadracci did not stand for reelection at the 2011 annual meeting and, therefore, is no longer a member of our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of May 31, 2012, by:

•	each person (or group of affiliated persons) known to us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and current executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Under these rules, beneficial ownership also includes any shares as to which the individual or entity has the right to acquire beneficial ownership of within 60 days of May 31, 2012, through the exercise of any warrant, stock option or other right. Except as noted by footnote, and subject to community property laws where applicable, we believe that the shareholders named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Information is based on 22,582,258 shares outstanding as of May 31, 2012.

Except as set forth below, the address of all shareholders listed under “Directors and executive officers” is c/o Orion Energy Systems, Inc. 2210 Woodland Drive, Manitowoc, WI 54220.

	Shares Beneficially Owned
	Number	Percentage of Outstanding
Directors and executive officers
Neal R. Verfuerth(1)	2,037,602	9.0%
Michael J. Potts(2)	491,927	2.2%
John Scribante(3)	230,434	1.0%
Scott R. Jensen(4)	105,088	*
Paul J. Kardish (5)	3,000	*
James R. Kackley(6)	334,033	1.5%
Michael W. Altschaefl(7)	64,917	*
Tryg C. Jacobson (8)	17,859	*
Elizabeth G. Rich (9)	17,577	*
Thomas N. Schueller(10)	27,819	*
Mark C. Williamson(11)	41,206	*
All current directors and executive officers as a group (11 individuals)(12)	3,371,462	14.9%

Principal shareholders
GE Capital Equity Investments, Inc.(13)	1,570,990	7.0%
Ariel Investments, LLC (14)	1,235,583	5.5%

*	Indicates less than 1%.
(1)	Consists of (i) 1,732,861 shares of Common Stock; and (ii) 304,741 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not reflect (i) 114,365 shares of Common Stock subject to options held by Mr. Verfuerth that will not become exercisable within 60 days of May 31, 2012. 294,196 of such shares have been pledged as security for a loan.
(2)	Consists of (i) 422,352 shares of Common Stock; and (ii) 69,575 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 71,877 shares of Common Stock subject to options held by Mr. Potts that will not become exercisable within 60 days of May 31, 2012.
(3)	Consists of (i) 23,815 shares of Common Stock owned by Garden Villa on 3rd LLP; (ii) 15,000 shares of Common Stock held in the TMS Trust; and (iii) 191,619 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 194,944 shares of Common Stock subject to options held by Mr. Scribante that will not become exercisable within 60 days of May 31, 2012.
(4)	Consists of (i) 12,000 shares of Common Stock; and (ii) 93,088 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 93,226 shares of Common Stock subject to options held by Mr. Jensen that will not become exercisable within 60 days of May 31, 2012. 12,000 of such shares have been pledged as security for a loan.
(5)	The number does not include 100,000 shares of Common Stock subject to options held by Mr. Kardish that will not become exercisable within 60 days of May 31, 2012.
(6)	Consists of (i) 197,976 shares of Common Stock; (ii) 91,057 shares of Common Stock issuable upon the exercise of vested and exercisable options; and (iii) 45,000 shares of Common Stock beneficially owned by Mr. Kackley’s grandchildren. The number does not include 21,334 shares of Common Stock subject to options held by Mr. Kackley that will not become exercisable within 60 days of May 31, 2012.
(7)	Consists of (i) 40,767 shares of Common Stock; and (ii) 24,150 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 23,098 shares of Common Stock subject to options held by Mr. Altschaefl that will not become exercisable within 60 days of May 31, 2012.
(8)	The number does not include 22,045 shares of Common Stock subject to options held by Mr. Jacobson that will not become exercisable within 60 days of May 31, 2012.

(9)	Consists of (i) 3,591 shares of Common Stock and (ii) 13,986 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 27,971 shares of Common Stock subject to options held by Ms. Rich that will not become exercisable within 60 days of May 31, 2012.
(10)	Consists of (i) 7,196 shares of Common Stock held in an IRA; and (ii) 20,623 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 21,334 shares of Common Stock subject to options held by Mr. Schueller that will not become exercisable within 60 days of May 31, 2012.
(11)	Consists of (i) 10,000 shares of Common Stock and (ii) 31,206 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 21,334 shares of Common Stock subject to options held by Mr. Williamson that will not become exercisable within 60 days of May 31, 2012.
(12)	Includes 1,021,003 shares of Common Stock issuable upon the exercise of vested and exercisable options. The number does not include 711,528 shares of Common Stock subject to options that will not become exercisable within 60 days of May 31, 2012.
(13)	The address of GE Capital Equity Investments, Inc., which we refer to as “GECEI,” is 201 Merritt 7, Norwalk, Connecticut 06851. Other than share ownership percentage information, the information set forth is as of December 31, 2010, as reported by GECEI in its Schedule 13G filed with us and the SEC.
(14)	The address of Ariel Investments, LLC, which we refer to as “Ariel,” is 200 E. Randolph Drive, Suite 2900, Chicago, Illinois 60601. Other than share ownership percentage information, the information set forth is as of December 31, 2011, as reported by Ariel in its Schedule 13G filed with us and the SEC. Ariel has sole voting power as to 359,134 shares and sole dispositive power over 1,235,583 shares.

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

Related Person Transactions

Set forth below are certain related person transactions that occurred in our fiscal year 2012. Based on our experience in the business sectors in which we participate and the terms of our transactions with unaffiliated third persons, we believe that all of the transactions set forth below (i) were on terms and conditions that were not materially less favorable to us than could have been obtained from unaffiliated third parties and (ii) complied with the terms of our policies and procedures regarding related person transactions. All of the transactions set forth below have been ratified by our audit and finance committee.

Neal R. Verfuerth

In fiscal 2012, Josh Kurtz and Zach Kurtz, two of our national account managers, and Mike Martin, our project manager, received $183,273, $183,273 and $123,707, respectively, of compensation from us in their capacities as employees. Included in this compensation was $23,273, $23,273 and $20,251, respectively, related to the grant date fair value calculated pursuant to ASC Topic 718 for stock options granted during the fiscal year. Messrs. Kurtz, Kurtz and Martin are family members of Neal R. Verfuerth, our chief executive officer.

Director Independence

Our board has determined that each of Ms. Rich and Messrs. Altschaefl, Jacobson, Schueller and Williamson is independent under listing standards of the NYSE MKT (which we refer to as the “NYSE MKT”). Our board generally uses the director independence standards set forth by the NYSE MKT as its subjective independence criteria for directors, and then makes an affirmative determination as to each director’s independence by taking into account other, objective criteria as applicable.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA, LLP (which we refer to as “BDO”) serves as our independent registered public accounting firm. Grant Thornton LLP served as our independent registered public accounting firm prior to the appointment of BDO.

The following table presents fees billed for professional services rendered for the audit of our annual financial statements for fiscal 2012 and fiscal 2011 and fees billed for other services rendered during fiscal 2012 and fiscal 2011:

	Fiscal 2012	Fiscal 2011
Audit fees(1)	$284,006	$187,530
Audit-related fees(2)	14,763	14,150
Tax fees(3)	50,741	57,817
All other(4)	100,550	345,373

Total fees	$450,060	$604,870

(1)	Represents the aggregate fees billed for the integrated audit of our fiscal 2012 and 2011 financial statements, respectively, review of quarterly financial statements and attendance at audit committee meetings and shareholder meetings.
(2)	Represents the aggregate fees billed for audit of our benefit plans by prior audit firm.
(3)	Represents the aggregate fees billed for tax compliance by prior audit firm.
(4)	Represents the aggregate fees billed for audit and consent fees by prior audit firm.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our financial statements are set forth in Item 8 of this Form 10-K.

(b)	Financial Statement Schedule

		SCHEDULE II
		VALUATION and QUALIFYING ACCOUNTS
		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2010	Allowance for Doubtful Accounts	$222	$388	$228	$382
2011	Allowance for Doubtful Accounts	382	507	132	757
2012	Allowance for Doubtful Accounts	757	566	376	947
2010	Inventory Obsolescence Reserve	$668	$105	$17	$756
2011	Inventory Obsolescence Reserve	756	584	2	1,338
2012	Inventory Obsolescence Reserve	1,338	167	5	1,500

EXHIBIT INDEX

Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.5 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.

4.1	Rights Agreement, dated as of January 7, 2009, between Orion Energy Systems, Inc. and Wells Fargo Bank, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights, filed as Exhibit 4.1 to the Registrant’s Form 8-A filed January 8, 2009 (File No. 001-33887), is hereby incorporated by reference.

10.1	Credit Agreement, dated June 30, 2010, by and among Orion Energy Systems, Inc., Orion Asset Management LLC, Clean Energy Solutions, LLC and JP Morgan Chase Bank, N.A., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 2, 2010 (File No. 001-33887), is hereby incorporated by reference.

10.1(a)	First Amendment to Credit Agreement dated September 30, 2011 by and among Orion Energy Systems, Inc., Orion Asset Management LLC, Clean Energy Solutions, LLC and JP Morgan Chase Bank, N.A., filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 5, 2011 (File No. 001-33887), is hereby incorporated by reference.

10.2	Credit Agreement, dated September 30, 2011, by and among Orion Energy Systems, Inc., Orion Asset Management LLC, Clean Energy Solutions, LLC and JP Morgan Chase Bank, N.A., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2011 (File No. 001-33887), is hereby incorporated by reference.

10.3	Orion Energy Systems, Inc. 2003 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*

10.4	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2003 Stock Option Plan, filed as Exhibit 10.7 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*

10.5	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*

10.5(a)	Amendment to Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed September 9, 2011 as Appendix A to the Registrant’s definitive proxy statement is hereby incorporated by reference.*

10.6	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007 (File No. 333-145569), is hereby incorporated by reference.*

10.7	Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan.* +

10.8	Summary of Non-Employee Director Compensation, filed as Exhibit 10.8 to the Registrant’s Form 10-K filed July 22, 2011 (File No. 001-33887) is hereby incorporated by reference.*

10.9	Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference.*

10.10	Executive Employment and Severance Agreement, dated March 18, 2008, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed March 21, 2008 (File No. 001-33887), is hereby incorporated by reference.*

10.11	Executive Employment and Severance Agreement, dated April 14, 2008, by and between Orion Energy Systems, Inc. and Neal R. Verfuerth, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 18, 2008 (File No. 001-33887), is hereby incorporated by reference.*

10.12	Letter Agreement, dated as of August 27, 2009, between the Company and John H. Scribante, filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 2, 2009, is hereby incorporated by reference.*

21.1	Subsidiaries of Orion Energy Systems, Inc. +

23.1	Consent of Independent Registered Public Accounting Firm. +

23.2	Consent of Independent Registered Public Accounting Firm. +

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101	101.INS XBRL Instance Document+

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

Signature	Title
/s/ Neal R. Verfuerth	Chief Executive Officer and Director (Principal
Neal R. Verfuerth	Executive Officer)

/s/ Scott R. Jensen	Chief Financial Officer, Chief Accounting Officer and
Scott R. Jensen	Treasurer (Principal Financial Officer)

/s/ James R. Kackley	Chairman of the Board
James R. Kackley

/s/ Michael W. Altschaefl	Director
Michael W. Altschaefl

/s/ Michael J. Potts	Director
Michael J. Potts

/s/ Elizabeth Gamsky Rich	Director
Elizabeth Gamsky Rich

/s/ Thomas N. Schueller	Director
Thomas N. Schueller

/s/ Mark C. Williamson	Director
Mark C. Williamson

/s/ Tryg C. Jacobson	Director
Tryg C. Jacobson