Form 10-Q
period 2012-06-30
ORION ENERGY SYSTEMS, INC.
filed 2012-08-09
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

There were 21,285,706 shares of the Registrant’s common stock outstanding on August 7, 2012.

Orion Energy Systems, Inc.

Quarterly Report On Form 10-Q

For The Quarter Ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	June 30,
	2012	2012
Assets
Cash and cash equivalents	$23,011	$18,951
Short-term investments	1,016	1,017
Accounts receivable, net of allowances of $947 and $937	19,167	16,368
Inventories, net	18,132	16,369
Deferred contract costs	2,193	2,746
Deferred tax assets	1,549	1,463
Prepaid expenses and other current assets	2,174	2,086

Total current assets	67,242	59,000
Property and equipment, net	30,225	30,145
Long-term inventory	12,328	12,784
Patents and licenses, net	1,689	1,681
Deferred tax assets	2,609	4,141
Long-term accounts receivable	7,555	7,104
Other long-term assets	4,002	4,042

Total assets	$125,650	$118,897

Liabilities and Shareholders’ Equity
Accounts payable	$14,300	$11,803
Accrued expenses	3,018	3,244
Deferred revenue	2,614	2,635
Current maturities of long-term debt	2,791	2,788

Total current liabilities	22,723	20,470
Long-term debt, less current maturities	6,704	6,022
Deferred revenue	3,048	3,161
Other long-term liabilities	406	401

Total liabilities	32,881	30,054

Commitments and contingencies (See Note F)
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2012 and June 30, 2012; shares issued: 30,445,479 and 30,482,026 at March 31, 2012 and June 30, 2012; shares outstanding: 22,785,258 and 21,651,308 at March 31, 2012 and June 30, 2012	—	—
Additional paid-in capital	126,753	127,224
Treasury stock: 7,660,221 and 8,830,718 common shares at March 31, 2012 and June 30, 2012	(32,470)	(34,912)
Shareholder notes receivable	(221)	(236)
Retained deficit	(1,293)	(3,233)

Total shareholders’ equity	92,769	88,843

Total liabilities and shareholders’ equity	$125,650	$118,897

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2011	2012
Product revenue	$17,361	$13,580
Service revenue	860	1,730

Total revenue	18,221	15,310
Cost of product revenue	11,592	9,597
Cost of service revenue	622	1,340

Total cost of revenue	12,214	10,937

Gross profit	6,007	4,373
Operating expenses:
General and administrative	3,075	3,302
Sales and marketing	3,775	3,952
Research and development	622	697

Total operating expenses	7,472	7,951

Loss from operations	(1,465)	(3,578)
Other income (expense):
Interest expense	(87)	(161)
Dividend and interest income	154	225

Total other income	67	64

Loss before income tax	(1,398)	(3,514)
Income tax benefit	(606)	(1,574)

Net loss	$(792)	$(1,940)

Basic net loss per share attributable to common shareholders	$(0.03)	$(0.09)
Weighted-average common shares outstanding	22,921,436	22,561,135
Diluted net loss per share attributable to common shareholders	$(0.03)	$(0.09)
Weighted-average common shares outstanding	22,921,436	22,561,135

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2011	2012
Operating activities
Net loss	$(792)	$(1,940)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	927	1,097
Stock-based compensation expense	352	366
Deferred income tax benefit	(328)	(1,446)
Loss on sale of property and equipment	—	10
Change in bad debt expense	55	(10)
Other	13	34
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	(2,857)	3,260
Inventories, current and long-term	(2,558)	1,307
Deferred contract costs	(3,306)	(553)
Prepaid expenses and other assets	347	24
Accounts payable	4,070	(2,497)
Accrued expenses	121	221
Deferred revenue	3,652	134

Net cash (used in) provided by operating activities	(304)	7
Investing activities
Purchase of property and equipment	(983)	(978)
Purchase of property and equipment held under operating leases	(3)	—
Purchase of short-term investments	(1)	(1)
Additions to patents and licenses	(45)	(25)
Proceeds from asset sales	1	8

Net cash used in investing activities	(1,031)	(996)
Financing activities
Payment of long-term debt	(262)	(685)
Proceeds from debt	2,831	—
Proceeds from repayment of shareholder notes	2	2
Repurchase of common stock into treasury	—	(2,463)
Excess tax benefits from stock-based compensation	(324)	27
Deferred financing costs	(13)	—
Proceeds from issuance of common stock	98	48

Net cash provided by (used in) financing activities	2,332	(3,071)

Net increase (decrease) in cash and cash equivalents	997	(4,060)
Cash and cash equivalents at beginning of period	11,560	23,011

Cash and cash equivalents at end of period	$12,557	$18,951

Supplemental cash flow information:
Cash paid for interest	$72	$146
Cash paid for income taxes	$38	$30
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$—	$17
Shares surrendered into treasury from stock option exercise	$35	$—

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2013 or other interim periods.

The condensed consolidated balance sheet at March 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on June 14, 2012.

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

Short-term investments

The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2012 and June 30, 2012 were as follows (in thousands):

March 31, 2012
	Amortized	Unrealized	Unrealized		Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$486	$—	$—	$486	$486	$—
Bank certificate of deposit	1,016	—	—	1,016	—	1,016

Total	$1,502	$—	$—	$1,502	$486	$1,016

June 30, 2012
	Amortized	Unrealized	Unrealized		Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Money market funds	$486	$—	$—	$486	$486	$—
Bank certificate of deposit	1,017	—	—	1,017	—	1,017

Total	$1,503	$—	$—	$1,503	$486	$1,017

As of March 31, 2012 and June 30, 2012, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).

The Company’s certificate of deposit is pledged as security for an equipment lease.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, or in the case of long-term, because of the interest rates currently available to the Company for similar obligations. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Accounts receivable

The majority of the Company’s accounts receivable are due from companies in the commercial, industrial and agricultural industries, as well as wholesalers. Credit is extended based on an evaluation of a customer’s financial condition. Generally, collateral is not required for end users; however, the payment of certain trade accounts receivable from wholesalers is secured by irrevocable standby letters of credit and/or guarantees. Accounts receivable are generally due within 30-60 days. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.

Financing receivables

The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:

Aging Analysis as of June 30, 2012 (in thousands):

		1-90 days	Greater than 90		Total sales-type
	Not Past Due	past due	days past due	Total past due	leases
Lease balances included in consolidated accounts receivable - current	$2,987	$56	$29	$85	$3,072
Lease balances included in consolidated accounts receivable - long-term	5,369	—	—	—	5,369

Total gross sales-type leases	8,356	56	29	85	8,441
Allowance	—	—	(22)	(22)	(22)

Total net sales-type leases	$8,356	$56	$7	$63	$8,419

Allowance for credit losses on finance receivables

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company incurred $59,000 and $0 of provision write-offs or credit losses against its OTA sales-type lease receivable balances in fiscal 2012 and for the quarter ended June 30, 2012, respectively.

Inventories

Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2012 and June 30, 2012, the Company had inventory obsolescence reserves of $1.5 million and $1.6 million, respectively.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31,	June 30,
	2012	2012
Raw materials and components	$10,466	$10,189
Work in process	969	926
Finished goods	6,697	5,254

	$18,132	$16,369

Deferred contract costs

Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $2.2 million and $2.7 million as of March 31, 2012 and June 30, 2012, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, prepaid taxes and miscellaneous receivables.

Property and equipment

Property and equipment were comprised of the following (in thousands):

	March 31,	June 30,
	2012	2012
Land and land improvements	$1,545	$1,555
Buildings and building improvements	14,717	15,549
Furniture, fixtures and office equipment	11,000	11,447
Leasehold improvements	54	58
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	9,990	10,157
Construction in progress	1,080	537

	43,383	44,300
Less: accumulated depreciation and amortization	(13,158)	(14,155)

Net property and equipment	$30,225	$30,145

Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Depreciable lives by asset category are as follows:

Land improvements	10 - 15 years
Buildings and building improvements	3 - 39 years
Leasehold improvements	Shorter of asset life or life of lease
Furniture, fixtures and office equipment	2 - 10 years
Plant equipment	3 - 10 years

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

Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of June 30, 2012, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2013	$620
Fiscal 2014	1,015
Fiscal 2015	957
Fiscal 2016	310
Fiscal 2017	8

Total gross long-term receivable	2,910
Less: amount representing interest	(462)

Net long-term receivable	$2,448

Long-Term inventories

The Company records long-term inventory for the non-current portion of its wireless controls inventory. All inventories are stated at the lower of cost or market value with cost determined using the FIFO method.

Other long-term assets

Other long-term assets include long-term security deposits, prepaid licensing costs and deferred financing costs. Other long-term assets include $87,000 and $80,000 of deferred financing costs as of March 31, 2012 and June 30, 2012, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (2 to 10 years).

Accrued expenses

Accrued expenses include warranty accruals, accrued wages, accrued vacation, accrued insurance, accrued interest, sales tax payable and other miscellaneous accruals. No accrued expenses exceeded 5% of current liabilities as of either March 31, 2012 or June 30, 2012.

The Company generally offers a limited warranty of one year on its own manufactured products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.

Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended June 30,
	2011	2012
Beginning of period	$59	$84
Provision to product cost of revenue	31	15
Charges	(31)	(9)

End of period	$59	$90

Revenue recognition

The Company offers a financing program, called an OTA, for a customer’s lease of the Company’s energy management systems. The OTA is structured as a sales-type lease and upon successful installation of the system and customer acknowledgement that the system is operating as specified, revenue is recognized at the Company’s net investment in the lease, which typically is the net present value of the future cash flows.

The Company offers a financing program called a power purchase agreement, or PPA, for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgement that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, which is typically in excess of 10 years.

For sales of solar photovoltaic systems, which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to 15 months, the Company recognizes revenue from fixed price construction contracts using the percentage-of-completion method in accordance with ASC 605-35, Construction-Type and

Production-Type Contracts. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based upon the percentage of incurred costs to estimated total forecasted costs. The Company has determined that the appropriate method of measuring progress on these sales is measured by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. The percentage-of-completion method requires revenue recognition from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and asset on the balance sheet. The Company performs periodic evaluations of the progress of the installation of the solar photovoltaic systems using actual costs incurred over total estimated costs to complete a project. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

Revenue is recognized on the sales of the Company’s lighting and related energy efficiency systems and products when the following four criteria are met:

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

To determine the selling price in multiple-element arrangements, the Company established VSOE of the selling price for its high intensity flourescent, or HIF, lighting and energy management system products using the price charged for a deliverable when sold separately. In addition, the Company records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE or TPE evidence does not exist. Service revenue is recognized when services are completed and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. The Company’s service revenues, other than for installation and recycling that are completed prior to delivery of the product, are included in product revenue using management’s best estimate of selling price, as VSOE or TPE evidence does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services and for installation and recycling services, management’s best estimate of selling price is determined by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services and internal costs. The determination of estimated selling price is made through consultation with and approval by management, taking into account all of the preceding factors.

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

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three months ended June 30, 2011 and 2012, realized tax (expense) and benefits from the exercise of stock options were $(0.3) million and $27,000, respectively.

Stock option plans

The fair value of each option grant for the three months ended June 30, 2011 and 2012 was determined using the assumptions in the following table:

	Three Months Ended June 30,
	2011	2012
Weighted average expected term	5.4 years	5.5 years
Risk-free interest rate	1.89%	0.8%
Expected volatility	70.0%	74.4%
Expected forfeiture rate	11.4%	15.1%

Net loss per common share

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net loss per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net loss per common share, the Company uses the “treasury stock” method for outstanding options and warrants. Diluted net loss per common share is the same as basic net loss per common share for the periods ended June 30, 2011 and 2012, because the effects of potentially dilutive securities are anti-dilutive. The effect of net loss per common share is calculated based upon the following shares (in thousands except share amounts):

	Three Months Ended June 30,
	2011	2012
Numerator:
Net loss (in thousands)	$(792)	$(1,940)
Denominator:
Weighted-average common shares outstanding	22,921,436	22,561,135
Weighted-average effect of assumed conversion of stock options and warrants	—	—

Weighted-average common shares and common share equivalents outstanding	22,921,436	22,561,135

Net loss per common share:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

The following table indicates the number of potentially dilutive securities as of the end of each period:

	June 30,	June 30,
	2011	2012
Common stock options	4,266,586	4,272,747
Restricted shares	—	138,750
Common stock warrants	38,980	38,980

Total	4,305,566	4,450,477

Concentration of credit risk and other risks and uncertainties

The Company previously depended on one primary supplier for a number of components necessary for its products, including ballasts and lamps. Purchases from this supplier accounted for 15% of total cost of revenue for the three months ended June 30, 2011. Currently, the Company has been able to obtain these components from multiple suppliers. For the three months ended June 30, 2012, no purchases from suppliers accounted for more than 10% of total cost of revenue.

The Company previously purchased a majority of its solar panels from one supplier for its sales of solar generating systems through its Orion Engineered Systems Division. Purchases from this supplier accounted for 43% of total cost of total revenue for the three months ended June 30, 2011. Currently, the Company has been able to obtain panels from multiple suppliers. For the three months ended June 30, 2012, no panel purchases from suppliers accounted for more than 10% of total cost of total revenue.

For the three months ended June 30, 2011 and 2012, no customer accounted for more than 10% of revenue.

As of both March 31, 2012 and June 30, 2012, one customer accounted for 11% of accounts receivable.

Recent accounting pronouncements

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

NOTE C — RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2011 and 2012, the Company purchased goods and services from an entity in the amounts of $12,000 and $40,000, respectively, for which a director of the Company serves as a member of the board of directors. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

NOTE D — DEBT

Long-term debt as of March 31, 2012 and June 30, 2012 consisted of the following (in thousands):

	March 31,	June 30,
	2012	2012
Term note	$532	$466
Customer equipment finance notes payable	6,568	6,028
First mortgage note payable	776	756
Debenture payable	765	754
Other long-term debt	854	806

Total long-term debt	9,495	8,810
Less current maturities	(2,791)	(2,788)

Long-term debt, less current maturities	$6,704	$6,022

Revolving Credit Agreement

The Company has a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2013 (following the completion of an amendment to the Credit Facility to extend the maturity date from June 30, 2012). Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of June 30, 2012, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. There were no borrowings by the Company under the Credit Agreement as of March 31, 2012 or June 30, 2012.

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

The Company must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of June 30, 2012.

NOTE E — INCOME TAXES

The income tax provision for the three months ended June 30, 2012 was determined by applying an estimated annual effective tax rate of 44.8% to income before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income adjusted for certain permanent book to tax differences and tax credits.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Three Months Ended June 30,
	2011	2012
Statutory federal tax rate	(34.0)%	(34.0)%
State taxes, net	(9.2)%	(5.2)%
Federal tax credit	11.6%	—%
State tax credit	5.9%	—%
Change in valuation reserve	(5.9)%	—%
Permanent items	(10.0)%	(5.5)%
Change in tax contingency reserve	(0.8)%	(0.1)%
Other, net	(0.9)%	—%

Effective income tax rate	(43.3)%	(44.8)%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $1.0 million were recorded in fiscal 2012 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $27,000 were recorded for the three months ended June 30, 2012.

As of June 30, 2012, the Company had federal net operating loss carryforwards of approximately $10.3 million, of which $3.2 million are associated with the exercise of NQSOs that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $5.9 million, of which $2.3 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.1 million and state tax credits of $0.4 million. A full valuation allowance has been set up for the state tax credits due to the state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2019 – 2032.

Generally, a change of more than 50% in the ownership of the Company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. As a result, the Company’s ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for the Company. The Company does not believe an ownership change affects the use of the full amount of the net operating loss carryforwards. There was no limitation that occurred for fiscal 2012.

Uncertain tax positions

As of June 30, 2012, the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2013 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the three months ended June 30, 2011 and 2012, the Company had the following unrecognized tax benefit activity (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2012
Unrecognized tax benefits as of beginning of period	$399	$406
Decreases relating to settlements with tax authorities	—	(5)
Additions based on tax positions related to the current period positions	1	—

Unrecognized tax benefits as of end of period	$400	$401

NOTE F — COMMITMENTS AND CONTINGENCIES

Operating Leases and Purchase Commitments

The Company leases vehicles and equipment under operating leases expiring at various date through 2021. Rent expense under operating leases was $0.5 million and $0.5 million for the three months ended June 30, 2011 and 2012. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of June 30, 2012, the Company had entered into $13.1 million of purchase commitments related to fiscal 2013, including $1.3 million for operating lease commitments and $11.8 million for inventory purchase commitments.

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

Employee Stock Purchase Plan

In August 2010, the Company’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. The Company had the following shares issued from treasury during fiscal 2012 and for the three months ended June 30, 2012:

	Under ESPP	Closing Market	Under Loan	Dollar Value of	Repayment of
	Plan	Price	Program	Loans Issued	Loans
Cumulative through March 31, 2012	102,810	$2.38 - 4.04	86,148	$279,350	$58,876
Quarter Ended June 30, 2012	9,232	$2.20	7,955	17,500	1,600

Total as of June 30, 2012	112,042	$2.20 - 4.04	94,103	$296,850	$60,476

Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.

Share Repurchase Program

In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. In April 2012, the Company’s Board approved another increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company’s outstanding common stock. As of June 30, 2012, the Company had repurchased 1.5 million shares of common stock at a cost of $3.2 million under the program.

NOTE H — STOCK OPTIONS, RESTRICTED SHARES AND WARRANTS

The Company grants stock options under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 13,500,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer and shorter vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both ISOs and NQSOs, although in July 2008, the Company adopted a policy of thereafter only granting NQSOs. Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.

In fiscal 2011, the Company converted all of its existing ISO awards to NQSO awards. No consideration was given to the employees for their voluntary conversion of ISO awards.

In June 2012, the Board of Directors approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for its named executive officers to earn long-term equity incentive awards. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is generally five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. An aggregate of 138,750 of restricted shares were granted on June 18, 2012 valued at a price per share of $2.00, which was the closing market price as of the grant date.

For the three months ended June 30, 2011 and 2012, the Company granted 3,282 and 13,547 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $4.19 per share and $2.03 per share, respectively, the closing market prices as of the grant dates. Additionally, during the three months ended June 30, 2012, the Company granted 3,000 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.03 per share, the closing market price as of the grant date.

The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended June 30,
	2011	2012
Cost of product revenue	$42	$31
General and administrative	157	150
Sales and marketing	148	177
Research and development	5	8

Total	$352	$366

As of June 30, 2012, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $3.9 million over a remaining weighted average expected term of 7.0 years.

The following table summarizes information with respect to the Plans:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2012	1,406,090	3,697,633	$3.76	6.64
Granted stock options	(678,376)	678,376	2.03
Granted shares	(16,547)	—	—
Restricted shares	(138,750)	—	—
Forfeited	83,262	(83,262)	3.49
Exercised	—	(20,000)	2.25

Balance at June 30, 2012	655,679	4,272,747	$3.50	6.98	$148,039

Exercisable at June 30, 2012		2,024,538	$3.96	5.15	$28,850

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $2.20 as of June 30, 2012.

A summary of the status of the Company’s outstanding non-vested stock options as of June 30, 2012 was as follows:

Non-vested at March 31, 2012	1,810,249
Granted	678,376
Vested	(157,154)
Forfeited	(83,262)

Non-vested at June 30, 2012	2,248,209

During the first quarter of fiscal 2013, the Company granted restricted shares to key employees as follows (which are included in the above stock plan activity tables):

Shares issued	138,750
Per share price on grant date	$2.00
Compensation expense	$2,000

As of June 30, 2012, the amount of deferred stock-based compensation related to grants of restricted shares, to be recognized over a remaining period of 5.0 years, was approximately $0.3 million.

The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2012 or during the three months ended June 30, 2012.

A summary of outstanding warrants at June 30, 2012 follows:

	Number of Shares	Exercise Price	Expiration
Balance at March 31, 2012	38,980	$2.25	Fiscal 2015
Balance at June 30, 2012	38,980	2.25	Fiscal 2015

NOTE I — SEGMENTS

The descriptions of the Company’s segments and their summary financial information are presented below.

Energy Management

The Energy Management Division develops, manufactures, integrates and sells commercial HIF and other lighting systems and energy management systems.

Engineered Systems

The Engineered Systems Division sells and integrates alternative renewable energy systems, such as solar and wind systems.

Corporate and Other

Corporate and Other is comprised of selling, general and administrative expenses not directly allocated to the Company’s segments and adjustments to reconcile to consolidated results, which primarily include intercompany eliminations.

	Revenues For the Three Months Ended June 30,		Operating (Loss) Income For the Three Months Ended June 30,
(dollars in thousands)	2011	2012	2011	2012
Segments:
Energy Management	$17,014	$12,600	$657	$(1,758)
Engineered Systems	1,207	2,710	(795)	(396)
Corporate and Other	—	—	(1,327)	(1,423)

	$18,221	$15,310	$(1,465)	$(3,577)

	Total Assets		Deferred Revenue
(dollars in thousands)	March 31, 2012	June 30, 2012	March 31, 2012	June 30, 2012
Segments:
Energy Management	$61,873	$60,517	$734	$842
Engineered Systems	13,424	11,485	4,928	4,954
Corporate and Other	50,353	46,895	—	—

	$125,650	$118,897	$5,662	$5,796

The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2012 Annual Report filed on Form 10-K for the fiscal year ended March 31, 2012 and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

We typically generate the majority of our revenue from sales of high intensity fluorescent, or HIF, lighting systems and related services to commercial and industrial customers. We typically sell our HIF lighting systems in replacement of our customers’ existing high intensity discharge, or HID, fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our HIF lighting systems on a wholesale basis, principally to electrical contractors and value-added resellers to sell to their own customer bases.

We have more recently increased our product development activities surrounding light emitting diode, or LED, lighting and energy management systems. We believe that we have taken a responsible approach to this emerging technology. Based upon recent improvements, including drastic reduction of chip prices, availability of name-brand drivers and the integration with our InteLite controls offerings, we believe that LED will become a larger part of our overall interior lighting strategy in the future.

We have sold and installed more than 2,345,000 of our HIF lighting systems in over 8,212 facilities from December 1, 2001 through June 30, 2012. We have sold our products to 144 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2012 included Coca-Cola Enterprises, Inc., International Paper Company, U.S. Foodservice, SYSCO Corp., and United Stationers, Inc.

Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2012, “fiscal 2012”. We call our current fiscal year, which will end on March 31, 2013, “fiscal 2013.” Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Because of the recessed state of the global economy since 2009, especially as it has impacted capital equipment manufacturers, our results for fiscal 2012 and the first quarter of fiscal 2013 continued to be adversely affected by lengthened customer sales cycles and sluggish customer capital spending. To address these difficult economic conditions, we implemented several cost reduction initiatives. During the first quarter of fiscal 2010, we implemented $3.2 million of annualized cost reductions. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010 and the first half of fiscal 2011. During the second quarter of fiscal 2011, we identified an additional $1 million of annualized cost reductions related to decreased product costs, improved manufacturing efficiencies and reduced operating expenses. We realized these cost reductions beginning during the fiscal 2011 third quarter through reduction in general and administrative expenses and improved product margins for our HIF lighting systems. During fiscal 2012, in recognition of an improving economy compared to the previous year, we focused our efforts on activities to increase revenue. These investments included the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and hiring of personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems Division.

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

Despite these recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our record level of revenue in fiscal 2012 along with our return to profitability, our strong backlog of orders entering fiscal 2013, our fiscal 2012 investments in revenue generation initiatives (specifically the creation of our call center, the establishment of a sales office and staff in Texas and in headcount additions to our retail sales force), the completion of financing arrangements providing multiple capital sources to grow our OTA program and the increasing volume of unit sales of our new products, specifically our exterior HIF fixtures. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems Division, the opportunity for recurring revenue from the replacement parts aftermarket and the opportunity to increase gross margins through the leverage of our under-utilized manufacturing capacity.

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 provides additional information about our business and operations.

Revenue and Expense Components

Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2010 and 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 64% of our total revenue in fiscal 2012, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division. During the fiscal 2013 first quarter, wholesale revenues accounted for approximately 62% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 64% for the fiscal 2012 first quarter. In fiscal 2012, we focused our expansion efforts on our direct retail sales channel through the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems Division.

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

Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customer’s acknowledgement that the system is operating as specified. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to third party finance companies in exchange for cash and future payments.

In fiscal 2012, we recognized $10.2 million of revenue from 139 completed OTA contracts. For the three months ended June 30, 2012, we recognized $1.8 million of revenue from 19 completed OTA contracts. In the future, we expect an increase in the volume of OTA contracts as our customers take advantage of the value proposition without incurring any up-front capital cost.

Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2012, we recognized $0.6 million of revenue from completed PPAs. In the first quarter of fiscal 2013, we recognized $0.3 million of revenue from completed PPAs. As of June 30, 2012, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $3.0 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of June 30, 2012 (in thousands):

Fiscal 2013	$429
Fiscal 2014	536
Fiscal 2015	426
Fiscal 2016	425
Fiscal 2017	425
Beyond	840

Total expected future discounted revenue from PPAs	$3,081

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

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 36% and 34% of our total revenue for the first quarter of fiscal 2012 and fiscal 2013, respectively. No customer accounted for more than 10% of our total revenue in the first quarter of fiscal 2012 or fiscal 2013. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

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

Backlog. We define backlog as the total contractual value of all firm orders received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of June 30, 2012, we had a backlog of firm purchase orders of approximately $50.5 million, which included $44.3 million of solar PV orders. As of March 31, 2012, we had a backlog of firm purchase orders of approximately $41.4 million, which included $36.1 million of solar PV orders. We currently expect approximately $25.4 million of our June 30, 2012 backlog to be recognized as revenue in fiscal 2013 and the remainder in future years. We typically expect the non-solar portion of our backlog to be recognized as revenue within 90 days from receipt of order. Our solar PV orders are typically longer-term construction type projects and we expect revenue to be recognized over a period of between three and 24 months from receipt of order, dependent upon the size and complexity of the project. As a result of the increased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) materials for sales of solar PV systems through our Engineered Systems Division, including solar panels, inverters and wiring; (iv) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (v) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (vi) warranty expenses; (vii) installation and integration; and (viii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier. Previously, we purchased most of our ballast and lamp components from a single supplier. Purchases from this supplier accounted for 15% of total cost of revenue during our fiscal 2012 first quarter. Currently, we purchase these components from multiple suppliers. For the fiscal 2013 first quarter, no purchases from suppliers accounted for more than 10% of total cost of revenue. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2011 and fiscal 2012, we reduced headcounts and improved production product flow through reengineering of our assembly stations.

Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of solar PV sales which generally have lower relative gross margins than our traditional energy management systems; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) the level of our wholesale and partner sales (which generally have historically resulted in lower relative gross margins, but higher relative net margins, than our sales to direct customers); (iv) our realization rate on our billable services; (v) our project pricing; (vi) our level of warranty claims; (vii) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (viii) our level of efficiencies in our manufacturing operations; and (ix) our level of efficiencies from our subcontracted installation service providers.

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

In fiscal 2012, we invested in sales expansion initiatives, including the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and hiring of personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems Division. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. For fiscal 2013, we intend to continue to invest in headcount additions to our telemarketing call center and may add selectively to our retail sales force dependent upon geographic market opportunities and availability of sales talent. We also intend to continue investing in our research and development of new and enhanced energy management products and services.

We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $0.4 million for both the first quarter of fiscal 2013 and fiscal 2012. As a result of prior option and restricted stock grants, we expect to recognize an additional $4.2 million of stock-based compensation over a weighted average period of approximately seven years, including $1.0 million over the remaining quarters of fiscal 2013. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.

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

Income Taxes. As of June 30, 2012, we had net operating loss carryforwards of approximately $10.3 million for federal tax purposes and $5.9 million for state tax purposes. Included in these loss carryforwards were $3.2 million for federal and $2.3 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.1 million and state credit carryforwards of approximately $0.4 million. A full valuation allowance has been set up for the state tax credits. We believe it is more likely than not that we will realize the benefits of most of these assets and we have reserved for an allowance due to our state apportioned income and the potential expiration of the state tax credits due to the carryforward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2019 and 2032.

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

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2011		2012
		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change
Product revenue	$17,361	95.3%	$13,580	88.7%	(21.8)%
Service revenue	860	4.7%	1,730	11.3%	101.2%

Total revenue	18,221	100.0%	15,310	100.0%	(16.0)%
Cost of product revenue	11,592	63.6%	9,597	62.7%	(17.2)%
Cost of service revenue	622	3.4%	1,340	8.8%	115.4%

Total cost of revenue	12,214	67.0%	10,937	71.4%	(10.5)%

Gross profit	6,007	33.0%	4,373	28.6%	(27.2)%
General and administrative expenses	3,075	16.9%	3,302	21.6%	7.4%
Sales and marketing expenses	3,775	20.7%	3,952	25.8%	4.7%
Research and development expenses	622	3.4%	697	4.6%	12.1%

Loss from operations	(1,465)	(8.0)%	(3,578)	(23.4)%	144.2%
Interest expense	(87)	(0.5)%	(161)	(1.1)%	85.1%

Dividend and interest income	154	0.8%	225	1.5%	46.1%

Loss before income tax	(1,398)	(7.7)%	(3,514)	(23.0)%	151.4%
Income tax benefit	(606)	(3.3)%	(1,574)	(10.3)%	159.7%

Net loss	$(792)	(4.3)%	$(1,940)	(12.7)%	144.9%

Revenue. Product revenue decreased from $17.4 million for the fiscal 2012 first quarter to $13.6 million for the fiscal 2013 first quarter, a decrease of $3.8 million, or 22%. The decrease in product revenue was a result of decreased sales of our energy management products due to a difficult capital spending environment. Service revenue increased from $0.9 million for the fiscal 2012 first quarter to $1.7 million for the fiscal 2013 first quarter, an increase of $0.8 million, or 101%. The increase in service revenues was a result of the increase in sales of solar photovoltaic, or PV, systems and the related installation revenue as total revenue from solar PV systems was $2.7 million for the fiscal 2013 first quarter compared to $1.2 million for the fiscal 2012 first quarter. We believe that our HIF energy efficiency business continues to be challenged by a difficult capital spending environment. Accordingly, we believe that the opportunity for our OTA financed sales will increase during fiscal 2013.

Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $11.6 million for the fiscal 2012 first quarter to $9.6 million for the fiscal 2013 first quarter, a decrease of $2.0 million, or 17%. Our cost of service revenue increased from $0.6 million for the fiscal 2012 first quarter to $1.3 million for the fiscal 2013 first quarter, an increase of $0.7 million, or 115%. Total gross margin was 33.0% and 28.6% for the fiscal 2012 first quarter and fiscal 2013 first quarter, respectively. The decrease in total gross margin in the first quarter of fiscal 2013 was due to the reduced revenue from sales of our energy management systems and the impact of our fixed manufacturing costs on lower unit volumes of our HIF lighting energy management systems. Gross margins from the sale of our solar PV systems were 34.8% for the fiscal 2013 first quarter and our gross margins from the sale of our HIF energy management systems were 27.2% for the fiscal 2013 first quarter.

General and Administrative. Our general and administrative expenses increased from $3.1 million for the fiscal 2012 first quarter to $3.3 million for the fiscal 2013 first quarter, an increase of $0.2 million, or 7%. The increase was a result of increased legal and audit expenses of $0.2 million related to the recent re-audit of our fiscal 2011 financial statements. We do not expect these legal and audit expenses to recur at the same level in future quarters.

Sales and Marketing. Our sales and marketing expenses increased from $3.8 million for the fiscal 2012 first quarter to $4.0 million for the fiscal 2013 first quarter, an increase of $0.2 million, or 5%. The increase was a result of our prior year investment into the formation and staffing of our telemarketing function, the establishment and staffing of a Houston technology center, headcount additions for retail sales and sales and project management to support the increase in our solar PV revenue. Total sales and marketing employee headcount was 88 and 112 at June 30, 2011 and June 30, 2012, respectively.

Research and Development. Our research and development expenses increased from $0.6 million for the fiscal 2012 first quarter to $0.7 million for the fiscal 2013 first quarter, an increase of $0.1 million, or 12%. The increase in expenses for our fiscal 2013 first quarter was due to increased compensation expenses related to the development of new product offerings, including our light emitting diode, or LED, product and energy management controls initiatives.

Interest Expense. Our interest expense increased from $0.1 million for the fiscal 2012 first quarter to $0.2 million for the fiscal 2013 first quarter, an increase of $0.1 million, or 85%. The increase in interest expense for the fiscal 2013 first quarter was due to the full year impact of additional debt funding completed during fiscal 2012 for the purpose of financing our OTA projects.

Interest Income. Our interest income increased by $0.1 million for the fiscal 2013 first quarter when compared to the fiscal 2012 first quarter, an increase of 46%. Interest income increased due to an increase in the number and dollar amount of completed OTA contracts and the related interest income under the financing terms.

Income Taxes. Our income tax benefit increased from $0.6 million for the fiscal 2012 first quarter to $1.6 million for the fiscal 2013 first quarter, an increase of $1.0 million or 160%. Our effective income tax rate for the fiscal 2012 first quarter was a benefit tax rate of 43.3%, compared to a benefit tax rate of 44.8% for the fiscal 2013 first quarter.

Energy Management Segment

The following table summarizes our Energy Management segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2011	2012
Revenues	$17,014	$12,600
Operating income (loss)	$657	$(1,758)
Operating margin	3.9%	(14.0)%

Energy Management segment revenue decreased $4.4 million, or 26%, from $17.0 million for the fiscal 2012 first quarter to $12.6 million for the fiscal 2013 first quarter. The decrease in revenue for the quarter was due to reduced sales of our HIF lighting systems to our national account and wholesale customers due to a difficult capital spending environment.

Energy Management segment operating income decreased $2.4 million, or 368%, from income of $0.7 million for the fiscal 2012 first quarter to a loss of $1.8 million for the fiscal 2013 first quarter. The decrease in operating income for the quarter was a result of decreased revenue and the negative gross margin impact of fixed costs in our manufacturing facility on reduced production volumes.

Engineered Systems Segment

The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2011	2012
Revenues	$1,207	$2,710
Operating loss	$(795)	$(396)
Operating margin	(65.9)%	(14.6)%

Engineered Systems segment revenue increased $1.5 million, or 125%, from $1.2 million for the fiscal 2012 first quarter to $2.7 million for the fiscal 2013 first quarter. The increase was due to increased sales of solar renewable technologies for the fiscal 2013 first quarter and the record level of projects contracted during fiscal 2012.

Engineered Systems segment operating loss decreased $0.4 million from $0.8 million for the fiscal 2012 first quarter to $0.4 million for the fiscal 2013 first quarter. The decrease in operating loss for the fiscal 2013 first quarter was a result of the increased revenue volume and resulting contribution margin from sales of solar renewable energy systems.

Liquidity and Capital Resources

Overview

We had approximately $19.0 million in cash and cash equivalents and $1.0 million in short-term investments as of June 30, 2012, compared to $23.0 million and $1.0 million at March 31, 2012. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of September 2012 and a yield of 0.50%. Additionally, as of June 30, 2012, we had $13.3 million of borrowing availability under our revolving credit agreement. We also had $1.8 million of availability on our OTA credit agreement, which can be utilized for the sole purpose of funding customer OTA projects through September 2012. We did not borrow on the OTA credit agreement during the fiscal 2013 first quarter. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility and our OTA credit facility will be sufficient to meet our anticipated cash needs for the remainder of fiscal 2013, dependent upon our growth opportunities with our cash and finance customers.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2011 and 2012 (in thousands):

	Three Months Ended June 30,
	2011	2012
Operating activities	$(304)	$7
Investing activities	(1,031)	(996)
Financing activities	2,332	(3,071)

Increase (decrease) in cash and cash equivalents	$997	$(4,060)

Cash Flows Related to Operating Activities. Cash provided by operating activities for the fiscal 2013 first quarter was break even and consisted of net cash provided from changes in operating assets and liabilities of $1.9 million offset by a net loss adjusted for non-cash expense items of $1.9 million. Cash provided by working capital improvements was primarily due to a decrease in total accounts receivable of $3.3 million due to customer collections and reduced revenue and a decrease of $1.3 million in inventory due to reduced purchases during the fiscal 2013 first quarter. These benefits were partially offset by a decrease of $2.5 million in accounts payable related to payments made and reduced inventory purchases.

Cash used in operating activities for the first quarter of fiscal 2012 was $0.3 million and consisted of net cash used for changes in operating assets and liabilities of $0.5 million and a net loss adjusted for non-cash expense items of $0.2 million. Cash used for changes in operating assets and liabilities consisted of an increase of $2.9 million in total accounts receivable due to the increase in revenue and OTA finance contracts completed during the quarter and a $2.6 million increase in inventory for purchases of solar panel inventory and increases in our work-in-process and lighting fixture inventories for orders that are expected to ship during the fiscal 2012 second quarter, offset by a $4.0 increase in accounts payable, primarily due to inventory purchases.

Cash Flows Related to Investing Activities. For the fiscal 2013 first quarter, cash used in investing activities was $1.0 million for capital improvements related to our product development, information technology systems, manufacturing improvements and facility investments.

For the fiscal 2012 first quarter, cash used in investing activities was $1.0 million. This included a net $1.0 million for capital improvements related to our information technology systems, manufacturing and tooling improvements and facility investments.

Cash Flows Related to Financing Activities. For the fiscal 2013 first quarter, cash used in financing activities was $3.1 million. This included $2.5 million used for common share repurchases and $0.7 million for repayment of long-term debt. Cash flows provided by financing activities included $0.1 million received from stock option exercises and for excess tax benefits from stock-based compensation.

For the fiscal 2012 first quarter, cash flows provided by financing activities were $2.3 million. This included $2.8 million in new debt borrowings to fund OTAs and $0.1 million received from stock option and warrant exercises. Cash flows used in financing activities included $0.3 million for repayment of long-term debt and $0.3 million for excess tax benefits from stock-based compensation.

Working Capital

Our net working capital as of June 30, 2012 was $38.5 million, consisting of $59.0 million in current assets and $20.5 million in current liabilities. Our net working capital as of March 31, 2012 was $44.5 million, consisting of $67.2 million in current assets and $22.7 million in current liabilities. Our current accounts receivables decreased from our fiscal 2012 year end by $2.8 million as a result of increased collections and our increased revenues from our solar PV systems. Our net collection terms for solar PV sales are typically net 25 days or less versus our 30-60 day collection terms for sales of our lighting and energy management systems. Our inventories decreased from our fiscal 2012 year end by $1.8 million due primarily to a decrease in the level of our fluorescent lamp inventories. During fiscal 2012, we had increased our inventories of fluorescent lamps due to concerns over shortages of rare earth minerals used in the production of fluorescent lamps. We believe that these supply shortage concerns have stabilized, but we continue to monitor them through conversations with our key vendors. Our accounts payable decreased from our fiscal 2012 year end by $2.5 million due to reduced inventory purchases and payments to vendors.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.

Indebtedness

Revolving Credit Agreement

We have a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2013 (following the completion of an amendment to extend the maturity date by one year). Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. The Credit Facility contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Facility also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock or pledge assets. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of June 30, 2012, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. We had no outstanding borrowings under the Credit Facility as of March 31, 2012 or June 30, 2012.

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

The Credit Agreement provides that we have the option to select whether borrowings under the Credit Facility will bear interest at either (i) a daily borrowing LIBOR rate tied to a one-month maturity or (ii) a LIBOR rate tied to a maturity corresponding to an interest period selected plus, in the case of either (i) or (ii), a per annum rate spread of 2.00%, 2.50% or 3.00%, depending on the ratio of (A) earnings before interest, taxes, depreciation and amortization less income taxes pain in cash less 50% of depreciation expense to (B) the sum of interest expense paid in cash in respect of indebtedness for borrowed money plus scheduled principal payments made with respect to indebtedness for borrowed money, all as determined for the 12-month period ending as of the end of the applicable fiscal quarter.

We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of June 30, 2012.

OTA Credit Agreement

We have a credit agreement with JP Morgan that provides us with $5.0 million immediately available to fund completed customer contracts under our OTA finance program and an additional $5.0 million upon our achievement of meeting a trailing 12-month earnings before interest, taxes, depreciation and amortization (EBITDA) target of $8.0 million. We have one-year from the date of the commitment to borrow under the credit agreement. Through June 2012, we have $2.7 million outstanding against the credit agreement. There were no new borrowings during the first quarter of fiscal 2013. The borrowing is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 39 individual OTA customer contracts. The current borrowing under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. The credit agreement includes certain financial covenants, including funded debt to EBITDA and debt service coverage ratios. We were in compliance with all covenants in the credit agreement as of June 30, 2012.

Capital Spending

Capital expenditures totaled $1.0 million for the fiscal 2013 first quarter due to investments in new product development, information technologies, training and research facility additions, as well as facility investments. We expect to incur a total of approximately $3.5 to $3.7 million in capital expenditures during fiscal year 2013, excluding capital to support our OTA contracts. Our capital spending plans predominantly consist of investments in new product development, improvements in our manufacturing and corporate facilities and investment in information technology systems. We consider the investments into new product development and information technologies critical to our ability to generate future earnings. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual obligations as of June 30, 2012 (dollars in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Bank debt obligations	$8,810	$2,788	$4,613	$917	$492
Cash interest payments on debt	1,171	437	432	90	212
Operating lease obligations	7,364	1,333	1,837	1,638	2,556
Purchase order and cap-ex commitments(1)	15,989	11,769	4,220	—	—

Total	$33,334	$16,327	$11,102	$2,645	$3,260

(1)	Reflects non-cancellable purchase order commitments in the amount of $16.0 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2012. There have been no material changes in any of our accounting policies since March 31, 2012.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note B in the condensed consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2012. There have been no material changes to such exposures since March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2013, we made changes to our internal control structure resulting from the completion of our remediation plan described in our fiscal 2012 Form 10-K. During the first quarter of fiscal 2013, we developed and implemented a new sub-certification process with our management group in order to identify new revenue sources and identify legal contractual terms and conditions revisions that could impact revenue recognition. We believe that these new processes have effectively remediated the material weaknesses in internal controls previously identified in our fiscal 2012 Form 10-K. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which we filed with the SEC on June 14, 2012. During the three months ended ended June 30, 2012, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities

The table below summarizes stock repurchases for the three-month period ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2012	100,000	$2.21	100,000	$6,539,000
May 1 - May 31, 2012	110,000	$2.14	110,000	$6,304,000
June 1 - June 30, 2012	969,729	$2.07	969,729	$4,297,000

	1,179,729		1,179,729

(1)	On April 27, 2012, we announced that our board of directors had authorized the repurchase, in the aggregate, of a maximum of $7.5 million of our outstanding common stock. Unless terminated earlier by resolution of our board of directors, this repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 5. OTHER INFORMATION

Statistical Data

The following table presents certain statistical data, cumulative from December 1, 2001 through June 30, 2012, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through June 30, 2012
(in thousands, unaudited)
HIF lighting systems sold (1)	2,345
Total units sold (including HIF lighting systems)	3,195
Customer kilowatt demand reduction (2)	740
Customer kilowatt hours saved (2)(3)	21,981,743
Customer electricity costs saved (4)	$1,692,280
Indirect carbon dioxide emission reductions from customers’ energy savings (tons) (5)	14,511
Square footage retrofitted (6)	1,210,790

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”
(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 3.2 million units).
(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.
(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2011, which is the most current full year for which this information is available, was $0.1002 per kilowatt hour according to the United States Energy Information Administration.

(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table.
(6)	Based on 3.2 million total units sold, which contain a total of approximately 16.0 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Summary of Non-Employee Director Compensation. +

10.2	Form of Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan. +

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	Taxonomy extension schema document

101.CAL	Taxonomy extension calculation linkbase document

101.LAB	Taxonomy extension label linkbase document

101.PRE	Taxonomy extension presentation linkbase document

+	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2012.

ORION ENERGY SYSTEMS, INC.
Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended June 30, 2012

10.1	Summary of Non-Employee Director Compensation. +

10.2	Form of Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan. +

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	Taxonomy extension schema document

101.CAL	Taxonomy extension calculation linkbase document

101.LAB	Taxonomy extension label linkbase document

101.PRE	Taxonomy extension presentation linkbase document

+	Management contract or compensatory plan or arrangement.