Form 10-Q
period 2012-09-30
ORION ENERGY SYSTEMS, INC.
filed 2012-11-09
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 20,135,623 shares of the Registrant’s common stock outstanding on November 7, 2012.

Orion Energy Systems, Inc.

Quarterly Report On Form 10-Q

For The Quarter Ended September 30, 2012

		Page(s)
PART I FINANCIAL INFORMATION		3
ITEM 1.	Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2012 and September 30, 2012		3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2011 and 2012		4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2011 and 2012		5
Notes to the Condensed Consolidated Financial Statements		6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32
ITEM 4.	Controls and Procedures	32
PART II OTHER INFORMATION		33
ITEM 1.	Legal Proceedings	33
ITEM 1A.	Risk Factors	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 5.	Other Information	34
ITEM 6.	Exhibits	36
SIGNATURES		37

Exhibit 10.13
Exhibit 10.14
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	September 30,
	2012	2012
Assets
Cash and cash equivalents	$23,011	$13,214
Short-term investments	1,016	1,019
Accounts receivable, net of allowances of $947 and $834	19,167	19,447
Inventories, net	18,132	18,411
Deferred contract costs	2,193	4,764
Deferred tax assets	1,549	—
Prepaid expenses and other current assets	2,174	1,727

Total current assets	67,242	58,582
Property and equipment, net	30,225	29,769
Long-term inventory	12,328	12,273
Patents and licenses, net	1,689	1,698
Deferred tax assets	2,609	213
Long-term accounts receivable	7,555	6,735
Other long-term assets	4,002	3,962

Total assets	$125,650	$113,232

Liabilities and Shareholders’ Equity
Accounts payable	$14,300	$15,166
Accrued expenses	3,018	6,485
Deferred revenue	2,614	3,756
Current maturities of long-term debt	2,791	2,871

Total current liabilities	22,723	28,278
Long-term debt, less current maturities	6,704	5,365
Deferred revenue	3,048	3,128
Other long-term liabilities	406	401

Total liabilities	32,881	37,172

Commitments and contingencies (See Note F)
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2012 and September 30, 2012; shares issued: 30,445,479 and 30,482,026 at March 31, 2012 and September 30, 2012; shares outstanding: 22,785,258 and 20,753,923 at March 31, 2012 and September 30, 2012	—	—
Additional paid-in capital	126,753	126,148
Treasury stock: 7,660,221 and 9,728,103 common shares at March 31, 2012 and September 30, 2012	(32,470)	(36,913)
Shareholder notes receivable	(221)	(283)
Retained deficit	(1,293)	(12,892)

Total shareholders’ equity	92,769	76,060

Total liabilities and shareholders’ equity	$125,650	$113,232

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Product revenue	$30,111	$16,931	$47,472	$30,511
Service revenue	3,364	2,477	4,224	4,207

Total revenue	33,475	19,408	51,696	34,718
Cost of product revenue	21,447	11,867	33,039	21,464
Cost of service revenue	2,647	1,736	3,269	3,076

Total cost of revenue	24,094	13,603	36,308	24,540

Gross profit	9,381	5,805	15,388	10,178
Operating expenses:
General and administrative	2,725	4,638	5,800	7,940
Sales and marketing	3,729	4,561	7,504	8,513
Research and development	593	710	1,215	1,407

Total operating expenses	7,047	9,909	14,519	17,860

Income (loss) from operations	2,334	(4,104)	869	(7,682)
Other income (expense):
Interest expense	(150)	(142)	(237)	(303)
Interest income	214	218	368	443

Total other income	64	76	131	140

Income (loss) before income tax	2,398	(4,028)	1,000	(7,542)
Income tax expense	1,040	5,631	434	4,057

Net income (loss)	$1,358	$(9,659)	$566	$(11,599)

Basic net income (loss) per share attributable to common shareholders	$0.06	$(0.46)	$0.02	$(0.53)
Weighted-average common shares outstanding	22,989,502	21,075,624	22,955,655	21,814,321
Diluted net income (loss) per share attributable to common shareholders	$0.06	$(0.46)	$0.02	$(0.53)
Weighted-average common shares outstanding	23,369,520	21,075,624	23,380,375	21,814,321

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2011	2012
Operating activities
Net income (loss)	$566	$(11,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,890	2,230
Stock-based compensation expense	657	770
Deferred income tax (benefit) expense	(538)	3,945
(Gain) Loss on sale of property and equipment	(1)	30
Provision for bad debts	159	100
Other	38	34
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	3,157	440
Inventories, current and long-term	(3,227)	(224)
Deferred contract costs	6,682	(2,571)
Prepaid expenses and other assets	(2,330)	445
Accounts payable	(2,099)	866
Accrued expenses	370	1,985
Deferred revenue	(3,940)	1,222

Net cash provided by (used in) operating activities	1,384	(2,327)
Investing activities
Purchase of property and equipment	(2,003)	(1,715)
Purchase of property and equipment held under operating leases	(3)	—
Purchase of short-term investments	(3)	(3)
Additions to patents and licenses	(125)	(75)
Proceeds from sales of property, plant and equipment	1	19

Net cash used in investing activities	(2,133)	(1,774)
Financing activities
Payment of long-term debt	(664)	(1,415)
Proceeds from long-term debt	4,583	156
Proceeds from repayment of shareholder notes	13	6
Repurchase of common stock into treasury	—	(4,523)
Excess tax benefits from stock-based compensation	811	21
Deferred financing costs	(113)	—
Proceeds from issuance of common stock	118	59

Net cash provided by (used in) financing activities	4,748	(5,696)

Net increase (decrease) in cash and cash equivalents	3,999	(9,797)
Cash and cash equivalents at beginning of period	11,560	23,011

Cash and cash equivalents at end of period	$15,559	$13,214

Supplemental cash flow information:
Cash paid for interest	$201	$279
Cash paid for income taxes	$63	$37
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$64	$68

The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — DESCRIPTION OF BUSINESS

Organization

The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all of its consolidated subsidiaries. The Company is a developer, manufacturer and seller of lighting and energy management systems and a seller and integrator of renewable energy technologies to commercial and industrial businesses, predominantly in North America.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2013 or other interim periods.

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

Short-Term Investments

The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2012 and September 30, 2012 were as follows (in thousands):

March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$486	$—	$—	$486	$486	$—
Bank certificate of deposit	1,016	—	—	1,016	—	1,016

Total	$1,502	$—	$—	$1,502	$486	$1,016

September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$486	$—	$—	$486	$486	$—
Bank certificate of deposit	1,019	—	—	1,019	—	1,019

Total	$1,505	$—	$—	$1,505	$486	$1,019

As of March 31, 2012 and September 30, 2012, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).

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

Level 3 — Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management's best estimate of what market participants would use in valuing the asset or liability at the measurement date.

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

Financing Receivables

The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:

Aging Analysis as of September 30, 2012 (in thousands):

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable - current	$3,060	$125	$45	$170	$3,230
Lease balances included in consolidated accounts receivable - long-term	5,126	—	—	—	5,126

Total gross sales-type leases	8,186	125	45	170	8,356
Allowance	—	(3)	(33)	(36)	(36)

Total net sales-type leases	$8,186	$122	$12	$134	$8,320

Allowance for Credit Losses on Financing Receivables

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company incurred $59,000 and $0 of write-offs or credit losses against its OTA sales-type lease receivable balances in fiscal 2012 and for the six months ended September 30, 2012, respectively.

Inventories

Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2012 and September 30, 2012, the Company had inventory obsolescence reserves of $1.5 million and $1.8 million, respectively.

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

Inventories were comprised of the following (in thousands):

	March 31,	September 30,
	2012	2012
Raw materials and components	$10,466	$10,909
Work in process	969	934
Finished goods	6,697	6,568

	$18,132	$18,411

Deferred Contract Costs

Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $2.2 million and $4.8 million as of March 31, 2012 and September 30, 2012, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables.

Property and Equipment

Property and equipment were comprised of the following (in thousands):

	March 31,	September 30,
	2012	2012
Land and land improvements	$1,545	$1,562
Buildings and building improvements	14,717	15,601
Furniture, fixtures and office equipment	11,000	11,819
Leasehold improvements	54	58
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	9,990	10,182
Construction in progress	1,080	772

	43,383	44,991
Less: accumulated depreciation and amortization	(13,158)	(15,222)

Net property and equipment	$30,225	$29,769

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

Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of September 30, 2012, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2013	$616
Fiscal 2014	1,011
Fiscal 2015	955
Fiscal 2016	309
Fiscal 2017	9

Total gross long-term receivable	2,900
Less: amount representing interest	(402)

Net long-term receivable	$2,498

Long-Term Inventories

The Company records long-term inventory for the non-current portion of its wireless controls inventory. All inventories are stated at the lower of cost or market value with cost determined using the FIFO method.

Other Long-Term Assets

Other long-term assets include long-term security deposits, prepaid licensing costs, a note receivable, deferred costs for a long-term contract, and deferred financing costs. Other long-term assets include $87,000 and $73,000 of deferred financing costs as of March 31, 2012 and September 30, 2012. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (5 to 10 years).

Accrued Expenses

Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, sales tax payable and other various unpaid expenses. Accrued expenses include $31,000 and $1.8 million of accrued reorganization costs and contractual commitments as of March 31, 2012 and September 30, 2012.

The Company generally offers a limited warranty of one year on its own manufactured products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.

Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Beginning of period	$59	$90	$59	$84
Provision to product cost of revenue	28	126	59	141
Charges	(22)	(129)	(53)	(138)

End of period	$65	$87	$65	$87

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

The Company offers a financing program, called a power purchase agreement, or PPA, for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgement that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, which is typically in excess of 10 years.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the three months ended September 30, 2012, the Company recorded a full valuation allowance of $5.6 million against its deferred tax assets.

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

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the six months ended September 30, 2011 and 2012, realized tax benefits from the exercise of stock options were $0.8 million and $27,000, respectively.

Stock Option Plans

The fair value of each option grant for the three and six months ended September 30, 2011 and 2012 was determined using the assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Weighted average expected term	6.8 years	6.0 years	5.7 years	5.6 years
Risk-free interest rate	1.64%	0.9%	1.83%	0.8%
Expected volatility	70%	73%	70%	74.2%
Expected forfeiture rate	11.4%	15.1%	11.4%	15.1%

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income (loss) per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net income (loss) per common share, the Company uses the “treasury stock” method for outstanding options and warrants. Diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods ended September 30, 2012, because the effects of potentially dilutive securities are anti-dilutive. The effect of net income (loss) per common share is calculated based upon the following shares (in thousands except share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Numerator:
Net income (loss) (in thousands)	$1,358	$(9,659)	$566	$(11,599)
Denominator:
Weighted-average common shares outstanding	22,989,502	21,075,624	22,955,655	21,814,321
Weighted-average effect of assumed conversion of stock options and warrants	380,018	—	424,720	—

Weighted-average common shares and common share equivalents outstanding	23,369,520	21,075,624	23,380,375	21,814,321

Net income (loss) per common share:
Basic	$0.06	$(0.46)	$0.02	$(0.53)
Diluted	$0.06	$(0.46)	$0.02	$(0.53)

The following table indicates the number of potentially dilutive securities as of the end of each period:

	September 30,	September 30,
	2011	2012
Common stock options	4,018,917	4,321,571
Restricted shares	—	163,750
Common stock warrants	38,980	38,980

Total	4,057,897	4,524,301

Concentration of Credit Risk and Other Risks and Uncertainties

The Company previously depended on one supplier for a number of components necessary for its products, including ballasts and lamps. Purchases from this supplier accounted for 10% and 12% of total cost of revenue for the three and six months ended September 30, 2011, respectively. Currently, the Company has been able to obtain these components from multiple suppliers. For the three months ended September 30, 2012, purchases from two suppliers accounted for 11% and 12% of total cost of revenue. For the six months ended September 30, 2012, no supplier accounted for more than 10% of total cost of revenue.

The Company previously purchased a majority of its solar panels from one supplier for its sales of solar generating systems through its Orion Engineered Systems Division. Purchases from this supplier accounted for 15% and 25% of total cost of revenue for the three and six months ended September 30, 2011, respectively. Currently, the Company has been able to obtain panels from multiple suppliers. For the three and six months ended September 30, 2012, panel purchases from one supplier accounted for 11% and 6% of total cost of revenue, respectively.

For the three and six months ended September 30, 2011, two customers accounted for 21% of revenue and two customers accounted for 15% and 14% of revenue, respectively. For the three and six months ended September 30, 2012, no customer accounted for more than 10% of revenue.

As of March 31, 2012, one customer accounted for 11% of accounts receivable. As of September 30, 2012, one customer accounted for 15% of accounts receivable.

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

NOTE C — RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2011 and 2012, the Company purchased goods and services from an entity in the amounts of $23,000 and $0, respectively, for which a director of the Company serves as a member of the board of directors. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.

NOTE D — DEBT

Long-term debt as of March 31, 2012 and September 30, 2012 consisted of the following (in thousands):

	March 31,	September 30,
	2012	2012
Term note	$532	$400
Customer equipment finance notes payable	6,568	5,483
First mortgage note payable	776	736
Debenture payable	765	743
Other long-term debt	854	874

Total long-term debt	9,495	8,236
Less current maturities	(2,791)	(2,871)

Long-term debt, less current maturities	$6,704	$5,365

New Debt Arrangement

In September 2012, the Company entered into a combination note and security agreement with First Business Equipment Finance, LLC (First Business) to finance the remaining payments on one of its operating leases with First Business. The note matures on February 15, 2013 and bears interest at 4.5%. The note is secured by the equipment originally leased.

Revolving Credit Agreement

The Company has a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2013. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable of the Company and 45% of certain inventory of the Company. The Credit Agreement contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company also may cause JP Morgan to issue letters of credit for the Company’s account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of September 30, 2012, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. There were no borrowings by the Company under the Credit Agreement as of March 31, 2012 or September 30, 2012. We were not in compliance with all covenants in the credit agreement as of September 30, 2012 and expect to receive a waiver from our bank for the covenant defaults.

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

The Credit Agreement provides that the Company has the option to select whether borrowings under the Credit Facility will bear interest at either (i) a daily borrowing LIBOR rate tied to a one-month maturity or (ii) a LIBOR rate tied to a maturity corresponding to an interest period selected by the Company plus, in the case of either (i) or (ii), a per annum rate spread of 2.00%, 2.50% or 3.00%, depending on the ratio of (A) earnings before interest, taxes, depreciation and amortization less income taxes paid in cash less 50% of depreciation expense to (B) the sum of interest expense paid in cash in respect of indebtedness for borrowed money plus scheduled principal payments made with respect to indebtedness for borrowed money, all as determined for the 12-month period ending as of the end of the applicable fiscal quarter.

The Company must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of September 30, 2012.

NOTE E — INCOME TAXES

The income tax provision for the six months ended September 30, 2012 was determined by applying an estimated annual effective tax rate of 53.8% to income (loss) before taxes. For the three months ended September 30, 2012, the Company has recorded a valuation allowance of $5.6 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. ASC 740, Income Taxes, requires that a deferred tax asset be reduced by a valuation allowance if there is less than a 50% chance that it will be realized. The determination of the realization of deferred tax assets requires considerable judgment. ASC 740 prescribes the consideration of both positive and negative evidence in evaluating the need for a valuation allowance. Negative evidence for the Company includes a cumulative three year operating loss and limited visibility into future earnings. While the Company has positive evidence with a strong backlog of orders, the Company has determined that the current negative evidence outweighs the current positive evidence and has concluded that the conservative approach is to record a valuation allowance. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income (loss) adjusted for certain permanent book to tax differences and tax credits.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Six Months Ended September 30,
	2011	2012
Statutory federal tax rate	34.0%	(34.0)%
State taxes, net	9.2%	(2.4)%
Federal tax credit	(11.6)%	(2.0)%
State tax credit	(5.9)%	0.4%
Change in valuation reserve	5.9%	92.7%
Permanent items	10.0%	1.2%
Change in tax contingency reserve	0.8%	(0.1)%
Other, net	1.0%	(2.0)%

Effective income tax rate	43.4%	53.8%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $1.0 million were recorded in fiscal 2012 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $21,000 were recorded for the six months ended September 30, 2012.

As of September 30, 2012, the Company had federal net operating loss carryforwards of approximately $11.5 million, of which $3.2 million are associated with the exercise of NQSOs that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $6.7 million, of which $2.1 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.3 million and state tax credits of $0.5 million. For the three months ended September 30, 2012, the Company has recorded a valuation allowance of $5.6 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

Uncertain Tax Positions

As of September 30, 2012, the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2013 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the six months ended September 30, 2011 and 2012, the Company had the following unrecognized tax benefit activity (in thousands):

	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2012
Unrecognized tax benefits as of beginning of period	$399	$401
Additions based on tax positions related to the current period positions	1	—

Unrecognized tax benefits as of end of period	$400	$401

NOTE F — COMMITMENTS AND CONTINGENCIES

Operating Leases and Purchase Commitments

The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $0.5 million and $0.4 million for the three months ended September 30, 2011 and 2012, respectively; and $1.0 million and $0.9 million for the six months ended September 30, 2011 and 2012, respectively. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of September 30, 2012, the Company had entered into $11.6 million of purchase commitments related to fiscal 2013, including $1.2 million for operating lease commitments and $10.4 million for inventory purchase commitments. As of September 30, 2012, the Company had entered into an agreement to repurchase $1.5 million of its outstanding common stock.

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

Employee Stock Purchase Plan

In August 2010, the Company’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. The Company had the following shares issued from treasury as of March 31, 2012 and for the six months ended September 30, 2012:

	Shares Issued	Closing Market	Shares Issued	Dollar Value of	Repayment of
	Under ESPP Plan	Price	Under Loan Program	Loans Issued	Loans
Cumulative through March 31, 2012	102,810	$2.38 - 4.04	86,148	$279,350	$58,876
Quarter Ended June 30, 2012	9,232	$2.20	7,955	17,500	1,600
Quarter Ended September 30, 2012	27,467	$1.98	25,606	50,700	4,060

Total as of September 30, 2012	139,509	$1.98 - 4.04	119,709	$347,550	$64,536

Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.

Share Repurchase Program

In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. In April 2012, the Company’s Board approved another increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company’s outstanding common stock. As of September 30, 2012, the Company had repurchased a total of 2.4 million shares of common stock at a total cost of $5.3 million under the program.

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

In June 2012, the Compensation Committee of the Board of Directors approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for such employees to earn long-term equity incentive awards. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is between three to five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. An aggregate of 138,750 of restricted shares were granted on June 18, 2012 valued at a price per share of $2.00, which was the closing market price as of the grant date. Additionally, 25,000 restricted shares were granted on September 27, 2012 valued at a price per share of $1.80, which was the closing market price as of the grant date.

For the three and six months ended September 30, 2012, the Company issued zero and 13,547 shares under the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $2.03 per share, the closing market price as of the issuance date. Additionally, during the three and six months ended September 30, 2012, the Company issued zero and 3,000 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.03 per share, the closing market price as of the issuance date.

The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Cost of product revenue	$35	$26	$77	$57
General and administrative	140	269	296	419
Sales and marketing	124	102	272	279
Research and development	7	7	12	15

Total	$306	$404	$657	$770

As of September 30, 2012, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $3.9 million over a remaining weighted average expected term of 6.8 years.

The following table summarizes information with respect to the Plans:

	Equity Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2012	1,406,090	3,697,633	$3.76	6.64
Granted stock options	(795,876)	795,876	2.04
Granted shares	(16,547)	—	—
Restricted shares	(163,750)	—	—
Forfeited	151,938	(151,938)	3.80
Exercised	—	(20,000)	2.25	—

Balance at September 30, 2012	581,855	4,321,571	$3.45	6.82	$22,140

Exercisable at September 30, 2012		2,077,991	$3.97	4.98	$22,140

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $1.98 as of September 30, 2012.

A summary of the status of the Company’s outstanding non-vested stock options as of September 30, 2012 was as follows:

Non-vested at March 31, 2012	1,810,249
Granted	795,876
Vested	(210,607)
Forfeited	(151,938)

Non-vested at September 30, 2012	2,243,580

During the first half of fiscal 2013, the Company granted restricted shares to key employees as follows (which are included in the above stock plan activity tables):

Shares issued	163,750
Per share price on grant date	$1.80 - 2.00
Compensation expense	$16,000

As of September 30, 2012, the amount of deferred stock-based compensation related to grants of restricted shares, to be recognized over a remaining period of 4.75 years, was approximately $0.3 million.

The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2012 or during the six months ended September 30, 2012.

A summary of outstanding warrants at September 30, 2012 follows:

	Number of Shares	Exercise Price	Expiration
Balance at March 31, 2012	38,980	$2.25	Fiscal 2015
Balance at September 30, 2012	38,980	$2.25	Fiscal 2015

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(dollars in thousands)	2011	2012	2011	2012
Segments:
Energy Management	$17,503	$16,652	$1,944	$(453)
Engineered Systems	15,972	2,756	1,590	(661)
Corporate and Other	—	—	(1,200)	(2,990)

	$33,475	$19,408	$2,334	$(4,104)

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2011	2012	2011	2012
Segments:
Energy Management	$34,517	$29,252	$2,601	$(2,211)
Engineered Systems	17,179	5,466	795	(1,057)
Corporate and Other	—	—	(2,527)	(4,414)

	$51,696	$34,718	$869	$(7,682)

	Total Assets		Deferred Revenue
(dollars in thousands)	March 31, 2012	September 30, 2012	March 31, 2012	September 30, 2012
Segments:
Energy Management	$61,873	$61,754	$734	$590
Engineered Systems	13,424	16,239	4,928	6,294
Corporate and Other	50,353	35,239	—	—

	$125,650	$113,232	$5,662	$6,884

The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Management Change and Strategic Refocus

In September 2012, our Board of Directors elected John H. Scribante as our new Chief Executive Officer. Prior to his appointment, Mr. Scribante was the President of our Orion Engineered Systems division and had also served in executive sales management positions. As a result of this management change, we are refocusing our strategic initiatives to include: (i) enhancing and refocusing our sales organization with an emphasis on expanding our direct sales efforts; (ii) streamlining our product development initiatives with a focus on activities that will deliver the greatest return on our investment and disciplined product control releases versus a process of continuous development; and (iii) cost reduction initiatives to deliver profitability.

During the fiscal 2013 second quarter, we recorded operating expenses related to reorganization costs and contractual commitments of $2.1 million, which included $1.7 million to general and administrative expenses and $0.4 million to sales and marketing expenses. Additionally, we recorded a $5.6 million non-cash income tax expense to establish a valuation allowance against our deferred tax assets.

As part of our cost reduction initiatives, we recently identified additional cost containment initiatives which we believe will result in annualized cost reductions of $4.0 million. These initiatives include headcount reductions, material and component cost savings in our HIF lighting products and reductions in consulting and other discretionary spending. We intend to implement these cost reductions during the second half of fiscal 2013.

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

We have sold and installed more than 2,391,000 of our HIF lighting systems in over 8,477 facilities from December 1, 2001 through September 30, 2012. We have sold our products to 145 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2012 included Coca-Cola Enterprises, Inc., International Paper Company, U.S. Foodservice, SYSCO Corp., and United Stationers, Inc.

Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2012, “fiscal 2012”. We call our current fiscal year, which will end on March 31, 2013, “fiscal 2013.” Our fiscal first quarter ended on June 30, our fiscal second quarter ended on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Because of the recessed state of the global economy since 2009, especially as it has impacted capital equipment manufacturers, our results for the first half of fiscal 2013 continued to be adversely affected by lengthened customer sales cycles and sluggish customer capital spending. To address these difficult economic conditions, we implemented several cost reduction initiatives. During the first quarter of fiscal 2010, we implemented $3.2 million of annualized cost reductions. These cost containment initiatives included reductions related to headcount, work hours and discretionary spending and began to show results in the second half of fiscal 2010 and the first half of fiscal 2011. During the second quarter of fiscal 2011, we identified an additional $1 million of annualized cost reductions related to decreased product costs, improved manufacturing efficiencies and reduced operating expenses. We realized these cost reductions beginning during the fiscal 2011 third quarter through reduction in general and administrative expenses and improved product margins for our HIF lighting systems. During fiscal 2012, in recognition of an improving economy compared to the previous year, we focused our efforts on activities to increase revenue. These investments included the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and hiring of personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems Division. Despite these recent investments into revenue generating activities, we have continued to experience a difficult capital spending environment during the first half of fiscal 2013.

In response to the constraints on our customers’ capital spending budgets, we have been aggressively promoting the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. Additionally, we completed a $5.0 million OTA line of credit, of which we borrowed $3.2 million, for the purpose of funding OTA projects upon project completion and customer acceptance, for which we chose to hold the contracts internally. The OTA line of credit expired in September 2012 for new financing, but not for drawn amounts. We now have secured multiple funding sources for our OTA projects. In the future, we expect to use our external sources of funding for OTA projects that are available to us and reduce the number of projects funded internally or funded through bank debt. We expect that the number of customers who choose to purchase our systems by using our OTA financing program will increase in future periods. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar Power Purchase Agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and have been able to secure several external sources of funding for PPA’s on behalf of our customers.

Despite these recent economic challenges, we remain optimistic about our long-term financial performance. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems Division, our cost reduction initiatives and the opportunity to increase gross margins through the leverage of our under-utilized manufacturing capacity.

Our annual report on Form 10-K for the fiscal year ended March 31, 2012 provides additional information about our business and operations.

Revenue and Expense Components

Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2010 and 2011, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 64% of our total revenue in fiscal 2012, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division. During the first half of fiscal 2013, wholesale revenues accounted for approximately 58% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 62% for the first half of fiscal 2012. In fiscal 2012, we focused our expansion efforts on our direct retail sales channel through the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems Division. In the future, we intend to continue to selectively build out our retail sales force, focusing on geographic markets where we do not have a strong wholesale presence and the market contains a larger number of commercial and industrial facilities.

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

In fiscal 2012, we recognized $10.2 million of revenue from 139 completed OTA contracts. For the three months ended September 30, 2012, we recognized $1.6 million of revenue from 33 completed contracts compared to $3.6 million from 29 completed contracts during the three months ended September 30, 2011. For the six months ended September 30, 2012, we recognized $3.4 million of revenue from 52 completed contracts compared to $6.5 million from 82 completed contracts for the six months ended September 30, 2011. In the future, we expect an increase in the volume of OTA contracts as our customers take advantage of the value proposition without incurring any up-front capital cost.

Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2012, we recognized $0.6 million of revenue from completed PPAs. In the first half of fiscal 2013, we recognized $0.4 million of revenue from completed PPAs. As of September 30, 2012, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $2.7 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of September 30, 2012 (in thousands):

Fiscal 2013	$205
Fiscal 2014	465
Fiscal 2015	277
Fiscal 2016	277
Fiscal 2017	276
Beyond	1,217

Total expected future discounted revenue from PPAs	$2,717

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

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our solar PV projects. Our top 10 customers accounted for approximately 35% and 30% of our total revenue for the first half of fiscal 2012 and fiscal 2013, respectively. Two customers, individually, accounted for 14% and 15% of our total revenue in the first half of fiscal 2012. No customer accounted for more than 10% of our total revenue in the first half of fiscal 2013. To the extent that large solar PV projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

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

Backlog. We define backlog as the total contractual value of all firm orders received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of September 30, 2012, we had a backlog of firm purchase orders of approximately $46.7 million, which included $41.6 million of solar PV orders, compared to $50.5 million as of June 30, 2012, which included $44.3 million of solar PV orders. We currently expect approximately $18.0 million of our September 30, 2012 backlog to be recognized as revenue in the second half of fiscal 2013 and the remainder in future fiscal years. We typically expect the non-solar portion of our backlog to be recognized as revenue within 90 days from receipt of order. Our solar PV orders are typically longer-term construction type projects and we expect revenue to be recognized over a period of between three and 24 months from receipt of order, dependent upon the size and complexity of the project. As a result of the increased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) materials for sales of solar PV systems through our Engineered Systems Division, including solar panels, inverters and wiring; (iv) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (v) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (vi) warranty expenses; (vii) installation and integration; and (viii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier. Previously, we purchased most of our ballast and lamp components from a single supplier. Purchases from this supplier accounted for 12% of total cost of revenue for the first half of fiscal 2012. Currently, we purchase these components from multiple suppliers. For the first half of fiscal 2013, purchases from two suppliers accounted for 16% of total cost of revenue. Previously, we purchased most of our solar panels from one supplier for sales of our solar generating systems. Purchases from this supplier accounted for 25% of total cost of revenue for the first half of fiscal 2012. Currently, we have been able to obtain panels from multiple suppliers. For the first half of fiscal 2013, panel purchases from one supplier accounted for 6% of total cost of revenue. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2011 and fiscal 2012, we reduced headcounts and improved production product flow through the reengineering of our assembly stations.

Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of solar PV sales which have greater margin volatility due to recent decreases in product costs versus our traditional energy management systems; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) the level of our wholesale and partner sales (which generally have historically resulted in lower relative gross margins, but higher relative net margins, than our sales to direct customers); (iv) our realization rate on our billable services; (v) our project pricing; (vi) our level of warranty claims; (vii) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (viii) our level of efficiencies in our manufacturing operations; and (ix) our level of efficiencies from our subcontracted installation service providers.

Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense. In fiscal 2012, we increased headcount in our sales areas for telemarketing and direct sales employees. In 2013, we expect to continue to selectively increase headcount in our sales areas.

Our general and administrative expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges related to our executive, finance, human resource, information technology and operations organizations; (ii) public company costs, including investor relations, external audit and internal audit; (iii) occupancy expenses; (iv) professional services fees; (v) technology related costs and amortization; (vi) asset impairment charges; and (vii) corporate-related travel.

Our sales and marketing expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges related to our sales and marketing organization; (ii) internal and external sales commissions and bonuses; (iii) travel, lodging and other out-of-pocket expenses associated with our selling efforts; (iv) marketing programs; (v) pre-sales costs; (vi) bad debt; and (vii) other related overhead.

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

In fiscal 2012, we invested in sales expansion initiatives, including the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and hiring of personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems Division. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. In the future, we intend to continue to invest in headcount additions to our retail sales force dependent upon geographic market opportunities and availability of sales talent. We also intend to continue investing in our research and development of new and enhanced energy management products and services.

We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $0.7 million for both the first half of fiscal 2012 and fiscal 2013. As a result of prior option and restricted stock grants, we expect to recognize an additional $4.2 million of stock-based compensation over a weighted average period of approximately seven years, including $0.7 million in the last six months of fiscal 2013. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.

Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under long-term debt obligations, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from five to ten years.

Interest Income. We report interest income earned from our financed OTA contracts and on our cash and cash equivalents and short term investments.

Income Taxes. As of September 30, 2012, we had net operating loss carryforwards of approximately $11.5 million for federal tax purposes and $6.7 million for state tax purposes. Included in these loss carryforwards were $3.2 million for federal and $2.1 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.3 million and state credit carryforwards of approximately $0.5 million. A valuation allowance of $5.6 million equaling the net deferred tax assets was established during the second quarter of fiscal 2013 due to the uncertainty of its realization value in the future. The determination of the realization of deferred tax assets requires considerable judgment including both positive and negative evidence in evaluating the need for a valuation allowance. Our negative evidence included a cumulative three year operating loss, an expected loss for fiscal year 2013 and limited visibility into future earnings. Our positive evidence included a strong backlog of orders; however, we determined that the current negative evidence outweighed the current positive evidence. We considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that we determine that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made. A valuation allowance of $0.4 million had been previously set up for our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carryforward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2019 and 2032.

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

Results of Operations

The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended September 30,					Six Months Ended September 30,
	2011		2012			2011		2012
		% of		% of	%		% of		% of	%
	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product revenue	$30,111	90.0%	$16,931	87.2%	(43.8)%	$47,472	91.8%	$30,511	87.9%	(35.7)%
Service revenue	3,364	10.0%	2,477	12.8%	(26.4)%	4,224	8.2%	4,207	12.1%	(0.4)%

Total revenue	33,475	100.0%	19,408	100.0%	(42.0)%	51,696	100.0%	34,718	100.0%	(32.8)%
Cost of product revenue	21,447	64.1%	11,867	61.1%	(44.7)%	33,039	63.9%	21,464	61.8%	(35.0)%
Cost of service revenue	2,647	7.9%	1,736	8.9%	(34.4)%	3,269	6.3%	3,076	8.9%	(5.9)%

Total cost of revenue	24,094	72.0%	13,603	70.1%	(43.5)%	36,308	70.2%	24,540	70.7%	(32.4)%

Gross profit	9,381	28.0%	5,805	29.9%	(38.1)%	15,388	29.8%	10,178	29.3%	(33.9)%
General and administrative expenses	2,725	8.1%	4,638	23.9%	70.2%	5,800	11.2%	7,940	22.9%	36.9%
Sales and marketing expenses	3,729	11.1%	4,561	23.5%	22.3%	7,504	14.5%	8,513	24.5%	13.4%
Research and development expenses	593	1.8%	710	3.7%	19.7%	1,215	2.4%	1,407	4.1%	15.8%

Income (loss) from operations	2,334	7.0%	(4,104)	(21.1)%	(275.8)%	869	1.7%	(7,682)	(22.1)%	(984.0)%
Interest expense	(150)	(0.4)%	(142)	(0.7)%	(5.3)%	(237)	(0.5)%	(303)	(0.9)%	27.8%
Dividend and interest income	214	0.6%	218	1.1%	1.9%	368	0.7%	443	1.3%	20.4%

Income (loss) before income tax	2,398	7.2%	(4,028)	(20.8)%	(268.0)%	1,000	1.9%	(7,542)	(21.7)%	(854.2)%
Income tax expense	1,040	3.1%	5,631	29.0%	441.4%	434	0.8%	4,057	11.7%	834.8%

Net income (loss)	$1,358	4.1%	$(9,659)	(49.8)%	(811.3)%	$566	1.1%	$(11,599)	(33.4)%	(2,149.3)%

Revenue. Product revenue decreased from $30.1 million for the fiscal 2012 second quarter to $16.9 million for the fiscal 2013 second quarter, a decrease of $13.2 million, or 44%. The decrease in product revenue was a result of decreased sales of our renewable energy systems and HIF lighting systems. During the first half of fiscal 2012, we had two large solar PV projects under construction and did not have similar size projects under construction during the first half of fiscal 2013. Service revenue decreased from $3.4 million for the fiscal 2012 second quarter to $2.5 million for the fiscal 2013 second quarter, a decrease of $0.9 million, or 26%. The decrease in service revenue was a result of the related service revenue from the decrease in sales of solar renewable energy systems. Total revenue from renewable energy systems was $2.8 million for the fiscal 2013 second quarter compared to $16.0 million for the fiscal 2012 second quarter, a decrease of $13.2 million or 83%. Product revenue decreased from $47.5 million for the first half of fiscal 2012 to $30.5 million for the first half of fiscal 2013, a decrease of $17.0 million, or 36%. Service revenue of $4.2 million for the first half of fiscal 2012 was similar to service revenue for the first half of fiscal 2013. Total revenue from renewable energy systems was $5.5 million for the first half of fiscal 2013 compared to $17.2 million for the first half of fiscal 2012, a decrease of $11.7 million, or 68%.

Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $21.4 million for the fiscal 2012 second quarter to $11.9 million for the fiscal 2013 second quarter, a decrease of $9.6 million, or 45%. Our cost of service revenue decreased from $2.6 million for the fiscal 2012 second quarter to $1.7 million for the fiscal 2013 second quarter, a decrease of $0.9 million, or 34%. Gross margin increased from 28.0% for the fiscal 2012 second quarter to 29.9% for the fiscal 2013 second quarter. For the fiscal 2013 second quarter, our gross margin percentage increased due to improved margins on solar PV projects from our Orion Engineered Systems Division. Our gross margin percentage on renewable revenues from this division was 27.1% during the fiscal 2013 second quarter compared to 19.0% for the fiscal 2012 second quarter. Gross margin from our HIF integrated systems revenue for the 2013 second quarter was 30.4% compared to 36.3% for the fiscal 2012 second quarter. Our cost of product revenue decreased from $33.0 million for the first half of fiscal 2012 to $21.5 million for the first half of fiscal 2013, a decrease of $11.6 million, or 35%. Our cost of service revenue decreased from $3.3 million for the first half of fiscal 2012 to $3.1 million for the first half of fiscal 2013, a decrease of $0.2 million, or 6%. Total gross margin decreased from 29.8% for the first half of fiscal 2012 to 29.3% for the first half of fiscal 2013. For the first half of fiscal 2013, our decrease in total gross margin on product revenues versus the first half of fiscal 2012 was due to the reduced revenue from sales of our energy management systems and the impact of our fixed manufacturing costs on lower unit volumes of our HIF lighting energy management systems. Gross margins from the sale of our solar PV systems were 31.0% for the fiscal 2013 first half compared to 18.5% for the fiscal 2012 first half and our gross margins from the sale of our HIF energy management systems were 29.0% for the fiscal 2013 first half compared to 35.4% for the fiscal 2012 first half.

General and Administrative. Our general and administrative expenses increased from $2.7 million for the fiscal 2012 second quarter to $4.6 million for the fiscal 2013 second quarter, an increase of $1.9 million, or 70%. The increase in expenses was due to reorganization costs of $1.9 million related to management changes and cost reduction initiatives. Our general and administrative expenses increased from $5.8 million for the first half of fiscal 2012 to $7.9 million for the first half of fiscal 2013, an increase of $2.1 million, or 37%. The increase for the first half was due to reorganization expenses resulting from cost reduction initiatives and increased legal and audit expenses of $0.2 million related to the re-audit of our fiscal 2011 financial statements.

Sales and Marketing. Our sales and marketing expenses increased from $3.7 million for the fiscal 2012 second quarter to $4.6 million for the fiscal 2013 second quarter, an increase of $0.9 million, or 24%. Our sales and marketing expenses increased from $7.5 million for the first half of fiscal 2012 to $8.5 million for the first half of fiscal 2013, an increase of $1.0 million, or 13%. The increase was due to reorganization expenses of $0.4 million and the full year impact of headcount additions from of our prior year investment into the formation and staffing of our telemarketing function, the establishment and staffing of our Houston technology center, headcount additions for retail sales and sales and project management to support the increase in our solar PV backlog. Total sales and marketing headcount was 93 and 115 at September 30, 2011 and 2012, respectively.

Research and Development. Our research and development expenses increased from $0.6 million for the fiscal 2012 second quarter to $0.7 for the fiscal 2013 second quarter, an increase of $0.1 million, or 20%. Our research and development expenses increased from $1.2 million for the first half of fiscal 2012 to $1.4 million for the first half of fiscal 2013, an increase of $0.2 million, or 16%. The increase was due to increased compensation expenses related to the development of new product offerings, including our light emitting diode, or LED, product and energy management controls initiatives.

Interest Expense. Our interest expense decreased from $150,000 for the fiscal 2012 second quarter to $142,000 for the fiscal 2013 second quarter, a decrease of $8,000, or 5%. Our interest expense increased from $237,000 for the first half of fiscal 2012 to $303,000 for the first half of fiscal 2013, an increase of $66,000, or 28%. The increase in our interest expense was due to the full year impact of additional debt funding completed during fiscal 2012 for the purpose of financing our OTA projects.

Interest Income. Interest income increased slightly from $214,000 for the fiscal 2012 second quarter to $218,000 for the fiscal 2013 second quarter, an increase of $4,000 or 2%. Interest income increased from $368,000 for the first half of fiscal 2012 to $443,000 for the first half of fiscal 2013, an increase of $75,000 or 20%. Interest income increased due to an increase in the number and dollar amount of completed OTA contracts and the related interest income under the financing terms.

Income Taxes. Our income tax expense increased from $1.0 million for the fiscal 2012 second quarter to $5.6 million for the fiscal 2013 second quarter, an increase of $4.6 million or 441%. Our income tax expense increased from $0.4 million for the first half of fiscal 2012 to $4.1 million for the first half of fiscal 2013, an increase of $3.6 million or 835%. During the fiscal 2013 second quarter, we recorded a valuation reserve against our deferred tax assets in the amount of $5.6 million due to the amount of our operating loss from operations for the fiscal 2013 first half and uncertainty of the realization value of these assets in the future. Our effective income tax rate for the first half of fiscal 2012 was 43.4%, compared to 53.8% for the half of fiscal 2013.

Energy Management Segment

The following table summarizes our Energy Management segment operating results:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2011	2012	2011	2012
Revenues	$17,503	$16,652	$34,517	$29,252
Operating income (loss)	$1,944	$(453)	$2,601	$(2,211)
Operating margin	11.1%	(2.7)%	7.5%	(7.6)%

Energy Management segment revenue decreased $0.8 million, or 5%, from $17.5 million for the fiscal 2012 second quarter to $16.7 million for the fiscal 2013 second quarter. Energy Management segment revenue decreased $5.3 million, or 15%, from $34.5 million for the first half of fiscal 2012 to $29.3 million for the first half of fiscal 2013. The decrease in revenue for both the fiscal 2013 second quarter and year-to-date was due to reduced sales of our HIF lighting systems to our national account and wholesale customers due to a difficult capital spending environment.

Energy Management segment operating income decreased $2.4 million, or 123%, from operating income of $1.9 million for the fiscal 2012 second quarter to operating loss of $0.5 million for the fiscal 2013 second quarter. Energy Management segment operating income decreased $4.8 million, or 185%, from operating income of $2.6 million for the first half of fiscal 2012 to operating loss of $2.2 million for the first half of fiscal 2013. The decrease in operating income for both the fiscal 2013 second quarter and year-to-date was a result of decreased revenue, the negative gross margin impact of fixed costs in our manufacturing facility on reduced production volumes and the increase in selling expenses for our telemarketing and retail sales headcount additions.

Engineered Systems Segment

The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2011	2012	2011	2012
Revenues	$15,972	$2,756	$17,179	$5,466
Operating income (loss)	$1,590	$(661)	$795	$(1,057)
Operating margin	10.0%	(24.0)%	4.6%	(19.3)%

Engineered Systems segment revenue decreased $13.2 million, or 83%, from $16.0 million for the fiscal 2012 second quarter to $2.8 million for the fiscal 2013 second quarter. Engineered Systems segment revenue decreased $11.7 million, or 68%, from $17.2 million for the first half of fiscal 2012 to $5.5 million for the first half of fiscal 2013. The decrease was due to decreased sales of solar renewable technologies for the fiscal 2013 second quarter and the first half of fiscal 2013. During the same periods of fiscal 2012, we had two large solar PV projects under construction.

Engineered Systems segment operating income decreased $2.3 million, or 142%, from operating income of $1.6 million for the fiscal 2012 second quarter to operating loss of $0.7 million for the fiscal 2013 second quarter. Engineered Systems segment operating income decreased $1.9 million, or 233%, from operating income of $0.8 million for the first half of fiscal 2012 to operating loss of $1.1 million for the first half of fiscal 2013. The increase in operating loss for both the quarter and year-to-date was a result of the decreased revenue volume and resulting contribution margin from sales of solar renewable energy systems.

Liquidity and Capital Resources

Overview

We had approximately $13.2 million in cash and cash equivalents and $1.0 million in short-term investments as of September 30, 2012, compared to $23.0 million and $1.0 million at March 31, 2012. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of December 2012 and a yield of 0.50%. Additionally, as of September 30, 2012, we had $13.3 million of borrowing availability under our revolving credit agreement. Our OTA credit agreement expired September 30, 2012 for new borrowings, but not for amounts previously drawn. We did not borrow on the OTA credit agreement during the first half of fiscal 2013. During the first half of fiscal 2013, we repurchased $4.5 million of our common stock and have a commitment to repurchase $1.5 million of our common stock during our fiscal 2013 third quarter. We do not intend to continue to repurchase our common stock in the near-term. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months, dependent upon our growth opportunities with our cash and finance customers.

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2011 and 2012 (in thousands):

	Six Months Ended September 30,
	2011	2012
Operating activities	$1,384	$(2,327)
Investing activities	(2,133)	(1,774)
Financing activities	4,748	(5,696)

Increase (decrease) in cash and cash equivalents	$3,999	$(9,797)

Cash Flows Related to Operating Activities. Cash used in operating activities for the first half of fiscal 2013 was $2.3 million and consisted of net cash provided by changes in operating assets and liabilities of $2.4 million and a net loss adjusted for non-cash expense items of $4.7 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $0.5 million in total accounts receivable due to customer collections and reduced revenue during the first half, an increase in accounts payable of $0.9 million due to vendor payment terms, an increase in accrued expenses of $2.0 million due to the timing of payments and a $1.2 million increase in deferred revenue due to customer deposit payments received. Cash used from changes in operating assets and liabilities included a $0.2 million increase in inventory for purchases of raw material components and a $2.6 million increase in deferred contract costs for product costs incurred on projects where the performance criteria for revenue recognition has not yet occurred.

Cash provided by operating activities for the first half of fiscal 2012, was $1.4 million and consisted of net cash of $1.3 million used for changes in operating assets and liabilities offset by net income adjusted for non-cash expense items of $2.7 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $3.3 million in total accounts receivable due to customer payments received during the quarter and a $6.7 million decrease in deferred contract costs due to project completions and cost recognition on solar PV systems. Cash used for changes in operating assets and liabilities included a $3.2 million increase in inventory for purchases of solar panel inventory and increases in our work-in-process and lighting fixture inventories for orders that are expected to ship during the fiscal 2012 third quarter, a $2.3 million increase in prepaid and other expenses related to deferred customer billings, a $3.9 million decrease in deferred revenue to project completions and a $2.1 million decrease in accounts payable due to vendor payments.

Cash Flows Related to Investing Activities. For the first half of fiscal 2013, cash used in investing activities was $1.8 million. This included $1.7 million for capital improvements related to our product development, information technology systems, manufacturing improvements and facility investments and $0.1 million for investment in patent activities.

For the first half of fiscal 2012, cash used in investing activities was $2.1 million. This included $2.0 million for capital improvements related to our information technology systems, manufacturing and tooling improvements and facility investments and $0.1 million for investment in patent activities.

Cash Flows Related to Financing Activities. For the first half of fiscal 2013, cash flows used in financing activities were $5.7 million. This included $4.5 million used for common share repurchases and $1.4 million for repayment of long-term debt. Cash flows provided by financing activities included $0.2 million in debt proceeds and $0.1 million received from stock option exercises and for excess tax benefits from stock-based compensation.

For the first half of fiscal 2012, cash flows provided by financing activities were $4.7 million. This included $4.6 million in new debt borrowings to fund OTAs, $0.8 million for excess tax benefits from stock-based compensation and $0.1 million received from stock option and warrant exercises. Cash flows used in financing activities included $0.7 million for repayment of long-term debt and $0.1 million for debt closing costs.

Working Capital

Our net working capital as of September 30, 2012 was $30.3 million, consisting of $58.6 million in current assets and $28.3 million in current liabilities. Our net working capital as of March 31, 2012 was $44.5 million, consisting of $67.2 million in current assets and $22.7 million in current liabilities. Our current accounts receivables increased from fiscal 2012 year-end by $0.3 million and our inventories increased from our fiscal 2012 year-end by $0.3 million due to an increase in lighting raw material inventories. During fiscal 2012, we had increased our inventories of fluorescent lamps due to concerns over shortages of rare earth minerals used in the production of fluorescent lamps. We believe that these supply shortage concerns have stabilized, but we continue to monitor them through conversations with our key vendors. Our accounts payable increased from our fiscal 2012 year end by $0.9 million due to increased inventory purchases and the timing of vendor payment terms.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.

For the second half of fiscal 2013, we intend to focus our efforts to preserve cash by reducing expenses and by implementing conservative inventory purchasing strategies and reducing our overall inventories.

Indebtedness

Revolving Credit Agreement

We have a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2013. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. The Credit Facility contains certain financial covenants, including minimum unencumbered liquidity requirements and requirements that the Company maintain a total liabilities to tangible net worth ratio not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter. The Credit Facility also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock or pledge assets. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of September 30, 2012, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. We had no outstanding borrowings under the Credit Facility as of March 31, 2012 or September 30, 2012. We were not in compliance with all covenants in the credit agreement as of September 30, 2012 and expect to receive a waiver from our bank for the covenant defaults.

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

We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of September 30, 2012.

OTA Credit Agreement

We have a credit agreement with JP Morgan that provides us with $5.0 million immediately available to fund completed customer contracts under our OTA finance program. We had one-year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowing. Through September 2012, we have $2.4 million outstanding against the credit agreement. There were no new borrowings during the first half of fiscal 2013. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 39 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. The credit agreement includes certain financial covenants, including funded debt to EBITDA and debt service coverage ratios. We were not in compliance with all covenants in the credit agreement as of September 30, 2012 and expect to receive a waiver from our bank for the covenant defaults.

Capital Spending

Capital expenditures totaled $1.7 million during the first half of fiscal 2013 due to investments in new product development, information technologies, training and research facility additions, as well as facility investments. We expect to incur approximately $0.6 to $0.8 million in capital expenditures during the remainder of fiscal 2013, excluding capital to support expected OTA growth. Our capital spending plans predominantly consist of further cost improvements in our manufacturing facility, new product development and investment in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual obligations as of September 30, 2012 (dollars in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Bank debt obligations	$8,236	$2,871	$4,225	$706	$434
Cash interest payments on debt	984	388	340	62	194
Operating lease obligations	7,020	1,133	1,883	1,648	2,356
Purchase obligation(2)	1,477	1,477	—	—	—
Purchase order and cap-ex commitments(1)	12,642	10,422	2,220	—	—

Total	$30,359	$16,291	$8,668	$2,416	$2,984

(1)	Reflects non-cancellable purchase order commitments in the amount of $12.6 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.
(2)	Reflects $1.5 million for contractual agreement to repurchase outstanding common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2012 pursuant to Rule 13a-15(b) of the Exchange Act of 1934 (the “Exchange Act”). Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, in August 2012, the Company received a subpoena issued by the staff of the Securities and Exchange Commission ("SEC") requesting certain documents and information generally related to the Company’s financial reporting of its sales of solar photovoltaic systems, among other matters. The Company continues to cooperate with the SEC regarding this non-public, fact-finding inquiry. The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which we filed with the SEC on June 14, 2012. During the six months ended September 30, 2012, there were no material changes to the risk factors that were disclosed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities

The table below summarizes stock repurchases for the three-month period ended September 30, 2012.

			Total Number of
	Total		Shares Purchased as	Approximate Dollar Value
	Number of		Part of Publicly	of Shares that May Yet Be
	Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs(1)	Plans or Programs(1)
July 1 - July 31, 2012	333,402	$2.24	333,402	$3,551,000
August 1 - August 31, 2012	572,450	$2.23	572,450	$2,277,000
September 1 - September 30, 2012	19,000	$1.81	19,000	$2,242,000

	924,852		924,852

(1)	On April 27, 2012, we announced that our board of directors had authorized the repurchase, in the aggregate, of a maximum of $7.5 million of our outstanding common stock. We have a commitment to repurchase $1.5 million of our common stock during our fiscal 2013 third quarter. Following the $1.5 million repurchase, we do not intend to continue to repurchase our common stock in the near-term.

ITEM 5. OTHER INFORMATION

Statistical Data

The following table presents certain statistical data, cumulative from December 1, 2001 through September 30, 2012, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From
December 1, 2001
Through September 30, 2012
(in thousands, unaudited)
HIF lighting systems sold (1)	2,391
Total units sold (including HIF lighting systems)	3,284
Customer kilowatt demand reduction (2)	758
Customer kilowatt hours saved (2)(3)	23,389,645
Customer electricity costs saved (4)	$1,799,874
Indirect carbon dioxide emission reductions from customers’ energy savings (tons) (5)	15,367
Square footage retrofitted (6)	1,241,271

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”
(2)	A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 3.3 million units).
(3)	We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.
(4)	We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2011, which is the most current full year for which this information is available, was $0.1002 per kilowatt hour according to the United States Energy Information Administration.
(5)	We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table.
(6)	Based on 3.3 million total units sold, which contain a total of approximately 16.5 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Executive Employment and Severance Agreements

Effective November 9, 2012, Orion Energy Systems, Inc. (the “Company”) entered into an Executive Employment and Severance Agreement (the “Employment Agreement”) with Scott R. Jensen, the Company’s Chief Financial Officer, Chief Accounting Officer and Treasurer.

The Employment Agreement is for an initial term through September 30, 2013, after which the Employment Agreement will be renewed for successive one-year periods unless the Company provides notice of non-renewal prior to the end of the applicable term. The Employment Agreement provides for an annual base salary of $255,000 and for participation by Mr. Jensen in the Company’s annual and/or long-term bonus plans as well as the Company’s employee benefit plans made available to other senior executives.

         The Employment Agreement also provides that Mr. Jensen is entitled to certain severance payments and other benefits upon a qualifying employment termination, including certain enhanced protections under such circumstances occurring after a “Change of Control” (as defined in the Employment Agreement) of the Company. If Mr. Jensen’s employment is terminated without “Cause” (as defined in the Employment Agreement) or for “Good Reason” (as defined in the Employment Agreement) prior to the end of the employment period, Mr. Jensen will be entitled to a severance benefit payable over an 18-month period equal to the sum of his base salary plus the average of the prior three years’ bonuses and COBRA premiums at the active employee rate for the duration of the executive’s COBRA continuation coverage period. If Mr. Jensen is terminated without “Cause” or for “Good Reason” following a “Change of Control” prior to the end of the employment period, Mr. Jensen will be entitled to a severance benefit payable over an 18-month period equal to two times the sum of his base salary plus the average of the prior three years’ bonuses and COBRA premiums at the active employee rate for the duration of the executive’s COBRA continuation coverage period. To receive these benefits, Mr. Jensen must execute and deliver to the Company (and not revoke) a general release of claims. The Employment Agreement also requires Mr. Jensen not to, during the term of the employment and for following the termination of employment, (i) disclose any confidential information of the Company, (ii) compete with the Company (for a term of 18 months following termination of employment) or (iii) solicit the employees or other persons with business relationships with the Company (for a term of 18 months following termination of employment).

Also effective November 9, 2012, the Company entered into a letter agreement (the “Letter Agreement”) with Michael J. Potts, the Company’s President and Chief Operating Officer, amending the Executive Employment and Severance Agreement, dated February 21, 2008, between the Company and Mr. Potts. The Letter Agreement increased the base salary of Mr. Potts from $275,000 to $280,000, waived any prior or existing “Good Reason” termination right that Mr. Potts may have had under the Executive Employment and Severance Agreement and amended and restated the definition of “Good Reason” in the Executive Employment and Severance Agreement. Except as expressly modified by the Letter Agreement, the Executive Employment and Severance Agreement will continue in effect in accordance with its terms.

A copy of the Employment Agreement and Letter Agreement are attached hereto as Exhibits 10.13 and 10.14, respectively, and are incorporated by reference herein.

Second Half of Fiscal 2013 Incentive Cash Bonus Program

Effective November 9, 2012, the Company’s Compensation Committee approved a new incentive cash bonus program for the second half of fiscal 2013 in replacement of the existing fiscal 2013 incentive bonus program. The new incentive cash bonus program provides a cash bonus opportunity to named executive officers and other key employees based on the Company’s relative achievement, in the second half of fiscal 2013, of target operating income (before bonuses and other extraordinary or unusual items) and target cost containment initiatives.

Under the new program, 50% of the target bonus payments will be based on the Company’s relative achievement of its cost containment target of $1.48 million for the second half of fiscal 2013. For every $1.00 of cost containment achieved, a bonus pool of $0.167 will be earned, up to a maximum total bonus pool of $247,000 for all employees. The other 50% of the target bonus payments will be based on the Company achieving operating income (before bonuses and other extraordinary or unusual items) of $500,000 for the second half of fiscal 2013. For every $1.00 of operating profit achieved, a bonus pool of $0.50 will be earned, up to a maximum total bonus pool of $247,000 for all employees. The Compensation Committee established a target maximum bonus for each of the Company’s named executive officers as follows:

Name	Target Maximum Bonus	Cost Containment (50%)	Operating Income (50%)
John Scribante Chief Executive Officer	$230,000	$115,000	$115,000

Mike Potts President and Chief Operating Officer	70,000	35,000	35,000

Scott Jensen Chief Financial Officer, Chief Accounting Officer and Treasurer	44,625	22,313	22,313

Other Key Performers (as determined by Chief Executive Officer)	150,000	75,000	75,000

TOTAL	$494,625	$247,313	$247,313

The financial targets described above are not a prediction of how the Company will perform during fiscal year 2013. The purpose of the targets is to provide appropriate financial metrics to determine amounts of compensation under the Company’s incentive compensation program. The targets are not intended to serve, and should not be relied upon, as guidance or any other indication of the Company’s expected future performance.

ITEM 6. EXHIBITS

(a) Exhibits

10.13	Executive Employment and Severance Agreement, effective November 9, 2012 between the Company and Scott R. Jensen.

10.14	Letter Agreement effective November 9, 2012, between the Company and Michael J. Potts.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	Taxonomy extension schema document

101.CAL	Taxonomy extension calculation linkbase document

101.LAB	Taxonomy extension label linkbase document

101.PRE	Taxonomy extension presentation linkbase document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2012.

ORION ENERGY SYSTEMS, INC.
Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended September 30, 2012

10.13	Executive Employment and Severance Agreement, effective November 9, 2012 between the Company and Scott R. Jensen.

10.14	Letter Agreement effective November 9, 2012 between the Company and Michael J. Potts

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	Taxonomy extension schema document

101.CAL	Taxonomy extension calculation linkbase document

101.LAB	Taxonomy extension label linkbase document

101.PRE	Taxonomy extension presentation linkbase document