Form 10-Q
period 2012-12-31
ORION ENERGY SYSTEMS, INC.
filed 2013-02-08
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33887
______________________________
Orion Energy Systems, Inc.
(Exact name of Registrant as specified in its charter)
______________________________

Wisconsin	39-1847269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

2210 Woodland Drive, Manitowoc, Wisconsin	54220
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (920) 892-9340
_______________________________
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

There were 20,150,642 shares of the Registrant’s common stock outstanding on February 6, 2013.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended December 31, 2012

		Page(s)
PART I FINANCIAL INFORMATION		3
ITEM 1.	Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2012		3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2011 and 2012		4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2012		5
Notes to the Condensed Consolidated Financial Statements		6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33
ITEM 4.	Controls and Procedures	33
PART II OTHER INFORMATION		34
ITEM 1.	Legal Proceedings	34
ITEM 1A.	Risk Factors	34
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 5.	Other Information	35
ITEM 6.	Exhibits	37
SIGNATURES		38
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2012
Assets
Cash and cash equivalents	$23,011	$13,074
Short-term investments	1,016	1,020
Accounts receivable, net of allowances of $947 and $858	19,167	20,233
Inventories, net	18,132	17,766
Deferred contract costs	2,193	1,727
Deferred tax assets	1,549	—
Prepaid expenses and other current assets	2,174	3,363
Total current assets	67,242	57,183
Property and equipment, net	30,225	28,747
Long-term inventory	12,328	11,871
Patents and licenses, net	1,689	1,686
Deferred tax assets	2,609	213
Long-term accounts receivable	7,555	6,107
Other long-term assets	4,002	3,562
Total assets	$125,650	$109,369
Liabilities and Shareholders’ Equity
Accounts payable	$14,300	$13,359
Accrued expenses and other	3,018	6,760
Deferred revenue, current	2,614	1,462
Current maturities of long-term debt	2,791	2,737
Total current liabilities	22,723	24,318
Long-term debt, less current maturities	6,704	4,720
Deferred revenue, long-term	3,048	3,070
Other long-term liabilities	406	401
Total liabilities	32,881	32,509
Commitments and contingencies (See Note F)
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2012 and December 31, 2012; shares issued: 30,445,479 and 30,488,198 at March 31, 2012 and December 31, 2012; shares outstanding: 22,785,258 and 20,150,642 at March 31, 2012 and December 31, 2012	—	—
Additional paid-in capital	126,753	127,778
Treasury stock: 7,660,221 and 10,337,556 common shares at March 31, 2012 and December 31, 2012	(32,470)	(38,381)
Shareholder notes receivable	(221)	(296)
Retained deficit	(1,293)	(12,241)
Total shareholders’ equity	92,769	76,860
Total liabilities and shareholders’ equity	$125,650	$109,369
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended December 31, 2012		Nine Months Ended December 31,
	2011	2012	2011	2012
Product revenue	$24,274	$22,660	$71,746	$53,171
Service revenue	3,132	6,427	7,356	10,634
Total revenue	27,406	29,087	79,102	63,805
Cost of product revenue	17,445	15,708	50,484	37,172
Cost of service revenue	2,447	4,798	5,716	7,874
Total cost of revenue	19,892	20,506	56,200	45,046
Gross profit	7,514	8,581	22,902	18,759
Operating expenses:
General and administrative	2,841	2,848	8,641	10,788
Sales and marketing	4,053	4,730	11,557	13,243
Research and development	556	427	1,771	1,834
Total operating expenses	7,450	8,005	21,969	25,865
Income (loss) from operations	64	576	933	(7,106)
Other income (expense):
Interest expense	(160)	(138)	(397)	(441)
Dividend and interest income	226	213	594	656
Total other income	66	75	197	215
Income (loss) before income tax	130	651	1,130	(6,891)
Income tax expense	56	—	490	4,057
Net income (loss)	$74	$651	$640	$(10,948)
Basic net income (loss) per share attributable to common shareholders	$0.00	$0.03	$0.03	$(0.51)
Weighted-average common shares outstanding	22,996,050	20,191,547	22,969,169	21,271,465
Diluted net income (loss) per share attributable to common shareholders	$0.00	$0.03	$0.03	$(0.51)
Weighted-average common shares and share equivalents outstanding	23,254,830	20,245,194	23,388,651	21,271,465
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2011	2012
Operating activities
Net income (loss)	$640	$(10,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,029	3,414
Stock-based compensation expense	966	914
Deferred income tax (benefit) expense	(312)	3,945
(Gain) loss on sale of property and equipment	(15)	38
Provision for bad debts	409	712
Other	61	44
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	1,238	(330)
Inventories, current and long-term	(3,596)	823
Deferred contract costs	6,903	466
Prepaid expenses and other assets	(1,089)	(805)
Accounts payable	3,005	(941)
Accrued expenses	1,328	3,737
Deferred revenue	(6,081)	(1,130)
Net cash provided by (used in) operating activities	6,486	(61)
Investing activities
Purchase of property and equipment	(3,398)	(1,848)
Purchase or property and equipment leased to customers under PPAs	(3)	—
Purchase of short-term investments	(4)	(4)
Additions to patents and licenses	(184)	(97)
Proceeds from sales of property, plant and equipment	5	30
Net cash used in investing activities	(3,584)	(1,919)
Financing activities
Payment of long-term debt	(1,260)	(2,194)
Proceeds from long-term debt	4,583	156
Proceeds from repayment of shareholder notes	47	7
Repurchase of common stock into treasury	(279)	(6,007)
Excess tax benefits from stock-based compensation	682	21
Deferred financing costs	(124)	—
Proceeds from issuance of common stock	122	60
Net cash provided by (used in) financing activities	3,771	(7,957)
Net increase (decrease) in cash and cash equivalents	6,673	(9,937)
Cash and cash equivalents at beginning of period	11,560	23,011
Cash and cash equivalents at end of period	$18,233	$13,074
Supplemental cash flow information:
Cash paid for interest	$347	$408
Cash paid for income taxes	$96	$98
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$71	$82
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

See Note I “Segment Reporting” of these financial statements for further discussion of the Company's reportable segments.

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
The condensed consolidated balance sheet at March 31, 2012 has been derived from the audited and adjusted consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
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

Short-Term Investments
The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2012 and December 31, 2012 were as follows (in thousands):

March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	$486	$—	$—	$486	$486	$—
Bank certificate of deposit	1,016	—	—	1,016	—	1,016
Total	$1,502	$—	$—	$1,502	$486	$1,016

December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	$487	$—	$—	$487	$487	$—
Bank certificate of deposit	1,020	—	—	1,020	—	1,020
Total	$1,507	$—	$—	$1,507	$487	$1,020
As of March 31, 2012 and December 31, 2012, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).
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

Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:

Aging Analysis as of December 31, 2012 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$2,987	$170	$85	$255	$3,242
Lease balances included in consolidated accounts receivable—long-term	4,529	—	—	—	4,529
Total gross sales-type leases	7,516	170	85	255	7,771
Allowance	—	(13)	(54)	(67)	(67)
Total net sales-type leases	$7,516	$157	$31	$188	$7,704
Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company incurred $59,000 and $0 of write-offs or credit losses against its OTA sales-type lease receivable balances in fiscal 2012 and for the nine months ended December 31, 2012, respectively.
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2012 and December 31, 2012, the Company had inventory obsolescence reserves of $1.5 million and $2.0 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following (in thousands):

	March 31, 2012	December 31, 2012
Raw materials and components	$10,466	$10,485
Work in process	969	786
Finished goods	6,697	6,495
	$18,132	$17,766
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $2.2 million and $1.7 million as of March 31, 2012 and December 31, 2012, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables.

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31, 2012	December 31, 2012
Land and land improvements	$1,545	$1,562
Buildings	14,717	15,863
Furniture, fixtures and office equipment	11,000	12,051
Leasehold improvements	54	58
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	9,990	10,373
Construction in progress	1,080	169
	43,383	45,073
Less: accumulated depreciation and amortization	(13,158)	(16,326)
Net property and equipment	$30,225	$28,747
Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	3-39 years
Leasehold improvements	Shorter of asset life or life of lease
Furniture, fixtures and office equipment	2-10 years
Plant equipment	3-10 years
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
Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of December 31, 2012, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2013	$616
Fiscal 2014	1,011
Fiscal 2015	955
Fiscal 2016	309
Fiscal 2017	9
Total gross long-term receivable	2,900
Less: amount representing interest	(342)
Net long-term receivable	$2,558
Long-Term Inventories
The Company records long-term inventory for the non-current portion of its wireless controls finished goods inventory. All inventories are stated at the lower of cost or market value, with cost determined using the FIFO method.
Other Long-Term Assets

Other long-term assets include long-term security deposits, prepaid licensing costs, a note receivable, deferred costs for a long-term contract, and deferred financing costs. Other long-term assets include $87,000 and $65,000 of deferred financing costs as of March 31, 2012 and December 31, 2012. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (5 to 10 years).
Accrued Expenses
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, sales tax payable and other various unpaid expenses. Accrued expenses include $31,000 and $1.3 million of accrued reorganization costs and contractual commitments as of March 31, 2012 and December 31, 2012.
The Company generally offers a limited warranty of one year on its own manufactured products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Beginning of period	$65	$87	$59	$84
Provision to product cost of revenue	30	82	89	223
Charges	(24)	(28)	(77)	(166)
End of period	$71	$141	$71	$141
Revenue Recognition
The Company offers a financing program, called an OTA, for a customer’s lease of the Company’s energy management systems. The OTA is structured as a sales-type lease and upon successful installation of the system and customer acknowledgment that the system is operating as specified, revenue is recognized at the Company’s net investment in the lease, which typically is the net present value of the future cash flows.
The Company offers a financing program, called a power purchase agreement, or PPA, for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgment that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, which is typically in excess of 10 years.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the nine months ended December 31, 2012, the Company recorded a valuation allowance of $4.1 million against its deferred tax assets.
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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the nine months ended December 31, 2011 and 2012, realized tax benefits from the exercise of stock options were $0.7 million and $21,000, respectively.
Stock Option Plans
The fair value of each option grant for the three and nine months ended December 31, 2011 and 2012 was determined using the assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Weighted average expected term	6.0 years	4.4 years	3.6 years	5.4 years
Risk-free interest rate	1.1%	0.6%	1.0%	0.8%
Expected volatility	70.0%	72.7%	70.0%	74.0%
Expected forfeiture rate	11.4%	15.1%	11.4%	15.1%
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Diluted net income (loss) per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net income (loss) per common share, the Company uses the “treasury stock” method for outstanding options, warrants and restricted shares. Diluted net loss per common share is the same as basic net loss per common share for the nine months ended December 31, 2012, because the effects of potentially dilutive securities are anti-dilutive. The effect of net income (loss) per common share is calculated based upon the following shares (in thousands except share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Numerator:
Net income (loss) (in thousands)	$74	$651	$640	$(10,948)
Denominator:
Weighted-average common shares outstanding	22,996,050	20,191,547	22,969,169	21,271,465
Weighted-average effect of assumed conversion of stock options and warrants	258,780	53,647	419,482	—
Weighted-average common shares and common share equivalents outstanding	23,254,830	20,245,194	23,388,651	21,271,465
Net income (loss) per common share:
Basic	$0.00	$0.03	$0.03	$(0.51)
Diluted	$0.00	$0.03	$0.03	$(0.51)
The following table indicates the number of potentially dilutive securities as of the end of each period:

	December 31, 2011	December 31, 2012
Common stock options	4,083,078	3,280,818
Restricted shares	—	105,000
Common stock warrants	38,980	38,980
Total	4,122,058	3,424,798
Concentration of Credit Risk and Other Risks and Uncertainties
The Company previously depended on one supplier for a number of components necessary for its products, including ballasts and lamps. Purchases from this supplier accounted for 22% and 15% of total cost of revenue for the three and nine months ended December 31, 2011, respectively. Currently, the Company has been able to obtain these components from multiple suppliers. For the three and nine months ended December 31, 2012, no supplier accounted for more than 10% of total cost of revenue.
The Company previously purchased a majority of its solar panels from one supplier for its sales of solar photovoltaic systems through its Orion Engineered Systems Division. Purchases from this supplier accounted for 0% and 16% of total cost of revenue for the three and nine months ended December 31, 2011, respectively. Currently, the Company has been able to obtain panels from multiple suppliers. For the three and nine months ended December 31, 2012, no panel supplier accounted for more than 10% of total cost of revenue.

For the three months ended December 31, 2011, no customers accounted for more than 10% of revenue. For the nine months ended December 31, 2011, two customers accounted for 11% of revenue, respectively. For the three months ended December 31, 2012, two customers accounted for 16% and 15% of revenue, respectively. For the nine months ended December 31, 2012, one customer accounted for 10% of revenue.
As of March 31, 2012, one customer accounted for 11% of accounts receivable. As of December 31, 2012, no customer accounted for more than 10% of accounts receivable.
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-4 Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-4”). ASU 2011-4 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-4, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-4 did not have a significant impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-5, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,  (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-5 and did not change the effective date for ASU 2011-5. For public entities, the amendments in ASU 2011-5 and ASU2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company has no components of comprehensive income; therefore, the adoption of ASU 2011-5 and ASU 2011-12 did not have a significant impact on the Company’s consolidated statements.
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
In July 2012, the Financial Accounting Standards Board (FASB) issued ASU No. 2012-02, "Intangibles-Goodwill and Other". The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. Determining that it is more likely than not that an indefinite-lived intangible asset is impaired will require quantitative impairment testing, otherwise, no further action will be required. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact of ASU 2012-02.
In October 2012, the FASB issued ASU No. 2012-04, "Technical Corrections and Improvements", which amends a wide variety of Topics in the FASB Accounting Standards Codification ("Codification" or "ASC"). The amendments in ASU No. 2012-04 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Additionally, the amendments make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. Amendments in ASU 2012-04 that do not provide transition guidance were effective upon issuance for public entities. Amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a significant impact on the Company’s consolidated financial statements.

NOTE C — RELATED PARTY TRANSACTIONS
During the nine months ended December 31, 2011 and 2012, the Company purchased goods and services from an entity in the amounts of $35,000 and $0, respectively, for which a director of the Company serves as a member of the board of directors. The terms and conditions of such relationship are believed to be not materially more favorable to the Company or the entity than could be obtained from an independent third party.
NOTE D — DEBT
Long-term debt as of March 31, 2012 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2012	December 31, 2012
Term note	$532	$332
Customer equipment finance notes payable	6,568	4,943
First mortgage note payable	776	715
Debenture payable	765	732
Other long-term debt	854	735
Total long-term debt	9,495	7,457
Less current maturities	(2,791)	(2,737)
Long-term debt, less current maturities	$6,704	$4,720
Revolving Credit Agreement
The Company has a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2013. Borrowings under the Credit Facility are limited to$15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. Such commitment includes a $2.0 million sublimit for the issuance of letters of credit. As of December 31, 2012, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. There were no loans outstanding under the Credit Agreement as of March 31, 2012 or December 31, 2012. In February 2013, the Company completed an amendment to the Credit Agreement making certain changes to the financial covenants, which are described below.
The Credit Agreement, as amended, requires the Company to maintain (i) a ratio of total liabilities to tangible net worth not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter, (ii) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (iii) EBITDA of at least $1.0 million during each fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company was in compliance with all covenants in the Credit Agreement, as amended, as of December 31, 2012.
The Credit Agreement is secured by a first priority security interest in the Company’s accounts receivable, inventory and general intangibles, and a second priority security interest in the Company’s equipment and fixtures. All OTAs, PPAs, leases, supply agreements and/or similar agreements relating to solar PV and wind turbine systems or facilities, as well as all accounts receivable and assets of the Company related to the foregoing, are excluded from these liens, except to the extent the Company elects to finance any such assets with JP Morgan.
Borrowings under the Credit Agreement bear interest based on LIBOR plus an applicable margin (the Applicable Margin), which ranges from 2.0% to 3.0% per annum based on the Company's debt service coverage ratio from time to time. The Company must pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on the Company's debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of December 31, 2012.
OTA Credit Agreement

The Company has a credit agreement with JP Morgan that provided up to $5.0 million that was immediately available to fund completed customer contracts under its OTA finance program. The Company had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowings. As of December 31, 2012, the Company had $2.2 million outstanding under the credit agreement. There were no new borrowings during fiscal 2013. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 39 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. In February 2013, the Company completed an amendment to the credit agreement making certain changes to the financial covenants requiring the Company to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (ii) EBITDA of at least $1.0 million during each fiscal quarter. The Company was in compliance with all covenants, as amended, in the credit agreement as of December 31, 2012.

NOTE E — INCOME TAXES
The income tax provision for the nine months ended December 31, 2012 was determined by applying an estimated annual effective tax rate of (58.9)% to income (loss) before taxes. For the nine months ended December 31, 2012, the Company has recorded a valuation allowance of $4.1 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. ASC 740, Income Taxes, requires that a deferred tax asset be reduced by a valuation allowance if there is less than a 50% chance that it will be realized. The determination of the realization of deferred tax assets requires considerable judgment. ASC 740 prescribes the consideration of both positive and negative evidence in evaluating the need for a valuation allowance. Negative evidence for the Company includes a cumulative three year operating loss and limited visibility into future earnings. While the Company has positive evidence with a strong backlog of orders, the Company has determined that the current negative evidence outweighs the current positive evidence and has concluded that the conservative approach is to record a valuation allowance. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income (loss) adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Nine Months Ended December 31,
	2011	2012
Statutory federal tax rate	34.0%	34.0%
State taxes, net	9.2%	2.5%
Federal tax credit	(11.6)%	2.2%
State tax credit	(5.9)%	(0.4)%
Change in valuation reserve	5.9%	(98.4)%
Permanent items	6.6%	(1.1)%
Prior year permanent differences	3.4%	2.4%
Other, net	1.8%	(0.1)%
Effective income tax rate	43.4%	(58.9)%
The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $1.0 million were recorded in fiscal 2012 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $21,000 were recorded for the nine months ended December 31, 2012.
As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $11.5 million, of which $3.2 million are associated with the exercise of NQSOs that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $6.7 million, of which $2.1 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.3 million and state tax credits of $0.5 million. For the nine months ended December 31, 2012, the Company has recorded a valuation allowance of $4.1 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

Uncertain Tax Positions
As of December 31, 2012, the balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2013 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the nine months ended December 31, 2011 and 2012, the Company had the following unrecognized tax benefit activity (in thousands):

	Nine Months Ended December 31,
	2011	2012
Unrecognized tax benefits as of beginning of period	$399	$401
Additions based on tax positions related to the current period positions	1	—
Unrecognized tax benefits as of end of period	$400	$401
NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases. Rent expense under operating leases was $0.5 million and $0.4 million for the three months ended December 31, 2011 and 2012, respectively; and $1.6 million and $1.3 million for the nine months ended December 31, 2011 and 2012, respectively. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of December 31, 2012, the Company had entered into $8.7 million of purchase commitments related to fiscal 2013, including $1.1 million for operating lease commitments, $0.2 million for capital commitments and $7.4 million for inventory purchase commitments.
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

Employee Stock Purchase Plan
In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. The Company had the following shares issued from treasury as of March 31, 2012 and for the nine months ended December 31, 2012:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Cumulative through March 31, 2012	102,810	$2.38-4.04	86,148	$279,350	$58,876
Quarter Ended June 30, 2012	9,232	$2.20	7,955	17,500	1,600
Quarter Ended September 30, 2012	27,467	$1.98	25,606	50,700	4,060
Quarter Ended December 31, 2012	9,846	1.66	8,434	$14,000	$1,075
Total as of December 31, 2012	149,355	$1.66 - 4.04	128,143	$361,550	$65,611
Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
Share Repurchase Program
In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. In April 2012, the Company’s Board approved another increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company’s outstanding common stock. As of December 31, 2012, the Company had repurchased a total of 3.0 million shares of common stock at a total cost of $6.7 million under the program.
NOTE H — STOCK OPTIONS, RESTRICTED SHARES AND WARRANTS
The Company grants stock options under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 13,500,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between 1 month and 5 years although longer and shorter vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are generally contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both ISOs and NQSOs, although in July 2008, the Company adopted a policy of thereafter only granting NQSOs. Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.
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

For the three and nine months ended December 31, 2012, the Company issued 6,173 and 19,720 shares under the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $1.62 per share to $2.03 per share, the closing market price as of the issuance dates. Additionally, during the three and nine months ended December 31, 2012, the Company issued 0 and 3,000 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.03 per share, the closing market price as of the issuance date.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Cost of product revenue	$37	$21	$114	$78
General and administrative	144	43	440	462
Sales and marketing	119	78	391	357
Research and development	9	3	21	18
Total	$309	$145	$966	$915
As of December 31, 2012, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $2.8 million over a remaining weighted average expected term of 6.8 years.
The following table summarizes information with respect to the Plans:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2012	1,406,090	3,697,633	$3.76	6.64
Granted stock options	(927,876)	927,876	1.98
Granted shares	(22,720)	—	—
Restricted shares	(163,750)	—	—
Forfeited restricted shares	58,750	—	—
Forfeited stock options	1,324,691	(1,324,691)	3.28
Exercised	—	(20,000)	2.25
Balance at December 31, 2012	1,675,185	3,280,818	$3.46	6.76	$17,340
Exercisable at December 31, 2012		1,475,356	$4.09	4.90	$12,380
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $1.66 as of December 31, 2012.
A summary of the status of the Company’s outstanding non-vested stock options as of December 31, 2012 was as follows:

Non-vested at March 31, 2012	1,810,249
Granted	927,876
Vested	(515,004)
Forfeited	(417,659)
Non-vested at December 31, 2012	1,805,462

During the first nine months of fiscal 2013, the Company granted restricted shares to key employees as follows (which are included in the above stock plan activity tables):

Shares issued	163,750
Per share price on grant date	$1.80-2.00
Compensation expense	$32,000

As of December 31, 2012, the amount of deferred stock-based compensation related to grants of restricted shares, to be recognized over a remaining period of 4.5 years, was approximately $0.2 million.
The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2012 or during the nine months ended December 31, 2012.
A summary of outstanding warrants at December 31, 2012 follows:

	Number of Shares	Exercise Price	Expiration
Balance at March 31, 2012	38,980	$2.25	Fiscal 2015
Balance at December 31, 2012	38,980	$2.25	Fiscal 2015
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
Corporate and Other
Corporate and Other is comprised of operating expenses not directly allocated to the Company’s segments and adjustments to reconcile to consolidated results, which primarily include intercompany eliminations.

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2011	2012	2011	2012
(dollars in thousands)
Segments:
Energy Management	$20,544	$19,511	$1,459	$1,088
Engineered Systems	6,862	9,576	(132)	1,059
Corporate and Other	—	—	(1,263)	(1,571)
	$27,406	$29,087	$64	$576

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2012	2011	2012
(dollars in thousands)
Segments:
Energy Management	$55,061	$48,763	$4,060	$(1,123)
Engineered Systems	24,041	15,042	663	2
Corporate and Other	—	—	(3,790)	(5,985)
	$79,102	$63,805	$933	$(7,106)

	Total Assets		Deferred Revenue
	March 31, 2012	December 31, 2012	March 31, 2012	December 31, 2012
(dollars in thousands)
Segments:
Energy Management	$61,873	$62,957	$734	$522
Engineered Systems	13,424	12,704	4,928	4,010
Corporate and Other	50,353	33,708	—	—
	$125,650	$109,369	$5,662	$4,532
The Company’s revenue and long-lived assets outside the United States are insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.
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

Recent Management Change and Strategic Refocus
In September 2012, our Board of Directors elected John H. Scribante as our new Chief Executive Officer. Prior to his appointment, Mr. Scribante was the President of our Orion Engineered Systems division and had also served in executive sales management positions. As a result of this management change, we have refocused our strategic initiatives to include: (i) enhancing and refocusing our sales organization with an emphasis on expanding our direct sales efforts; (ii) streamlining our product development initiatives with a focus on activities that will deliver the greatest return on our investment and disciplined product control releases versus a process of continuous development; and (iii) cost reduction initiatives to deliver profitability.
During the fiscal 2013 first nine months, we recorded operating expenses related to reorganization costs and contractual commitments of $1.9 million, which included $1.7 million to general and administrative expenses and $0.2 million to sales and marketing expenses. Additionally, we recorded a $4.1 million non-cash income tax expense to establish a valuation allowance against our deferred tax assets.
As part of our cost reduction initiatives, we recently identified additional cost containment initiatives which we believe will result in annualized cost reductions of over $5.0 million. During the fiscal 2013 third quarter, we implemented all of these cost reduction initiatives, including a reduction in headcount of approximately 8%, the termination of consulting agreements, material and component cost savings in our HIF lighting products, and discretionary spending reductions. We have also identified an additional $2.0 million of annualized cost containment initiatives which we are working towards implementing in the future. These new initiatives will require some time to implement due to contractual obligations, engineering review, production planning and other analysis related to ensuring minimal business interruption and risk.
As noted above, we are actively expanding our direct sales force. As of the date of this quarterly report on Form 10-Q, we have increased our in-market sales force and expect to continue to increase our sales headcount during our fiscal 2014 year. We expect that these additional costs will increase our overall sales and marketing expense in fiscal 2014 by approximately $1.7 million and that the net benefit of these additions and our implemented cost containment initiatives will result in reduced annual expenses of approximately $3.3 million.

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
We have more recently increased our product development activities surrounding light emitting diode, or LED, lighting and energy management systems. We believe that we have taken a responsible approach to this emerging technology. Based upon recent improvements, including drastic reduction of chip prices, availability of name-brand drivers and the integration with our InteLite controls offerings, we believe that LED will become a larger part of our overall interior and exterior lighting strategy in the future. We believe that our new LED product offerings also present new opportunities in the hospitality, health care, education, office and general retail markets, in addition to strengthening our position as an energy management leader in the commercial, industrial and food service markets.
We have sold and installed more than 2,454,000 of our HIF lighting systems in over 8,804 facilities from December 1, 2001 through December 31, 2012. We have sold our products to 148 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2012 included Coca-Cola Enterprises, Inc., International Paper Company, U.S. Foodservice, SYSCO Corp., and United Stationers, Inc.
Our fiscal year ends on March 31. We call our prior fiscal year which ended on March 31, 2012, “fiscal 2012”. We call our current fiscal year, which will end on March 31, 2013, “fiscal 2013.” Our fiscal first quarter ended on June 30, our fiscal second quarter ended on September 30, our fiscal third quarter ended on December 31 and our fiscal fourth quarter ends on March 31.
Due to a difficult economic environment, especially as it has impacted capital equipment manufacturers, our results for the first nine months of fiscal 2013 continued to be adversely affected by lengthened customer sales cycles and sluggish customer capital spending. To address these difficult economic conditions, we implemented several cost reduction initiatives. During fiscal 2012, in recognition of an improving economy compared to the previous year, we focused our efforts on activities to increase revenue. These investments included the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and hiring of personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems Division. Despite these recent investments into revenue generating activities, we have continued to experience a difficult capital spending environment during the first nine months of fiscal 2013. Accordingly, we implemented additional cost containment initiatives, which were previously mentioned, during our fiscal 2013 third quarter.
In response to the constraints on our customers’ capital spending budgets, we have been promoting the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. Additionally, we completed a $5.0 million OTA line of credit, of which we borrowed $3.2 million, for the purpose of funding OTA projects upon project completion and customer acceptance, for which we chose to hold the contracts internally. The OTA line of credit expired in September 2012 for new financing, but not for drawn amounts. We now have secured multiple funding sources for our OTA projects. In the future, we expect to use our external sources of funding for OTA projects that are available to us and reduce the number of projects funded internally or funded through bank debt. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar Power Purchase Agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and have been able to secure several external sources of funding for PPA’s on behalf of our customers.
Despite these recent economic challenges, we remain optimistic about our long-term financial performance. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, including our new LED product offerings, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems Division, our refocused management efforts which has resulted in our cost reduction initiatives, and the opportunity to increase gross margins through the leverage of our under-utilized manufacturing capacity.
Our annual report on Form 10-K for the fiscal year ended March 31, 2012 provides additional information about our business and operations.
Revenue and Expense Components

Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our service revenues are recognized when services are complete and customer acceptance has been received. Our wholesale channels, which includes our value-added resellers and electrical contractors, accounted for approximately 64% of our total revenue in fiscal 2012, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division. During the first nine months of fiscal 2013, wholesale revenues accounted for approximately 56% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 64% for the first nine months of fiscal 2012. In fiscal 2012, we focused our expansion efforts on our direct retail sales channel through the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems Division. In the future, we intend to continue to selectively build out our retail sales force, focusing on geographic markets where we do not have a strong wholesale presence and the market contains a larger number of commercial and industrial facilities.
Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. The OTA program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. Our OTA contracts are capital leases under GAAP and we record revenue at the present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customer’s acknowledgment that the system is operating as specified. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to third party finance companies in exchange for cash and future payments.
In fiscal 2012, we recognized $10.2 million of revenue from 139 completed OTA contracts. For the three months ended December 31, 2012, we recognized $1.5 million of revenue from 35 completed contracts compared to $2.5 million from 29 completed contracts during the three months ended December 31, 2011. For the nine months ended December 31, 2012, we recognized $4.8 million of revenue from 87 completed contracts compared to $9.1 million from 111 completed contracts for the nine months ended December 31, 2011.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2012, we recognized $0.6 million of revenue from completed PPAs. In the first nine months of fiscal 2013, we recognized $0.5 million of revenue from completed PPAs. As of December 31, 2012, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $2.6 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of December 31, 2012 (in thousands):

Fiscal 2013	$99
Fiscal 2014	465
Fiscal 2015	277
Fiscal 2016	277
Fiscal 2017	276
Beyond	1,217
Total expected future discounted revenue from PPA's	$2,611

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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our solar PV projects. Our top 10 customers accounted for approximately 45% and 37% of our total revenue for the first nine months of fiscal 2012 and fiscal 2013, respectively. Two customers accounted for 11% of our total revenue in the first nine months of fiscal 2012, respectively. One customer accounted for 10% of our total revenue in the first nine months of fiscal 2013. To the extent that large solar PV projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
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
Backlog. We define backlog as the total contractual value of all firm orders received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of December 31, 2012, we had a backlog of firm purchase orders of approximately $38.3 million, which included $34.7 million of solar PV orders, compared to $46.7 million as of September 30, 2012, which included $41.6 million of solar PV orders. We currently expect approximately $10.2 million of our December 31, 2012 backlog to be recognized as revenue in our fiscal 2013 fourth quarter and the remainder in future years. We typically expect the non-solar portion of our backlog to be recognized as revenue within 90 days from receipt of order. Our solar PV orders are typically longer-term construction type projects and we expect revenue to be recognized over a period of between three and 15 months from receipt of order, dependent upon the size and complexity of the project. As a result of the increased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) materials for sales of solar PV systems through our Engineered Systems Division, including solar panels, inverters and wiring; (iv) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (v) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (vi) warranty expenses; (vii) installation and integration; and (viii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate with forward fixed-price, minimum quantity purchase commitments with our suppliers. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier. Previously, we purchased most of our ballast and lamp components from a single supplier. Purchases from this supplier accounted for 15% of total cost of revenue for the first nine months of fiscal 2012. Currently, we purchase these components from multiple suppliers. For the first nine months of fiscal 2013, no supplier accounted for more than 10% of total cost of revenue. Previously, we purchased most of our solar panels from one supplier for sales of our solar generating systems. Purchases from this supplier accounted for 16% of total cost of revenue for the first nine months of fiscal 2012. Currently, we have been able to obtain panels from multiple suppliers. For the first nine months of fiscal 2013, no panel supplier accounted for more than 10% of total cost of revenue. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgment that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2011 and fiscal 2012, we reduced headcount and improved production product flow through the reengineering of our assembly stations. During fiscal 2013, we reduced indirect headcount related to maintenance and material handling.
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
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense. In fiscal 2012 and fiscal 2013, we increased headcount in our sales areas for telemarketing and direct sales employees. In fiscal 2014, we expect to continue to selectively increase headcount in our sales areas.
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
We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $1.0 million and $0.9 million of compensation expense for the first nine months of fiscal 2012 and fiscal 2013, respectively. As a result of prior option and restricted stock grants, we expect to recognize an additional $3.0 million of stock-based compensation over a weighted average period of approximately seven years, including $0.3 million in the last three months of fiscal 2013. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Income Taxes. As of December 31, 2012, we had net operating loss carryforwards of approximately $11.5 million for federal tax purposes and $6.7 million for state tax purposes. Included in these loss carryforwards were $3.2 million for federal and $2.1 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.3 million and state credit carryforwards of approximately $0.5 million. A valuation allowance of $4.1 million equaling the net deferred tax assets was established during the first nine months of fiscal 2013 due to the uncertainty of its realization value in the future. The determination of the realization of deferred tax assets requires considerable judgment including both positive and negative evidence in evaluating the need for a valuation allowance. Our negative evidence included a cumulative three year operating loss, an expected loss for fiscal year 2013 and limited visibility into future earnings. Our positive evidence included a strong backlog of orders; however, we determined that the current negative evidence outweighed the current positive evidence. We considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that we determine that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made. A valuation allowance of $0.4 million had been previously set up for our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carryforward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2019 and 2032.
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

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended December 31,					Nine Months Ended December 31,
	2011		2012			2011		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$24,274	88.6%	$22,660	77.9%	(6.6)%	$71,746	90.7%	$53,171	83.3%	(25.9)%
Service revenue	3,132	11.4%	6,427	22.1%	105.2%	7,356	9.3%	10,634	16.7%	44.6%
Total revenue	27,406	100.0%	29,087	100.0%	6.1%	79,102	100.0%	63,805	100.0%	(19.3)%
Cost of product revenue	17,445	63.7%	15,708	54.0%	(10.0)%	50,484	63.8%	37,172	58.3%	(26.4)%
Cost of service revenue	2,447	8.9%	4,798	16.5%	96.1%	5,716	7.2%	7,874	12.3%	37.8%
Total cost of revenue	19,892	72.6%	20,506	70.5%	3.1%	56,200	71.0%	45,046	70.6%	(19.8)%
Gross profit	7,514	27.4%	8,581	29.5%	14.2%	22,902	29.0%	18,759	29.4%	(18.1)%
General and administrative expenses	2,841	10.4%	2,848	9.8%	0.2%	8,641	10.9%	10,788	16.9%	24.8%
Sales and marketing expenses	4,053	14.8%	4,730	16.3%	16.7%	11,557	14.6%	13,243	20.8%	14.6%
Research and development expenses	556	2.0%	427	1.5%	(23.2)%	1,771	2.2%	1,834	2.9%	3.6%
Income (loss) from operations	64	0.2%	576	2.0%	800.0%	933	1.2%	(7,106)	(11.1)%	(861.6)%
Interest expense	(160)	(0.6)%	(138)	(0.5)%	(13.8)%	(397)	(0.5)%	(441)	(0.7)%	11.1%
Dividend and interest income	226	0.8%	213	0.7%	(5.8)%	594	0.8%	656	1.0%	10.4%
Income (loss) before income tax	130	0.5%	651	2.2%	400.8%	1,130	1.4%	(6,891)	(10.8)%	(709.8)%
Income tax expense	56	0.2%	—	—%	(100.0)%	490	0.6%	4,057	6.4%	728.0%
Net income (loss)	$74	0.3%	$651	2.2%	779.7%	$640	0.8%	$(10,948)	(17.2)%	(1,810.6)%
Revenue. Product revenue decreased from $24.3 million for the fiscal 2012 third quarter to $22.7 million for the fiscal 2013 third quarter, a decrease of $1.6 million, or 7%. The decrease in product revenue was a result of decreased sales of our high intensity fluorescent, or HIF, integrated lighting systems. Service revenue increased from $3.1 million for the fiscal 2012 third quarter to $6.4 million for the fiscal 2013 third quarter, an increase of $3.3 million, or 105%. The increase in service revenue was a result of the related service revenue from the increase in sales of solar renewable energy systems. Total revenue from renewable energy systems was $9.6 million for the fiscal 2013 third quarter compared to $6.9 million for the fiscal 2012 third quarter, an increase of $2.7 million, or 39%. Product revenue decreased from $71.7 million for the first nine months of fiscal 2012 to $53.2 million for the first nine months of fiscal 2013, a decrease of $18.5 million, or 26%. Service revenue increased from $7.4 million for the first nine months of fiscal 2012 to $10.6 million for the first nine months of fiscal 2013, an increase of $3.2 million, or 45%. Total revenue from renewable energy systems was $15.0 million for the first nine months of fiscal 2013 compared to $24.0 million for the first nine months of fiscal 2012, a decrease of $9.0 million, or 38%. During the first nine months of fiscal 2012, we had two large solar PV projects under construction and did not have similar size projects under construction during the first nine months of fiscal 2013.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $17.4 million for the fiscal 2012 third quarter to $15.7 million for the fiscal 2013 third quarter, a decrease of $1.7 million, or 10%. Our cost of service revenue increased from $2.4 million for the fiscal 2012 third quarter to $4.8 million for the fiscal 2013 third quarter, an increase of $2.4 million, or 96%. Gross margin increased from 27.4% for the fiscal 2012 third quarter to 29.5% for the fiscal 2013 third quarter. For the fiscal 2013 third quarter, our gross margin percentage increased due to improved margins on solar PV projects from our Orion Engineered Systems Division. Our gross margin percentage on renewable revenues from this division was 23.7% during the fiscal 2013 third quarter compared to 13.1% for the fiscal 2012 third quarter. Gross margin from our HIF integrated systems revenue for the 2013 third quarter was 32.3% compared to 32.2% for the fiscal 2012 third quarter. Our cost of product revenue decreased from $50.5 million for the first nine months of fiscal 2012 to $37.2 million for the first nine months of fiscal 2013, a decrease of $13.3 million, or 26.4%. Our cost of service revenue increased from $5.7 million for the first nine months of fiscal 2012 to $7.9 million for the first nine months of fiscal 2013, an increase of $2.2 million, or 37.8%. Total gross margin increased from 29.0% for the first nine months of fiscal 2012 to 29.4% for the first nine months of fiscal 2013. For the first nine months of fiscal 2013, our decrease in total gross margin on product revenues versus the first nine months of fiscal 2012 was due to the reduced revenue from sales of our energy management systems and the impact of our fixed manufacturing costs on lower unit volumes of our HIF lighting energy management systems and reduced revenues from sales of solar PV systems.. Gross margins from the sale of our solar PV systems were 26.4% for the fiscal 2013 first nine months compared to 17.1% for the fiscal 2012 first nine months and our gross margins from the sale of our HIF energy management systems were 30.3% for the fiscal 2013 first nine months compared to 34.1% for the fiscal 2012 first nine months.
General and Administrative. Our general and administrative expenses were unchanged at $2.8 million for both the fiscal 2012 and fiscal 2013 third quarters. During the fiscal 2013 third quarter, we incurred legal expenses of $0.4 million related to unusual items, including the SEC investigation related to our solar revenue recognition restatement, the favorable investigation and dismissal of a whistleblower complaint from our former CEO and other legal matters. Additionally, we recorded $0.3 million in accrued bonus expense related to our fiscal 2013 plan based on our achieving our targeted cost reduction and profit initiatives. Our general and administrative expenses increased from $8.6 million for the first nine months of fiscal 2012 to $10.8 million for the first nine months of fiscal 2013, an increase of $2.2 million, or 25%. The increase for the first nine months of fiscal 2013 was due to $1.7 million of expenses resulting from our reorganization and cost reduction initiatives, increased legal expenses related to unusual items of $0.7 million and increased audit expenses of $0.2 million related to the re-audit of our fiscal 2011 financial statements, offset by headcount and discretionary spending reductions.
Sales and Marketing. Our sales and marketing expenses increased from $4.1 million for the fiscal 2012 third quarter to $4.7 million for the fiscal 2013 third quarter, an increase of $0.6 million, or 17%. The increase was due to bad debt expense of $0.5 million related to an uncollectable receivable, a $0.2 million increase in commission expenses related to increased solar PV revenue and $0.1 million in increased depreciation for information technology systems. These increases were partially offset by reduced discretionary spending. Our sales and marketing expenses increased from $11.6 million for the first nine months of fiscal 2012 to $13.2 million for the first nine months of fiscal 2013, an increase of $1.6 million, or 15%. The increase was due to the full year impact of headcount additions from our prior year investment into the formation and staffing of our telemarketing function, the establishment and staffing of our Houston technology center, headcount additions for retail sales and sales and project management to support the increase in our solar PV backlog and a $0.3 million increase in bad debt versus the prior year. Total sales and marketing headcount was 97 and 96 at December 31, 2011 and 2012, respectively.
Research and Development. Our research and development expenses decreased from $0.6 million for the fiscal 2012 third quarter to $0.4 million for the fiscal 2013 third quarter, a decrease of $0.2 million, or 23%. The decrease was due to a reduction in compensation expenses. Our research and development expenses increased 4% for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The increase was due to increased compensation expenses related to the development of new product offerings, including our light emitting diode, or LED, product and energy management controls initiatives.
Interest Expense. Our interest expense decreased from $160,000 for the fiscal 2012 third quarter to $138,000 for the fiscal 2013 third quarter, a decrease of $22,000, or 14%. Our interest expense increased from $397,000 for the first nine months of fiscal 2012 to $441,000 for the first nine months of fiscal 2013, an increase of $44,000, or 11%. The increase in our interest expense was due to the full year impact of additional debt funding completed during fiscal 2012 for the purpose of financing our OTA projects.
Interest Income. Interest income decreased slightly from $226,000 for the fiscal 2012 third quarter to $213,000 for the fiscal 2013 third quarter, a decrease of $13,000, or 6%. Interest income increased from $594,000 for the first nine months of fiscal 2012 to $656,000 for the first nine months of fiscal 2013, an an increase of $62,000, or 10%. Interest income increased due to an increase in the number and dollar amount of completed OTA contracts and the related interest income under the financing terms.
Income Taxes. Our income tax expense decreased from $56,000 for the fiscal 2012 third quarter to $0 for the fiscal 2013 third quarter, a decrease of $56,000, or 100%. Our income tax expense increased from $490,000 for the first nine months of fiscal 2012 to $4,057,000 for the first nine months of fiscal 2013, an increase of $3,567,000, or 728%. During the fiscal 2013 first nine months, we recorded a valuation reserve against our deferred tax assets in the amount of $4.1 million due to the amount of our operating loss from operations for the fiscal 2013 first half and uncertainty of the realization value of these assets in the future. Our effective income tax rate for the first nine months of fiscal 2012 was 43.4%, compared to a benefit rate of 58.9% for the first nine months of fiscal 2013. The change in effective rate was due primarily to the impact of the valuation reserve.

Energy Management Segment
The following table summarizes our Energy Management segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2011	2012	2011	2012
Revenues	$20,544	$19,511	$55,061	$48,763
Operating income	$1,459	$1,088	$4,060	$(1,123)
Operating margin	7.1%	5.6%	7.4%	(2.3)%
Energy Management segment revenue decreased $1.0 million, or 5%, from $20.5 million for the fiscal 2012 third quarter to $19.5 million for the fiscal 2013 third quarter. Energy Management segment revenue decreased $6.3 million, or 11%, from $55.1 million for the first nine months of fiscal 2012 to $48.8 million for the first nine months of fiscal 2013. The decrease in revenue for both the fiscal 2013 third quarter and year-to-date was due to reduced sales of our HIF lighting systems to our national account and wholesale customers due to a difficult capital spending environment.
Energy Management segment operating income decreased $0.4 million, or 25%, from operating income of $1.5 million for the fiscal 2012 third quarter to operating income of $1.1 million for the fiscal 2013 third quarter. Energy Management segment operating income decreased $5.2 million, or 128%, from operating income of $4.1 million for the first nine months of fiscal 2012 to an operating loss of $1.1 million for the first nine months of fiscal 2013. The decrease in operating income for both the fiscal 2013 third quarter and year-to-date was a result of decreased revenue, the negative gross margin impact of fixed costs in our manufacturing facility on reduced production volumes and the increase in selling expenses for our telemarketing and retail sales headcount additions.
Engineered Systems Segment
The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2011	2012	2011	2012
Revenues	$6,862	$9,576	$24,041	$15,042
Operating income (loss)	$(132)	$1,059	$663	$2
Operating margin	(1.9)%	11.1%	2.8%	0.0%
Engineered Systems segment revenue increased $2.7 million, or 40%, from $6.9 million for the fiscal 2012 third quarter to $9.6 million for the fiscal 2013 third quarter. Engineered Systems segment revenue decreased $9.0 million, or 37%, from $24.0 million for the first nine months of fiscal 2012 to $15.0 million for the first nine months of fiscal 2013. The increase in revenue for the fiscal 2013 third quarter was due to an increase in solar PV projects which either began construction or were under construction compared to the fiscal 2012 third quarter where two large solar projects under construction either reached completion or neared completion during the quarter. The decrease for the first nine months of fiscal 2013 was due to decreased sales of solar renewable technologies during the fiscal 2013 first half. During the same period of fiscal 2012, we had two large solar PV projects under construction.
Engineered Systems segment operating income increased $1.2 million, or 902%, from operating loss of $0.1 million for the fiscal 2012 third quarter to operating income of $1.1 million for the fiscal 2013 third quarter. Engineered Systems segment operating income decreased $0.7 million, or 100%, from operating income of $0.7 million for the first nine months of fiscal 2012 to operating income of $0.0 million for the first nine months of fiscal 2013. The increase in operating income for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was a result of the increased revenue volume and the resulting contribution gross margin dollars from sales of solar PV systems. The decrease in operating income for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was a result of the decreased revenue volume and the related contribution gross margin dollar reduction.
Liquidity and Capital Resources
Overview
We had approximately $13.1 million in cash and cash equivalents and $1.0 million in short-term investments as of December 31, 2012, compared to $23.0 million and $1.0 million at March 31, 2012. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of March 2013 and a yield of 0.50%. Additionally, as of December 31, 2012, we had $13.3 million of borrowing availability under our revolving credit agreement. Our OTA credit agreement expired September 30, 2012 for new borrowings, but not for amounts previously drawn. We did not borrow on the OTA credit agreement during fiscal 2013. We believe that having multiple external funding sources that will purchase our OTA contracts from us has greatly reduced the cash strain created by funding these contracts ourselves and is no longer an impediment to our ability to increase the number of OTA contracts we complete in the future. During the first nine months of fiscal 2013, we repurchased $6.0 million of our common stock. In October 2012, we halted our common share repurchase program. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for the next 12 months, dependent upon our growth opportunities with our cash and finance customers.
Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2011 and 2012 (in thousands):

	Nine Months Ended December 31,
	2011	2012
Operating activities	$6,486	$(61)
Investing activities	(3,584)	(1,919)
Financing activities	3,771	(7,957)
Increase (decreasee) in cash and cash equivalents	$6,673	$(9,937)
Cash Flows Related to Operating Activities. Cash used in operating activities for the first nine months of fiscal 2013 was $0.1 million and consisted of net cash provided by changes in operating assets and liabilities of $1.8 million and a net loss adjusted for non-cash expense items of $1.9 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $0.8 million in inventory on decreased purchases of lighting components, predominantly fluorescent lamps and ballasts, and an increase in accrued expenses of $3.7 million due to the timing of reorganization expenses, the timing of accrued project installation expenses and increased accrued legal expenses. Cash used from changes in operating assets and liabilities included a $0.3 million increase in accounts receivable on higher revenues, an increase in prepaid and other assets of $0.8 million for unbilled revenue related to solar projects where construction progress is billed to the customer at the beginning of the month following the month in which the work was performed, a $0.5 million decrease in deferred contract costs related to the timing of revenue recognition and a $0.9 million decrease in accounts payable due to the timing of vendor terms and payments and a decrease in deferred revenue of $1.1 million due to the timing of advanced billings and the achievement of performance criteria for revenue recognition.
Cash provided by operating activities for the first nine months of fiscal 2012 was $6.5 million and consisted of net cash of $1.7 million provided by changes in operating assets and liabilities and net income adjusted for non-cash expense items of $4.8 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $6.9 million in deferred contract costs due to project progress for solar projects, a $1.2 million decrease in total accounts receivable due to customer payments received and a $3.0 million increase in accounts payable related to payment terms on inventory purchases. Cash used from changes in operating assets and liabilities included a $3.6 million increase in inventory purchases due to a $1.6 million increase in fluorescent lamps due to supply concerns over shortages of rare earth minerals, a $1.2 million increase in raw materials for new products and to help address certain electronic component supply concerns and a $0.8 million increase in our work-in process inventories for product orders that were to be delivered in our fiscal 2012 fourth quarter and a $6.1 million decrease in deferred revenue as a result of project completions.
Cash Flows Related to Investing Activities. For the first nine months of fiscal 2013, cash used in investing activities was $1.9 million. This included $1.8 million for capital improvements related to our product development, information technology systems, manufacturing improvements and facility investments and $0.1 million for investment in patent activities.
For the first nine months of fiscal 2012, cash used in investing activities was $3.6 million. This included $3.4 million for capital improvements related to our information technology systems, manufacturing and tooling improvements and facility investments and $0.2 million for investment in patent activities.
Cash Flows Related to Financing Activities. For the first nine months of fiscal 2013, cash flows used in financing activities were $8.0 million. This included $6.0 million used for common share repurchases and $2.2 million for repayment of long-term debt. Cash flows provided by financing activities included $0.2 million in debt proceeds and $0.1 million received from stock option exercises and for excess tax benefits from stock-based compensation.

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
Working Capital
Our net working capital as of December 31, 2012 was $32.9 million, consisting of $57.2 million in current assets and $24.3 million in current liabilities. Our net working capital as of March 31, 2012 was $44.5 million, consisting of $67.2 million in current assets and $22.7 million in current liabilities. Our current accounts receivables increased from fiscal 2012 year-end by $1.1 million and our current inventories decreased from our fiscal 2012 year-end by $0.4 million due to a decrease in lighting raw material inventories. During fiscal 2012, we had increased our inventories of fluorescent lamps due to concerns over shortages of rare earth minerals used in the production of fluorescent lamps. We believe that these supply shortage concerns have stabilized and we have reduced our safety stock levels of these components to prior levels. We continue to monitor these supply concerns through conversations with our key vendors. During the fiscal 2013 third quarter, we increased inventories of new product offerings by $2.2 million related to our new LED product offerings and our basic motion InteLite controls offering. Our accounts payable decreased from our fiscal 2012 year end by $1.0 million due to decreased inventory purchases and the timing of vendor payment terms. Our accrued expenses increased from our fiscal 2012 year end by $3.7 million due to increases in accrued reorganization expenses, accrued project costs and increased legal expenses.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
For the remainder of fiscal 2013 and for fiscal 2014, we intend to focus our efforts to preserve cash by reducing expenses and by implementing conservative inventory purchasing strategies and reducing our overall inventories.
Indebtedness
Revolving Credit Agreement
We have a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2013. Borrowings under the Credit Facility are limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. Such commitment includes a $2.0 million sublimit for the issuance of letters of credit. As of December 31, 2012, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. There were no borrowings outstanding under the Credit Agreement as of December 31, 2012. In February 2013, we completed an amendment to the Credit Agreement making certain changes to the financial covenants, which are described below.
The Credit Agreement, as amended, requires us to maintain (i) a ratio of total liabilities to tangible net worth not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter, (ii) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (iii) EBITDA of at least $1.0 million during each fiscal quarter. The Credit Agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. We were in compliance with all covenants in the Credit Agreement, as amended, as of December 31, 2012.
The Credit Agreement is secured by a first priority security interest in our accounts receivable, inventory and general intangibles, and a second priority security interest in our equipment and fixtures. All OTAs, PPAs, leases, supply agreements and/or similar agreements relating to solar PV and wind turbine systems or facilities, as well as all accounts receivable and our assets related to the foregoing, are excluded from these liens, except to the extent that we elect to finance any such assets with JP Morgan.
Borrowings under the Credit Agreement bear interest based on LIBOR plus an applicable margin (the Applicable Margin), which ranges from 2.0% to 3.0% per annum based on our debt service coverage ratio from time to time. We must pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on our debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of December 31, 2012.

OTA Credit Agreement
We have a credit agreement with JP Morgan that provided us with $5.0 million immediately available to fund completed customer contracts under our OTA finance program. We had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowing. As of December 31, 2012, we had $2.2 million outstanding under the credit agreement. There were no new borrowings during fiscal 2013. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 39 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. In February 2013, we completed an amendment to the credit agreement making certain changes to the financial covenants requiring us to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (ii) EBITDA of at least $1.0 million during each fiscal quarter. We were in compliance with all covenants, as amended, in the credit agreement as of December 31, 2012.
Capital Spending
Capital expenditures totaled $1.8 million during the first nine months of fiscal 2013 due to investments in new product development, information technologies, training and research facility additions, as well as facility investments. We expect to incur approximately $0.3 to $0.4 million in capital expenditures during the remainder of fiscal 2013. Our capital spending plans predominantly consist of a manufacturing equipment lease buyout, new product development and the completion of investment in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility. For the remainder of fiscal 2013 and for fiscal 2014, we intend to focus our efforts to preserve cash by reducing capital spending initiatives.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of December 31, 2012 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt obligations	$7,457	$2,737	$3,787	$515	$418
Cash interest payments on debt	890	348	280	55	207
Operating lease obligations	6,634	1,052	1,862	1,591	2,129
Purchase order and cap-ex commitments(1)	7,666	7,666	—	—	—
Total	$22,647	$11,803	$5,929	$2,161	$2,754
___________

(1)	Reflects non-cancellable purchase order commitments in the amount of $7.4 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.
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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2012 pursuant to Rule 13a-15(b) of the Exchange Act of 1934 (the “Exchange Act”). Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities
The table below summarizes stock repurchases for the three-month period ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1—October 31, 2012	619,300	$2.40	619,300	$758,000
November 1—November 30, 2012	—	$—	—	$758,000
December 1—December 31, 2012	—	$—	—	$758,000
	619,300		619,300
___________

(1)
On April 27, 2012, we announced that our board of directors had authorized the repurchase, in the aggregate, of a maximum of $7.5 million of our outstanding common stock. We do not intend to continue to repurchase our common stock in the near-term.

ITEM 5.	OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through December 31, 2012, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From December 1, 2001 Through December 31, 2012
(in thousands, unaudited)
HIF lighting systems sold (1)	2,449
Total units sold (including HIF lighting systems)	3,389
Customer kilowatt demand reduction (2)	781
Customer kilowatt hours saved (2)(3)	24,836,355
Customer electricity costs saved (4)	$1,909,513
Indirect carbon dioxide emission reductions from customers’ energy savings (tons) (5)	16,247
Square footage retrofitted (6)	1,277,807

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)
A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 3.4 million units).

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

(6)
Based on 3.4 million total units sold, which contain a total of approximately 17.0 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
On February 5, 2013, the Company entered into amendments to its revolving credit agreement and its OTA credit agreement with JPMorgan Chase Bank, N.A. (JP Morgan) (the “Amendments”). The Amendments added financial covenants to the credit agreements that require the Company to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (ii) EBITDA of at least $1.0 million during each fiscal quarter. The

Amendments removed financial covenants from the credit agreements that previously required the Company to maintain a certain ratio of funded debt to EBITDA and a certain debt service coverage ratio.
The description of the Amendments set forth above is qualified by reference to the Amendments filed herewith as Exhibit 10.1 and Exhibit 10.2, respectively, which Exhibits are incorporated herein by reference.

2013 Annual Meeting of Shareholders

We currently expect to hold our 2013 annual meeting of shareholders on Wednesday, August 7, 2013. Because the expected date of the 2013 annual meeting is more than 30 days from the anniversary of our 2012 annual meeting, we have set a new deadline for the receipt of shareholder proposals submitted in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in our proxy materials for the 2013 annual meeting.

All shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (“Rule 14a-8”) for presentation at our 2013 annual meeting of shareholders must be received at our offices located at 2210 Woodland Drive, Manitowoc, Wisconsin 54220, by April 9, 2013, for inclusion in our proxy statement for our 2013 annual meeting. A shareholder who intends to present business, other than a shareholder proposal pursuant to Rule 14a-8, or nominate a director at our 2013 annual meeting must comply with the requirements set forth in our bylaws, as described in our 2012 annual meeting proxy statement.

ITEM 6.	EXHIBITS
(a)Exhibits

10.1
Amendment to Credit Agreement, dated February 5, 2013, by and among Orion Energy Systems, Inc., Orion Asset Management, LLC, Clean Energy Solutions, LLC, Great Lakes Energy Technologies, LLC and JP Morgan Chase Bank, N.A.

10.2
Amendment to OTA Credit Agreement, dated February 5, 2013, by and among Orion Asset Management, LLC, Orion Energy Systems, Inc., Clean Energy Solutions, LLC, Great Lakes Energy Technologies, LLC and JP Morgan Chase Bank, N.A.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2013.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended December 31, 2012

10.1
Amendment to Credit Agreement, dated February 5, 2013, by and among Orion Energy Systems, Inc., Orion Asset Management, LLC, Clean Energy Solutions, LLC, Great Lakes Energy Technologies, LLC and JPMorgan Chase Bank, N.A.

10.2
Amendment to OTA Credit Agreement, dated February 5, 2013, by and among Orion Asset Management, LLC, Orion Energy Systems, Inc., Clean Energy Solutions, LLC, Great Lakes Energy Technologies, LLC and JP Morgan Chase Bank, N.A.

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