Form 10-K
period 2013-03-31
ORION ENERGY SYSTEMS, INC.
filed 2013-06-14
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
______________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $41,092,920.
As of June 6, 2013, there were 20,180,111 shares of the Registrant’s common stock outstanding.
______________________________
 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended March 31, 2013.

FORWARD-LOOKING STATEMENTS
This Form 10-K includes forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	deterioration of market conditions, including our dependence on customers' capital budgets for sales of products and services;

•	our ability to compete and execute our strategy in a highly competitive market and our ability to respond successfully to market competition;

•	our ability to effectively integrate the acquisition of Harris Manufacturing, Inc. and Harris LED, LLC.

•
the litigation and other legal matters we are subject to could result in charges against our income, strain our resources and distract management, which could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation;

•	increasing duration of customer sales cycles;

•	the market acceptance of our products and services;

•	our ability to recruit and hire sales talent to increase our in-market direct sales;

•	our development of, and participation in, new product and technology offerings or applications, including customer acceptance of our new LED product line;

•	price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products;

•	loss of one or more key customers or suppliers, including key contacts at such customers;

•	our ability to effectively manage our product inventory to provide our products to customers on a timely basis;

•	our ability to effectively manage the credit risk associated with our debt funded Orion Throughput Agreement contracts;

•	a reduction in the price of electricity;

•	the cost to comply with, and the effects of, any current and future government regulations, laws and policies;

•	increased competition from government subsidies and utility incentive programs;

•	the availability of additional debt financing and/or equity capital;

•	potential warranty claims; and

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
FOR THE YEAR ENDED MARCH 31, 2013

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
Recent Management Change and Strategic Refocus
In September 2012, our Board of Directors elected John H. Scribante as our new Chief Executive Officer. Prior to his appointment, Mr. Scribante was the President of our Orion Engineered Systems division and had also served in executive sales management positions. As a result of this management change, we refocused our strategic initiatives to include: (i) enhancing and refocusing our sales organization with an emphasis on expanding our direct sales efforts; (ii) streamlining our product development initiatives with a focus on activities that will deliver the greatest return on our investment and disciplined product control releases versus a process of continuous development; and (iii) cost reduction initiatives to deliver profitability. Our strategic refocus delivered immediate financial results during our fiscal 2013 second half resulting in revenue growth versus our fiscal 2012 second half and a return to profitability.
During fiscal 2013, we recorded operating expenses related to reorganization costs of $2.1 million, which included $1.9 million to general and administrative expenses and $0.2 million to sales and marketing expenses. Additionally, we recorded a $4.1 million non-cash income tax expense to establish a valuation allowance against our deferred tax assets.
As part of our cost reduction initiatives, we identified additional cost containment initiatives which we believe will result in annualized cost reductions of approximately $5.2 million. During the fiscal 2013 second half, we implemented all of these cost reduction initiatives, including a reduction in headcount of approximately 18%, the termination of consulting agreements, material and component cost savings in our HIF lighting products, and discretionary spending reductions. We have also identified an additional $2.0 million of annualized cost containment initiatives which we are working towards implementing in the future. These new initiatives will require some time to implement due to contractual obligations, engineering review, production planning and other analysis related to ensuring minimal business interruption and risk. There is no guarantee that we will be able to implement these cost containment opportunities and recognize any of these additional cost savings.
During fiscal 2014, we intend to continue to execute upon our strategic initiatives through the continued expansion of our direct sales force, cost containment efforts and through our disciplined product development process. Additionally, we expect future growth and earnings to be achieved through a blend of organic growth and through acquisitions.
In May 2013, we executed a Stock and Unit Purchase Agreement with Harris Manufacturing, Inc. and Harris LED, LLC., or collectively Harris. Harris engineers, designs, sources and manufactures energy efficient lighting systems, including fluorescent and LED lighting solutions, and day-lighting products. We expect the acquisition of Harris to expand our product lines, increase our sales force and provide growth opportunities into markets where we have not had a strong presence, specifically, new construction, retail, commercial office and government. Under the terms of the purchase agreement, we will purchase all of the issued and outstanding equity interests of Harris. We expect to close the transaction during our fiscal 2014 second quarter, subject to various conditions, including receipt of material third party consents and approvals and other customary closing conditions. The initial purchase price for the transaction is $10 million, subject to closing date adjustments for net working capital, funded debt and certain other items. Subject to such adjustments, the purchase price will be paid in a combination of $5 million of cash, $3 million in a three-year unsecured subordinated note and $2 million of our common stock. Additionally, we may pay up to an additional $1 million in shares of our common stock upon Harris’ post-closing achievement of certain revenue milestones in calendar year 2013 and/or 2014. Harris had unaudited revenue of approximately $14.5 million and unaudited net income of approximately $0.9 million during the year ended December 31, 2012. We expect the transaction to be immediately accretive to our future earnings.
Energy Management Division
Our energy management division develops, manufactures, sells and provides technical services for the sale of our commercial high intensity fluorescent, or HIF, and light emitting diode, or LED, lighting systems and energy management systems. Our energy management systems deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. The core of our energy management system is our HIF lighting system that we estimate reduces our customers’ lighting-related electricity costs by approximately 50%, while increasing their quantity of light by approximately 50% and improving lighting quality when replacing traditional high intensity discharge, or HID, fixtures. Our customers typically realize a two-to-three-year payback period from electricity cost savings generated by our HIF and LED lighting systems without considering utility incentives or government subsidies. We have sold and installed our HIF and LED fixtures in over 9,000 facilities across North America, representing over 1.3 billion square feet of commercial and industrial building space, including for over 150 Fortune 500 companies.
Our core energy management system is comprised of: our HIF and LED lighting systems; our InteLite wireless lighting controls; our Apollo Solar Light Pipe, which collects and redistributes renewable sunlight and consumes no electricity; and our integrated energy management services. Our technology is designed around managing thermal and optical performance and we are agnostic as it relates to the actual light source. We believe that the implementation of our complete energy management system enables our customers to reduce electricity costs, while permanently reducing base and peak load demand from the electrical grid. From December 1, 2001 through March 31, 2013, we installed more than 2.5 million HIF lighting systems for our commercial and industrial customers. We are focused on leveraging this installed base to expand our customer relationships from single-site implementations of our HIF and LED lighting systems to enterprise-wide roll-outs of our complete energy management system.
We generally have focused on selling retrofit projects whereby we replace inefficient HID, fluorescent or incandescent systems. In fiscal 2013, we generated approximately 41% of our revenue in this segment through direct sales relationships with end users, compared to 36% in fiscal 2012 and 46% in fiscal 2011. In the future, we intend to increase the number of our direct sales people with a focus on in-market and national account customer opportunities. We believe the expansion of our direct sales force will increase our total revenue and gross profit due to the inclusion of service revenue and the potential for a higher markup on direct sales opportunities. Additionally, we believe a direct sales force provides us with an improved ability to manage and control revenue generating activities and will improve our revenue forecast accuracy. We will also continue to develop resellers and partner relationships that utilize our systematic sales process to increase overall market coverage and awareness in regional and local markets along with electrical contractors who provide installation services for these projects. In fiscal 2013, we generated approximately 59% of our revenues from such indirect sales, compared to 64% in fiscal 2012 and 54% in fiscal 2011.
We estimate that the use of our HIF and LED fixtures and controls has resulted in cumulative electricity cost savings for our customers of approximately $2.0 billion and has reduced base and peak load electricity demand by approximately 806 megawatts, or MW, through March 31, 2013. We estimate that this reduced electricity consumption has reduced associated indirect carbon dioxide emissions by approximately 17.2 million tons over the same period.
For a description of the assumptions behind our calculations of customer kilowatt demand reduction, customer kilowatt hours and electricity costs saved and reductions in indirect carbon dioxide emissions associated with our products used throughout this Annual Report on Form 10-K, see the following table and notes:

Cumulative From December 1, 2001 Through March 31, 2013
(in thousands, unaudited)
HIF lighting systems sold(1)	2,522
Total units sold (including HIF lighting systems)	3,500
Customer kilowatt demand reduction(2)	806
Customer kilowatt hours saved(2)(3)	26,324,924
Customer electricity costs saved(4)	$2,021,339
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	17,152
Square footage retrofitted(6)	1,317,237
_________

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

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

We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 3.5 million units).

(3)
We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand kilowatt (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)
We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kW hour. The national average rate for 2011, which is the most current full year for which this information is available, was $0.0983 per kW hour according to the updated Electric Power Annual released in January 2013 by the United States Energy Information Administration, or EIA.

(5)
We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kW hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency, or EPA), by (ii) the number of customer kW hours saved as indicated in the table.

(6)
Based on 3.5 million total units sold, which contain a total of approximately 17.5 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

Engineered Systems Division
In August 2009, we created our engineered systems division, which operates out of our Plymouth, Wisconsin facility and sells and integrates alternative renewable energy systems, such as solar and wind. Our engineered systems division offers solar photovoltaic, or PV, systems to allow our customers to convert sunlight into electricity. We are a distributor, not a manufacturer, of solar PV systems; however, we do manufacture certain wiring assemblies used to connect the individual solar modules to the electrical panel. Our fully integrated solar power services include (i) project development; (ii) engineering, procurement, and construction, or EPC, services; (iii) operating and maintenance, or O&M services; and (iv) project finance expertise. We provide EPC services for projects developed directly to our end customers and to projects developed by independent solar power project developers. EPC services include engineering design and related services, advanced development of grid integration solutions, and construction contracting and management. The procurement component of our EPC services includes recommendation and deployment of solar modules and components that we procure from third parties. We provide O&M services which can include all or a combination of the following scopes of work: warranty, preventative and scheduled maintenance, spare parts inventory, monitoring and reporting of plant performance and diagnosing performance to assist customers in maximizing energy production. We began to report the results of our engineered systems division as a separate operating segment in the third quarter of fiscal 2011. Through March 31, 2013, we have contracted with customers to provide systems for 22.0 MW of electricity generation.
Our Industry
As a company focused on providing and implementing energy management systems, our market opportunity is created by growing electricity capacity shortages, underinvestment in transmission and distribution, or T&D infrastructure, high electricity costs and the high financial and environmental costs associated with adding generation capacity and upgrading the T&D infrastructure. The United States electricity market has been generally characterized by rising demand, increasing electricity costs and power reliability issues due to continued constraints on generation and T&D capacity. According to the EIA's Annual Energy Outlook 2013, despite slowing from historic highs and experiencing declines due to the recent recession, US electricity demand is expected to grow slowly, but steadily, at a rate of 0.9% per year between 2011 and 2040, leading to an over 25% increase by 2040. Additionally, according to the International Energy Agency, or IEA, global demand for electricity will increase dramatically by over 70% by 2035, with China and India alone responsible for over half of that growth. This increased competition for required energy supply along with other issues, including the environmental concerns associated with generation assets using fossil fuels, means that over the coming decades, significant challenges to delivering abundant and cost effective electricity to consumers will exist. These constraints are causing governments, utilities and businesses to focus on demand reduction and alternative energy supply initiatives, including energy efficiency, demand-side management solutions and renewable energy sources. In fact, according to the IEA, the United States, China, the European Union and Japan have all launched major initiatives to reduce energy consumption which would reduce energy intensity (energy consumed per unit of Gross Domestic Product, or GDP, produced) by almost 2% per year between 2012 and 2035, a significant increase from the reduction of 0.5% per year that was seen between 2001 and 2011. Yet, even with these ambitious initiatives, the opportunity of energy efficiency industry growth is tremendous for, as the IEA notes in its World Energy Outlook 2012, “a significant share of the potential to improve energy efficiency - four-fifths of the potential in the building sector and more than half in industry - remains untapped.”
Today’s Electricity Market
Growing Demand for Electricity. Demand for electricity in the United States has experienced declines due to the recent recession, but is expected to grow significantly for the foreseeable future. According to the EIA, $363.7 billion was spent on electricity in 2012 in the United States, down from $371.1 billion in 2011 and up from $259.8 billion in 2003. As noted above, the EIA has projected that US electricity consumption will increase by over 25% over the coming decades from 3,839 billion kW hours in 2011 to 4,930 billion kW hours in 2040. Commercial and industrial electricity consumption will both serve as major drivers of the expansion of US electricity consumption between 2012 and 2040, growing 27% and 17%, respectively. In its Long Term Reliability Assessment for 2012, the North American Electric Reliability Corporation, or NERC, the current resource projections for the coming years appear to be adequate to meet the transmission and distribution systems reliability requirements; however, NERC notes that a number of uncertainties, including plant retirements and fuel costs, could change significantly and impact system reliability in coming years. Worldwide, the IEA, expects 5,890,000 MW of additional capacity to be required between 2012 and 2035 at a total cost of $16.9 trillion, with $10.1 trillion for generation assets and $6.8 trillion for transmission and distribution network upgrades. This is equivalent to 11,780 average power plants producing 500 MW each, and is more than the current total global generating capacity. We believe that meeting this anticipated increasing domestic and international electricity demand will require either an increase in energy supply through capacity expansion, broader adoption of demand management programs and renewables, or a combination of these solutions.
Challenges to Capacity Expansion. Based on the forecasted growth in electricity demand and plant retirements, the EIA, in its Annual Energy Outlook for 2013, estimates that the United States will require 340.0 gigawatts, or GW, of new generating capacity by 2040 (the equivalent of 680 power plants rated at an average of 500 MW each). According to data provided by the IEA, we estimate that new generating capacity and associated T&D investment will cost at least $2.8 million per MW, with $1.7 million per MW for generation and $1.1 million per MW for transmission and distribution upgrades.
Despite the increasing demand for electricity, significant challenges face the expansion of each type of generation capacity in the United States. In addition to the high financial costs associated with adding power generation capacity, concerns over both environmental regulations and fuel costs are significantly impacting coal-fired generating facilities in the United States. As noted by the IEA, energy related carbon dioxide, or CO2, emissions are expected to rise over 18% by 2035. This expected increase in emissions is leading to a tightening of environmental regulations across the globe. For example, according to the EIA, the investment costs in pollution control equipment (i.e. scrubbers) combined with lower wholesale prices (due to lower natural gas prices) and reduced run-time/use (due to a variety of factors, including increased renewable usage), have made the operation of the many coal-fired facilities uneconomical, leading to expected retirement of 49,000 MW (approximately 100 500-MW sized plants) by 2040. Additionally, due to the costs of construction, environmental compliance, and competition with other fuel sources, only 3% (10.2 MW) of planned capacity additions between 2011 and 2040, in the United States will be coal-fired facilities. The increased retirement of coal plants, combined with the construction of only few new coal-fired facilities, coal will remain a dominant fuel source in the US generating mix, but it will decline significantly from 42% of total generation in 2011 to 35% of total generation in 2040. We believe, however, that concerns over emissions may make it increasingly difficult for utilities to add coal-based generating capacity, and as noted by the EIA, the majority of coal generation will come from existing coal generating stations, rather than newly constructed capacity. In fact, of the projected 340 GW of new generating capacity required by 2035, coal-fired plants, which generate significant emissions of carbon dioxide and other pollutants, are projected to account for less than 15 MW of added capacity between 2011 and 2040. Additionally, clean coal energy initiatives are characterized by an uncertain legislative and regulatory framework and would involve substantial infrastructure cost to readily commercialize.

Although they do not generate any greenhouse gas emissions, nuclear powered generating stations face significant challenges especially in terms of project cost and safety concerns. These concerns are magnified in light of the Fukushima Daiichi plant accident in Japan in March 2011. According to the EIA, the average cost per MW for the construction of a new nuclear generating station is over $5,000 per kilowatt, or $5,429,000 per MW. This means that according to the EIA, an average sized nuclear power plant would cost approximately $12 billion which represents a high risk endeavor for the average electric utility whose total market capitalization is typically approximately $50 billion. For these reasons, 5,500 MW of new nuclear-powered plants are currently under construction, and the EPA only projects 11,000 MW total of new capacity being built between 2012 and 2040. This limited development, in conjunction with planned plant retirements, will lead to nuclear generating stations share of the total US generating fuel mix to fall to 17% by 2040. The EIA expects clean-burning natural gas-based plants to account for 63% of all new generating capacity constructed between 2012 and 2040. Yet the expansion of natural gas generation has largely been fueled by the unconventional natural gas sources, like shale, and as the IEA notes, unconventional gas exploration and production remain in their formative years. As noted by both the IEA and the EIA, reliance on unconventional gas resources creates a significant amount of uncertainty about future availability and quality of gas resources as well as the environmental impacts of their production. These uncertainties can have a significant impact on the price of natural gas in the future. In fact, the EIA expects that the price of natural gas will continue to decline through 2015, and thereafter increase by an average of 2.5% through 2040.
Environmentally responsible renewable energy alternatives, such as solar and wind, generally require subsidies and rebates to be cost competitive and do not provide continuous electricity generation. Despite these challenges, the EIA projects that 31% of new capacity additions between 2012 and 2040 will be renewable technologies, due in large part to regulatory initiatives mandating the use of renewable energy sources. We believe these challenges to expanding generating capacity will increase the need for energy efficiency initiatives to meet demand growth.

Underinvestment in Electricity Transmission and Distribution. According to the Department of Energy, or DOE, the majority of United States transmission lines, transformers and circuit breakers — the backbone of the United States T&D system — are more than 25 years old. The underinvestment in T&D infrastructure has led to well-documented power reliability issues, such as the August 2003 blackout that affected a number of states in the northeastern United States. According to a recent report by the Edison Electric Institute, electric utilities spent over $70 billion upgrading their transmission infrastructure between 2001 and 2010 and plan to spend an additional $60 billion for additional infrastructure between 2011 and 2022. Moreover, in its 2012 World Energy Outlook, the IEA projects that the world will have to invest over $6.8 trillion in new transmission and distribution infrastructure between 2010 and 2040 to support the generation construction required to meet demand growth and offset planned plant retirements.
High Electricity Costs. Due to the recent recessionary impact within the U.S. during 2009 and 2010, electricity pricing has declined slightly from prior years due to declining demand charges and lower capacity costs for open market purchases of electricity in deregulated states. Prior to 2009, the price of one kWh of electricity (in nominal dollars, including the effects of inflation) had reached historic highs. Based on the most recent EIA electricity rate and consumption data available (March 2013), we estimate that commercial and industrial electricity expenditures rose 39.1% and 27.0%, respectively, from 2003 to 2011, while commercial expenditures rose by 3% and industrial expenditures fell by 2.0% in comparing monthly expenditures in March 2012 and March 2013. We believe increases in electricity costs will become more pronounced during an economic upturn or through the aging grid supply system and that electricity cost increases will return to the rates experienced prior to 2009 and will continue to increase. As a result, we believe that electricity costs will continue to be an increasingly significant operating expense for businesses, particularly those with large commercial and industrial facilities.
Our Market Opportunity
We believe that energy efficiency measures represent permanent, cost-effective and environmentally responsible alternatives to expanding electricity capacity in order to meet demand growth. The American Council for an Energy Efficient Economy, or ACEEE, in a 2011 fact sheet, estimated that the United States can reduce up to 25%-30% of its estimated electricity usage over the next 25 to 30 years by deploying all currently available cost-effective energy efficiency products and technologies across commercial, industrial and residential market sectors. Moreover, the ACEEE report asserts that these gains can be achieved at significantly lower costs for energy efficiency ($0.03 per kWh) than for traditional or renewable generation ($0.06 to $0.20 per kWh). As a result, we believe governmental entities, utilities and businesses are increasingly focused on demand reduction through energy efficiency and demand management programs. For example:

•
Forty-eight states, through legislation, regulation or voluntary action, have seen their utilities design and fund programs that promote or deliver energy efficiency. In fact, as of May 31, 2013, only Alaska, Delaware and the District of Columbia do not have some form of utility or state energy efficiency programs for any of their commercial or industrial customers.

•
According to the ACEEE, as of September 2012, 24 states have implemented, or were in the process of implementing, Energy Efficiency Resource Standards, or EERS, or have an energy efficiency component to their Renewable Portfolio Standard, or RPS, which generally requires utilities to allocate funds to energy efficiency programs to meet near-term energy savings targets set by state governments or regulatory authorities. In addition, 30 states have implemented RPS which requires the addition of renewable generation or capacity to the generating portfolios of utilities conducting business in those states, according to the EIA 2013 Annual Energy Outlook.

•
In recent years, there has also been an increased focus on “decoupling,” a regulatory initiative designed to break the linkage between utility kWh sales and revenues, in order to remove the disincentives for utilities to promote load reducing initiatives. Decoupling aims to encourage utilities to actively promote energy efficiency by allowing utilities to generate revenues and returns on investment by employing energy management solutions. According to the Center for Climate and Energy Studies, as of May 31, 2013, 16 states had adopted some form of decoupling for electric utilities, with an additional seven states having adopted decoupling mechanisms for their natural gas utilities.

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

The Role of Lighting
Commercial and industrial facilities in the United States employ a variety of lighting technologies, including HID, traditional fluorescents, LED and incandescent lighting fixtures. Our HIF and LED lighting systems typically replace HID fixtures, which operate inefficiently because, according to EPRI, HID fixtures only convert approximately 36% of the energy they consume into visible light. We believe that the U.S. market opportunity for HID retrofits is $10.7 billion. We base this estimate on the United States Department of Energy, Office of Energy Efficiency and Renewable Energy 2010 Lighting Market Characterization, a report published in 2012. The report indicates that a total of 91.1 billion commercial and industrial square feet are estimated to exist in the U.S. Based upon an analysis from the EIA Commercial and Manufacturing Energy Consumptive Survey, we have determined that approximately 25% of total commercial and industrial square footage is eligible for HID retrofits, giving consideration to a building’s principal activity or purpose and the related square feet. Based on our experience that each HID fixture covers 450 square feet, approximately 50.9 million HID fixtures would be required to cover the estimated 22.8 billion square feet eligible for HID retrofits. This calculation is consistent with US Department of Energy's 2010 Lighting Market Assessment that indicated total HID installed bulbs in the US commercial and industrial space approximated 49 million units. At an estimated average cost per fixture of approximately $210, we estimate the market value for US commercial and industrial HID replacement to be approximately $10.7 billion.
Our Solution
50/50 Value Proposition. We estimate our HIF and LED lighting systems generally reduce lighting-related electricity costs by approximately 50% compared to HID fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality. Additionally, our motion controls and advances in full-range dimming technology and strategies, we estimate that savings can reach up to 80%. From December 1, 2001 through March 31, 2013, we believe that the use of our HIF and LED fixtures has saved our customers $2.0 billion in electricity costs and reduced their energy consumption by 26.3 billion kWh.
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
Rapid Payback Period. In most retrofit projects where we replace HID fixtures, our customers typically realize a two- to three-year payback period on our HIF and LED lighting systems. These returns are achieved without considering utility incentives or government subsidies (although subsidies and incentives are increasingly being made available to our customers and us in connection with the installation of our systems and further shorten payback periods).
Comprehensive Energy Management System. Our comprehensive energy management system enables us to reduce our customers’ base and peak load electricity consumption. By replacing existing HID fixtures with our HIF and LED lighting systems, our customers permanently reduce base load electricity consumption while significantly increasing their quantity and quality of light. We can also add intelligence to the customer’s lighting system through the implementation of our InteLite wireless dynamic control devices. These devices allow our customers the ability to control and adjust their lighting and energy use levels based upon occupancy and type of occupancy (transient or sustained) for additional cost savings. Finally, we offer a further reduction in electricity consumption through the installation and integration of our Apollo Solar Light Pipe, which is a lens-based device that collects and redistributes renewable sunlight without consuming electricity. By integrating our Apollo Solar Light Pipe and lighting system with the intelligence of our InteLite product line, the output and electricity consumption of our lighting systems can be automatically adjusted based on the level of natural light being provided by our Apollo Light Pipe and, in certain circumstances, our customers can illuminate their facilities and remain “off the grid” during peak hours of the day.
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
Expanded Product/Service Offerings. We have expanded our product and service offerings by providing our customers with alternative renewable energy systems through our Orion Engineered Systems division. We have also introduced exterior lighting products for parking lot, parking garage and convenience store canopies illumination, an LED product offering for freezer and cold storage applications, a hybrid fixture combining the performance benefits of both LED and fluorescent bulb technologies and LED products for traditional interior high bay, exterior lighting and office environments.
Base and Peak Load Relief for Utilities. The implementation of our energy management systems can substantially reduce our customers’ electricity demand during peak and off-peak periods. According to the EIA, commercial and industrial lighting represents approximately 9.1% of total energy usage in the United States, and our systems can substantially reduce the need for additional base and peak load generation and distribution capacity, while reducing the impact of peak demand periods on the electrical grid. We estimate that the HIF fixtures we have installed from December 1, 2001 through March 31, 2013 have had the effect of reducing base and peak load demand by approximately 806 MW.
Environmental Benefits. By allowing for the permanent reduction of electricity consumption, our energy management systems reduce indirect CO2 emissions that are a negative by-product of energy generation. We estimate that one of our HIF lighting systems, when replacing a standard HID fixture, displaces 0.245 kW of electricity, which, based on information provided by the EPA, reduces a customer’s indirect CO2 emissions by approximately 1.2 tons per year. Based on these figures, we estimate that the use of our HIF fixtures has reduced indirect CO2 emissions by approximately 17.2 million tons through March 31, 2013.
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
Large and Growing Customer Base. We have developed a large and growing national customer base, and have installed our products in more than 9,000 commercial and industrial facilities across North America. As of March 31, 2013, we have completed or are in the process of completing retrofits in over 1,700 facilities for our Fortune 500 customers. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers.
Systematized Sales Process. We have invested substantial resources in the development of our sales process. We sell to our end user customers using a systematic multi-step sales process that focuses on our value proposition and provides our sales force with specific, identified tasks that govern their interactions with our customers from the point of lead generation through delivery of our products and services. Management of this process seeks to continually improve salesforce effectiveness while simultaneously improving salesforce efficiency. We also train select partners and resellers to follow our systematic sales process, thereby extending our sales reach while making their businesses more effective.
Innovative Technology. We have developed a portfolio of 47 United States patents primarily covering various elements of our HIF and LED fixtures. We believe these innovations allow our HIF and LED fixtures to produce more light output per unit of input energy compared to competitive HIF and LED product offerings. We also have 25 patents pending that primarily cover various elements of our InteLite wireless controls and our Apollo Solar Light Pipe and certain business methods. To complement our innovative energy management products, we have introduced integrated energy management services to provide our customers with a turnkey solution either at a single facility or across North American facility footprints. We believe that our demonstrated ability to innovate provides us with significant competitive advantages. We believe that our HIF and LED solutions offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID or traditional fluorescent fixtures.
Expanded Product/Service Offerings. We have expanded our product and service offerings by providing our customers with alternative renewable energy systems through our Orion Engineered Systems division. In fiscal 2010, we began researching three test solar photovoltaic electricity generating projects, completing our test analysis on two of the three in the third quarter of fiscal 2010, and executed our first cash sale and our first purchase power agreement, or PPA, as a result of the successful testing of these systems. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We completed the installation and customer acceptance of the third test system during our fiscal 2011 first quarter. During fiscal 2011, we executed seven additional contracts for renewable technology product sales. During fiscal 2012, we executed an additional 20 contracts for solar PV projects. We also increased sales of our exterior lighting products and solutions for parking lots, gas station canopies and roadway illumination. In fiscal 2013, we expanded our LED product offerings to include recessed downlights, wallpacks, ambient temperature high bay and exterior canopy fixtures.
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

Strong, Experienced Leadership Team. We have a strong and experienced senior management team led by our chief executive officer, John Scribante. Our senior leadership team of six individuals has a combined 68 years of experience with our company and a combined 83 years of experience in the lighting and energy management industries.
Innovative Financing Solutions. We have developed a financing program called the Orion Throughput Agreement, or OTA. Our OTA is structured similarly to a supply contract under which we commit to deliver a set amount of energy savings to the customer at a fixed monthly rate. Our OTA program allows customers to deploy our energy management systems without having to make upfront investments or capital outlays. After the pre-determined amount of energy savings are delivered, our customers assume full ownership of the energy management system and benefit from the entire amount of energy savings over the remaining useful life of the technology. We believe the OTA allows us to capture customer sales opportunities that otherwise may not have occurred due to capital constraints.
Efficient, Scalable Manufacturing Process. We have made significant investments in our manufacturing facility, including investments in production efficiencies, automated processes and modern production equipment. These investments have substantially increased our production capacity, which we believe will enable us to support substantially increased demand. In addition, these investments, combined with our modular product design and use of standard components, enable us to reduce our cost of revenue, while better controlling production quality, and allow us to be responsive to customer needs on a timely basis. We generally are able to deliver standard products within several weeks of receipt of order which leads to greater energy savings to customers through shorter implementation time frames. We believe the sales to implementation cycles for our competitors are substantially longer.
Our Growth Strategies
Leverage Existing Customer Base. Over the last several years, we have focused on expanding our relationships with our existing customers by transitioning from single-site facility implementations to comprehensive enterprise-wide roll-outs of our HIF lighting systems. We also intend to leverage our large installed base of HIF lighting systems to implement all aspects of our energy management system, particularly wireless controls, cloud-based power data analysis and storage capabilities, new LED lighting products as well as our additional alternative/renewable energy solutions for our existing customers.
Acquisitions. We have executed a purchase agreement to acquire Harris. Harris engineers, designs, sources and manufactures energy efficient lighting systems, including fluorescent and LED lighting solutions, and day-lighting products. We expect to close the Harris acquisition during our fiscal 2014 second quarter. In the future, we intend to pursue additional acquisition opportunities. We intend to target acquisition prospects that will increase the breadth of our energy technologies, expand our customer base, or provide us entry into new markets.
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
Expanded Direct Salesforce. During fiscal 2013, we began to increase the number of our direct sales force and intend to continue to increase our direct sales force in the future. Historically, our direct sales force has generated approximately 40% of our total efficiency revenue. In the future, we intend to increase the percentage of our direct sales force to approximately 60% of our total efficiency revenue.
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
Products and Services
We provide a variety of products and services that together comprise our energy management system. The core of our energy management system is our HIF lighting platform, which we primarily sell under the Compact Modular brand name. Additionally, we have recently expanded our LED lighting products and anticipate that, in the future, revenue from our LED products will increase in proportion to our overall lighting revenue. We offer our customers the option to build on our core HIF and LED lighting platforms by adding our InteLite wireless dynamic control devices and Apollo Solar Light Pipes. Together with these products, we offer our customers a variety of integrated energy management services, such as system design, project management and installation. We refer to the combination of these products and services as our energy management system. Additionally, we provide renewable energy solutions, including solar and wind energy solutions to our customers.
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
LED technology. We believe we have taken a responsible approach to developing and introducing our LED products. We focused our research and development efforts on our core competencies: optical and thermal management and control. This resulted in our introducing LED systems primarily for use in cold storage applications. In addition to our LED products for the cold-storage industry, during fiscal 2013, we expanded our LED product offering to include recessed downlights, wallpacks, ambient temperature high bay and exterior canopy fixtures. Due to improvements in LED technology, drastic reduction of chip prices, availability of name-brand drivers and seamless integration with our InteLite controls, we believe that LED will become a larger part of our overall interior lighting strategy moving forward.

InteLite Dynamic Control Device. Our InteLite wireless dynamic control products allow customers to remotely communicate with and give commands to individual light fixtures and other peripheral devices through web-based software, and allow the customer to configure and easily change the control parameters of each fixture based on a number of inputs and conditions, including time-of-day, motion and ambient light levels. Our InteLite products can be added to our HIF and LED lighting systems during or after installation on a “plug and play” basis by coupling the wireless transceivers directly with the modular power pack. Because of their modular design, our InteLite wireless products can be added to our energy management system easily and at lower cost when compared to lighting systems that require similar controls to be included at original installation or retrofitted. Recent improvements to our InteLite products allow us to provide reporting and metering capabilities at the individual control unit level. These capabilities allow for our customers to measure and evaluate energy consumption at the process level. Data can be collected and exported, allowing our customers to perform energy analysis across their facilities to identify operational practices and behaviors that better manage energy costs.
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
Renewable Energy Products. Our engineered systems division offers solar PV systems to allow our customers to convert sunlight into electricity. We are a distributor, not a manufacturer, of solar PV systems; however, we do manufacture certain wiring assemblies used to connect the individual solar modules to the electrical panel. Our fully integrated solar power services include (i) project development; (ii) EPC services; (iii) O&M services; and (iv) project finance expertise. We provide EPC services for projects developed directly to our end customers, to projects developed by independent solar power project developers. EPC services include engineering design and related services, advanced development of grid integration solutions, and construction contracting and management. The procurement component of our EPC services includes recommendation and deployment of solar modules and components that we procure from third parties. We provide O&M services which can include all or a combination of the following scopes of work: warranty, preventative and scheduled maintenance, spare parts inventory, monitoring and reporting of plant performance and diagnosing performance to assist customers in maximizing energy production. We have developed a network of finance partners with experience in structuring non-recourse project debt finance, operating and capital leases, power purchase agreements (PPA) and project equity from tax oriented and strategic industry equity investors. We can provide support in arranging and/or facilitating financing for projects on behalf of our customers.
Cloud-based data computing, storage. During fiscal 2012, we received Microsoft’s coveted High Potential Managed Partner status, which only 1 percent of Microsoft’s partners attain. We offer Microsoft’s Windows Azure cloud computing and SQL Azure data storage, which allows for real-time energy use analysis and maximum energy savings.
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
Services
We provide a range of fee-based lighting-related energy management services to our customers, including:

•	comprehensive site assessment, which includes a review of the current lighting requirements and energy usage at the customer’s facility;

•	site field verification, or SFV, during which we perform a test implementation of our energy management system at a customer’s facility upon request;

•	utility incentive and government subsidy management, where we assist our customers in identifying, applying for and obtaining available utility incentives or government subsidies;

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
Our Customers
We primarily target commercial and industrial customers who have warehousing and manufacturing facilities. As of March 31, 2013, we have installed our products in 9,090 commercial and industrial facilities across North America. Our diversified customer base includes:

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
Sales and Marketing
We sell our products directly to commercial and industrial customers using a systematic multi-step process that focuses on our value proposition and provides our sales force with a specific protocol for working with our customers from the point of lead generation through delivery of our products and services. In fiscal 2011, we upgraded our Customer Relationship Management system, or CRM, to improve the information and tracking of our customer project pipeline. In fiscal 2012, we created a telemarketing function for the purpose of lead generation and customer appointment scheduling, established a sales and technology office in Houston, Texas, and increased our sales and marketing headcount through the addition of direct in-market salespeople. In fiscal 2013, we streamlined our telemarketing function with an emphasis on improving the quality of leads generated, developed a strategy to expand our direct sales force, implemented product version control for our wireless products and transitioned the compensation plans of our sales force to an increasingly performance based model. In the future, we intend to continue to increase our direct sales force. We believe the expansion of our direct sales force will increase our total revenue and gross profit due to the inclusion of service revenue and the potential for a higher markup on direct sales opportunities. Additionally, we believe a direct sales force provides us with an improved ability to manage and control revenue generating activities, and will improve our revenue forecast accuracy.
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
We also sell our products on a wholesale basis to value-added resellers. We often train our value-added resellers to implement our systematic sales process to more effectively resell our products to their customers. We attempt to leverage the customer relationships of these value-added resellers to further extend the geographic scope of our selling efforts. We work cooperatively with our value-added reseller channels through participation in national trade organizations, by providing training on our sales methodologies, including the development and distribution of standard sales partner operating procedures and by providing training to our partners to enable them to conduct their own energy workshops with their customer and prospect bases. We intend to continue to expand our partner network, but expect that the expansion of our direct sales force will outpace the growth from adding new partners.
We have historically focused our marketing efforts on traditional direct advertising, as well as developing brand awareness through customer education and active participation in trade shows and energy management seminars. In fiscal 2014, we expect to continue to selectively invest in advertising and marketing campaigns to increase the visibility of our brand name and raise awareness of our value proposition. In the past, these efforts have included participating in national, regional and local trade organizations, exhibiting at trade shows, executing targeted direct mail campaigns, advertising in select publications, public relations campaigns and other lead generation and brand building initiatives. We are also actively training contractors and partners on how to effectively represent our product offering and have designed an intensive classroom training program, which we refer to as Orion University, to complement the energy management workshops we conduct in the field.
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
The renewable energy sector is highly competitive and continually evolving as sector participants strive to distinguish themselves within their markets. Competition in the renewable energy sector has resulted in significant materials price reductions and lower margins for solar panel providers, resulting in several panel providers being forced out of business during calendar years 2011 and 2012. In the engineering and procurement sector, we compete with other energy service companies who provide similar engineering and contracting services, with roofing and electrical contractors who are seeking to expand their revenue generating product offerings and with solar panel manufacturers who are seeking to expand their renewable services product offering.
We also face competition from companies who provide energy management services. Some of these competitors, such as Johnson Controls, Inc. and Honeywell International, provide basic systems and controls designed to further energy efficiency. Other competitors provide demand response systems that compete with our energy management systems, such as Comverge, Inc. and EnerNOC, Inc.
Intellectual Property
As of March 31, 2013, we had been issued 47 United States patents, and had applied for 25 additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF fixture, InteLite wireless controls, Apollo Solar Light Pipes and fixtures that incorporate LED technology. Among other things, we believe that our innovations allow our HIF fixtures to produce more light output per unit of input energy compared to competitive HIF product offerings. Our smart lighting controls allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.
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
Research and Development
Our research and development efforts are centered on developing new products and technologies, enhancing existing products, and improving operational and manufacturing efficiencies. The products, technologies and services we are developing are focused on increasing end user energy efficiency. We are also developing lighting products based on LED technology, intelligent HVAC integration controls, direct solar solutions and comprehensive lighting management software. During fiscal 2013, as part of our strategic refocus, we streamlined our product development initiatives with a focus on disciplined control releases versus a process of continuous development. Our research and development expenditures were $2.3 million, $2.5 million and $2.3 million for fiscal years 2011, 2012 and 2013, respectively.
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
Employees
As of March 31, 2013, we had 218 full-time and 15 part-time employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We consider our relations with our employees to be good.

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
Financial markets in the United States, Europe and Asia have experienced extreme disruption over the past several years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, substantially reduced capital expenditure budgets, rating downgrades, declines in asset valuations, inflation, reduced consumer spending and fluctuations in foreign currency exchange rates. While currently these conditions have not impaired our ability to finance our operations, such conditions coupled with recessionary type economic conditions, have adversely affected our customers’ capital budgets, purchasing decisions and facilities managers and, therefore, have adversely affected our results of operations. Our business and results of operations will continue to be adversely affected to the extent these adverse financial market and general economic conditions continue to adversely affect our customers’ purchasing decisions.
Adverse market conditions have led to increasing duration of customer sales cycles, limitations on customer capital budgets, closure of facilities and the loss of key contacts due to workforce reductions at existing and prospective customers.
The volatility and uncertainty in the financial and credit markets has led many customers to adopt strategies for conserving cash, including limits on capital spending. Our lighting systems are often purchased as capital assets and therefore are subject to capital availability. Uncertainty around such availability has led customers to delay purchase decisions, which has elongated the duration of our sales cycles. Along with limiting capital spending, some customers have reduced expenses by closing facilities and reducing workforces. As a result, facilities that were or may be considering installing our lighting systems have closed or may close. Due to downsizings, key contacts and decision-makers at some of our customers have lost or may lose their jobs, which requires us to re-initiate the sales cycle with other personnel, further elongating the sales cycle. We have experienced, and may in the future experience, variability in our operating results, on both an annual and a quarterly basis, as a result of these factors.
Our financial performance is dependent on our ability to execute on our strategy and to increase our profitability.
Our fiscal 2014 operating plan and financial expectations are predicated upon our strategy related to increasing our profits. Our ability to achieve our desired growth and profitability depend on our execution in areas including expansion of our direct in-market sales force, marketing, new product development, project management, margin enhancements, and operating expense management, as well as other factors. If we are unable to successfully execute in any of these areas or on our growth and profitability strategy as a whole, our business and financial performance will likely be adversely affected.
We may not realize the benefits of integrating our expected acquisition of Harris Manufacturing, Inc. and Harris LED, LLC.
If we complete the acquisition of all of the outstanding equity interests of Harris Manufacturing, Inc. and Harris LED, LLC, we will need to complete the integration of the operations into one company. Integration requires substantial management attention and could detract attention from our day-to-day business. We may encounter substantial difficulties, costs and delays involved in integrating our operations with such businesses, including:
•Exposure to unknown liabilities;
•Potential conflicts between business cultures;
•Adverse changes in business focus perceived by third-party constituencies;
•Disruption of our ongoing business;
•Potential conflicts in distribution, marketing or other important relationships;
•Potential constraints of management resources;
•Inability to implement uniform standards, controls, procedures and policies;
•Failure to maximize our financial and strategic position;
•Failure to achieve planned synergies or expected financial results benefits;

•	Failure to realize the potential of the acquired businesses' technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights; and
•Loss of key employees and/or the diversion of management's attention from other ongoing business concerns.
The purchase price for the acquisition is approximately $10 million, subject to up to an additional $1.0 million payable in unregistered shares of common stock of the Company upon the achievement of certain revenue milestones in calendar year 2013 and/or 2014. The purchase price will be paid in a combination of cash, an unsecured promissory note and the issuance of shares of our Common Stock. As a result, the acquisition will result in an expenditure of a significant amount of cash, increased debt and additional shares of Common Stock and there is no guarantee that the acquisition will provide us with our expected return on our investment.
We are subject to litigation and other legal matters that could result in charges against our income, strain our resources and distract management, which could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
We are involved in a variety of claims, lawsuits and other disputes. These suits concern a variety of issues, including employee-related matters and contract disputes. In addition, as previously disclosed, in August 2012, we received a subpoena issued by the staff of the Securities and Exchange Commission, or SEC, requesting certain documents and information generally related to our financial reporting of sales of solar photovoltaic systems, among other matters. We continue to cooperate with the SEC regarding this non-public, fact-finding inquiry. The SEC has informed us that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security. It is not feasible to predict the outcome of all pending suits and other matters, and the ultimate resolution of these matters, as well as future lawsuits, could result in liabilities, fines, significant expenses, distraction of management and other issues that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
We depend on a limited number of key suppliers and the loss of a key supplier could have an adverse effect on our operations.

We depend on certain key suppliers for the raw materials and key components that we require for our current products, including sheet, coiled and specialty reflective aluminum, power supplies, ballasts and lamps. Purchases of components from our current primary ballast and lamp supplier constituted 14% of our total cost of revenue in fiscal 2012. During fiscal 2013, we used multiple suppliers for our ballast and lamp purchases and none of our purchases from vendors exceeded 10% of our total cost of revenue. We buy most of our specialty reflective aluminum from a single supplier. Additionally, while we purchase solar panels from several vendors, we have experienced business disruption in the past as solar suppliers have gone out of business. In addition, our continued investment into LED components may strain our existing LED suppliers to keep up with demand and could also disrupt our existing fluorescent supply relationships. If these components become unavailable or are unable to keep up with demand, or our relationships with suppliers become strained, particularly as relates to our primary suppliers, our results of operations and financial condition could be materially adversely affected.
Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply.
We may be vulnerable to price increases for components or raw materials that we require for our products, including aluminum, copper, certain rare earth minerals, ballasts, power supplies and lamps. In particular, our cost of aluminum can be subject to commodity price fluctuation. Further, suppliers' inventories of certain components that our products require may be limited and are subject to acquisition by others. In the past, we have had to purchase quantities of certain components that are critical to our product manufacturing and were in excess of our estimated near-term requirements as a result of supplier delivery constraints and concerns over component availability, and we may need to do so in the future. As a result, we have had, and may need to continue, to devote additional working capital to support a large amount of component and raw material inventory that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to provide for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any shortages or interruptions in supply of our components or raw materials could disrupt our operations. If any of these events occurs, our results of operations and financial condition could be materially adversely affected.
Our inability to attract and retain key employees or retain our partner network could adversely affect our operations and our ability to execute on our operating plan and growth strategy.
We rely upon the knowledge, experience and skills of key employees throughout our organization, particularly our senior management team and our sales group that require technical knowledge or contacts in and knowledge of the industry. We do not maintain a formal succession plan for members of our management team, which could have a further adverse impact on us in the event that we are unable to retain one or more of members of our senior management team. In addition, our ability to attract talented new employees, particularly in our sales group, is also critical to our success. We also depend on our value-added reseller channels, including our partner network. If we are unable to attract and retain key employees or retain our partner network because of competition or, in the case of employees, inadequate compensation or other factors, our operations and our ability to execute our operating plan could be adversely affected.
If LEDs achieve widespread adoption in the general lighting market and our products do also achieve acceptance, or if alternative technologies gain market acceptance, our revenue and profitability will be adversely affected.
Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting has only recently begun, is still limited and faces significant challenges. LEDs demand that industry participants constantly strive to keep up with the evolution of the technology, which has been moving at a fast pace. If LEDs achieve widespread adoption and our products do not also achieve acceptance or are rendered obsolete by competing products, our revenues may decline. Moreover, if new sources of light are developed, our current products and technologies could become less competitive or obsolete. In addition, the price of LEDs has been steadily declining over the past year, which could cause a reduction in margins on sales of LEDs, which could impact our profitability.
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

•
The solar industry has experienced several high profile bankruptcies. Despite our efforts to research the financial health of our solar suppliers, future solvency concerns regarding our suppliers can negatively impact our ability to secure new customers and sell additional PV systems to existing customers.

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
We may not be able to obtain equity capital or debt financing necessary to effectively introduce and commercialize any new alternative renewable energy technologies, to pursue strategic acquisition opportunities or otherwise pursue our growth initiatives.
Our existing capital resources may not be sufficient to effectively introduce and commercialize any new alternative renewable energy technologies identified by Orion Engineered Systems into our product, application and service offerings, to pursue strategic acquisition opportunities or to pursue other growth initiatives. We may not be able to obtain sufficient equity capital and/or debt financing required to do so or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability to us of equity capital or debt financing on acceptable terms and conditions include:

•	The price, volatility and trading volume and history of our common stock.

•	Our current and future financial results and position.

•	The market’s view of our industry and products.

•	The perception in the equity and debt markets of our ability to execute our business plan or achieve our operating results expectations.
Our inability to obtain the capital necessary to introduce new products to the market, to pursue strategic acquisition opportunities or to otherwise pursue our growth opportunities could have an adverse effect on our growth strategy and business operations.
We may pursue additional acquisitions and investments in new product lines, businesses or technologies that involve numerous risks, which could disrupt our business or adversely affect our financial condition and results of operations.
In addition to the contemplated acquisition of all of the outstanding equity interests of Harris, we may pursue additional acquisitions of, or investments in, new product lines, businesses or technologies to expand our current capabilities. We have limited experience in making such acquisitions or investments. Acquisitions present a number of potential risks and challenges that could disrupt our business operations, increase our operating costs or capital expenditure requirements and reduce the value of the acquired product line, business or technology. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel, or businesses might result in significant transaction costs, operating difficulties or unexpected expenditures, and might require significant management attention that would otherwise be available for ongoing development of our business. If we are successful in completing an acquisition, we may not be able to integrate the acquired product line, business or technology into our existing business and products, and we may not achieve the anticipated benefits of any acquisition. Furthermore, potential acquisitions and investments may divert our management's attention, require considerable cash outlays and require substantial additional expenses that could harm our existing operations and adversely affect our results of operations and financial condition. To complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or incur amortization expenses and write-downs of acquired assets, which could dilute the interests of our shareholders or adversely affect our profitability.
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
Our wireless control inventories comprised approximately 51% of our total March 31, 2013 inventory balance of $26.7 million. The components for our wireless inventories are manufactured and assembled overseas and require longer delivery lead times. Suppliers require deposit payments at time of purchase order and suppliers also require volume commitments to secure production capacity. We maintain this significant investment in our wireless controls inventory in order to provide prompt and complete service to our customers. There can be no guarantees that our customers will purchase our wireless technologies or that unforeseen evolutions in technologies may render our inventories unsalable. Additionally, price changes or other circumstances could result in unforeseen valuation adjustments to such inventories, which could have a negative effect on our results of operations and financial condition.
We depend upon a limited number of customers in any given period to generate a substantial portion of our revenue and the loss of significant customers could have an adverse effect on our operations.
We do not have long-term contracts with our customers, and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 44% and 35%, respectively, of our total revenue for fiscal 2012 and 2013. In fiscal 2012 and fiscal 2013, our top customer accounted for 9% and 8% of our total revenues, respectively. We expect large retrofit and roll-out projects and large single location solar projects to continue to be a significant component of our total revenue. As a result, we may experience more customer concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant customers could have a material adverse effect on our results of operations in any given future period.
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
Our future success depends on continued commercial acceptance of our energy management products and services. If we are unable to convince current and potential customers of the advantages of our lighting systems and energy management products and services, then our ability to sell our lighting systems and energy management products and services will be limited. In addition, because the market for energy management products and services is rapidly evolving, we may not be able to accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. If the market for our lighting systems and energy management products and services does not continue to develop, or if the market does not accept our products, then our ability to grow our business could be limited and we may not be able to increase our revenue or achieve profitability.
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
The efficient operation of our business is dependent on our information technology systems. We rely on those systems generally to manage the day-to-day operation of our business, manage relationships with our customers, maintain our research and development data and maintain our financial and accounting records. The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems, or any compromise of the integrity or security of the data we generate from our information technology systems, could adversely affect our results of operations, disrupt our business and product development and make us unable, or severely limit our ability, to respond to customer demands. In addition, our information technology systems are vulnerable to damage or interruption from:
•earthquake, fire, flood and other natural disasters;
•employee or other theft;
•attacks by computer viruses or hackers;
•power outages; and
•computer systems, internet, telecommunications or data network failure.

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
As of March 31, 2013, we had aggregate federal net operating loss carryforwards of approximately $9.9 million and state net operating loss carryforwards of approximately $10.3 million. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us. In fiscal 2008, utilization of our net operating loss carryforwards was limited to $3.0 million. For fiscal 2011, 2012 and 2013, utilization of our net operating loss carryforwards was not limited.
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
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. In Fiscal 2012, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls were not effective due to certain identified material weaknesses. As of March 31, 2013, our internal controls were determined to be effective and the prior year material weaknesses had been remediated. However, the failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of our common stock.
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. If these analysts do not continue to provide adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. Recently, certain analysts that previously covered us ceased coverage because of the limited resources available to it and the relatively low volume of trading in shares of our stock. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
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
We own our approximately 266,000 square foot manufacturing and distribution facility in Manitowoc, Wisconsin. We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our Manitowoc manufacturing and distribution facility. We own our approximately 23,000 square foot sales and operations support facility in Plymouth, Wisconsin. Our Plymouth facility is used by our Orion Engineered Systems segment. We also lease a 5,600 square foot sales and technology office in Houston, Texas and we lease sales office space in Edison, New Jersey and Chicago, Illinois.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse affect on us.
In August 2012, we received a subpoena issued by the SEC requesting certain documents and information generally related to the financial reporting of our sales of solar photovoltaic systems, among other matters. We continue to cooperate with the SEC regarding this non-public, fact-finding inquiry. The SEC has informed us that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of our Common Stock
Our common stock is listed on the NYSE MKT under the symbol “OESX”. The following table sets forth the range of high and low sales prices per share as reported on the NYSE MKT for the periods indicated.

	High	Low
Fiscal 2012
First Quarter	$4.29	$2.99
Second Quarter	$4.10	$2.31
Third Quarter	$3.20	$2.34
Fourth Quarter	$3.46	$2.20
Fiscal 2013
First Quarter	$2.51	$1.90
Second Quarter	$2.41	$1.40
Third Quarter	$1.98	$1.12
Fourth Quarter	$3.09	$1.60
Shareholders
As of June 6, 2013, there were approximately 237 record holders of the 20,181,111 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name. In connection with the potential acquisition of Harris, we will issue unregistered shares of our common stock to pay a portion of the purchase price for the acquisition. Upon the closing of the transaction, we will issue $2.0 million in value of unregistered shares of common stock (based on the trading price of the shares on the NYSE MKT prior to closing). In addition, we may also issue up to an additional $1.0 million in value (based on the trading price of the shares on the NYSE MKT prior to closing) payable in unregistered shares of common stock if the acquired companies achieve certain revenue milestones in calendar year 2013 and/or 2014.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents shares outstanding under the 2003 Stock Option Plan and the 2004 Equity Incentive Plan as of March 31, 2013.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options and Restricted Shares	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (1)
Equity Compensation plans approved by security holders	3,417,523	$3.37	1,632,778
Equity Compensation plans not approved by security holders	—	—	—
Total	3,417,523	$3.37	1,632,778

______________________________

(1)	Excludes shares reflected in the column titled “Number of Securities to be Issued Upon Exercise of Outstanding Options”.
Issuer Purchase of Equity Securities
We did not purchase shares of our common stock during the three month period ended March 31, 2013, and we do not intend to repurchase shares of our common stock in the near term.
Unregistered Sales of Securities
None.
Stock Price Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on March 31, 2008, through March 31, 2013, for (1) our common stock, (2) the Russell 2000 Index and (3) The NASDAQ Clean Edge Green Energy Index. Data for the Russell 2000 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. The stock price performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

	March 31, 2008	March 31, 2009	March 31, 2010	March 31, 2011	March 31, 2012	March 31, 2013
Orion Energy Systems, Inc.	$100	$46	$51	$42	$25	$26
Russell 2000 Index	$100	$63	$102	$128	$128	$149
NASDAQ Clean Edge Green Energy Index	$100	$46	$69	$75	$47	$48

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2011, 2012 and 2013 and the consolidated balance sheet data as of March 31, 2012 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated statements of operations data for the years ended March 31, 2009 and 2010, and the consolidated balance sheet data as of March 31, 2009, 2010 and 2011 have been derived from our audited consolidated financial statements which are not included in this Form 10-K. The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$63,008	$60,882	$75,870	$90,782	$72,604
Service revenue	9,626	7,191	6,167	9,780	13,482
Total revenue	72,634	68,073	82,037	100,562	86,086
Cost of product revenue(1)	42,235	40,063	49,809	62,842	49,551
Cost of service revenue	6,801	5,266	4,589	7,682	9,805
Total cost of revenue	49,036	45,329	54,398	70,524	59,356
Gross profit	23,598	22,744	27,639	30,038	26,730
General and administrative expenses(1)(2)	10,451	12,836	11,686	11,399	13,946
Sales and marketing expenses(1)(2)	11,261	12,596	13,674	15,599	17,129
Research and development expenses(1)	1,942	1,891	2,333	2,518	2,259
(Loss) Income from operations	(56)	(4,579)	(54)	522	(6,604)
Interest expense	(167)	(256)	(406)	(551)	(567)
(Loss) gain on sale of OTA contract receivables	—	(561)	(1,012)	32	—
Extinguishment of debt	—	250	—	—	—
Dividend and interest income	1,661	670	571	850	845
Income (loss) before income tax	1,438	(4,476)	(901)	853	(6,326)
Income tax expense (benefit)(2)	927	(1,003)	(1,242)	370	4,073
Net income (loss)	$511	$(3,473)	$341	$483	$(10,399)
Net income (loss) per share attributable to common shareholders:
Basic	$0.02	$(0.16)	$0.02	$0.02	$(0.50)
Diluted	$0.02	$(0.16)	$0.01	$0.02	$(0.50)
Weighted-average shares outstanding:
Basic	25,352	21,844	22,678	22,953	20,997
Diluted	27,445	21,844	23,198	23,387	20,997
______________________________

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2011	2012	2013
	(in thousands)
Cost of product revenue	$187	$189	$114
General and administrative expenses	560	548	578
Sales and marketing expenses	523	501	451
Research and development expenses	31	29	21
Total stock-based compensation expense	$1,301	$1,267	$1,164

(2)
Includes fiscal 2013 reorganization expenses of $1.9 million in general and administrative expenses, $0.2 million in sales and marketing expenses and a $4.1 million valuation reserve for deferred tax assets in income tax expense.

______________________________

	As of March 31,
	2009	2010	2011	2012	2013
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$36,163	$23,364	$11,560	$23,011	$14,376
Short-term investments	6,490	1,000	1,011	1,016	1,021
Total assets	103,722	104,578	121,087	125,650	102,097
Long-term debt, less current maturities	3,647	3,156	4,225	6,704	4,109
Shareholder notes receivable	—	—	(193)	(221)	(265)
Total shareholders’ equity	$88,695	$88,387	$90,455	$92,769	$77,769

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. See also “Forward-Looking Statements” and Item 1A. “Risk Factors”.
Recent Management Change and Strategic Refocus
In September 2012, our Board of Directors elected John H. Scribante as our new Chief Executive Officer. Prior to his appointment, Mr. Scribante was the President of our Orion Engineered Systems division and had also served in executive sales management positions. As a result of this management change, we refocused our strategic initiatives to include: (i) enhancing and refocusing our sales organization with an emphasis on expanding our direct sales efforts; (ii) streamlining our product development initiatives with a focus on activities that will deliver the greatest return on our investment and disciplined product control releases versus a process of continuous development; and (iii) cost reduction initiatives to deliver profitability. Our strategic refocus delivered immediate financial results during our fiscal 2013 second half resulting in revenue growth versus our fiscal 2012 second half and a return to profitability.
During fiscal 2013, we recorded operating expenses related to reorganization costs of $2.1 million, which included $1.9 million to general and administrative expenses and $0.2 million to sales and marketing expenses. Additionally, we recorded a $4.1 million non-cash income tax expense to establish a valuation allowance against our deferred tax assets.
As part of our cost reduction initiatives, we identified additional cost containment initiatives which we believe will result in annualized cost reductions of approximately $5.2 million. During the fiscal 2013 second half, we implemented all of these cost reduction initiatives, including a reduction in headcount of approximately 18%, the termination of consulting agreements, material and component cost savings in our HIF lighting products, and discretionary spending reductions. We have also identified an additional $2.0 million of annualized cost containment initiatives which we are working towards implementing in the future. These new initiatives will require some time to implement due to contractual obligations, engineering review, production planning and other analysis related to ensuring minimal business interruption and risk. There is no guarantee that we will be able to implement these cost containment opportunities and recognize any of these additional cost savings.
As noted above, we are actively expanding our direct sales force. During fiscal 2013, we have increased our in-market sales force and expect to continue to increase our sales headcount during our fiscal 2014 year. We expect that these additional costs will increase our overall sales and marketing expense in fiscal 2014 by approximately $2.3 million and that the net benefit of these additions and our implemented cost containment initiatives will result in reduced annual expenses of approximately $2.9 million.
In May 2013, we executed a purchase agreement to acquire the equity interest of Harris Manufacturing, Inc. and Harris LED, LLC., or collectively Harris. Harris engineers, designs, sources and manufactures energy efficient lighting systems, including fluorescent and LED lighting solutions, and day-lighting products. We expect the acquisition of Harris to expand our product lines, increase our sales force and provide growth opportunities into markets where we have not had a strong presence, specifically, new construction, retail, commercial office and government. We expect to close the transaction during our fiscal 2014 second quarter, subject to various conditions, including receipt of material third party consents and approvals and other customary closing conditions. The initial purchase price for the transaction is $10 million, subject to closing date adjustments for net working capital, funded debt and certain other items. Subject to such adjustments, the purchase price will be paid in a combination of $5 million of cash, $3 million in a three-year unsecured subordinated note and $2 million of our common stock. Additionally, we may pay up to an additional $1 million in shares of our common stock upon Harris’ post-closing achievement of certain revenue milestones in calendar year 2013 and/or 2014. Harris had unaudited revenue of approximately $14.5 million and unaudited net income of approximately $0.9 million during the year ended December 31, 2012. We expect the transaction to be immediately accretive to our future earnings. Our disclosures and comments that follow, do not include the impact or the anticipated impact of the acquisition of Harris, other than as set forth under Liquidity and Capital Resources.
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
We typically generate a majority of our revenue from sales of high intensity fluorescent, or HIF, lighting systems and related services to commercial and industrial customers. We typically sell our HIF lighting systems in replacement of our customers’ existing high intensity discharge, or HID, fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our HIF lighting systems on a wholesale basis, principally to electrical contractors and value-added resellers to sell to their own customer bases.
We have more recently introduced new products of our light emitting diode, or LED, lighting and energy management systems. We believe that we have taken a responsible approach to this emerging technology. Based upon recent improvements, including drastic reduction of chip prices, availability of name-brand drivers and the integration with our InteLite controls offerings, we believe that LED will become a larger part of our overall interior and exterior lighting strategy in the future. We believe that our new LED product offerings also present new opportunities in the hospitality, health care, education, office and general retail markets, in addition to strengthening our position as an energy management leader in the commercial, industrial and food service markets.
We have sold and installed more than 2.5 million of our HIF lighting systems in more than 9,090 facilities from December 1, 2001 through March 31, 2013. Our top direct customers by revenue in fiscal 2013 included Coca-Cola Enterprises Inc., PepsiCo Inc.,U.S. Foodservice, SYSCO Corp., Quad Graphics, Inc. and Wakefern Food Corporation.
Our fiscal year ends on March 31. We call our fiscal years which ended on March 31, 2011, 2012 and 2013, “fiscal 2011,” “fiscal 2012” and “fiscal 2013,” respectively. Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Because of the recessed state of the global economy since 2009, especially as it impacts capital equipment manufacturers, our results for fiscal 2013 continued to be impacted by lengthened customer sales cycles and sluggish customer capital spending. To address these difficult economic conditions, we implemented several cost reduction initiatives. During the second quarter of fiscal 2011, we identified $1 million of annualized cost reductions related to decreased product costs, improved manufacturing efficiencies and reduced operating expenses. We realized these cost reductions beginning during the fiscal 2011 third quarter through reduction in general and administrative expenses and improved product margins for our HIF lighting systems. During fiscal 2012, in recognition of an improving economy compared to the previous year, we focused our efforts on activities to increase revenue. These investments included the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and hiring of personnel in Houston, Texas and headcount additions to our retail sales force and our engineered systems division. During fiscal 2013, we implemented additional cost containment initiatives as described in the preceding section titled "Recent Management Change and Strategic Refocus".
In response to the constraints on our customers’ capital spending budgets, we have more aggressively promoted the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse and recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. The majority of these sales occur on a non-recourse basis. During fiscal 2013, approximately 73.3% of our total completed OTA contracts were financed directly through third party equipment finance companies. In the future, we intend to continue to utilize third party finance companies to fund the majority of our OTA contracts. Additionally, during fiscal 2012 we completed a $5.0 million OTA line-of-credit for the purpose of funding OTA projects upon the project completion and customer acceptance, for which we chose to hold the contracts internally. In the future, we do not intend to fund OTA contracts through debt borrowings. In future periods, the number of customers who choose to purchase our systems by using our OTA financing program will be dependent upon our relationships with third party equipment finance companies, the extent to which customers' choose to use their own capital budgets and the extent to which customers' choose to enter into finance contracts. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar Power Purchase Agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and have been able to secure several external sources of funding for PPA’s on behalf of our customers.

In August 2009, we created our engineered systems division, which has been offering our customers additional alternative renewable energy systems. During our fiscal 2011 second quarter, we received an $8.3 million cash order for a solar PV generating system for which we recognized revenue in fiscal 2012. During fiscal 2012, we recorded $51.6 million in new contracted revenues across 20 contracts. During fiscal 2013, we did not sign any significant new solar contracts. We attribute this to the December 2011 expiration of federal cash grants available for solar projects, declining solar prices for panels, an unstable supply environment, including bankruptcy filings from several solar panel suppliers, and a decline in the value of state and utility incentives. Due to the reduction in new solar contracts, during the back half of fiscal 2013 we redeployed some of our engineered systems personnel to focus on the sales and project management support of our HIF lighting systems. We are currently focused on solar opportunities in markets where electricity costs are high and there are incentive markets that provide funding to support these projects.
Despite our fiscal 2013 first half performance, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our return to profitability during our fiscal 2013 second half, our backlog of orders entering fiscal 2014, our investments into our retail sales force and our intentions to continue to expand our retail sales force during fiscal 2014, our cost containment initiatives and opportunities, the increasing volume of unit sales of our new products, specifically our exterior HIF fixtures and the opportunities to increase sales through our new LED products which will allow us to expand into new markets. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, the continued development of our new products and product enhancements, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems division and the opportunity to increase gross margins through the leverage of our under-utilized manufacturing capacity.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the substantial majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our installation and recycling service revenues are recognized when services are complete and customer acceptance has been received. In fiscal 2011 and fiscal 2012, we increased our efforts to expand our value-added reseller channels, including through developing a partner standard operating procedural kit, providing our partners with product marketing materials and providing training to channel partners on our sales methodologies. These wholesale channels accounted for approximately 54%, 64% and 59% of our total revenue volume in fiscal 2011, fiscal 2012 and fiscal 2013, respectively, not taking into consideration our renewable technologies revenue generated through our engineered systems division. In fiscal 2012, we focused our expansion efforts on our direct retail sales channel through the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and personnel in Houston, Texas and headcount additions to our retail sales force and our engineered systems division. During the fiscal 2013 second half, we reengineered our telemarketing call center for the purpose of improving the quality of leads and increasing sales closing ratios. We also continued the expansion of a direct in-market sales force and intend to continue increasing the number of direct sales personnel during fiscal 2014.
Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. The OTA program was established to assist customers who are interested in purchasing our energy management systems but who have capital expenditure budget limitations. Our OTA contracts are capital leases under GAAP and we record revenue at the present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customers acknowledgment that the system is operating as specified. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments.
In fiscal 2011, we recognized $10.7 million of revenue from 127 completed OTA contracts. In fiscal 2012, we recognized $10.2 million of revenue from 139 completed OTA contracts. In fiscal 2013, we recognized $6.7 million of revenue from 128 completed OTA contracts.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2011, we recognized $0.4 million of revenue from completed PPAs. In fiscal 2012, we recognized $0.6 million of revenue from completed PPAs. In fiscal 2013, we recognized $0.7 million of revenue from completed PPAs. As of March 31, 2013, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $2.3 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of March 31, 2013 (in thousands):

Fiscal 2014	$451
Fiscal 2015	247
Fiscal 2016	247
Fiscal 2017	247
Fiscal 2018	246
Beyond	867
Total expected future discounted revenue from PPA's	$2,305
For sales of our solar PV systems, which are governed by customer contracts that require us to deliver functioning solar power systems and are generally completed within three to 15 months from the start of project construction, we recognize revenue from fixed price construction contracts using the percentage-of-completion method. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based upon the percentage of incurred costs to estimated total forecasted costs. We have determined that the appropriate method of measuring progress on these sales is measured by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. The percentage-of-completion method requires revenue recognition from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. We perform periodic evaluations of the progress of the installation of the solar PV systems using actual costs incurred over total estimated costs to complete a project. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.
We recognize revenue on product only sales of our lighting and energy management systems at the time of shipment. For lighting and energy management systems projects consisting of multiple elements of revenue, such as a combination of product sales and services, we recognize revenue by allocating the total contract revenue to each element based on their relative selling prices. We determine the selling price of each element based upon management’s best estimate giving consideration to pricing practices, margin objectives, competition, scope and size of individual projects, geographies in which we offer our products and services and internal costs. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their relative selling price, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 31%, 44% and 35% of our total revenue for fiscal 2011, fiscal 2012 and fiscal 2013, respectively. No customer accounted for more than 10% of our total revenue in any of fiscal 2011, 2012 or 2013. To the extent that large retrofit and roll-out projects and/or large solar projects or solar roll-outs become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA and PPA programs and any new products, applications and service that we may introduce through our engineered systems division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the rate at which we expand our direct salesforce; (iv) our ability to realize revenue from our services; (v) market conditions; (vi) the level of our wholesale sales; (vii) our execution of our sales process; (viii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (ix) the selling price of our products and services; (x) changes in capital investment levels by our customers and prospects; and (xi) customer sales and budget cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.

Contracted Revenue. Although “Contracted Revenue” is not a term recognized under GAAP, since the volume of our OTA and solar business is expected to continue to increase and because our OTA revenues are not recognized until project completion occurs and our solar contracts are recognized over a longer time period, we believe Contracted Revenue provides our management and investors with an informative measure of our relative order activity for any particular period. We define Contracted Revenue as the total contractual value of all firm purchase orders received for our products and services and the discounted future cash flows expected, including all renewal periods, for all OTAs upon the execution of the contract and the discounted value of future potential revenue from energy generation over the life of all PPAs along with the discounted value of revenue for renewable energy credits, or RECs, for as long as the REC programs are currently defined to be in existence with the governing body. For cash Contracted Revenue for sales of our HIF lighting and energy management systems, we generally expect that we will begin to recognize GAAP revenue within 30 days from receipt of purchase order. For cash Contracted Revenue for sales of our solar PV systems, we generally expect that we will begin to recognize GAAP revenue within three to 24 months, from receipt of purchase order. For OTA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the agreements within 90-120 days from the firm contract date. For PPA Contracted Revenue, we generally expect that we will begin to recognize GAAP revenue under the terms of the PPAs within 180 days from the firm contract date. We believe that total Contracted Revenues are a key financial metric for evaluating and measuring our performance because the measure is an indicator of our success in our customers’ adoption and acceptance of our energy products and services as it measures firm contracted revenue value, regardless of the contract’s cash or deferred financial structure and the related different GAAP revenue recognition treatment. In fiscal 2011, total Contracted Revenue was $103.9 million, an increase of 41% compared to fiscal 2010, which included $14.6 million of expected potential gross cash flow streams associated with OTAs and $1.9 million of potential discounted revenue streams from PPAs. In fiscal 2012, total Contracted Revenue was $122.6 million, an increase of 18% compared to fiscal 2011, which included $8.9 million of discounted cash flow streams associated with OTAs and $0 of potential discounted revenue streams from PPAs. In fiscal 2013, total Contracted Revenue was $75.5 million, a decrease of 38% compared to fiscal 2012, which included $5.9 million of discounted cash flow streams associated with OTAs and $0 of potential discounted revenue streams from PPAs. A reconciliation of our Contracted Revenues to our GAAP revenues is as follows:

	Fiscal Year ended March 31, 2012	Fiscal Year ended March 31, 2013
Total Contracted Revenues	$122.6	$75.5
Change in backlog(1)	(24.5)	19.5
Solar PV change orders(2)	4.3	—
Change in solar contracts(3)	—	(10.1)
PPA GAAP revenue recognized	0.6	0.7
Other miscellaneous(4)	(2.4)	0.5
Revenue – GAAP basis	$100.6	$86.1
______________________________

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

(3)
Change in solar contracts reflects the decrease in contracted revenue related to customer contracts that were terminated due to a contingency concern or were expected to be sold to other integrators at a discounted rate.

(4)
Other miscellaneous includes a reduction from OTA contracted revenues measured at gross future cash flows and GAAP revenue measured at the net present value of future cash flows for completed OTA projects.

Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of March 31, 2011, we had a backlog of firm purchase orders of approximately $21.2 million, which included $17.0 million of solar PV orders. As of March 31, 2012, we had a backlog of firm purchase orders of approximately $41.4 million, which included $36.1 million of solar PV orders. As of March 31, 2013, we had a backlog of firm purchase orders of approximately $21.9 million, which included $20.2 million of solar PV orders. We expect $15.9 million of our $20.2 million solar backlog as of March 31, 2013 to be converted into revenue during fiscal 2014. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be converted into revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months from the time construction of the system begins, although during fiscal 2012, we received an $18.3 million single order for which the solar PV system construction will not begin until our fiscal 2014. As a result of the decreased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) materials for sales of solar PV systems through our engineered systems division, including solar panels, inverters and wiring; (iv) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (v) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (vi) warranty expenses; (vii) installation and integration; and (viii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate through the recycling of old scrap fixtures through our facility which contain similar content of aluminum when compared to our new fixtures. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier, and a majority of our ballast and lamp components from a single supplier, although we believe we could obtain sufficient quantities of these raw materials and components on a price and quality competitive basis from other suppliers if necessary. Purchases from our current primary supplier of ballast and lamp components constituted 22%, 14% and 4% of our total cost of revenue in fiscal 2011, fiscal 2012 and fiscal 2013, respectively. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgement that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2012 we reduced headcount and improved production product flow through reengineering of our assembly stations. During fiscal 2013, we reduced indirect headcount as part of our cost containment initiative.
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
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) sales and marketing expenses; and (iii) research and development expenses. Personnel related costs are our largest operating expense. In fiscal 2012, we increased headcount in our sales areas for telemarketing and direct sales employees. In fiscal 2013, we decreased headcount as part of our cost containment initiatives. In fiscal 2014, we expect to increase headcount in our sales areas for direct sales employees.
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
Our sales and marketing expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges related to our sales and marketing organization; (ii) internal and external sales commissions and bonuses; (iii) travel, lodging and other out-of-pocket expenses associated with our selling efforts; (iv) marketing programs; (v) pre-sales costs; (vi) bad debt and (vii) other related overhead.
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
In fiscal 2011, our operating expenses increased as a result of investments in marketing efforts to our direct end customers and to our channel partners through increasing advertising, marketing collateral materials and participation in national industry and customer trade shows. In fiscal 2012, we invested in sales expansion initiatives, including the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and hiring of personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems division. During the back half of fiscal 2013, we initiated cost containment efforts that reduced expenses related to compensation, consulting and other discretionary spending. We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue. We intend to continue to invest in the expansion of our in-market direct sales force during fiscal 2014. We also intend to continue investing in our research and development of new and enhanced energy management products and services.
We recognize compensation expense for the fair value of our stock option awards and restricted stock awards granted over their related vesting period. We recognized $1.3 million, $1.3 million and $1.2 million of stock-based compensation expense in fiscal 2011, fiscal 2012 and fiscal 2013, respectively. As a result of prior option and restricted stock grants, including awards in fiscal 2013, we expect to recognize an additional $3.0 million of stock-based compensation over a weighted average period of approximately six years. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Dividend and Interest Income. We report interest income earned from our financed OTA contracts and on our cash and cash equivalents and short term investments. For fiscal 2011 and fiscal 2012, our interest income increased as a result of the increasing OTA finance contracts completed that we retained ownership of the contracts and the related interest charged to customers. For fiscal 2013, our interest income declined slightly as we began to decrease the number of OTA finance contracts where we retained the ownership of the contract. Instead, we elected to utilize our third party equipment finance providers directly and we recorded no interest income on those transactions.
Income Taxes. As of March 31, 2013, we had net operating loss carryforwards of approximately $9.9 million for federal tax purposes and $10.3 million for state tax purposes. Included in these loss carryforwards were $3.0 million for federal and $4.1 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.4 million and state tax credits of $0.7 million as of March 31, 2013. A valuation allowance has been set up to fully reserve for our net operating losses and our tax credits. It is possible that we may not be able to utilize the full benefit of our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 – 2033. Our valuation allowance for deferred tax assets is based upon our cumulative three year operating losses.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. There was no limitation that occurred for fiscal 2011, fiscal 2012 or fiscal 2013. We do not believe that this change will impact our overall ability to use our full remaining net operating loss carryforwards during the time period that they are available to us.
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below:

	Fiscal Year Ended March 31,
	2011		2012			2013
	(Dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	% Change
Product revenue	$75,870	92.5%	$90,782	90.3%	19.7%	$72,604	84.3%	(20.0)%
Service revenue	6,167	7.5%	9,780	9.7%	58.6%	13,482	15.7%	37.9%
Total revenue	82,037	100.0%	100,562	100.0%	22.6%	86,086	100.0%	(14.4)%
Cost of product revenue	49,809	60.7%	62,842	62.5%	26.2%	49,551	57.5%	(21.1)%
Cost of service revenue	4,589	5.6%	7,682	7.6%	67.4%	9,805	11.4%	27.6%
Total cost of revenue	54,398	66.3%	70,524	70.1%	29.6%	59,356	68.9%	(15.8)%
Gross profit	27,639	33.7%	30,038	29.9%	8.7%	26,730	31.1%	(11.0)%
General and administrative expenses	11,686	14.2%	11,399	11.3%	(2.5)%	13,946	16.2%	22.3%
Sales and marketing expenses	13,674	16.7%	15,599	15.5%	14.1%	17,129	19.9%	9.8%
Research and development expenses	2,333	2.9%	2,518	2.5%	7.9%	2,259	2.7%	(10.3)%
(Loss) income from operations	(54)	(0.1)%	522	0.5%	(1,066.7)%	(6,604)	(7.7)%	(1,365.1)%
Interest expense	(406)	(0.5)%	(551)	(0.5)%	35.7%	(567)	(0.6)%	2.9%
(Loss) gain on sale of OTA contract receivables	(1,012)	(1.2)%	32	—%	(103.2)%	—	—%	—%
Interest income	571	0.7%	850	0.9%	48.9%	845	1.0%	(0.6)%
(Loss) income before income tax	(901)	(1.1)%	853	0.9%	(194.7)%	(6,326)	(7.3)%	(841.6)%
Income tax (benefit) expense	(1,242)	(1.5)%	370	0.4%	(129.8)%	4,073	4.8%	1,000.8%
Net income (loss)	$341	0.4%	$483	0.5%	41.6%	$(10,399)	(12.1)%	(2,253.0)%
Consolidated Results
Fiscal 2013 Compared to Fiscal 2012
Revenue. Product revenue decreased from $90.8 million for fiscal 2012 to $72.6 million for fiscal 2013, a decrease of $18.2 million, or 20.0%. The decrease in product revenue was due to a decrease of $12.9 million from our sales of solar photovoltaic, or PV, systems. During fiscal 2012, we constructed several large solar PV systems and completed fewer projects of similar size during fiscal 2013. Additionally, material prices have fallen related to solar panels and materials during the last 18 months. Product revenue from energy efficiency projects decreased by $5.3 million, predominantly occurring during our fiscal 2013 first half on reduced direct market sales. Service revenue increased from $9.8 million for fiscal 2012 to $13.5 million for fiscal 2013, an increase of $3.7 million, or 37.9%. The increase in service revenue was due to an increase of $3.1 million from the related installation services resulting from solar PV systems installed during fiscal 2013. As mentioned above, as solar panel prices have declined, service revenue has become a higher percentage of the total revenue contracted from a solar PV project. Our service revenue from sales of our HIF energy efficiency systems increased $0.6 million as a result of the decrease in wholesale revenue from efficiency project sales. We believe that our HIF energy efficiency business continues to be challenged by a difficult capital spending environment.
Cost of Revenue and Gross Margin. Cost of product revenue decreased from $62.8 million for fiscal 2012 to $49.6 million for fiscal 2013, a decrease of $13.2 million, or 21.1%. Cost of service revenue increased from $7.7 million for fiscal 2012 to $9.8 million for fiscal 2013, an increase of $2.1 million, or 27.6%. Total gross margin increased from 29.9% for fiscal 2012 to 31.1% for fiscal 2013. For fiscal 2013, our gross margin percentage increased due to improved project margins from sales of solar PV systems and to cost containment initiatives in our manufacturing operations during the back half of fiscal 2013. Our gross margin on renewable revenues was 18.2 % during fiscal 2012 compared to 30.5% during fiscal 2013. The increase in gross margin percentage was due to negotiated contract cost reductions and efficiencies in our project management and contracted expenses. Gross margin from our HIF integrated systems revenue for fiscal 2012 was 34.5% compared to 31.2% for fiscal 2013. The decrease in HIF gross margin percentage was due to the decrease in HIF revenue occurring during the fiscal 2013 first half and the impact of our fixed manufacturing costs.
Operating Expenses

General and Administrative. Our general and administrative expenses increased from $11.4 million for fiscal 2012 to $13.9 million for fiscal 2013, an increase of $2.5 million, or 22.3%. The increase for fiscal 2013 was due to expenses of $1.9 million resulting from our reorganization initiatives, increased legal expenses related to unusual items of $1.1 million, increased compensation expenses of $0.4 million related to our second half of fiscal 2013 bonus plan and increased audit expenses of $0.2 million related to the re-audit of our fiscal 2011 financial statements. These increases in expenses were partially offset by headcount reductions and discretionary spending reductions that occurred during the second half of fiscal 2013.
Sales and Marketing. Our sales and marketing expenses increased from $15.6 million for fiscal 2012 to $17.1 million for fiscal 2013, an increase of $1.5 million, or 9.8%. The increase was due to the full year impact incurred during the first half of fiscal 2013 of headcount additions from our prior year investment into the formation and staffing of our telemarketing function, the establishment and staffing of our Houston technology center, headcount additions for sales and project management to support the increase in our solar PV backlog and headcount additions for in-market efficiency sales. We reduced headcount in the back half of fiscal 2013 as part of our cost reduction initiatives. Additional increases were due to commission expense from solar projects of $0.4 million, increased depreciation of $0.3 million due to investments in information systems, increased severance expense of $0.2 million due to headcount reductions and a $0.2 million increase in bad debt versus the prior year.
Research and Development. Our research and development expenses decreased from $2.5 million for fiscal 2012 to $2.3 million for fiscal 2013, a decrease of $0.2 million, or 10.3%. The decrease was due to decreased consulting expenses and reduced development and product testing costs related to our energy management controls initiatives.
Interest Expense. Our interest expense increased from $551,000 for fiscal 2012 to $567,000 for fiscal 2013, an increase of $16,000, or 2.9%. The increase in our interest expense was due to the full year impact of additional debt funding completed during fiscal 2012 for the purpose of financing our OTA projects.
Gain on sale of receivables. Our gain from the sale of receivables from our OTA contracts decreased from $32,000 for fiscal 2012 to $0 for fiscal 2013. Due to the establishment of multiple financing arrangements for OTAs during fiscal 2012 and 2013, in future periods, we do not expect to sell OTA contracts at levels similar to fiscal 2011 or fiscal 2012.
Interest Income. Our interest income was relatively unchanged from fiscal 2012 to fiscal 2013. In the future, we expect our interest income to decrease as we continue to utilize third party finance providers for our OTA projects.
Income Taxes. Our income tax expense increased from $0.4 million for fiscal 2012 to income tax expense of $4.1 million for fiscal 2013, an increase of $3.7 million, or 1,000.8%. During fiscal 2013, we recorded a valuation reserve against our deferred tax assets in the amount of $4.1 million due to uncertainty over the realization value of these assets in the future. Our effective income tax rate for fiscal 2012 was 43.3%, compared to (64.4)% for fiscal 2013. The change in effective rate was due primarily to the impact of the valuation reserve.
Contracted Revenue. Total contracted revenue decreased from $122.6 million for fiscal 2012 to $75.5 million for fiscal 2013, a decrease of $47.1 million, or 38.4%. We attribute this decrease in contracted revenue to a decrease in orders for renewable technologies through our engineered systems division. This decrease was due to a difficult environment in fiscal 2013 due to volatility in pricing of solar materials, uncertainty over the viability of certain suppliers in the solar industry, a decline in pricing for renewable energy credits generated from solar PV systems and the expiration of certain cash tax benefits provided through calendar year 2011.
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
Cost of Revenue and Gross Margin. Cost of product revenue increased from $49.8 million for fiscal 2011 to $62.8 million for fiscal 2012, an increase of $13.0 million, or 26.2%. Cost of service revenue increased from $4.6 million for fiscal 2011 to $7.7 million for fiscal 2012, an increase of $3.1 million, or 67.4%. Total gross margins declined from 33.7% for fiscal 2011 to 29.9% for fiscal 2012. The decrease in total gross margin in fiscal 2012 was due to the higher mix of renewables revenue which have lower gross margins than sales of our HIF energy management systems. Gross margins from the sale of our solar PV systems were 18.2% for fiscal 2012. Gross margins from the sale of our HIF energy management systems were 34.5% for fiscal 2012. The negative impact from the product mix shift was partially offset by cost containment efforts through improved production efficiencies resulting from the reengineering of our assembly process and reductions in discretionary spending.
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
Energy Management Segment
The following table summarizes the energy management segment operating results:

	For the year ended March 31,
(dollars in thousands)	2011	2012	2013
Revenues	$77,861	$72,097	$67,437
Operating income	$6,460	$4,974	$245
Operating margin	8.3%	6.9%	0.4%
Fiscal 2013 Compared to Fiscal 2012
Energy management segment revenue decreased from $72.1 million for fiscal 2012 to $67.4 million for fiscal 2013, a decrease of $4.7 million, or 6.5%. The decrease was due to decreased sales of our HIF lighting systems due to capital spending constraints resulting from a challenging economic environment.
Energy Management segment operating income decreased from $5.0 million for fiscal 2012 to $0.2 million for fiscal 2013, a decrease of $4.8 million, or 95.1%. The decrease in operating income for fiscal 2013 was a result of the decreased revenue and the increase in selling and marketing expense resulting from the headcount additions for our telemarketing and retail sales initiatives that occurred during the first half of fiscal 2013.
Fiscal 2012 Compared to Fiscal 2011
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
Engineered Systems Segment
The following table summarizes the engineered systems segment operating results:

	For the year ended March 31,
(dollars in thousands)	2011	2012	2013
Revenues	$4,176	$28,465	$18,649
Operating income	$(1,507)	$569	$671
Operating margin	(36.1)%	2.0%	3.6%
Fiscal 2013 Compared to Fiscal 2012
Engineered systems segment revenue decreased from $28.5 million for fiscal 2012 to $18.6 million for fiscal 2013, a decrease of $9.9 million, or 34.5%. The decrease was due to a decrease in the number of and the relative size of the renewable PV systems under construction during fiscal 2013 versus the prior year. Additionally, we did not sign any new significant contracts during fiscal 2013 as a result of expired federal cash grants, uncertainty over supply and costs of solar panels and reductions in state and utility incentives.
Engineered systems segment operating income increased from $0.6 million for fiscal 2012 to $0.7 million of operating income for fiscal 2013, an increase of $0.1 million, or 17.9%. The increase in operating income for fiscal 2013 was a result of an improvement in managing contract costs related to our project and construction management activities.
Fiscal 2012 Compared to Fiscal 2011
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
Quarterly Results of Operations
The following tables present our unaudited quarterly results of operations for the last eight fiscal quarters in the period ended March 31, 2013 (i) on an absolute dollar basis (in thousands) and (ii) as a percentage of total revenue for the applicable fiscal quarter. You should read the following tables in conjunction with our consolidated financial statements and related notes contained elsewhere in this Form 10-K. In our opinion, the unaudited financial information presented below has been prepared on the same basis as our audited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our operating results for the fiscal quarters presented. Operating results for any fiscal quarter are not necessarily indicative of the results for any future fiscal quarters or for a full fiscal year.

	For the Three Months Ended
	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013
	(in thousands, unaudited)
Product revenue	$17,361	$30,111	$24,274	$19,036	$13,580	$16,931	$22,660	$19,433
Service revenue	860	3,364	3,132	2,424	1,730	2,477	6,427	2,848
Total revenue	18,221	33,475	27,406	21,460	15,310	19,408	29,087	22,281
Cost of product revenue	11,592	21,447	17,445	12,358	9,597	11,867	15,708	12,379
Cost of service revenue	622	2,647	2,447	1,966	1,340	1,736	4,798	1,931
Total cost of revenue	12,214	24,094	19,892	14,324	10,937	13,603	20,506	14,310
Gross profit	6,007	9,381	7,514	7,136	4,373	5,805	8,581	7,971
General and administrative expenses	3,075	2,748	2,848	2,728	3,302	4,638	2,848	3,158
Sales and marketing expenses	3,775	3,728	4,054	4,042	3,952	4,561	4,730	3,886
Research and development expenses	622	597	552	747	697	710	427	425
Income (loss) from operations	(1,465)	2,308	60	(381)	(3,578)	(4,104)	576	502
Interest expense	(87)	(150)	(160)	(154)	(161)	(142)	(138)	(126)
(Loss) gain on sale of asset	—	26	4	2	—	—	—	—
Interest income	154	214	226	256	225	218	213	189
Income (loss) before income tax	(1,398)	2,398	130	(277)	(3,514)	(4,028)	651	565
Income tax expense (benefit)	(606)	1,040	56	(120)	(1,574)	5,631	—	16
Net income (loss)	$(792)	$1,358	$74	$(157)	$(1,940)	$(9,659)	$651	$549

	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013
	(in thousands, unaudited)
Product revenue	95.3%	90.0%	88.6%	88.7%	88.7%	87.2%	77.9%	87.2%
Service revenue	4.7%	10.0%	11.4%	11.3%	11.3%	12.8%	22.1%	12.8%
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product revenue	63.6%	64.1%	63.7%	57.6%	62.7%	61.1%	54.0%	55.6%
Cost of service revenue	3.4%	7.9%	8.9%	9.1%	8.7%	9.0%	16.5%	8.6%
Total cost of revenue	67.0%	72.0%	72.6%	66.7%	71.4%	70.1%	70.5%	64.2%
Gross margin	33.0%	28.0%	27.4%	33.3%	28.6%	29.9%	29.5%	35.8%
General and administrative expenses	16.9%	8.2%	10.4%	12.7%	21.6%	23.9%	9.8%	14.2%
Sales and marketing expenses	20.7%	11.1%	14.8%	18.8%	25.8%	23.5%	16.3%	17.4%
Research and development expenses	3.4%	1.8%	2.0%	3.6%	4.6%	3.6%	1.4%	1.9%
Income (loss) from operations	(8.0)%	6.9%	0.2%	(1.8)%	(23.4)%	(21.1)%	2.0%	2.3%
Interest expense	(0.5)%	(0.4)%	(0.5)%	(0.7)%	(1.1)%	(0.8)%	(0.5)%	(0.6)%
(Loss) gain on sale of asset	0.0%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Interest income	0.8%	0.6%	0.8%	1.2%	1.5%	1.1%	0.7%	0.8%
Income (loss) before income tax	(7.7)%	7.2%	0.5%	(1.3)%	(23.0)%	(20.8)%	2.2%	2.5%
Income tax expense (benefit)	(3.4)%	3.1%	0.2%	(0.6)%	(10.3)%	29.0%	0.0%	0.0%
Net income (loss)	(4.3)%	4.1%	0.3%	(0.7)%	(12.7)%	(49.8)%	2.2%	2.5%
Our total revenue can fluctuate from quarter to quarter depending on the purchasing decisions of our customers and our overall level of sales activity. Historically, our energy management customers have tended to increase their purchases near the beginning or end of their capital budget cycles, which tend to correspond to the beginning or end of the calendar year. As a result, we have in the past experienced lower relative total revenue in our fiscal first and second quarters and higher relative total revenue in our fiscal third quarter. Our more recent engineered systems solar revenues have resulted in higher total revenue during our fiscal second and third quarters due to construction seasons and system installation progress occurring during those periods. We expect that there may be future variations in our quarterly total revenue depending on our level of national account roll-out projects, acquisitions, wholesale sales and the size and geographic locations of our PV solar systems projects. Our results for any particular fiscal quarter may not be indicative of results for other fiscal quarters or an entire fiscal year.
Liquidity and Capital Resources
Overview

We had approximately $14.4 million in cash and cash equivalents and $1.0 million in short-term investments as of March 31, 2013 compared to $23.0 million in cash and cash equivalents and $1.0 million in short-term investments as of March 31, 2012. Our cash equivalents are invested in money market accounts and bank certificates of deposits with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of June 2013 and a yield of 0.5%. Our decrease in cash during fiscal 2013 was primarily due to our repurchase of common stock in the amount of $6.0 million and our capital spending of $2.2 million. In October 2012, we halted our common share repurchase program and our capital spending has declined significantly as a result of our strategic refocus. We believe these activities have stabilized our previously declining cash balance.
In May 2013, we entered into a purchase agreement to acquire Harris. The purchase price for the acquisition is approximately $10 million, subject to up to an additional $1.0 million payable in unregistered shares of our common stock upon the achievement of certain revenue milestones in calendar year 2013 and/or 2014. We expect to close the Harris acquisition during our fiscal 2014 second quarter. Upon closing, the purchase price will be paid in a combination of $5.0 million in cash, a $3.0 million unsecured promissory note and the issuance of $2.0 million in shares of our Common Stock. We believe our existing cash balances are sufficient to meet our closing obligations and to fund Harris' expected near-term working capital requirements.
During fiscal 2011, we funded $2.3 million for our investment in company owned equipment under our PPA projects. We do not expect to use our own cash in the future to fund PPA project opportunities and are investigating financing options with third parties to fund future solar projects. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. Additionally, we completed a $5.0 million OTA line-of-credit with immediate availability for the purpose of funding OTA projects upon the project completion and customer acceptance, for which we choose to hold the contracts internally. We have multiple funding sources for our OTA projects. During fiscal 2013, 73.3% of our total completed OTAs were financed by the purchase directly with third party equipment finance companies. In the future, we do not intend to fund OTA contracts through debt borrowings. In fiscal 2011, we completed two separate debt financing transactions with a regional bank to provide funding for a pool of individual OTA contracts that we hold the contracts for. We believe that having multiple funding sources for our internally held OTA contracts, as well as having multiple external sources to purchase the OTA contracts out-right, has greatly reduced the cash strain created by funding these contracts ourselves and is no longer an impediment to our ability to increase the number of OTA contracts we complete in the future.
The return to a recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries and postponements of incoming orders. However, we believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility with J.P. Morgan Chase Bank, N.A. will be sufficient to meet our anticipated cash needs for the next 12 months. As a result of the $14.4 million in cash and cash equivalents as of March 31, 2013, we do not anticipate drawing on our revolving line of credit nor do we expect to use significant amounts of our cash balances for operating activities during fiscal 2014 other than in connection with our potential acquisition of Harris. Our future working capital requirements thereafter will depend on many factors, including our rate of revenue, our rate of OTA growth and our ability to maintain external funding for our OTA contracts, our rate of investment into our financed sales programs, our introduction of new products and services and enhancements to our existing energy management system, the timing and extent of expansions of our sales force and other administrative and production personnel, the timing and extent of advertising and promotional campaigns, and our research and development activities.
Cash Flows
The following table summarizes our cash flows for our fiscal 2011, fiscal 2012 and fiscal 2013:

	Fiscal Year Ended March 31,
	2011	2012	2013
	(in thousands)
Operating activities	$(8,645)	$11,495	$2,261
Investing activities	(5,121)	(4,532)	(2,271)
Financing activities	1,962	4,488	(8,625)
(Decrease) increase in cash and cash equivalents	$(11,804)	$11,451	$(8,635)
Cash Flows Related to Operating Activities. Cash used in operating activities primarily consist of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash provided from operating activities for fiscal 2013 was $2.3 million and consisted of net cash provided by changes in operating assets and liabilities of $1.9 million and a net loss adjusted for non-cash expense items of $0.4 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $3.7 million in inventory on decreased purchases of lighting components, predominantly fluorescent lamps and ballasts, a decrease in accounts receivable of $2.5 million on increased collections, an increase in accrued expenses of $2.2 million due to the timing of reorganization expenses, accrued bonus expenses and increased accrued legal expenses, and a decrease in prepaid and other assets of $1.3 million for unbilled revenue related to solar projects where construction progress is billed to the customer at the beginning of the month following the month in which the work was performed. Cash used from changes in operating assets and liabilities included a $6.5 million decrease in accounts payable due to payments during the second half of fiscal 2013 resulting from the settlement of vendor disputes and a decrease in deferred revenue of $1.5 million due to the timing of advanced billings and the achievement of performance criteria for revenue recognition.
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
Cash Flows Related to Investing Activities. Cash used in investing activities was $5.1 million, $4.5 million and $2.3 million for fiscal 2011, 2012 and 2013, respectively. In fiscal 2013, we invested $2.2 million for capital improvements related to our product development, information technology systems, manufacturing improvements and facility investments and $0.2 million for investment in patent activities. In fiscal 2012, we invested $4.3 million for capital improvements related to our information systems, facilities, renewables and manufacturing improvements and $0.2 million for patent investments. In fiscal 2011, we invested a net $2.3 million in equipment related to our PPA finance programs, $2.6 million for capital improvements related to our information technology systems, renewable technologies, manufacturing and tooling improvements and facility investments and $0.2 million for patent investments.
Cash Flows Related to Financing Activities. Cash used in financing activities was $8.6 million for fiscal 2013. This included $6.0 million used for repurchases of shares of our common stock and $3.2 million for repayment of long-term debt. In October 2012, we halted our common stock repurchase program. Cash flows provided by financing activities included $0.4 million in new short-term debt borrowings to fund equipment lease buyouts, $0.1 million received from stock option exercises and shareholder note repayments and $0.1 million for excess tax benefits from stock based compensation.
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
Working Capital
Our net working capital as of March 31, 2013 was $34.8 million, consisting of $53.6 million in current assets and $18.8 million in current liabilities. Our net working capital as of March 31, 2012 was $44.5 million, consisting of $67.2 million in current assets and $22.7 million in current liabilities. Our current accounts receivables decreased from our prior fiscal year end by $0.8 million as a result of increased collections. Our net collection terms for solar PV sales are typically net 25 days or less versus our 30-60 day collection terms for sales of our HIF lighting and energy management systems. Our current inventories decreased from our fiscal 2012 year end by $2.9 million due to a decrease in the level of lighting component inventories.
During fiscal 2012, we had increased our inventories of fluorescent lamps by $2.2 million due to concerns over shortages of rare earth minerals used in the production of fluorescent lamps. We believe that these supply shortage concerns have stabilized and during the back half of fiscal 2013 we have reduced our safety stock levels of these components to prior levels.

During fiscal 2011, we increased our inventory levels of key electronic components, specifically electronic ballasts, to avoid potential shortages and customer service issues as a result of lengthening supply lead times and product availability issues. We continue to monitor supply side concerns within the electronic components market and the fluorescent lamp market and believe that our current inventory levels are sufficient to protect us against the risk of being unable to deliver product as specified by our customers’ requirements. We are continually monitoring supply side concerns through conversations with our key vendors and currently believe that supply availability concerns appear to have subsided. In the future, we intend to continue to reduce inventories, specifically our wireless controls product inventories.
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
The Credit Agreement provides for a revolving credit facility, which we refer to herein as the Credit Facility, that matures on June 30, 2013. We are currently working with JP Morgan on a renewal of the Credit Facility. Borrowings under the Credit Facility are limited to (i) $15.0 million or (ii) during periods in which the outstanding principal balance of outstanding loans under the Credit Facility is greater than $5.0 million, the lesser of (A) $15.0 million or (B) the sum of 75% of the outstanding principal balance of certain accounts receivable and 45% of certain inventory. We also may cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of March 31, 2013, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. In February 2013, we completed an amendment to the Credit Agreement making certain changes to the financial covenants, which are described below.
The Credit Agreement, as amended, requires us to maintain (i) a ratio of total liabilities to tangible net worth not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter, (ii) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (iii) EBITDA of at least $1.0 million during each fiscal quarter. The Credit Agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock or pledge assets. We had no outstanding borrowings under the Credit Facility as of March 31, 2013 and we were in compliance with all of our covenants under the Credit Agreement, as amended, as of March 31, 2013.
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
We must pay a fee of 0.25% on the average daily unused amount of the Credit Facility and a fee of 2.00% on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. We did not meet the deposit requirement to waive the unused fee as of March 31, 2013.
In addition to our Credit Facility, we also have other existing long-term indebtedness and obligations under various debt instruments, including pursuant to a bank term note, a bank first mortgage, a debenture to a community development organization, a federal block grant loan, two city industrial revolving loans, three notes for funding OTA contracts and a credit facility for the sole purpose of funding OTA contracts. As of March 31, 2013, the total amount of principal outstanding on these various obligations was $6.7 million. These obligations have varying maturity dates between 2014 and 2024 and bear interest at annual rates of between 2.0% and 7.85%. The weighted average annual interest rate of such obligations as of March 31, 2013 was 5.7%. Based on interest rates in effect as of March 31, 2013, we expect that our total debt service payments on such obligations for fiscal 2014, including scheduled principal, lease and interest payments, but excluding any repayment of borrowings on the Credit Facility, will approximate $2.9 million. All of these obligations are subject to security interests on our assets. Several of these obligations have covenants, such as customary financial and restrictive covenants, including maintenance of a minimum debt service coverage ratio; a minimum current ratio; quarterly rolling net income requirement; limitations on executive compensation and advances; limits on capital expenditures per year; limits on distributions; and restrictions on our ability to make loans, advances, extensions of credit, investments, capital contributions, incur additional indebtedness, create liens, guaranty obligations, merge or consolidate or undergo a change in control. As of March 31, 2013, we were in compliance with all such covenants.
Capital Spending

Over the past three fiscal years, we have made capital expenditures primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $5.0 million, $4.3 million and $2.2 million in fiscal 2011, 2012 and 2013, respectively. We plan to incur approximately $1.2 million to $1.5 million in capital expenditures in fiscal 2014. Our capital spending plans predominantly consist of investments related to the potential integration of acquisitions, investments in our manufacturing operations to improve efficiencies and reduce costs and for investment in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Contractual Obligations
Information regarding our known contractual obligations of the types described below as of March 31, 2013 is set forth in the following table:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Bank debt obligations	$6,706	$2,597	$3,320	$325	$464
Cash interest payments on debt	676	320	249	70	37
Operating lease obligations	6,290	953	1,825	1,567	1,945
Purchase order and capital expenditure commitments(1)	11,480	10,124	1,356	—	—
Total	$25,152	$13,994	$6,750	$1,962	$2,446

(1)	Reflects non-cancellable purchase commitments in the amount of $11.5 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.
The table of contractual obligations and commitments does not include our unrecognized tax benefits which were $0.2 million at March 31, 2013. We have a high degree of uncertainty regarding the timing of any adjustments to these unrecognized benefits.
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
Revenue Recognition. We recognize revenue when the following criteria have been met: there is persuasive evidence of an arrangement; delivery has occurred and title has passed to the customer; the sales price is fixed and determinable and no further obligation exists; and collectability is reasonably assured. The majority of our revenue is recognized when products are shipped to a customer or when services are completed and acceptance provisions, if any, have been met. In certain of our contracts, we provide multiple deliverables. We record the revenue associated with each element of these arrangements by allocating the total contract revenue to each element based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence, or “VSOE" of selling price, if available, (2) third-party evidence, or “TPE” of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available. We determine the selling price for our HIF lighting and energy management system products, installation and recycling services and for solar renewable product and services using management’s best estimate of selling price as VSOE or TPE evidence does not exist. We consider external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, internal costs, and the scope and size of projects. Our PPA contracts are supply side agreements for the generation of electricity for which we recognize revenue on a monthly basis over the life of the PPA contract, typically in excess of 10 years. For sales of our solar PV systems, we recognize revenue using the percentage-of-completion method by measuring project progress by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. Revenue from sales of our solar PV systems is generally recognized over a period of three to 15 months. Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. Our OTA contracts are sales-type capital leases under GAAP and we record revenue at the net present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments.
Deferred revenue or deferred costs are recorded for project sales consisting of multiple elements or performance milestones, where the criteria for revenue recognition has not been met. The majority of our deferred revenue relates to advance customer billings for solar PV projects or to prepaid services to be provided at determined future dates. As of March 31, 2012 and 2013, our deferred revenue was $5.7 million and $4.2 million, respectively. Deferred costs on product are recorded as a current or long-term asset dependent upon when the project completion is expected to occur. As of March 31, 2012 and 2013, our deferred costs were $2.2 million and $2.1 million, respectively.
Inventories. Inventories are stated at the lower of cost or market value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below cost, then the inventory value is reduced to its market value. Our inventory obsolescence reserves at March 31, 2012 and 2013 were $1.5 million and $2.3 million, respectively.
Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $0.9 million and $0.9 million at March 31, 2012 and March 31, 2013, respectively.
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

As of March 31, 2012 and 2013, our financial assets were measured at fair value employing level 1 inputs.
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
The fair value of each option for financial reporting purposes was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Fiscal Year Ended March 31,
	2011	2012	2013
Weighted average expected term	5.7 years	5.7 years	5.5 years
Risk-free interest rate	2.1%	1.5%	0.8%
Expected volatility	60.0% – 74.8%	70.0%	72.5% – 74.4%
Expected forfeiture rate	11.4%	15.1%	21.4%
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
We determined volatility based upon the historical market price of our common share price.
As required by our 2004 Stock and Incentive Awards Plan, since the closing of our IPO in December 2007, we have solely used the closing sale price of our common shares on the NYSE MKT or the NASDAQ Global Market on the date of grant to establish the exercise price of our stock options.
We recognized stock-based compensation expense under ASC 718 of $1.3 million for fiscal 2011, $1.3 million for fiscal 2012 and $1.2 million for fiscal 2013. As of March 31, 2013, $2.8 million of total total stock-based compensation cost was expected to be recognized by us over a weighted average period of 6.5 years. We expect to recognize $1.0 million of stock-based compensation expense in fiscal 2014 based on our stock options outstanding as of March 31, 2013. This expense will increase further to the extent we have granted, or will grant, additional stock options in the future.
Common Stock Warrants. As of March 31, 2013, warrants were outstanding to purchase a total of 38,980 shares of our common stock at weighted average exercise prices of $2.25 per share. These warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) contractual terms of five years; (ii) weighted average risk-free interest rates of 4.35% to 4.62%; (iii) expected volatility ranging between 50% and 60%; and (iv) dividend yields of 0%.
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
Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2012, we determined that a valuation allowance against our net state deferred tax assets was necessary in the amount of $428,000 due to our state apportioned income and the potential expiration of state tax credits due to the carryforward periods. For fiscal 2013, we determined that a full valuation allowance against our net federal and our net state deferred tax assets was necessary in the amount of $4.1 million due to our cumulative three year taxable losses. In making these determinations, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.
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
As of March 31, 2013, we had net operating loss carryforwards of approximately $9.9 million for federal tax purposes and $10.3 million for state tax purposes. Included in these loss carryforwards were $3.0 million for federal and $4.1 million for state tax expenses that were associated with the exercise of non-qualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in-capital as the deduction reduces our income taxes payable. We first recognize tax benefits from current period stock option expenses against current period income. The remaining current period income is offset by net operating losses under the tax law ordering approach. Under this approach, we will utilize the net operating losses from stock option expenses last.
We also had federal tax credit carryforwards of $1.4 and state tax credit carryforwards of $0.7, which are fully reserved for as part of our valuation allowance. Both the net operating losses and tax credit carryforwards will begin to expire in varying amounts between 2020 and 2033. We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2013, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.
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
As of March 31, 2013, $2.6 million of our $6.7 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $26,000 per year.
Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. We have currently locked pricing for our specialty reflective aluminum requirements through the end of calendar year 2013. A hypothetical 10% fluctuation in aluminum prices would have an impact of $0.4 million on earnings in fiscal 2014. Additionally, we recycle legacy HID fixtures and recover the salvaged scrap value which we believe provides a raw materials cost hedge as commodity prices change.
Credit Risk. Credit risk refers to the potential for economic loss arising from the failure of our customers to meet their contractual agreements. Our financing program, the Orion Throughput Agreement, or OTA, is an installment based payment plan for our customers. This financing program subjects us to credit risk as poor credit decisions or customer defaults could result in increases to our allowances for doubtful accounts and/or write-offs of accounts receivable and could have material adverse effects on our results of operations and financial condition. In fiscal 2011 and fiscal 2012, we entered into debt agreements for the purpose of funding certain OTA contracts where we maintain ownership of the contracts. We did not enter into any debt agreements during fiscal 2013 for the purpose of financing OTA contracts. We currently utilize third party equipment finance companies for the purpose of funding OTA projects and expect to continue to do so in the future.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Orion Energy Systems, Inc.
Manitowoc, Wisconsin
We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. as of March 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule II, Valuation and Qualifying Accounts, for each of the three years in the period ended March 31, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Energy Systems, Inc. at March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein, for each of the three years in the period ended March 31, 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Energy Systems, Inc. internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2013 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Milwaukee, Wisconsin
June 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Orion Energy Systems, Inc.
Manitowoc, Wisconsin
We have audited Orion Energy Systems, Inc. internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orion Energy Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Orion Energy Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orion Energy Systems, Inc. as of March 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013 and our report dated June 14, 2013 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Milwaukee, Wisconsin
June 14, 2013

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2012	2013
Assets
Cash and cash equivalents	$23,011	$14,376
Short-term investments	1,016	1,021
Accounts receivable, net of allowances of $947 and $900	19,167	18,397
Inventories, net	18,132	15,230
Deferred contract costs	2,193	2,118
Deferred tax assets	1,549	—
Prepaid expenses and other current assets	2,174	2,465
Total current assets	67,242	53,607
Property and equipment, net	30,225	27,947
Long-term inventory	12,328	11,491
Patents and licenses, net	1,689	1,709
Deferred tax assets	2,609	—
Long-term accounts receivable	7,555	5,069
Other long-term assets	4,002	2,274
Total assets	$125,650	$102,097
Liabilities and Shareholders’ Equity
Accounts payable	$14,300	$7,773
Accrued expenses and other	3,018	5,457
Deferred revenue, current	2,614	2,946
Current maturities of long-term debt	2,791	2,597
Total current liabilities	22,723	18,773
Long-term debt, less current maturities	6,704	4,109
Deferred revenue, long-term	3,048	1,258
Other long-term liabilities	406	188
Total liabilities	32,881	24,328
Commitments and contingencies (See Note F)	—	—
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2012 and 2013; shares issued: 30,445,479 and 30,498,900 at March 31, 2012 and 2013; shares outstanding: 22,785,258 and 20,162,397 at March 31, 2012 and 2013	—	—
Additional paid-in capital	126,753	128,104
Treasury stock: 7,660,221 and 10,336,503 common shares at March 31, 2012 and 2013	(32,470)	(38,378)
Shareholder notes receivable	(221)	(265)
Retained deficit	(1,293)	(11,692)
Total shareholders’ equity	92,769	77,769
Total liabilities and shareholders’ equity	$125,650	102,097

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2011	2012	2013
Product revenue	$75,870	$90,782	$72,604
Service revenue	6,167	9,780	13,482
Total revenue	82,037	100,562	86,086
Cost of product revenue	49,809	62,842	49,551
Cost of service revenue	4,589	7,682	9,805
Total cost of revenue	54,398	70,524	59,356
Gross profit	27,639	30,038	26,730
Operating expenses:
General and administrative	11,686	11,399	13,946
Sales and marketing	13,674	15,599	17,129
Research and development	2,333	2,518	2,259
Total operating expenses	27,693	29,516	33,334
(Loss) income from operations	(54)	522	(6,604)
Other income (expense):
Interest expense	(406)	(551)	(567)
(Loss) gain on sale of OTA contract receivables	(1,012)	32	—
Interest income	571	850	845
Total other (expense) income	(847)	331	278
(Loss) income before income tax	(901)	853	(6,326)
Income tax (benefit) expense	(1,242)	370	4,073
Net income (loss)	$341	$483	$(10,399)
Basic net income (loss) per share attributable to common shareholders	$0.02	$0.02	$(0.50)
Weighted-average common shares outstanding	22,678,411	22,953,037	20,996,625
Diluted net income (loss) per share	$0.01	$0.02	$(0.50)
Weighted-average common shares and share equivalents outstanding	23,198,063	23,386,525	20,996,625

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Shareholder Notes Receivable	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2010	22,442,380	$122,515	$(32,011)	$—	$(2,117)	$88,387
Issuance of stock and warrants for services	15,475	51	—	—	—	51
Exercise of stock options and warrants for cash	386,080	529	—	—	—	529
Shares issued under Employee Stock Purchase Plan	65,776	(132)	353	(196)	—	25
Tax expense from exercise of stock options	—	(132)	—	—	—	(132)
Collection of shareholder notes receivable	—	—	—	3	—	3
Stock-based compensation	—	1,301	—	—	—	1,301
Treasury stock purchase	(15,908)	—	(50)	—	—	(50)
Net income	—	—	—	—	341	341
Comprehensive income	—	—	—	—	—	341
Balance, Balance, March 31, 2011	22,893,803	$124,132	$(31,708)	$(193)	$(1,776)	$90,455
Issuance of stock and warrants for services	29,308	85	—	—	—	85
Exercise of stock options and warrants for cash	103,413	147	—	—	—	147
Shares issued under Employee Stock Purchase Plan	37,034	133	(22)	(84)	—	27
Tax benefit from exercise of stock options	—	989	—	—	—	989
Collection of shareholder notes receivable	—	—	—	56	—	56
Stock-based compensation	—	1,267	—	—	—	1,267
Treasury stock purchase	(278,300)	—	(740)	—	—	(740)
Net income	—	—	—	—	483	483
Comprehensive income	—	—	—	—	—	483
Balance, Balance, March 31, 2012	22,785,258	$126,753	$(32,470)	$(221)	$(1,293)	$92,769
Issuance of stock and warrants for services	33,422	71	—	—	—	71
Exercise of stock options and warrants for cash	20,000	45	—	—	—	45
Shares issued under Employee Stock Purchase Plan	47,598	1	94	(82)	—	13
Tax benefit from exercise of stock options	—	70	—	—	—	70
Collection of shareholder notes receivable	—	—		38	—	38
Stock-based compensation	—	1,164	—	—	—	1,164
Treasury stock purchase	(2,723,881)	—	(6,002)	—	—	(6,002)
Net loss	—	—	—	—	(10,399)	(10,399)
Comprehensive loss	—	—	—	—	—	(10,399)
Balance, Balance, March 31, 2013	20,162,397	$128,104	$(38,378)	$(265)	$(11,692)	$77,769

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2011	2012	2013
Operating activities
Net income (loss)	$341	$483	$(10,399)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,270	4,236	4,577
Stock-based compensation expense	1,301	1,267	1,164
Deferred income tax (benefit) expense	(1,184)	(755)	4,158
Loss on sale of property and equipment	1,025	133	69
Provision for bad debts	375	190	757
Other	51	85	71
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	(12,944)	3,740	2,499
Inventories, current and long-term	(3,098)	(1,371)	3,739
Deferred contract costs	(8,036)	7,396	75
Prepaid expenses and other assets	(2,542)	(2,025)	1,315
Accounts payable	4,722	1,817	(6,527)
Accrued expenses	(1,606)	841	2,221
Deferred revenue	9,680	(4,542)	(1,458)
Net cash (used in) provided by operating activities	(8,645)	11,495	2,261
Investing activities
Purchase of property and equipment	(2,611)	(4,324)	(2,159)
Purchase of property and equipment leased to customers under PPAs	(2,343)	(3)	—
Purchase of short-term investments	(11)	(5)	(5)
Additions to patents and licenses	(157)	(224)	(153)
Proceeds from sales of property, plant and equipment	1	24	46
Net cash used in investing activities	(5,121)	(4,532)	(2,271)
Financing activities
Payment of long-term debt	(2,077)	(1,856)	(3,169)
Proceeds from long-term debt	3,721	5,989	380
Proceeds from repayment of shareholder notes	3	56	38
Repurchase of common stock into treasury	—	(740)	(6,007)
Excess tax benefits from stock-based compensation	(132)	989	70
Deferred financing costs	(57)	(124)	—
Proceeds from issuance of common stock	504	174	63
Net cash provided by (used in) financing activities	1,962	4,488	(8,625)
Net (decrease) increase in cash and cash equivalents	(11,804)	11,451	(8,635)
Cash and cash equivalents at beginning of period	23,364	11,560	23,011
Cash and cash equivalents at end of period	$11,560	$23,011	$14,376
Supplemental cash flow information:
Cash paid for interest	$368	$488	$535
Cash paid for income taxes	$34	$104	$102
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$196	$84	$82
Shares surrendered into treasury for stock option exercise	$50	$—	$—

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
The Company's corporate offices and manufacturing operations are located in Manitowoc, Wisconsin and an operations facility is located in Plymouth, Wisconsin. The company leases office space for sales offices located in New Jersey, Chicago and Texas.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence and bad debt reserves, accruals for warranty expenses, income taxes and certain equity transactions. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents.
Short-Term Investments
The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2012 and 2013 were as follows (in thousands):

March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$486	$—	$—	$486	$486	$—
Bank certificate of deposit	1,016	—	—	1,016	—	1,016
Total	$1,502	$—	$—	$1,502	$486	$1,016

March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$487	$—	$—	$487	$487	$—
Bank certificate of deposit	1,021	—	—	1,021	—	1,021
Total	$1,508	$—	$—	$1,508	$487	$1,021
As of March 31, 2012 and 2013, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).
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
Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:
Age Analysis as of March 31, 2012 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$2,833	$40	$20	$60	$2,893
Lease balances included in consolidated accounts receivable—long-term	5,521	—	—	—	5,521
Total gross sales-type leases	8,354	40	20	60	8,414
Allowance	—	(4)	(20)	(24)	(24)
Total net sales-type leases	$8,354	$36	$—	$36	$8,390
Age Analysis as of March 31, 2013 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$2,817	$97	$151	$248	$3,065
Lease balances included in consolidated accounts receivable—long-term	4,009	—	—	—	4,009
Total gross sales-type leases	6,826	97	151	248	7,074
Allowance	—	—	(74)	(74)	(74)
Total net sales-type leases	$6,826	$97	$77	$174	$7,000
Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company's customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company’s provision write-off’s and credit losses against the OTA sales-type lease receivable balances in fiscal 2012 and fiscal 2013, respectively, was as follows:

		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2012	Allowance for Doubtful Accounts on financing receivables	$2	$81	$59	$24
2013	Allowance for Doubtful Accounts on financing receivables	$24	$50	$—	$74
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2012 and 2013, the Company had inventory obsolescence reserves of $1.5 million and $2.3 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following (in thousands):

	March 31, 2012	March 31, 2013
Raw materials and components	$10,466	$8,207
Work in process	969	846
Finished goods	6,697	6,177
	$18,132	$15,230
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $2.2 million and $2.1 million as of March 31, 2012 and March 31, 2013, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments for contracts, unbilled revenue, prepaid taxes and miscellaneous receivables.
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
The Company periodically reviews the carrying values of property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, if events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets’ carrying amount to determine if a write down to market value is required. No write downs were recorded in fiscal 2011, 2012 or 2013.
Property and equipment were comprised of the following (in thousands):

	March 31, 2012	March 31, 2013
Land and land improvements	$1,545	$1,562
Buildings	14,717	15,918
Furniture, fixtures and office equipment	11,000	11,995
Leasehold improvements	54	58
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	9,990	10,620
Construction in progress	1,080	91
	43,383	45,241
Less: accumulated depreciation and amortization	(13,158)	(17,294)
Net property and equipment	$30,225	$27,947
The Company has no equipment under capital leases.
Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. The Company recorded depreciation expense of $2.7 million, $4.0 million and $4.3 million for the years ended March 31, 2011, 2012 and 2013, respectively. Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	3-39 years
Leasehold improvements	Shorter of asset life or life of lease
Furniture, fixtures and office equipment	2-10 years
Plant equipment	3-10 years
No interest was capitalized for construction in progress during fiscal 2012 or fiscal 2013.
Patents and Licenses
Patents and licenses are amortized over their estimated useful life, ranging from 7 to 17 years, using the straight line method.
The Company capitalized $157,000, $224,000 and $153,000 of costs associated with obtaining patents and licenses in fiscal 2011, 2012 and 2013, respectively. Amortization expense recorded to cost of revenue for fiscal 2011, 2012 and 2013 was $127,000, $136,000 and $133,000, respectively. The costs and accumulated amortization for patents and licenses were $2,262,000 and $573,000 as of March 31, 2012; and $2,416,000 and $707,000 as of March 31, 2013. The average remaining useful life of the patents and licenses as of March 31, 2013 was approximately 11.0 years.
As of March 31, 2013, future amortization expense of the patents and licenses is estimated to be as follows (in thousands):

Fiscal 2014	$149
Fiscal 2015	148
Fiscal 2016	148
Fiscal 2017	148
Fiscal 2018	148
Thereafter	968
$1,709
The Company’s management periodically reviews the carrying value of patents and licenses for impairment. Write-offs recorded in fiscal 2011, 2012 and 2013 were $0, $19,000 and $0, respectively.
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.
Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11.0%. As of March 31, 2013, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2014	$1,011
Fiscal 2015	955
Fiscal 2016	309
Fiscal 2017	9
Total gross long-term receivable	2,284
Less: amount representing interest	(278)
Net long-term receivable	$2,006
Long-Term Inventories
The Company records long-term inventory for the non-current portion of its wireless controls finished goods inventory. The inventories are stated at the lower of cost or market value with cost determined using the FIFO method.
Other Long-Term Assets
Other long-term assets include long-term security deposits, prepaid licensing costs, a note receivable, and deferred financing costs. Other long-term assets include $87,000 and $58,000 of deferred financing costs as of March 31, 2012 and March 31, 2013, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (5 to 10 years). For the years ended March 31, 2011, 2012 and 2013, the amortization was $29,000, $52,000 and $42,000, respectively.
Accrued Expenses and Other
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, accrued bonuses, accrued legal costs, accrued commissions, accrued project costs, sales tax payable and other various unpaid expenses. Accrued expenses include $0 and $1.3 million of accrued reorganization costs as of March 31, 2012 and March 31, 2013.
The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
Changes in the Company’s warranty accrual were as follows (in thousands):

	March 31,
	2012	2013
Beginning of year	$59	$84
Provision to product cost of revenue	102	402
Charges	(77)	(202)
End of year	$84	$284
Incentive Compensation
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

The Company’s compensation committee approved an Executive Fiscal Year 2013 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan which became effective as of June 14, 2012. The plan provided for performance and discretionary cash bonus payments ranging from 25-100% of the fiscal 2013 base salaries of the Company’s named executive officers and other key employees. The plan provided for bonuses to be paid out on the basis of the achievement in fiscal 2013 of (i) target revenue of $119 million and/or (ii) target net income of $3.7 million. Revenue and net income were selected as the performance measures for the cash bonus program because they were viewed as the most critical elements to increasing the value of the Company's Common Stock and, therefore, to the Company's enterprise value. The compensation committee established a target bonus as a percentage of base salary for each of the named executive officers. If the Company achieved 90% of either or both the revenue and net income targets ($107 million in revenue or $3.33 million in net income), then the named executive officers would have received 50% of their target bonus for that element. If either or both of the target revenue or net income were exceeded, the named executive officers would be eligible to earn up to two times their target bonus for that element based on a sliding scale of up to 150% of the target revenue or net income. As described below, this plan was superseded by a new plan in November 2012, and, therefore, the Company did not accrue any expense related to this plan.
Effective November 9, 2012, the Company’s Compensation Committee approved a new incentive cash bonus program for the second half of fiscal 2013 in replacement of the then existing fiscal 2013 incentive bonus program described above. The new incentive cash bonus program provided a cash bonus opportunity to named executive officers and other key employees based on the Company’s relative achievement, in the second half of fiscal 2013, of target operating income (before bonuses and other extraordinary or unusual items) and target cost containment initiatives. Under the new program, 50% of the target bonus payments were based on the Company’s relative achievement of its cost containment target of $1.48 million for the second half of fiscal 2013. For every $1.00 of cost containment achieved, a bonus pool of $0.167 would be earned, up to a maximum total bonus pool of $247,000 for all employees. The other 50% of the target bonus payments would be based on the Company achieving operating income (before bonuses and other extraordinary or unusual items) of $500,000 for the second half of fiscal 2013. For every $1.00 of operating profit achieved, a bonus pool of $0.50 would be earned, up to a maximum total bonus pool of $247,000 for all employees. Based upon the results for the year ended March 31, 2013, the Company accrued the maximum expense related to this plan.
Revenue Recognition
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
For sales of the Company’s lighting and energy management technologies, consisting of multiple elements of revenue, such as a combination of product sales and services, the Company determines revenue by allocating the total contract revenue to each element based on their relative selling prices in accordance with ASC 605-25, Revenue Recognition - Multiple Element Arrangements. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence (VSOE) of fair value, if available, (2) third-party evidence (TPE) of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how the Company determined estimated selling price is provided below).
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
To determine the selling price in multiple-element arrangements, the Company established the selling price for its HIF lighting and energy management system products using management's best estimate of the selling price, as VSOE or TPE evidence does not exist. Product revenue is recognized when products are shipped. For product revenue, management's best estimate of selling price is determined using a cost plus gross profit margin method. In addition, the Company records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE or TPE evidence does not exist. Service revenue is recognized when services are completed and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. The Company’s service revenues, other than for installation and recycling that are completed prior to delivery of the product, are included in product revenue using management’s best estimate of selling price, as VSOE or TPE evidence does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services, along with the Company's installation and recycling services, under a multiple-element arrangement, management’s best estimate of selling price is determined by considering several external and internal factors including, but not limited to, economic conditions and trends, customer demand, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services and internal costs. The determination of estimated selling price is made through consultation with and approval by management, taking into account all of the preceding factors.
For sales of solar photovoltaic systems, which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to 15 months from the start of construction, the Company recognizes revenue from fixed price construction contracts using the percentage-of-completion method in accordance with ASC 605-35, Construction-Type and Production-Type Contracts. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based upon the percentage of incurred costs to estimated total forecasted costs. The Company has determined that the appropriate method of measuring progress on these sales is measured by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. The percentage-of-completion method requires revenue recognition from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. The Company performs periodic evaluations of the progress of the installation of the solar photovoltaic systems using actual costs incurred over total estimated costs to complete a project. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.
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
Advertising
Advertising costs of $384,000, $117,000 and $111,000 for fiscal 2011, 2012 and 2013, respectively, were charged to operations as incurred.
Research and Development
The Company expenses research and development costs as incurred.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2013, the Company recorded a valuation allowance of $4.1 million against its deferred tax assets.
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

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. Realized tax benefits (expense) from the exercise of stock options were $(132,000), $989,000 and $70,000 for the fiscal years 2011, 2012 and 2013, respectively.
Stock Option Plans
The Company’s share-based payments to employees are measured at fair value and are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) are classified as financing cash flows. For the years ended March 31, 2011, 2012 and 2013, $(132,000), $989,000 and $70,000, respectively, of such excess tax benefits were classified as financing cash flows.
The Company uses the Black-Scholes option-pricing model. The Company calculates volatility based upon the historical market price of its common stock. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. Government issues with a remaining term equal to the expected term of the option. The expected term is based upon the vesting term of the Company’s options and expected exercise behavior. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.
The fair value of each option grant in fiscal 2011, 2012 and 2013 was determined using the assumptions in the following table:

	Fiscal Year Ended March 31,
	2011	2012	2013
Weighted average expected term	5.7 years	5.7 years	5.5 years
Risk-free interest rate	2.1%	1.5%	0.8%
Expected volatility	60.0 - 74.8%	70.0%	72.5 - 74.4%
Expected forfeiture rate	11.4%	15.1%	21.4%
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Diluted net income (loss) per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net income (loss) per common share, the Company uses the “treasury stock” method for outstanding options, warrants and restricted shares. Diluted net loss per common share is the same as basic net loss per common share for the year ended March 31, 2013, because the effects of potentially dilutive securities are anti-dilutive. The effect of net income (loss) per common share is calculated based upon the following shares (in thousands except share amounts):

	Fiscal Year Ended March 31,
	2011	2012	2013
Numerator:
Net income (loss) (in thousands)	$341	$483	$(10,399)
Denominator:
Weighted-average common shares outstanding	22,678,411	22,953,037	20,996,625
Weighted-average effect of assumed conversion of stock options and warrants	519,652	433,488	—
Weighted-average common shares and share equivalents outstanding	23,198,063	23,386,525	20,996,625
Net income (loss) per common share:
Basic	$0.02	$0.02	$(0.50)
Diluted	$0.01	$0.02	$(0.50)
The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2011	2012	2013
Common stock options	3,658,768	3,697,633	3,312,523
Restricted shares	—	—	105,000
Common stock warrants	38,980	38,980	38,980
Total	3,697,748	3,736,613	3,456,503
Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
The Company previously depended on one supplier for a number of components necessary for its products, including ballasts and lamps. Purchases from this supplier accounted for 22% and 14% of total cost of revenue in fiscal 2011 and 2012, respectively. Currently, the Company has been able to obtain these components from multiple suppliers. For fiscal 2013, no supplier accounted for more than 10% of total cost of revenue.
In fiscal 2011, 2012 and 2013, there were no customers who individually accounted for greater than 10% of revenue.
As of March 31, 2012, one customer accounted for 11% and one customer accounted for 10% of accounts receivable. As of March 31, 2013, no customer accounted for more than 10% of accounts receivable.
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
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a significant impact on the Company's consolidated financial statements.
In February 2013, The FASB issued Accounting Standards Update No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-12 did not have a significant impact on the Company's consolidated financial statements.
NOTE C — RELATED PARTY TRANSACTIONS
During fiscal 2011, 2012 and 2013, the Company purchased goods and services from an entity in the amounts of $48,000, $46,000 and $40,000, respectively, for which a director of the Company serves as a member of the board of directors.
During fiscal 2011, the Company recorded revenue of $2,623,000 for products and services sold to an entity for which a former director of the Company was formerly the executive chairman. Included in the fiscal 2011 revenue was $2,586,000 in revenue from OTA contracts completed during the fiscal 2011 fourth quarter. As of March 31, 2011, current and long-term accounts receivable related to OTA contracts were $0.2 million and $1.1 million, respectively. The related party relationship did not exist as of March 31, 2012 or for fiscal 2013.
During fiscal 2011, the Company recorded revenue of $241,000 for products and services sold to various entities affiliated or associated with an entity for which a director of the Company previously served as a member of the board of directors. The Company is not able to identify the respective amount of revenues attributable to specifically identifiable entities within such group of affiliated or associated entities or the extent to which any such individual entities are related to the entity on whose board of directors the Company’s director served. The related party relationship did not exist during fiscal 2012 or fiscal 2013.
NOTE D — LONG-TERM DEBT
Long-term debt as of March 31, 2012 and 2013 consisted of the following (in thousands):

	March 31,
	2012	2013
Term note	$532	$263
Customer equipment finance notes payable	6,568	4,408
First mortgage note payable	776	694
Debenture payable	765	721
Other long-term debt	854	620
Total long-term debt	9,495	6,706
Less current maturities	(2,791)	(2,597)
Long-term debt, less current maturities	$6,704	$4,109
Revolving Credit Agreement
The Company has a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on June 30, 2013. The Company is currently working on a renewal of the Credit Facility. Borrowings under the Credit Facility are limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. Such commitment includes a $2.0 million sublimit for the issuance of letters of credit. As of March 31, 2013, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. There were no loans outstanding under the Credit Agreement as of March 31, 2012 or March 31, 2013. In February 2013, the Company completed an amendment to the Credit Agreement making certain changes to the financial covenants, which are described below.
The Credit Agreement, as amended, requires the Company to maintain (i) a ratio of total liabilities to tangible net worth not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter, (ii) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (iii) EBITDA of at least $1.0 million during each fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company was in compliance with all covenants in the Credit Agreement, as amended, as of March 31, 2013.
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
Borrowings under the Credit Agreement bear interest based on LIBOR plus an applicable margin (the Applicable Margin), which ranges from 2.0% to 3.0% per annum based on the Company's debt service coverage ratio from time to time. The Company must pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on the Company's debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of March 31, 2013.
Customer Equipment Finance Notes Payable
In September 2010, the Company entered into a note agreement with a financial institution that provided the Company with $2.4 million to fund completed customer contracts under the Company’s OTA finance program. In February 2011, the Company sold a portion of the OTA contracts collateralizing the note to a third party equipment finance company. Accordingly, the Company repaid $1.3 million of the outstanding note balance and recorded a prepayment penalty of $33,000. This note is included in the table above as customer equipment finance notes payable. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 14 individual OTA customer contracts. The note bears interest at 7% and matures in September 2015. The note agreement includes certain prepayment penalties and a covenant that the Company maintain at least $5 million in cash liquidity. The Company was in compliance with all covenants in the note agreement as of March 31, 2013.
In March 2011, the Company entered into a note agreement with a financial institution that provided the Company with $0.9 million to fund completed customer contracts under the Company’s OTA finance program. This note is included in the table above as customer equipment finance notes payable. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting three individual OTA customer contracts. The note bears interest at 7% and requires monthly payments of $20,900 through April 2015. The note agreement includes certain prepayment penalties and a covenant that the Company maintain at least $5 million in cash liquidity. The Company was in compliance with all covenants in the note agreement as of March 31, 2013.
In June 2011, the Company entered into a note agreement with a financial institution that provided the Company with $2.8 million to fund completed customer contracts under the Company’s OTA finance program. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 41 individual OTA contracts. The note bears interest at 7.85% and matures in April 2016. The note agreement includes a debt service covenant with respect to the supporting OTA contracts that the aggregate amount of all remaining scheduled payments due with respect to the individual OTA contracts be not less than 1.25 to 1.0 of the remaining principal and interest payments due under the loan. As of March 31, 2013 the Company was in compliance with the debt service covenant.
In September 2011, the Company entered into a credit agreement with JP Morgan that provided the Company with up to $5.0 million that was immediately available to fund completed customer contracts under its OTA finance program. The Company had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowings. As of March 31, 2013, the Company had $2.2 million outstanding under the credit agreement. There were no new borrowings during fiscal 2013. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 38 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. In February 2013, the Company completed an amendment to the credit agreement making certain changes to the financial covenants requiring the Company to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (ii) EBITDA of at least $1.0 million during each fiscal quarter. The Company was in compliance with all covenants, as amended, in the credit agreement as of March 31, 2013.
Term Note
The Company’s term note requires principal and interest payments of $25,000 per month payable through February 2014 at an interest rate of 6.9%. Amounts outstanding under the note are secured by a first security interest and first mortgage in certain long-term assets and a secondary interest in inventory and accounts receivable and a secondary general business security agreement on all assets. In addition, the agreement precludes the payment of dividends on the Company's common stock. Amounts outstanding under the note are 75% guaranteed by the United States Department of Agriculture Rural Development Association.
First Mortgage Note Payable
The Company’s first mortgage note payable has an interest rate of prime plus 2.25% (effective rate of 5.50% at March 31, 2013), and requires monthly payments of principal and interest of $10,000 through December 2014. The mortgage is secured by a first mortgage on the Company’s manufacturing facility. The mortgage includes certain prepayment penalties and various restrictive covenants, with which the Company was in compliance as of March 31, 2013.

Debenture Payable
The Company’s debenture payable was issued by Certified Development Company at an effective interest rate of 4.94%. The balance is payable in monthly principal and interest payments of $8,000 through December 2024 and is guaranteed by United States Small Business Administration 504 program. The amount due was collateralized by a second mortgage on the manufacturing facility.
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
In September 2010, the Company entered into a note agreement with the Wisconsin Department of Commerce that provided the Company with $0.3 million to fund the Company’s rooftop solar project at its Manitowoc manufacturing facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allowed for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and requires monthly payments of $4,600. The note matures in June 2017. The note agreement requires the Company to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. The Company was in compliance with all covenants in the note agreement as of March 31, 2013.
In January 2011, the Company amended its November 2007 Wisconsin Community Development Block Grant with the local city government to provide the Company with $0.2 million to fund equipment at its Manitowoc facility. The loan is included in the table above as other long-term debt. The amendment to the loan agreement is collateralized by the related equipment. The loan bears interest at 2.1125% and requires monthly payments of $3,600 through December 2014. The amendment to the loan agreement requires the Company to create and maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. The Company was in compliance with all covenants in the loan agreement as of March 31, 2013.
Other long-term debt consists of a promissory note from the state government to provide working capital and equipment for the development of daylighting technologies. The note is secured by the related equipment. The loan bears interest at 2.0% and requires monthly payments of $3,400 through November 2015.
Aggregate Maturities
As of March 31, 2013, aggregate maturities of long-term debt were as follows (in thousands):

Fiscal 2014	$2,597
Fiscal 2015	2,397
Fiscal 2016	923
Fiscal 2017	255
Fiscal 2018	70
Thereafter	464
$6,706
NOTE E — INCOME TAXES
The total provision (benefit) for income taxes consists of the following for the fiscal years ending (in thousands):

	Fiscal Year Ended March 31,
	2011	2012	2013
Current	$(48)	$520	$(180)
Deferred	(1,194)	(150)	4,253
	$(1,242)	$370	$4,073

	2011	2012	2013
Federal	$(1,294)	$292	$3,803
State	52	78	270
	$(1,242)	$370	$4,073

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2011	2012	2013
Statutory federal tax rate	(34.0)%	34.0%	34.0%
State taxes, net	1.2%	9.2%	2.3%
Stock-based compensation expense	(68.0)%	0.0%	0.0%
Federal tax credit	(26.5)%	(11.6)%	3.9%
State tax credit	(3.2)%	(5.9)%	(0.5)%
Change in valuation reserve	12.4%	5.9%	(111.7)%
Permanent items	(19.7)%	10.0%	2.3%
Change in tax contingency reserve	0.1%	0.8%	3.4%
Other, net	(0.1)%	0.9%	1.9%
Effective income tax rate	(137.8)%	43.3%	(64.4)%
The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (in thousands):

	March 31,
	2012	2013
Inventory, accruals and reserves	$1,176	$2,090
Other	105	136
Deferred revenue	268	338
Valuation allowance	—	(2,564)
Total net current deferred tax assets and liabilities	$1,549	$—
Federal and state operating loss carryforwards	1,404	2,691
Tax credit carryforwards	1,412	1,426
Non-qualified stock options	1,870	2,298
Deferred revenue	448	27
Fixed assets	(2,097)	(1,909)
Valuation allowance	(428)	(4,533)
Total net long-term deferred tax assets and liabilities	$2,609	$—
Total net deferred tax assets	$4,158	$—
The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return. Benefits of $(0.1) million, $1.0 million and $70,000 were recorded in fiscal 2011, fiscal 2012 and fiscal 2013, respectively, as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized in the current year.
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
As of March 31, 2013, the Company has federal net operating loss carryforwards of approximately $9.9 million, of which $3.0 million are associated with the exercise of NQSOs that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $10.3 million, of which $4.1 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.4 million and state tax credits of $0.7 million. For the fiscal year ended March 31, 2013, the Company has recorded a valuation allowance of $7.1 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Generally, a change of more than 50% in the ownership of the Company's stock, by value, over a three year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, the Company's ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for the Company. The Company does not believe an ownership change affects the use of the full amount of the net operating loss carryforwards. There was no limitation that occurred for fiscal 2012 or fiscal 2013.
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
Uncertain tax positions
As of March 31, 2013, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amounts to change in the next twelve months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. The Company had the following unrecognized tax benefit activity (in thousands):

	Fiscal Year Ended March 31,
	2011	2012	2013
Unrecognized tax benefits as of beginning of fiscal year	$398	$399	$406
Additions based on tax positions related to the current period positions	1	7	16
Reduction for tax positions of prior years	—	—	(1)
Reduction due to lapse of statute of limitations	—	—	(233)
Unrecognized tax benefits as of end of fiscal year	$399	$406	$188
NOTE F —COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases vehicles and equipment under operating leases expiring at various dates through 2021. Rent expense under operating leases was $1,810,000, $2,111,000 and $1,613,000 for fiscal 2011, 2012 and 2013, respectively. Total annual commitments under non-cancelable operating leases with terms in excess of one year at March 31, 2013 are as follows (in thousands):

Fiscal 2014	$948
Fiscal 2015	927
Fiscal 2016	898
Fiscal 2017	789
Fiscal 2018	778
Thereafter	1,945
$6,285
Purchase Commitments
The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2013, the Company had entered into $10.1 million of purchase commitments related to fiscal 2014 for inventory purchases.
Retirement Savings Plan
The Company sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. In fiscal 2011, 2012 and 2013, the Company made matching contributions of approximately $7,000, $15,000 and $8,000, respectively.
Litigation
The Company is subject to various claims and legal proceedings. The Company is unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse affect on the Company.
In August 2012, the Company received a subpoena issued by the staff of the Securities and Exchange Commission, or SEC, requesting certain documents and information generally related to the Company's financial reporting of its sales of solar photovoltaic systems, among other matters. The Company continues to cooperate with the SEC regarding this non-public, fact-finding inquiry. The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.
NOTE G —SHAREHOLDERS’ EQUITY
Share Repurchase Program and Treasury Stock
In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. In April 2012, the Company's Board approved another increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company's outstanding common stock. As of March 31, 2013, the Company had repurchased 3,002,200 shares of common stock at a cost of $6,742,000 under the program. The Company does not intend to repurchase common stock under this program in the near-term.
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
Employee Stock Purchase Plan
In August 2010, the Company’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, the Company had halted the loan program. The Company had the following shares issued from treasury during fiscal 2012 and fiscal 2013:

	As of March 31, 2012
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended June 30, 2011	9,788	$3.93	8,601	$33,800	$1,650
Quarter Ended September 30, 2011	16,753	$2.65	11,265	29,850	11,101
Quarter Ended December 31, 2011	3,756	$2.95	2,543	7,500	34,650
Quarter Ended March 31, 2012	6,737	$2.38	5,084	12,100	8,790
Total	37,034	$2.38 - 3.93	27,493	$83,250	$56,191

	As of March 31, 2013
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended June 30, 2012	9,232	$2.20	7,955	$17,500	$1,600
Quarter Ended September 30, 2012	27,467	$1.98	25,606	50,700	4,060
Quarter Ended December 31, 2012	9,846	$1.66	8,434	14,000	1,075
Quarter Ended March 31, 2013	1,053	$2.48	—	—	30,830
Total	47,598	$1.66 - 2.48	41,995	$82,200	$37,565
Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
NOTE H — STOCK OPTIONS, RESTRICTED SHARES AND WARRANTS
The Company grants stock options under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the "Plans”). Under the terms of the Plans, the Company has reserved 13,500,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are generally contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both ISOs and NQSOs, although in July 2008, the Company adopted a policy of thereafter only granting NQSOs. Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.

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
In June 2012, the Company's compensation committee approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for such employees to earn long-term equity incentive awards. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is between three to five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. An aggregate of 138,750 of restricted shares were granted on June 18, 2012 valued at a price per share of $2.00, which was the closing market price as of the grant date. Additionally, 25,000 restricted shares were granted on September 27, 2012 valued at a price per share of $1.80, which was the closing market price as of the grant date.
In fiscal 2011, the Company granted 15,475 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $2.86 to $3.93 per share, the closing market price as of the issuance dates. In fiscal 2012, the Company granted 29,308 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $2.43 to $4.19 per share, the closing market price as of the issuance dates. In fiscal 2013, the Company granted 30,422 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $1.62 to $2.57 per share, the closing market price as of the issuance dates. Additionally, during fiscal 2013, the Company issued 3,000 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.03 per share, the closing market price as of the issuance date.
The following amounts of stock-based compensation were recorded (in thousands):

	Fiscal Year Ended March 31,
	2011	2012	2013
Cost of product revenue	$187	$189	$114
General and administrative	560	548	578
Sales and marketing	523	501	451
Research and development	31	29	21
	$1,301	$1,267	$1,164
The number of shares available for grant under the plans were as follows:

Available at March 31, 2010	569,690
Amendment to Plan	1,500,000
Granted stock options	(744,077)
Granted shares	(15,475)
Forfeited	267,538
Available at March 31, 2011	1,577,676
Granted stock options	(1,481,356)
Granted shares	(29,308)
Forfeited	1,339,078
Available at March 31, 2012	1,406,090
Granted stock options	(1,054,876)
Granted shares	(33,422)
Restricted shares	(163,750)
Forfeited restricted shares	58,750
Forfeited stock options	1,419,986
Available at March 31, 2013	1,632,778
The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at March 31, 2010	3,546,249	$3.66	2.23
Granted	744,077	$3.57
Exercised	(364,020)	$1.30
Forfeited	(267,538)	$4.33
Outstanding at March 31, 2011	3,658,768	$3.83	2.04
Granted	1,481,356	$3.56
Exercised	(103,413)	$1.45
Forfeited	(1,339,078)	$4.18
Outstanding at March 31, 2012	3,697,633	$3.76	1.95
Granted	1,054,876	$1.98
Exercised	(20,000)	$2.25
Forfeited	(1,419,986)	$3.26
Outstanding at March 31, 2013	3,312,523	$3.42	1.23	$580,689
Exercisable at March 31, 2013	1,564,718			$141,635
The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2013:

	March 31, 2013
	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Vested	Weighted Average Exercise Price
$0.75	10,000	2.00	$0.75	10,000	$0.75
1.50	20,500	0.83	1.50	20,500	1.50
1.62 - 2.25	1,210,876	7.05	2.04	378,500	2.21
2.41 - 2.75	426,767	7.57	2.53	148,167	2.52
2.86 - 4.32	989,349	6.88	3.45	471,300	3.45
4.49 - 4.76	220,974	2.63	4.58	195,174	4.55
5.34 - 6.05	248,706	6.26	5.46	169,226	5.46
9.00	43,000	4.87	9.00	43,000	9.00
10.14 - 11.61	142,351	5.05	10.99	128,851	10.93
	3,312,523	6.54	$3.42	1,564,718	$4.14
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $2.48 as of March 29, 2013.
Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2013 is as follows (in thousands):

Fiscal 2014	$977
Fiscal 2015	728
Fiscal 2016	547
Fiscal 2017	348
Fiscal 2018	179
Thereafter	5
$2,784
Remaining weighted average expected term	6.5 years
During fiscal 2013, the Company granted restricted shares to key employees as follows (which are included in the above stock plan activity tables):

Shares issued	163,750
Shares forfeited	(58,750)
Shares outstanding	105,000
Per share price on grant date	$1.80-2.00
Compensation expense	$32,771
As of March 31, 2013, the amount of deferred stock-based compensation related to grants of restricted shares, to be recognized over a remaining period of 4.25 years, was approximately $0.2 million.
The Company has issued warrants to placement agents in connection with various stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. There were no warrants issued in fiscal 2011, 2012 or 2013.
Outstanding warrants are comprised of the following:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2010	76,240	$2.37
Issued	—	—
Exercised	(22,060)	$2.50
Cancelled	(15,200)	$2.50
Outstanding at March 31, 2011	38,980	$2.25
Issued	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2012	38,980	$2.25
Issued	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2013	38,980	$2.25
A summary of outstanding warrants as of March 31, 2013 follows:

Exercise Price	Number of Shares	Expiration
$2.25	38,980	Fiscal 2015
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

	Revenues			Operating (Loss) Profit
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2011	2012	2013	2011	2012	2013
Segments:
Energy Management	$77,861	$72,097	$67,437	$6,460	$4,974	$245
Engineered Systems	4,176	28,465	18,649	(1,507)	569	671
Corporate and Other	—	—	—	(5,007)	(5,021)	(7,520)
	$82,037	$100,562	$86,086	$(54)	$522	$(6,604)

	Depreciation			Capital Expenditures
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2011	2012	2013	2011	2012	2013
Segments:
Energy Management	$997	$1,448	$1,519	$699	$1,179	$993
Engineered Systems	175	287	249	2,373	34	50
Corporate and Other	1,539	2,246	2,554	1,882	3,114	1,116
	$2,711	$3,981	$4,322	$4,954	$4,327	$2,159

	Total Assets		Deferred Revenue
(dollars in thousands)	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
Segments:
Energy Management	$61,873	$58,627	$734	$564
Engineered Systems	13,424	9,339	4,928	3,640
Corporate and Other	50,353	34,131	—	—
	$125,650	$102,097	$5,662	$4,204
The Company’s revenue and long-lived assets outside the United States are insignificant.
NOTE J — SUBSEQUENT EVENTS
On May 22, 2013, the Company executed a Stock and Unit Purchase Agreement (the "Purchase Agreement") with Harris Manufacturing, Inc. and Harris LED, LLC. (collectively,"Harris"). Under the terms of the Purchase Agreement, the Company will purchase all of the issued and outstanding equity interests of Harris. The initial purchase price for the transaction is $10.0 million, subject to potential closing date adjustments for net working capital, funded debt and certain other items, and subject to up to an additional $1.0 million payable in shares of the Company's common stock upon Harris achieving certain revenue milestones in calendar year 2013 and/or 2014. Upon closing, the Company will pay a $5.0 million cash payment, subject to adjustments as previously noted, issue an unsecured subordinated three-year promissory note in the principal amount of $3.0 million bearing interest at the rate of 4% and issue $2.0 million in value of common stock of the Company. The Purchase Agreement contains customary representations, warranties, covenants and indemnities. Consummation of the Purchase Agreement is subject to various conditions, including receipt of material third party consents and approvals and other customary closing conditions. The Purchase Agreement contains termination rights, including a right for either party to terminate the Purchase Agreement if the closing shall not have occurred on or before August 15, 2013, subject to certain conditions. The Company expects to close the transaction during its fiscal 2014 second quarter.
NOTE K — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results for the years ended March 31, 2012 and March 31, 2013 are as follows:

	Three Months Ended
	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Total
	(in thousands, except per share amounts)
Total revenue	$18,221	$33,475	$27,406	$21,460	$100,562
Gross profit	$6,007	$9,381	$7,514	$7,136	$30,038
Net income (loss)	$(792)	$1,358	$74	$(157)	$483
Basic net income per share	$(0.03)	$0.06	$0.00	$(0.01)	$0.02
Shares used in basic per share calculation	22,921	22,990	22,996	22,904	22,953
Diluted net income per share	$(0.03)	$0.06	$0.00	$(0.01)	$0.02
Shares used in diluted per share calculation	22,921	23,370	23,255	22,904	23,387

	Three Months Ended
	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Total
	(in thousands, except per share amounts)
Total revenue	$15,310	$19,408	$29,087	$22,281	$86,086
Gross profit	$4,373	$5,805	$8,581	$7,971	$26,730
Net income (loss)	$(1,940)	$(9,659)	$651	$549	$(10,399)
Basic net income per share	$(0.09)	$(0.46)	$0.03	$0.03	$(0.50)
Shares used in basic per share calculation	22,561	21,076	20,192	20,157	20,997
Diluted net income per share	$(0.09)	$(0.46)	$0.03	$0.03	$(0.50)
Shares used in diluted per share calculation	22,561	21,076	20,245	20,308	20,997
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
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2013, pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon such evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment using the COSO criteria, management believes that, as of March 31, 2013, our internal control over financial reporting was effective.
BDO USA, LLP, independent registered public accounting firm has audited our consolidated financial statements for the fiscal years ended March 31, 2011, 2012 and 2013, and our internal control over financial reporting as of March 31, 2013. Their reports appear in Item 8 under the heading “Reports of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013.
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
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013.
ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013.
ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013.
PART IV
ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
Our financial statements are set forth in Item 8 of this Form 10-K.

(b)	Financial Statement Schedule

		SCHEDULE II VALUATION and QUALIFYING ACCOUNTS
		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2011	Allowance for Doubtful Accounts	$382	$507	$132	$757
2012	Allowance for Doubtful Accounts	757	566	376	947
2013	Allowance for Doubtful Accounts	947	757	804	900
2011	Inventory Obsolescence Reserve	$756	$584	$2	$1,338
2012	Inventory Obsolescence Reserve	1,338	167	5	1,500
2013	Inventory Obsolescence Reserve	1,500	859	58	2,301

EXHIBIT INDEX

Number	Exhibit Title

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

10.1(b)
Second Amendment to Credit Agreement, dated June 25, 2012, by and among Orion Energy Systems, Inc., Orion Asset Management, LLC, Clean Energy Solutions, LLC, Great Lakes Energy Technologies, LLC and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 26, 2012 (File No. 001-33887), is hereby incorporated by reference.

10.1(c)
Third Amendment to Credit Agreement, dated February 5, 2013, by and among Orion Energy Systems, Inc., Orion Asset Management, LLC, Clean Energy Solutions, LLC, Great Lakes Energy Technologies, LLC and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to the Registrant's Current Report on Form 10-Q filed February 8, 2013 (File No. 001-33887), is hereby incorporated by reference.

10.2
Credit Agreement, dated September 30, 2011, by and among Orion Energy Systems, Inc., Orion Asset Management LLC, Clean Energy Solutions, LLC and JP Morgan Chase Bank, N.A., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2011 (File No. 001-33887), is hereby incorporated by reference.

10.2(a)
First Amendment to Credit Agreement, dated February 5, 2013, by and among Orion Asset Management, LLC, Orion Energy Systems, Inc., Clean Energy Solutions, LLC, Great Lakes Energy Technologies, LLC and JP Morgan Chase Bank, N.A., filed as Exhibit 10.2 to the Registrant's Current Report on Form 10-Q filed February 8, 2013 (File No. 001-33887), is hereby incorporated by reference.

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

10.7	Form of Stock Option Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan.* +

10.8	Form of Restricted Stock Award Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan.* +

10.9	Summary of Non-Employee Director Compensation effective as of May 14, 2013.* +

10.10
Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008 (File No. 001-33887), is hereby incorporated by reference.*

10.11
Executive Employment and Severance Agreement, dated as of September 27, 2012, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.10 to the Registrant's Form 8-K filed September 28, 2012 (File No. 001-33887), is hereby incorporated by reference.*

10.12
Executive Employment and Severance Agreement, effective November 9, 2012 between the Company and Scott R. Jensen, filed as Exhibit 10.13 to the Registrant's Form 10-Q filed November 9, 2012 (File No. 001-33887), is hereby incorporated by reference.*

10.13
Letter Agreement effective December 1, 2012 between the Company and John H. Scribante, filed as Exhibit 10.15 to the Company's Form 8-K filed on December 6, 2012 (File No. 001-33887), is hereby incorporated by reference.*

10.14
Letter Agreement effective December 1, 2012 between the Company and Michael J. Potts, filed as Exhibit 10.16 to the Company's Form 8-K filed on December 6, 2012 (File No. 001-33887), is hereby incorporated by reference.*

10.15
Letter Agreement effective December 1, 2012 between the Company and Scott R. Jensen, filed as Exhibit 10.17 to the Company's Form 8-K filed on December 6, 2012 (File No. 001-33887), is hereby incorporated by reference.*

21.1	Subsidiaries of Orion Energy Systems, Inc.+

23.1	Consent of Independent Registered Public Accounting Firm. +

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2013.

ORION ENERGY SYSTEMS, INC.
By:	/s/ JOHN H. SCRIBANTE
John H. Scribante Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 14, 2013.

Signature	Title

/s/ John H. Scribante	Chief Executive Officer and Director (Principal
John H. Scribante	Executive Officer)

/s/ Scott R. Jensen	Chief Financial Officer, Chief Accounting Officer and
Scott R. Jensen	Treasurer (Principal Financial Officer)

/s/ James R. Kackley	Chairman of the Board
James R. Kackley

/s/ Michael W. Altschaefl	Director
Michael W. Altschaefl

/s/ Kenneth L. Goodson, Jr.	Director
Kenneth L. Goodson, Jr.

/s/ Tryg C. Jacobson	Director
Tryg C. Jacobson

/s/ James D. Leslie	Director
James D. Leslie

/s/ Michael J. Potts	Director
Michael J. Potts

/s/ Elizabeth Gamsky Rich	Director
Elizabeth Gamsky Rich

/s/ Thomas N. Schueller	Director
Thomas N. Schueller

/s/ Mark C. Williamson	Director
Mark C. Williamson