Form 10-Q
period 2013-06-30
ORION ENERGY SYSTEMS, INC.
filed 2013-08-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

There were 21,081,680 shares of the Registrant’s common stock outstanding on August 5, 2013.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended June 30, 2013

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	June 30, 2013
Assets
Cash and cash equivalents	$14,376	$15,464
Short-term investments	1,021	1,022
Accounts receivable, net of allowances of $900 and $610	18,397	23,695
Inventories, net	15,230	15,376
Deferred contract costs	2,118	3,011
Prepaid expenses and other current assets	2,465	2,032
Total current assets	53,607	60,600
Property and equipment, net	27,947	27,012
Long-term inventory	11,491	9,887
Patents and licenses, net	1,709	1,695
Long-term accounts receivable	5,069	4,078
Other long-term assets	2,274	2,261
Total assets	$102,097	$105,533
Liabilities and Shareholders’ Equity
Accounts payable	$7,773	$10,643
Accrued expenses and other	5,457	5,963
Deferred revenue, current	2,946	4,022
Current maturities of long-term debt	2,597	2,451
Total current liabilities	18,773	23,079
Long-term debt, less current maturities	4,109	3,405
Deferred revenue, long-term	1,258	1,372
Other long-term liabilities	188	250
Total liabilities	24,328	28,106
Commitments and contingencies (See Note F)
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2013 and June 30, 2013; shares issued: 30,498,900 and 30,543,863 at March 31, 2013 and June 30, 2013; shares outstanding: 20,162,397 and 20,208,351 at March 31, 2013 and June 30, 2013	—	—
Additional paid-in capital	128,104	128,540
Treasury stock: 10,336,503 and 10,335,512 common shares at March 31, 2013 and June 30, 2013	(38,378)	(38,376)
Shareholder notes receivable	(265)	(264)
Retained deficit	(11,692)	(12,473)
Total shareholders’ equity	77,769	77,427
Total liabilities and shareholders’ equity	$102,097	$105,533
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2012	2013
Product revenue	$13,580	$17,523
Service revenue	1,730	3,329
Total revenue	15,310	20,852
Cost of product revenue	9,597	12,884
Cost of service revenue	1,340	2,245
Total cost of revenue	10,937	15,129
Gross profit	4,373	5,723
Operating expenses:
General and administrative	3,302	2,759
Sales and marketing	3,952	3,303
Research and development	697	490
Total operating expenses	7,951	6,552
Loss from operations	(3,578)	(829)
Other income (expense):
Interest expense	(161)	(113)
Interest income	225	174
Total other income	64	61
Loss before income tax	(3,514)	(768)
Income tax (benefit) expense	(1,574)	13
Net loss	$(1,940)	$(781)
Basic net loss per share attributable to common shareholders	$(0.09)	$(0.04)
Weighted-average common shares outstanding	22,561,135	20,173,743
Diluted net loss per share	$(0.09)	$(0.04)
Weighted-average common shares and share equivalents outstanding	22,561,135	20,173,743
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2012	2013
Operating activities
Net loss	$(1,940)	$(781)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	1,097	1,054
Stock-based compensation expense	366	370
Deferred income tax benefit	(1,446)	—
Loss on sale of property and equipment	10	21
Provision for bad debts	5	80
Other	34	33
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	3,245	(4,387)
Inventories, current and long-term	1,307	1,458
Deferred contract costs	(553)	(893)
Prepaid expenses and other assets	24	439
Accounts payable	(2,497)	2,870
Accrued expenses	221	568
Deferred revenue	134	1,190
Net cash provided by operating activities	7	2,022
Investing activities
Purchase of property and equipment	(978)	(130)
Purchase of short-term investments	(1)	(1)
Additions to patents and licenses	(25)	(19)
Proceeds from sales of property, plant and equipment	8	30
Net cash used in investing activities	(996)	(120)
Financing activities
Payment of long-term debt	(685)	(850)
Proceeds from repayment of shareholder notes	2	1
Repurchase of common stock into treasury	(2,463)	—
Excess tax benefits from stock-based compensation	27	—
Proceeds from issuance of common stock	48	35
Net cash used in financing activities	(3,071)	(814)
Net (decrease) increase in cash and cash equivalents	(4,060)	1,088
Cash and cash equivalents at beginning of period	23,011	14,376
Cash and cash equivalents at end of period	$18,951	$15,464
Supplemental cash flow information:
Cash paid for interest	$146	$109
Cash paid for income taxes	$30	$4
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$17	$—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2014 or other interim periods.
The condensed consolidated balance sheet at March 31, 2013 has been derived from the audited and adjusted consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Securities and Exchange Commission on June 14, 2013.
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

Short-Term Investments
The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2013 and June 30, 2013 were as follows (in thousands):

March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$487	$—	$—	$487	$487	$—
Bank certificate of deposit	1,021	—	—	1,021	—	1,021
Total	$1,508	$—	$—	$1,508	$487	$1,021

June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$487	$—	$—	$487	$487	$—
Bank certificate of deposit	1,022	—	—	1,022	—	1,022
Total	$1,509	$—	$—	$1,509	$487	$1,022
As of March 31, 2013 and June 30, 2013, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).
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

Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:

Aging Analysis as of June 30, 2013 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$2,761	$119	$165	$284	$3,045
Lease balances included in consolidated accounts receivable—long-term	3,231	—	—	—	3,231
Total gross sales-type leases	5,992	119	165	284	6,276
Allowance	—	—	(87)	(87)	(87)
Total net sales-type leases	$5,992	$119	$78	$197	$6,189
Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is currently no impairment of the receivables for the sales-type leases. The Company incurred $0 of write-offs or credit losses against its OTA sales-type lease receivable balances in fiscal 2013 and for the three months ended June 30, 2013, respectively.
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2013 and June 30, 2013, the Company had inventory obsolescence reserves of $2.3 million and $2.3 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following (in thousands):

	March 31, 2013	June 30, 2013
Raw materials and components	$8,207	$7,216
Work in process	846	999
Finished goods	6,177	7,161
	$15,230	$15,376
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Deferred contract costs amounted to $2.1 million and $3.0 million as of March 31, 2013 and June 30, 2013, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables.

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31, 2013	June 30, 2013
Land and land improvements	$1,562	$1,562
Buildings	15,918	15,918
Furniture, fixtures and office equipment	11,995	11,969
Leasehold improvements	58	58
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	10,620	10,597
Construction in progress	91	138
	45,241	45,239
Less: accumulated depreciation and amortization	(17,294)	(18,227)
Net property and equipment	$27,947	$27,012
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
Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of June 30, 2013, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2014	$638
Fiscal 2015	955
Fiscal 2016	308
Fiscal 2017	9
Total gross long-term receivable	1,910
Less: amount representing interest	(235)
Net long-term receivable	$1,675
Long-Term Inventories
The Company records long-term inventory for the non-current portion of its wireless controls finished goods inventory. The inventories are stated at the lower of cost or market value with cost determined using the FIFO method.
Other Long-Term Assets

Other long-term assets include long-term security deposits, prepaid licensing costs, a note receivable, deferred costs for a long-term contract, and deferred financing costs. Other long-term assets include $58,000 and $52,000 of deferred financing costs as of March 31, 2013 and June 30, 2013, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (5 to 10 years).
Accrued Expenses and Other
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, accrued legal costs, accrued commissions, accrued project costs, sales tax payable and other various unpaid expenses. Accrued expenses include $1.3 million and $1.6 million of accrued reorganization and settlement costs as of March 31, 2013 and June 30, 2013.
The Company generally offers a limited warranty of one year on its products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s products.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended June 30,
	2012	2013
Beginning of period	$84	$284
Provision to product cost of revenue	15	149
Charges	(9)	(146)
End of period	$90	$287
Revenue Recognition
Revenue is recognized on the sales of our lighting and related energy efficiency systems and products when the following four criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured.
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
To determine the selling price in multiple-element arrangements, the Company established the selling price for its HIF lighting and energy management system products using management's best estimate of the selling price, as VSOE or TPE does not exist. Product revenue is recognized when products are shipped. For product revenue, management's best estimate of selling price is determined using a cost plus gross profit margin method. In addition, the Company records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE or TPE does not exist. Service revenue is recognized when services are completed and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. The Company’s service revenues, other than for installation and recycling that are completed prior to delivery of the product, are included in product revenue using management’s best estimate of selling price, as VSOE or TPE does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services, along with the Company's installation and recycling services, under a multiple-element arrangement, management’s best estimate of selling price is determined by considering several external and internal factors including, but not limited to, economic conditions and trends, customer demand, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services and internal costs. The determination of estimated selling price is made through consultation with and approval by management, taking into account all of the preceding factors.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2013, the Company has a valuation allowance of $7.5 million against its deferred tax assets.
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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three months ended June 30, 2012 and 2013, realized tax benefits from the exercise of stock options were $27,000 and $0, respectively.
Stock Option Plans

The fair value of each option grant for the three months ended June 30, 2012 and 2013 was determined using the assumptions in the following table:

	Three Months Ended June 30,
	2012	2013
Weighted average expected term	5.5 years	4.1 years
Risk-free interest rate	0.8%	0.8%
Expected volatility	74.4%	73.3%
Expected forfeiture rate	15.1%	21.4%
Net (Loss) Income per Common Share
Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Diluted net (loss) income per common share reflects the dilution that would occur if warrants and employee stock options were exercised. In the computation of diluted net (loss) income per common share, the Company uses the “treasury stock” method for outstanding options, warrants and restricted shares. Diluted net loss per common share is the same as basic net loss per common share for the three months ended June 30, 2012 and 2013, because the effects of potentially dilutive securities are anti-dilutive. The effect of net (loss) income per common share is calculated based upon the following shares (in thousands except share amounts):

	Three Months Ended June 30,
	2012	2013
Numerator:
Net loss (in thousands)	$(1,940)	$(781)
Denominator:
Weighted-average common shares outstanding	22,561,135	20,173,743
Weighted-average effect of assumed conversion of stock options and warrants	—	—
Weighted-average common shares and common share equivalents outstanding	22,561,135	20,173,743
Net loss per common share:
Basic	$(0.09)	$(0.04)
Diluted	$(0.09)	$(0.04)
The following table indicates the number of potentially dilutive securities outstanding as of the end of each period:

	June 30, 2012	June 30, 2013
Common stock options	4,272,747	3,459,091
Restricted shares	138,750	270,788
Common stock warrants	38,980	38,980
Total	4,450,477	3,768,859
Concentration of Credit Risk and Other Risks and Uncertainties
The Company purchases its solar panels from multiple suppliers. For the three months ended June 30, 2012, no panel supplier accounted for more than 10% of total cost of revenue. For the three months ended June 30, 2013, purchases from one supplier accounted for 13% of total cost of revenue.
For the three months ended June 30, 2012, no customer accounted for more than 10% of revenue. For the three months ended June 30, 2013, one customer accounted for 22% of revenue.
As of March 31, 2013, no customer accounted for more than 10% of accounts receivable. As of June 30, 2013, one customer accounted for 23% of accounts receivable.
Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a significant impact on the Company’s consolidated financial statements.
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
NOTE C — RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2012 and 2013, the Company purchased goods and services from an entity in the amounts of $40,000 and $0, respectively, for which a director of the Company serves as a member of the board of directors.
NOTE D — LONG-TERM DEBT
Long-term debt as of March 31, 2013 and June 30, 2013 consisted of the following (in thousands):

	March 31, 2013	June 30, 2013
Term note	$263	$193
Customer equipment finance notes payable	4,408	3,724
First mortgage note payable	694	673
Debenture payable	721	710
Other long-term debt	620	556
Total long-term debt	6,706	5,856
Less current maturities	(2,597)	(2,451)
Long-term debt, less current maturities	$4,109	$3,405
Revolving Credit Agreement
The Company has a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on August 30, 2013. Borrowings under the Credit Facility are limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. Such commitment includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2013, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. There were no loans outstanding under the Credit Agreement as of March 31, 2013 or June 30, 2013. In February 2013, the Company completed an amendment to the Credit Agreement making certain changes to the financial covenants, which are described below. In June 2013, due to the timing of the closing of the Harris acquisition, the Company completed an amendment to extend the maturity date to August 30, 2013.
The Credit Agreement, as amended, requires the Company to maintain (i) a ratio of total liabilities to tangible net worth not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter, (ii) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (iii) EBITDA of at least $1.0 million during each fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company was not in compliance with the EBITDA covenant in the Credit Agreement, as amended, as of June 30, 2013. The Company expects to receive a waiver to the EBITDA covenant noncompliance, and to establish a revised EBITDA requirement, as part of its renewal of the Credit Agreement, which is expected to be completed before the end of August 2013.

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
Borrowings under the Credit Agreement bear interest based on LIBOR plus an applicable margin (the Applicable Margin), which ranges from 2.0% to 3.0% per annum based on the Company's debt service coverage ratio from time to time. The Company must pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on the Company's debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of June 30, 2013.
OTA Credit Agreement
The Company has a credit agreement with JP Morgan that provided up to $5.0 million that was immediately available to fund completed customer contracts under its OTA finance program. The Company had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowings. As of June 30, 2013, the Company had $1.6 million outstanding under the credit agreement. There were no new borrowings during fiscal 2013. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 37 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. In February 2013, the Company completed an amendment to the credit agreement making certain changes to the financial covenants requiring the Company to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (ii) EBITDA of at least $1.0 million during each fiscal quarter. The Company was not in compliance with the EBITDA covenant, as amended, in the credit agreement as of June 30, 2013. The Company expects to receive a waiver to the EBITDA covenant noncompliance, and to establish a revised EBITDA requirement, as part of its renewal of the Credit Agreement, which is expected to be completed before the end of August 2013.
NOTE E — INCOME TAXES
The income tax provision for the three months ended June 30, 2013 was determined by applying an estimated annual effective tax rate of (1.7)% to loss before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits. As of June 30, 2013, the Company has recorded a valuation allowance of $7.5 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. ASC 740, Income Taxes, requires that a deferred tax asset be reduced by a valuation allowance if there is less than a 50% chance that it will be realized. The determination of the realization of deferred tax assets requires considerable judgment. ASC 740 prescribes the consideration of both positive and negative evidence in evaluating the need for a valuation allowance. Negative evidence for the Company includes a cumulative three year operating loss and limited visibility into future earnings. While the Company has positive evidence with a strong backlog of orders, the Company has determined that the current negative evidence outweighs the current positive evidence and has concluded that the conservative approach is to record a valuation allowance. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Three Months Ended June 30,
	2012	2013
Statutory federal tax rate	34.0%	34.0%
State taxes, net	5.2%	1.9%
Federal tax credit	—%	12.5%
State tax credit	—%	4.1%
Change in valuation reserve	—%	(53.0)%
Permanent items	5.5%	0.1%
Change in tax contingency reserve	0.1%	(0.3)%
Other, net	—%	(1.0)%
Effective income tax rate	44.8%	(1.7)%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $70,000 were recorded in fiscal 2013 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0 were recorded for the three months ended June 30, 2013.
As of June 30, 2013, the Company had federal net operating loss carryforwards of approximately $11.8 million, of which $3.0 million are associated with the exercise of NQSOs that have not yet been recognized by the Company. The Company also has state net operating loss carryforwards of approximately $11.2 million, of which $4.1 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.5 million and state tax credits of $0.5 million. As of June 30, 2013, the Company has recorded a valuation allowance of $7.5 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of June 30, 2013, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2014 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the three months ended June 30, 2012 and 2013, the Company had the following unrecognized tax benefit activity (in thousands):

	Three Months Ended June 30,
	2012	2013
Unrecognized tax benefits as of beginning of period	$406	$188
Additions based on tax positions related to the current period positions	—	2
Reduction due to lapse of statute of limitations	(5)	—
Unrecognized tax benefits as of end of period	$401	$190
NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles and equipment under operating leases expiring at various dates through 2021. Rent expense under operating leases was $0.5 million and $0.3 million for the three months ended June 30, 2012 and 2013, respectively. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of June 30, 2013, the Company had entered into $9.4 million of purchase commitments related to fiscal 2014, including $1.0 million for operating lease commitments and $5.7 million for inventory purchase commitments.
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
Employee Stock Purchase Plan
In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, the Company had halted the loan program. The Company had the following shares issued from treasury for cash purchases as of March 31, 2013 and for the three months ended June 30, 2013:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Cumulative through March 31, 2013	150,408	$1.66-4.04	128,143	$361,550	$96,441
Quarter Ended June 30, 2013	990	$2.48	—	—	823
Total as of June 30, 2013	151,398	$1.66 - 4.04	128,143	$361,550	$97,264
Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
Share Repurchase Program
In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. In April 2012, the Company’s Board approved another increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company’s outstanding common stock. As of June 30, 2013, the Company had repurchased 3,002,200 shares of common stock at a cost of $6,742,000 under the program. The Company does not intend to repurchase common stock under this program in the near-term.
NOTE H — STOCK OPTIONS, RESTRICTED SHARES AND WARRANTS
The Company grants stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (the Plans). Under the terms of the Plans, the Company has reserved 13,500,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between 1 month and 5 years although longer vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are generally contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both ISOs and NQSOs, although in July 2008, the Company adopted a policy of thereafter only granting NQSOs. Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.
In fiscal 2011, the Company converted all of its existing ISO awards to NQSO awards. No consideration was given to the employees for their voluntary conversion of ISO awards.
In June 2012, the Compensation Committee of the Board of Directors approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for such employees to earn long-term equity incentive awards. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is between three to five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. For the three months ended June 30, 2013, an aggregate of 186,788 of restricted shares were granted valued at a price per share between $2.41 and $2.42, which was the closing market price as of each grant date.
For the three months ended June 30, 2012 and 2013, the Company issued 13,547 and 13,714 shares under the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $2.03 per share and $2.41 per share, respectively, the closing market prices as of the issuance dates. Additionally, during the three months ended June 30, 2012, the Company issued 3,000 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.03 per share, the closing market price as of the issuance date.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended June 30,
	2012	2013
Cost of product revenue	$31	$20
General and administrative	150	221
Sales and marketing	177	126
Research and development	8	3
Total	$366	$370
As of June 30, 2013, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $2.5 million over a remaining weighted average expected term of 6.5 years.
The following table summarizes information with respect to the Plans:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2013	1,632,778	3,312,523	$3.42	6.54
Granted stock options	(305,544)	305,544	2.41
Granted shares	(13,714)	—	—
Restricted shares	(186,788)	—	—
Forfeited restricted shares	6,250	—	—
Forfeited stock options	142,476	(142,476)	2.57
Exercised	—	(16,500)	2.03
Balance at June 30, 2013	1,275,458	3,459,091	$3.37	6.52	$556,937
Exercisable at June 30, 2013		1,475,356	$4.07	4.85	$181,506
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $2.48 as of June 28, 2013.

A summary of the status of the Company’s outstanding non-vested stock options as of June 30, 2013 was as follows:

Non-vested at March 31, 2013	1,747,805
Granted	305,544
Vested	(226,521)
Forfeited	(142,476)
Non-vested at June 30, 2013	1,684,352

During the first three months of fiscal 2014, the Company granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2013	105,000
Shares issued	186,788
Shares vested	(14,750)
Shares forfeited	(6,250)
Shares outstanding at June 30, 2013	270,788
Per share price on grant date	$1.80-2.42
Compensation expense for three months ended June 30, 2013	$22,683
As of June 30, 2013, the amount of deferred stock-based compensation related to grants of restricted shares, to be recognized over a remaining period of 4.25 years, was approximately $0.6 million.
The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2013 or during the three months ended June 30, 2013.
A summary of outstanding warrants at June 30, 2013 follows:

	Number of Shares	Exercise Price	Expiration
Balance at March 31, 2013	38,980	$2.25	Fiscal 2015
Balance at June 30, 2013	38,980	$2.25	Fiscal 2015
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

	Revenues		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2013	2012	2013
(dollars in thousands)
Segments:
Energy Management	$12,600	$15,890	$(1,758)	$149
Engineered Systems	2,710	4,962	(396)	202
Corporate and Other	—	—	(1,424)	(1,180)
	$15,310	$20,852	$(3,578)	$(829)

	Total Assets		Deferred Revenue
	March 31, 2013	June 30, 2013	March 31, 2013	June 30, 2013
(dollars in thousands)
Segments:
Energy Management	$58,627	$56,655	$564	$496
Engineered Systems	9,339	14,051	3,640	4,898
Corporate and Other	34,131	34,827	—	—
	$102,097	$105,533	$4,204	$5,394
The Company’s revenue and long-lived assets outside the United States are insignificant.
NOTE J — SUBSEQUENT EVENTS
On July 1, 2013, the Company completed its acquisition of Harris Manufacturing, Inc. and Harris LED, LLC. The purchase price was paid through a combination of $5.0 million in cash, the issuance of an unsecured subordinated three-year promissory note in the principal amount of $3.0 million bearing interest at the rate of 4% per annum and 856,997 shares of the Company's unregistered common stock, representing a fair value on the date of issuance of $2.1 million. The purchase price is subject to potential post-closing date adjustments for net working capital and certain other items. In addition, the Company may pay up to an additional $1.0 million in shares of unregistered common stock upon Harris' post-closing achievement of certain revenue milestones in calendar year 2013 and/or 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2013 Annual Report filed on Form 10-K for the fiscal year ended March 31, 2013 and elsewhere in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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
As part of our cost reduction initiatives, we identified cost containment initiatives which we believe will result in annualized cost reductions of approximately $5.2 million. During the fiscal 2013 second half, we implemented all of these cost reduction initiatives, including a reduction in headcount of approximately 18%, the termination of consulting agreements, material and component cost savings in our HIF lighting products, and discretionary spending reductions. We have also identified an additional $2.0 million of annualized cost containment initiatives which we are working towards implementing in the future. These new initiatives will require some time to implement due to contractual obligations, engineering review, production planning and other analysis related to ensuring minimal business interruption and risk. There is no guarantee that we will be able to implement these cost containment opportunities and recognize any of these additional cost savings.
As noted above, we are actively expanding our direct sales force. During fiscal 2013, we began to increase our in-market sales force and expect to continue to increase our sales headcount during the remainder of our fiscal 2014 year. We expect that these additional costs will increase our overall sales and marketing expense in fiscal 2014 by approximately $2.3 million and that the net benefit of these additions and our implemented cost containment initiatives will result in reduced annual expense of approximately $2.9 million.
On July 1, 2013, we completed the acquisition of the equity interests of Harris Manufacturing, Inc. and Harris LED, LLC., or collectively Harris. Harris engineers, designs, sources and manufactures energy efficient lighting systems, including fluorescent and LED lighting solutions, and day-lighting products. We expect the Harris acquisition to expand our product lines, increase our sales force and provide growth opportunities into markets where we have not had a strong presence, specifically, new construction, retail store fronts, commercial office and government. The initial purchase price for the transaction was $10.1 million, subject to adjustments for net working capital. The purchase price was paid in a combination of $5.0 million of cash, $3.0 million in a three-year unsecured subordinated note bearing interest at the rate of 4% per annum and

856,997 shares of unregistered common stock, representing a fair value on the date of issuance of $2.1 million. Additionally, we may pay up to an additional $1.0 million in shares of our common stock upon Harris’ post-closing achievement of certain revenue milestones in calendar year 2013 and/or 2014. Harris had unaudited revenue of approximately $14.5 million and unaudited net income of approximately $0.9 million during the year ended December 31, 2012. We expect the transaction to be accretive to our future earnings during fiscal 2014. Our disclosures and comments that follow, do not include the impact or the anticipated impact of the acquisition of Harris, other than as set forth under Liquidity and Capital Resources.
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
We have sold and installed more than 2,574,251 of our HIF and LED lighting systems in over 9,379 facilities from December 1, 2001 through June 30, 2013. We have sold our products to 152 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2013 included Coca-Cola Enterprises, Inc., PepsoCo Inc., U.S. Foodservice, SYSCO Corp., Quad Graphics, Inc. and Wakefern Food Corporation.
Our fiscal year ends on March 31. We refer to our prior fiscal year which ended on March 31, 2013, as “fiscal 2013”, and our current fiscal year, which will end on March 31, 2014, as “fiscal 2014.” Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Due to a difficult economic environment, especially as it has impacted capital equipment manufacturers, our results for fiscal 2013 and the first quarter of fiscal 2014 continued to be adversely affected by lengthened customer sales cycles and sluggish customer capital spending. To address these difficult economic conditions, we implemented several cost reduction initiatives during the fiscal 2013 second half as described above. During fiscal 2014, we are aggressively focused on additional cost containment initiatives related to material product costs, service margin expansion and implementing lean manufacturing methodologies to reduce production costs in our manufacturing facility.
In response to the constraints on our customers’ capital spending budgets, we have been promoting the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. The majority of these sales occur on a non-recourse basis. During fiscal 2013 and the first quarter of fiscal 2014, approximately 73.3% and 87.2%, respectively, of our total completed OTA contracts were financed directly through third party equipment finance companies. In the future, we intend to continue to utilize third party finance companies to fund the majority of our OTA contracts. In future periods, the number of customers who choose to purchase our systems by using our OTA financing program will be dependent upon our relationships with third party equipment finance companies, the extent to which customers' choose to use their own capital budgets and the extent to which customers' choose to enter into finance contracts. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar Power Purchase Agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and have been able to secure several external sources of funding for PPA’s on behalf of our customers.

Despite these recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our return to profitability during our fiscal 2013 second half, the significant improvement in our fiscal 2014 first quarter performance compared to our fiscal 2013 first quarter performance, our investments into our retail sales force and our intentions to continue to expand our retail sales force during the remainder of fiscal 2014, our cost containment initiatives and opportunities, the increasing volume of unit sales of our new products, specifically our exterior HIF and LED fixtures, and the completion of our acquisition of Harris and the increased sales market opportunities that Harris provides. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the new market opportunities in commercial office, government and retail that Harris provides, the continued development of our new products and product enhancements, including our new LED product offerings, the opportunity for additional revenue from sales of renewable technologies through our Orion Engineered Systems Division, our refocused management efforts which has resulted in our cost reduction initiatives, and the opportunity to increase gross margins through the leverage of our under-utilized manufacturing capacity.
Our annual report on Form 10-K for the fiscal year ended March 31, 2013 provides additional information about our business and operations.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our installation and recycling service revenues are recognized when services are complete and customer acceptance has been received. Our wholesale channels, which includes our value-added resellers and electrical contractors, accounted for approximately 59% of our total revenue in fiscal 2013, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems division. During the first three months of fiscal 2014, wholesale revenues accounted for approximately 62% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems division, compared to 62% for the first three months of fiscal 2013. In fiscal 2012, we focused our expansion efforts on our direct retail sales channel through the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems division. During the fiscal 2013 second half, we re-engineered our telemarketing call center for the purpose of improving the quality of leads and increasing sales closing ratios. We also continued the expansion of a direct in-market sales force and intend to continue increasing the number of direct sales personnel during fiscal 2014.
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
In fiscal 2013, we recognized $6.7 million of revenue from 128 completed OTA contracts. For the three months ended June 30, 2013, we recognized $1.6 million of revenue from 24 completed contracts compared to $1.8 million from 19 completed contracts during the three months ended June 30, 2012.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2013, we recognized $0.7 million of revenue from completed PPAs. In the first three months of fiscal 2014, we recognized $0.2 million of revenue from completed PPAs. As of June 30, 2013, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $2.1 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of June 30, 2013 (in thousands):

Fiscal 2014	$233
Fiscal 2015	247
Fiscal 2016	247
Fiscal 2017	247
Fiscal 2018	246
Beyond	867
Total expected future discounted revenue from PPA's	$2,087

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
We recognize revenue on product only sales of our lighting and energy management systems at the time of shipment. For lighting and energy management systems projects consisting of multiple elements of revenue, such as a combination of product sales and services, we recognize revenue by allocating the total contract revenue to each element based on their relative selling prices. We determine the selling price of each element based upon management's best estimate giving consideration to pricing practices, margin objectives, competition, scope and size of individual projects, geographies in which we offer our products and services and internal costs. We recognize revenue at the time of product shipment on product sales and on services completed prior to product shipment. We recognize revenue associated with services provided after product shipment, based on their relative selling price, when the services are completed and customer acceptance has been received. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our solar PV projects and multi-facility roll-out projects. Our top 10 customers accounted for approximately 34% and 45% of our total revenue for the first three months of fiscal 2013 and fiscal 2014, respectively. No customer accounted for more than 10% of our total revenue in the first three months of fiscal 2013. One customer accounted for 22% of our total revenue in the first three months of fiscal 2014. To the extent that multi-facility roll-out projects and large solar PV projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA and PPA programs and any new products, applications and service that we may introduce through our Orion Engineered Systems division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the rate at which we expand our direct sales force; (iv) our ability to realize revenue from our services; (v) market conditions; (vi) the level of our wholesale sales; (vii) our execution of our sales process; (viii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (ix) the selling price of our products and services; (x) changes in capital investment levels by our customers and prospects; and (xi) customer sales and budget cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.

Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of June 30, 2013, we had a backlog of firm purchase orders of approximately $18.6 million, which included $16.5 million of solar PV orders. As of March 31, 2013, we had a backlog of firm purchase orders of approximately $21.9 million, which included $20.2 million of solar PV orders. We currently expect approximately $16.6 million of our June 30, 2013 backlog to be recognized as revenue in fiscal 2014 and the remainder in future years. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be recognized as revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months from the time construction of the system begins, although during fiscal 2012, we received a $20.2 million single order for which the solar PV system construction began during our fiscal 2014 first quarter. As a result of the decreased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) materials for sales of solar PV systems through our Engineered Systems division, including solar panels, inverters and wiring; (iv) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (v) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (vi) warranty expenses; (vii) installation and integration; and (viii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate through the recycling of old scrap fixtures through our facility which contain similar content of aluminum when compared to new fixtures. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier. We purchase our solar panels from multiple suppliers for sales of our solar generating systems. For the three months ended June 30, 2012, no panel supplier accounted for more than 10% of total cost of revenue. For the three months ended June 30, 2013, purchases from one supplier accounted for 13% of total cost of revenue. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgment that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2013, we reduced indirect headcount as part of our cost containment initiative. During fiscal 2014, we are aggressively focused on cost containment initiatives related to material product costs, service margin expansion and the implementation of lean manufacturing methodologies to reduce production costs in our manufacturing facility.
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
We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $0.4 million and $0.4 million of compensation expense for the first three months of fiscal 2013 and fiscal 2014, respectively. As a result of prior option and restricted stock grants, we expect to recognize an additional $3.1 million of stock-based compensation over a weighted average period of approximately six years, including $0.8 million in the last nine months of fiscal 2014. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Income Taxes. As of June 30, 2013, we had net operating loss carryforwards of approximately $11.8 million for federal tax purposes and $11.2 million for state tax purposes. Included in these loss carryforwards were $3.0 million for federal and $4.1 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.5 million and state credit carryforwards of approximately $0.5 million. A valuation allowance has been set up to fully reserve for our net operating losses and our tax credits. It is possible that we may not be able to utilize the full benefit of our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2033. Our valuation allowance for deferred tax assets is based upon our cumulative three year operating losses.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. There was no limitation that occurred for fiscal 2012 or fiscal 2013.

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2012		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$13,580	88.7%	$17,523	84.0%	29.0%
Service revenue	1,730	11.3%	3,329	16.0%	92.4%
Total revenue	15,310	100.0%	20,852	100.0%	36.2%
Cost of product revenue	9,597	62.7%	12,884	61.8%	34.3%
Cost of service revenue	1,340	8.7%	2,245	10.8%	67.5%
Total cost of revenue	10,937	71.4%	15,129	72.6%	38.3%
Gross profit	4,373	28.6%	5,723	27.4%	30.9%
General and administrative expenses	3,302	21.6%	2,759	13.2%	(16.4)%
Sales and marketing expenses	3,952	25.8%	3,303	15.9%	(16.4)%
Research and development expenses	697	4.6%	490	2.3%	(29.7)%
Loss from operations	(3,578)	(23.4)%	(829)	(4.0)%	(76.8)%
Interest expense	(161)	(1.1)%	(113)	(0.5)%	(29.8)%
Interest income	225	1.5%	174	0.8%	(22.7)%
Loss before income tax	(3,514)	(23.0)%	(768)	(3.7)%	(78.1)%
Income tax (benefit) expense	(1,574)	(10.3)%	13	—%	(100.8)%
Net loss	$(1,940)	(12.7)%	$(781)	(3.7)%	(59.7)%
Revenue. Product revenue increased from $13.6 million for the fiscal 2013 first quarter to $17.5 million for the fiscal 2014 first quarter, an increase of $3.9 million, or 29%. The increase in product revenue was a result of increased sales of our high intensity fluorescent, or HIF, integrated lighting systems through our direct and wholesale channels, sales of solar photovoltaic, or PV, systems and sales of our light emitting diode, or LED, fixtures. Service revenue increased from $1.7 million for the fiscal 2013 first quarter to $3.3 million for the fiscal 2014 first quarter, an increase of $1.6 million, or 92%. The increase in service revenue was a result of the installation of solar projects under construction. Total revenue from renewable energy systems was $5.0 million for the first three months of fiscal 2014 compared to $2.7 million for the first three months of fiscal 2013, an increase of $2.3. million, or 85%. The increase in solar revenue was due to an increase in the system size of our projects under construction compared to smaller projects under construction during fiscal 2013.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $9.6 million for the fiscal 2013 first quarter to $12.9 million for the fiscal 2014 first quarter, an increase of $3.3 million, or 34%. Our cost of service revenue increased from $1.3 million for the fiscal 2013 first quarter to $2.2 million for the fiscal 2014 first quarter, an increase of $0.9 million, or 68%. Gross margin decreased from 28.6% for the fiscal 2013 first quarter to 27.4% for the fiscal 2014 first quarter. Our gross margins were unfavorably impacted by an increased mix of lower margin solar projects during the fiscal 2014 first quarter compared to the prior year first quarter. Our gross margin on renewable revenues was 22.2% during the fiscal 2014 first quarter compared to 34.8% during the fiscal 2013 first quarter. We expect that our total margins from sales of renewable solar systems will continue to remain in the 20.0% range during the remainder of fiscal 2014. Gross margin from sales of our integrated lighting systems for the fiscal 2014 first quarter was 29.1% compared to 27.2% for the fiscal 2013 first quarter. The increase in our lighting gross margin percentage was due to the increase in product revenue and the resulting leverage of our fixed manufacturing costs.
General and Administrative. Our general and administrative expenses decreased from $3.3 million for the fiscal 2013 first quarter to $2.8 million for the fiscal 2014 first quarter, a decrease of $0.5 million, or 16%. The decrease was due to reorganizational accrual reversals of $1.1 million, reduced compensation and benefit expenses of $0.3 million resulting from headcount reductions, decreased audit expenses of $0.3 million and other discretionary reductions of $0.1 million. These reductions were partially offset by a litigation settlement, net of insurance proceeds, of $1.0 million and other increased legal expenses of $0.1 million during the quarter. We reduced headcounts in November 2012 as part of our fiscal 2013 cost reduction initiatives.

Sales and Marketing. Our sales and marketing expenses decreased from $4.0 million for the fiscal 2013 first quarter to $3.3 million for the fiscal 2014 first quarter, a decrease of $0.7 million, or 16%. The decrease was due to reduced compensation and benefit expense of $0.5 million resulting from headcount reductions and discretionary spending reductions of $0.4 million, offset by an increase in our sales commission expense of $0.2 million. Total sales and marketing headcount was 112 and 84 at June 30, 2012 and 2013, respectively.
Research and Development. Our research and development expenses decreased from $0.7 million for the fiscal 2013 first quarter to $0.5 million for the fiscal 2014 first quarter, a decrease of $0.2 million, or 30%. The decrease was due to a reduction in compensation expenses, consulting expenses and product testing costs related to our energy management control initiatives.
Interest Expense. Our interest expense decreased from $161,000 for the fiscal 2013 first quarter to $113,000 for the fiscal 2014 first quarter, a decrease of $48,000, or 30%. The decrease in interest expense was due to the reduction in total debt compared to the prior year first quarter. In the future, we expect an increase in interest expense due to the $3.0 million promissory note issued as part of the Harris acquisition on July 1, 2013.
Interest Income. Interest income decreased from $225,000 for the fiscal 2013 first quarter to $174,000 for the fiscal 2014 first quarter, a decrease of $51,000, or 23%. Our interest income decreased as we increased the utilization of third party finance providers for a majority of our OTA financed projects. In the future, we expect our interest income to decrease as we continue to utilize third party finance providers for our OTA projects.
Income Taxes. Our income tax expense increased from a benefit of $1.6 million for the fiscal 2013 first quarter to expense of $13,000 for the fiscal 2014 first quarter, an increase of $1.6 million, or 101%. During our fiscal 2013 second quarter, we recorded a valuation reserve against our deferred tax assets in the amount of $4.1 million due to uncertainty over the realization value of these assets in the future. Our effective income tax rate for the first three months of fiscal 2013 was a benefit rate of 44.8%, compared to a rate of (1.7)% for the first three months of fiscal 2014. The change in effective rate was due primarily to the impact of the valuation reserve established and expected minimum state tax liabilities.
Energy Management Segment
The following table summarizes our Energy Management segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2012	2013
Revenues	$12,600	$15,890
Operating (loss) income	$(1,758)	$149
Operating margin	(14.0)%	0.9%
Energy Management segment revenue increased $3.3 million, or 26%, from $12.6 million for the fiscal 2013 first quarter to $15.9 million for the fiscal 2014 first quarter. The increase in revenue for the fiscal 2014 first quarter was due to increased sales of our HIF and LED lighting systems to our national account and wholesale customers.
Energy Management segment operating income increased $1.9 million, or 108%, from an operating loss of $1.8 million for the fiscal 2013 first quarter to operating income of $0.1 million for the fiscal 2014 first quarter. The increase in operating income for the fiscal 2014 first was a result of increased revenue and reductions in operating headcount related to our November 2012 cost containment initiatives.
Engineered Systems Segment
The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2012	2013
Revenues	$2,710	$4,962
Operating (loss) income	$(396)	$202
Operating margin	(14.6)%	4.1%
Engineered Systems segment revenue increased $2.3 million, or 83%, from $2.7 million for the fiscal 2013 first quarter to $5.0 million for the fiscal 2014 first quarter. The increase in revenue for the fiscal 2014 first quarter was due to the start of construction on a $20.0 million solar project on a landfill site.

Engineered Systems segment operating income increased $0.6 million, or 151%, from operating loss of $0.4 million for the fiscal 2013 first quarter to operating income of $0.2 million for the fiscal 2014 first quarter. The increase in operating income for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was a result of the increased gross margin contribution from the revenue increase and due to reduced operating costs due to cost containment initiatives.
Liquidity and Capital Resources
Overview
We had approximately $15.5 million in cash and cash equivalents and $1.0 million in short-term investments as of June 30, 2013, compared to $14.4 million and $1.0 million at March 31, 2013. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date in September 2013 and a yield of 0.50%. Additionally, as of June 30, 2013, we had $13.3 million of borrowing availability under our revolving credit agreement. Our OTA credit agreement expired September 30, 2012 for new borrowings, but not for amounts previously drawn. We did not borrow on the OTA credit agreement during fiscal 2013. We believe that having multiple external funding sources that will purchase our OTA contracts from us has greatly reduced the cash strain created by funding these contracts ourselves and is no longer an impediment to our ability to increase the number of OTA contracts we complete in the future. On July 1, 2013, we completed the acquisition of Harris Manufacturing Inc., and Harris LED, LLC. The purchase price was paid through a combination of $5.0 million in cash, $3.0 million in a three-year unsecured subordinated note bearing interest at the rate of 4% per annum and 856,997 shares of unregistered Orion common stock, representing a fair value on the date of issuance of $2.1 million. In addition, we may pay up to an additional $1.0 million in shares of unregistered common stock upon Harris achieving certain revenue milestones in calendar year 2013 and/or 2014. In July 2013, we paid $975,000, net of insurance proceeds, to settle various claims filed against us by a former senior vice president. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for the next 12 months, dependent upon our growth opportunities with our cash and finance customers and acquisition opportunities.
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2012 and 2013 (in thousands):

	Three Months Ended June 30,
	2012	2013
Operating activities	$7	$2,022
Investing activities	(996)	(120)
Financing activities	(3,071)	(814)
(Decrease) increase in cash and cash equivalents	$(4,060)	$1,088
Cash Flows Related to Operating Activities. Cash provided from operating activities for the first quarter of fiscal 2014 was $2.0 million and consisted of net cash provided by changes in operating assets and liabilities of $1.2 million and a net loss adjusted for non-cash expense items of $0.8 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $1.5 million in inventory on decreased purchases of lighting components, predominantly fluorescent ballasts and LED components, an increase in accounts payable of $2.9 million due to the timing of vendor payments for solar project materials and construction installation costs, a decrease in prepaid and other assets of $0.4 million for unbilled revenue related to solar projects where construction progress is billed to the customer at the beginning of the month following the month in which the work was performed and an increase in accrued expenses of $0.6 million related to legal expenses and project installation costs. Cash used from changes in operating assets and liabilities included a $4.4 million increase in accounts receivable due to the timing of project billing for a large solar project under construction.
Cash provided by operating activities for the first quarter of fiscal 2013 was break even and consisted of net cash provided from changes in operating assets and liabilities of $1.9 million offset by a net loss adjusted for non-cash expense items of $1.9 million. Cash provided by working capital improvements was primarily due to a decrease in total accounts receivable of $3.3 million due to customer collections and reduced revenue and a decrease of $1.3 million in inventory due to reduced purchases during the fiscal 2013 first quarter. These benefits were partially offset by a decrease of $2.5 million in accounts payable related to payments made and reduced inventory purchases.
Cash Flows Related to Investing Activities. For the first quarter of fiscal 2014, cash used in investing activities was $0.1 million for capital improvements related to product development tooling and information technology systems.

For the first quarter of fiscal 2013, cash used in investing activities was $1.0 million for capital improvements related to our product development, information technology systems, manufacturing improvements and facility investments.
Cash Flows Related to Financing Activities. For the first quarter of fiscal 2014, cash flows used in financing activities were $0.8 million, which included $0.9 million used for repayment of long-term debt partially offset by $36,000 received from stock option exercises and stock note repayments.
For the first quarter of fiscal 2013, cash flows used in financing activities were $3.1 million. This included $2.5 million used for common share repurchases and $0.7 million for repayment of long-term debt partially offset by $0.1 million received from stock option exercises and for excess tax benefits from stock-based compensation.
Working Capital
Our net working capital as of June 30, 2013 was $37.5 million, consisting of $60.6 million in current assets and $23.1 million in current liabilities. Our net working capital as of March 31, 2013 was $34.8 million, consisting of $53.6 million in current assets and $18.8 million in current liabilities. Our current accounts receivables increased from fiscal 2013 year-end by $5.3 million due to the timing of progress billing on a large solar project under construction. Our accounts payable increased from our fiscal 2013 year end by $2.9 million due to increased solar inventory purchases. Our accrued expenses increased from our fiscal 2013 year end by $0.6 million due to increased accrued project installation costs and increased legal expenses.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
For the remainder of fiscal 2014, we intend to focus our efforts to preserve cash by reducing expenses and by implementing conservative inventory purchasing strategies and reducing our overall inventories.
Indebtedness
Revolving Credit Agreement
We have a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on August 30, 2013. Borrowings under the Credit Facility are limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. Such commitment includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2013, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. There were no borrowings outstanding under the Credit Agreement as of June 30, 2013. In February 2013, we completed an amendment to the Credit Agreement making certain changes to the financial covenants, which are described below. In June 2013, we completed an amendment to the Credit Agreement to extend the maturity date to August 30, 2013 due to the timing of the Harris acquisition.
The Credit Agreement, as amended, requires us to maintain (i) a ratio of total liabilities to tangible net worth not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter, (ii) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (iii) EBITDA of at least $1.0 million during each fiscal quarter. The Credit Agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. We were not in compliance with our EBITDA covenant in the Credit Agreement, as amended, as of June 30, 2013. However, we expect to establish a revised EBITDA requirement, as part of our renewal of the credit agreement, which is expected to be completed before the end of August 2013.
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
Borrowings under the Credit Agreement bear interest based on LIBOR plus an applicable margin (the Applicable Margin), which ranges from 2.0% to 3.0% per annum based on our debt service coverage ratio from time to time. We must pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on our debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of June 30, 2013.

OTA Credit Agreement
We have a credit agreement with JP Morgan that provided us with $5.0 million immediately available to fund completed customer contracts under our OTA finance program. We had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowing. As of June 30, 2013, we had $1.5 million outstanding under the credit agreement. There were no new borrowings during fiscal 2013. During the quarter ended June 30, 2013, one customer executed the early buyout provision of their OTA contract. This resulted in a $0.2 million payment to reduce the related OTA debt obligation which was the outstanding debt balance on the individual contract. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 37 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. In February 2013, we completed an amendment to the credit agreement making certain changes to the financial covenants requiring us to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (ii) EBITDA of at least $1.0 million during each fiscal quarter. We were not in compliance with our EBITDA covenant, as amended, in the credit agreement as of June 30, 2013. However, we expect to establish a revised EBITDA requirement, as part of our renewal of the credit agreement, which is expected to be completed before the end of August 2013.
Capital Spending
Capital expenditures totaled $0.1 million during the first three months of fiscal 2014 due to investments in new product development tooling and information systems technologies. We expect to incur approximately $0.8 to $1.0 million in capital expenditures during the remainder of fiscal 2014. Our capital spending plans predominantly consist of investments related to our manufacturing operations to improve efficiencies and reduce costs and for investments in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility. For the remainder of fiscal 2014, we intend to focus our efforts to preserve cash by reducing capital spending initiatives.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of June 30, 2013 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt obligations	$5,856	$2,451	$2,754	$202	$449
Cash interest payments on debt	644	276	190	67	111
Operating lease obligations	6,251	968	1,791	1,547	1,945
Purchase order and cap-ex commitments(1)	7,025	5,669	1,356	—	—
Total	$19,776	$9,364	$6,091	$1,816	$2,505
___________

(1)	Reflects non-cancellable purchase order commitments in the amount of $7.0 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2013. There have been no material changes in any of our accounting policies since March 31, 2013.
Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note B in the condensed consolidated financial statements included elsewhere in this report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2013. There have been no material changes to such exposures since March 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2013 pursuant to Rule 13a-15(b) of the Exchange Act of 1934 (the “Exchange Act”). Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Late during the first quarter of fiscal 2014, we settled various litigation claims filed against us by a former senior vice president for a cost to us of $975,000, net of insurance proceeds.
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
In addition, we are a party to various legal proceedings which arise in the ordinary course of our business. Other than as set forth above, we are not currently involved in any material litigation nor to our knowledge, is any material litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us , have a material adverse effect on our financial position or results of operations.

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which we filed with the SEC on June 14, 2013.

ITEM 5.	OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through June 30, 2013, regarding sales of our HIF and LED lighting systems, total units sold (including HIF and LED lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From December 1, 2001 Through June 30, 2013
(in thousands, unaudited)
HIF and LED lighting systems sold(1)	2,574
Total units sold (including HIF and LED lighting systems)	3,584
Customer kilowatt demand reduction(2)	823
Customer kilowatt hours saved(2)(3)	27,853,793
Customer electricity costs saved(4)	$2,143,618
Indirect carbon dioxide emission reductions from customers’ energy savings (tons)(5)	18,081
Square footage retrofitted(6)	1,347,338

(1)	“HIF and LED lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)
A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 3.6 million units).

(3)
We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)
We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for 2011, which is the most current full year for which this information is available, was $0.0983 per kilowatt hour according to the updated Electric Power annual released in January 2013 by the United States Energy Information Administration.

(5)
We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table.

(6)
Based on 3.6 million total units sold, which contain a total of approximately 18.0 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

ITEM 6.	EXHIBITS
(a)Exhibits

2.1
Stock and Unit Purchase Agreement dated May 22, 2013 between Orion Energy Systems, Inc., a Wisconsin corporation, Harris Manufacturing, Inc., a Florida corporation, Harris LED, LLC, a Florida limited liability corporation and their respective shareholders and members. (Incorporated by reference to Form 8-K filed on July 2, 2013)

10.1
Fourth Amendment to Credit Agreement, dated June 28, 2013, by and among Orion Energy Systems, Inc., Orion Asset Management, LLC, Clean Energy Solutions, LLC, Great Lakes Energy Technologies, LLC and JPMorgan Chase Bank, N.A. (Incorporated by reference to Form 8-K filed on July 2, 2013)

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2013.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended June 30, 2013

2.1
Stock and Unit Purchase Agreement dated May 22, 2013 between Orion Energy Systems, Inc., a Wisconsin corporation, Harris Manufacturing, Inc., a Florida corporation, Harris LED, LLC, a Florida limited liability corporation and their respective shareholders and members. (Incorporated by reference to Form 8-K filed on July 2, 2013)

10.1
Fourth Amendment to Credit Agreement, dated June 28, 2013, by and among Orion Energy Systems, Inc., Orion Asset Management, LLC, Clean Energy Solutions, LLC, Great Lakes Energy Technologies, LLC and JPMorgan Chase Bank, N.A. (Incorporated by reference to Form 8-K filed on July 2, 2013)

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