Form 10-Q
period 2013-09-30
ORION ENERGY SYSTEMS, INC.
filed 2013-11-08
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

There were 21,161,029 shares of the Registrant’s common stock outstanding on November 6, 2013.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended September 30, 2013

		Page(s)
PART I FINANCIAL INFORMATION		3
ITEM 1.	Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2013 and September 30, 2013		3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2012 and 2013		4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2013		5
Notes to the Condensed Consolidated Financial Statements		6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	36
ITEM 4.	Controls and Procedures	36
PART II OTHER INFORMATION		37
ITEM 1.	Legal Proceedings	37
ITEM 1A.	Risk Factors	37
ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds	37
ITEM 5.	Other Information	37
ITEM 6.	Exhibits	39
SIGNATURES		40
Exhibit 2.1
Exhibit 3.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	September 30, 2013
Assets
Cash and cash equivalents	$14,376	$17,563
Short-term investments	1,021	1,024
Accounts receivable, net of allowances of $900 and $652	18,397	17,254
Inventories, net	15,230	15,207
Deferred contract costs	2,118	2,453
Prepaid expenses and other current assets	2,465	2,483
Total current assets	53,607	55,984
Property and equipment, net	27,947	26,127
Long-term inventory	11,491	9,878
Goodwill	—	4,899
Other intangible assets, net	1,709	7,568
Deferred tax assets	—	134
Long-term accounts receivable	5,069	3,460
Other long-term assets	2,274	2,285
Total assets	$102,097	$110,335
Liabilities and Shareholders’ Equity
Accounts payable	$7,773	$11,925
Accrued expenses and other	5,457	4,427
Deferred revenue, current	2,946	822
Current maturities of long-term debt	2,597	3,326
Total current liabilities	18,773	20,500
Long-term debt, less current maturities	4,109	5,041
Deferred revenue, long-term	1,258	1,355
Other long-term liabilities	188	944
Total liabilities	24,328	27,840
Commitments and contingencies (See Note F)
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2013 and September 30, 2013; shares issued: 30,498,900 and 30,641,710 at March 31, 2013 and September 30, 2013; shares outstanding: 20,162,397 and 21,143,729 at March 31, 2013 and September 30, 2013	—	—
Additional paid-in capital	128,104	129,067
Treasury stock: 10,336,503 and 9,497,981 common shares at March 31, 2013 and September 30, 2013	(38,378)	(36,356)
Shareholder notes receivable	(265)	(146)
Retained deficit	(11,692)	(10,070)
Total shareholders’ equity	77,769	82,495
Total liabilities and shareholders’ equity	$102,097	$110,335
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2013		Six Months Ended September 30,
	2012	2013	2012	2013
Product revenue	$16,931	$21,181	$30,511	$38,704
Service revenue	2,477	6,314	4,207	9,643
Total revenue	19,408	27,495	34,718	48,347
Cost of product revenue	11,867	15,638	21,464	28,522
Cost of service revenue	1,736	4,028	3,076	6,273
Total cost of revenue	13,603	19,666	24,540	34,795
Gross profit	5,805	7,829	10,178	13,552
Operating expenses:
General and administrative	4,638	3,173	7,940	5,857
Acquisition related	—	356	—	431
Sales and marketing	4,561	3,644	8,513	6,947
Research and development	710	448	1,407	938
Total operating expenses	9,909	7,621	17,860	14,173
(Loss) income from operations	(4,104)	208	(7,682)	(621)
Other income (expense):
Interest expense	(142)	(142)	(303)	(255)
Interest income	218	153	443	327
Total other income	76	11	140	72
(Loss) income before income tax	(4,028)	219	(7,542)	(549)
Income tax expense (benefit)	5,631	(2,184)	4,057	(2,171)
Net (loss) income	$(9,659)	$2,403	$(11,599)	$1,622
Basic net income (loss) per share attributable to common shareholders	$(0.46)	$0.11	$(0.53)	$0.08
Weighted-average common shares outstanding	21,075,624	21,089,917	21,814,321	20,634,333
Diluted net income (loss) per share	$(0.46)	$0.11	$(0.53)	$0.08
Weighted-average common shares and share equivalents outstanding	21,075,624	21,541,942	21,814,321	21,102,849
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2012	2013
Operating activities
Net (loss) income	$(11,599)	$1,622
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,122	2,024
Amortization of long-term assets	108	172
Stock-based compensation expense	770	676
Accretion of fair value of deferred and contingent purchase price consideration related to acquisition	—	425
Deferred income tax expense (benefit)	3,945	(2,212)
Loss on sale of property and equipment	30	96
Provision for bad debts	100	75
Other	34	62
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, current and long-term	440	4,849
Inventories, current and long-term	(224)	3,269
Deferred contract costs	(2,571)	(335)
Prepaid expenses and other assets	445	58
Accounts payable	866	2,633
Accrued expenses	1,985	(1,837)
Deferred revenue	1,222	(2,027)
Net cash (used in) provided by operating activities	(2,327)	9,550
Investing activities
Cash paid for acquisition, net of cash acquired	—	(4,992)
Purchase of property and equipment	(1,715)	(222)
Purchase of short-term investments	(3)	(3)
Additions to patents and licenses	(75)	(14)
Proceeds from sales of property, plant and equipment	19	39
Net cash used in investing activities	(1,774)	(5,192)
Financing activities
Payment of long-term debt	(1,415)	(1,497)
Proceeds from long-term debt	156	—
Proceeds from repayment of shareholder notes	6	119
Repurchase of common stock into treasury	(4,523)	—
Excess tax benefits from stock-based compensation	21	—
Deferred financing costs	—	(18)
Proceeds from issuance of common stock	59	225
Net cash used in financing activities	(5,696)	(1,171)
Net (decrease) increase in cash and cash equivalents	(9,797)	3,187
Cash and cash equivalents at beginning of period	23,011	14,376
Cash and cash equivalents at end of period	$13,214	$17,563
Supplemental cash flow information:
Cash paid for interest	$279	$97
Cash paid for income taxes	$37	$18
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$68	$119
Shares returned to treasury in satisfaction of receivable	$—	$48
Acquisition related contingent consideration liability	$—	$612
Acquisition financed through debt	$—	$3,158
Common stock issued for acquisition	$—	$2,065
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

The Company’s corporate offices and primary manufacturing operations are located in Manitowoc, Wisconsin and an operations facility is located in Plymouth, Wisconsin. The Company leases manufacturing and office space in Green Cove Springs, Florida. The Company leases office space for sales offices located in New Jersey, Chicago and Texas.
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

Short-Term Investments
The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2013 and September 30, 2013 were as follows (in thousands):

March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	$487	$—	$—	$487	$487	$—
Bank certificate of deposit	1,021	—	—	1,021	—	1,021
Total	$1,508	$—	$—	$1,508	$487	$1,021

September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	$488	$—	$—	$488	$488	$—
Bank certificate of deposit	1,024	—	—	1,024	—	1,024
Total	$1,512	$—	$—	$1,512	$488	$1,024
As of March 31, 2013 and September 30, 2013, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other and long-term debt. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, or in the case of long-term, because of the interest rates currently available to the Company for similar obligations. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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
Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:

Aging Analysis as of September 30, 2013 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$2,667	$97	$187	$284	$2,951
Lease balances included in consolidated accounts receivable—long-term	2,618	—	—	—	2,618
Total gross sales-type leases	5,285	97	187	284	5,569
Allowance	—	—	(84)	(84)	(84)
Total net sales-type leases	$5,285	$97	$103	$200	$5,485
Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is currently no impairment of the receivables for the sales-type leases. The Company incurred no write-offs or credit losses against its OTA sales-type lease receivable balances in fiscal 2013 and for the six months ended September 30, 2013.
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 12 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2013 and September 30, 2013, the Company had inventory obsolescence reserves of $2.3 million and $1.1 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following (in thousands):

	March 31, 2013	September 30, 2013
Raw materials and components	$8,207	$7,406
Work in process	846	753
Finished goods	6,177	7,048
	$15,230	$15,207
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $2.1 million and $2.5 million as of March 31, 2013 and September 30, 2013, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables.

Property and Equipment
Property and equipment were comprised of the following (in thousands):

	March 31, 2013	September 30, 2013
Land and land improvements	$1,562	$1,562
Buildings	15,918	15,889
Furniture, fixtures and office equipment	11,995	12,130
Leasehold improvements	58	58
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	10,620	10,333
Construction in progress	91	100
	45,241	45,069
Less: accumulated depreciation and amortization	(17,294)	(18,942)
Net property and equipment	$27,947	$26,127
Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	3-39 years
Leasehold improvements	Shorter of asset life or life of lease
Furniture, fixtures and office equipment	2-10 years
Plant equipment	3-10 years
Goodwill and Other Intangible Assets
The costs of specifically identifiable intangible assets that do not have an indefinite life are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. Goodwill and intangible assets with indefinite lives are reviewed for impairment annually, as of January 1, or more frequently if impairment indicators arise. Amortizable intangible assets are amortized over their estimated economic useful life to reflect the pattern of economic benefits consumed based upon the following lives and methods:

Patents	10-17 years	Straight-line
Licenses	7-13 years	Straight-line
Customer relationships	5-8 years	Accelerated based upon the pattern of economic benefits consumed
Developed technology	8 years	Accelerated based upon the pattern of economic benefits consumed
Non-competition agreement	5 years	Straight-line
Indefinite lived intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset recovery. If the actual useful life of the asset is shorter than the estimated life estimated by us, the asset may be deemed to be impaired and accordingly a write-down of the value of the asset determined by a discounted cash flow analysis or shorter amortization period may be required.
The change in the carrying value of goodwill for the six months ended September 30, 2013 was as follows (in thousands):

Balance at March 31, 2013	$—
Acquisition of Harris	4,899
Balance at September 30, 2013	$4,899
The components of, and changes in, the carrying amount of other intangible assets as of September 30, 2013 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Patents	$2,335	$(716)
Licenses	58	(58)
Trade name and trademarks	1,939	—
Customer relationships	3,100	(84)
Developed technology	900	(5)
Non-competition agreement	100	(1)
Total	$8,432	$(864)
As of September 30, 2013, the weighted average useful life of intangible assets was 7.8 years. The estimated amortization expense for each of the next five years is shown below (in thousands):

For the remaining 6 months of fiscal 2014	$433
Fiscal 2015	1,217
Fiscal 2016	1,118
Fiscal 2017	808
Fiscal 2018	558
Fiscal 2019	397
Thereafter	1,098
Total	$5,629
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.
Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of September 30, 2013, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2014	$616
Fiscal 2015	955
Fiscal 2016	309
Fiscal 2017	9
Total gross long-term receivable	1,889
Less: amount representing interest	(194)
Net long-term receivable	$1,695
Long-Term Inventories
The Company records long-term inventory for the non-current portion of its wireless controls finished goods inventory. The inventories are stated at the lower of cost or market value with cost determined using the FIFO method.
Other Long-Term Assets
Other long-term assets include long-term security deposits, prepaid licensing costs, a note receivable, deferred costs for a long-term contract, and deferred financing costs. Other long-term assets include $58,000 and $45,000 of deferred financing costs as of March 31, 2013 and September 30, 2013, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (1 to 10 years).
Accrued Expenses

Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, accrued legal costs, accrued commissions, accrued acquisition earn-out liability, accrued project costs, sales tax payable and other various unpaid expenses. Accrued expenses include $1,300,000 and $0 of accrued reorganization and settlement costs as of March 31, 2013 and September 30, 2013, respectively, and $0.7 million and $1.4 million of accrued project costs as of March 31, 2013 and September 30, 2013, respectively.
The Company generally offers a limited warranty of one year on its lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s lighting products. Included in other long-term liabilities is $0.1 million for warranty reserves related to solar operating systems.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Beginning of period	$90	$287	$84	$284
Provision (benefit) to product cost of revenue	126	(74)	141	75
Charges	(129)	(24)	(138)	(170)
End of period	$87	$189	$87	$189
Revenue Recognition
Revenue is recognized on the sales of our lighting and related energy efficiency systems and products when the following four criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2013, the Company had a valuation allowance of $5.2 million against its deferred tax assets.
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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the six months ended September 30, 2012 and 2013, realized tax benefits from the exercise of stock options were $21,000 and $0, respectively.
Stock Option Plans

The Company did not issue any stock options during the three months ended September 30, 2013. The fair value of each option grant during the three and six months ended September 30, 2012 and 2013 was determined using the assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Weighted average expected term	6.0 years	N/A	5.6 years	4.1 years
Risk-free interest rate	0.9%	N/A	0.8%	0.8%
Expected volatility	73.0%	N/A	74.2%	73.3%
Expected forfeiture rate	15.1%	N/A	15.1%	21.4%
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Diluted net income (loss) per common share reflects the dilution that would occur if warrants and stock options were exercised. In the computation of diluted net income (loss) per common share, the Company uses the “treasury stock” method for outstanding options, warrants and restricted shares. Diluted net loss per common share was the same as basic net loss per common share for the three and six months ended September 30, 2012, because the effects of potentially dilutive securities were anti-dilutive. The effect of net income (loss) per common share is calculated based upon the following shares (in thousands except share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Numerator:
Net income (loss) (in thousands)	$(9,659)	$2,403	$(11,599)	$1,622
Denominator:
Weighted-average common shares outstanding	21,075,624	21,089,917	21,814,321	20,634,333
Weighted-average effect of assumed conversion of stock options and warrants	—	452,025	—	468,516
Weighted-average common shares and common share equivalents outstanding	21,075,624	21,541,942	21,814,321	21,102,849
Net income (loss) per common share:
Basic	$(0.46)	$0.11	$(0.53)	$0.08
Diluted	$(0.46)	$0.11	$(0.53)	$0.08
The following table indicates the number of potentially dilutive securities outstanding as of the end of each period:

	September 30, 2012	September 30, 2013
Common stock options	4,321,571	3,195,917
Restricted shares	163,750	462,537
Common stock warrants	38,980	38,980
Total	4,524,301	3,697,434
Concentration of Credit Risk and Other Risks and Uncertainties
The Company previously depended on one supplier for a number of components necessary for its lighting products, including ballasts and lamps. Currently, the Company has been able to obtain these components from multiple suppliers. For the three months ended September 30, 2012, purchases from two suppliers accounted for 11% and 12% of total cost of revenue. For the six months ended September 30, 2012, no supplier accounted for more than 10% of total cost of revenue. For the three and six months ended September 30, 2013, no supplier accounted for more than 10% of total cost of revenue.
The Company previously purchased a majority of its solar panels from one supplier for its sales of solar generating systems through its Orion Engineered Systems Division. Currently, the Company has been able to obtain panels from multiple suppliers. For the three and six months ended September 30, 2012, panel purchases from one supplier accounted for 11% and

6% of total cost of revenue, respectively. For the three and six months ended September 30, 2013, panel purchases from one supplier accounted for 11% and 12% of total cost of revenue, respectively.
For the three and six months ended September 30, 2012, no customers accounted for more than 10% of revenue. For the three and six months ended September 30, 2013, one customer accounted for 33% and 28% of revenue, respectively.
As of March 31, 2013 and September 30, 2013, no customer accounted for more than 10% of accounts receivable.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11 ("ASU 2013-11"), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of ASU 2013-11.
NOTE C — ACQUISITION
On July 1, 2013, the Company acquired all of the equity interests of Harris Manufacturing, Inc. and Harris LED, LLC (collectively, Harris). Harris is a Florida-based lighting company which engineers, designs, sources and manufactures energy efficient lighting systems, including fluorescent and LED lighting solutions, and day-lighting products.
The acquisition of Harris expands the Company's product lines, including a patent pending LED lighting product designed for commercial office buildings, increases its sales force and provides growth opportunities into markets where the Company has previously not had a strong presence, specifically, new construction, retail store fronts, commercial office and government.
The acquisition was consummated pursuant to a Stock and Unit Purchase Agreement, dated as of May 22, 2013 (Purchase Agreement), by and among Harris, the shareholders and members of Harris (Harris Shareholders), and the Company. The acquisition consideration paid to the Harris Shareholders was valued under the Purchase Agreement at an aggregate of $10.0 million, plus an adjustment of approximately $0.2 million to reflect the Company's acquisition of net working capital in excess of a targeted amount, plus an additional $0.6 million for the contingent consideration earn-out value assigned to non-employee Harris shareholders. The aggregate acquisition consideration was paid through a combination of $5.0 million in cash, $3.2 million in a three-year unsecured subordinated promissory note and the issuance of 856,997 shares of unregistered Company common stock. For purposes of the acquisition and the acquisition consideration, the shares of common stock issued in the acquisition of Harris were valued at $2.33 per share, which was the average closing share price as reported on the NYSE MKT for the 45 trading days preceding and the 22 trading days following the execution of the Purchase Agreement. For purposes of applying the purchase accounting provisions of ASC 805, Business Combinations, the shares of common stock issued in the acquisition were valued at $2.41 per share, which was the closing sale price of the Company's common stock as reported on the NYSE MKT on the July 1, 2013, date of acquisition.
Total revenues and pre-tax income from the Harris business since the date of acquisition included in the accompanying consolidated statements of income for the three months ended September 30, 2013 were $4.2 million and $0.1 million, respectively. The Company incurred $0.4 million in acquisition related costs for Harris during the six months ended September 30, 2013, which included contingent consideration, legal, accounting and other integration related expenses.
The Purchase Agreement contains customary representations and warranties as well as indemnification obligations, and limitations thereon, by the Company and the Harris Shareholders to each other.
The following table summarizes the consideration paid to the Harris Shareholders and the preliminary fair value allocation of the purchase price (in thousands):

Consideration paid to Harris Shareholders:
Cash	$5,000
Seller provided debt	3,158
Shares of Company common stock	2,065
Contingent consideration arrangement	612
Total consideration paid	$10,835

Cash and cash equivalents	$8
Accounts receivable, net	2,215
Inventories	1,633
Other current assets	86
Property, plant and equipment	117
Deferred tax asset	141
Identifiable intangible assets:
Customer relationships	3,100
Non-competition agreement	100
Developed technology	900
Trade name and trademarks	1,900
Accounts payable	(1,519)
Deferred tax liabilities	(2,219)
Accrued and other liabilities	(526)
Total identifiable net assets	5,936
Goodwill	4,899
$10,835

Prior to the amendment discussed in Note K, the contingent consideration arrangement required the Company to pay the Harris Shareholders up to $1.0 million in unregistered shares of the Company's common stock upon Harris' achievement of certain revenue milestones in calendar year 2013 and/or 2014, and, in the case of certain Harris Shareholders who became employees of the Company, their continued employment by the Company. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $1.0 million. The Company recorded $0.6 million for the non-employee Harris Shareholder portion of the contingent consideration liability. Contingent consideration of $0.6 million for employee Harris Shareholders will be recorded as compensation expense through the end of calendar 2014. During the three and six months ended September 30, 2013, the Company expensed $0.2 million in compensation expense.
As part of the preliminary purchase price allocation, the Company determined that the separately identifiable intangible assets acquired consisted of customer relationships, developed technology, trademarks and trade names, and non-competition agreements. The fair value of the acquired identifiable intangible assets and the goodwill in the table above are provisional pending completion of the final valuations for those assets. All of the intangible asset value was assigned to the Company's Energy Management segment.
The separately identifiable intangible assets acquired that do not have an indefinite life are amortized over their estimated economic useful life to reflect the pattern of economic benefits consumed based upon the following lives and methods:

Customer relationships	5-8 years	Accelerated based upon the pattern of economic benefits consumed
Developed technology	8 years	Accelerated based upon the pattern of economic benefits consumed
Non-competition agreement	5 years	Straight-line
Trade name and trademarks	N/A	Indefinite life
The Company used the income approach to value the customer relationships, developed technology and non-competition agreements. This approach calculates the fair value by discounting the forecasted after-tax cash flows for each intangible asset back to a present value at an appropriate risk-adjusted rate of return. The data for these analyses was the cash flow estimates used to price the transaction. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.

In estimating the useful lives of the acquired assets, the Company considered ASC 350-30-35, General Intangibles Other Than Goodwill, and reviewed the following factors: the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. The Company will amortize these intangible assets over their estimated economic useful lives.
The goodwill of $4.9 million arising from the Harris acquisition consists largely of the synergies and economies of scale expected from combining operations, and, to a lesser extent, the assembled workforce of Harris. All of the goodwill was assigned to the Company's Energy Management segment. None of the acquired goodwill is expected to be deductible for tax purposes.
The following unaudited pro forma condensed combined results of operations for the six months ended September 30, 2012 and 2013, respectively, are based on the historical financial statements of Orion and Harris giving effect to the business combination as if it had occurred at the beginning of the period presented. Therefore, this pro forma data has been adjusted to include amortization of purchased intangible assets and interest on the promissory note delivered as part of the purchase price during the entire applicable periods. Additionally, the tax benefit of $2.2 million recorded during the six months ended September 30, 2013 was eliminated and the tax benefit was recorded during the six month period ended September 30, 2012. This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

	Acquisition of Harris Pro Forma Results of Operations
	Six Months Ended September 30,
(In Thousands):	2012	2013
Revenue	41,976	52,592
Net loss available to common shareholders	(9,118)	(622)
Loss per share:
Basic	(0.41)	(0.03)
Diluted	(0.41)	(0.03)
The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the six months ended September 30, 2013 were adjusted to exclude non-recurring aggregate acquisition-related costs of $0.2 million that were incurred in 2013.
NOTE D — RELATED PARTY TRANSACTIONS
During the six months ended September 30, 2012 and 2013, the Company had no related party transactions.
NOTE E — LONG-TERM DEBT
Long-term debt as of March 31, 2013 and September 30, 2013 consisted of the following (in thousands):

	March 31, 2013	September 30, 2013
Term note	$263	$122
Harris seller's note	—	3,158
Customer equipment finance notes payable	4,408	3,245
First mortgage note payable	694	651
Debenture payable	721	698
Other long-term debt	620	493
Total long-term debt	6,706	8,367
Less current maturities	(2,597)	(3,326)
Long-term debt, less current maturities	$4,109	$5,041
New Debt Arrangement

On July 1, 2013, the Company issued an unsecured and subordinated promissory note agreement in the principal amount of $3.2 million to partially fund the acquisition of Harris. The note is included in the table above as Harris seller's note. The note bears interest at the rate of 4% per annum. Principal and interest are payable quarterly and the note matures in July 2016.
Revolving Credit Agreement
The Company has an amended credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on August 30, 2014. Borrowings under the Credit Facility are limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. Such commitment includes a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2013, the Company had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. There were no borrowings outstanding under the Credit Agreement as of March 31, 2013 or September 30, 2013. In February 2013, the Company completed an amendment to the Credit Agreement making certain changes to the financial covenants, which are described below. In August 2013, the Company completed an additional amendment to extend the maturity date of the Credit Agreement to August 30, 2014.
The Credit Agreement requires the Company to maintain (i) a ratio of total liabilities to tangible net worth not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter, (ii) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (iii) EBITDA of at least $1.0 million during each fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company was in compliance with all covenants in the Credit Agreement as of September 30, 2013.
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
Borrowings under the Credit Agreement bear interest based on LIBOR plus an applicable margin (Applicable Margin), which ranges from 2.0% to 3.0% per annum based on the Company's debt service coverage ratio from time to time. The Company must pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on the Company's debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of September 30, 2013.
OTA Credit Agreement
The Company has a credit agreement with JP Morgan that provided up to $5.0 million that was immediately available to fund completed customer contracts under its OTA finance program. The Company had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowings. As of September 30, 2013, the Company had $2.2 million outstanding under the credit agreement. There were no new borrowings during fiscal 2013. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 39 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. In February 2013, the Company completed an amendment to the credit agreement making certain changes to the financial covenants requiring the Company to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (ii) EBITDA of at least $1.0 million during each fiscal quarter. The Company was in compliance with all covenants, as amended, in the credit agreement as of September 30, 2013.
NOTE F — INCOME TAXES
The income tax provision for the six months ended September 30, 2013 was determined by applying an estimated annual effective tax rate. The estimated annual tax rate is modified to exclude the effect of losses from jurisdictions where the tax benefits cannot be recognized. Items discreet to a specific quarter are reflected in the tax expense for that period. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits. As of September 30, 2013, the Company recorded a decrease in its valuation allowance of $2.2 million as a result of the Harris acquisition. ASC 805, Business Combinations, requires the release of all or part of an acquirer's valuation allowance as a result of a business combination to be recorded at the acquisition date. The valuation allowance adjustment considers the projected combined results and available taxable differences resulting from the Harris acquisition. As of September 30, 2013, the Company had recorded a valuation allowance of $5.2 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. ASC 740, Income Taxes, requires that a deferred tax asset be reduced by a valuation allowance if there is less than a 50% chance that it will be realized. The determination of the realization of deferred tax assets requires considerable judgment. ASC 740 prescribes the consideration of both positive and negative evidence in evaluating the need for a valuation allowance. Negative evidence for the Company includes a cumulative three year operating loss and limited visibility into future earnings. While the Company has positive evidence with a strong backlog of orders, the Company has determined that the current negative evidence outweighs the current positive evidence and has concluded to record a valuation allowance. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income (loss) adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Six Months Ended September 30,
	2012	2013
Statutory federal tax rate	(34.0)%	34.0%
State taxes, net	(2.4)%	0.3%
Federal tax credit	(2.0)%	17.1%
State tax credit	0.4%	5.8%
Change in valuation reserve	92.7%	345.8%
Permanent items	1.2%	(1.0)%
Change in tax contingency reserve	(0.1)%	(4.0)%
Other, net	(2.0)%	(2.5)%
Effective income tax rate	53.8%	395.5%
The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $0.1 million were recorded in fiscal 2013 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0 were recorded for the six months ended September 30, 2013.
As of September 30, 2013, the Company had federal net operating loss carryforwards of approximately $15.1 million, of which $3.0 million are associated with the exercise of NQSOs that have not yet been recognized by the Company. The Company also has state net operating loss carryforwards of approximately $15.5 million, of which $4.1 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.5 million and state tax credits of $0.5 million. As of September 30, 2013, the Company has recorded a valuation allowance of $5.2 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of September 30, 2013, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2014 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the six months ended September 30, 2012 and 2013, the Company had the following unrecognized tax benefit activity (in thousands):

	Six Months Ended September 30,
	2012	2013
Unrecognized tax benefits as of beginning of period	$401	$188
Additions based on tax positions related to the current period positions	—	22
Unrecognized tax benefits as of end of period	$401	$210
NOTE G — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles, equipment and facility space under operating leases expiring at various dates through 2021. Rent expense under operating leases was $0.4 million and $0.3 million for the three months ended September 30, 2012 and 2013, respectively; and $0.9 million and $0.6 million for the six months ended September 30, 2012 and 2013, respectively. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of September 30, 2013, the Company had entered into $8.0 million of purchase commitments related to fiscal 2014, including $1.0 million for operating lease commitments and $3.4 million for inventory purchase commitments.
NOTE H — SHAREHOLDERS’ EQUITY
Shareholder Rights Plan
On January 7, 2009, the Company’s Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one common share purchase right (Right) for each outstanding share of the Company’s common stock. The issuance date for the distribution of the Rights was February 15, 2009 to shareholders of record on February 1, 2009. Each Right entitles the registered holder to purchase from the Company one share of the Company’s common stock at a price of $30.00 per share, subject to adjustment (Purchase Price).
The Rights will not be exercisable (and will be transferable only with the Company’s common stock) until a “Distribution Date” occurs (or the Rights are earlier redeemed or expire). A Distribution Date generally will occur on the earlier of a public announcement that a person or group of affiliated or associated persons (Acquiring Person) has acquired beneficial ownership of 20% or more of the Company’s outstanding common stock (Shares Acquisition Date) or 10 business days after the commencement of, or the announcement of an intention to make, a tender offer or exchange offer that would result in any such person or group of persons acquiring such beneficial ownership.
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
Employee Stock Purchase Plan
In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, the Company had halted the loan program. The Company had the following shares issued from treasury as of March 31, 2013 and for the six months ended September 30, 2013:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Cumulative through March 31, 2013	150,408	$1.66-4.04	128,143	$361,550	$96,441
Quarter Ended June 30, 2013	990	$2.48	—	—	823
Quarter Ended September 30, 2013	702	$3.76	—	—	118,309
Total as of September 30, 2013	152,100	$1.66 - 4.04	128,143	$361,550	$215,573
Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
Share Repurchase Program
In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. In April 2012, the Company’s Board approved another increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company’s outstanding common stock. As of September 30, 2013, the Company had repurchased a total of 3.0 million shares of common stock at a cost of $6.8 million under the program. The Company does not intend to repurchase any additional common stock under this program in the near-term.
NOTE I — STOCK OPTIONS, RESTRICTED SHARES AND WARRANTS
The Company grants stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (Plans). Under the terms of the Plans, the Company has reserved 13,500,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between 1 month and 5 years although longer and shorter vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are generally contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both ISOs and NQSOs, although in July 2008, the Company adopted a policy of thereafter only granting NQSOs. Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.
In fiscal 2011, the Company converted all of its existing ISO awards to NQSO awards. No consideration was given to the employees for their voluntary conversion of ISO awards.
In June 2012, the Compensation Committee of the Board of Directors approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for such employees to earn long-term equity incentive awards. In May 2013, the Compensation Committee of the Board of Directors changed the Company's long-term equity incentive grant policy so that only restricted shares are issued to all employees under the Plans. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is between three to five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. For the three months ended September 30, 2013, an aggregate of 202,083 of restricted shares were granted valued at a price per share between $2.41 and $3.88, which was the closing market price as of each grant date. For the six months ended September 30, 2013, an aggregate of 388,871 of restricted shares were granted valued at a price per share between $2.41 and $3.88, which was the closing market price as of each grant date.
For the three and six months ended September 30, 2012, the Company issued zero and 13,547 shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $2.03, the closing market price as of the issuance date. For the three and six months ended September 30, 2013, the Company issued 7,412 and 21,126 shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $2.41 per share to $3.88 per share, the closing market price as of the issuance dates. Additionally, during the three and six months ended September 30, 2012, the Company issued zero and 3,000 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.03 per share, the closing market price as of the issuance date.

The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Cost of product revenue	$26	$17	$57	$37
General and administrative	269	230	419	451
Sales and marketing	102	57	279	183
Research and development	7	2	15	5
Total	$404	$306	$770	$676
As of September 30, 2013, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $2.2 million over a remaining weighted average expected term of 6.5 years.
The following table summarizes information with respect to the Plans:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2013	1,632,778	3,312,523	$3.42	6.54
Granted stock options	(305,544)	305,544	2.41
Granted shares	(21,126)	—	—
Restricted shares	(388,871)	—	—
Forfeited restricted shares	8,250	—	—
Forfeited stock options	323,550	(323,550)	3.43
Exercised	—	(98,600)	2.28
Balance at September 30, 2013	1,249,037	3,195,917	$3.36	6.60	$3,093,399
Exercisable at September 30, 2013		1,647,530	$4.08	5.15	$1,142,506
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $3.76 as of September 30, 2013.
A summary of the status of the Company’s outstanding non-vested stock options as of September 30, 2013 was as follows:

Non-vested at March 31, 2013	1,747,805
Granted	305,544
Vested	(181,412)
Forfeited	(323,550)
Non-vested at September 30, 2013	1,548,387

During the first half of fiscal 2014, the Company granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2013	105,000
Shares issued	388,871
Shares vested	(23,084)
Shares forfeited	(8,250)
Shares outstanding at September 30, 2013	462,537
Per share price on grant date	$2.41-3.88
Compensation expense for six months ended September 30, 2013	$95,121

As of September 30, 2013, the amount of deferred stock-based compensation related to grants of restricted shares, to be recognized over a remaining period of 3.8 years, was approximately $1.0 million.
The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2013 or during the six months ended September 30, 2013.
A summary of outstanding warrants at September 30, 2013 follows:

	Number of Shares	Exercise Price	Expiration
Balance at March 31, 2013	38,980	$2.25	Fiscal 2015
Balance at September 30, 2013	38,980	$2.25	Fiscal 2015
NOTE J — SEGMENTS
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

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2013	2012	2013
(dollars in thousands)
Segments:
Energy Management	$16,652	$18,410	$(453)	$1,123
Engineered Systems	2,756	9,085	(661)	911
Corporate and Other	—	—	(2,990)	(1,826)
	$19,408	$27,495	$(4,104)	$208

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2012	2013	2012	2013
(dollars in thousands)
Segments:
Energy Management	$29,252	$34,300	$(2,211)	$1,271
Engineered Systems	5,466	14,047	(1,057)	1,114
Corporate and Other	—	—	(4,414)	(3,006)
	$34,718	$48,347	$(7,682)	$(621)

	Total Assets		Deferred Revenue
	March 31, 2013	September 30, 2013	March 31, 2013	September 30, 2013
(dollars in thousands)
Segments:
Energy Management	$58,627	$64,789	$564	$420
Engineered Systems	9,339	9,180	3,640	1,757
Corporate and Other	34,131	36,366	—	—
	$102,097	$110,335	$4,204	$2,177
The Company’s revenue and long-lived assets outside the United States are insignificant.
NOTE K — SUBSEQUENT EVENTS
On October 21, 2013, the Company executed a letter agreement amending the Purchase Agreement for the Harris acquisition. The letter agreement established a fixed future consideration of $1.4 million for the previously existing earn-out component of the Purchase Agreement and eliminated the requirement that certain revenue targets must be achieved. Under the letter agreement, on January 1, 2014, the Company will issue $0.6 million in unregistered shares of the Company's common stock. The fixed consideration was determined based upon the existing share calculation at a fair value of $3.80 per common share. On January 1, 2015, the Company will pay $0.8 million in cash to settle all outstanding obligations related to the earn-out component of the Purchase Agreement.

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

Recent Developments
On July 1, 2013, we completed the acquisition of the equity interests of Harris Manufacturing, Inc. and Harris LED, LLC, or collectively, Harris. Harris engineers, designs, sources and manufactures energy efficient lighting systems, including fluorescent and LED lighting solutions, and day-lighting products. We expect the Harris acquisition to expand our product lines, increase our sales force and provide growth opportunities into markets where we have not had a strong presence, specifically, new construction, retail store fronts, commercial office and government. The initial purchase price for the transaction was $10.8 million, after an adjustment of $0.2 million for excess net working capital over a targeted amount. The purchase price was paid in a combination of $5.0 million of cash, $3.2 million in a three-year unsecured subordinated note bearing interest at the rate of 4% per annum, and the issuance of 856,997 shares of unregistered common stock, representing a fair value on the date of issuance of $2.1 million. We also agreed to issue up to $1.0 million in shares of our unregistered common stock if Harris met certain revenue targets through calendar year 2014, and, in the case of certain Harris shareholders who became employees of the Company, their continued employment by us. In October 2013, we amended the earn-out provisions of the Harris purchase agreement to fix the future consideration for the earn-out at $1.4 million and eliminate the future revenue targets, although the employee retention provisions still apply to Harris shareholders who became our employees. We believe that the contingent Harris revenue targets were more likely than not to be achieved. We agreed to settle $0.6 million of the earn-out payment on January 1, 2014 in an equivalent value of unregistered shares of our common stock and $0.8 million on January 1, 2015 in cash. Harris had audited revenue of approximately $14.7 million and audited net income of approximately $0.9 million during the year ended December 31, 2012. We expect the transaction to be accretive to our future earnings during fiscal 2014.
We acquired certain light emitting diode, or LED, technologies through the acquisition of Harris which complement our existing portfolio of LED lighting products. In particular, Harris' LED door retrofit, or LDR, product is designed to retrofit commercial office space, a market where we have historically had little revenue contribution. Since the acquisition of Harris, our engineering and design teams have worked to expand the LDR product line to include architectural, industrial and contractor product categories. According to a May 2013 US Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. We continue to research LED technologies and expect that as component performance attributes increase and product costs decrease, LED technologies will become an increasingly larger component of our future revenue.
During fiscal 2013, we recorded operating expenses related to reorganization costs of $2.1 million, which included $1.9 million to general and administrative expenses and $0.2 million to sales and marketing expenses. Additionally, we recorded a $4.1 million non-cash income tax expense to establish a valuation allowance against our deferred tax assets. During the fiscal 2014 second quarter, we recorded a $2.2 million benefit against this valuation allowance to offset deferred tax liabilities acquired from Harris.

During the fiscal 2013 second half, we implemented $5.2 million in annualized cost reduction initiatives, including a reduction in headcount of approximately 18%, the termination of consulting agreements, material and component cost savings in our HIF lighting products, and discretionary spending reductions. We have also identified an additional $2.0 million of annualized cost containment initiatives which we are working towards implementing in the future. These new initiatives will require some time to implement due to contractual obligations, engineering review, production planning and other analysis related to ensuring minimal business interruption and risk. There is no guarantee that we will be able to implement these cost containment opportunities and recognize any of these additional cost savings.
During the fiscal 2014 first half, we have been actively expanding our direct sales force. We expect to continue to increase our sales headcount during the remainder of our fiscal 2014 year. We expect that these additional costs will increase our overall sales and marketing expense in fiscal 2014 by approximately $2.3 million and that the net benefit of these additions and our implemented cost containment initiatives will result in reduced annual expense of approximately $2.9 million.
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
We have more recently introduced new products of our LED lighting and energy management systems. We believe that we have taken a responsible approach to this emerging technology. Based upon recent improvements, including drastic reduction of chip prices, availability of name-brand drivers and the integration with our InteLite controls offerings, we believe that LED will become a larger part of our overall interior and exterior lighting strategy in the future. We believe that our new LED product offerings also present new opportunities in the hospitality, health care, education, commercial office and general retail markets, in addition to strengthening our position as an energy management leader in the commercial, industrial and food service markets.
We have sold and installed more than 2,634,000 of our HIF and LED lighting systems in over 9,735 facilities from December 1, 2001 through September 30, 2013. We have sold our products to 162 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2013 included Coca-Cola Enterprises, Inc., PepsiCo Inc., U.S. Foodservice, SYSCO Corp., Quad Graphics, Inc. and Wakefern Food Corporation.
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
Due to a difficult economic environment, especially as it has impacted capital equipment manufacturers, our results for fiscal 2013 and the first half of fiscal 2014 continued to be adversely affected by lengthened customer sales cycles and sluggish customer capital spending. To address these difficult economic conditions, we implemented several cost reduction initiatives during the fiscal 2013 second half as described above. During fiscal 2014, we are aggressively focused on additional cost containment initiatives related to material product costs, service margin expansion and implementing lean manufacturing methodologies to reduce production costs in our manufacturing facility. We currently anticipate approximately $1.0 million in annualized synergies from our Harris acquisition related to headcount reductions and facility operating cost decreases. We do not expect full synergies to be achieved until the end of calendar year 2014.
In response to the constraints on our customers’ capital spending budgets, we have been promoting the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. The majority of these sales occur on a non-recourse basis. During fiscal 2013 and the first half of fiscal 2014, approximately 73.3% and 90.5%, respectively, of our total completed OTA contracts were financed directly through third party equipment finance companies. In the future, we intend to continue to utilize third party finance companies to fund the majority of our OTA contracts. In future periods, the number of customers who choose to purchase our systems by using our OTA financing program will be dependent upon our relationships with third party equipment finance companies, the extent to which customers' choose to use their own capital budgets and the extent to which customers' choose to enter into finance contracts. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar Power Purchase Agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and have been able to secure several external sources of funding for PPA’s on behalf of our customers.
Despite these recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our return to profitability during our fiscal 2013 second half, the significant improvement in our fiscal 2014 first half performance compared to our fiscal 2013 first half performance, our investments into our retail sales force and our intentions to continue to expand our retail sales force during the remainder of fiscal 2014, our cost containment initiatives and opportunities, the increasing volume of unit sales of our new products, specifically our exterior HIF and LED fixtures, and the completion of our acquisition of Harris and the increased sales market opportunities and cost synergies that Harris provides. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the new market opportunities in commercial office, government and retail that Harris provides, the continued development of our new products and product enhancements, including our new LED product offerings, the opportunity for additional revenue from sales of third party technologies through our Orion Engineered Systems Division, our refocused management efforts which has resulted in our cost reduction initiatives, and the opportunity to increase gross margins through the leverage of our under-utilized manufacturing capacity.
Our annual report on Form 10-K for the fiscal year ended March 31, 2013 provides additional information about our business and operations.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our installation and recycling service revenues are recognized when services are complete and customer acceptance has been received. Our wholesale channels, which includes our value-added resellers and electrical contractors, accounted for approximately 59% of our total revenue in fiscal 2013, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division. During the first half of fiscal 2014, wholesale revenues accounted for approximately 66% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 58% for the first half of fiscal 2013. In fiscal 2012, we focused our expansion efforts on our direct retail sales channel through the creation of a telemarketing call center for the purpose of customer lead generation, the establishment of a sales office and personnel in Houston, Texas and headcount additions to our retail sales force and our Engineered Systems Division. During the fiscal 2013 second half, we re-engineered our telemarketing call center for the purpose of improving the quality of leads and increasing sales closing ratios. During the first half of fiscal 2014, we have continued the expansion of our direct in-market sales force and intend to continue increasing the number of direct sales personnel during the remainder of fiscal 2014.
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

In fiscal 2013, we recognized $6.7 million of revenue from 128 completed OTA contracts. For the three months ended September 30, 2013, we recognized $0.7 million of revenue from 13 completed contracts compared to $1.6 million from 33 completed contracts during the three months ended September 30, 2012. For the six months ended September 30, 2013, we recognized $2.4 million of revenue from 37 completed contracts compared to $3.4 million from 52 completed contracts for the six months ended September 30, 2012.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2013, we recognized $0.7 million of revenue from completed PPAs. In the first half of fiscal 2014, we recognized $0.4 million of revenue from completed PPAs. As of September 30, 2013, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $2.0 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of September 30, 2013 (in thousands):

Fiscal 2014	$98
Fiscal 2015	247
Fiscal 2016	247
Fiscal 2017	247
Fiscal 2018	246
Beyond	867
Total expected future discounted revenue from PPA's	$1,952
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our solar PV projects and multi-facility roll-out projects. Our top 10 customers accounted for approximately 30% and 49% of our total revenue for the first half of fiscal 2013 and fiscal 2014, respectively. No customer accounted for more than 10% of our total revenue in the first half of fiscal 2013. One customer accounted for 28% of our total revenue in the first half of fiscal 2014. To the extent that large solar PV projects and multi-facility roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

Our level of total revenue for any given period is dependent upon a number of factors, including (i) the demand for our products and systems, including our OTA and PPA programs and any new products, applications and service that we may introduce through our Orion Engineered Systems Division; (ii) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (iii) the rate at which we expand our direct sales force; (iv) our ability to realize revenue from our services; (v) market conditions; (vi) the level of our wholesale sales; (vii) our execution of our sales process; (viii) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (ix) the selling price of our products and services; (x) changes in capital investment levels by our customers and prospects; (xi) the rate of performance improvement and cost decreases of LED product offerings; and (xi) customer sales and budget cycles. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results.
Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of September 30, 2013, we had a backlog of firm purchase orders of approximately $13.0 million, which included $8.9 million of solar PV orders, compared to $18.6 million as of June 30, 2013, which included $16.5 million of solar PV orders. We currently expect approximately $11.1 million of our September 30, 2013 backlog to be recognized as revenue in our fiscal 2014 second half and the remainder in future years. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be recognized as revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months from the time construction of the system begins, although during fiscal 2012, we received a $20.2 million single order for which the solar PV system construction began during our fiscal 2014 first quarter. As a result of the decreased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies and lamps; (iii) materials for sales of solar PV systems through our Engineered Systems Division, including solar panels, inverters and wiring; (iv) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (v) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (vi) warranty expenses; (vii) installation and integration; and (viii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate through the recycling of old scrap fixtures through our facility which contain similar content of aluminum when compared to new fixtures. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier. We purchase our ballast and lamp components from multiple suppliers. For the first half of fiscal 2013 and fiscal 2014, no supplier accounted for more than 10% of total cost of revenue. We purchase our solar panels from multiple suppliers for sales of our solar generating systems. For the first half of fiscal 2013, purchases from one supplier accounted for 6% of total cost of revenue. For the first half of fiscal 2014, purchases from one supplier accounted for 12% of total cost of revenue. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgment that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2013, we reduced indirect headcount as part of our cost containment initiative. During fiscal 2014, we are aggressively focused on cost containment initiatives related to material product costs, service margin expansion and the implementation of lean manufacturing methodologies to reduce production costs in our manufacturing facility.
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

Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) acquisition related expenses; (iii) sales and marketing expenses; and (iv) research and development expenses. Personnel related costs are our largest operating expense. In fiscal 2013, we decreased headcount as part of our cost containment initiatives. In fiscal 2014, we expect to increase headcount in our sales areas for direct sales employees.
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
Our acquisition related expenses consist primarily of costs for: (i) variable purchase accounting expenses for contingent consideration; (ii) legal and accounting costs; and (iii) integration expenses.
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
We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $0.8 million and $0.7 million of compensation expense for the first half of fiscal 2013 and fiscal 2014, respectively. As a result of prior option and restricted stock grants, we expect to recognize an additional $3.2 million of stock-based compensation over a weighted average period of approximately six years, including $0.6 million in the last half of fiscal 2014. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under long-term debt obligations, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from one to ten years.
Interest Income. We report interest income earned from our financed OTA contracts and on our cash and cash equivalents and short term investments.
Income Taxes. As of September 30, 2013, we had net operating loss carryforwards of approximately $15.1 million for federal tax purposes and $15.5 million for state tax purposes. Included in these loss carryforwards were $3.0 million for federal and $4.1 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.5 million and state credit carryforwards of approximately $0.5 million. A valuation allowance has been set up to fully reserve for our net operating losses and our tax credits. It is possible that we may not be able to utilize the full benefit of our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2033. Our valuation allowance for deferred tax assets is based upon our cumulative three year operating losses.

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
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended September 30,					Six Months Ended September 30,
	2012		2013			2012		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$16,931	87.2%	$21,181	77.0%	25.1%	$30,511	87.9%	$38,704	80.1%	26.9%
Service revenue	2,477	12.8%	6,314	23.0%	154.9%	4,207	12.1%	9,643	19.9%	129.2%
Total revenue	19,408	100.0%	27,495	100.0%	41.7%	34,718	100.0%	48,347	100.0%	39.3%
Cost of product revenue	11,867	61.2%	15,638	56.9%	31.8%	21,464	61.8%	28,522	59.0%	32.9%
Cost of service revenue	1,736	8.9%	4,028	14.6%	132.0%	3,076	8.9%	6,273	13.0%	103.9%
Total cost of revenue	13,603	70.1%	19,666	71.5%	44.6%	24,540	70.7%	34,795	72.0%	41.8%
Gross profit	5,805	29.9%	7,829	28.5%	34.9%	10,178	29.3%	13,552	28.0%	33.1%
General and administrative expenses	4,638	23.9%	3,173	11.5%	(31.6)%	7,940	22.9%	5,857	12.1%	(26.2)%
Acquisition related expenses	—	—%	356	1.3%	N/A	—	—%	431	0.9%	N/A
Sales and marketing expenses	4,561	23.5%	3,644	13.3%	(20.1)%	8,513	24.4%	6,947	14.4%	(18.4)%
Research and development expenses	710	3.6%	448	1.6%	(36.9)%	1,407	4.1%	938	1.9%	(33.3)%
(Loss) income from operations	(4,104)	(21.1)%	208	0.8%	(105.1)%	(7,682)	(22.1)%	(621)	(1.3)%	(91.9)%
Interest expense	(142)	(0.8)%	(142)	(0.6)%	—%	(303)	(0.9)%	(255)	(0.5)%	(15.8)%
Interest income	218	1.1%	153	0.6%	(29.8)%	443	1.3%	327	0.7%	(26.2)%
(Loss) income before income tax	(4,028)	(20.8)%	219	0.8%	(105.4)%	(7,542)	(21.7)%	(549)	(1.1)%	(92.7)%
Income tax expense (benefit)	5,631	29.0%	(2,184)	(7.9)%	(138.8)%	4,057	11.7%	(2,171)	(4.5)%	(153.5)%
Net (loss) income	$(9,659)	(49.8)%	$2,403	8.7%	(124.9)%	$(11,599)	(33.4)%	$1,622	3.4%	(114.0)%
Revenue. Product revenue increased from $16.9 million for the fiscal 2013 second quarter to $21.2 million for the fiscal 2014 second quarter, an increase of $4.3 million, or 25%. The increase in product revenue was a result of increased sales of solar PV systems, $2.6 million of revenue resulting from our acquisition of Harris and increased sales of our LED fixtures. Service revenue increased from $2.5 million for the fiscal 2013 second quarter to $6.3 million for the fiscal 2014 second quarter, an increase of $3.8 million, or 155%. The increase in service revenue was a result of the installation of solar projects under construction and $1.6 million in service revenue resulting from our acquisition of Harris. Total revenue from renewable energy systems was $9.1 million for the fiscal 2014 second quarter compared to $2.8 million for the fiscal 2013 second quarter. The percentage increase in revenue from renewable energy systems was due to an increase in the system size of our projects under construction compared to smaller projects under construction during fiscal 2013. Product revenue increased from $30.5 million for the first half of fiscal 2013 to $38.7 million for the first half of fiscal 2014, an increase of $8.2 million, or 27%. Service revenue increased from $4.2 million for the first half of fiscal 2013 to $9.6 million for the first half of fiscal 2014, an increase of $5.4 million, or 129%. Total revenue from renewable energy systems was $14.0 million for the first half of fiscal 2014 compared to $5.5 million for the first half of fiscal 2013, an increase of $8.5 million, or 155%.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $11.9 million for the fiscal 2013 second quarter to $15.6 million for the fiscal 2014 second quarter, an increase of $3.7 million, or 32%. Our cost of service revenue increased from $1.7 million for the fiscal 2013 second quarter to $4.0 million for the fiscal 2014 second quarter, an increase of $2.3 million, or 132%. Gross margin decreased from 29.9% for the fiscal 2013 second quarter to 28.5% for the fiscal 2014 second quarter. Our gross margins were unfavorably impacted by an increased mix of lower margin solar projects during the fiscal 2014 second quarter compared to the prior year second quarter. Our gross margin on renewable revenue was 21.2% during the fiscal 2014 second quarter compared to 27.1% during the fiscal 2013 second quarter. We expect that our total margins from sales of renewable solar systems will continue to remain in the 20.0% range during the remainder of fiscal 2014. Gross margin from sales of our integrated lighting systems for the fiscal 2014 second quarter was 32.1% compared to 30.4% for the fiscal 2013 second quarter. The increase in our lighting gross margin percentage was due to the cost containment initiatives within our manufacturing facility. Our cost of product revenue increased from $21.5 million for the first half of fiscal 2013 to $28.5 million for the first half of fiscal 2014, an increase of $7.0 million, or 33%. Our cost of service revenue increased from $3.1 million for the first half of fiscal 2013 to $6.3 million for the first half of fiscal 2014, an increase of $3.2 million, or 104%. Total gross margin decreased from 29.3% for the first half of fiscal 2013 to 28.0% for the first half of fiscal 2014. For the fiscal 2014 first half, our gross margin percentage declined due to the increased mix of lower margin solar projects compared to the prior year. Our gross margin on renewable revenues was 31.0% during the fiscal 2013 first half compared to 21.5% during the fiscal 2014 first half. Gross margin from our HIF integrated systems revenue for the fiscal 2013 first half was 29.0% compared to 30.7% during the fiscal 2014 first half.
General and Administrative. Our general and administrative expenses decreased from $4.6 million for the fiscal 2013 second quarter to $3.2 million for the fiscal 2014 second quarter, a decrease of $1.4 million, or 32%. The decrease was due to reorganization expenses of $1.3 million incurred in the prior year as a result of our management change, and reduced compensation and benefit expenses of $0.3 million resulting from our headcount reductions. These reductions were partially offset by increased insurance expenses and $0.1 million of intangible asset amortization resulting from the acquisition of Harris in July 2013. Our general and administrative expenses decreased from $7.9 million for the first half of fiscal 2013 to $5.9 million for the first half of fiscal 2014, a decrease of $2.0 million, or 26%. The decrease for the first half was due to prior year expenses of $1.3 million resulting from our reorganization, $0.7 million in reduced compensation and benefit expenses resulting from headcount reductions and other reductions in discretionary spending. These increases were partially offset by increased insurance expenses of $0.1 million and $0.1 million for the amortization of intangible assets resulting from the acquisition of Harris.
Acquisition Related. We incurred acquisition related expenses of $0.4 million for the fiscal 2014 second quarter and the fiscal 2014 first half related to the Harris acquisition. We incurred no acquisition expenses in the first half of fiscal 2013. The expenses were due to the acquisition of Harris during the fiscal 2014 second quarter and included $0.3 million for variable purchasing accounting expenses for mark-to-market expenses related to the contingent consideration earn-out for the acquisition of Harris and other expenses for legal, accounting and integration related costs.
Sales and Marketing. Our sales and marketing expenses decreased from $4.6 million for the fiscal 2013 second quarter to $3.6 million for the fiscal 2014 second quarter, a decrease of $1.0 million, or 20%. The decrease was due to reduced compensation and benefit expense of $0.4 million resulting from our headcount reductions, reorganization expenses incurred in fiscal 2013 of $0.4 million and discretionary spending reductions of $0.7 million, offset by an increase in our sales commission expense of $0.2 million and incremental expenses of $0.3 million resulting from the acquisition of Harris. Our sales and marketing expenses decreased from $8.5 million for the first half of fiscal 2013 to $6.9 million for the first half of fiscal 2014, a decrease of $1.6 million, or 18%. The decrease was due to reduced compensation and benefit expense of $1.0 million resulting from headcount reductions, reorganization expenses incurred in fiscal 2013 of $0.4 million and discretionary spending reductions of $0.9 million, offset by an increase in our sales commission expense of $0.4 million and incremental expenses of $0.3 million resulting from the acquisition of Harris. We have recently been increasing, and intend to continue to increase, our in-market direct sales force. Total sales and marketing headcount was 115 and 87 at September 30, 2012 and 2013, respectively.
Research and Development. Our research and development expenses decreased from $0.7 million for the fiscal 2013 second quarter to $0.4 million for the fiscal 2014 second quarter, a decrease of $0.3 million, or 37%. Our research and development expenses decreased from $1.4 million for the first half of fiscal 2013 to $0.9 million for the first half of fiscal 2014, a decrease of $0.5 million, or 33%. Our R&D expenses decreased during the second quarter and first half of fiscal 2014 due to a reduction in compensation expenses, consulting expenses and product testing costs related to our energy management controls initiatives.
Interest Expense. Our interest expense was unchanged from $142,000 for the fiscal 2013 second quarter to $142,000 for the fiscal 2014 second quarter. Our interest expense decreased from $303,000 for the first half of fiscal 2013 to $255,000 for the first half of fiscal 2014, a decrease of $48,000, or 16%. The decrease in interest expense was due to the reduction in financed contract debt compared to the prior year first half. In the future, we expect an increase in interest expense due to the $3.2 million promissory note issued as part of the Harris acquisition.
Interest Income. Interest income decreased from $218,000 for the fiscal 2013 second quarter to $153,000 for the fiscal 2014 second quarter, a decrease of $65,000, or 30%. Interest income decreased from $443,000 for the first half of fiscal 2013 to $327,000 for the first half of fiscal 2014, an a decrease of $116,000, or 26%. Our interest income decreased as we increased the utilization of third party finance providers for a majority of our financed projects. In the future, we expect our interest income to decrease as we continue to utilize third party finance providers for our Orion Throughput Agreements, or OTA, projects.
Income Taxes. Our income tax expense decreased from income tax expense of $5.6 million for the fiscal 2013 second quarter to an income tax benefit of $2.2 million for the fiscal 2014 second quarter, a decrease of $7.8 million, or 139%. Our income tax expense decreased from income tax expense of $4.1 million for the first half of fiscal 2013 to an income tax benefit of $2.2 million for the first half of fiscal 2014, a decrease of $6.3 million, or 154%. During our fiscal 2013 first half, we recorded a valuation reserve against our deferred tax assets in the amount of $4.1 million due to uncertainty over the realization value of these assets in the future. During our fiscal 2014 first half, we reversed $2.2 million of our valuation reserve to offset deferred tax liabilities resulting from our acquisition of Harris. Our effective income tax rate for the first half of fiscal 2013 was 53.8%, compared to a benefit rate of 395.5% for the first half of fiscal 2014. The change in effective rate was due primarily to the changes in the valuation reserve and expected minimum state tax liabilities.
Energy Management Segment
The following table summarizes our Energy Management segment operating results:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2012	2013	2012	2013
Revenues	$16,652	$18,410	$29,252	$34,300
Operating (loss) income	$(453)	$1,123	$(2,211)	$1,271
Operating margin	(2.7)%	6.1%	(7.6)%	3.7%
Energy Management segment revenue increased $1.7 million, or 11%, from $16.7 million for the fiscal 2013 second quarter to $18.4 million for the fiscal 2014 second quarter. The increase in revenue for the fiscal 2014 second quarter was primarily due to the acquisition of Harris. Energy Management segment revenue increased $5.0 million, or 17%, from $29.3 million for the first half of fiscal 2013 to $34.3 million for the first half of fiscal 2014. The increase in revenue for the fiscal 2014 first half was due to the acquisition of Harris and increased sales of our LED lighting systems.
Energy Management segment operating income increased $1.6 million, or 348%, from operating loss of $0.5 million for the fiscal 2013 second quarter to operating income of $1.1 million for the fiscal 2014 second quarter. Energy Management segment operating income increased $3.5 million, or 157%, from operating loss of $2.2 million for the first half of fiscal 2013 to operating income of $1.3 million for the first half of fiscal 2014. The increase in operating income for both the fiscal 2013 second quarter and year-to-date periods was a result of the increased gross margin contribution from the revenue increase and cost decreases due to our cost containment initiatives resulting in reduced material costs and reduced operating expenses.
Engineered Systems Segment
The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2012	2013	2012	2013
Revenues	$2,756	$9,085	$5,466	$14,047
Operating income (loss)	$(661)	$911	$(1,057)	$1,114
Operating margin	(24.0)%	10.0%	(19.3)%	7.9%
Engineered Systems segment revenue increased $6.3 million, or 230%, from $2.8 million for the fiscal 2013 second quarter to $9.1 million for the fiscal 2014 second quarter. Engineered Systems segment revenue increased $8.5 million, or 157%, from $5.5 million for the first half of fiscal 2013 to $14.0 million for the first half of fiscal 2014. The increase in revenue for the fiscal 2014 second quarter and the fiscal 2014 first half was was due to the fiscal 2014 first quarter start of construction on a $20.0 million solar project on a landfill site.
Engineered Systems segment operating income increased $1.6 million, or 238%, from operating loss of $0.7 million for the fiscal 2013 second quarter to operating income of $0.9 million for the fiscal 2014 second quarter. Engineered Systems segment operating income increased $2.2 million, or 205%, from operating loss of $1.1 million for the first half of fiscal 2013 to operating income of $1.1 million for the first half of fiscal 2014. The increase in operating income for the fiscal 2014 second quarter and first half was a result of the increased gross margin contribution from the revenue increase and due to reduced operating costs due to cost containment initiatives.
Liquidity and Capital Resources
Overview
We had approximately $17.6 million in cash and cash equivalents and $1.0 million in short-term investments as of September 30, 2013, compared to $14.4 million and $1.0 million at March 31, 2013. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $1.0 million with an expiration date of December 2013 and a yield of 0.50%. Additionally, as of September 30, 2013, we had $13.3 million of borrowing availability under our revolving credit agreement. Our OTA credit agreement expired September 30, 2012 for new borrowings, but not for amounts previously drawn. We did not borrow on the OTA credit agreement during fiscal 2013. We believe that having multiple external funding sources that will purchase our OTA contracts from us has greatly reduced the cash strain created by funding these contracts ourselves and is no longer an impediment to our ability to increase the number of OTA contracts we complete in the future. On July 1, 2013, we completed the acquisition of Harris. The purchase price was paid through a combination of $5.0 million in cash, $3.2 million in a three-year unsecured subordinated note bearing interest at the rate of 4% per annum, and the issuance of 856,997 unregistered shares of common stock, representing a fair value on the date of issuance of $2.1 million. We also agreed to issue up to $1.0 million of our unregistered common stock if Harris met certain financial targets through December 31, 2014. In October 2013, we amended the earn-out provisions of the Harris purchase agreement to fix the future consideration for the earn-out at $1.4 million and eliminated the requirement that certain financial targets must be achieved, although the employee retention provisions still apply to the Harris shareholders who became our employees. We agreed to settle $0.6 million of the earn-out payment on January 1, 2014 in an equivalent value of unregistered shares of our common stock and $0.8 million on January 1, 2015 in cash. In July 2013, we paid $975,000, net of insurance proceeds, to settle claims filed against us by a former senior vice president.
We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash needs for the next 12 months, dependent upon our growth opportunities with our cash and finance customers.
Cash Flows
The following table summarizes our cash flows for the six months ended September 30, 2012 and 2013 (in thousands):

	Six Months Ended September 30,
	2012	2013
Operating activities	$(2,327)	$9,550
Investing activities	(1,774)	(5,192)
Financing activities	(5,696)	(1,171)
Increase (decreasee) in cash and cash equivalents	$(9,797)	$3,187
Cash Flows Related to Operating Activities. Cash provided from operating activities for the first half of fiscal 2014 was $9.6 million and consisted of net cash provided by changes in operating assets and liabilities of $6.6 million and net income adjusted for non-cash expense items of $3.0 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $3.3 million in inventory on decreased purchases of lighting components, predominantly fluorescent ballasts and wireless controls, a decrease of $4.8 million in accounts receivable on higher cash collections and an increase in accounts payable of $2.6 million due to the timing of vendor payments for solar project materials and construction installation costs. Cash used from changes in operating assets and liabilities included a $1.8 million decrease in accrued expenses related to the payment of accrued settlement expenses and other timing differences for legal and construction installation costs, a $2.0 million decrease in deferred revenue related to an increase in completed projects due to the timing of project billing for a large solar project under construction, a $0.3 million decrease in deferred solar project costs as projects move through the construction completion stage.
Cash used in operating activities for the first half of fiscal 2013 was $2.3 million and consisted of net cash provided by changes in operating assets and liabilities of $2.4 million and a net loss adjusted for non-cash expense items of $4.7 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $0.5 million in total accounts receivable due to customer collections and reduced revenue during the first half, an increase in accounts payable of $0.9 million due to vendor payment terms, an increase in accrued expenses of $2.0 million due to the timing of reorganization expenses and a $1.2 million increase in deferred revenue due to customer deposit payments received. Cash used from changes in operating assets and liabilities included a $0.2 million increase in inventory for purchases of raw material components and a $2.6 million increase in deferred contract costs for product costs incurred on projects where the performance criteria for revenue recognition has not yet occurred.
Cash Flows Related to Investing Activities. For the first half of fiscal 2014, cash used in investing activities was $5.2 million. This included $5.0 million related to the acquisition of Harris and $0.2 million for capital improvements related to product development tooling and information technology systems.

For the first half of fiscal 2013, cash used in investing activities was $1.8 million. This included $1.7 million for capital improvements related to our product development, information technology systems, manufacturing improvements and facility investments and $0.1 million for investment in patent activities.
Cash Flows Related to Financing Activities. For the first half of fiscal 2014, cash flows used in financing activities were $1.2 million. This included $1.5 million for repayment of long-term debt. Cash flows provided by financing activities included $0.3 million received from stock option exercises and for stock note repayments.
For the first half of fiscal 2013, cash flows provided by financing activities were $5.7 million. This included $4.5 million used for common share repurchases and $1.4 million for repayment of long-term debt. Cash flows provided by financing activities included $0.2 million in debt proceeds and $0.1 million received from stock option exercises and for excess tax benefits from stock-based compensation.
Working Capital
Our net working capital as of September 30, 2013 was $35.5 million, consisting of $56.0 million in current assets and $20.5 million in current liabilities. Our net working capital as of March 31, 2013 was $34.8 million, consisting of $53.6 million in current assets and $18.8 million in current liabilities. Our net working capital increased by $2.8 million during the first half of fiscal 2014 as a result of our acquisition of Harris. Our current accounts receivable decreased from fiscal 2013 year-end by $1.1 million, net of a $2.9 million increase related to Harris receivables, due to customer collections on a large solar project under construction. Our accounts payable increased from our fiscal 2013 year end by $4.2 million, which included a $1.3 million increase as a result of the Harris acquisition and an increase in solar inventory purchases and project costs. Our accrued expenses decreased from our fiscal 2013 year end by $1.0 million due the payment of accrued settlement expenses. Our deferred revenue decreased from our fiscal 2013 year end by $2.1 million as we continued to progress through the construction of our solar landfill project.
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
Indebtedness
Revolving Credit Agreement
We have an amended credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on August 30, 2014. Borrowings under the Credit Facility are limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. Such commitment includes a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2013, we had outstanding letters of credit totaling $1.7 million, primarily for securing collateral requirements under equipment operating leases. There were no borrowings outstanding under the Credit Agreement as of September 30, 2013. In February 2013, we completed an amendment to the Credit Agreement making certain changes to the financial covenants, which are described below. In August 2013, we completed an additional amendment to extend the maturity date of the Credit Agreement to August 30, 2014.
The Credit Agreement requires us to maintain (i) a ratio of total liabilities to tangible net worth not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter, (ii) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (iii) EBITDA of at least $1.0 million during each fiscal quarter. The Credit Agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. We were in compliance with all covenants in the Credit Agreement as of September 30, 2013.
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

Borrowings under the Credit Agreement bear interest based on LIBOR plus an applicable margin (the Applicable Margin), which ranges from 2.0% to 3.0% per annum based on our debt service coverage ratio from time to time. We must pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on our debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was not met as of September 30, 2013.

OTA Credit Agreement
We have a credit agreement with JP Morgan that provided us with $5.0 million immediately available to fund completed customer contracts under our OTA finance program. We had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowing. As of September 30, 2013, we had $2.2 million outstanding under the credit agreement. There were no new borrowings during fiscal 2013. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 39 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. In February 2013, we completed an amendment to the credit agreement making certain changes to the financial covenants requiring us to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days and (ii) EBITDA of at least $1.0 million during each fiscal quarter. We were in compliance with all covenants, as amended, in the credit agreement as of September 30, 2013.

Harris Seller's Note
We issued an unsecured and subordinated promissory note in the principal amount of $3.2 million to help fund our acquisition of Harris. The note bears interest at the rate of 4% per annum, is payable in quarterly installments of principal and interest and matures in July 2016.
Capital Spending
Capital expenditures totaled $0.2 million during the first half of fiscal 2014 due to investments in new product development tooling and information system technologies. We expect to incur approximately $0.4 to $0.7 million in capital expenditures during the remainder of fiscal 2014. Our capital spending plans predominantly consist of investments related to our manufacturing operations to improve efficiencies and reduce costs and for investments in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility. For the remainder of fiscal 2013 and for fiscal 2014, we intend to focus our efforts to preserve cash by reducing capital spending initiatives.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of September 30, 2013 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$8,367	$3,326	$4,442	$164	$435
Cash interest payments on debt	739	341	229	65	104
Operating lease obligations	6,367	1,146	1,767	1,509	1,945
Purchase order and cap-ex commitments(1)	4,721	3,365	1,356	—	—
Total	$20,194	$8,178	$7,794	$1,738	$2,484
___________

(1)	Reflects non-cancellable purchase order commitments in the amount of $4.7 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2013. For the three months ended, September 30, 2013, there were changes in our accounting policies for Goodwill and Other Intangible Assets as a result of the acquisition of Harris. Refer to Note B in the condensed consolidated financial statements included elsewhere in this report.
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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2013 pursuant to Rule 13a-15(b) of the Exchange Act of 1934 (the “Exchange Act”). Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Controls and Procedures
Subsequent to the quarter ended September 30, 2013, and prior to the completion of our accounting close, we developed an internal control process over accounting for acquisitions and other complex or unusual related events. The control process included a review of transactions, processes and financial disclosures. Additionally, the control process required an independent review from an expert in the appropriate area related to the accounting event. Except as described in the preceding sentences, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings. As of the date hereof, we are unable to currently assess whether the final resolution of any such claims or legal proceedings may have a material adverse affect on us.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 1, 2013, the Company completed the acquisition of all of the issued and outstanding equity interests of Harris. As part of the purchase price, the Company issued Two Million Dollars ($2,000,000) in value of unregistered shares of common stock of the Company (based on the trading price of the shares on the NYSE MKT), which represented an aggregate of 856,997 shares of common stock, to the shareholders of Harris. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.	OTHER INFORMATION
Statistical Data
The following table presents certain statistical data, cumulative from December 1, 2001 through September 30, 2013, regarding sales of our HIF lighting systems, total units sold (including HIF lighting systems), customer kilowatt demand reduction, customer kilowatt hours saved, customer electricity costs saved, indirect carbon dioxide emission reductions from customers’ energy savings, and square footage we have retrofitted. The assumptions behind our calculations are described in the footnotes to the table below.

Cumulative From December 1, 2001 Through September 30, 2013
(in thousands, unaudited)
HIF lighting systems sold (1)	2,634
Total units sold (including HIF lighting systems)	3,721
Customer kilowatt demand reduction (2)	848
Customer kilowatt hours saved (2)(3)	29,419,326
Customer electricity costs saved (4)	$2,264,164
Indirect carbon dioxide emission reductions from customers’ energy savings (tons) (5)	19,033
Square footage retrofitted (6)	1,388,201

(1)	“HIF lighting systems” includes all HIF units sold under the brand name “Compact Modular” and its predecessor, “Illuminator.”

(2)
A substantial majority of our HIF lighting systems, which generally operate at approximately 224 watts per six-lamp fixture, are installed in replacement of HID fixtures, which generally operate at approximately 465 watts per fixture in commercial and industrial applications. We calculate that each six-lamp HIF lighting system we install in replacement of an HID fixture generally reduces electricity consumption by approximately 241 watts (the difference between 465 watts and 224 watts). In retrofit projects where we replace fixtures other than HID fixtures, or where we replace fixtures with products other than our HIF lighting systems (which other products generally consist of products with lamps similar to those used in our HIF systems, but with varying frames, ballasts or power packs), we generally achieve similar wattage reductions (based on an analysis of the operating wattages of each of our fixtures compared to the operating wattage of the fixtures they typically replace). We calculate the amount of kilowatt demand reduction by multiplying (i) 0.241 kilowatts per six-lamp equivalent unit we install by (ii) the number of units we have installed in the period presented, including products other than our HIF lighting systems (or a total of approximately 3.7 million units).

(3)
We calculate the number of kilowatt hours saved on a cumulative basis by assuming the demand (kW) reduction for each fixture and assuming that each such unit has averaged 7,500 annual operating hours since its installation.

(4)
We calculate our customers’ electricity costs saved by multiplying the cumulative total customer kilowatt hours saved indicated in the table by $0.077 per kilowatt hour. The national average rate for the year-to-date period ended August 2013, which is the most current data for which this information is available, was $0.1009 per kilowatt hour according to the United States Energy Information Administration.

(5)
We calculate this figure by multiplying (i) the estimated amount of carbon dioxide emissions that result from the generation of one kilowatt hour of electricity (determined using the Emissions and Generation Resource Integration Database, or EGrid, prepared by the United States Environmental Protection Agency), by (ii) the number of customer kilowatt hours saved as indicated in the table.

(6)
Based on 3.7 million total units sold, which contain a total of approximately 18.5 million lamps. Each lamp illuminates approximately 75 square feet. The majority of our installed fixtures contain six lamps and typically illuminate approximately 450 square feet.

Amended and Restated Bylaws
Effective November 7, 2013, the Board of the Directors of the Company amended and restated the Company’s Amended and Restated Bylaws in order to eliminate the requirement that the certificates representing shares of the Company be signed by the corporate secretary or assistant corporate secretary.
The description of the Amended and Restated Bylaws set forth above is qualified by reference to the Amended and Restated Bylaws filed herewith as Exhibit 3.2, which exhibit is incorporated herein by reference.

ITEM 6.	EXHIBITS
(a)Exhibits

2.1
Letter Agreement with respect to Stock and Unit Purchase Agreement dated May 22, 2013 between Orion Energy Systems, Inc., a Wisconsin corporation, Harris Manufacturing, Inc., a Florida corporation, Harris LED, LLC, a Florida limited liability corporation and their respective shareholders and members.

3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2013.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended September 30, 2013

2.1
Letter Agreement with respect to Stock and Unit Purchase Agreement dated May 22, 2013 between Orion Energy Systems, Inc., a Wisconsin corporation, Harris Manufacturing, Inc., a Florida corporation, Harris LED, LLC, a Florida limited liability corporation and their respective shareholders and members.

3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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