Form 10-Q
period 2014-06-30
ORION ENERGY SYSTEMS, INC.
filed 2014-08-08
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

There were 21,777,265 shares of the Registrant’s common stock outstanding on August 4, 2014.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended June 30, 2014

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2014	June 30, 2014
Assets
Cash and cash equivalents	$17,568	$16,336
Short-term investments	470	471
Accounts receivable, net of allowances of $384 and $264 at March 31, 2014 and June 30, 2014, respectively	15,098	13,651
Inventories, net	11,790	10,858
Deferred contract costs	742	130
Prepaid expenses and other current assets	4,673	2,786
Total current assets	50,341	44,232
Property and equipment, net	23,135	22,667
Long-term inventory	10,607	10,940
Goodwill	4,409	4,409
Other intangible assets, net	7,551	7,264
Long-term accounts receivable	1,966	1,539
Other long-term assets	931	959
Total assets	$98,940	$92,010
Liabilities and Shareholders’ Equity
Accounts payable	$8,530	$6,941
Accrued expenses and other	4,597	4,013
Deferred revenue, current	614	376
Current maturities of long-term debt	3,450	3,187
Total current liabilities	17,191	14,517
Long-term debt, less current maturities	3,151	2,595
Deferred revenue, long-term	1,316	1,295
Other long-term liabilities	270	272
Total liabilities	21,928	18,679
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2014 and June 30, 2014; shares issued: 31,001,683 and 31,163,982 at March 31, 2014 and June 30, 2014; shares outstanding: 21,588,326 and 21,751,008 at March 31, 2014 and June 30, 2014	—	—
Additional paid-in capital	130,766	131,433
Treasury stock: 9,413,357 and 9,412,974 common shares at March 31, 2014 and June 30, 2014	(35,813)	(35,812)
Shareholder notes receivable	(50)	(40)
Retained deficit	(17,891)	(22,250)
Total shareholders’ equity	77,012	73,331
Total liabilities and shareholders’ equity	$98,940	$92,010
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2014
	2013	2014
Product revenue	$17,523	$12,243
Service revenue	3,329	1,070
Total revenue	20,852	13,313
Cost of product revenue	12,884	9,855
Cost of service revenue	2,245	846
Total cost of revenue	15,129	10,701
Gross profit	5,723	2,612
Operating expenses:
General and administrative	2,759	3,648
Acquisition and integration related	—	22
Sales and marketing	3,303	2,878
Research and development	490	416
Total operating expenses	6,552	6,964
Loss from operations	(829)	(4,352)
Other income (expense):
Interest expense	(113)	(90)
Interest income	174	94
Total other income	61	4
Loss before income tax	(768)	(4,348)
Income tax expense	13	11
Net loss	$(781)	$(4,359)
Basic net loss per share attributable to common shareholders	$(0.04)	$(0.20)
Weighted-average common shares outstanding	20,173,743	21,669,120
Diluted net loss per share	$(0.04)	$(0.20)
Weighted-average common shares and share equivalents outstanding	20,173,743	21,669,120
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2013	2014
Operating activities
Net loss	$(781)	$(4,359)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,014	762
Amortization of long-term assets	40	346
Stock-based compensation expense	370	427
Loss on sale of property and equipment	21	(5)
Provision for inventory reserves	594	20
Provision for bad debts	80	44
Other	33	29
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, current and long-term	(4,387)	1,830
Inventories, current and long-term	864	612
Deferred contract costs	(893)	612
Prepaid expenses and other assets	439	829
Accounts payable	2,870	(1,589)
Accrued expenses	568	(582)
Deferred revenue	1,190	(259)
Net cash provided by (used in) operating activities	2,022	(1,283)
Investing activities
Purchase of property and equipment	(130)	(304)
Purchase of short-term investments	(1)	(1)
Additions to patents and licenses	(19)	(48)
Proceeds from sales of property, plant and equipment	30	1,001
Net cash (used in) provided by investing activities	(120)	648
Financing activities
Payment of long-term debt	(850)	(819)
Proceeds from repayment of shareholder notes	1	10
Proceeds from issuance of common stock	35	212
Net cash used in financing activities	(814)	(597)
Net increase (decrease) in cash and cash equivalents	1,088	(1,232)
Cash and cash equivalents at beginning of period	14,376	17,568
Cash and cash equivalents at end of period	$15,464	$16,336
Supplemental cash flow information:
Cash paid for interest	$109	$84
Cash paid for income taxes	$4	$5
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

The Company has realigned its organizational structure which resulted in the identification of new operating segments for the purpose of making operational decisions and assessing financial performance effective, on a prospective basis, beginning on April 1, 2014. See Note J “Segment Reporting” of these financial statements for further discussion of the Company's reportable segments.

The Company’s corporate offices and manufacturing operations are located in Manitowoc, Wisconsin. The operations facility in Plymouth, Wisconsin was classified as an asset held for sale as of March 31, 2014 and was sold in May 2014. The Company leases office space in Green Cove Springs, Florida and Jacksonville, Florida. The Company leases office space for sales offices located in Chicago, Illinois and Houston, Texas.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2015 or other interim periods.
The condensed consolidated balance sheet at March 31, 2014 has been derived from the audited and adjusted consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on June 13, 2014.
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

Short-Term Investments
The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2014 and June 30, 2014 were as follows (in thousands):

March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	$488	$—	$—	$488	$488	$—
Bank certificate of deposit	470	—	—	470	—	470
Total	$958	$—	$—	$958	$488	$470

June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	$488	$—	$—	$488	$488	$—
Bank certificate of deposit	471	—	—	471	—	471
Total	$959	$—	$—	$959	$488	$471
As of March 31, 2014 and June 30, 2014, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).
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
Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:

Aging Analysis as of June 30, 2014 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$1,895	$80	$201	$281	$2,176
Lease balances included in consolidated accounts receivable—long-term	1,259	—	—	—	1,259
Total gross sales-type leases	3,154	80	201	281	3,435
Allowance	(2)	(2)	(93)	(95)	(97)
Total net sales-type leases	$3,152	$78	$108	$186	$3,338
Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company incurred $76 thousand of write-offs or credit losses against its OTA sales-type lease receivable balances in fiscal 2014 and $0 for the three months ended June 30, 2014.
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 24 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2014 and June 30, 2014, the Company had inventory obsolescence reserves of $2.5 million and $2.1 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2014	June 30, 2014
Raw materials and components	$6,894	$7,467
Work in process	880	695
Finished goods	4,016	2,696
	$11,790	$10,858
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $742 thousand and $130 thousand as of March 31, 2014 and June 30, 2014, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets includes $2.8 million and $2.1 million of unbilled receivables as of March 31, 2014 and June 30, 2014, respectively.

Property and Equipment
Property and equipment were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2014	June 30, 2014
Land and land improvements	$1,480	$1,480
Buildings	14,405	14,425
Furniture, fixtures and office equipment	10,713	10,723
Leasehold improvements	46	46
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	10,103	10,155
Construction in progress	60	67
	41,804	41,893
Less: accumulated depreciation and amortization	(18,669)	(19,226)
Net property and equipment	$23,135	$22,667
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
The Company realigned its organizational structure as a result of a new business strategy. In connection with the reorganization, the Company evaluated its historical operating segments (Energy Management Division and Engineered Systems Division) in relation to GAAP and identified new operating segments: (i) U.S. Markets, (ii) Orion Engineered Systems, (iii) Orion Distribution Services and (iv) Corporate and Other. The new operating segments became effective, on a prospective basis, beginning April 1, 2014. The Company's operating segments are also its reporting units (for goodwill assessment purposes) and reporting segments (for financial reporting purposes). In connection with the identification of the new operating segments, the Company allocated goodwill from the historical reporting units to the new reporting units using a relative fair market approach. See Note J “Segment Reporting” for additional information.

The change in the carrying value of goodwill during fiscal 2014 was as follows (in thousands):

Balance at March 31, 2013	—
Acquisition of Harris	4,409
Balance at March 31, 2014	4,409
There was no change in the carrying value of goodwill for the three months ended June 30, 2014. Goodwill was allocated to each operating segment during the three months ended June 30, 2014 as follows (in thousands):

	U.S. Markets	Orion Engineered Systems	Orion Distribution Services	Corporate and Other	Total
Goodwill at June 30, 2014	$2,371	$2,038	$—	$—	$4,409
The components of, and changes in, the carrying amount of other intangible assets were as follows as of the dates set forth below (in thousands):

	March 31, 2014		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$2,362	$(784)	$2,410	$(818)
Licenses	58	(58)	58	(58)
Trade name and trademarks	1,942	—	1,943	—
Customer relationships	3,600	(535)	3,600	(815)
Developed technology	900	(19)	900	(36)
Non-competition agreements	100	(15)	100	(20)
Total	$8,962	$(1,411)	$9,011	$(1,747)
As of June 30, 2014, the weighted average useful life of intangible assets was 7.2 years. The estimated amortization expense for each of the next five years is shown below (in thousands):

Fiscal 2015	$1,050
Fiscal 2016	1,223
Fiscal 2017	880
Fiscal 2018	604
Fiscal 2019	428
Fiscal 2020	343
Thereafter	793
Total	$5,321
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.
Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of June 30, 2014, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2015	$649
Fiscal 2016	309
Fiscal 2017	9
Total gross financed receivable	967
Less: amount above to be collected during the next 12 months	(649)
Less: amount representing interest	(82)
Net long-term receivable	$236
Long-Term Inventories
The Company records long-term inventory for the non-current portion of its wireless controls finished goods inventory. The inventories are stated at the lower of cost or market value with cost determined using the FIFO method.
Other Long-Term Assets
Other long-term assets include prepaid licensing costs, deferred costs for a long-term contract, long-term security deposits, and deferred financing costs. Other long-term assets include $33,000 and $27,000 of deferred financing costs as of March 31, 2014 and June 30, 2014, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (1 to 10 years).
Accrued Expenses and Other
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, accrued legal costs, accrued commissions, accrued acquisition liabilities, accrued project costs, sales tax payable and other various unpaid expenses. Accrued expenses include $1.0 million and $0.5 million of accrued project costs as of March 31, 2014 and June 30, 2014, respectively.
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
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended June 30,
	2013	2014
Beginning of period	$284	$263
Provision (benefit) to product cost of revenue	149	32
Charges	(146)	(42)
End of period	$287	$253
Revenue Recognition
Revenue is recognized on the sales of our lighting and related energy efficiency systems and products when the following four criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured.
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

Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2014, the Company had a valuation allowance of $9.6 million against its deferred tax assets.
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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three months ended June 30, 2013 and 2014, there were no realized tax benefits from the exercise of stock options.
Stock Option Grants
The Company did not issue any stock options during the three months ended June 30, 2014. The fair value of each option grant during the three months ended June 30, 2013 and 2014 was determined using the assumptions in the following table:

	Three Months Ended June 30,
	2013	2014
Weighted average expected term	4.1 years	N/A
Risk-free interest rate	0.8%	N/A
Expected volatility	73.3%	N/A
Expected forfeiture rate	21.4%	20.3%
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

	Three Months Ended June 30,
	2013	2014
Numerator:
Net income (loss) (in thousands)	$(781)	$(4,359)
Denominator:
Weighted-average common shares outstanding	20,173,743	21,669,120
Weighted-average effect of assumed conversion of stock options, warrants and restricted shares	—	—
Weighted-average common shares and common share equivalents outstanding	20,173,743	21,669,120
Net income (loss) per common share:
Basic	$(0.04)	$(0.20)
Diluted	$(0.04)	$(0.20)

The following table indicates the number of potentially dilutive securities outstanding as of the end of each period:

	June 30, 2013	June 30, 2014
Common stock options	3,459,091	2,575,084
Restricted shares	270,788	659,090
Common stock warrants	38,980	38,980
Total	3,768,859	3,273,154
Concentration of Credit Risk and Other Risks and Uncertainties
The Company purchases components necessary for its lighting products, including ballasts and lamps, from multiple suppliers. For the three months ended June 30, 2013 and June 30, 2014, no supplier accounted for more than 10% of total cost of revenue.
The Company purchases its solar panels from multiple suppliers. For the three months ended June 30, 2013, purchases from one supplier accounted for 13% of total cost of revenue. For the three months ended June 30, 2014, no supplier accounted for more than 10% of total cost of revenue.
For the three months ended June 30, 2013, one customer accounted for 22% of revenue. For the three months ended June 30, 2014, no customer accounted for more than 10% of revenue.
As of March 31, 2014 and June 30, 2014, no customer accounted for more than 10% of accounts receivable.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11 ("ASU 2013-11"), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company applied this guidance in the current quarter and it did not have a material impact on its statement of operations, financial position, or cash flows.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The Company is currently evaluating the impact of ASU 2014-09. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which it will adopt the standard in 2017.
NOTE C — ACQUISITION
On July 1, 2013, the Company completed the acquisition of Harris Manufacturing, Inc. and Harris LED, LLC (collectively, "Harris"). Harris was a Florida-based lighting company which engineered, designed, sourced and manufactured energy efficient lighting systems, including fluorescent and LED lighting solutions, and day-lighting products.
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
$10,801
Prior to the amendment discussed above, the contingent consideration arrangement required the Company to pay the Harris Shareholders up to $1.0 million in unregistered shares of the Company's common stock upon Harris' achievement of certain revenue milestones in calendar year 2013 and/or 2014, and, in the case of certain Harris Shareholders who became employees of the Company, their continued employment by the Company. The potential undiscounted amount of all future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $1.0 million. The Company recorded $0.6 million for the non-employee Harris Shareholder portion of the contingent consideration liability on the acquisition date. Total contingent consideration of $0.5 million for employee Harris Shareholders will be recorded as compensation expense through the end of calendar 2014. During the three months ended June 30, 2014 , the Company expensed $49 thousand in compensation expense.
As part of the preliminary purchase price allocation, the Company determined that the separately identifiable intangible assets acquired consisted of customer relationships, developed technology, trademarks and trade names, and non-competition agreements. The intangible asset value was assigned to the Company's U.S. Markets and Engineered Systems segments.
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
The goodwill of $4.4 million arising from the Harris acquisition consists largely of the synergies and economies of scale expected from combining operations, and, to a lesser extent, the assembled workforce of Harris. The goodwill was assigned to the Company's U.S. Markets and Engineered Systems segments. None of the acquired goodwill is expected to be deductible for tax purposes.
NOTE D — RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2013 and 2014, the Company purchased good and services from an entity in the amount $8,753 and $6,896, respectively, for which a director of the Company serves as a minority owner and chairman of the board of directors.
NOTE E — LONG-TERM DEBT
Long-term debt as of March 31, 2014 and June 30, 2014 consisted of the following (in thousands):

	March 31, 2014	June 30, 2014
Harris seller's note	2,624	2,376
Customer equipment finance notes payable	2,331	1,860
First mortgage note payable	607	585
Debenture payable	675	663
Other long-term debt	364	298
Total long-term debt	6,601	5,782
Less current maturities	(3,450)	(3,187)
Long-term debt, less current maturities	$3,151	$2,595
Revolving Credit Agreement
The Company has an amended credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on August 30, 2014. Borrowings under the Credit Facility are limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. Such commitment includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2014, the Company had no outstanding letters of credit. There were no borrowings outstanding under the Credit Agreement as of March 31, 2014 or June 30, 2014.
The Credit Agreement requires the Company to maintain (i) a ratio of total liabilities to tangible net worth not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter, (ii) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days, (iii) a debt service coverage ratio of greater than 1.25 to 1.00 as of the last day of any fiscal quarter and (iv) a funded debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio of less than 2.5 to 1.0 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company was not in compliance with its debt service coverage ratio and its funded debt to EBITDA covenants in the Credit Agreement as of June 30, 2014. The Company expects to receive a waiver from JP Morgan for the covenant defaults, although there is no guarantee that it will be able to do so.
The Credit Agreement is secured by a first priority security interest in the Company’s accounts receivable, inventory and general intangibles, and a second priority security interest in the Company’s equipment and fixtures. All OTAs, PPAs, leases, supply agreements and/or similar agreements relating to solar photovoltaic, or PV, and wind turbine systems or facilities, as well as all accounts receivable and assets of the Company related to the foregoing, are excluded from these liens, except to the extent the Company elects to finance any such assets with JP Morgan.
Borrowings under the Credit Agreement bear interest based on LIBOR plus an applicable margin (Applicable Margin), which ranges from 2.0% to 3.0% per annum based on the Company's debt service coverage ratio from time to time. The Company must pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on the Company's debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of June 30, 2014.
OTA Credit Agreement
The Company has a credit agreement with JP Morgan that provided up to $5.0 million that was immediately available to fund completed customer contracts under its OTA finance program. The Company had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowings. As of June 30, 2014, the Company had $0.7 million outstanding under the credit agreement. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 30 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. In August 2013, the Company completed an amendment to the credit agreement making certain changes to the financial covenants requiring the Company to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days, (ii) a debt service coverage ratio of greater than 1.25 to 1.00 as of the last day of any fiscal quarter and (iii) a funded debt to EBITDA ratio of less than 2.5 to 1.0 as of the last day of any fiscal quarter. The Company was not in compliance with its debt service coverage ratio and its funded debt to EBITDA covenants as of June 30, 2014. The Company expects to receive a waiver from JP Morgan for the covenant defaults, although there is no guarantee that it will be able to do so.
NOTE F — INCOME TAXES
The income tax provision for the three months ended June 30, 2014 was determined by applying an estimated annual effective tax rate of (0.3)% to loss before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits. As of June 30, 2014, the Company had recorded a valuation allowance of $9.6 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. ASC 740, Income Taxes, requires that a deferred tax asset be reduced by a valuation allowance if there is less than a 50% chance that it will be realized. The determination of the realization of deferred tax assets requires considerable judgment. ASC 740 prescribes the consideration of both positive and negative evidence in evaluating the need for a valuation allowance. Negative evidence for the Company includes a cumulative three year operating loss and limited visibility into future earnings. Positive evidence includes the Company's increasing proposal pipeline, recent new national account customer wins and the increase in revenue from light emitting diode, or LED, new products. The Company has determined that the negative evidence outweighs the current positive evidence and has concluded to record a valuation allowance. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income (loss) adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Three Months Ended June 30,
	2013	2014
Statutory federal tax rate	34.0%	34.0%
State taxes, net	1.9%	3.1%
Federal tax credit	12.5%	1.6%
State tax credit	4.1%	0.7%
Change in valuation reserve	(53.0)%	(39.6)%
Permanent items	0.1%	—%
Change in tax contingency reserve	(0.3)%	—%
Other, net	(1.0)%	(0.1)%
Effective income tax rate	(1.7)%	(0.3)%
The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $13,000 were recorded in fiscal 2014 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0 were recorded for the three months ended June 30, 2014.
As of June 30, 2014, the Company had federal net operating loss carryforwards of approximately $24.6 million, of which $3.8 million are associated with the exercise of NQSOs that have not yet been recognized by the Company. The Company also has state net operating loss carryforwards of approximately $21.9 million, of which $4.6 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.5 million and state tax credits of $0.5 million. As of June 30, 2014, the Company has recorded a valuation allowance of $9.6 million due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of June 30, 2014, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2015 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the three months ended June 30, 2013 and 2014, the Company had the following unrecognized tax benefit activity (in thousands):

	Three Months Ended June 30,
	2013	2014
Unrecognized tax benefits as of beginning of period	$188	$210
Additions based on tax positions related to the current period positions	2	2
Unrecognized tax benefits as of end of period	$190	$212
NOTE G — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles, equipment and facility space under operating leases expiring at various dates through 2018. Rent expense under operating leases was $0.3 million and $0.1 million for the three months ended June 30, 2013 and 2014, respectively. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of June 30, 2014, the Company had entered into $7.6 million of purchase commitments related to fiscal 2015, including $0.3 million for operating lease commitments, $0.2 million for capital commitments, and $7.1 million for inventory purchase commitments.
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
Employee Stock Purchase Plan
In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, the Company had halted the loan program. The Company had the following shares issued from treasury as of March 31, 2014 and for the three months ended June 30, 2014:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Cumulative through March 31, 2014	152,783	$1.66 - 7.25	128,143	$361,550	$311,550
Quarter Ended June 30, 2014	383	$4.07	—	—	9,600
Total as of June 30, 2014	153,166	$1.66 - 7.25	128,143	$361,550	$321,150
Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
Share Repurchase Program
In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. In April 2012, the Company’s Board approved another increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company’s outstanding common stock. As of June 30, 2014, the Company had repurchased a total of 3.0 million shares of common stock at a cost of $6.8 million under the program. The Company did not purchase any shares during the three months ended June 30, 2014 and does not intend to repurchase any additional common stock under this program in the near-term.
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
In June 2012, the Compensation Committee of the Board of Directors approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for such employees to earn long-term equity incentive awards. In May 2013, the Compensation Committee of the Board of Directors changed the Company's long-term equity incentive grant policy so that only restricted shares are issued to all employees under the Plans. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is between three to five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. For the three months ended June 30, 2014, an aggregate of 220,371 of restricted shares were granted valued at a price per share between $4.20 and $7.23, which was the closing market price as of each grant date.
For the three months ended June 30, 2013 and 2014, the Company issued 13,714 and 6,846 shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $2.41 per share to $4.20 per share, the closing market price as of the issuance dates.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended June 30,
	2013	2014
Cost of product revenue	$20	$12
General and administrative	221	345
Sales and marketing	126	65
Research and development	3	5
Total	$370	$427
As of June 30, 2014, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $1.2 million over a remaining weighted average expected term of 6.2 years.
The following table summarizes information with respect to the Plans:

	Outstanding Awards
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2014	1,291,996	2,716,317	$3.43	6.32
Granted stock options	—	—
Granted shares	(92,566)	—	—
Restricted shares	(136,151)	—	—
Forfeited restricted shares	30,665	—	—
Forfeited stock options	57,100	(57,100)	3.98
Exercised	—	(84,133)	2.50
Balance at June 30, 2014	1,151,044	2,575,084	$3.44	6.23	$3,070,790
Exercisable at June 30, 2014		1,650,175	$4.00	5.52	$1,529,106
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $4.07 as of June 30, 2014.
A summary of the status of the Company’s outstanding non-vested stock options as of June 30, 2014 was as follows:

Non-vested at March 31, 2014	1,129,377
Granted	—
Vested	(147,368)
Forfeited	(57,100)
Non-vested at June 30, 2014	924,909

During the first three months of fiscal 2015, the Company granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2014	539,204
Shares issued	221,871
Shares vested	(71,320)
Shares forfeited	(30,665)
Shares outstanding at June 30, 2014	659,090
Per share price on grant date	$1.80 - 7.23
Compensation expense for the three months ended June 30, 2014	$211,719
As of June 30, 2014, the weighted average grant-date fair value of restricted shares granted was $3.62.

As of June 30, 2014, the amount of deferred stock-based compensation expense related to grants of restricted shares, to be recognized over a remaining period of 3.3 years, was approximately $2.1 million.
The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2014 or during the three months ended June 30, 2014.
A summary of outstanding warrants at June 30, 2014 follows:

	Number of Shares	Exercise Price	Expiration
Balance at March 31, 2014	38,980	$2.25	Fiscal 2015
Balance at June 30, 2014	38,980	$2.25	Fiscal 2015
NOTE J — SEGMENTS
The Company has realigned its organizational structure which resulted in the identification of new operating segments for the purpose of making operational decisions and assessing financial performance effective, on a prospective basis, beginning on April 1, 2014.
The descriptions of the Company’s segments and their summary financial information are presented below.
U.S. Markets
The U.S. Markets Division sells lighting solutions into the wholesale markets.
Engineered Systems
The Engineered Systems Division sells lighting products and construction and engineering services direct to end users. The Engineered Systems Division will also complete the construction management services related to existing contracted solar PV projects.
Distribution Services
The Distribution Services Division sells lighting products internationally and is developing a network of broad line distributors.
Corporate and Other
Corporate and Other is comprised of operating expenses not directly allocated to the Company’s segments and adjustments to reconcile to consolidated results, which primarily include intercompany eliminations.

	Revenues		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2013	2014	2013	2014
(dollars in thousands)
Segments:
U.S. Markets	$14,593	$8,365	$137	$(1,082)
Engineered Systems	6,259	4,768	214	(1,633)
Distribution Services	—	180	—	(68)
Corporate and Other	—	—	(1,180)	(1,569)
	$20,852	$13,313	$(829)	$(4,352)

	Total Assets		Deferred Revenue
	March 31, 2014	June 30, 2014	March 31, 2014	June 30, 2014
(dollars in thousands)
Segments:
U.S Markets.	$36,340	$34,243	$244	$222
Engineered Systems	28,309	27,489	1,686	1,449
Distribution Services	—	383	—	—
Corporate and Other	34,291	29,895	—	—
	$98,940	$92,010	$1,930	$1,671
The Company’s revenue and long-lived assets outside the United States are insignificant.
NOTE K — SUBSEQUENT EVENTS
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transaction that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and noted no subsequent event requiring accrual or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2014 Annual Report filed on Form 10-K for the fiscal year ended March 31, 2014. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Recent Developments
In April 2014, we realigned our organizational structure which resulted in the identification of new operating segments for the purpose of making operational decisions and assessing financial performance. The new business divisions include US markets, Orion engineered systems and Orion distribution services. US markets focuses on selling our lighting solutions into the wholesale markets with customers including domestic energy service companies, or ESCOs, and electrical contractors. Our Orion engineered systems division will focus on selling lighting products and construction and engineering services direct to end users. Additionally, Orion engineered systems will complete the construction management services related to existing contracted solar photovoltaic, or PV, projects. Its customers include national accounts, government, municipal and schools. Our Orion distribution services division will focus on selling our lighting products internationally and has begun to develop a network of broad line distributors. Historically, sales of all of our lighting products and the related costs were combined through our energy management division. Historically, sales of all of our solar PV products and the related costs were combined through our engineered systems division.
During the first quarter of fiscal 2015, we sold our corporate facility in Plymouth, Wisconsin for $1.0 million.
Overview
We are a leading provider of energy efficient lighting retrofit products and services. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy efficient commercial and industrial interior and exterior lighting systems, controls, power data management and cloud-based data storage and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial high bay, although we do sell and install products into other markets. Virtually all of our sales occur within North America. We operate in thee segments, which we refer to as U.S. Markets, Engineered Systems, and Distribution Services.
Our lighting products consist primarily of light emitting diode, or LED, and high intensity fluorescent, or HIF, lighting fixtures. Our principal customers include national accounts, energy service companies, electrical contractors and electrical distributors. Substantially all of our products are manufactured at our production facility located in Wisconsin.
We previously marketed and implemented renewable energy systems consisting primarily of solar generating photovoltaic, or PV, systems and wind turbines. During fiscal 2013 and fiscal 2014, we experienced a significant reduction in new solar PV orders. We attribute this to reduced cash incentives and declining pricing in the renewable energy credit markets. During fiscal 2014, we deemphasized our efforts to obtain new PV construction contracts and focused on the completion of previously received orders within our solar backlog, which has decreased from $36.1 million at the beginning of our fiscal 2013 to $0.4 million as of June 30, 2014. We expect this trend to continue through fiscal 2015. In response to this solar order decline and our decision not to pursue new PV orders, we redeployed personnel to focus on the opportunities within the LED retrofit market.

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
We have sold and installed more than 2,756,375 of our HIF and LED lighting systems in over 10,777 facilities from December 1, 2001 through June 30, 2014. We have sold our products to 162 Fortune 500 companies, many of which have installed our HIF lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2014 included Coca-Cola Enterprises, Inc., Dollar General Corporation, Ford Motor Co., SYSCO Corp., and MillerCoors.
Our fiscal year ends on March 31. We refer to our prior fiscal year which ended on March 31, 2014, as “fiscal 2014”, and our current fiscal year, which will end on March 31, 2015, as “fiscal 2015.” Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
During fiscal 2014, we acquired the equity interests of Harris Manufacturing, Inc. and Harris LED, LLC, or collectively, Harris. Harris engineers, designs, sources and manufactures energy efficient lighting systems, including LED and fluorescent lighting solutions, and day-lighting products. The acquisition of Harris expanded our product lines, increased our sales force and provided growth opportunities into markets where we did not have a strong presence, specifically, new construction, retail store fronts, commercial office and government. We currently anticipate approximately $1.0 million in annualized cost synergies from our Harris acquisition related to headcount reductions and facility operating cost decreases. We do not expect full synergies to be achieved until the middle of calendar year 2015, when the Florida manufacturing facility lease expires.
During fiscal 2014, we aggressively focused on cost containment initiatives related to material product costs, service margin expansion and implementing lean manufacturing methodologies to reduce production costs in our manufacturing facility.
During the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015, we experienced a reduction in the amount of new customer orders for our energy efficient HIF lighting systems within our industrial and exterior markets. We attribute this to an increasing awareness within the marketplace of emerging LED product offerings. We believe that customers have deferred purchase decisions as they evaluate the cost and performance of these LED product offerings. It is our expectation that this deferral of purchasing decisions will continue into the back half of our fiscal 2015 when we expect that improvements in performance and expected decreases in LED product costs will make the product even more economically viable.
In response to the constraints on our customers’ capital spending budgets, we have been promoting the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. The majority of these sales occur on a non-recourse basis. During fiscal 2014 and the first three months of fiscal 2015, approximately 94.3% and 100.0%, respectively, of our total completed OTA contracts were financed directly through third party equipment finance companies. In the future, we intend to continue to utilize third party finance companies to fund the majority of our OTA contracts. In future periods, the number of customers who choose to purchase our systems by using our OTA financing program will be dependent upon our relationships with third party equipment finance companies, the extent to which customers' choose to use their own capital budgets and the extent to which customers' choose to enter into finance contracts. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar Power Purchase Agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and have been able to secure several external sources of funding for PPA’s on behalf of our customers.
Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our improved cash flow generation during fiscal 2014, our investments into our US markets sales force, our intentions to continue to expand our sales force within all revenue generating business units during fiscal 2015, our cost containment initiatives and opportunities, the increasing volume of unit sales of our new products, specifically our LED lighting fixtures, the completion of our acquisition of Harris and the increased sales market opportunities and cost synergies that Harris provides. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the new market opportunities in commercial office, government and retail that Harris provides, the continued development of our new products and product enhancements, including our new LED product offerings, our cost reduction initiatives, and the opportunity to increase gross margins through the leverage of our under-utilized manufacturing capacity.
During fiscal 2014, we actively expanded our US markets sales force to increase, develop and support the number of our indirect resellers within a geographic territory. We expect to continue to increase our sales headcount during fiscal 2015 across all of our revenue generating divisions.
Our annual report on Form 10-K for the fiscal year ended March 31, 2014 provides additional information about our business and operations.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the majority of our revenue from sales of HIF lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our installation and recycling service revenues are recognized when services are complete and customer acceptance has been received. Our wholesale channels, which includes our value-added resellers and electrical contractors, accounted for approximately 63% of our total revenue in fiscal 2014, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division. During the first three months of fiscal 2015, wholesale revenues accounted for approximately 71% of our total revenue, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 62% for the first three months of fiscal 2014.
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
In fiscal 2014, we recognized $4.0 million of revenue from 67 completed OTA contracts. For the three months ended June 30, 2014, we recognized $0.7 million of revenue from 8 completed contracts compared to $1.6 million from 24 completed contracts during the three months ended June 30, 2013.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2014, we recognized $0.5 million of revenue from completed PPAs. In the first three months of fiscal 2015, we recognized $0.1 million of revenue from completed PPAs compared to $0.2 million for the first three months of fiscal 2014. As of June 30, 2014, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $1.9 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of June 30, 2014 (in thousands):

Fiscal 2015	$115
Fiscal 2016	247
Fiscal 2017	247
Fiscal 2018	246
Fiscal 2019	246
Beyond	670
Total expected future discounted revenue from PPA's	$1,771
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our solar PV projects and multi-facility roll-out projects. Our top 10 customers accounted for approximately 45% and 34% of our total revenue for the first three months of fiscal 2014 and fiscal 2015, respectively. No customers accounted for more than 10% of our total revenue in the first three months of fiscal 2015. One customer accounted for 22% of our total revenue in the first three months of fiscal 2014. To the extent that multi-facility roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
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
Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of June 30, 2014, we had a backlog of firm purchase orders of approximately $7.4 million, which included $0.4 million of solar PV orders, compared to $2.7 million as of March 31, 2014, which included $1.1 million of solar PV orders. We currently expect approximately $7.3 million of our June 30, 2014 backlog to be recognized as revenue during the remainder of fiscal 2015 and the remainder in future years. We generally expect this level of firm purchase order backlog related to HIF lighting systems to be recognized as revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months from the time construction of the system begins, although during fiscal 2012, we received a $20.2 million single order for which the solar PV system construction began during our fiscal 2014 first quarter and is expected to be completed by the end of calendar 2014. As a result of the decreased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies, lamps and LED chips and components; (iii) materials for sales of solar PV systems through our engineered systems division, including solar panels, inverters and wiring; (iv) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (v) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (vi) warranty expenses; (vii) installation and integration; and (viii) shipping and handling. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate through the recycling of old scrap fixtures through our facility which contain similar content of aluminum when compared to new fixtures. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier. We buy most of our LED chips from a single supplier, although we believe we could obtain sufficient quantities of these raw materials on a price and quality competitive basis from other suppliers if necessary. We use multiple suppliers for our electronic component purchases, including ballasts, drivers and lamps. We purchase our solar panels from multiple suppliers for sales of our solar generating systems. For the first three months of fiscal 2014 and fiscal 2015, no supplier accounted for more than 10% of total cost of revenue. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgment that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2014, we aggressively focused on cost containment initiatives related to material product costs, service margin expansion and the implementation of lean manufacturing methodologies to reduce production costs in our manufacturing facility. Additionally, we consolidated Harris' Florida manufacturing operations into our Wisconsin facility. During fiscal 2015, we expect to continue to generate efficiencies and cost decreases from the lean manufacturing initiatives begun during fiscal 2014 and are focused on reducing component product costs through strategic sourcing.
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
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) acquisition related expenses; (iii) sales and marketing expenses; and (iv) research and development expenses. Personnel related costs are our largest operating expense. In fiscal 2014, we increased headcount in our sales areas for our US markets division. During fiscal 2014, we sold our leased corporate jet and consolidated our Plymouth location into our Manitowoc headquarters. During the first quarter of fiscal 2015, we sold our facility in Plymouth. In fiscal 2015, we expect to continue to increase sales headcount within all of our revenue generating divisions. Additionally, during the first half of fiscal 2015, we intend to invest in a branding campaign to better position us as an LED company to our direct customers and our resellers. We expect our branding campaign to result in generating additional sales pipelines, increase the number of our resellers and increase our market share in newer markets, like schools and commercial office space. We believe this branding investment is vital in strengthening our position as an LED lighting solutions provider and improving our ability to compete against existing LED lighting companies. We intend to continue to invest in research and product development for new LED lighting products.
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
We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $0.4 million and $0.4 million of compensation expense for the first three months of fiscal 2014 and fiscal 2015, respectively. As a result of prior option and restricted stock grants, we expect to recognize an additional $3.3 million of stock-based compensation over a weighted average period of approximately four years, including $1.0 million in the last nine months of fiscal 2015. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Income Taxes. As of June 30, 2014, we had net operating loss carryforwards of approximately $24.6 million for federal tax purposes and $21.9 million for state tax purposes. Included in these loss carryforwards were $3.8 million for federal and $4.6 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.5 million and state credit carryforwards of approximately $0.5 million. A valuation allowance has been set up to reserve for our net operating losses and our tax credits. It is possible that we may not be able to utilize the full benefit of our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2022 and 2035. Our valuation allowance for deferred tax assets is based upon our cumulative three year operating losses.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. There was no limitation that occurred for fiscal 2013 or fiscal 2014.
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2013		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$17,523	84.0%	$12,243	92.0%	(30.1)%
Service revenue	3,329	16.0%	1,070	8.0%	(67.9)%
Total revenue	20,852	100.0%	13,313	100.0%	(36.2)%
Cost of product revenue	12,884	61.8%	9,855	74.0%	(23.5)%
Cost of service revenue	2,245	10.8%	846	6.4%	(62.3)%
Total cost of revenue	15,129	72.6%	10,701	80.4%	(29.3)%
Gross profit	5,723	27.4%	2,612	19.6%	(54.4)%
General and administrative expenses	2,759	13.2%	3,648	27.4%	32.2%
Acquisition and integration related expenses	—	—%	22	0.2%	N/A
Sales and marketing expenses	3,303	15.8%	2,878	21.6%	(12.9)%
Research and development expenses	490	2.4%	416	3.1%	(15.1)%
Loss from operations	(829)	(4.0)%	(4,352)	(32.7)%	425.0%
Interest expense	(113)	(0.5)%	(90)	(0.7)%	(20.4)%
Interest income	174	0.8%	94	0.7%	(46.0)%
Loss before income tax	(768)	(3.7)%	(4,348)	(32.7)%	466.1%
Income tax expense	13	—%	11	—%	N/A
Net loss	$(781)	(3.7)%	$(4,359)	(32.7)%	458.1%
Revenue. Product revenue decreased from $17.5 million for the fiscal 2014 first quarter to $12.2 million for the fiscal 2015 first quarter, a decrease of $5.3 million, or 30%. The decrease in product revenue was a result of decreased sales of solar PV systems and delayed customer purchase decisions as a result of the continuing emergence of LED lighting solutions. We began to experience customer delays during our fourth quarter of fiscal 2014. Within our industrial customer base, LED product costs have been declining while performance, and the related energy reduction is improving. However, while return on investment for our customers using LED technology is improving, these products do not currently meet existing customer payback expectations of two years. We believe customers have been delaying decisions as they continue to monitor and evaluate lighting technology alternatives. We believe that these products will become more economically viable during the back half of calendar 2014. Product sales of our LED fixtures increased from $1.1 million for the fiscal 2014 first quarter to $2.5 million for the fiscal 2015 first quarter, an increase of $1.4 million, or 127%. Service revenue decreased from $3.3 million for the fiscal 2014 first quarter to $1.1 million for the fiscal 2015 first quarter, a decrease of $2.2 million, or 68%. The decrease in service revenue was a result of fewer solar projects under construction and lower national account lighting sales versus the prior year. Total revenue from renewable energy systems was $1.1 million for the fiscal 2015 first quarter compared to $5.0 million for the first three months of fiscal 2014. The decrease in revenue from renewable energy systems was due to fewer solar projects under construction as compared to a single large solar project under construction during fiscal 2014. We expect this trend of decreasing solar PV systems revenue to continue through the remainder of fiscal 2015 as we deemphasized our focus on pursuing new solar projects.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $12.9 million for the fiscal 2014 first quarter to $9.9 million for the fiscal 2015 first quarter, a decrease of $3.0 million, or 24%. Our cost of service revenue decreased from $2.2 million for the fiscal 2014 first quarter to $0.8 million for the fiscal 2015 first quarter, a decrease of $1.4 million, or 62%. Total gross margin was 19.6% for the fiscal 2015 first quarter compared to 27.4% for the fiscal 2014 first quarter. Our gross margin on solar PV revenue was 19.6% during the fiscal 2015 first quarter compared to 22.2% during the fiscal 2014 first quarter. Gross margin from sales of our integrated lighting systems for the fiscal 2015 first quarter was 19.6% compared to 29.1% for th fiscal 2015 first quarter. The decrease in our lighting gross margin percentage was due to the decrease in sales volumes of manufactured lighting products and the related impact of fixed expenses within our manufacturing facility. We expect that our gross margins from sales of lighting products will improve as sales volumes of manufactured lighting products increase and our manufacturing facility can reach economies of scale.
General and Administrative. Our general and administrative expenses increased from $2.8 million for the fiscal 2014 first quarter to $3.6 million for the fiscal 2015 first quarter, an increase of $0.8 million, or 32%. The increase was due to intangible amortization expense of $0.3 million, incremental expenses resulting from the acquisition of Harris in fiscal 2014 of $0.1 million, increased compensation and benefit expenses of $0.3 million , and increased consulting expenses of $0.2 million related to initiatives for recruiting and talent development, strategic sourcing and the creation of financial systems tools. These increases were partially offset by decreased legal expenses of $0.2 million during the quarter.
Acquisition and Integration Related. Our acquisition and integration related expenses were $22,000 for the fiscal 2015 first quarter. We incurred no acquisition and integration expenses in the first three months of fiscal 2014.
Sales and Marketing. Our sales and marketing expenses decreased from $3.3 million for the fiscal 2014 first quarter to $2.9 million for the fiscal 2015 first quarter, a decrease of $0.4 million, or 13%. The decrease was due to reduced commission expense of $0.2 million due to the decline in revenue, reduced depreciation of $0.2 million as sales IT systems reached the end of their depreciable lives, and reduced travel expenses of $0.2 million due to the sale of the corporate jet. These decreases were partially offset by increased spending in advertising and product promotions to increase LED revenue opportunities and an increase for incremental operating expenses from the acquisition of Harris during fiscal 2014. We have recently been increasing, and intend to continue to increase, our in-market direct sales force during fiscal 2015. Additionally, we intend to invest in a re-branding initiative during fiscal 2015 to educate our customers about our LED product offerings.
Total sales and marketing headcount was 84 and 80 at June 30, 2013 and 2014, respectively.
Research and Development. Our research and development expenses, or R&D, decreased from $0.5 million for the fiscal 2014 first quarter to $0.4 million for the fiscal 2015 first quarter, a decrease of $0.1 million, or 15%. Our R&D expenses decreased during the quarter due to a reduction in compensation expenses, offset by increased expenses for samples, testing and certification of new products. We expect our R&D expenses to increase during the remainder of fiscal 2015 due to initiatives to expand our LED lighting product lines.
Interest Expense. Our interest expense decreased from $113,000 for the fiscal 2014 first quarter to $90,000 for the fiscal 2015 first quarter, a decrease of $23,000, or 20%. The decrease in interest expense was due to the reduction in financed contract debt for our Orion Throughput Agreements, or OTAs, compared to the prior year first quarter.
Interest Income. Our interest income decreased from $174,000 for the fiscal 2014 first quarter to $94,000 for the fiscal 2015 first quarter, a decrease of $80,000, or 46%. Our interest income decreased as we increased the utilization of third party finance providers for a majority of our financed projects. In the future, we expect our interest income to decrease as we continue to utilize third party finance providers for our Orion Throughput Agreements, or OTA, projects.
Income Taxes. Our income tax expense decreased from income tax expense of $13,000 for the fiscal 2014 first quarter to an income tax expense of $11,000 for the fiscal 2015 first quarter, an increase of 2,000, or 15%. Our effective income tax rate for the 2015 first quarter was 0.3%, compared to 1.7% for the 2014 first quarter. The change in effective rate was due primarily to the impact of expected minimum state tax liabilities.
U.S. Markets Segment
The following table summarizes our U.S. Markets segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2013	2014
Revenues	$14,593	$8,365
Operating income (loss)	$137	$(1,082)
Operating margin	0.9%	(12.9)%
U.S. Markets segment revenue decreased $6.2 million, or 43%, from $14.6 million for the fiscal 2014 first quarter to $8.4 million for the fiscal 2015 first quarter. The decrease in revenue for the fiscal 2015 first quarter was primarily due to the delay in customer purchasing decisions resulting from the continuing emergence of LED lighting solutions. We believe customers have been delaying decisions as they continue to monitor and evaluate lighting technology alternatives.
U.S. Markets segment operating income decreased $1.2 million, or 890%, from operating income of $0.1 million for the fiscal 2014 first quarter to an operating loss of $1.1 million for the fiscal 2015 first quarter. The decrease in operating income for the first quarter of fiscal 2015 was due to the decline in revenue and the reduction in contribution margin dollars.

Engineered Systems Segment
The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2013	2014
Revenues	$6,259	$4,768
Operating income (loss)	$214	$(1,633)
Operating margin	3.4%	(34.2)%
Engineered Systems segment revenue decreased $1.5 million, or 24%, from $6.3 million for the fiscal 2014 first quarter to $4.8 million for the fiscal 2015 first quarter. The decrease in revenue for the fiscal 2015 first quarter was due to a decrease in the number and size of solar projects under construction which resulted in a revenue decrease of $3.9 million.
Engineered Systems segment operating income decreased $1.8 million, or 863%, from operating income of $0.2 million for the fiscal 2014 first quarter to an operating loss of $1.6 million for the fiscal 2015 first quarter. The decrease in operating income was due to the decline in revenue and the reduction in contribution margin dollars and a $0.3 million increase in amortization expense related to intangible assets as a result of the Harris acquisition in July 2013.
Distribution Services Segment
The following table summarizes our Distribution Services segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2013	2014
Revenues	—	180
Operating income (loss)	—	(68)
Operating margin	—%	(37.8)%
Distribution Services segment revenue increased from $0 for the fiscal 2014 first quarter to $0.2 million for the fiscal 2015 first quarter. The increase in revenue for the fiscal 2015 first quarter was due to the organizational changes that occurred at the beginning of fiscal 2015 and the new distribution markets that distribution services is selling into.
Distribution Services operating loss increased from $0 for the fiscal 2014 first quarter to an operating loss of $0.1 million for the fiscal 2015 first quarter. The operating loss was due to the impact of low factory utilization levels on gross margin and the investment in selling costs to get the business unit operational.
Liquidity and Capital Resources
Overview
We had approximately $16.3 million in cash and cash equivalents and $0.5 million in short-term investments as of June 30, 2014, compared to $17.6 million and $0.5 million at March 31, 2014. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $0.5 million with an expiration date of September 2014 and a yield of 0.50%. Additionally, as of June 30, 2014, we had $15.0 million of borrowing availability under our revolving credit agreement. In July 2013, we completed the acquisition of Harris. The purchase price was paid through a combination of $5.0 million in cash, $3.1 million in a three-year unsecured subordinated note bearing interest at the rate of 4% per annum, and the issuance of 856,997 unregistered shares of common stock, representing a fair value on the date of issuance of $2.1 million. We also agreed to issue up to $1.0 million of our unregistered common stock if Harris met certain financial targets through December 31, 2014. In October 2013, we amended the earn-out provisions of the Harris purchase agreement to fix the future consideration for the earn-out at $1.4 million and eliminated the requirement that certain financial targets must be achieved, although the employee retention provisions still apply to the Harris shareholders who became our employees. In January 2014, we issued an aggregate of 83,943 shares of our common stock, representing a fair value on the date of issuance of $0.6 million. Additionally, we will pay $0.8 million in cash on January 1, 2015 as final payment for the acquisition of Harris.
In May 2014, we sold our building and equipment located in Plymouth, Wisconsin as we consolidated our Wisconsin operations into our corporate headquarters located in Manitowoc, Wisconsin. The sale resulted in net proceeds, after commissions and expenses, of approximately $1.0 million.

We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated normal operating cash needs for the next 12 months, dependent upon our growth opportunities with our cash and finance customers and future potential acquisitions. Any future potential acquisitions would likely be funded by our existing cash resources, our credit facility, seller financing and/or the issuance of additional equity or debt securities.
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
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended June 30,
	2013	2014
Operating activities	$2,022	$(1,283)
Investing activities	(120)	648
Financing activities	(814)	(597)
Increase (decrease) in cash and cash equivalents	$1,088	$(1,232)
Cash Flows Related to Operating Activities. Cash used in operating activities for the first three months of fiscal 2015 was $1.3 million and consisted of net cash provided by changes in operating assets and liabilities of $1.5 million and a net loss adjusted for non-cash expense items of $2.7 million. Cash provided by changes in operating assets and liabilities consisted of a decrease in accounts receivable of $1.8 million due to collections of customer payments, a decrease of $0.6 million in inventory on decreased purchases of raw materials, predominantly fluorescent lighting components, a decrease in deferred contract costs of $0.6 million due to the progress completion of solar PV projects under construction, and a decrease in prepaid and other assets of $0.8 million for unbilled revenue related to solar projects where construction progress is billed to the customer at the beginning of the month following the month in which the work was performed and ordinary amortization of prepaid expenses. Cash used from changes in operating assets and liabilities included a $1.6 million decrease in accounts payable due to reduced inventory purchases and the timing of vendor payments, a $0.6 million decrease in accrued expenses due to reduced legal, commission and project installation expenses incurred during the quarter, and a decrease in deferred revenue of $0.3 million due to the timing of project billing for solar projects under construction.
Cash provided from operating activities for the first three months of fiscal 2014 was $2.0 million and consisted of net cash provided by changes in operating assets and liabilities of $0.6 million and a net loss adjusted for non-cash expense items of $1.4 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $0.9 million in inventory on decreased purchases of lighting components, predominantly fluorescent ballasts and LED components, an increase in accounts payable of $2.9 million due to the timing of vendor payments for solar project materials and construction installation costs, a decrease in prepaid and other assets of $0.4 million for unbilled revenue related to solar projects where construction progress is billed to the customer at the beginning of the month in which the work was performed and an increse in accrued expenses of $0.6 million related to legal expenses and project installation costs. Cash used from changes in operating assets and liabilities included a $4.4 million increase in accounts receivable due to the timing of project billing for a large solar project under construction.
Cash Flows Related to Investing Activities. For the first three months of fiscal 2015, cash provided from investing activities was $0.6 million which included $1.0 million of proceeds from the sale of our facility in Plymouth, Wisconsin, offset by $0.3 million for capital improvements related to new product tooling, information technology systems and infrastructure investments to improve response time to customers and generate business efficiencies, and $48,000 for investment in patents.
For the first three months of fiscal 2014, cash used in investing activities was $0.1 million for capital improvements related to product development tooling and information technology systems.
Cash Flows Related to Financing Activities. For the first three months of fiscal 2015, cash flows used in financing activities were $0.6 million which included $0.8 million used for repayment of long-term debt, partially offset by $0.2 million received from stock option exercises and stock note repayments.

For the first three months of fiscal 2014, cash flows used in financing activities were $0.8 million which included $0.9 million used for repayment of long-term debt, partially offest by $36,000 received from stock option exercises and stock note repayments.
Working Capital
Our net working capital as of June 30, 2014 was $29.7 million, consisting of $44.2 million in current assets and $14.5 million in current liabilities. Our net working capital as of March 31, 2014 was $33.1 million, consisting of $50.3 million in current assets and $17.2 million in current liabilities. Our current accounts receivables decreased from our fiscal 2014 year-end by $1.4 million due to increased collections. Our current inventories decreased from our fiscal 2014 year-end by $0.9 million due to decreases in raw materials and accessories for fluorescent lighting product lines. Our deferred contract costs decreased from our fiscal 2014 year-end by $0.6 million due to progress completion of our solar PV projects. Our prepaid expenses and other assets decreased from our fiscal 2014 year-end by $1.9 million due to the sale of our Plymouth building resulting in a $1.0 decrease, a $0.6 million decrease in unbilled revenue related to the timing of billing on solar projects and the ordinary amortization of other prepaid expenses. Our accounts payable decreased from our fiscal 2014 year end by $1.6 million due to decreased inventory purchases and the timing of vendor payments. Our accrued expenses decreased from our fiscal 2014 year-end by $0.6 million due to decreases in accrued project installation costs, decreased legal expenses and reduced commission expense.
During the fourth quarter of fiscal 2014, we experienced a decline in revenue from sales of our HIF lighting systems. Due to this decline in HIF product revenue and our expectations that LED products will become a larger portion of our future revenue, we recorded expense of $1.4 million to our inventory obsolescence reserve during the fiscal 2014 fourth quarter.
We currently have a significant portion of inventory comprised of wireless controls products. The majority of this inventory is classified as a long-term asset based upon our historical levels of wireless product sales and our one-year revenue forecast for these wireless controls products. Our wireless controls product is modular and can be added to our HIF and LED lighting fixtures during or after installation. We continually evaluate the market demand for our controls product, our investment in this inventory and current selling prices, and the risk for obsolescence. If the market demand and current and future sales expectations for our wireless controls inventory do not support our carrying value of this inventory. we will likely need to record an inventory valuation reserve, which could materially adversely affect our net earnings during the period of such a charge.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
We have a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on August 30, 2014. Borrowings under the Credit Facility are limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. We may also cause JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of June 30, 2014, we had no outstanding letters of credit issued.
The Credit Agreement, as amended, requires us to maintain (i) a ratio of total liabilities to tangible net worth not to exceed 0.50 to 1.00 as of the last day of any fiscal quarter, (ii) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days, (iii) a debt service coverage ratio of greater than 1.25 to 1.00 as of the last day of any fiscal quarter and (iv) a funded debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio of less than 2.5 to 1.0 as of the last day of any fiscal quarter. The Credit Agreement also contains certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock or pledge assets. We had no outstanding borrowings under the Credit Facility as of June 30, 2014. We were not in compliance with our line of credit covenant requirements related to debt service coverage ratio and funded debt to EBITDA ratio as of June 30, 2014. We are working on obtaining a waiver for the covenant defaults.
The Credit Agreement is secured by a first priority security interest in our accounts receivable, inventory and general intangibles, and a second priority security interest in our equipment and fixtures. All OTAs, PPAs, leases, supply agreements and/or similar agreements relating to solar PV and wind turbine systems or facilities, as well as all accounts receivable and our assets related to the foregoing, are excluded from these liens.

Borrowings under the Credit Agreement bear interest based on LIBOR plus an applicable margin (the Applicable Margin), which ranges from 2.0% to 3.0% per annum based on our debt service coverage ratio from time to time. We must pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on our debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of June 30, 2014.

OTA Credit Agreement
We have a credit agreement with JP Morgan that provided us with $5.0 million immediately available to fund completed customer contracts under our OTA finance program. We had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowing. As of June 30, 2014, we had $0.7 million outstanding under the credit agreement. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 37 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. In August 2013, we completed an amendment to the credit agreement making certain changes to the financial covenants requiring us to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days, (ii) a debt service coverage ratio of greater than 1.25 to 1.00 as of the last day of any fiscal quarter and (iv) a funded debt to EBITDA ratio of less than 2.5 to 1.0 as of the last day of any fiscal quarter. We were not in compliance with the debt service coverage ration and the funded debt to EBITDA ratio in the credit agreement as of June 30, 2014. We are working on obtaining a waiver for the covenant defaults.
Capital Spending
Capital expenditures totaled $0.3 million during the first three months of fiscal 2015 due to investments in new product tooling, information system technologies and infrastructure investments to improve our response time to customers and generate business efficiencies. We expect to incur approximately $0.6 to $0.9 million in capital expenditures during the remainder of fiscal 2015. Our capital spending plans predominantly consist of investments related to new product development tooling, our manufacturing operations to improve efficiencies and reduce costs, for investments in information technology systems and improvements in telecommunication systems to enhance communications to customers. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of June 30, 2014 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$5,781	$3,187	$2,087	$117	$390
Cash interest payments on debt	468	207	118	60	83
Operating lease obligations	821	370	383	68	—
Purchase order and cap-ex commitments(1)	7,354	7,354	—	—	—
Total	$14,424	$11,118	$2,588	$245	$473
___________

(1)
Reflects non-cancellable purchase order commitments in the amount of $7.2 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand and $0.2 million for capital expenditure commitments.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2014. For the three months ended, June 30, 2014, there were no material changes in our accounting policies.
Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note B in the condensed consolidated financial statements included elsewhere in this report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2014. There have been no material changes to such exposures since March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2014 pursuant to Rule 13a-15(b) of the Exchange Act of 1934 (the “Exchange Act”). Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
As a result of our Harris acquisition, we made changes to certain business processes and systems. Accordingly, certain changes have been made to our internal controls over financial reporting that occurred during the quarter ended June 30, 2014. There have been no other changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings. As of the date hereof, we are unable to currently assess whether the final resolution of any such claims or legal proceedings may have a material adverse effect on us. There have been no material changes to the legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which we filed with the Securities and Exchange Commission on June 13, 2014.

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which we filed with the SEC on June 13, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a)Exhibits

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2014.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended June 30, 2014

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