Form 10-Q
period 2014-09-30
ORION ENERGY SYSTEMS, INC.
filed 2014-11-10
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

There were 21,872,170 shares of the Registrant’s common stock outstanding on November 5, 2014.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended September 30, 2014

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2014	September 30, 2014
Assets
Cash and cash equivalents	$17,568	$11,130
Short-term investments	470	471
Accounts receivable, net of allowances of $384 and $334 at March 31, 2014 and September 30, 2014, respectively	15,098	14,816
Inventories, net	11,790	12,103
Deferred contract costs	742	1,125
Prepaid expenses and other current assets	4,673	1,676
Total current assets	50,341	41,321
Property and equipment, net	23,135	21,599
Long-term inventory	10,607	—
Goodwill	4,409	4,409
Other intangible assets, net	7,551	6,822
Long-term accounts receivable	1,966	1,178
Other long-term assets	931	162
Total assets	$98,940	$75,491
Liabilities and Shareholders’ Equity
Accounts payable	$8,530	$9,066
Accrued expenses and other	4,597	3,692
Deferred revenue, current	614	403
Current maturities of long-term debt	3,450	2,926
Total current liabilities	17,191	16,087
Long-term debt, less current maturities	3,151	2,090
Deferred revenue, long-term	1,316	1,271
Other long-term liabilities	270	522
Total liabilities	21,928	19,970
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2014 and September 30, 2014; shares issued: 31,001,683 and 31,273,880 at March 31, 2014 and September 30, 2014; shares outstanding: 21,588,326 and 21,860,762 at March 31, 2014 and September 30, 2014	—	—
Additional paid-in capital	130,766	131,968
Treasury stock: 9,413,357 and 9,413,118 common shares at March 31, 2014 and September 30, 2014	(35,813)	(35,812)
Shareholder notes receivable	(50)	(39)
Retained deficit	(17,891)	(40,596)
Total shareholders’ equity	77,012	55,521
Total liabilities and shareholders’ equity	$98,940	$75,491
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2014	2013	2014
Product revenue	$21,181	$12,645	$38,704	$24,888
Service revenue	6,314	748	9,643	1,818
Total revenue	27,495	13,393	48,347	26,706
Cost of product revenue	15,638	23,364	28,522	33,219
Cost of service revenue	4,028	584	6,273	1,430
Total cost of revenue	19,666	23,948	34,795	34,649
Gross profit (loss)	7,829	(10,555)	13,552	(7,943)
Operating expenses:
General and administrative	3,173	3,842	5,857	7,490
Acquisition and integration related	356	—	431	22
Sales and marketing	3,644	3,367	6,947	6,246
Research and development	448	569	938	985
Total operating expenses	7,621	7,778	14,173	14,743
Income (loss) from operations	208	(18,333)	(621)	(22,686)
Other income (expense):
Interest expense	(142)	(83)	(255)	(173)
Interest income	153	83	327	177
Total other income	11	—	72	4
Income (loss) before income tax	219	(18,333)	(549)	(22,682)
Income tax (benefit) expense	(2,184)	13	(2,171)	23
Net income (loss)	$2,403	$(18,346)	$1,622	$(22,705)
Basic net income (loss) per share attributable to common shareholders	$0.11	$(0.84)	$0.08	$(1.04)
Weighted-average common shares outstanding	21,089,917	21,820,365	20,634,333	21,745,156
Diluted net income (loss) per share	$0.11	$(0.84)	$0.08	$(1.04)
Weighted-average common shares and share equivalents outstanding	21,541,942	21,820,365	21,102,849	21,745,156
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2013	2014
Operating activities
Net income (loss)	$1,622	$(22,705)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,024	1,503
Amortization of long-term assets	172	697
Stock-based compensation expense	676	785
Accretion of fair value of deferred and contingent purchase price consideration related to acquisition	425	—
Deferred income tax benefit	(2,212)	—
Impairment on assets	—	12,130
Loss (gain) on sale of property and equipment	96	(20)
Provision for inventory reserves	—	32
Provision for bad debts	75	142
Other	62	68
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, current and long-term	4,849	930
Inventories, current and long-term	3,269	154
Deferred contract costs	(335)	(384)
Prepaid expenses and other assets	58	1,957
Accounts payable	2,633	537
Accrued expenses	(1,837)	(660)
Deferred revenue	(2,027)	(253)
Net cash provided by (used in) operating activities	9,550	(5,087)
Investing activities
Cash paid for acquisition, net of cash acquired	(4,992)	—
Purchase of property and equipment	(222)	(1,031)
Purchase of short-term investments	(3)	(1)
Additions to patents and licenses	(14)	(61)
Proceeds from sales of property, plant and equipment	39	1,040
Net cash used in investing activities	(5,192)	(53)
Financing activities
Payment of long-term debt	(1,497)	(1,585)
Proceeds from repayment of shareholder notes	119	11
Deferred financing costs	(18)	(75)
Proceeds from issuance of common stock	225	351
Net cash used in financing activities	(1,171)	(1,298)
Net increase (decrease) in cash and cash equivalents	3,187	(6,438)
Cash and cash equivalents at beginning of period	14,376	17,568
Cash and cash equivalents at end of period	$17,563	$11,130
Supplemental cash flow information:
Cash paid for interest	$97	$155
Cash paid for income taxes	$18	$12
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$119	$—
Shares returned to treasury in satisfaction of receivable	$48	$—
Acquisition related contingent consideration liability	$612	$—
Acquisition financed through debt	$3,158	$—
Common stock issued for acquisition	$2,065	$—
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — DESCRIPTION OF BUSINESS
Organization
The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. The Company is a developer, manufacturer and seller of lighting systems and a seller and integrator of renewable energy technologies to commercial and industrial businesses, predominantly in North America.

The Company has realigned its organizational structure which resulted in the identification of new operating segments for the purpose of making operational decisions and assessing financial performance effective, on a prospective basis, beginning on April 1, 2014. See Note J “Segment Reporting” of these financial statements for further discussion of the Company's reportable segments.

The Company’s corporate offices and manufacturing operations are located in Manitowoc, Wisconsin. The operations facility in Plymouth, Wisconsin was classified as an asset held for sale as of March 31, 2014 and was sold in May 2014. The Company leases office space in Jacksonville, Florida. The Company leases office space for sales offices located in Chicago, Illinois and Houston, Texas.
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

Short-Term Investments
The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2014 and September 30, 2014 were as follows (in thousands):

March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	$488	$—	$—	$488	$488	$—
Bank certificate of deposit	470	—	—	470	—	470
Total	$958	$—	$—	$958	$488	$470

September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	$485	$—	$—	$485	$485	$—
Bank certificate of deposit	471	—	—	471	—	471
Total	$956	$—	$—	$956	$485	$471
As of March 31, 2014 and September 30, 2014, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).
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

Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:
Aging Analysis as of September 30, 2014 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$1,686	$117	$168	$285	$1,971
Lease balances included in consolidated accounts receivable—long-term	911	—	—	—	911
Total gross sales-type leases	2,597	117	168	285	2,882
Allowance	(18)	(2)	(135)	(137)	(155)
Total net sales-type leases	$2,579	$115	$33	$148	$2,727
Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company incurred $76 thousand of write-offs or credit losses against its OTA sales-type lease receivable balances in fiscal 2014 and $0 for the six months ended September 30, 2014.
Inventories
Inventories consist of raw materials and components, such as ballasts and drivers, light emitting diode (LED) chips, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and accessories, such as lamps, sensors and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 24 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2014 and September 30, 2014, the Company had inventory obsolescence reserves of $2.5 million and $1.4 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2014	September 30, 2014
Raw materials and components	$6,894	$8,193
Work in process	880	855
Finished goods	4,016	3,055
	$11,790	$12,103
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $742 thousand and $1.1 million as of March 31, 2014 and September 30, 2014, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets includes $2.8 million and $1.1 million of unbilled receivables as of March 31, 2014 and September 30, 2014, respectively.
Property and Equipment
Property and equipment were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2014	September 30, 2014
Land and land improvements	$1,480	$1,480
Buildings	14,405	14,426
Furniture, fixtures and office equipment	10,713	8,489
Leasehold improvements	46	148
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	10,103	10,303
Construction in progress	60	329
	41,804	40,172
Less: accumulated depreciation and amortization	(18,669)	(18,573)
Net property and equipment	$23,135	$21,599
The Company periodically reviews the carrying values of property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, if events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets' carrying amount ot determine if a write down to market value is required. During the three months ended September 30, 2014, the Company recorded impairment expense of $1.0 million in connection with its assessment of carrying costs related to the wireless controls product offering.
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

Goodwill and Other Intangible Assets
The costs of specifically identifiable intangible assets that do not have an indefinite life are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. Goodwill and intangible assets with indefinite lives are reviewed for impairment annually, as of January 1, or more frequently if impairment indicators arise. During the quarter ended September 30, 2014, the Company determined that a triggering event occurred due to the significant loss incurred partially due to the reduction in total net assets resulting from the impairment of its long-term wireless control inventory. This triggering event required an assessment of the carrying value of its Goodwill within each business segment. The Company performed both a qualitative and quantitative assessment of Goodwill and determined that no impairment had occurred. Amortizable intangible assets are amortized over their estimated economic useful life to reflect the pattern of economic benefits consumed based upon the following lives and methods:

Patents	10-17 years	Straight-line
Licenses	7-13 years	Straight-line
Customer relationships	5-8 years	Accelerated based upon the pattern of economic benefits consumed
Developed technology	8 years	Accelerated based upon the pattern of economic benefits consumed
Non-competition agreements	5 years	Straight-line
Indefinite lived intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset recovery. If the actual useful life of the asset is shorter than the estimated life estimated by us, the asset may be deemed to be impaired and accordingly a write-down of the value of the asset determined by a discounted cash flow analysis or shorter amortization period may be required. During the three months ended September 30, 2014, the Company recorded impairment expense of $0.1 million in connection with its assessment of carrying costs related to the wireless controls product offering.
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
There was no change in the carrying value of goodwill for the six months ended September 30, 2014. Goodwill was allocated to each operating segment during the six months ended September 30, 2014 as follows (in thousands):

	U.S. Markets	Orion Engineered Systems	Orion Distribution Services	Corporate and Other	Total
Goodwill at September 30, 2014	$2,371	$2,038	$—	$—	$4,409

The components of, and changes in, the carrying amount of other intangible assets were as follows as of the dates set forth below (in thousands):

	March 31, 2014		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$2,362	$(784)	$2,286	$(838)
Licenses	58	(58)	58	(58)
Trade name and trademarks	1,942	—	1,947	—
Customer relationships	3,600	(535)	3,600	(1,095)
Developed technology	900	(19)	900	(53)
Non-competition agreements	100	(15)	100	(25)
Total	$8,962	$(1,411)	$8,891	$(2,069)
As of September 30, 2014, the weighted average useful life of intangible assets was 6.92 years. The estimated amortization expense for each of the next five years is shown below (in thousands):

Fiscal 2015	$666
Fiscal 2016	1,215
Fiscal 2017	872
Fiscal 2018	596
Fiscal 2019	421
Fiscal 2020	335
Thereafter	770
Total	$4,875
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.
Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of September 30, 2014, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2015	$627
Fiscal 2016	309
Fiscal 2017	9
Total gross financed receivable	945
Less: amount above to be collected during the next 12 months	(675)
Less: amount representing interest	(59)
Net long-term receivable	$211

Long-Term Inventories
As of March 31, 2014, the Company had long-term inventory for the non-current portion of its wireless controls finished goods inventory. The inventories were stated at the lower of cost or market value with cost determined using the FIFO method. As of September 30, 2014, the wireless controls inventory was deemed to be impaired based upon current market conditions, including significant declines in unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of and performance improvements in LED lighting products. During the three and six months ended September 30, 2014, the Company recorded an impairment charge of $10.2 million, related to its wireless controls inventory, reducing the carrying value of remaining wireless control inventory to a net realizable value of $0.5 million, which is reflected in current inventories. Net realizable value of this remaining wireless control inventory was based on the Company's best estimate of product sales expectations, market prices and customer demand patterns.
Other Long-Term Assets
As of March 31, 2014, the Company had prepaid licensing costs related to its wireless controls inventory. As of September 30, 2014, the wireless controls inventory and related development costs, included the prepaid licensing costs, were deemed to be impaired. During the three and six months ended September 30, 2014, the Company recorded an impairment charge of $0.8 million against prepaid wireless control inventory licensing costs. As of September 30, 2014, other long-term assets include deferred costs for a long-term contract, long-term security deposits, and deferred financing costs. Deferred financing costs as of March 31, 2014 and September 30, 2014 were $33,000 and $22,000, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (1 to 10 years).
Accrued Expenses and Other
Accrued expenses include warranty accruals, customer deposits on OTAs, accrued wages and benefits, accrued vacation, accrued legal costs, accrued commissions, accrued acquisition liabilities, accrued project costs, sales tax payable and other various unpaid expenses. Accrued expenses include $1.0 million and $0.1 million of accrued project costs as of March 31, 2014 and September 30, 2014, respectively.
The Company generally offers a limited warranty of one year on its lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s lighting products. Included in other long-term liabilities is $0.3 million for warranty reserves related to solar operating systems. These warranties vary in length, with the longest coverage extended until 2030. Due to the limited warranty data available for solar operating systems of this nature, actual warranty claims may differ from the Company's estimate of these warranties.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2014	2013	2014
Beginning of period	$287	$253	$284	$263
Provision (benefit) to product cost of revenue	(74)	1	75	33
Charges	(24)	212	(170)	170
End of period	$189	$466	$189	$466
Revenue Recognition
Revenue is recognized on the sales of our lighting and related energy efficiency systems and products when the following four criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured.

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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2014, the Company had a valuation allowance of $16.4 million against its deferred tax assets.
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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three and six months ended September 30, 2013 and 2014, there were no realized tax benefits from the exercise of stock options.
Stock Option Grants
The Company did not issue any stock options during the three and six months ended September 30, 2014. The fair value of each option grant during the three and six months ended September 30, 2013 was determined using the assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2014	2013	2014
Weighted average expected term	N/A	N/A	4.1 years	N/A
Risk-free interest rate	N/A	N/A	0.8%	N/A
Expected volatility	N/A	N/A	73.3%	N/A
Expected forfeiture rate	21.4%	20.3%	21.4%	20.3%
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2014	2013	2014
Numerator:
Net income (loss) (in thousands)	$2,403	$(18,346)	$1,622	$(22,705)
Denominator:
Weighted-average common shares outstanding	21,089,917	21,820,365	20,634,333	21,745,156
Weighted-average effect of assumed conversion of stock options, warrants and restricted shares	452,025	—	468,516	—
Weighted-average common shares and common share equivalents outstanding	21,541,942	21,820,365	21,102,849	21,745,156
Net income (loss) per common share:
Basic	$0.11	$(0.84)	$0.08	$(1.04)
Diluted	$0.11	$(0.84)	$0.08	$(1.04)
The following table indicates the number of potentially dilutive securities outstanding as of the end of each period:

	September 30, 2013	September 30, 2014
Common stock options	3,195,917	2,545,084
Restricted shares	462,537	773,956
Common stock warrants	38,980	—
Total	3,697,434	3,319,040
Concentration of Credit Risk and Other Risks and Uncertainties
The Company purchases components necessary for its lighting products, including ballasts and lamps, from multiple suppliers. For the three and six months ended September 30, 2013 and 2014, no supplier accounted for more than 10% of total cost of revenue.
The Company purchases its solar panels from multiple suppliers. For the three and six months ended September 30, 2013, panel purchases from one supplier accounted for 11% and 12% of total cost of revenue. For the three and six months ended September 30, 2014, no supplier accounted for more than 10% of total cost of revenue.
For the three and six months ended September 30, 2013, one customer accounted for 33% and 28% of revenue, respectively. For the three months ended September 30, 2014, one customer accounted for 13% of revenue. For the six months ended September 30, 2014, no customer accounted for more than 10% of revenue.
As of March 31, 2014, no customer accounted for more than 10% of accounts receivable. As of September 30, 2014, one customer accounted for 15% of accounts receivable.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company applied this guidance in the prior quarter and it did not have a material impact on its statement of operations, financial position, or cash flows.
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
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation - Stock Compensation" ("ASU 2014-12"). ASU 2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a significant impact on the Company's consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern" ("ASU 2014-15"). ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and if those conditions exist, the required disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods therein. The Company does not expect adoption of this standard will have a significant impact on the Company's consolidated financial statements.
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

The following table summarizes the consideration paid to the Harris Shareholders and the fair value allocation of the purchase price (in thousands):

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
$10,801
Prior to the amendment discussed above, the contingent consideration arrangement required the Company to pay the Harris Shareholders up to $1.0 million in unregistered shares of the Company's common stock upon Harris' achievement of certain revenue milestones in calendar year 2013 and/or 2014, and, in the case of certain Harris Shareholders who became employees of the Company, their continued employment by the Company. The potential undiscounted amount of all future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $1.0 million. The Company recorded $0.6 million for the non-employee Harris Shareholder portion of the contingent consideration liability on the acquisition date. Total contingent consideration of $0.5 million for employee Harris Shareholders will be recorded as compensation expense through the end of calendar 2014. During the three and six months ended September 30, 2014, the Company expensed $49 thousand and $0.1 million in compensation expense, respectively.
As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets acquired consisted of customer relationships, developed technology, trademarks and trade names, and non-competition agreements. The intangible asset value was assigned to the Company's U.S. Markets and Engineered Systems segments.
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
NOTE D — RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2013 and 2014, the Company purchased goods and services in the amount of $3,350 and $9,073, respectively, from an entity for which a director of the Company serves as a minority owner and chairman of the board of directors. During the six months ended September 30, 2013 and 2014, the Company purchased goods and services in the amount of $12,103 and $15,970, respectively, from an entity for which a director of the Company serves as a minority owner and chairman of the board of directors.
NOTE E — LONG-TERM DEBT
Long-term debt as of March 31, 2014 and September 30, 2014 consisted of the following (in thousands):

	March 31, 2014	September 30, 2014
Harris seller's note	2,624	2,121
Customer equipment finance notes payable	2,331	1,449
First mortgage note payable	607	563
Debenture payable	675	651
Other long-term debt	364	232
Total long-term debt	6,601	5,016
Less current maturities	(3,450)	(2,926)
Long-term debt, less current maturities	$3,151	$2,090
Revolving Credit Agreement
The Company has an amended credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan). The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on August 31, 2015. Borrowings under the Credit Facility are limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. Such commitment includes a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2014, the Company had no outstanding letters of credit. There were no borrowings outstanding under the Credit Agreement as of March 31, 2014 or September 30, 2014.
The Credit Agreement requires the Company to maintain (i) average unencumbered liquidity not less than $20.0 million during any period of three consecutive business days, and (ii) a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, of (A) $(3.5) million as of September 30, 2014 for the six month period ending on such date, (B) $500 thousand as of December 31, 2014 for the nine month period ending on such date, and (C) $3.0 million as of March 31, 2015 for the twelve month period ending on such date. The Credit Agreement also contains certain restrictions on the ability of the Company to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on its stock, redeem or repurchase shares of its stock or pledge assets. The Company was not in compliance with its line of credit covenant requirement related to our EBITDA requirement as of September 30, 2014.
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

Borrowings under the Credit Agreement bear interest based on LIBOR plus an applicable margin (Applicable Margin), which ranges from 2.0% to 3.0% per annum based on the Company's debt service coverage ratio from time to time. The Company must pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on the Company's debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts is waived if the Company or its affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of September 30, 2014. See Note K “Subsequent Events”, for information regarding the termination of the Credit Facility.
OTA Credit Agreement
The Company has a credit agreement with JP Morgan that provided up to $5.0 million that was immediately available to fund completed customer contracts under its OTA finance program. The Company had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowings. As of September 30, 2014, the Company had $0.5 million outstanding under the credit agreement. The loan amount is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 30 individual OTA customer contracts. The current loan amount under the credit agreement bears interest at LIBOR plus 4% and matures in December 2016. In August 2014, the Company completed an amendment to the credit agreement making certain changes to the financial covenants requiring the Company to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days, and (ii) a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, of (A) $(3.5) million as of September 30, 2014 for the six month period ending on such date, (B) $500 thousand as of December 31, 2014 for the nine month period ending on such date, and (C) $3.0 million as of March 31, 2015 for the twelve month period ending on such date. The Company was not in compliance with its line of credit covenant requirement related to our EBITDA requirement as of September 30, 2014. See Note K “Subsequent Events”, for information regarding the termination of the credit agreement.
NOTE F — INCOME TAXES
The income tax provision for the six months ended September 30, 2014 was determined by applying an estimated annual effective tax rate of (0.1)% to loss before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits. As of September 30, 2014, the Company had recorded a valuation allowance of $16.4 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. ASC 740, Income Taxes, requires that a deferred tax asset be reduced by a valuation allowance if there is less than a 50% chance that it will be realized. The determination of the realization of deferred tax assets requires considerable judgment. ASC 740 prescribes the consideration of both positive and negative evidence in evaluating the need for a valuation allowance. Negative evidence for the Company includes a cumulative three year operating loss and limited visibility into future earnings. Positive evidence includes the Company's increasing proposal pipeline, recent new national account customer wins and the increase in revenue from light emitting diode, or LED, new products. The Company has determined that the negative evidence outweighs the current positive evidence and has concluded to record a valuation allowance. The estimated effective income tax rate was determined by applying statutory tax rates to pretax income (loss) adjusted for certain permanent book to tax differences and tax credits.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Six Months Ended September 30,
	2013	2014
Statutory federal tax rate	34.0%	34.0%
State taxes, net	0.3%	3.0%
Federal tax credit	17.1%	0.3%
State tax credit	5.8%	0.1%
Change in valuation reserve	345.8%	(37.4)%
Permanent items	(1.0)%	(0.1)%
Change in tax contingency reserve	(4.0)%	—%
Other, net	(2.5)%	—%
Effective income tax rate	395.5%	(0.1)%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $13,000 were recorded in fiscal 2014 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0 were recorded for the six months ended September 30, 2014.
As of September 30, 2014, the Company had federal net operating loss carryforwards of approximately $30.6 million, of which $3.9 million are associated with the exercise of NQSOs that have not yet been recognized by the Company. The Company also has state net operating loss carryforwards of approximately $25.5 million, of which $4.7 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.5 million and state tax credits of $0.5 million. As of September 30, 2014, the Company has recorded a valuation allowance of $16.4 million due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of September 30, 2014, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2015 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the six months ended September 30, 2013 and 2014, the Company had the following unrecognized tax benefit activity (in thousands):

	Six Months Ended September 30,
	2013	2014
Unrecognized tax benefits as of beginning of period	$188	$210
Additions based on tax positions related to the current period positions	22	2
Unrecognized tax benefits as of end of period	$210	$212
NOTE G — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles, equipment and facility space under operating leases expiring at various dates through 2018. Rent expense under operating leases was $0.3 million and $0.1 million for the three months ended September 30, 2013 and 2014, respectively; and $0.6 million and $0.2 million for the six months ended September 30, 2013 and 2014, respectively. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of September 30, 2014, the Company had entered into $5.2 million of purchase commitments related to fiscal 2015, including $0.3 million for operating lease commitments and $4.9 million for inventory purchase commitments.
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

On March 27, 2014, the Company was named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, the Company's former chief executive officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleges, among other things, that the Company breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint seeks, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted the Company's motion to dismiss six of the plaintiff's claims. The Company believes that the remaining claims are meritless and that it has substantial legal and factual defenses to the claims and allegations remaining in the case. The Company intends to defend against the remaining claims vigorously. Based upon the current status of the lawsuit, the Company is currently unable to estimate any potential adverse impact on the Company from the plaintiff's remaining claims and the Company does not believe the lawsuit will have a material adverse impact on it future continuing results of operations.
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

Employee Stock Purchase Plan
In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, the Company had halted the loan program. The Company had the following shares issued from treasury as of March 31, 2014 and for the six months ended September 30, 2014:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Cumulative through March 31, 2014	152,783	$1.66 - 7.25	128,143	$361,550	$311,550
Quarter Ended June 30, 2014	383	$4.07	—	—	9,600
Quarter Ended September 30, 2014	321	5.35	—	$—	$1,000
Total as of September 30, 2014	153,487	$1.66 - 7.25	128,143	$361,550	$322,150
Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
Share Repurchase Program
In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. In April 2012, the Company’s Board approved another increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company’s outstanding common stock. As of September 30, 2014, the Company had repurchased a total of 3.0 million shares of common stock at a cost of $6.8 million under the program. The Company did not purchase any shares during the six months ended September 30, 2014 and does not intend to repurchase any additional common stock under this program in the near-term.
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
In June 2012, the Compensation Committee of the Board of Directors approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for such employees to earn long-term equity incentive awards. In May 2013, the Compensation Committee of the Board of Directors changed the Company's long-term equity incentive grant policy so that only restricted shares are issued to all employees under the Plans. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is between three to five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. For the three months ended September 30, 2014, an aggregate of 107,750 of restricted shares were granted valued at a price per share between $5.23 and $5.60, which was the closing market price as of each grant date. For the six months ended September 30, 2014, an aggregate of 371,746 of restricted shares were granted valued at a price per share between $4.20 and $7.23, which was the closing market price as of each grant date.
For the three and six months ended September 30, 2013, the Company issued 7,412 and 21,126 shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $2.41 per share to $3.88 per share, the closing market price as of the issuance dates. For the three and six months ended September 30, 2014, the Company issued 7,409 and 14,255 shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at 4.20 per share to 5.23 per share, the closing market price as of the issuance dates.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2014	2013	2014
Cost of product revenue	$17	$12	$37	$24
General and administrative	230	265	451	610
Sales and marketing	57	77	183	142
Research and development	2	4	5	9
Total	$306	$358	$676	$785
As of September 30, 2014, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $1.1 million over a remaining weighted average expected term of 6.0 years.
The following table summarizes information with respect to the Plans:

	Outstanding Awards
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2014	1,291,996	2,716,317	$3.43	6.32
Granted stock options	—	—
Granted shares	(99,975)	—	—
Restricted shares	(287,526)	—	—
Forfeited restricted shares	30,665	—	—
Forfeited stock options	60,100	(60,100)	3.91
Exercised	—	(111,133)	2.35
Balance at September 30, 2014	995,260	2,545,084	$3.46	6.01	$5,718,874
Exercisable at September 30, 2014		1,641,823	$4.03	5.33	$3,087,365
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $5.35 as of September 30, 2014.
A summary of the status of the Company’s outstanding non-vested stock options as of September 30, 2014 was as follows:

Non-vested at March 31, 2014	1,129,377
Granted	—
Vested	(166,016)
Forfeited	(60,100)
Non-vested at September 30, 2014	903,261

During the first half of fiscal 2015, the Company granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2014	539,204
Shares issued	373,246
Shares vested	(107,829)
Shares forfeited	(30,665)
Shares outstanding at September 30, 2014	773,956
Per share price on grant date	$1.80 - 7.23
Compensation expense for the six months ended September 30, 2014	$463,713
As of September 30, 2014, the weighted average grant-date fair value of restricted shares granted was $3.98.
As of September 30, 2014, the amount of deferred stock-based compensation expense related to grants of restricted shares, to be recognized over a remaining period of 3.3 years, was approximately $2.7 million.
The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2014 or during the six months ended September 30, 2014. During the six months ended September 30, 2014, 38,980 warrants were exercised at $2.25.
A summary of outstanding warrants at September 30, 2014 follows:

	Number of Shares	Exercise Price	Expiration
Balance at March 31, 2014	38,980	$2.25	Fiscal 2015
Balance at September 30, 2014	—	$—	N/A
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

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2013	2014	2013	2014
(dollars in thousands)
Segments:
U.S. Markets	$12,009	$7,060	$733	$(9,355)
Engineered Systems	15,486	6,052	1,301	(7,197)
Distribution Services	—	281	—	(98)
Corporate and Other	—	—	(1,826)	(1,683)
	$27,495	$13,393	$208	$(18,333)

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2013	2014	2013	2014
(dollars in thousands)
Segments:
U.S. Markets	$26,602	$15,425	$982	$(10,437)
Engineered Systems	21,745	10,820	1,403	(8,830)
Distribution Services	—	461	—	(166)
Corporate and Other	—	—	(3,006)	(3,253)
	$48,347	$26,706	$(621)	$(22,686)

	Total Assets		Deferred Revenue
	March 31, 2014	September 30, 2014	March 31, 2014	September 30, 2014
(dollars in thousands)
Segments:
U.S. Markets	$36,340	$27,583	$244	$199
Engineered Systems	28,309	23,627	1,686	1,475
Distribution Services	—	555	—	—
Corporate and Other	34,291	23,726	—	—
	$98,940	$75,491	$1,930	$1,674
The Company’s revenue and long-lived assets outside the United States are insignificant.
NOTE K — SUBSEQUENT EVENTS
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.
On November 5, 2014, the Company received a letter from the SEC stating that the SEC's fact-finding inquiry related to the financial reporting of the Company's sales of solar photovoltaic systems and other matters has been completed, that the SEC's staff is not recommending any enforcement action and that the inquiry is now closed.
On November 6, 2014, the Company received a letter from JP Morgan terminating the bank’s obligations to make any further loans to the Company under the revolving credit agreement and the OTA credit agreement due to the Company’s failure to meet certain financial covenants and declaring the outstanding loans due and payable. As of such date, the Company had an outstanding OTA credit agreement loan balance of $467,000 and no amounts outstanding on the Credit Agreement. The Company intends to cooperate with JP Morgan to satisfy the Company's outstanding obligations under the OTA credit agreement with existing cash balances and is pursuing alternative financing sources.

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
During the second quarter of fiscal 2015, we recorded a $12.1 million impairment charge related to our long-term inventory and investment in wireless controls products. As a result of recent changes in the business environment, primarily due to the increased velocity of the market acceptance of light emitting diode, or LED, lighting solutions, the performance improvements of LED components which has led to reduced energy costs, the increasing contribution of our revenue from non-industrial markets where our wireless control products cannot be utilized and a significant decline in wireless controls unit volume sales during the quarter ended September 30, 2014, we reviewed our carrying cost, asset carrying values and intangible assets related to our wireless controls product offering. Additionally, we researched and evaluated opportunities for alternative markets into which to sell these products. As a result of these changing market conditions, the significant recent decline in wireless controls unit sales volume, our inability to find other alternative market uses for the controls products and recognition that further investment to keep the product's software and firmware current was not a prudent investment, we recorded a non-cash impairment charge to our wireless controls inventory of $10.2 million and related non-cash asset impairment expense on development assets of $1.0 million for property and equipment, $0.1 million for intangible assets, and $0.8 million for prepaid licensing costs in other long-term assets. After these non-cash impairment charges, the carrying value of our wireless controls inventory was $0.5 million.
On November 6, 2014, we received a letter from JP Morgan terminating the bank’s obligations to make any further loans to us under the revolving credit agreement and the OTA credit agreement due to our failure to meet certain financial covenants and declaring the outstanding loans due and payable. As of such date, we had an outstanding OTA credit agreement loan balance of $467,000 and no amounts outstanding on the Credit Agreement. We intend to cooperate with JP Morgan to satisfy our outstanding obligations under the OTA credit agreement with existing cash balances and are pursuing alternative financing sources.

Overview
We are a leading provider of energy efficient lighting retrofit products and services. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial high bay, although we do sell and install products into other markets. Virtually all of our sales occur within North America. We operate in thee segments, which we refer to as U.S. Markets, Engineered Systems, and Distribution Services.
Our lighting products consist primarily of light emitting diode, or LED, and high intensity fluorescent, or HIF, lighting fixtures. Our principal customers include national accounts, energy service companies, electrical contractors and electrical distributors. Substantially all of our products are manufactured at our production facility located in Wisconsin.
We previously marketed and implemented renewable energy systems consisting primarily of solar generating photovoltaic, or PV, systems and wind turbines. During fiscal 2013 and fiscal 2014, we experienced a significant reduction in new solar PV orders. We attribute this to reduced cash incentives and declining pricing in the renewable energy credit markets. During fiscal 2014, we deemphasized our efforts to obtain new PV construction contracts and focused on the completion of previously received orders within our solar backlog, which has decreased from $36.1 million at the beginning of our fiscal 2013 to $0.4 million as of September 30, 2014. We expect this trend to continue through fiscal 2015. In response to this solar order decline and our decision not to pursue new PV orders, we redeployed personnel to focus on the opportunities within the LED retrofit market.
We believe the market for lighting products is entering a significant technology shift to LED lighting systems. LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity, reduced energy consumption and flexibility in application. We continue to research and develop LED technologies and expect that, as LED performance continues to increase and product costs decrease, LED lighting technologies will become an increasingly larger component of our future revenue. Based on a May 2013 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. In fiscal 2014, our LED lighting sales totaled $4.8 million or 7.2% of our total lighting revenue, compared to $1.9 million, or 2.8% of our total lighting revenue for fiscal 2013. For the first half of fiscal 2015, LED lighting sales totaled $7.7 million, or 30.4% of our total lighting revenue, compared to $2.1 million, or 6.1% of our total lighting revenue, for the first half of fiscal 2014.
We have sold and installed more than 2,788,566 of our HIF and LED lighting systems in over 11,104 facilities from December 1, 2001 through September 30, 2014. We have sold our products to 167 Fortune 500 companies, many of which have installed our HIF and LED lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2014 included Coca-Cola Enterprises, Inc., Dollar General Corporation, Ford Motor Co., SYSCO Corp., and MillerCoors.
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
During fiscal 2014, we acquired the equity interests of Harris Manufacturing, Inc. and Harris LED, LLC, or collectively, Harris. Harris engineers, designs, sources and manufactures energy efficient lighting systems, including LED and fluorescent lighting solutions, and day-lighting products. The acquisition of Harris expanded our product lines, increased our sales force and provided growth opportunities into markets where we did not have a strong presence, specifically, new construction, retail store fronts, commercial office and government. We currently anticipate approximately $1.0 million in annualized cost synergies from our Harris acquisition related to headcount reductions and facility operating cost decreases. Full annualized synergies were achieved in August 2014, when the Florida manufacturing facility lease expired.
During fiscal 2014, we aggressively focused on cost containment initiatives related to material product costs, service margin expansion and implementing lean manufacturing methodologies to reduce production costs in our manufacturing facility.
During the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015, we experienced a reduction in the amount of new customer orders for our energy efficient HIF lighting systems within our industrial and exterior markets. We attribute this to an increasing awareness within the marketplace of emerging LED product offerings. We believe that customers have deferred purchase decisions as they evaluate the cost and performance of these LED product offerings. It is our expectation that this deferral of purchasing decisions will slow and customer purchases will increase during the back half of our fiscal 2015 as expected improvements in LED component performance and expected decreases in LED product costs will make the product even more economically viable.

In response to the constraints on our customers’ capital spending budgets, we have been promoting the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. The majority of these sales occur on a non-recourse basis. During fiscal 2014 and the first half of fiscal 2015, approximately 94.3% and 100.0%, respectively, of our total completed OTA contracts were financed directly through third party equipment finance companies. In the future, we intend to continue to utilize third party finance companies to fund the majority of our OTA contracts. In future periods, the number of customers who choose to purchase our systems by using our OTA financing program will be dependent upon our relationships with third party equipment finance companies, the extent to which customers' choose to use their own capital budgets and the extent to which customers' choose to enter into finance contracts. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar Power Purchase Agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and have been able to secure several external sources of funding for PPA’s on behalf of our customers.
Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our investments into our US markets sales force and the expansion of our reseller network, our intentions to continue to expand our sales force within all revenue generating business units during fiscal 2015, our cost containment initiatives and opportunities, the increasing volume of unit sales of our new products, specifically our LED lighting fixtures, the completion of our acquisition of Harris and the increased sales market opportunities and cost synergies that Harris provides. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the new market opportunities in commercial office, government and retail that Harris provides, the continued development of our new products and product enhancements, including our new LED product offerings, our cost reduction initiatives, and the opportunity to increase gross margins through the leverage of our under-utilized manufacturing capacity.
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
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the majority of our revenue from sales of HIF and LED lighting systems and related services to commercial and industrial customers. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our installation and recycling service revenues are recognized when services are complete and customer acceptance has been received. Our wholesale channels, which includes our value-added resellers and electrical contractors, accounted for approximately 63% of our total revenue in fiscal 2014, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division. Wholesale revenues accounted for approximately 63% of our total revenue during the first half of fiscal 2015, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 66% for the first half of fiscal 2014.
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
In fiscal 2014, we recognized $4.0 million of revenue from 67 completed OTA contracts. For the three months ended September 30, 2014, we recognized $0.2 million of revenue from 4 completed contracts compared to $0.7 million from 13 completed contracts during the three months ended September 30, 2013. For the six months ended September 30, 2014, we recognized $0.8 million of revenue from 12 completed contracts compared to $2.4 million of revenue from 37 completed contracts for the six months ended September 30, 2013.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2014, we recognized $0.5 million of revenue from completed PPAs. In the first half of fiscal 2015, we recognized $0.3 million of revenue from completed PPAs compared to $0.4 million for the first half of fiscal 2014. As of September 30, 2014, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $1.8 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of September 30, 2014 (in thousands):

Fiscal 2015	$119
Fiscal 2016	247
Fiscal 2017	247
Fiscal 2018	246
Fiscal 2019	246
Beyond	659
Total expected future discounted revenue from PPA's	$1,764
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our solar PV projects and multi-facility roll-out projects. Our top 10 customers accounted for approximately 49% and 35% of our total revenue for the first half of fiscal 2014 and fiscal 2015, respectively. One customer accounted for 33% of our total revenue in the first half of fiscal 2014. One customer accounted for 13% of our total revenue in the first half of fiscal 2015. To the extent that multi-facility roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
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
Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of September 30, 2014, we had a backlog of firm purchase orders of approximately $12.2 million, which included $0.4 million of solar PV orders, compared to $7.4 million as of June 30, 2014, which included $0.4 million of solar PV orders. We currently expect approximately $12.1 million of our September 30, 2014 backlog to be recognized as revenue during the remainder of fiscal 2015 and the remainder in future years. We generally expect this level of firm purchase order backlog related to HIF and LED lighting systems to be recognized as revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months from the time construction of the system begins, although during fiscal 2012, we received a $20.2 million single order for which the solar PV system construction began during our fiscal 2014 first quarter and is expected to be completed by the end of calendar 2014. As a result of the decreased volume of our solar PV orders, the continued lengthening of our customer’s purchasing decisions because of current recessed economic conditions and related factors, the continued shortening of our installation cycles and the declining number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, drivers, power supplies, lamps and LED chips and components; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; (vii) shipping and handling; and (viii) materials for sales of solar PV systems through our engineered systems division, including solar panels, inverters and wiring. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate through the recycling of old scrap fixtures through our facility which contain similar content of aluminum when compared to new fixtures. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier. We buy most of our LED chips from a single supplier, although we believe we could obtain sufficient quantities of these raw materials on a price and quality competitive basis from other suppliers if necessary. We use multiple suppliers for our electronic component purchases, including ballasts, drivers and lamps. We purchase our solar panels from multiple suppliers for sales of our solar generating systems. For the first half of fiscal 2014 and fiscal 2015, no supplier accounted for more than 10% of total cost of revenue. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgment that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2014, we aggressively focused on cost containment initiatives related to material product costs, service margin expansion and the implementation of lean manufacturing methodologies to reduce production costs in our manufacturing facility. Additionally, we consolidated Harris' Florida manufacturing operations into our Wisconsin facility. During fiscal 2015, we expect to continue to generate efficiencies and cost decreases from the lean manufacturing initiatives begun during fiscal 2014 and are focused on reducing component product costs through strategic sourcing.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) our sales mix of HIF and LED lighting and our sales mix of newly introduced LED lighting products; (iv) our realization rate on our billable services; (v) our project pricing; (vi) our level of warranty claims; (vii) our level of efficiencies from our subcontracted installation service providers; and (viii) our level of solar PV sales which have greater margin volatility due to recent decreases in product costs versus our traditional energy management systems.
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) acquisition related expenses; (iii) sales and marketing expenses; and (iv) research and development expenses. Personnel related costs are our largest operating expense. In fiscal 2014, we increased headcount in our sales areas for our US markets division. During fiscal 2014, we sold our leased corporate jet and consolidated our Plymouth location into our Manitowoc headquarters. During the first quarter of fiscal 2015, we sold our facility in Plymouth. In fiscal 2015, we expect to continue to increase sales headcount within all of our revenue generating divisions. Additionally, during the first half of fiscal 2015, we invested in a branding campaign to better position us as an LED company to our direct customers and our resellers. We expect our branding campaign to result in generating additional sales pipelines, increase the number of our resellers and increase our market share in newer markets, like schools and commercial office space. We believe this branding investment is vital in strengthening our position as an LED lighting solutions provider and improving our ability to compete against existing LED lighting companies. We intend to continue to invest in research and product development for new LED lighting products.
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
We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $0.7 million and $0.8 million of compensation expense for the first half of fiscal 2014 and fiscal 2015, respectively. As a result of prior option and restricted stock grants, we expect to recognize an additional $3.8 million of stock-based compensation over a weighted average period of approximately four years, including $0.8 million in the last half of fiscal 2015. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Income Taxes. As of September 30, 2014, we had net operating loss carryforwards of approximately $30.6 million for federal tax purposes and $25.5 million for state tax purposes. Included in these loss carryforwards were $3.9 million for federal and $4.7 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.5 million and state credit carryforwards of approximately $0.5 million. A valuation allowance has been set up to reserve for our net operating losses and our tax credits. It is possible that we may not be able to utilize the full benefit of our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2022 and 2035. Our valuation allowance for deferred tax assets is based upon our cumulative three year operating losses.
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
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended September 30,					Six Months Ended September 30,
	2013		2014			2013		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$21,181	77.0%	$12,645	94.4%	(40.3)%	$38,704	80.1%	$24,888	93.2%	(35.7)%
Service revenue	6,314	23.0%	748	5.6%	(88.2)%	9,643	19.9%	1,818	6.8%	(81.1)%
Total revenue	27,495	100.0%	13,393	100.0%	(51.3)%	48,347	100.0%	26,706	100.0%	(44.8)%
Cost of product revenue	15,638	56.9%	23,364	174.4%	49.4%	28,522	59.0%	33,219	124.4%	16.5%
Cost of service revenue	4,028	14.6%	584	4.4%	(85.5)%	6,273	13.0%	1,430	5.3%	(77.2)%
Total cost of revenue	19,666	71.5%	23,948	178.8%	21.8%	34,795	72.0%	34,649	129.7%	(0.4)%
Gross profit (loss)	7,829	28.5%	(10,555)	(78.8)%	(234.8)%	13,552	28.0%	(7,943)	(29.7)%	(158.6)%
General and administrative expenses	3,173	11.5%	3,842	28.7%	21.1%	5,857	12.1%	7,490	28.0%	27.9%
Acquisition and integration related expenses	356	1.3%	—	—%	(100.0)%	431	0.9%	22	0.1%	(94.9)%
Sales and marketing expenses	3,644	13.3%	3,367	25.1%	(7.6)%	6,947	14.4%	6,246	23.4%	(10.1)%
Research and development expenses	448	1.6%	569	4.3%	27.0%	938	1.9%	985	3.7%	5.0%
Income (loss) from operations	208	0.8%	(18,333)	(136.9)%	(8,913.9)%	(621)	(1.3)%	(22,686)	(84.9)%	3,553.1%
Interest expense	(142)	(0.5)%	(83)	(0.6)%	(41.5)%	(255)	(0.5)%	(173)	(0.6)%	(32.2)%
Interest income	153	0.5%	83	0.6%	(45.8)%	327	0.7%	177	0.6%	(45.9)%
Income (loss) before income tax	219	0.8%	(18,333)	(136.9)%	(8,471.2)%	(549)	(1.1)%	(22,682)	(84.9)%	4,031.5%
Income tax (benefit) expense	(2,184)	(7.9)%	13	0.1%	(100.6)%	(2,171)	(4.5)%	23	0.1%	(101.1)%
Net income (loss)	$2,403	8.7%	$(18,346)	(137.0)%	(863.5)%	$1,622	3.4%	$(22,705)	(85.0)%	(1,499.8)%
Revenue. Product revenue decreased from $21.2 million for the fiscal 2014 second quarter to $12.6 million for the fiscal 2015 second quarter, a decrease of $8.6 million, or 40%. The decrease in product revenue was a result of the expected $4.9 million decrease in sales of solar PV systems and delayed customer purchase decisions as a result of the continuing emergence of LED lighting solutions. We believe that these delays reduced product revenue of our HIF products by $8.9 million during the quarter. As previously disclosed, we began to experience this customer delay during our fourth quarter of fiscal 2014. Within our industrial customer base, LED product costs have been declining while performance, and the related energy reduction, is improving. However, while customer return on investment, or ROI, realization using LED technology is improving, these products have still not yet currently met existing customer payback expectations of two years. As a result, we believe that customers have been delaying their lighting system retrofit project decisions as they continue to monitor and evaluate lighting technology alternatives. We believe that the ROI of LED lighting products will continue to improve and, thus, will result in increased customer purchase decisions during the second half of fiscal 2015. Product sales of our LED fixtures increased from $1.0 million for the fiscal 2014 second quarter to $5.2 million for the fiscal 2015 second quarter, an increase of $4.2 million, or 420%. Service revenue decreased from $6.3 million for the fiscal 2014 second quarter to $0.7 million for the fiscal 2015 second quarter, a decrease of $5.6 million, or 88%. The decrease in service revenue was a result of fewer solar projects under construction and lower national account, or enterprise account, lighting sales versus the prior year. As expected, our revenue from renewable energy systems was only $0.2 million for the fiscal 2015 second quarter compared to $9.1 million for the fiscal 2014 second quarter. The decrease in revenue from renewable energy systems was due to fewer solar projects under construction as compared to a single large solar project under construction during fiscal 2014. We expect this trend of decreasing solar PV system revenue to continue through the remainder of fiscal 2015 as a result of our deemphasis on new solar PV projects. Total revenue decreased from $48.3 million for the fiscal 2014 first half to $26.7 million for the fiscal 2015 first half, a decrease of $21.6 million, or 45%. As expected, our revenue from renewable energy systems declined from $14.0 million for the fiscal 2014 first half to $1.3 million for the fiscal 2014 first half, a decrease of $12.7 million, or 91%. For the fiscal 2015 first half, product revenue decreased by $8.9 million due to the aforementioned delays in customer purchase decisions.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $15.6 million for the fiscal 2014 second quarter to $23.4 million for the fiscal 2015 second quarter, an increase of $7.8 million, or 49%. During the fiscal 2015 second quarter, we recorded a non-cash impairment charge of $12.1 million related to an assessment of the carrying cost of our long-term wireless control inventory and related development and intangible costs. The wireless controls inventory was deemed to be impaired based upon current market conditions, including a significant decline during the quarter in wireless controls unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. Our cost of service revenue decreased from $4.0 million for the fiscal 2014 second quarter to $0.6 million for the fiscal 2015 second quarter, a decrease of $3.4 million, or 86%. Total gross margin was (78.8)% for the fiscal 2015 second quarter compared to 28.5% for the fiscal 2014 second quarter. Our gross margin on solar PV revenue was 31.1% during the fiscal 2015 second quarter compared to 21.2% during the fiscal 2014 second quarter. Gross margin from sales of our integrated lighting systems for the fiscal 2015 second quarter was 11.5% compared to 28.5% for the fiscal 2015 second quarter. The decrease in our lighting gross margin percentage was primarily due to the decrease in sales volumes of manufactured lighting products and the related under absorption of the fixed expenses associated with our underutilized manufacturing facility. Additionally, our gross margin from sales of our LED lighting products was negatively impacted by $0.3 million due to production costs related to inefficiency and overtime as our LED product volumes increased. Total cost of product revenue increased from $28.5 million for the fiscal 2014 first half to $33.2 million for the fiscal 2015 first half, an increase of $4.7 million, or 16%. The increase in cost of product revenue was due to the aforementioned impairment charges to our wireless controls inventory and development assets. Total gross margin before the impairment charge decreased from 28.0% for the fiscal 2014 first half to 15.7% for the fiscal 2015 first half. Our gross margin on renewable revenues was 21.5% during the fiscal 2014 first half compared to 21.4% during the fiscal 2015 first half. Gross margin from our HIF and LED lighting systems revenue for the fiscal 2014 first half was 30.7% compared to 15.4% during the fiscal 2015 first half. We expect that our gross margins from sales of lighting products will improve during the back half of fiscal 2015 as we begin to recognize the benefits of higher purchase volumes of LED components and as we recognize efficiencies in our production processes as our sales volumes of manufactured lighting products increases and our manufacturing facility can achieve further economies of scale.
General and Administrative. Our general and administrative expenses increased from $3.2 million for the fiscal 2014 second quarter to $3.8 million for the fiscal 2015 second quarter, an increase of $0.6 million, or 21%. The increase was due to an increase in depreciation and intangible amortization expenses of $0.2 million, increased legal expenses of $0.2 million, increased compensation and benefit expenses of $0.2 million, and increased consulting expenses of $0.1 million related to initiatives for recruiting and talent development, strategic sourcing and the creation of financial systems tools. These increases were partially offset by decreased audit expenses of $0.1 million during the quarter. Our general and administrative expenses increased from $5.9 million for the fiscal 2014 first half to $7.5 million for the fiscal 2015 first half, an increase of $1.6 million, or 28%. The increase for the first half was due to incremental operating expenses of $0.1 million from the acquisition of Harris during fiscal 2014, an increase in depreciation and intangible amortization expenses of $0.5 million, increased compensation and benefit expenses of $0.6 million, increased stock compensation expense of $0.2 million, and increased consulting expenses of $0.2 million related to initiatives for recruiting and talent development, strategic sourcing and the creation of financial systems tools.
Acquisition and Integration Related. Our acquisition and integration related expenses were $0.4 million for the fiscal 2014 second quarter and the fiscal 2014 first half related to the Harris acquisition. We incurred no acquisition and integration related expenses for the fiscal 2015 second quarter and $22,000 of acquisition and integration expenses in the first half of fiscal 2015.
Sales and Marketing. Our sales and marketing expenses decreased from $3.6 million for the fiscal 2014 second quarter to $3.4 million for the fiscal 2015 second quarter, a decrease of $0.2 million, or 8%. The decrease was due to reduced commission expense of $0.1 million due to the decline in revenue, reduced depreciation of $0.1 million as certain of our sales information systems reached the end of their depreciable lives, and reduced travel expenses of $0.2 million due to the sale of our corporate jet. These decreases were partially offset by increased spending of $0.2 million for advertising, brand development and product promotions to increase our LED revenue opportunities. We have recently been increasing, and intend to continue to increase, our in-market direct sales force during fiscal 2015. Additionally, we have been investing and intend to continue to invest, in a re-branding initiative during fiscal 2015 to educate our customers about our LED product offerings. Our sales and marketing expenses decreased from $6.9 million for the fiscal 2014 first half to $6.2 million for the fiscal 2015 first half, a decrease of $0.7 million, or 10%. The decrease was due to reduced commission expense of $0.3 million due to the decline in revenue, reduced depreciation of $0.3 million as certain of our sales information systems reached the end of their depreciable lives, and reduced travel expenses of $0.4 million due to the sale of our corporate jet. These decreases were partially offset by increased spending of $0.2 million for advertising, brand development and product promotions to increase LED revenue opportunities and incremental expenses resulting from the acquisition of Harris during fiscal 2014.
Total sales and marketing headcount was 87 and 90 at September 30, 2013 and 2014, respectively.
Research and Development. Our research and development expenses, or R&D, increased from $0.4 million for the fiscal 2014 second quarter to $0.6 million for the fiscal 2015 second quarter, an increase of $0.2 million, or 27%. Our R&D expenses increased from $0.9 million for the fiscal 2014 first half to $1.0 million for the fiscal 2015 first half, an increase of $0.1 million, or 5%. Our R&D expenses increased during the second quarter and first half due to spending for samples, testing and certification of our new LED products. We expect our R&D expenses to continue to increase during the remainder of fiscal 2015 due to initiatives to expand our LED fixture product lines.
Interest Expense. Our interest expense decreased from $142,000 for the fiscal 2014 second quarter to $83,000 for the fiscal 2015 second quarter, a decrease of $59,000, or 42%. Our interest expense decreased from $255,000 for the fiscal 2014 first half to $173,000 for the fiscal 2015 first half, a decrease of $82,000, or 32%. The decrease in interest expense was due to the reduction in financed contract debt for our Orion Throughput Agreements, or OTAs, and our Harris acquisition debt compared to the prior year second quarter.
Interest Income. Our interest income decreased from $153,000 for the fiscal 2014 second quarter to $83,000 for the fiscal 2015 second quarter, a decrease of $70,000, or 46%. Our interest income decreased from $327,000 for the fiscal 2014 first half to $177,000 for the fiscal 2015 first half, a decrease of $150,000, or 46%. Our interest income decreased as we increased the utilization of third party finance providers for a majority of our financed projects. In the future, we expect our interest income to continue to decrease as we continue to utilize third party finance providers for our OTA projects.
Income Taxes. Our income tax expense increased from income tax benefit of $2,184,000 for the fiscal 2014 second quarter to an income tax benefit of $13,000 for the fiscal 2015 second quarter, a decrease of $2,197,000, or 101%. Our income tax expense increased from a benefit of $2.2 million for the fiscal 2014 first half to income tax expense of $23,000 for the fiscal 2015 first half, an increase of $2.2 million, or 100%. During our fiscal 2014 second quarter and first half, we reversed $2.2 million of our valuation reserve to offset deferred tax liabilities created by the acquisition of Harris. Our effective income tax rate for the 2015 second quarter was 0.1%, compared to 395.5% for the 2014 second quarter. The change in effective rate was due primarily to the changes in the valuation reserve and expected minimum state tax liabilities.
U.S. Markets Segment
The following table summarizes our U.S. Markets segment operating results:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2013	2014	2013	2014
Revenues	$12,009	$7,060	$26,602	$15,425
Operating income (loss)	$733	$(9,355)	$982	$(10,437)
Operating margin	6.1%	(132.5)%	3.7%	(67.7)%
U.S. Markets segment revenue decreased $4.9 million, or 41%, from $12.0 million for the fiscal 2014 second quarter to $7.1 million for the fiscal 2015 second quarter. U.S. Markets segment revenue decreased $11.2 million, or 42%, from $26.6 million for the fiscal 2014 first half to $15.4 million for the fiscal 2015 first half. The decrease in revenue for the fiscal 2015 second quarter and the fiscal 2015 first half was primarily due to the delay in customer purchasing decisions resulting from the continuing emergence of LED lighting solutions. We believe customers have been delaying decisions as they continue to monitor and evaluate lighting technology alternatives.
U.S. Markets segment operating income decreased $10.1 million, or 1,376%, from operating income of $0.7 million for the fiscal 2014 second quarter to an operating loss of $9.4 million for the fiscal 2015 second quarter. U.S. Markets segment operating income decreased $11.4 million from operating income of $1.0 million for the fiscal 2014 first half to an operating loss of $10.4 million for the fiscal 2015 first half. The decrease in operating income for the fiscal 2015 second quarter and the fiscal 2015 first half was due to $7.5 million of expense related to the proportional long-term inventory controls impairment charge incurred during the fiscal 2015 second quarter and the the decline in revenue and the reduction in contribution margin dollars.
Engineered Systems Segment
The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(dollars in thousands)	2013	2014	2013	2014
Revenues	$15,486	$6,052	$21,745	$10,820
Operating income (loss)	$1,301	$(7,197)	$1,403	$(8,830)
Operating margin	8.4%	(118.9)%	6.5%	(81.6)%
Engineered Systems segment revenue decreased $9.4 million, or 61%, from $15.5 million for the fiscal 2014 second quarter to $6.1 million for the fiscal 2015 second quarter. Engineered Systems segment revenue decreased $10.9 million, or 50%, from $21.7 million for the fiscal 2014 first half to $10.8 million for the fiscal 2015 first half. The decrease in revenue was due to a decrease in the number and size of solar projects under construction which resulted in a revenue decrease of $8.9 million for the fiscal 2015 second quarter and a revenue decrease of $12.7 million for the fiscal 2015 first half.
Engineered Systems segment operating income decreased $8.5 million, or 653%, from operating income of $1.3 million for the fiscal 2014 second quarter to an operating loss of $7.2 million for the fiscal 2015 second quarter. Engineered Systems segment operating income decreased $10.2 million from operating income of $1.4 million for the fiscal 2014 first half to an operating loss of $8.8 million for the fiscal 2015 first half. The decrease in operating income was due was due to $4.6 million of expense related to the proportional long-term inventory controls impairment charge incurred during the fiscal 2015 second quarter and to the decline in revenue and the reduction in contribution margin dollars and a $0.3 million increase in amortization expense related to intangible assets as a result of the Harris acquisition in July 2013.
Distribution Services Segment
The following table summarizes our Distribution Services segment operating results:

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(dollars in thousands)	2013	2014	2013	2014
Revenues	—	281	—	461
Operating loss	—	(98)	—	(166)
Operating margin	—%	(34.9)%	—%	—
Distribution Services segment revenue increased from $0 for the fiscal 2014 second quarter to $0.3 million for the fiscal 2015 second quarter. Distribution Services segment revenue increased from $0 for the fiscal 2014 first half to $0.5 million for the fiscal 2015 first half. The increase in revenue for the fiscal 2015 second quarter and the fiscal 2015 first half was due to the organizational changes that occurred at the beginning of fiscal 2015 and the new distribution markets that distribution services is selling into.
Distribution Services operating loss increased from $0 for the fiscal 2014 second quarter to an operating loss of $0.1 million for the fiscal 2015 second quarter. Distribution Services operating loss increased from $0 for the fiscal 2014 first half to an operating loss of $0.2 million for the fiscal 2015 first half. The operating loss was due to the impact of low factory utilization levels on gross margin and the investment in selling costs to get the business unit operational.
Liquidity and Capital Resources
Overview
We had approximately $11.1 million in cash and cash equivalents and $0.5 million in short-term investments as of September 30, 2014, compared to $17.6 million and $0.5 million at March 31, 2014. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $0.5 million with an expiration date of December 2014 and a yield of 0.50%. In July 2013, we completed the acquisition of Harris. The purchase price was paid through a combination of $5.0 million in cash, $3.1 million in a three-year unsecured subordinated note bearing interest at the rate of 4% per annum, and the issuance of 856,997 unregistered shares of common stock, representing a fair value on the date of issuance of $2.1 million. We also agreed to issue up to $1.0 million of our unregistered common stock if Harris met certain financial targets through December 31, 2014. In October 2013, we amended the earn-out provisions of the Harris purchase agreement to fix the future consideration for the earn-out at $1.4 million and eliminated the requirement that certain financial targets must be achieved, although the employee retention provisions still apply to the Harris shareholders who became our employees. In January 2014, we issued an aggregate of 83,943 shares of our common stock, representing a fair value on the date of issuance of $0.6 million. Additionally, we will pay $0.8 million in cash on January 1, 2015 as final payment for the acquisition of Harris.

In May 2014, we sold our building and equipment located in Plymouth, Wisconsin as we consolidated our Wisconsin operations into our corporate headquarters located in Manitowoc, Wisconsin. The sale resulted in net proceeds, after commissions and expenses, of approximately $1.0 million.
On November 6, 2014, we received a letter from JP Morgan Chase Bank terminating the bank’s obligations to make further loans to us under our existing revolving credit agreement and our OTA credit agreement due to our failure to meet certain financial covenants and stating the outstanding loans are due and payable. As of such date, we had an outstanding OTA credit agreement loan balance of $467,000 and no amounts outstanding on the revolving credit agreement. We intend to cooperate with JP Morgan Chase Bank to satisfy our outstanding obligations under the OTA credit agreement with existing cash balances. Our future liquidity needs are dependent upon many factors, including our revenue, gross margins, cash management practices, capital expenditures and cost containment measures. However, in order to ensure that we have sufficient liquidity to meet our anticipated cash needs for the next 12 months, we are pursuing new credit and debt facilities that will provide us with additional access to liquidity sources. There can be no assurance that we will be able to obtain such financing, or obtain it on favorable terms. Any such failure could materially adversely affect our results of operations and financial condition.

Any future potential acquisitions would likely be funded by seller financing and/or the issuance of additional equity or debt securities.
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
Cash Flows
The following table summarizes our cash flows for the six months ended September 30, 2013 and 2014 (in thousands):

	Six Months Ended September 30,
	2013	2014
Operating activities	$9,550	$(5,087)
Investing activities	(5,192)	(53)
Financing activities	(1,171)	(1,298)
Increase (decrease) in cash and cash equivalents	$3,187	$(6,438)
Cash Flows Related to Operating Activities. Cash used in operating activities for the first half of fiscal 2015 was $5.1 million and consisted of net cash provided by changes in operating assets and liabilities of $2.3 million and a net loss adjusted for non-cash expense items of $7.4 million. Cash provided by changes in operating assets and liabilities consisted of a decrease in accounts receivable of $0.9 million due to collections of customer payments, a decrease in inventories of $0.2 million due to the impairment of wireless control inventory, a decrease in prepaid and other assets of $2.0 million for unbilled revenue related to solar projects where construction progress is billed to the customer at the beginning of the month following the month in which the work was performed, ordinary amortization of prepaid expenses and impairment of prepaid licensing costs related to our wireless control inventory, and an increase in accounts payable of $0.5 million due to vendor terms on inventory purchases. Cash used from changes in operating assets and liabilities included an increase of $0.4 million in deferred costs due to product shipments on financed contracts where project completion has not yet occurred, a decrease in accrued expenses of $0.7 million due to reduced project installation expenses incurred during the quarter, and a decrease in deferred revenue of $0.3 million due to the timing of project billing for solar projects under construction.
Cash provided from operating activities for the first half of fiscal 2014 was $9.6 million and consisted of net cash provided by changes in operating assets and liabilities of $6.6 million and a net income adjusted for non-cash expense items of $3.0 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $3.3 million in inventory on decreased purchases of lighting components, predominantly fluorescent ballasts and LED components, an decrease of $4.8 million in accounts receivable due to higher cash collections and an increase in accounts payable of $2.6 million due to the timing of vendor payments for solar project materials and construction installation costs. Cash used from changes in operating assets and liabilities included a $1.8 million decrease in accrued expenses related to the payment of accrued settlement expenses and other timing differences for legal and construction installation costs, a $2.0 million decrease in deferred revenue related to an increase in completed projects due to the timing of project billing for a large solar project under construction, a $0.3 million decrease in deferred solar project costs as projects move through the construction completion stage.
Cash Flows Related to Investing Activities. For the first half of fiscal 2015, cash used in investing activities was $0.1 million, which included $1.0 million of proceeds from the sale of our facility in Plymouth, Wisconsin, offset by $1.0 million for capital improvements related to new product tooling, information technology systems and infrastructure investments to improve response time to customers and generate business efficiencies, and $61,000 for investment in patents.
For the first half of fiscal 2014, cash used in investing activities was $5.2 million. This included $5.0 million related to the acquisition of Harris and $0.2 million for capital improvements related to product development tooling and information technology systems.
Cash Flows Related to Financing Activities. For the first half of fiscal 2015, cash flows used in financing activities were $1.3 million which included $1.6 million used for repayment of long-term debt and $0.1 million for financing costs partially offset by $0.4 million received from stock option exercises and stock note repayments.
For the first half of fiscal 2014, cash flows used in financing activities were $1.2 million. This included $1.5 million for repayment of long-term debt. Cash flows provided by financing activities included $0.3 million received from stock option exercises and for stock note repayments.
Working Capital
Our net working capital as of September 30, 2014 was $25.2 million, consisting of $41.3 million in current assets and $16.1 million in current liabilities. Our net working capital as of March 31, 2014 was $33.1 million, consisting of $50.3 million in current assets and $17.2 million in current liabilities. Our current accounts receivables decreased from our fiscal 2014 year-end by $0.3 million due to increased collections. Our current inventories increase from our fiscal 2014 year-end by $0.3 million due to increases in LED component inventories. Our deferred contract costs increased from our fiscal 2014 year-end by $0.4 million due to product shipments on financed contracts where project completion has not yet occurred. Our prepaid expenses and other assets decreased from our fiscal 2014 year-end by $3.0 million due to the sale of our Plymouth building resulting in a $1.0 decrease and a $2.0 million decrease in unbilled revenue related to the timing of billing on solar projects. Our accounts payable increased from our fiscal 2014 year end by $0.5 million due to increased inventory purchases and the timing of vendor payments. Our accrued expenses decreased from our fiscal 2014 year-end by $0.9 million due to decreases in accrued project installation costs. Deferred revenue decreased from our fiscal 2014 year end by $0.2 million due to the timing of project billing on solar projects.
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
Indebtedness
Revolving Credit Agreement
We had a credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan) that was recently terminated as described above. The Credit Agreement provided for a revolving credit facility (Credit Facility) that matured on August 31, 2015. Borrowings under the Credit Facility were limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility is greater than $5.0 million. We also could have caused JP Morgan to issue letters of credit for our account in the aggregate principal amount of up to $2.0 million, with the dollar amount of each issued letter of credit counting against the overall limit on borrowings under the Credit Facility. As of September 30, 2014, we had no outstanding letters of credit issued.
The Credit Agreement, as amended, required us to maintain (i) average unencumbered liquidity not less than $20.0 million during any period of three consecutive business days; (ii) a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, of (A) ($3.5) million as of September 30, 2014 for the six month period ending on such date, (B) $500 thousand as of December 31, 2014 for the nine month period ending on such date, and (C) $3.0 million as of March 31, 2015 for the twelve month period ending on such date. The Credit Agreement also contained certain restrictions on our ability to make capital or lease expenditures over prescribed limits, incur additional indebtedness, consolidate or merge, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock or pledge assets. We had no outstanding borrowings under the Credit Facility as of September 30, 2014. We were not in compliance with our line of credit covenant requirement related to our EBITDA requirement as of September 30, 2014.
The Credit Agreement was secured by a first priority security interest in our accounts receivable, inventory and general intangibles, and a second priority security interest in our equipment and fixtures. All OTAs, PPAs, leases, supply agreements and/or similar agreements relating to solar PV and wind turbine systems or facilities, as well as all accounts receivable and our assets related to the foregoing, were excluded from these liens.
Borrowings under the Credit Agreement would have been subject to interest based on LIBOR plus an applicable margin (the Applicable Margin), which ranges from 2.0% to 3.0% per annum based on our debt service coverage ratio from time to time. We were required to pay a fee ranging between 0.25% and 0.50% per annum on the average daily unused amount of the Credit Facility (with the amount of such fee based on our debt service coverage ratio from time to time) and a fee in the amount of the Applicable Margin on the daily average face amount of undrawn issued letters of credit. The fee on unused amounts was waived if we or our affiliates maintain funds on deposit with JP Morgan or its affiliates above a specified amount. The deposit threshold requirement was met as of September 30, 2014.

OTA Credit Agreement
We had a credit agreement with JP Morgan that provided us with $5.0 million that was immediately available to fund completed customer contracts under our OTA finance program. As described above, this credit agreement was recently terminated. We had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowing. As of September 30, 2014, we had $0.5 million outstanding under the credit agreement. The loan amount was collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 30 individual OTA customer contracts. The loan amount under the credit agreement was subject to bear interest at LIBOR plus 4% and matured in December 2016. In August 2014, we completed an amendment to the credit agreement making certain changes to the financial covenants requiring us to maintain (i) average daily unencumbered liquidity of at least $20.0 million during each period of three consecutive business days, and (ii) a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, of (A) ($3.5) million as of September 30, 2014 for the six month period ending on such date, (B) $500 thousand as of December 31, 2014 for the nine month period ending on such date, and (C) $3.0 million as of March 31 2015 for the twelve month period ending on such date. We were not in compliance with our line of credit covenant requirement related to our EBITDA requirement as of September 30, 2014.
Capital Spending
Capital expenditures totaled $1.0 million during the first half of fiscal 2015 due to investments in new product tooling, information system technologies and infrastructure investments to improve our response time to customers and generate business efficiencies. We expect to incur approximately $0.5 to $0.7 million in capital expenditures during the remainder of fiscal 2015. Our capital spending plans predominantly consist of investments related to new product development tooling, our manufacturing operations to improve efficiencies and reduce costs, investments in information technology systems, and improvements in telecommunication systems to enhance communications to customers. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of September 30, 2014 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$5,016	$2,925	$1,598	$119	$374
Cash interest payments on debt	455	175	109	64	107
Operating lease obligations	659	295	336	28	—
Purchase order and cap-ex commitments(1)	4,899	4,899	—	—	—
Total	$11,029	$8,294	$2,043	$211	$481
___________

(1)	Reflects non-cancellable purchase order commitments in the amount of $4.9 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2014. For the six months ended, September 30, 2014, there were no material changes in our accounting policies.
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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2014 pursuant to Rule 13a-15(b) of the Exchange Act of 1934 (the “Exchange Act”). Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings. As of the date hereof, we are unable to currently assess whether the final resolution of any such claims or legal proceedings may have a material adverse effect on us.
In August 2012, we received a subpoena issued by the SEC requesting certain documents and information generally related to the financial reporting of our sales of solar photovoltaic systems, among other matters. On November 5, 2014, we received a letter from the SEC stating that the SEC's fact-finding inquiry related to the financial reporting of our sales of solar photovoltaic systems and other matters has been completed, that the SEC's staff is not recommending any enforcement action and that the inquiry is now closed.
On March 27, 2014, we were named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, our former chief executive officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleges, among other things, that we breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint seeks, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted our motion to dismiss six of the plaintiff's claims. We believe that the remaining claims are meritless and that we have substantial legal and factual defenses to the claims and allegations remaining in the case. We intend to defend against the remaining claims vigorously.
There have been no other material changes to the legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which we filed with the Securities and Exchange Commission on June 13, 2014.

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
On November 6, 2014, we received a letter from JP Morgan Chase Bank terminating the bank’s obligations to make any further loans to us under our existing revolving credit agreement and our OTA credit agreement due to our failure to meet certain financial covenants and stating the outstanding loans are due and payable. As of such date, we had an outstanding OTA credit agreement loan balance of $467,000 and no amounts outstanding on the revolving credit agreement. We intend to cooperate with JP Morgan Chase Bank to satisfy our outstanding obligations under the OTA credit agreement with existing cash balances. We are pursuing alternative financing sources.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2014.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended September 30, 2014

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