Form 10-Q
period 2014-12-31
ORION ENERGY SYSTEMS, INC.
filed 2015-02-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
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

There were 21,943,550 shares of the Registrant’s common stock outstanding on February 4, 2015.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended December 31, 2014

		Page(s)
PART I FINANCIAL INFORMATION		3
ITEM 1.	Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2014		3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2013 and 2014		4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2013 and 2014		5
Notes to the Condensed Consolidated Financial Statements		6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	42
ITEM 4.	Controls and Procedures	42
PART II OTHER INFORMATION		43
ITEM 1.	Legal Proceedings	43
ITEM 1A.	Risk Factors	43
ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	45
SIGNATURES		46
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2014	December 31, 2014
Assets
Cash and cash equivalents	$17,568	$4,755
Short-term investments	470	472
Accounts receivable, net of allowances of $384 and $428 at March 31, 2014 and December 31, 2014, respectively	15,098	17,977
Inventories, net	11,790	15,040
Deferred contract costs	742	821
Prepaid expenses and other current assets	4,673	7,211
Total current assets	50,341	46,276
Property and equipment, net	23,135	21,548
Long-term inventory	10,607	—
Goodwill	4,409	4,409
Other intangible assets, net	7,551	6,486
Long-term accounts receivable	1,966	709
Other long-term assets	931	156
Total assets	$98,940	$79,584
Liabilities and Shareholders’ Equity
Accounts payable	$8,530	$16,618
Accrued expenses and other	4,597	5,071
Deferred revenue, current	614	369
Current maturities of long-term debt	3,450	2,677
Total current liabilities	17,191	24,735
Long-term debt, less current maturities	3,151	1,679
Deferred revenue, long-term	1,316	1,251
Other long-term liabilities	270	522
Total liabilities	21,928	28,187
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2014 and December 31, 2014; shares issued: 31,001,683 and 31,338,505 at March 31, 2014 and December 31, 2014; shares outstanding: 21,588,326 and 21,925,676 at March 31, 2014 and December 31, 2014	—	—
Additional paid-in capital	130,766	132,506
Treasury stock: 9,413,357 and 9,412,829 common shares at March 31, 2014 and December 31, 2014	(35,813)	(35,811)
Shareholder notes receivable	(50)	(39)
Retained deficit	(17,891)	(45,259)
Total shareholders’ equity	77,012	51,397
Total liabilities and shareholders’ equity	$98,940	$79,584
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2014	2013	2014
Product revenue	$22,380	$23,646	$61,084	$48,534
Service revenue	5,312	2,492	14,955	4,309
Total revenue	27,692	26,138	76,039	52,843
Cost of product revenue	15,742	20,293	44,264	53,512
Cost of service revenue	3,800	2,021	10,073	3,451
Total cost of revenue	19,542	22,314	54,337	56,963
Gross profit (loss)	8,150	3,824	21,702	(4,120)
Operating expenses:
General and administrative	3,277	3,814	9,134	11,304
Acquisition and integration related	88	2	519	24
Sales and marketing	3,397	3,771	10,344	10,016
Research and development	478	889	1,416	1,874
Total operating expenses	7,240	8,476	21,413	23,218
Income (loss) from operations	910	(4,652)	289	(27,338)
Other income (expense):
Interest expense	(123)	(62)	(378)	(235)
Interest income	132	69	459	246
Total other income	9	7	81	11
Income (loss) before income tax	919	(4,645)	370	(27,327)
Income tax (benefit) expense	(99)	18	(2,270)	41
Net income (loss)	$1,018	$(4,663)	$2,640	$(27,368)
Basic net income (loss) per share attributable to common shareholders	$0.05	$(0.21)	$0.13	$(1.26)
Weighted-average common shares outstanding	21,219,946	21,882,741	20,830,247	21,791,184
Diluted net income (loss) per share	$0.05	$(0.21)	$0.12	$(1.26)
Weighted-average common shares and share equivalents outstanding	22,328,766	21,882,741	21,562,526	21,791,184
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2013	2014
Operating activities
Net income (loss)	$2,640	$(27,368)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,987	2,154
Amortization of long-term assets	355	1,106
Stock-based compensation expense	973	1,250
Accretion of fair value of deferred and contingent purchase price consideration related to acquisition	11	—
Deferred income tax benefit	(2,335)	—
Impairment on assets	—	12,130
Loss (gain) on sale of property and equipment	112	(4)
Provision for inventory reserves	1,191	224
Provision for bad debts	87	236
Other	101	108
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, current and long-term	2,384	(1,856)
Inventories, current and long-term	4,102	(2,975)
Deferred contract costs	1,449	(80)
Prepaid expenses and other assets	(2,225)	(3,645)
Accounts payable	1,905	8,090
Accrued expenses	(1,202)	721
Deferred revenue	(1,686)	(308)
Net cash provided by (used in) operating activities	10,849	(10,217)
Investing activities
Cash paid for acquisition, net of cash acquired	(4,992)	—
Purchase of property and equipment	(357)	(1,647)
Purchase of short-term investments	(4)	(2)
Additions to patents and licenses	(23)	(61)
Proceeds from sales of property, plant and equipment	68	1,040
Net cash used in investing activities	(5,308)	(670)
Financing activities
Payment of long-term debt	(2,391)	(2,692)
Proceeds from long-term debt	—	446
Proceeds from repayment of shareholder notes	213	11
Excess tax benefits from stock-based compensation	19	—
Deferred financing costs	(19)	(75)
Proceeds from issuance of common stock	600	384
Net cash used in financing activities	(1,578)	(1,926)
Net increase (decrease) in cash and cash equivalents	3,963	(12,813)
Cash and cash equivalents at beginning of period	14,376	17,568
Cash and cash equivalents at end of period	$18,339	$4,755
Supplemental cash flow information:
Cash paid for interest	$328	$147
Cash paid for income taxes	$22	$35
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$213	$—
Shares returned to treasury in satisfaction of receivable	$48	$—
Acquisition related contingent consideration liability	$612	$—
Acquisition financed through debt	$3,124	$—
Common stock issued for acquisition	$2,065	$—
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — DESCRIPTION OF BUSINESS
Organization
The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. The Company is a leading designer, developer, manufacturer and seller of high-performance, energy-efficient lighting platforms, predominantly in North America.

The Company has realigned its organizational structure which resulted in the identification of new operating segments for the purpose of making operational decisions and assessing financial performance effective, on a prospective basis, beginning on April 1, 2014. See Note J “Segment Reporting” of these financial statements for further discussion of the Company's reportable segments.

The Company’s corporate offices and manufacturing operations are located in Manitowoc, Wisconsin. The operations facility in Plymouth, Wisconsin was classified as an asset held for sale as of March 31, 2014 and was sold in May 2014. The Company leases office space in Jacksonville, Florida. The Company leases office space for sales offices located in Houston, Texas.
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

Short-Term Investments
The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2014 and December 31, 2014 were as follows (in thousands):

March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	$488	$—	$—	$488	$488	$—
Bank certificate of deposit	470	—	—	470	—	470
Total	$958	$—	$—	$958	$488	$470

December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	$486	$—	$—	$486	$486	$—
Bank certificate of deposit	472	—	—	472	—	472
Total	$958	$—	$—	$958	$486	$472
As of March 31, 2014 and December 31, 2014, the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).
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

Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:
Aging Analysis as of December 31, 2014 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$1,513	$37	$168	$205	$1,718
Lease balances included in consolidated accounts receivable—long-term	678	—	—	—	678
Total gross sales-type leases	2,191	37	168	205	2,396
Allowance	(15)	(2)	(139)	(141)	(156)
Total net sales-type leases	$2,176	$35	$29	$64	$2,240
Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company incurred $76 thousand of write-offs against its OTA sales-type lease receivable balances in fiscal 2014 and $0 for the nine months ended December 31, 2014.
Inventories
Inventories consist of raw materials and components, such as ballasts and drivers, light emitting diode (LED) chips, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and accessories, such as lamps, sensors and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 24 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2014 and December 31, 2014, the Company had inventory obsolescence reserves of $2.5 million and $1.5 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2014	December 31, 2014
Raw materials and components	$6,894	$7,059
Work in process	880	1,582
Finished goods	4,016	6,399
	$11,790	$15,040
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $0.7 million and $0.8 million as of March 31, 2014 and December 31, 2014, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets included $2.8 million and $6.5 million of unbilled revenue as of March 31, 2014 and December 31, 2014, respectively.
Property and Equipment
Property and equipment were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2014	December 31, 2014
Land and land improvements	$1,480	$1,480
Buildings	14,405	14,438
Furniture, fixtures and office equipment	10,713	8,547
Leasehold improvements	46	148
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	10,103	10,375
Construction in progress	60	778
	41,804	40,763
Less: accumulated depreciation and amortization	(18,669)	(19,215)
Net property and equipment	$23,135	$21,548
The Company periodically reviews the carrying values of property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, if events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets' carrying amount ot determine if a write down to market value is required. During the nine months ended December 31, 2014, the Company recorded impairment expense of $1.0 million in connection with its assessment of carrying costs related to the wireless controls product offering.
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
Indefinite lived intangible assets are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset recovery. If the actual useful life of the asset is shorter than the estimated life estimated by us, the asset may be deemed to be impaired and accordingly a write-down of the value of the asset determined by a discounted cash flow analysis or shorter amortization period may be required. During the nine months ended December 31, 2014, the Company recorded impairment expense of $0.1 million in connection with its assessment of carrying costs related to the wireless controls product offering.
As of April 1, 2014, the Company realigned its organizational structure as a result of a new business strategy. In connection with the reorganization, the Company evaluated its historical operating segments (Energy Management Division and Engineered Systems Division) in relation to GAAP and identified the following new operating segments: (i) U.S. Markets, (ii) Orion Engineered Systems, (iii) Orion Distribution Services and (iv) Corporate and Other. The new operating segments became effective, on a prospective basis, beginning April 1, 2014. The Company's operating segments are also its reporting units (for goodwill assessment purposes) and reporting segments (for financial reporting purposes). In connection with the identification of the new operating segments, the Company allocated goodwill from its historical reporting units to its new reporting units using a relative fair market approach. See Note J “Segment Reporting” for additional information.
The change in the carrying value of goodwill during fiscal 2014 was as follows (in thousands):

Balance at March 31, 2013	$—
Acquisition of Harris	4,409
Balance at March 31, 2014	$4,409
There was no change in the carrying value of goodwill for the nine months ended December 31, 2014. Goodwill was allocated to each operating segment during the nine months ended December 31, 2014 as follows (in thousands):

	U.S. Markets	Orion Engineered Systems	Orion Distribution Services	Corporate and Other	Total
Goodwill at December 31, 2014	$2,371	$2,038	$—	$—	$4,409

The components of, and changes in, the carrying amount of other intangible assets were as follows as of the dates set forth below (in thousands):

	March 31, 2014		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$2,362	$(784)	$2,286	$(872)
Licenses	58	(58)	58	(58)
Trade name and trademarks	1,942	—	1,947	—
Customer relationships	3,600	(535)	3,600	(1,375)
Developed technology	900	(19)	900	(70)
Non-competition agreements	100	(15)	100	(30)
Total	$8,962	$(1,411)	$8,891	$(2,405)
As of December 31, 2014, the weighted average useful life of intangible assets was 6.75 years. The estimated amortization expense for each of the next five years is shown below (in thousands):

Fiscal 2015	$363
Fiscal 2016	1,215
Fiscal 2017	872
Fiscal 2018	596
Fiscal 2019	421
Fiscal 2020	335
Thereafter	737
Total	$4,539
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.
Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of December 31, 2014, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2015	$493
Fiscal 2016	309
Fiscal 2017	9
Total gross financed receivable	811
Less: amount above to be collected during the next 12 months	(802)
Less: amount representing interest	(1)
Net long-term receivable	$8

Long-Term Inventories
As of March 31, 2014, the Company had long-term inventory for the non-current portion of its wireless controls finished goods inventory. The inventories were stated at the lower of cost or market value with cost determined using the FIFO method. As of September 30, 2014, the wireless controls inventory was deemed to be impaired based upon current market conditions, including significant declines in unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. During the nine months ended December 31, 2014, the Company recorded an impairment charge of $10.2 million related to its wireless controls inventory. Net realizable value of this remaining wireless control inventory was based on the Company's best estimate of product sales expectations, market prices and customer demand patterns.
Other Long-Term Assets
As of March 31, 2014, the Company had prepaid licensing costs related to its wireless controls inventory. As of September 30, 2014, the wireless controls inventory and related development costs, included the prepaid licensing costs, were deemed to be impaired. During the nine months ended December 31, 2014, the Company recorded an impairment charge of $0.8 million against prepaid wireless control inventory licensing costs. As of December 31, 2014, other long-term assets include deferred costs for a long-term contract, long-term security deposits, and deferred financing costs. Deferred financing costs as of March 31, 2014 and December 31, 2014 were $33 thousand and $16 thousand, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (1 to 10 years).
Accrued Expenses and Other
Accrued expenses include warranty accruals, customer deposits on OTAs, accrued wages and benefits, accrued vacation, accrued legal costs, accrued commissions, accrued acquisition liabilities, accrued project costs, sales tax payable and other various unpaid expenses. Accrued expenses include $1.0 million and $0.6 million of accrued project costs as of March 31, 2014 and December 31, 2014, respectively.
The Company generally offers a limited warranty of one year on its high intensity fluorescent (HIF) lighting products and a one to ten year limited warranty on its LED lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Company’s lighting products. Included in other long-term liabilities is $0.3 million for warranty reserves related to solar operating systems. These warranties vary in length, with the longest coverage extended until 2030. Due to the limited warranty data available for solar operating systems of this nature, actual warranty claims may differ from the Company's estimate of these warranties.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2014	2013	2014
Beginning of period	$189	$466	$284	$263
Provision to product cost of revenue	93	685	168	718
Charges	(88)	(35)	(258)	135
End of period	$194	$1,116	$194	$1,116
Revenue Recognition
Revenue is recognized on the sales of our lighting and related energy efficiency systems and products when the following four criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured.

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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of December 31, 2014, the Company had a valuation allowance of $18.1 million against its deferred tax assets.
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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three and nine months ended December 31, 2013 and 2014, there were no realized tax benefits from the exercise of stock options.
Stock Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note I, the Company awards non-vested restricted stock to employees, executive officers and directors. The Company did not issue any stock options during the nine months ended December 31, 2014. The fair value of each option grant during the three and nine months ended December 31, 2013 was determined using the assumptions in the following table:

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2014	2013	2014
Numerator:
Net income (loss) (in thousands)	$1,018	$(4,663)	$2,640	$(27,368)
Denominator:
Weighted-average common shares outstanding	21,219,946	21,882,741	20,830,247	21,791,184
Weighted-average effect of assumed conversion of stock options, warrants and restricted shares	1,108,820	—	732,279	—
Weighted-average common shares and common share equivalents outstanding	22,328,766	21,882,741	21,562,526	21,791,184
Net income (loss) per common share:
Basic	$0.05	$(0.21)	$0.13	$(1.26)
Diluted	$0.05	$(0.21)	$0.12	$(1.26)
The following table indicates the number of potentially dilutive securities outstanding as of the end of each period:

	December 31, 2013	December 31, 2014
Common stock options	2,965,931	2,529,484
Restricted shares	462,262	718,684
Common stock warrants	38,980	—
Total	3,467,173	3,248,168
Concentration of Credit Risk and Other Risks and Uncertainties
The Company purchases components necessary for its lighting products, including ballasts, lamps and LED components from multiple suppliers. For the three and nine months ended December 31, 2013, no supplier accounted for more than 10% of total cost of revenue. For the three and nine months ended December 31, 2014, one supplier accounted for 16% and 9% of total cost of revenue, respectively.
For the three and nine months ended December 31, 2013, one customer accounted for 23% and 26% of revenue, respectively. For the three and nine months ended December 31, 2014, one customer accounted for 21% and 12% of revenue, respectively.
As of March 31, 2014, no customer accounted for more than 10% of accounts receivable. As of December 31, 2014, no customer accounted for more than customer accounted for 10% of accounts receivable.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company applied this guidance in a prior quarter and it did not have a material impact on its statement of operations, financial position, or cash flows.
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
On October 21, 2013, the Company executed a letter agreement amending the Purchase Agreement. The letter agreement established a fixed future consideration of $1.4 million for the previously existing earn-out component of the Purchase Agreement and eliminated the requirement that certain revenue targets must be achieved. Under the letter agreement, on January 2, 2014, the Company issued $0.6 million, or 83,943 shares, of the Company's unregistered common stock. The fixed consideration was determined based upon the existing share calculation at a fair value of $3.80 per common share. In December 2014, the Company amended the letter agreement to defer the January 2, 2015 payment of $0.8 million in cash until February 13, 2015, to settle all outstanding obligations related to the earn-out component of the Purchase Agreement.
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
$10,801
Prior to the amendment discussed above, the contingent consideration arrangement required the Company to pay the Harris Shareholders up to $1.0 million in unregistered shares of the Company's common stock upon Harris' achievement of certain revenue milestones in calendar year 2013 and/or 2014, and, in the case of certain Harris Shareholders who became employees of the Company, their continued employment by the Company. The potential undiscounted amount of all future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $1.0 million. The Company recorded $0.6 million for the non-employee Harris Shareholder portion of the contingent consideration liability on the acquisition date. Total contingent consideration of $0.5 million for employee Harris Shareholders has been recorded as compensation expense through the end of calendar 2014. During the three and nine months ended December 31, 2014, the Company expensed $49 thousand and $0.1 million in compensation expense, respectively.
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
On December 31, 2014, Harris was merged with and into the Company.
NOTE D — RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2013 and 2014, the Company purchased goods and services in the amount of $0 and $10 thousand, respectively, from an entity for which a director of the Company serves as a minority owner and chairman of the board of directors. During the nine months ended December 31, 2013 and 2014, the Company purchased goods and services in the amount of $12 thousand and $26 thousand, respectively, from an entity for which a director of the Company serves as a minority owner and chairman of the board of directors.
NOTE E — LONG-TERM DEBT
Long-term debt as of March 31, 2014 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2014	December 31, 2014
Harris seller's note	2,624	1,866
Customer equipment finance notes payable	2,331	1,147
First mortgage note payable	607	539
Debenture payable	675	638
Other long-term debt	364	166
Total long-term debt	6,601	4,356
Less current maturities	(3,450)	(2,677)
Long-term debt, less current maturities	$3,151	$1,679
New OTA Debt Facility
In December 2014, the Company entered into a secured borrowing agreement with De Lage Landen Financial Services, Inc. in the principal amount of $0.4 million to fund completed customer contracts under its OTA finance program that were previously funded under the OTA credit agreement with JP Morgan, which was terminated in November 2014. The loan amount is secured by the OTA-related equipment and the expected future monthly payments under the supporting 25 individual OTA customer contracts. The borrowing agreement bears interest at a rate of 5.99% and matures in December 2016.
Amendment to First Mortgage Note Payable
In December 2014, the Company entered into an amendment to its mortgage note payable to extend the maturity date from December 1, 2014 to April 1, 2015 on its remaining principal amount of $0.5 million. The Company will continue to make monthly payments of principal and interest of $10,250 until April 2015.
Prior Credit Agreements with JP Morgan
The Company previously had an amended credit agreement (Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan) that provided for a revolving credit facility (Credit Facility). Borrowings under the Credit Facility were limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Credit Facility was greater than $5.0 million. In addition, the Company previously had a credit agreement with JP Morgan that provided up to $5.0 million that was immediately available to fund completed customer contracts under its OTA finance program. The Company had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowings.

On November 6, 2014, the Company received a letter from JP Morgan terminating the bank’s obligations to make any further loans to the Company, and declaring the outstanding loans due and payable, under the revolving Credit Agreement and the OTA credit agreement due to the Company’s failure to meet certain financial covenants. As of such date, the Company had an outstanding OTA credit agreement loan balance of $467,000 and no amounts outstanding on the Credit Agreement. The Company fully satisfied its outstanding obligations under the OTA credit agreement with existing cash balances.
As described in Note K, the Company replaced the Credit Facility with JP Morgan with a new credit facility with Wells Fargo, N.A.
NOTE F — INCOME TAXES
The income tax provision for the nine months ended December 31, 2014 was determined by applying an estimated annual effective tax rate of (0.2)% to loss before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits. As of December 31, 2014, the Company had recorded a valuation allowance of $18.1 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. ASC 740, Income Taxes, requires that a deferred tax asset be reduced by a valuation allowance if there is less than a 50% chance that it will be realized. The determination of the realization of deferred tax assets requires considerable judgment. ASC 740 prescribes the consideration of both positive and negative evidence in evaluating the need for a valuation allowance. Negative evidence for the Company includes a cumulative three year operating loss and limited visibility into future earnings. Positive evidence includes the Company's increasing proposal pipeline, recent new national account customer wins and the increase in revenue from new LED products. The Company has determined that the negative evidence outweighs the current positive evidence and has concluded to record a valuation allowance.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Nine Months Ended December 31,
	2013	2014
Statutory federal tax rate	34.0%	34.0%
State taxes, net	6.0%	3.0%
Federal tax credit	(19.4)%	0.3%
State tax credit	(8.0)%	0.1%
Change in valuation reserve	(649.4)%	(37.3)%
Permanent items	2.7%	(0.1)%
Change in tax contingency reserve	5.9%	—%
Prior year permanent differences	15.8%
Other, net	(1.1)%	(0.2)%
Effective income tax rate	(613.5)%	(0.2)%
The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. Benefits of $13 thousand were recorded in fiscal 2014 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year. Benefits of $0 were recorded for the nine months ended December 31, 2014.
As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $33.8 million, of which $3.9 million are associated with the exercise of NQSOs that have not yet been recognized by the Company. The Company also has state net operating loss carryforwards of approximately $27.2 million, of which $4.6 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.5 million and state tax credits of $0.5 million. As of December 31, 2014, the Company has recorded a valuation allowance of $18.1 million due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of December 31, 2014, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2015 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the

Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial as of the date of adoption and are included in the unrecognized tax benefits. For the nine months ended December 31, 2013 and 2014, the Company had the following unrecognized tax benefit activity (in thousands):

	Nine Months Ended December 31,
	2013	2014
Unrecognized tax benefits as of beginning of period	$188	$210
Additions based on tax positions related to the current period positions	22	2
Unrecognized tax benefits as of end of period	$210	$212
NOTE G — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles, equipment and facility space under operating leases expiring at various dates through 2018. Rent expense under operating leases was $0.3 million and $0.1 million for the three months ended December 31, 2013 and 2014, respectively; and $1.0 million and $0.3 million for the nine months ended December 31, 2013 and 2014, respectively. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of December 31, 2014, the Company had entered into $9.4 million of purchase commitments related to fiscal 2015, including $0.3 million for operating lease commitments and $9.1 million for inventory purchase commitments.
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
On March 27, 2014, the Company was named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, the Company's former chief executive officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleges, among other things, that the Company breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint seeks, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted the Company's motion to dismiss six of the plaintiff's claims. On January 9, 2015, the plaintiff filed an amended complaint re-alleging claims that were dismissed by the court, including, among other things, a retaliation claim and certain claims with respect to prior management agreements and certain intellectual property rights. On January 22, 2015, the Company filed a motion to dismiss and a motion to strike certain of the claims made in the amended complaint. The Company believes that it has substantial legal and factual defenses to the claims and allegations remaining in the case and that the Company will prevail in this proceeding. The Company intends to defend against the claims vigorously. Based upon the current status of the lawsuit, the Company is currently unable to estimate any potential adverse impact on the Company from the plaintiff's claims and the Company does not believe the lawsuit will have a material adverse impact on it future continuing results of operations.
On May 29, 2014, the Equal Employment Opportunity Commission (EEOC) filed a claim against the Company alleging certain violations of the Americans with Disabilities Act (ADA) with regard to an employee. In addition, on August 20, 2014, the EEOC filed a claim against the Company alleging certain violations of the ADA with respect to the Company's wellness program. The Company does not believe these claims will have a material adverse impact on its future results of operations.
State Tax Assessment
The Company is currently negotiating a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of the Company’s products for tax purposes under Wisconsin law. The issue under review is whether the installation of the Company’s lighting systems is considered a real property construction activity under Wisconsin law. The Company currently expects to resolve this matter with the Wisconsin Department of Revenue in 2015.

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
Employee Stock Purchase Plan
In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2.5 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20 thousand of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $0.25 million outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, the Company had halted the loan program. The Company had the following shares issued from treasury as of March 31, 2014 and for the nine months ended December 31, 2014:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Cumulative through March 31, 2014	152,783	$1.66 - 7.25	128,143	$361,550	$311,550
Quarter Ended June 30, 2014	383	$4.07	—	—	9,600
Quarter Ended September 30, 2014	321	$5.35	—	—	1,000
Quarter Ended December 31, 2014	289	5.50	—	—	—
Total as of December 31, 2014	153,776	$1.66 - 7.25	128,143	$361,550	$322,150
Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
Share Repurchase Program
In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the

Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. In April 2012, the Company’s Board approved another increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company’s outstanding common stock. As of December 31, 2014, the Company had repurchased a total of 3.0 million shares of common stock at a cost of $6.8 million under the program. The Company did not purchase any shares during the nine months ended December 31, 2014 and does not intend to repurchase any additional common stock under this program in the near-term.
NOTE I — STOCK OPTIONS, RESTRICTED SHARES AND WARRANTS
The Company grants stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (Plans). Under the terms of the Plans, the Company has reserved 13.5 million shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer and shorter vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are generally contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans have a maximum life of 10 years. In the past, the Company has granted both ISOs and NQSOs, although in July 2008, the Company adopted a policy of thereafter only granting NQSOs. In fiscal 2011, the Company converted all of its existing ISO awards to NQSO awards. No consideration was given to the employees for their voluntary conversion of ISO awards. Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.
In June 2012, the Compensation Committee of the Board of Directors approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for such employees to earn long-term equity incentive awards. In May 2013, the Compensation Committee of the Board of Directors changed the Company's long-term equity incentive grant policy so that only restricted shares are issued to all employees under the Plans. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is between three to five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. For the three months ended December 31, 2014, an aggregate of 22 thousand of restricted shares were granted valued at a price per share between $4.79 and $5.16, which was the closing market price as of each grant date. For the nine months ended December 31, 2014, an aggregate of 393 thousand of restricted shares were granted valued at a price per share between $4.20 and $7.23, which was the closing market price as of each grant date.
For the three and nine months ended December 31, 2013, the Company issued 7 thousand and 28 thousand shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $2.41 per share to $5.73 per share, the closing market price as of the issuance dates. For the three and nine months ended December 31, 2014, the Company issued 8 thousand and 22 thousand shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $4.20 per share to $5.23 per share, the closing market price as of the issuance dates.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2014	2013	2014
Cost of product revenue	$11	$16	$48	$40
General and administrative	199	300	650	910
Sales and marketing	83	139	266	281
Research and development	4	10	9	19
Total	$297	$465	$973	$1,250
As of December 31, 2014, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $1.0 million over a remaining weighted average expected term of 5.8 years.

The following table summarizes information with respect to the Plans:

	Outstanding Awards
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2014	1,291,996	2,716,317	$3.43	6.32
Granted stock options	—	—
Granted shares	(108,023)	—	—
Restricted shares	(309,026)	—	—
Forfeited restricted shares	54,861	—	—
Forfeited stock options	65,500	(65,500)	3.76
Exercised	—	(121,333)	2.41
Balance at December 31, 2014	995,308	2,529,484	$3.47	5.76	$6,016,204
Exercisable at December 31, 2014		1,803,068	$3.87	5.31	$3,821,071
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $5.50 as of December 31, 2014.
A summary of the status of the Company’s outstanding non-vested stock options as of December 31, 2014 was as follows:

Non-vested at March 31, 2014	1,129,377
Granted	—
Vested	(337,461)
Forfeited	(65,500)
Non-vested at December 31, 2014	726,416

During the first nine months of fiscal 2015, the Company granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2014	539,204
Shares issued	394,746
Shares vested	(160,405)
Shares forfeited	(54,861)
Shares outstanding at December 31, 2014	718,684
Per share price on grant date	$1.80 - 7.23
Compensation expense for the nine months ended December 31, 2014	$753,985
As of December 31, 2014, the weighted average grant-date fair value of restricted shares granted was $3.26.
As of December 31, 2014, the amount of deferred stock-based compensation expense related to grants of restricted shares, to be recognized over a remaining period of 3.1 years, was approximately $2.4 million.
The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2014 or during the nine months ended December 31, 2014. During the nine months ended December 31, 2014, all warrants outstanding for a total of 38,980 shares were exercised at $2.25 per share, and as a result, none remain outstanding.

A summary of warrant activity is as follows:

	Number of Shares	Exercise Price	Expiration
Balance at March 31, 2014	38,980	$2.25	Fiscal 2015
Balance at December 31, 2014	—	$—	N/A
NOTE J — SEGMENTS
On April 1, 2014, the Company realigned its organizational structure which resulted in the identification of new operating segments for the purpose of making operational decisions and assessing financial performance effective, on a prospective basis, beginning on April 1, 2014.
The descriptions of the Company’s segments and their summary financial information are presented below.
U.S. Markets
The U.S. Markets Division sells lighting solutions into the wholesale markets.
Engineered Systems
The Engineered Systems Division sells lighting products and construction and engineering services direct to end users. The Engineered Systems Division also completes the construction management services related to existing contracted solar PV projects.
Distribution Services
The Distribution Services Division sells lighting products internationally and is developing a network of broad line distributors.
Corporate and Other
Corporate and Other is comprised of operating expenses not directly allocated to the Company’s segments and adjustments to reconcile to consolidated results, which primarily include intercompany eliminations.

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2013	2014	2013	2014
(dollars in thousands)
Segments:
U.S. Markets	$15,598	$12,078	$721	$(1,686)
Engineered Systems	12,094	13,707	1,642	(1,143)
Distribution Services	—	353	—	(152)
Corporate and Other	—	—	(1,453)	(1,671)
	$27,692	$26,138	$910	$(4,652)

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2014	2013	2014
(dollars in thousands)
Segments:
U.S. Markets	$42,200	$27,503	$1,703	$(12,123)
Engineered Systems	33,839	24,527	3,045	(9,973)
Distribution Services	—	813	—	(318)
Corporate and Other	—	—	(4,459)	(4,924)
	$76,039	$52,843	$289	$(27,338)

	Total Assets		Deferred Revenue
	March 31, 2014	December 31, 2014	March 31, 2014	December 31, 2014
(dollars in thousands)
Segments:
U.S. Markets	$36,340	$28,997	$244	$180
Engineered Systems	28,309	32,250	1,686	1,440
Distribution Services	—	489	—	—
Corporate and Other	34,291	17,848	—	—
	$98,940	$79,584	$1,930	$1,620
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
On February 5, 2015, the Company paid the remaining outstanding balance of $0.5 million on its mortgage note payable with Hometown Bank in order to provide additional collateral security to Wells Fargo Bank, National Association (Wells Fargo) under its new credit facility as discussed below. The payment was made to provide Wells Fargo with first security position on certain real property.
On February 5, 2015, the Company paid the remaining outstanding balance of $26 thousand on a note payable with the Wisconsin Department of Commerce in order to provide additional collateral security to Wells Fargo under its new credit facility as discussed below.
On February 6, 2015, the Company entered into a new credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on February 6, 2018. Borrowings under the Credit Facility are initially limited to $15.0 million, subject to a borrowing base requirement based on eligible receivables and inventory. Such limit may increase to $20.0 million, subject to the borrowing base requirement, after July 31, 2016, if the Company satisfies certain conditions. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit.
From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement will require the Company to maintain as of the end of each month a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement also contains other customary covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on the Company’s stock, redeem or repurchase shares of the Company’s stock, or pledge or dispose of assets.
Each subsidiary of the Company is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of the Company’s and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. The Company must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.

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
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our fiscal 2014 Annual Report on Form 10-K for the fiscal year ended March 31, 2014, and in "Item 1A Risk Factors" in this Form 10-Q. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
Overview
We are a leading designer and manufacturer of high-performance, energy-efficient lighting platforms. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial high bay, although we do sell and install products into other markets. Virtually all of our sales occur within North America. We operate in three operating segments, which we refer to as U.S. Markets, Engineered Systems and Distribution Services. Our US Markets division focuses on selling our lighting solutions into the wholesale markets with customers including domestic energy service companies, or ESCOs, and electrical contractors. Our Orion Engineered Systems division focuses on selling lighting products and construction and engineering services direct to end users. Orion Engineered Systems completes the construction management services related to existing contracted solar photovoltaic, or PV, projects. Its customers include national accounts, government, municipal and schools. Our Orion Distribution Services division focuses on selling our lighting products internationally and is developing a network of broad line distributors. Historically, sales of all of our lighting products and the related costs were combined through our Energy Management division and sales of all of our solar PV products and the related costs were combined through our Engineered Systems division.
Our lighting products consist primarily of light emitting diode, or LED, and our legacy high intensity fluorescent, or HIF, lighting fixtures. Our principal customers include national accounts, energy service companies, electrical contractors and electrical distributors. Substantially all of our products are manufactured at our production facility located in Wisconsin.
We previously marketed and implemented renewable energy systems consisting primarily of solar generating photovoltaic, or PV, systems and wind turbines. During fiscal 2013 and fiscal 2014, we experienced a significant reduction in new solar PV orders. We attributed this to reduced government cash incentives and declining pricing in the renewable energy credit markets. During fiscal 2014, we deemphasized our efforts to obtain new PV construction contracts and focused on the completion of previously received orders within our solar backlog, which has decreased from $36.1 million at the beginning of our fiscal 2013 to $0.3 million as of December 31, 2014. We expect this trend to continue into the future, since we are not pursuing new PV orders. In response to this solar order decline and our decision not to pursue new PV orders, we redeployed personnel to focus on our opportunities within the LED retrofit market.
We believe the market for lighting products has entered a significant technology shift to LED lighting systems. LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity, reduced energy consumption and flexibility in application. We continue to research and develop, and pursue potential acquisition opportunities related to, LED technologies. We currently expect that, as LED performance continues to increase and product costs decrease, LED lighting technologies will become the primary component of our future revenue. Based on a May 2013 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. In fiscal 2014, our LED lighting sales totaled $4.8 million, or 7.2% of our total lighting revenue, compared to $1.9 million, or 2.8% of our total lighting revenue for fiscal 2013. For the first nine months of fiscal 2015, our LED lighting revenue totaled $20.5 million, or 39.6% of our total lighting revenue, compared to $3.5 million, or 6.4% of our total lighting revenue, for the first nine months of fiscal 2014. We plan to primarily focus our future efforts on developing and selling innovative LED products while continuing to market and sell legacy HIF solutions in circumstances in which LED solutions may not be our customers' best alternative.
We have sold and installed our HIF and LED lighting systems in over 11,505 facilities from December 1, 2001 through December 31, 2014. We have sold our products to 172 Fortune 500 companies, many of which have installed our HIF and LED lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2014 included Coca-Cola Enterprises, Inc., Dollar General Corporation, Ford Motor Co., SYSCO Corp. and MillerCoors.
In response to the constraints on our customers’ capital spending budgets, we have been promoting the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. During fiscal 2012, we entered into an arrangement with a national equipment finance company to provide immediate non-recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. The majority of these sales occur on a non-recourse basis. During fiscal 2014 and the first nine months of fiscal 2015, approximately 94.3% and 91.0%, respectively, of our total completed OTA contracts were financed directly through third party equipment finance companies. In the future, we intend to continue to utilize third party finance companies to fund the majority of our OTA contracts. In future periods, the number of customers who choose to purchase our systems by using our OTA financing program will be dependent upon our relationships with third party equipment finance companies, the extent to which customers' choose to use their own capital budgets and the extent to which customers' choose to enter into finance contracts. Additionally, we have provided a financing program to our alternative renewable energy system customers called a solar Power Purchase Agreement, or PPA, as an alternative to purchasing our systems for cash. The PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. We do not intend to use our own cash balances to fund future PPA opportunities and have been able to secure several external sources of funding for PPA’s on behalf of our customers.
Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our investments into our US markets sales force and the expansion of our reseller network, our intentions to continue to expand our sales force within all revenue generating business units during fiscal 2015, our cost containment initiatives and opportunities, the increasing volume of unit sales of our new products, specifically our LED lighting fixtures, the completion of our acquisition of Harris and the increased sales market opportunities and cost synergies that Harris provides. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, government and retail markets that Harris provides, the continued development of our new products and product enhancements, including our new LED product offerings, and our cost reduction initiatives.
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

Certain Fiscal 2015 Developments

The rapidly changing market shift in the lighting industry from legacy lighting products to LED lighting products has caused us to adopt new strategies, approaches and processes in order to respond proactively to the significantly different underlying business fundamentals that have resulted from this paradigm shift. These changing underlying business fundamentals include:

•
Rapidly declining LED product end user customer pricing and similarly rapidly declining related component costs, improving LED product performance and improving customer return on investment payback periods, all of which are driving dramatically increasing customer preferences for LED lighting products compared to legacy lighting products.

•	Significantly increasing LED lighting product customer sales compared to decreasing HIF product sales.

•	Generally lower LED product gross margins than those typically realized on sales of legacy lighting products.

•	A broader and more diverse customer base and market opportunities compared to our historical commercial and industrial facility customers.

•	Increased importance of highly innovative product designs and features and faster speed to market product research and development capabilities.

•	Dramatically reduced product technology life cycles; significantly shorter product inventory shelf lives and the related increased risk of rapidly occurring product technology obsolescence.

•	Increased reliance on international component sources.

•	Less internal product fabrication and production capabilities needed to support LED product assembly.

•	Different and broader types of components needed to support LED product assembly.

•	Different fabrication and assembly processes needed to support LED product production compared to our legacy products.

•	Significantly longer end user product warranty requirements for LED products compared to our legacy products.
As we continue to focus our business on selling our LED product lines to respond to the rapidly changing market dynamics in the lighting industry, we face intense competition from an increased number and diversity of other LED product companies, a number of which have substantially greater resources and more experience and history with LED lighting products than we do.
In April 2014, we realigned our organizational structure which resulted in our identification of new operating segments for the purpose of making operational decisions and assessing financial performance. The new business divisions include US Markets, Orion Engineered Systems and Orion Distribution Services.
During the fourth quarter of fiscal 2014 and the first three quarters of fiscal 2015, we experienced a reduction in the amount of new customer orders for our energy efficient HIF lighting systems within our industrial and exterior markets. We attribute this to an increasing awareness within the marketplace of emerging LED product offerings. We believe that customers have deferred purchase decisions as they evaluated the cost and performance of these LED product offerings. During the fiscal 2015 third quarter, we began to see this deferral of purchasing decisions begin to abate as customer purchases of LED lighting systems during our fiscal 2015 third quarter increased compared to our fiscal 2014 third quarter. We believe that customer purchases of LED lighting systems will increase during the last quarter of fiscal 2015 year and into fiscal year 2016 as expected improvements in LED performance and expected decreases in LED product costs are currently expected to make our LED products even more economically compelling to our customers.
During fiscal 2015, we have focused on converting our manufacturing production assembly lines from predominantly HIF lighting assembly lines to LED lighting assembly lines. We are considering implementing additional significant changes to our manufacturing production and assembly facility and processes that will allow us additional flexibility to continue to adapt and respond to the changing market dynamics of the lighting products industry and to continue to enhance our competitiveness. It is possible that the implementation of such changes could result in us recognizing asset impairment charges or other similar write downs, and incurring other repositioning expenses and charges. Additionally, we have been managing through significant changes in our vendor supply chain as our LED product portfolio and our product revenue continue to increase and we place more focus on this product line. We currently believe that our recent efforts to negotiate future lower material input costs will improve our LED product gross margins beginning during our fiscal 2016, and after we have completed our existing inventory purchase commitments. However, we may not be able to realize the gross margin benefits in the amounts or on the timetable anticipated and we may experience higher warranty expenses in the future as we implement our manufacturing and assembly process changes. It is also possible that, as we continue to focus our sales efforts on our LED product portfolio, we may increase our risk of inventory obsolescence for our legacy lighting product lines or even outmoded LED products.
We have been and expect to continue to increase our sales headcount during fiscal 2015 across all of our revenue generating divisions.
During the first quarter of fiscal 2015, we sold our corporate facility in Plymouth, Wisconsin for net proceeds of approximately $1.0 million.
During the second quarter of fiscal 2015, we recorded a $12.1 million impairment charge related to our long-term inventory and investment in wireless controls products. As a result of recent changes in the business environment, primarily due to the increased velocity of the market acceptance of LED lighting solutions, the performance improvements of LED components which has led to reduced energy costs, the increasing contribution to our revenue from non-industrial markets where our wireless control products cannot be utilized and a significant decline in wireless controls unit volume sales during the quarter ended September 30, 2014, we reviewed our carrying cost, asset carrying values and intangible assets related to our wireless controls product offering. Additionally, we researched and evaluated opportunities for alternative markets into which to sell these products. As a result of these changing market conditions, the significant recent decline in wireless controls unit sales volume, our inability to find other alternative market uses for our controls products and recognition that further investment to keep the product's software and firmware current was not a prudent investment, we recorded a non-cash impairment charge to our wireless controls inventory of $10.2 million and related non-cash asset impairment expense on development assets of $1.0 million for property and equipment, $0.1 million for intangible assets, and $0.8 million for prepaid licensing costs in other long-term assets. After these non-cash impairment charges, the carrying value of our wireless controls inventory was $0.5 million.
During the third quarter of fiscal 2015, we received a letter from JPMorgan terminating the bank’s obligations to make any further loans to us, declaring the outstanding loans due and payable, under our revolving credit agreement and the OTA credit agreement due to our failure to meet certain financial covenants. As of such date, we had an outstanding OTA credit agreement loan balance of $467,000 and no amounts outstanding on the credit agreement. We cooperated with JP Morgan and paid our outstanding obligations under the OTA credit agreement with existing cash balances.
On February 6, 2015, we entered into a credit and security agreement with Wells Fargo Bank, National Association providing for a new three-year revolving credit facility. The agreement provides for an initial credit limit of $15.0 million, net of a $5.0 million reserve and subject to a borrowing base requirement based on eligible receivables and inventory. Borrowings under the agreement will bear interest at the daily three-month LIBOR plus 3.0% per annum. Based on our preliminary calculations of our borrowing base, we believe that we have approximately $13.0 million of current borrowing capacity under this revolving credit facility.
During the fiscal 2015 fourth quarter, we identified potential annualized cost reductions of approximately $10.0 million resulting from our ongoing business transition from our historical focus on our legacy fluorescent lighting products to new LED lighting products. These reductions include expected cost reductions from strategic sourcing initiatives, reduced compensation costs in our manufacturing and corporate operations, and other reductions in our operating expenses. We expect that these cost reductions will be fully implemented before the first quarter of our fiscal 2016, although the cost savings will not be fully realized until fiscal 2016. We expect to incur approximately $0.4 million of severance expense related to headcount reductions during our fiscal 2015 fourth quarter. We may also incur additional expenses or asset impairment or other charges as we reposition our manufacturing and assembly operations to be more flexible and competitive in response to the dynamic changes in the lighting industry. As part of our business initiatives to adapt to the rapidly evolving LED market, we are currently considering options related to our properties, including the sale and leaseback of our manufacturing and corporate facilities. Additionally, during fiscal 2016, we intend to open an innovation hub in Chicago, Illinois to develop and design new LED products. We believe that this location is in close proximity to highly regarded engineering and business schools and will offer us a greater supply of technical talent that will help us to develop future innovative LED products. We will likely incur additional start-up expenses for this new innovation hub, as well as additional compensation expense as we add research and development and engineering personnel. However, over the longer term, we believe that our innovation hub will allow us to reduce future research and development expenses.
Certain Fiscal 2014 Developments
During fiscal 2014, we acquired the equity interests of Harris Manufacturing, Inc. and Harris LED, LLC, or collectively, Harris. Harris engineers, designs, sources and manufactures energy efficient lighting systems, including LED and fluorescent lighting solutions, and day-lighting products. The acquisition of Harris expanded our product lines, increased our sales force and provided growth opportunities into markets where we did not have a strong presence, specifically, new construction, retail store fronts, commercial office and government. We achieved approximately $1.0 million in annualized cost synergies from our Harris acquisition related to headcount reductions and facility operating cost decreases. Full annualized synergies were achieved in August 2014, when the Florida manufacturing facility lease expired. On December 31, 2014, Harris was merged with and into us for administrative efficiency.
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
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the majority of our revenue from sales of HIF and LED lighting systems and related services to commercial and industrial customers, with sales of our LED systems becoming our primary emphasis. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our installation and recycling service revenues are recognized when services are complete and customer acceptance has been received. Our wholesale channels, which include our value-added resellers and electrical contractors, accounted for approximately 63% of our total revenue in fiscal 2014, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division. Wholesale revenues accounted for approximately 55% of our total revenue during the first nine months of fiscal 2015, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 64% for the first nine months of fiscal 2014. The decline in our wholesale revenue mix for the first nine months of fiscal 2015 was due to an increase in revenue through our direct sales channel related to several large automotive manufacturing facilities and a multi-store roll-out for a national retailer.
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
In fiscal 2014, we recognized $4.0 million of revenue from 67 completed OTA contracts. For the three months ended December 31, 2014, we recognized $0.4 million of revenue from 11 completed contracts compared to $1.0 million from 19 completed contracts during the three months ended December 31, 2013. For the nine months ended December 31, 2014, we recognized $1.2 million of revenue from 23 completed contracts compared to $3.4 million of revenue from 56 completed contracts for the nine months ended December 31, 2013.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2014, we recognized $0.5 million of revenue from completed PPAs. In the first nine months of fiscal 2015, we recognized $0.4 million of revenue from completed PPAs compared to $0.4 million for the first nine months of fiscal 2014. As of December 31, 2014, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $1.7 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of December 31, 2014 (in thousands):

Fiscal 2015	$69
Fiscal 2016	247
Fiscal 2017	247
Fiscal 2018	246
Fiscal 2019	246
Beyond	659
Total expected future discounted revenue from PPA's	$1,714
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our past solar PV projects and new multi-facility roll-out projects. Our top 10 customers accounted for approximately 47% and 38% of our total revenue for the first nine months of fiscal 2014 and fiscal 2015, respectively. One customer accounted for 26% of our total revenue in the first nine months of fiscal 2014. One customer accounted for 12% of our total revenue in the first nine months of fiscal 2015. To the extent that multi-facility roll-out projects and large retrofit projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the rate of performance improvement and cost decreases of our LED product offerings, particularly as we make our LED products our primary emphasis; (ii) the demand for our products and systems, particularly our LED products and any new products, applications and service that we may introduce; (iii) the selling price of our LED products compared to our other lighting alternatives; (iv) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (v) the rate at which we expand our in-market sales force; (vi) customer sales and budget cycles, including budget cycles for utility incentive programs; (vii) our ability to realize revenue from our services, particularly our ability to access job sites and manage our customer's control over their own installation labor workforce; (viii) market conditions; (ix) the level of our wholesale sales; (x) our execution of our sales process; (xi) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (xii) the selling price of our products and services; (xiii) changes in capital investment levels by our customers and prospects; (xiv) our decreasing emphasis on solar PV sales and non-recurrence of prior levels of PV revenue; and (xv) the rate of government spending on our products. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results. In particular, as we focus our marketing and sales efforts on our LED lighting products and decrease our emphasis on our HIF products, and given the rapidly changing market dynamics of the lighting market, we may experience significant and unpredictable variations in our quarterly results.
Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of December 31, 2014, we had a backlog of firm purchase orders of approximately $7.4 million, which included $0.3 million of solar PV orders, compared to $12.2 million as of September 30, 2014, which included $0.4 million of solar PV orders. We currently expect approximately $7.2 million of our December 31, 2014 backlog to be recognized as revenue during the fourth quarter of fiscal 2015 and the remainder in future years. We generally expect this level of firm purchase order backlog related to HIF and LED lighting systems to be recognized as revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months from the time construction of the system begins, although during fiscal 2012, we received a $20.2 million single order for which the solar PV system construction began during our fiscal 2014 first quarter and was completed during our fiscal 2015 third quarter. As a result of the decreased volume of our solar PV orders, the increased volume of multi-facility roll-outs and large retrofit projects, the continued shortening of our installation cycles and the declining number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.

Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, drivers, power supplies, lamps and LED chips and components; (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; (vii) shipping and handling; and (viii) materials for sales of solar PV systems through our engineered systems division, including solar panels, inverters and wiring. Our cost of aluminum can be subject to commodity price fluctuations, which we attempt to mitigate through the recycling of old scrap fixtures through our facility which contain similar content of aluminum when compared to new fixtures. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier. We buy most of our LED chips from a single supplier, although we believe we could obtain sufficient quantities of these raw materials on a price and quality competitive basis from other suppliers if necessary. We use multiple suppliers for our electronic component purchases, including ballasts, drivers and lamps. For the first nine months of fiscal 2014 and fiscal 2015, no supplier accounted for more than 10% of our total cost of revenue. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgment that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. We have been expanding our network of qualified third-party installers to realize efficiencies in the installation process. During fiscal 2014, we aggressively focused on cost containment initiatives related to material product costs, service margin expansion and the implementation of lean manufacturing methodologies to reduce production costs in our manufacturing facility. Additionally, we consolidated Harris' Florida manufacturing operations into our Wisconsin facility. As a result of cost reduction initiatives during the fiscal 2015 fourth quarter as we implement our business transition to a focus on our LED products, we expect to incur severance expenses of $0.4 million, of which $0.2 million is attributable to our product cost of revenue. During fiscal 2016, we expect to generate efficiencies and cost decreases from our lean manufacturing initiatives begun during fiscal 2014 and our focus on reducing component product costs through strategic sourcing begun during fiscal 2015.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of utilization of our manufacturing facilities and production equipment and related absorption of our fixed manufacturing overhead costs; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) our increasing sales mix of LED lighting products and their current lower margins compared to the decreasing volume of our higher margin HIF products; (iv) our project pricing; (v) our realization rate on our billable services; (vi) our level of warranty claims; (vii) our level of efficiencies from our subcontracted installation service providers; and (viii) any severance expenses that affect our cost of revenue. During our fiscal 2015 third quarter, we recorded a warranty charge of $0.6 million related to a production defect in one of our products. We believe that we fully corrected such defect and we do not anticipate experiencing a similar level of warranty charges in future periods with respect to such defect.
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) acquisition related expenses; (iii) sales and marketing expenses; and (iv) research and development expenses. Personnel related costs are our largest operating expense. In fiscal 2014, we increased headcount in our sales areas for our US markets division. During fiscal 2014, we sold our leased corporate jet and consolidated our Plymouth location into our Manitowoc headquarters. During the first quarter of fiscal 2015, we sold our facility in Plymouth. In fiscal 2015, we have continued to increase sales headcount within all of our revenue generating divisions. Additionally, during the first nine months of fiscal 2015, we invested $0.3 million in a branding campaign to better position us as an LED company to our direct customers and our resellers. We expect our branding campaign to result in generating additional sales pipeline, increase the number of our resellers and increase our market share in newer markets, such as schools and commercial office space. We believe this branding investment is vital in strengthening our position as an LED lighting solutions provider and improving our ability to compete against existing LED lighting companies. We intend to continue to invest in research and product development for new LED lighting products. As a result of cost reduction initiatives during the fiscal 2015 fourth quarter as we implement our business transition to a focus on our LED products, we expect to incur severance expenses of $0.4 million, of which $0.2 million is attributable to operating expense.
Our general and administrative expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges related to our executive, finance, human resource, information technology and operations organizations; (ii) public company costs, including investor relations, external audit and internal audit; (iii) occupancy expenses; (iv) professional services fees; (v) technology related costs and amortization; and (vi) asset impairment charges.
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
We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $1.0 million and $1.3 million of compensation expense for the first nine months of fiscal 2014 and fiscal 2015, respectively. As a result of prior option and restricted stock grants, we expect to recognize an additional $3.4 million of stock-based compensation over a weighted average period of approximately four years, including $0.4 million in the last three months of fiscal 2015. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Income Taxes. As of December 31, 2014, we had net operating loss carryforwards of approximately $33.8 million for federal tax purposes and $27.2 million for state tax purposes. Included in these loss carryforwards were $3.9 million for federal and $4.6 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.5 million and state credit carryforwards of approximately $0.5 million. A valuation allowance has been set up to reserve for our net operating losses and our tax credits. It is possible that we may not be able to utilize the full benefit of our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2022 and 2035. Our valuation allowance for deferred tax assets is based upon our cumulative three year operating losses.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. There was no limitation that occurred for fiscal 2013, fiscal 2014 or fiscal 2015 year-to-date.

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended December 31,					Nine Months Ended December 31,
	2013		2014			2013		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$22,380	80.8%	$23,646	90.5%	5.7%	$61,084	80.3%	$48,534	91.8%	(20.5)%
Service revenue	5,312	19.2%	2,492	9.5%	(53.1)%	14,955	19.7%	4,309	8.2%	(71.2)%
Total revenue	27,692	100.0%	26,138	100.0%	(5.6)%	76,039	100.0%	52,843	100.0%	(30.5)%
Cost of product revenue	15,742	56.9%	20,293	77.7%	28.9%	44,264	58.2%	53,512	101.3%	20.9%
Cost of service revenue	3,800	13.7%	2,021	7.7%	(46.8)%	10,073	13.3%	3,451	6.5%	(65.7)%
Total cost of revenue	19,542	70.6%	22,314	85.4%	14.2%	54,337	71.5%	56,963	107.8%	4.8%
Gross profit (loss)	8,150	29.4%	3,824	14.6%	(53.1)%	21,702	28.5%	(4,120)	(7.8)%	(119.0)%
General and administrative expenses	3,277	11.8%	3,814	14.6%	16.4%	9,134	12.0%	11,304	21.4%	23.8%
Acquisition and integration related expenses	88	0.3%	2	—%	(97.7)%	519	0.7%	24	—%	(95.4)%
Sales and marketing expenses	3,397	12.3%	3,771	14.4%	11.0%	10,344	13.6%	10,016	19.0%	(3.2)%
Research and development expenses	478	1.7%	889	3.4%	86.0%	1,416	1.8%	1,874	3.5%	32.3%
Income (loss) from operations	910	3.3%	(4,652)	(17.8)%	(611.2)%	289	0.4%	(27,338)	(51.7)%	(9,559.5)%
Interest expense	(123)	(0.5)%	(62)	(0.3)%	(49.6)%	(378)	(0.5)%	(235)	(0.5)%	(37.8)%
Interest income	132	0.5%	69	0.3%	(47.7)%	459	0.6%	246	0.5%	(46.4)%
Income (loss) before income tax	919	3.3%	(4,645)	(17.8)%	(605.4)%	370	0.5%	(27,327)	(51.7)%	(7,485.7)%
Income tax (benefit) expense	(99)	(0.4)%	18	—%	(118.2)%	(2,270)	(3.0)%	41	0.1%	(101.8)%
Net income (loss)	$1,018	3.7%	$(4,663)	(17.8)%	(558.1)%	$2,640	3.5%	$(27,368)	(51.8)%	(1,136.7)%
Revenue. Product revenue increased from $22.4 million for the fiscal 2014 third quarter to $23.6 million for the fiscal 2015 third quarter, an increase of $1.2 million, or 6%. The increase in product revenue was a result of an increase in LED product revenue within our national account customer base, including several large automotive manufacturing facilities and a multi-location roll-out for a national retailer, and from sales of our new LED products which were launched during fiscal 2015. Product sales of our LED fixtures increased from $1.4 million for the fiscal 2014 third quarter to $12.7 million for the fiscal 2015 third quarter, an increase of $11.3 million, or 807%. As a result of our discontinuance of our sale of new PV systems, our product revenue from renewable energy systems was only $0.1 million for the fiscal 2015 third quarter compared to $3.9 million for the fiscal 2014 third quarter. We expect this trend of decreasing solar PV system revenue to continue through the remainder of fiscal 2015 and into the future. Product revenue decreased from $61.1 million for the fiscal 2014 first nine months to $48.5 million for the fiscal 2015 first nine months, a decrease of $12.6 million, or 21%. The decrease in product revenue for the fiscal 2015 first nine months was due to the expected $10.9 million decrease in sales of solar PV systems and delayed customer purchase decisions during the first half of fiscal 2015 as a result of the continuing emergence, and improving performance and decreasing cost, of LED lighting solutions. We began to experience this customer delay during our fourth quarter of fiscal 2014. Within our industrial customer base, LED product costs have been declining while performance, and the related energy reduction, is improving. However, while customer return on investment, or ROI, realization using LED technology is improving, these products had still not yet met many of our customers' existing payback expectations of two years. As a result, we believe that customers had been delaying their lighting system retrofit project decisions as they continued to monitor and evaluate lighting technology alternatives. We believe that the ROI of LED lighting products has improved and, thus, will result in increased customer purchase decisions in the future. Service revenue decreased from $5.3 million for the fiscal 2014 third quarter to $2.5 million for the fiscal 2015 third quarter, a decrease of $2.8 million, or 53%. The decrease in service revenue for the fiscal 2015 third quarter was a result of fewer solar projects. Service revenue decreased from $15.0 million for the fiscal 2014 first nine months to $4.3 million for the fiscal 2015 first nine months, a decrease of $10.7 million, or 71%. The decrease in service revenue for the fiscal 2015 first nine months was a result of fewer solar projects which reduced service revenue by $8.4 million versus the prior year period and also due to the reduction in lighting revenue during the fiscal 2015 first half. Total revenue decreased from $76.0 million for the fiscal 2014 first nine months to $52.8 million for the fiscal 2015 first nine months, a decrease of $23.2 million, or 31%. As expected, our revenue from renewable energy systems declined from $20.8 million for the fiscal 2014 first nine months to $1.6 million for the fiscal 2014 first nine months, a decrease of $19.2 million, or 92%.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $15.7 million for the fiscal 2014 third quarter to $20.3 million for the fiscal 2015 third quarter, an increase of $4.6 million, or 29%. Our cost of service revenue decreased from $3.8 million for the fiscal 2014 third quarter to $2.0 million for the fiscal 2015 third quarter, a decrease of $1.8 million, or 47%. Total gross margin was 14.6% for the fiscal 2015 third quarter compared to 29.4% for the fiscal 2014 third quarter. Gross margin from sales of our integrated lighting systems for the fiscal 2014 third quarter was 27.8% compared to 14.5% for the fiscal 2015 third quarter. The decrease in our lighting gross margin percentage was impacted by (i) a product warranty charge of $0.6 million; (ii) the increase in the relative sales volume of our lower margin LED products; (iii) higher than anticipated input material costs; and (iv) the decrease in sales volumes of manufactured lighting products and the related under absorption of the fixed expenses associated with our underutilized manufacturing facility. The warranty charge in the third quarter was related to a product malfunction in our Apollo high bay lighting products manufactured in the quarter that resulted from a new engineering modification. We have taken proactive steps to address this issue with all of our customers who purchased this product during the quarter. As a result, we do not believe that we will incur recurring warranty costs expenses with respect to this product in future periods. Without this warranty charge, our total gross margin for the third quarter would have been 17.0%. Our gross margin on solar PV revenue was 25.3% during the fiscal 2015 third quarter compared to 34.6% during the fiscal 2014 third quarter. Total cost of product revenue increased from $44.3 million for the fiscal 2014 first nine months to $53.5 million for the fiscal 2015 first nine months, an increase of $9.2 million, or 21%. During the fiscal 2015 second quarter, we recorded a non-cash impairment charge of $12.1 million related to an assessment of the carrying cost of our long-term wireless control inventory and related development and intangible costs. The wireless controls inventory was deemed to be impaired based upon current market conditions, including a significant decline during the quarter in wireless controls unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. Total gross margin before the impairment charge decreased from 28.5% for the fiscal 2014 first nine months to 15.2% for the fiscal 2015 first nine months. Our gross margin on renewable revenues was 25.8% during the fiscal 2014 first nine months compared to 22.1% during the fiscal 2015 first nine months. Gross margin from our HIF and LED lighting systems revenue for the fiscal 2014 first nine months was 29.6% compared to 15.0% during the fiscal 2015 first nine months. We expect that our gross margins from sales of lighting products to improve during our fiscal 2016 as we begin to recognize the benefits of higher purchase volumes of LED components at lower costs and after we have completed our existing inventory purchase commitments.
General and Administrative. Our general and administrative expenses increased from $3.3 million for the fiscal 2014 third quarter to $3.8 million for the fiscal 2015 third quarter, an increase of $0.5 million, or 16%. The increase was due to increased legal expenses of $0.1 million, increased audit expenses of $0.1 million, increased fees of $0.1 million due to the acceleration of unamortized banking costs related to the termination of the JPMorgan credit facilities, $0.1 million for stock compensation expense and $0.1 million for increased travel expenses. Our general and administrative expenses increased from $9.1 million for the fiscal 2014 first nine months to $11.3 million for the fiscal 2015 first nine months, an increase of $2.2 million, or 24%. The increase for the first nine months was due to incremental operating expenses of $0.1 million from the acquisition of Harris during fiscal 2014, an increase in depreciation and intangible amortization expenses of $0.5 million, increased compensation and benefit expenses of $0.6 million, increased stock compensation expense of $0.3 million, increased consulting expenses of $0.3 million related to initiatives for recruiting and talent development, strategic sourcing and the creation of financial systems tools, increased travel of $0.2 million and increased costs for general office expenses and software licensing fees of $0.2 million.
Acquisition and Integration Related. Our acquisition and integration related expenses were $0.1 million for the fiscal 2014 third quarter and $0.5 million for the fiscal 2014 first nine months related to the Harris acquisition.
Sales and Marketing. Our sales and marketing expenses increased from $3.4 million for the fiscal 2014 third quarter to $3.8 million for the fiscal 2015 third quarter, an increase of $0.4 million, or 11%. The increase was due to increased spending of $0.1 million for advertising, brand development and product promotions to increase our LED revenue opportunities, increased commissions of $0.1 million due to the increase in lighting product revenue, an increase in compensation expense of $0.1 million due to sales headcount additions, an increase in bad debt expense of $0.1 million and an increase in travel of $0.1 million. These increases were offset by reduced depreciation of $0.1 million as certain of our sales information systems reached the end of their depreciable lives. We have recently been increasing, and intend to continue to increase, our in-market sales force during fiscal 2015. Additionally, we have been investing and intend to continue to invest, in a re-branding initiative during fiscal 2015 to educate our customers about our LED product offerings. Our sales and marketing expenses decreased from $10.3 million for the fiscal 2014 first nine months to $10.0 million for the fiscal 2015 first nine months, a decrease of $0.3 million, or 3%. The decrease was due to reduced commission expense of $0.2 million due to the decline in revenue, reduced depreciation of $0.4 million as certain of our sales information systems reached the end of their depreciable lives, and reduced travel expenses of $0.3 million due to the sale of our corporate jet. These decreases were partially offset by increased spending of $0.3 million for advertising, brand development and product promotions to increase LED revenue opportunities and $0.3 million of incremental expenses resulting from the acquisition of Harris during fiscal 2014.
Total sales and marketing headcount was 87 and 89 at December 31, 2013 and 2014, respectively.
Research and Development. Our research and development expenses, or R&D, increased from $0.5 million for the fiscal 2014 third quarter to $0.9 million for the fiscal 2015 third quarter, an increase of $0.4 million, or 86%. Our R&D expenses increased from $1.4 million for the fiscal 2014 first nine months to $1.9 million for the fiscal 2015 first nine months, an increase of $0.5 million, or 36%. Our R&D expenses increased during the third quarter and first nine months due to spending for samples, testing and certification of our new LED products. We expect our R&D expenses to continue to increase during the fourth quarter of fiscal 2015 due to our initiatives to expand our LED fixture product lines.
Interest Expense. Our interest expense decreased from $123 thousand for the fiscal 2014 third quarter to $62 thousand for the fiscal 2015 third quarter, a decrease of $61 thousand, or 50%. Our interest expense decreased from $378 thousand for the fiscal 2014 first nine months to $235 thousand for the fiscal 2015 first nine months, a decrease of $143 thousand, or 38%. The decrease in interest expense was due to the reduction in financed contract debt for our OTAs.
Interest Income. Our interest income decreased from $132 thousand for the fiscal 2014 third quarter to $69 thousand for the fiscal 2015 third quarter, a decrease of $63 thousand, or 48%. Our interest income decreased from $459 thousand for the fiscal 2014 first nine months to $246 thousand for the fiscal 2015 first nine months, a decrease of $213 thousand, or 46%. Our interest income decreased as we increased the utilization of third party finance providers for a majority of our financed projects. In the future, we expect our interest income to continue to decrease as we continue to utilize third party finance providers for our OTA projects.
Income Taxes. Our income tax expense increased from an income tax benefit of $99 thousand for the fiscal 2014 third quarter to an income tax expense of $18 thousand for the fiscal 2015 third quarter, an increase of $117 thousand, or 118%. Our income tax expense increased from a benefit of $2.3 million for the fiscal 2014 first nine months to income tax expense of $41 thousand for the fiscal 2015 first nine months, an increase of $2.3 million, or 102%. During our fiscal 2014 first nine months, we reversed $2.2 million of our valuation reserve to offset deferred tax liabilities created by the acquisition of Harris. Our effective income tax rate for the 2015 third quarter was 0.2%, compared to 613.5% for the 2014 third quarter. The change in effective rate was due primarily to the changes in the valuation reserve and expected minimum state tax liabilities.
U.S. Markets Segment
Our U.S. Markets Division sells lighting solutions into the wholesale markets.
The following table summarizes our U.S. Markets segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2013	2014	2013	2014
Revenues	$15,598	$12,078	$42,200	$27,503
Operating income (loss)	$721	$(1,686)	$1,703	$(12,123)
Operating margin	4.6%	(14.0)%	4.0%	(44.1)%
U.S. Markets segment revenue decreased $3.5 million, or 23%, from $15.6 million for the fiscal 2014 third quarter to $12.1 million for the fiscal 2015 third quarter. U.S. Markets segment revenue decreased $14.7 million, or 35%, from $42.2 million for the fiscal 2014 first nine months to $27.5 million for the fiscal 2015 first nine months. The decrease in revenue for the fiscal 2015 third quarter and the fiscal 2015 first nine months was primarily due to the delay in customer purchasing decisions resulting from the continuing emergence of LED lighting solutions. We believe customers delayed decisions throughout the first nine calendar months of 2014 as they monitored and evaluated lighting technology alternatives. We believe that our initiatives to expand the number of our key resellers has resulted in increased pipeline of prospective lighting deals and are helping to position for future potential growth in this segment.
U.S. Markets segment operating income decreased $2.4 million, or 334%, from operating income of $0.7 million for the fiscal 2014 third quarter to an operating loss of $1.7 million for the fiscal 2015 third quarter. U.S. Markets segment operating income decreased $13.8 million, or 811%, from operating income of $1.7 million for the fiscal 2014 first nine months to an operating loss of $12.1 million for the fiscal 2015 first nine months. The decrease in operating income for the fiscal 2015 third quarter was due to the decline in revenue and the related reduction in contribution margin dollars and increased compensation expenses resulting from headcount additions to our in-market sales staff. The decrease in operating income for the fiscal 2015 first nine months was due to $7.5 million of expense related to the proportional long-term inventory controls impairment charge incurred during the fiscal 2015 second quarter, the decline in revenue and the reduction in contribution margin dollars and increased compensation expenses resulting from headcount additions to our in-market sales staff.
Engineered Systems Segment
Our Engineered Systems Division sells lighting products and construction and engineering services direct to end users. Our Engineered Systems Division will also complete the construction management services related to existing contracted solar PV projects.
The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2013	2014	2013	2014
Revenues	$12,094	$13,707	$33,839	$24,527
Operating income (loss)	$1,642	$(1,143)	$3,045	$(9,973)
Operating margin	13.6%	(8.3)%	9.0%	(40.7)%
Engineered Systems segment revenue increased $1.6 million, or 13%, from $12.1 million for the fiscal 2014 third quarter to $13.7 million for the fiscal 2015 third quarter. The increase in revenue was due to the sale of lighting products to several large automotive manufacturing facilities and a multi-facility roll-out to a national retailer. Engineered Systems segment revenue decreased $9.3 million, or 28%, from $33.8 million for the fiscal 2014 first nine months to $24.5 million for the fiscal 2015 first nine months. The decrease in revenue was due to a decrease in the number and size of solar projects under construction which resulted in a revenue decrease of $19.2 million for the fiscal 2015 first nine months, offset by an increase in LED lighting revenue and the acquisition of Harris.
Engineered Systems segment operating income decreased $2.7 million, or 170%, from operating income of $1.6 million for the fiscal 2014 third quarter to an operating loss of $1.1 million for the fiscal 2015 third quarter. The decrease in operating income was a result of an increased mix of lower margin LED products due to higher material input costs and manufacturing inefficiencies. Engineered Systems segment operating income decreased $13.0 million, or 428%, from operating income of $3.0 million for the fiscal 2014 first nine months to an operating loss of $10.0 million for the fiscal 2015 first nine months. The decrease in operating income was due to $4.6 million of expense related to the proportional long-term inventory controls impairment charge incurred during the fiscal 2015 second quarter, to the decline in revenue and the reduction in contribution margin dollars, to the mix increase of lower margin LED products and a $0.3 million increase in amortization expense related to intangible assets as a result of the Harris acquisition in July 2013.
Distribution Services Segment
Our Distribution Services Division sells lighting products internationally and is developing a network of broad line distributors.
The following table summarizes our Distribution Services segment operating results:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(dollars in thousands)	2013	2014	2013	2014
Revenues	—	353	—	813
Operating loss	—	(152)	—	(318)
Operating margin	—%	(43.1)%	—%	(39.1)%
Distribution Services segment revenue increased from $0 for the fiscal 2014 third quarter to $0.3 million for the fiscal 2015 third quarter. Distribution Services segment revenue increased from $0 for the fiscal 2014 first half to $0.8 million for the fiscal 2015 first nine months. The increase in revenue for the fiscal 2015 third quarter and the fiscal 2015 first nine months was due to the organizational changes that occurred at the beginning of fiscal 2015 and the new distribution markets into which our Distribution Services division sells.
Distribution Services had an operating loss of $0.2 million for the fiscal 2015 third quarter. Distribution Services had an operating loss of $0.3 million for the fiscal 2015 first nine months. The operating loss was due to the impact of low factory utilization levels on gross margin and our investment in selling costs to start-up this business unit.

Liquidity and Capital Resources
Overview
We had approximately $4.8 million in cash and cash equivalents and $0.5 million in short-term investments as of December 31, 2014, compared to $17.6 million and $0.5 million at March 31, 2014. Our cash equivalents are invested in money market accounts with maturities of less than 90 days and an average yield of 0.24%. Our short-term investment account consists of a bank certificate of deposit in the amount of $0.5 million with an expiration date of March 2015 and a yield of 0.50%. In July 2013, we completed the acquisition of Harris. The purchase price was paid through a combination of $5.0 million in cash, $3.1 million in a three-year unsecured subordinated note bearing interest at the rate of 4% per annum, and the issuance of 856,997 unregistered shares of common stock, representing a fair value on the date of issuance of $2.1 million. We also agreed to issue up to $1.0 million of our unregistered common stock if Harris met certain financial targets through December 31, 2014. In October 2013, we amended the earn-out provisions of the Harris purchase agreement to fix the future consideration for the earn-out at $1.4 million and eliminated the requirement that certain financial targets must be achieved, although the employee retention provisions still applied to the Harris shareholders who became our employees. In January 2014, we issued an aggregate of 84 thousand shares of our common stock, representing a fair value on the date of issuance of $0.6 million. In December 2014, we further amended the earn-out provision of the Harris purchase agreement to defer the final $0.8 million cash payment scheduled for January 1, 2015 to February 13, 2015. During the fourth quarter of fiscal 2015, we expect to pay $0.8 million to the former shareholders of Harris as the final cash payment on the earn-out component of our Harris purchase agreement.

In May 2014, we sold our building and equipment located in Plymouth, Wisconsin as we consolidated our Wisconsin operations into our corporate headquarters located in Manitowoc, Wisconsin. The sale resulted in net proceeds, after commissions and expenses, of approximately $1.0 million.
On November 6, 2014, we received a letter from JPMorgan Chase Bank terminating the bank’s obligations to make further loans to us under our existing revolving credit agreement and our OTA credit agreement due to our failure to meet certain financial covenants and stating the outstanding loans were due and payable. As of such date, we had an outstanding OTA credit agreement loan balance of $467 thousand and no amounts outstanding on the revolving credit agreement. During the fiscal 2015 third quarter, we paid our outstanding obligations under the OTA credit agreement with existing cash balances.
On February 5, 2015, we paid the remaining outstanding balance of $0.5 million on our mortgage note payable with Hometown Bank to facilitate providing additional collateral security to Wells Fargo Bank, National Association under our new credit facility as discussed below.
On February 5, 2015, we paid the remaining outstanding balance of $26 thousand on a note payable with the Wisconsin Department of Commerce to provide additional collateral security to Wells Fargo Bank, National Association under our new credit facility as discussed below.
On February 6, 2015, we entered into a new credit and security agreement with Wells Fargo Bank, National Association providing for a new three-year revolving credit facility. The agreement provides for an initial credit limit of $15.0 million, subject to a borrowing base requirement based on eligible receivables and inventory. Borrowings under the agreement will bear interest at the daily three-month LIBOR plus 3.0% per annum.
We continue to actively pursue potential acquisition opportunities. Any future potential acquisitions would likely be funded by our available cash, our credit agreement borrowing capacity, seller financing and/or the issuance of additional equity or debt securities.
On January 17, 2014, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we have the flexibility to publicly offer and sell from time to time up to $75 million of debt and/or equity securities. The filing of the shelf registration statement will help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.
Our future liquidity needs are dependent upon many factors, including our revenue, gross margins, cash management practices, capital expenditures, cost containment measures and future potential acquisition transactions.

Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2013 and 2014 (in thousands):

	Nine Months Ended December 31,
	2013	2014
Operating activities	$10,849	$(10,217)
Investing activities	(5,308)	(670)
Financing activities	(1,578)	(1,926)
Increase (decrease) in cash and cash equivalents	$3,963	$(12,813)
Cash Flows Related to Operating Activities. Cash used in operating activities for the first nine months of fiscal 2015 was $10.2 million and consisted of net cash used by changes in operating assets and liabilities of $0.1 million and a net loss adjusted for non-cash expense items of $10.1 million. Cash used by changes in operating assets and liabilities consisted of an increase in accounts receivable of $1.9 million due to the increase in lighting revenue, an increase in inventories of $3.0 million due to the increase in LED product revenue and increased component and finished good inventories, an increase in prepaid and other assets of $3.6 million for unbilled revenue related to completed finance projects and an increase in deferred revenue of $0.3 million. Cash provided by changes in operating assets and liabilities included an increase of $8.1 million in accounts payable due to the increase in inventory purchases to support our growth in lighting product revenue and project installation costs and an increase in accrued expenses of $0.7 million due to increased warranty reserves.
Cash provided from operating activities for the first nine months of fiscal 2014 was $10.8 million and consisted of net cash provided by changes in operating assets and liabilities of $6.1 million and net income adjusted for non-cash expense items of $4.7 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $4.1 million in inventory on decreased purchases of lighting components, predominantly fluorescent ballasts and lamps, wireless controls and LED components, an increase in accounts payable of $1.9 million due to the timing of vendor payments for solar project materials and construction installation costs, a decrease in deferred contract costs of $1.4 million due to the timing of project completions and a decrease in accounts receivable of $2.4 million related to customer collections. Cash used from changes in operating assets and liabilities included a $2.2 million increase in prepaid expenses and other for unbilled revenue related to solar projects where construction progress is billed to the customer at the beginning of the month following the month in which the work was performed, a decrease in deferred revenue due to the timing of project completions and a decrease in accrued expenses due to the timing of project billing for a large solar project under construction.
Cash Flows Related to Investing Activities. For the first nine months of fiscal 2015, cash used in investing activities was $0.7 million, which included $1.0 million of proceeds from the sale of our facility in Plymouth, Wisconsin, offset by $1.6 million for capital improvements related to new product tooling, information technology systems and infrastructure investments to improve response time to customers and generate business efficiencies, and $0.1 million for investment in patents.
For the first nine months of fiscal 2014, cash used in investing activities was $5.3 million. This included $5.0 million related to the acquisition of Harris and $0.4 million for capital improvements related to product development tooling and information technology systems. Cash provided by investing activities included $0.1 million in proceeds from asset sales.
Cash Flows Related to Financing Activities. For the first nine months of fiscal 2015, cash flows used in financing activities were $1.9 million which included $2.7 million used for repayment of long-term debt and $0.1 million for financing costs partially offset by $0.4 million received from stock option exercises and stock note repayments and $0.4 million for the refinancing of the terminated JP Morgan OTA credit facility.
For the first nine months of fiscal 2014, cash flows used in financing activities were $1.6 million, which included $2.4 million for repayment of long-term debt. Cash flows provided by financing activities included $0.8 million received from stock option exercises and for stock note repayments.
Working Capital
Our net working capital as of December 31, 2014 was $21.6 million, consisting of $46.3 million in current assets and $24.7 million in current liabilities. Our net working capital as of March 31, 2014 was $33.1 million, consisting of $50.3 million in current assets and $17.2 million in current liabilities. Our current accounts receivables increased from our fiscal 2014 year-end by $2.9 million due to increased revenue during our fiscal 2015 third quarter. Our current inventories increased from our fiscal 2014 year-end by $3.3 million due to increases in LED component inventories to support expected increases in future LED product sales. Our deferred contract costs increased from our fiscal 2014 year-end by $0.1 million due to product shipments on financed contracts where project completion has not yet occurred. Our prepaid expenses and other assets increased from our fiscal 2014 year-end by $2.5 million due to the sale of our Plymouth building resulting in a $1.0 decrease and a $3.7 million increase in unbilled revenue related to the timing of cash receipts on financed construction projects. Our accounts payable increased from our fiscal 2014 year end by $8.1 million due to increased inventory purchases, increased installation services and the timing of vendor payments. Our accrued expenses increased from our fiscal 2014 year-end by $0.5 million due to increases in accrued warranty costs. Deferred revenue decreased from our fiscal 2014 year end by $0.2 million due to the timing of project billing on solar projects.
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
Indebtedness
Prior Credit Agreements with JP Morgan
We previously had an amended credit agreement (JPM Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan) that provided for a revolving credit facility (JPM Credit Facility). Borrowings under the JPM Credit Facility were limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the JPM Credit Facility was greater than $5.0 million. In addition, we previously had a credit agreement with JP Morgan that provided up to $5.0 million that was immediately available to fund completed customer contracts under our OTA finance program. We had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowings.
On November 6, 2014, we received a letter from JP Morgan terminating the bank’s obligations to make any further loans to us under the revolving JPM Credit Agreement and the OTA credit agreement due to our failure to meet certain financial covenants and declaring the outstanding loans due and payable. As of such date, we had an outstanding OTA credit agreement loan balance of $467 thousand and no amounts outstanding on the JPM Credit Agreement. We fully satisfied our outstanding obligations under the OTA credit agreement with existing cash balances.
New Revolving Credit Agreement
On February 6, 2015, we entered into a new three-year credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. Borrowings under the Credit Facility are initially limited to $15.0 million, subject to a borrowing base requirement based on eligible receivables and inventory. Such limit may increase to $20.0 million, subject to the borrowing base requirement, after July 31, 2016, if we satisfy certain conditions. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit. Based on our preliminary calculations of our borrowing base, we believe that we have approximately $13.0 million of current borrowing capacity under the Credit Facility.
From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement will require us to maintain as of the end of each month a minimum ratio for the trailing 12-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement also contains other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets.
Each of our subsidiaries is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of our and each of our subsidiary’s personal property (excluding various assets relating to customer throughput agreements) and a mortgage on certain real property.
Borrowings under the Credit Agreement will bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. We must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.

Capital Spending
Capital expenditures totaled $1.6 million during the first nine months of fiscal 2015 due to investments in new product tooling, information system technologies and infrastructure investments to improve our response time to customers and generate business efficiencies. We expect to incur approximately $0.3 to $0.4 million in capital expenditures during the fourth quarter of fiscal 2015. Our capital spending plans predominantly consist of investments related to new product development tooling and investments in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of December 31, 2014 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$4,356	$2,677	$1,195	$126	$358
Cash interest payments on debt	403	147	93	63	100
Operating lease obligations	589	290	292	7	—
Purchase order and cap-ex commitments(1)	9,099	9,099	—	—	—
Total	$14,447	$12,213	$1,580	$196	$458
___________

(1)	Reflects non-cancellable purchase order commitments in the amount of $9.1 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

State Tax Assessment
We are currently negotiating a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of our products for tax purposes under Wisconsin law. The issue under review is whether the installation of our lighting systems is considered a real property construction activity under Wisconsin law. We currently expect to resolve the matter with the Wisconsin Department of Revenue in calendar year 2015.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2014. For the nine months ended, December 31, 2014, there were no material changes in our accounting policies.
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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2014 pursuant to Rule 13a-15(b) of the Exchange Act of 1934 (the “Exchange Act”). Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings. As of the date hereof, we are unable to currently assess whether the final resolution of any such claims or legal proceedings may have a material adverse effect on us.
On March 27, 2014, we were named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, our former chief executive officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleges, among other things, that we breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint seeks, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted our motion to dismiss six of the plaintiff's claims. On January 9, 2015, the plaintiff filed an amended complaint re-alleging claims that were dismissed by the Court, including, among other things, a retaliation claim and certain claims with respect to prior management agreements and certain intellectual property rights. On January 22, 2015, we filed a motion to dismiss and a motion to strike certain of the claims made in the amended complaint. We believe that we have substantial legal and factual defenses to the plaintiff's claims and allegations remaining in the case and that we will prevail in this proceeding. We intend to defend against the claims vigorously.
On May 29, 2014, the Equal Employment Opportunity Commission (EEOC) filed a claim against us alleging certain violations of the Americans with Disabilities Act (ADA) with regard to an employee. In addition, on August 20, 2014, the EEOC filed a claim against us alleging certain violations of the ADA with respect to our wellness program. We do not believe these claims will have a material adverse impact on our future results of operations.
There have been no other material changes to the legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which we filed with the Securities and Exchange Commission on June 13, 2014.

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the updates set forth below, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which we filed with the SEC on June 13, 2014.
We are subject to financial and operating covenants in our new credit agreement and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could result in our being unable to borrow under our new credit agreement and other negative consequences.
Our new credit agreement with Wells Fargo Bank, National Association may from time to time require us to maintain a minimum fixed charge coverage ratio. The credit agreement also contains other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets.
There can be no assurance that we will be able to comply with the financial and other covenants in our new credit agreement. Our failure to comply with these covenants could cause us to be unable to borrow under the credit agreement and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under the credit agreement, which would require us to pay all amounts then outstanding. Such an event could materially adversely affect our financial condition and liquidity. Additionally, such events of non-compliance could impact the terms of any additional borrowings and/or any credit renewal terms. Any failure to comply with such covenants would be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.
The success of our business depends upon our adaptation to the changing market conditions in the lighting industry and on market acceptance of our lighting retrofit solutions using new LED technologies.
Since we believe that the market for lighting products is currently experiencing a significant technology shift to LED lighting systems, we are increasingly focusing our business on providing lighting retrofit solutions using new LED technologies in lieu of traditional HIF lighting upon which our business has historically relied.

As a result, our future success depends significantly upon the adoption rate of LED products within our primary markets and our ability to participate in this anticipated market trend. To be an effective participant in this expected growing LED market opportunity, we must keep up with the evolution of LED technology, which has been moving at a fast pace. We may be unable to successfully develop and market new LED products or services that keep pace with technological or industry changes, satisfy changes in customer demands or comply with present or emerging government and industry regulations and technology standards. The development and introduction of new LED products may result in increased warranty expenses and other new product introduction expenses. In addition, we will incur substantial costs to research and develop new LED products, which will increase our expenses, without guarantee that our products and services will be commercially viable. Moreover, if the market shift to LED lighting does not occur or new sources of lighting are developed, our current products and technologies could become less competitive or obsolete, which could result in reduced revenue, reduced earnings or increased losses and/or inventory and other impairment charges. Additionally, as the lighting retrofit market continues to shift to LED lighting products from HIF and other traditional lighting products, customer purchasing decisions have been delayed as they evaluate the relative advantages and disadvantages of the lighting retrofit product alternatives and wait for further decreases in the price of LED lighting products. These circumstances have led, and may continue to lead, to reduced revenue for us in the periods affected. Our primary focus on selling our generally lower margin LED products to our retrofit customers in the future in lieu of our traditional HIF lighting products will likely also lead to reduced revenues for our generally higher margin HIF products, thus increasing our reliance on our new LED products and potentially resulting in inventory or other impairment charges.
As we attempt to adapt our business organization to this quickly evolving market, we are considering implementing significant changes to our manufacturing operations to increase our flexibility, remain competitive and lower our cost structure. Implementing these initiatives may result in our incurring additional cost and expenses, including potential asset impairment or write-down charges and other repositioning expenses and charges, which would likely materially adversely affect our results of operations. Additionally, we have been managing through significant change in our vendor supply chain as LED product portfolio and our product revenue continue to increase and we place more focus on this product line. We currently believe that our recent efforts to negotiate further lower material input costs will improve our LED product gross margins beginning during our fiscal 2016, and after we have completed our existing inventory purchase commitments. However, we may not be able to realize the gross margin benefits in the amounts or on the timetable anticipated and we may experience higher warranty expenses in the future as we implement our manufacturing and assembly process changes. It is also possible that, as we continue to focus our sales efforts on our LED product lines, we may increase our risk of inventory obsolescence for our legacy lighting product lines or even for outmoded LED products.
Finally, in connection with our primary focus on selling our LED products in the future, we expect our results of operations to fluctuate from quarter to quarter as customers may continue to delay purchasing decisions as they evaluate their return on investment from purchasing new LED products compared to alternative lighting solutions, the pricing of LED products continues to fall and LED products continue to gain more widespread customer acceptance. Similarly, these circumstances have impacted, and may continue to, adversely impact, our product gross margins and our profitability from quarter to quarter.
If we are unable to achieve market acceptance of our lighting retrofit solutions using new LED technologies or realize the expected benefits from our conversion to LED technologies, our results of operations and financial condition will likely be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 8, 2014, 38,980 warrants were exercised for a total of 38,980 shares of common stock. The sales were made pursuant to Section (4)(a)(2) of the Securities Act of 1933.

ITEM 5.	OTHER INFORMATION
On February 6, 2015, we entered into a new three-year loan and security agreement with Wells Fargo, N.A. allowing us to initially borrow up to $15.0 million on a revolving basis (the "Revolving Credit Agreement"). Please see Note K in the Consolidated Financial Statements, which is incorporated herein by reference. The foregoing summary does not purport to be complete and is qualified by reference to the Revolving Credit Agreement which is filed as an exhibit to this Form 10-Q, which is incorporated herein by reference.

ITEM 6.	EXHIBITS
(a)Exhibits

10.1
Credit and Security Agreement dated as of February 6, 2015 among Orion Energy Systems, Inc. and certain of its subsidiaries, as borrowers and guarantors, and Wells Fargo Bank, National Association, as lender.

10.2	Letter Agreement with shareholders of Harris Manufacturing Inc. and Harris LED.
31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2015.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended December 31, 2014

10.1
Credit and Security Agreement dated as of February 6, 2015 among Orion Energy Systems, Inc. and certain of its subsidiaries, as borrowers and guarantors, and Wells Fargo Bank, National Association, as lender.

10.2	Letter Agreement with shareholders of Harris Manufacturing Inc. and Harris LED.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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