Form 10-K
period 2015-03-31
ORION ENERGY SYSTEMS, INC.
filed 2015-06-12
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $84.6 million.
As of June 5, 2015, there were 27,551,188 shares of the Registrant’s common stock outstanding.
______________________________
 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on August 5, 2015 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Form 10-K includes forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	our development of, and participation in, new product and technology offerings or applications, including customer acceptance of our new light emitting diode, or LED, product lines;

•	deterioration of market conditions, including our dependence on customers' capital budgets for sales of products and services;

•	our ability to compete and execute our strategy in a highly competitive market and our ability to respond successfully to market competition;

•	our ability to successfully implement our strategy of focusing on lighting solutions using new LED technologies in lieu of traditional HIF lighting upon which our business has historically relied;

•	our ability to realize expected cost savings from our transition to focusing on new LED technologies;

•	our ability to successfully complete and fund potential future acquisitions;

•	our increasing reliance on third parties for the manufacturing and development of products and product components;

•	our ability to achieve and sustain profitability;

•	our ability to effectively manage the growth of our business, including expansion of our business internationally through our Orion distribution services division;

•	adverse developments with respect to litigation and other legal matters that we are subject to;

•	our failure to comply with the covenants in our revolving credit agreement;

•	increasing duration of customer sales cycles;

•	fluctuating quarterly results of operations as we focus on new LED technologies;

•	the market acceptance of our products and services;

•	our ability to recruit and hire sales talent to increase our in-market sales;

•	price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products;

•	loss of one or more key customers or suppliers, including key contacts at such customers;

•	our ability to effectively manage our product inventory to provide our products to customers on a timely basis;

•	a reduction in the price of electricity;

•	the cost to comply with, and the effects of, any current and future government regulations, laws and policies;

•	increased competition from government subsidies and utility incentive programs;

•	the availability of additional debt financing and/or equity capital; and

•	potential warranty claims.

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

3

ORION ENERGY SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2015

ITEM 1.	BUSINESS
As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “Orion,” “we,” “us,” “our,” “Company” and similar references are to Orion Energy Systems, Inc. and its consolidated subsidiaries.
Overview
We are a leading designer and manufacturer of high performance, energy efficient lighting platforms. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial high bay, although we do sell and install products into other markets. Virtually all of our sales occur within North America.
We are primarily focused on providing commercial and industrial facilities lighting retrofit solutions in North America using new solid state light emitting diode (“LED”) technology. Our principal customers include national accounts, energy service companies, electrical contractors and electrical distributors. Currently, substantially all of our products are manufactured at our production facility location in Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve in order to have versatility in our product development.
While we continue to provide solutions and support using our legacy high intensity fluorescent (“HIF”) technology, we believe the market for lighting products is currently in a significant technology shift to LED lighting systems. Compared to legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. We expect our LED lighting technologies to become the primary component of our future revenue as we strive to be the leader in the industry transition to LED lighting technology. According to a May 2013 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. In fiscal 2015, our LED lighting sales totaled $30.8 million or 47.8% of our total lighting product revenue, compared to $4.8 million or 8.1% of our total lighting product revenue for fiscal 2014.
We previously marketed and implemented renewable energy systems consisting primarily of solar generating photovoltaic, or PV, systems and wind turbines. During fiscal 2013 and fiscal 2014, we experienced a significant reduction in new solar PV orders. We attribute this to reduced cash incentives and declining pricing in the renewable energy credit markets. During fiscal 2014, we deemphasized our efforts to obtain new PV construction contracts and focused on the completion of previously received orders within our solar backlog, which has decreased from $36.1 million at the beginning of our fiscal 2013 year to $0.2 million as of March 31, 2015. We expect this trend to continue through fiscal 2016. In response to this solar order decline and our decision not to pursue new PV orders, we redeployed personnel to focus on the opportunities within the LED retrofit market.
Reportable Segments
Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker, or CODM, regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer.
Beginning in fiscal 2015, we reorganized our business into the following business segments: U.S. markets, Orion engineered systems and Orion distribution services. Our U.S. markets division focuses on selling our lighting solutions into the wholesale markets. Its customers include domestic energy service companies and electrical contractors. Our Orion engineered systems division focuses on selling lighting products and construction and engineering services direct to end users. Additionally, Orion engineered systems will complete the construction management services related to existing contracted solar PV projects. Its customers include national accounts, government, municipal and schools. Our Orion distribution services division focuses on selling our lighting products internationally and began to develop a network of broad line distributors. We began reporting under these new segments during our first quarter of fiscal 2015.
Previously, as of March 31, 2014, we operated in two business segments, which we referred to as our energy management division and our engineered systems division. Historically, sales of all our lighting products and the related costs were combined through our energy management division and sales of our solar PV systems and the related costs were reported through our engineered systems division.
For financial results by reportable segment, please refer to Note J, "Segment Data" in our consolidated financial statements included in Item 8 of this Annual Report.

U.S. Markets Division
Our U.S. Markets division develops, manufactures and sells our commercial LED and HIF lighting systems and energy management systems to the wholesale markets. Our U.S. Markets customers include energy service companies, or ESCOs and electrical contractors.
We have been increasing the the number of our in-market sales force to focus on developing indirect customers which have represented a larger portion of our lighting revenue. We believe the effective expansion of our indirect customer base will help to increase our total revenue and operating profit due to the extent we are successful in increasing our overall market coverage and awareness in regional and local markets. In fiscal 2015, we generated approximately 55% of our revenues from such indirect sales, compared to 63% in fiscal 2014 and 59% in fiscal 2013.
Engineered Systems Division
Our engineered systems division develops, manufactures, sells and provides technical services for the sale of our commercial LED and HIF lighting and energy management systems. Additionally, our engineered systems division also completes the construction management services related to existing contracted solar PV projects.
In fiscal 2015, we generated approximately 45% of our lighting revenue in this segment through direct sales relationships with end users, compared to 37% in fiscal 2014 and 41% in fiscal 2013.
During fiscal 2013 and fiscal 2014, we experienced a significant reduction in new solar PV orders within this division. We attributed this to reduced cash incentives and declining pricing in the renewable energy credit markets.
During fiscal 2014 and fiscal 2015, we deemphasized our efforts to obtain new PV construction contracts and focused on the completion of previously received orders within our solar backlog. We expect this trend to continue through fiscal 2016. In response to this solar order decline and our de-emphasis on pursuing new PV orders, we redeployed personnel to focus on the opportunities within our energy management division.
Distribution Services Division
Our Orion distribution services division focuses on selling our lighting products internationally and has been developing a network of broad line distributors. Our distribution services division did not have significant activity during fiscal 2015.
Our Market Opportunity
We are primarily focused on providing commercial and industrial facilities lighting retrofit solutions in North America using new solid state LED technology. While we continue to provide solutions using our legacy HIF technology, we believe the market for lighting products is currently in a significant technology shift to LED lighting systems. Compared to legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies.
Our energy management systems deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. We estimate that our LED and HIF energy management systems reduce our customers’ lighting-related electricity costs by approximately 50% to 80%, while increasing their quantity of light by approximately 50% and improving lighting quality when replacing traditional high intensity discharge, or HID, fixtures. Our customers typically realize a one-to-three-year payback period from electricity cost savings generated by our LED and HIF lighting systems without considering utility incentives or government subsidies. We have sold and installed our LED and HIF fixtures in over 11,900 facilities across North America, representing approximately 1.9 billion square feet of commercial and industrial building space, including for 174 Fortune 500 companies.
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
Commercial office and retail. Our commercial office and retail market includes commercial office buildings, retail store fronts, government offices, schools and other buildings with traditional ten to 12 foot ceiling heights. The DOE estimates that there are approximately 957 million office troffer fixtures within the United States, which is a rectangular light fixture that fits into a modular dropped ceiling grid. We believe we have the opportunity to increase our revenue by serving this market with our LED Door Retrofit, or LDRTM, lighting solutions.
Area lighting. Our market for area lighting includes parking garages, surface lots, automobile dealerships and gas service stations. The DOE estimates that there are approximately 54 million area lighting fixtures within the United States.

Industrial high bay. Our market for industrial facilities includes manufacturing facilities, distribution and warehouse facilities, government buildings and agricultural buildings. These facilities typically contain “high bay” lighting fixtures. The DOE estimates that there are approximately 67 million high bay fixtures within the United States. We estimate that approximately 50% of this market still utilizes inefficient HID lighting technologies.
Commercial and industrial facilities in the United States employ a variety of lighting technologies, including HID, traditional fluorescents, LED and incandescent lighting fixtures. In a 2014 report, the DOE estimated that these facilities represent approximately 30% of all lighting installations, but are responsible for well over half of the total electricity consumption for all lighting in the United States. Our LED and HIF lighting systems typically replace HID and HIF fixtures, which operate inefficiently because, according to the Electric Power Research Institute, or EPRI, HID fixtures only convert approximately 36% of the energy they consume into visible light. We estimate our HIF and LED lighting systems generally reduce lighting-related electricity costs by approximately 50% to 80% compared to HID fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality.
We believe that utilities within the United States recognize the importance of energy efficiency as an economical means to manage capacity constraints and as a low-cost alternative when compared to the construction costs of building new power plants. Accordingly, many of these utilities are continually focused on demand reduction through energy efficiency. According to our research of individual state and utility programs, 49 states, through legislation, regulation or voluntary action, have seen their utilities design and fund programs that promote or deliver energy efficiency. In fact, as of May 31, 2015, only Alaska does not have some form of utility or state energy efficiency programs for any of their commercial or industrial customers. Our energy management products are not solely dependent upon these incentive programs, but we do believe that these incentive programs provide an important benefit as our customers evaluate their out-of-pocket cash investments.
Our Solution
50/50 Value Proposition. We estimate our industrial high-bay lighting systems generally reduce lighting-related electricity costs by approximately 50% to 80% compared to legacy fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality. In the commercial office and retail markets, we estimate our lighting systems generally reduce electricity costs by 50%. From December 1, 2001 through March 31, 2015, we believe that the use of our HIF and LED fixtures has saved our customers $3.1 billion in electricity costs and reduced their energy consumption by 40.5 billion kWh.
Multi-Facility Roll-Out Capability. We offer our customers a single source, turn-key solution for project implementation in which we manage and maintain responsibility for entire multi-facility roll-outs of our energy management solutions across North American commercial and industrial facility portfolios. This capability allows us to offer our customers an orderly, timely and scheduled process for recognizing energy reductions and cost savings.
Rapid Payback Period. In most retrofit projects where we replace HID and HIF fixtures, our customers typically realize a one-to-three year payback period on our lighting systems. These returns are achieved without considering utility incentives or government subsidies (although subsidies and incentives are continually being made available to our customers and us in connection with the installation of our systems that further shorten payback periods).
Easy Installation, Implementation and Maintenance. Most of our HIF and LED fixtures are designed with a lightweight construction and modular plug-and-play architecture that allows for fast and easy installation, facilitates maintenance and allows for easy integration of other components of our energy management system. Our office LED LDRTM products are designed to allow for a fast and easy installation without disrupting the ceiling space or the office work space. We believe our system’s design reduces installation time and expense compared to other lighting solutions, which further improves our customers’ return on investment. We also believe that our use of standard components reduces our customers’ ongoing maintenance costs.
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
Comprehensive Energy Management System. Our comprehensive energy management system enables us to reduce our customers’ base and peak load electricity consumption. By replacing existing fixtures with our LED and HIF lighting systems, our customers permanently reduce base load electricity consumption while significantly increasing their quantity and quality of light. We can also add intelligence to the customer’s lighting system through the implementation of our InteLite wireless dynamic control devices. These devices allow our customers the ability to control and adjust their lighting and energy use levels based upon occupancy and type of occupancy (transient or sustained) for additional cost savings. Finally, we offer a further reduction in electricity consumption through the installation and integration of our ApolloTM Solar Light Pipe, which is a lens-based device that collects and redistributes renewable sunlight without consuming electricity. By integrating our ApolloTM Solar Light Pipe and lighting system with the intelligence of our InteLite product line, the output and electricity consumption of our lighting systems can be automatically adjusted based on the level of natural light being provided by our ApolloTM Solar Light Pipe and, in certain circumstances, our customers can illuminate their facilities and remain “off the grid” during peak hours of the day.
Environmental Benefits. By allowing for the permanent reduction of electricity consumption, our energy management systems reduce indirect CO2 emissions that are a negative by-product of energy generation. We estimate that one of our LED or HIF lighting systems, when replacing a standard HID fixture, displaces 0.245 kW of electricity, which, based on information provided by the EPA, reduces a customer’s indirect CO2 emissions by approximately 1.2 tons per year. Based on these figures, we estimate that the use of our HIF and LED fixtures has reduced indirect CO2 emissions by approximately 25.9 million tons through March 31, 2015.
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
Large and Growing Customer Base. We have developed a large and growing national customer base, and have installed our products in more than 11,900 commercial and industrial facilities across North America. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers. We intend to leverage our expertise in managing projects across multiple facilities within our new LED product markets, which now include new customer opportunities with banks, insurance companies, hospitals, fast food chains, retail storefronts, grocery and pharmacies.
Innovative Technology. We have developed a portfolio of 62 United States patents primarily covering various elements of our HIF and LED fixtures. We believe these innovations allow our HIF and LED fixtures to produce more light output per unit of input energy compared to competitive HIF and LED product offerings. We also have 40 patents pending that primarily cover various elements of our newly developed LED products and certain business methods. To complement our innovative energy management products, we have introduced integrated energy management services to provide our customers with a turnkey solution either at a single facility or across North American facility footprints. We believe that our demonstrated ability to innovate provides us with significant competitive advantages. We believe that our HIF and LED solutions offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID or traditional fluorescent fixtures.
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
Strong, Experienced Leadership Team. We have a strong and experienced senior management team led by our chief executive officer, John Scribante. Our senior leadership team of six individuals has a combined 62 years of experience with our company and a combined 77 years of experience in the lighting and energy management industries.
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
Our Growth Strategies

Emphasize LED Product and Market. We believe that the market for lighting products is currently experiencing a significant technology shift to LED lighting systems. Accordingly, our primary focus in the future will be emphasizing our lighting retrofit solutions using new LED technologies.
Develop New Sources of Revenue Through Expanded Product Offerings. We have expanded our role in the LED marketplace, and plan to increase sales of LED fixtures for commercial office and retail applications, schools and government buildings, freezer and cold-storage applications, exterior area applications, as well as high-bay interior applications.
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
Pursue Acquisitions. In the future, we intend to pursue acquisition opportunities that will increase the breadth of our energy technologies, expand our customer base, or provide us entry into new markets.
Expanded Reseller Network and Salesforce. In addition to selling directly to national account customers, we sell our lighting products and services indirectly to end users through wholesale sales to electrical contractors and energy service companies. We continue to build out our reseller network and we are also increasing our in-market sales force which generates revenue through our reseller channels.
Continue to Improve Operational Efficiencies. We are focused on continually improving the efficiency of our operations to increase the profitability of our business and allow us to continue to deliver our compelling value proposition.
Create a Culture to Support Growth. We are focused on establishing a corporate culture that embraces high-expectations and performance to continue to drive efficiency and deliver superior results to our customers.
Products and Services
Our lighting products consist primarily of LED and HIF lighting fixtures, although our primary focus in the future will be emphasizing our LED lighting fixtures. Currently, substantially all of our products are manufactured at our production facility location in Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve in order to have versatility in our product development. We are focused on researching, developing and/or acquiring new LED products and technologies that are innovative in the retrofit markets, such as the LED door retrofit and exterior LED lighting products introduced in October 2014. We plan to focus our efforts into creating innovative LED retrofit products while continuing to market and sell legacy HIF solutions to customers in markets where LED technology adoption is in its infancy. Together with these products, we offer our customers a variety of integrated energy management services, such as system design, project management and installation.
Products
The following is a description of our primary products:
The LED Door Retrofit: Our LED door retrofit, or LDRTM, product was obtained through our acquisition of Harris and was made available to the marketplace in January 2014. The LDRTM was expanded to include designs for architectural, industrial and contractor product lines. The LDRTM is designed to replace existing 4 foot by 2 foot and 2 foot by 2 foot fluorescent troffers that are frequently found in office or retail grid ceilings. Our LDRTM product is unique in that the LED optics and electronics are housed within the door frame which allows for installation of the product in approximately one minute. The product provides reduced maintenance expenses based upon LED chip lives ranging from 187,000 to 375,000 hours, which we equate to a performance life of the fixture's light source of between 60 and 100 years.
Interior LED High Bay Fixtures: Our LED interior high bay lighting products consists of our ApolloTM high bay and ISON® high bay products. Our ISON® class of LED interior fixture offers a full package of premium features, including low total cost of ownership, optics that exceed competitors in terms of lumen package, delivered light, modularity and advanced thermal management. Our ApolloTM class of LED interior fixtures is designed for new construction and retrofit projects where initial cost is the largest factor in the purchase decision. In addition, our LED interior lighting products are lightweight and, we believe, easy to handle, which further reduces installation and maintenance costs and helps to build brand loyalty with electrical contractors and installers.
Exterior LED Fixtures: In October 2014, we launched a suite of new exterior LED lighting products including our Orion ISON® Class LED Exterior Area Fixture and our ApolloTM LED Exterior Area Light and ApolloTM LED Wall Pack. Our patent pending ISON® class LED exterior area fixture offers a full package of premium features, including low total cost of ownership, optics that exceed competitors in terms of lumen package, delivered light, modularity, advanced thermal management, and numerous accessory options (such as ambient sensors and fixture color). Our ISON® class LED Wall Pack is a wall mounted fixture to complement our ISON® class LED Area Light.Our ApolloTM LED Exterior Area Light and ApolloTM LED Wall Pack are designed to meet the market demand for long life exterior applications. Our exterior ApolloTM line products are ideal for new construction and retrofit projects where initial cost is the largest factor in the purchase decision.
The Compact Modular. Historically, our primary product has been our line of high-performance HIF lighting systems, the Compact Modular, which includes a variety of fixture configurations to meet customer specifications. The Compact Modular generally operates at 224 watts per six-lamp fixture, compared to approximately 465 watts for the HID fixtures that it typically replaces. This wattage difference is the primary reason our HIF lighting systems are able to reduce electricity consumption by approximately 50% compared to HID fixtures. Our Compact Modular has a thermally efficient design that allows it to operate at significantly lower temperatures than HID fixtures and most other legacy lighting fixtures typically found in commercial and industrial facilities. Because of the lower operating temperatures of our fixtures, our ballasts and lamps operate more efficiently, allowing more electricity to be converted to light rather than to heat or vibration, while allowing these components to last longer before needing replacement.
InteLite® Dynamic Control Device. Our InteLite® wireless dynamic control products allow customers to remotely communicate with and give commands to individual light fixtures and other peripheral devices through web-based software, and allow the customer to configure and easily change the control parameters of each fixture based on a number of inputs and conditions, including time-of-day, motion and ambient light levels. Our InteLite® products can be added to our HIF and LED lighting systems during or after installation on a “plug and play” basis by coupling the wireless transceivers directly with the modular power pack. Because of their modular design, our InteLite® wireless products can be added to our energy management system easily and at lower cost when compared to lighting systems that require similar controls to be included at original installation or retrofitted. Our InteLite products allow us to provide reporting and metering capabilities at the individual control unit level. These capabilities allow for our customers to measure and evaluate energy consumption at the process level. Data can be collected and exported, allowing our customers to perform energy analysis across their facilities to identify operational practices and behaviors that better manage energy costs.
ApolloTM Solar Light Pipe. Our Apollo Solar Light Pipe is a lens-based device that collects and focuses renewable daylight, bringing natural light indoors without consuming electricity. Our ApolloTM Solar Light Pipe is designed and manufactured to maximize light collection during times of low sun angles, such as those that occur during early morning and late afternoon. The ApolloTM Solar Light Pipe produces maximum lighting “power” in peak summer months and during peak daylight hours, when electricity is most expensive. By integrating our ApolloTM Solar Light Pipe with our HIF lighting systems and InteLite wireless controls, the output and associated electricity consumption of our HIF lighting systems can be automatically adjusted based on the level of natural light being provided by our ApolloTM Solar Light Pipe to offer further energy savings for our customers. In certain circumstances, our customers can illuminate their facilities “off the grid” during peak hours of the day through the use of our integrated energy management system.
Other Products. We also offer our customers a variety of other LED, HIF, and induction fixtures to address their lighting and energy management needs, including fixtures designed for agribusinesses, parking lots, roadways, outdoor applications and private label resale.
Our warranty policy generally provides for a limited one-year warranty on our HIF products and a limited five-year warranty on our LED products, although we do offer warranties ranging up to 10 years for certain LED products. Ballasts, lamps, drivers, LED chips and other electrical components are excluded from our standard warranty since they are covered by separate warranties offered by the original equipment manufacturers. We coordinate and process customer warranty inquiries and claims, including inquiries and claims relating to ballast and lamp components, through our customer service department.
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
Our Customers
We primarily target commercial and industrial customers who have warehousing, manufacturing, and office facilities. As of March 31, 2015, we have installed our products in 11,958 commercial and industrial facilities across North America. Additionally, if we were to include the facilities in which Harris lighting systems were installed prior to our July 1, 2013 acquisition of Harris, we believe that this total would be significantly greater. Our diversified customer base includes:

American Standard International Inc. Anheuser-Busch Companies, Inc. Avery Dennison Corp. Big Lots Inc. The Coca-Cola Co.	Dollar General Corporation Ford Motor Co. General Electric Co. Kraft Foods Inc. Miller Coors LLC	Newell Rubbermaid Inc. OfficeMax, Inc. PepsiCo Inc. Sealed Air Corp. Sherwin-Williams Co.	SYSCO Corp. Textron, Inc. Toyota Motor Corp. United Stationers Inc. U.S. Foodservice
One single customer, Ford Motor Co., accounted for 12% of our total revenue during fiscal 2015. One single customer, Standard Alternative LLC, accounted for 23% of our total revenue during fiscal 2014. No single customer accounted for 10% or more of our total revenue during fiscal 2013.
Sales and Marketing
We sell our products directly to commercial and industrial customers using a systematic multi-step process that focuses on our value proposition and provides our sales force with a specific protocol for working with our customers from the point of lead generation through delivery of our products and services. In fiscal 2013, we streamlined our telemarketing function with an emphasis on improving the quality of leads generated, developed a strategy to expand our direct sales force, implemented product version control for our wireless products and transitioned the compensation plans of our sales force to an increasingly performance based model. In fiscal 2014, we continued to increase our in-market sales force and transitioned this sales force to focus on indirect customer growth. We believe that an in-market sales force focused on providing technical product and sales support to our resellers provides us with a greater potential for revenue growth. In fiscal 2015, we further increased our sales force across all of our business divisions to support our growing reseller base and to sell into government and real estate investment trust markets. During fiscal 2015, we created our distribution services division to develop customer relationships with broad line distributors. In the future, we expect to increase the number of active distributors and the revenue from our distribution services division.
We also sell our products on a wholesale basis to value-added resellers. We often train our value-added resellers to implement our systematic sales process to more effectively resell our products to their customers. We attempt to leverage the customer relationships of these value-added resellers to further extend the geographic scope of our selling efforts. We work cooperatively with our value-added reseller channels through participation in national trade organizations, by providing training on our sales methodologies, including the development and distribution of standard sales reseller operating procedures and by providing training to our resellers to enable them to conduct their own energy workshops with their customer and prospect bases. During fiscal 2015, we increased the number of active key resellers from 30 to 102. We intend to continue to selectively expand our reseller network, focusing on those geographic regions where we lack sufficient sales coverage.
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
We have historically focused our marketing efforts on traditional direct advertising, as well as developing brand awareness through customer education and active participation in trade shows and energy management seminars. In the past, these efforts have included participating in national, regional and local trade organizations, exhibiting at trade shows, executing targeted direct mail campaigns, advertising in select publications, public relations campaigns, social media and other lead generation and brand building initiatives. We are also actively training contractors and resellers on how to effectively represent our product offering and have designed an intensive classroom training program, which we refer to as Orion University, to complement the energy management workshops we conduct in the field. During the first half of fiscal 2015, we invested in a branding campaign to better position us as an LED company to our direct customers and our resellers. We expect our branding campaign will result in generating additional sales pipelines, increase the number of our resellers and increase our market share in newer markets, like schools and commercial office space. We believe our branding investment was vital in strengthening our position as an LED lighting solutions provider and improving our ability to compete against existing LED lighting companies.
Competition
The market for energy efficiency lighting products and services is fragmented. We face strong competition primarily from manufacturers and distributors of energy management products and services as well as electrical contractors. We compete primarily on the basis of technology, price, quality, customer relationships, energy efficiency, customer service and marketing support.
There are a number of lighting fixture manufacturers that sell LED and HIF products that compete with our lighting product lines. Lighting companies such as Acuity Brands, Inc., Cooper Lighting division of Eaton Corporation plc, Cree, Inc., and Hubbell Incorporated are some of our main competitors within the commercial and industrial markets. Recently, electronics companies, like LG Electronics, have begun to develop and commercialize lighting fixtures. These companies generally have large and diverse product lines. Many of these competitors are better capitalized than we are, have strong existing customer relationships, greater name recognition, and more extensive engineering and marketing capabilities. We also compete for sales of our LED and HIF lighting systems with manufacturers and suppliers of older fluorescent technology in the retrofit market. Some of the manufacturers of HIF and HID products that compete with our LED and HIF lighting systems sell their systems at a lower initial capital cost than the cost at which we sell our systems, although we believe based on our industry experience that these systems generally do not deliver the light quality and the cost savings that our LED and HIF lighting systems deliver over the long-term.
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
Intellectual Property
As of March 31, 2015, we had been issued 62 United States patents, and had applied for 40 additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF and LED fixtures, InteLite® wireless controls and ApolloTM Solar Light Pipes. Among other things, we believe that our innovations allow our HIF fixtures to produce more light output per unit of input energy compared to competitive HIF product offerings. Our patented LDRTM product allows for a significantly quicker installation when compared to competitor's commercial office lighting products. Our smart lighting controls allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.
We believe that our patent portfolio as a whole is material to our business. We also believe that our patents covering our ability to manage the thermal and optical performance of our LED and HIF lighting products are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects.
Manufacturing and Distribution
We own an approximately 266,000 square foot manufacturing and distribution facility located in Manitowoc, Wisconsin, where, currently, substantially all of our products are manufactured, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve in order to have versatility in our product development. During fiscal 2015, we focused on converting our manufacturing production assembly lines from predominantly HIF lighting assembly lines to LED lighting assembly lines. We are considering implementing additional significant changes to our manufacturing production and assembly facility and processes that will provide us additional flexibility to continue to adapt and respond to the changing market dynamics of the lighting products industry and to continue to enhance our competitiveness. As part of our business initiatives to adapt to the rapidly evolving LED market, we are also currently considering options related to our properties, including the sale and leaseback of our manufacturing and corporate facilities that, if executed, will result in a significant impairment charge.
We generally maintain a significant supply of raw material and purchased and manufactured component inventory. We manufacture products to order and are typically able to ship most orders within 10 days of our receipt of a purchase order. We contract with transportation companies to ship our products and manage all aspects of distribution logistics. We generally ship our products directly to the end user.
Research and Development
Our research and development efforts are centered on developing new products and technologies and enhancing existing products. . The products, technologies and services we are developing are focused on increasing end user energy efficiency. We have also been developing lighting products based on LED technology. During fiscal 2014, we developed and commercialized the LDRTM product obtained through the acquisition of Harris. During fiscal 2015, we focused our development on LED products and we developed and commercialized several suites of LED interior high bay products and LED exterior products. Our research and development expenditures were $2.3 million, $2.0 million and $2.6 million for fiscal years 2013, 2014 and 2015, respectively. During fiscal 2016, we intend to open an innovation hub in Chicago, Illinois to develop and design new LED products. We believe that this location is in close proximity to highly-regarded engineering and business schools and will offer us a greater supply of technical talent to help us develop new LED products in the future.  We may incur additional start-up expenses for this new innovation hub, as well as additional compensation expense as we add research and development and engineering personnel.
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
Employees
As of March 31, 2015, we had 191 full-time and 7 part-time employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We consider our relations with our employees to be good.

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
As a result, our future success depends significantly upon the adoption rate of LED products within our primary markets and our ability to participate in this anticipated market trend. To be an effective participant in this expected growing LED market opportunity, we must keep up with the evolution of LED technology, which has been moving at a fast pace. We may be unable to successfully develop and market new LED products or services that keep pace with technological or industry changes, satisfy changes in customer demands or comply with present or emerging government and industry regulations and technology standards. The development and introduction of new LED products may result in increased warranty expenses and other new product introduction expenses. In addition, we will incur substantial costs to research and develop new LED products, which will increase our expenses, without guarantee that our products and services will be commercially viable. We may also spend time and resources to develop and release new LED products only to discover that a competitor has also introduced similar new products with superior performance. Moreover, if the market shift to LED lighting does not occur or new sources of lighting are developed, our current products and technologies could become less competitive or obsolete, which could result in reduced revenue, reduced earnings or increased losses and/or inventory and other impairment charges. Additionally, as the lighting retrofit market continues to shift to LED lighting products from HIF and other traditional lighting products, customer purchasing decisions have been delayed as they evaluate the relative advantages and disadvantages of the lighting retrofit product alternatives and wait for further decreases in the price of LED lighting products. These circumstances have led, and may continue to lead, to reduced revenue for us in the periods affected. Our primary focus on selling our generally lower margin LED products to our retrofit customers in the future in lieu of our traditional HIF lighting products will likely also lead to reduced revenues for our generally higher margin HIF products, thus increasing our reliance on our new LED products and potentially resulting in inventory or other impairment charges.
As we attempt to adapt our business organization to this quickly evolving market, we are considering implementing significant changes to our manufacturing operations to increase our flexibility, remain competitive and lower our cost structure, including the sale and leaseback of our manufacturing and corporate facilities. Implementing these initiatives will result in our incurring additional cost and expenses, including asset impairment or write-down charges and other repositioning expenses and charges, which would likely materially adversely affect our results of operations. Additionally, we have been managing through significant change in our vendor supply chain as LED product portfolio and our product revenue continue to increase and we place more focus on this product line. We currently believe that our recent efforts to negotiate further lower material input costs will improve our LED product gross margins beginning during our fiscal 2016. However, we may not be able to realize the gross margin benefits in the amounts or on the timetable anticipated and we may experience higher warranty expenses in the future as we implement our manufacturing and assembly process changes. It is also possible that, as we continue to focus our sales efforts on our LED product lines, we may increase our risk of inventory obsolescence for our legacy lighting product lines or even for outmoded LED products.
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
The success of our LED lighting retrofit solutions depend in part on our ability to claim market share ahead of our competitors.
Participants in the LED market who are able to quickly establish customer relationships and achieve market penetration are likely to gain a competitive advantage as the lighting retrofit solutions offered by us and our competitors generally have a product life of several years following installation. If we are unable to establish customer relationships and achieve market penetration in the LED market in a timely manner, we may lose the opportunity to market our LED products and services to significant portions of the lighting systems retrofit market for several years and may be at a disadvantage in securing future business opportunities from customers that have previously established relationships with one or more of our competitors. These disadvantages could reduce our revenue and profitability, which could have a material adverse effect on our results of operations and financial condition.
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
We have had a history of losses and we may be unable to achieve and sustain profitability.
We have experienced net losses of approximately $32.1 million, $6.2 million and $10.4 million during the years ended March 31, 2015, 2014 and 2013, respectively. While we believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility with Wells Fargo Bank, N.A. will be sufficient to meet our anticipated cash needs for at least the next 12 months, generating net income in the future will depend on our ability to successfully complete and execute our strategy. There is no guarantee that we will be able to achieve or sustain profitability in the future. An inability to successfully achieve profitability may decrease our long-term viability.
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
We rely upon the knowledge, experience and skills of key employees throughout our organization, particularly our senior management team and our sales group that require technical knowledge or contacts in, and knowledge of, the industry. In addition, our ability to attract talented new employees, particularly in our sales group, is also critical to our success. We also depend on our value-added reseller channels which has increased from 30 to 102 active key resellers during fiscal 2015. If we are unable to attract and retain key employees or our reseller network because of competition or, in the case of employees, inadequate compensation or other factors, our operations and our ability to execute our operating plan could be adversely affected.
Reductions in our workforce and employee turnover could negatively impact our business.
We are currently experiencing reductions in our workforce due to budget spending reductions and increased employee turnover. The reductions resulted in the loss of numerous long-term employees, along with their institutional knowledge and expertise, and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. Such workforce reductions have also placed a significant burden on our current employees. In addition, the increase employee turnover has resulted in higher recruiting expenses as we seek to recruit and train employees, in addition to increased instability in our operations as responsibilities are reallocated to new or different employees. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees and reduce employee turnover, our operations and our ability to execute our operating plan could be adversely affected.

Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply.
We may be vulnerable to price increases for components or raw materials that we require for our products, including aluminum, copper, certain rare earth minerals, electronic drivers, chips, ballasts, power supplies and lamps. In particular, our cost of aluminum can be subject to commodity price fluctuation. Further, suppliers' inventories of certain components that our products require may be limited and are subject to acquisition by others. In the past, we have had to purchase quantities of certain components that are critical to our product manufacturing and were in excess of our estimated near-term requirements as a result of supplier delivery constraints and concerns over component availability, and we may need to do so in the future. As a result, we have had, and may need to continue, to devote additional working capital to support a large amount of component and raw material inventory that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to provide for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any shortages or interruptions in supply of our components or raw materials could disrupt our operations. If any of these events occurs, our results of operations and financial condition could be materially adversely affected.
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
We do not have long-term contracts with our customers, and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 45% and 36%, respectively, of our total revenue for fiscal 2014 and 2015. In fiscal 2014 and fiscal 2015, our top customer accounted for 23% and 12% of our total revenues, respectively. We expect large retrofit and roll-out projects to continue to be a significant component of our total revenue. Additionally, commercial office lighting retrofits provide for single large project opportunities. As a result, we may experience more customer concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant customers could have a material adverse effect on our results of operations in any given future period.

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
As of March 31, 2015, we had aggregate federal net operating loss carryforwards of approximately $38.6 million and state net operating loss carryforwards of approximately $28.9 million. While our federal and state net operating loss carryforwards are fully reserved for, if we are unable to return to and maintain profitability, we may not be able to fully utilize these tax benefits. Furthermore, generally a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us. In fiscal 2008, utilization of our net operating loss carryforwards was limited to $3.0 million. For fiscal 2013, 2014, and 2015, utilization of our net operating loss carryforwards was not limited.
The failure to establish and maintain internal controls over financial reporting could harm our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. In fiscal 2012, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls were not effective due to certain identified material weaknesses, which were remediated during fiscal 2013. As of March 31, 2014 and 2015, our internal controls were determined to be effective . However, the failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of our common stock.
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
We are not currently paying dividends and will likely continue not paying dividends for the foreseeable future.
We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our existing revolving credit agreement restrict the payment of cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions and other factors that our board of directors deems relevant.
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
We own our approximately 266,000 square foot manufacturing and distribution facility in Manitowoc, Wisconsin used by all of our segments. We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our Manitowoc manufacturing and distribution facility used by all of the segments. We also lease a 5,600 square foot sales and technology office in Houston, Texas which is used by the U.S. markets segment, and we lease a 10,500 square foot office space in Jacksonville, Florida which is used by the engineered systems segment.
In May 2014, we sold our 23,000 square foot sales and operations support facility in Plymouth, Wisconsin.
In June 2015, we entered into an agreement to a three year lease for 3,100 square feet of office space in Chicago, Illinois.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse affect on us. In addition to ordinary-course litigation, we are a party to the proceedings described below.

On March 27, 2014, we were named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, our former chief executive officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleges, among other things, that we breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint seeks, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted our motion to dismiss six of the plaintiff's claims. On January 9, 2015, the plaintiff filed an amended complaint re-alleging claims that were dismissed by the Court, including, among other things, a retaliation claim and certain claims with respect to prior management agreements and certain intellectual property rights. On January 22, 2015, we filed a motion to dismiss and a motion to strike certain of the claims made in the amended complaint. On May 18, 2015, the court dismissed the intellectual property claims re-alleged in the January 9, 2015 amended complaint. We believe that we have substantial legal and factual defenses to the plaintiff's claims and allegations remaining in the case and that we will prevail in this proceeding. We intend to continue to defend against the claims vigorously.
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
We are currently negotiating a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of our products for tax purposes under Wisconsin law. The issue under review is whether the installation of our lighting systems is considered a real property construction activity under Wisconsin law. We currently expect to resolve this matter with the Wisconsin Department of Revenue in fiscal 2016 for the amount that we have accrued.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of our Common Stock
Our common stock is listed on the NYSE MKT under the symbol “OESX”. The following table sets forth the range of high and low sales prices per share as reported on the NYSE MKT for the periods indicated.

	High	Low
Fiscal 2014
First Quarter	$2.51	$2.00
Second Quarter	$4.44	$2.30
Third Quarter	$7.22	$3.50
Fourth Quarter	$8.11	$4.71
Fiscal 2015
First Quarter	$7.42	$3.75
Second Quarter	$6.32	$4.00
Third Quarter	$5.94	$4.23
Fourth Quarter	$5.50	$2.72
Shareholders
As of June 5, 2015, there were approximately 219 record holders of the 27,551,188 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents shares outstanding under our 2003 Stock Option Plan and our 2004 Equity Incentive Plan as of March 31, 2015.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options and Restricted Shares	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (1)
Equity Compensation plans approved by security holders	3,131,524	$3.75	1,078,600
Equity Compensation plans not approved by security holders	—	—	—
Total	3,131,524	$3.75	1,078,600

______________________________

(1)	Excludes shares reflected in the column titled “Number of Securities to be Issued Upon Exercise of Outstanding Options”.
Issuer Purchase of Equity Securities
Other than for net share redemptions upon vesting of restricted stock grants in order to satisfy the related required tax withholding amounts, we did not purchase shares of our common stock during the year ended March 31, 2015, and we do not intend to repurchase shares of our common stock in the near term.
Unregistered Sales of Securities
None.
Stock Price Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on March 31, 2010, through March 31, 2015, for (1) our common stock, (2) the Russell 2000 Index and (3) The NASDAQ Clean Edge Green Energy Index. Data for the Russell 2000 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. The stock price performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

	March 31, 2010	March 31, 2011	March 31, 2012	March 31, 2013	March 31, 2014	March 31, 2015
Orion Energy Systems, Inc.	$100	$82	$49	$51	$148	$64
Russell 2000 Index	$100	$126	$128	$145	$182	$197
NASDAQ Clean Edge Green Energy Index	$100	$109	$68	$70	$133	$122

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2013, 2014 and 2015 and the consolidated balance sheet data as of March 31, 2014 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated statements of operations data for the years ended March 31, 2011 and 2012, and the consolidated balance sheet data as of March 31, 2011, 2012 and 2013 have been derived from our audited consolidated financial statements which are not included in this Form 10-K. The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2011	2012	2013	2014	2015
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$75,870	$90,782	$72,604	$71,954	$65,881
Service revenue	6,167	9,780	13,482	16,669	6,329
Total revenue	82,037	100,562	86,086	88,623	72,210
Cost of product revenue(1)(5)	49,809	62,842	49,551	54,423	68,388
Cost of service revenue	4,589	7,682	9,805	11,220	4,959
Total cost of revenue	54,398	70,524	59,356	65,643	73,347
Gross profit (loss)	27,639	30,038	26,730	22,980	(1,137)
General and administrative expenses(1)(2)(3)	11,686	11,399	13,946	14,951	14,908
Acquisition and integration related expenses (4)	—	—	—	819	47
Sales and marketing expenses(1)(2)	13,674	15,599	17,129	13,527	13,290
Research and development expenses(1)	2,333	2,518	2,259	2,026	2,554
Income (Loss) from operations	(54)	522	(6,604)	(8,343)	(31,936)
Interest expense	(406)	(551)	(567)	(481)	(376)
Gain on sale of OTA contract receivables	(1,012)	32	—	—	—
Dividend and interest income	571	850	845	567	300
Income (loss) before income tax	(901)	853	(6,326)	(8,257)	(32,012)
Income tax expense (benefit)(2)(3)	(1,242)	370	4,073	(2,058)	49
Net income (loss) and comprehensive income (loss)	$341	$483	$(10,399)	$(6,199)	$(32,061)
Net income (loss) per share attributable to common shareholders:
Basic	$0.02	$0.02	$(0.50)	$(0.30)	$(1.43)
Diluted	$0.01	$0.02	$(0.50)	$(0.30)	$(1.43)
Weighted-average shares outstanding:
Basic	22,678	22,953	20,997	20,988	22,353
Diluted	23,198	23,387	20,997	20,988	22,353

______________________________

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2013	2014	2015
	(in thousands)
Cost of product revenue	$114	$70	$50
General and administrative expenses	578	1,025	1,056
Sales and marketing expenses	451	485	360
Research and development expenses	21	13	33
Total stock-based compensation expense	$1,164	$1,593	$1,499

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

(4) Includes fiscal 2014 expenses of $0.5 million related to the acquisition and integration of Harris.

(5)	Includes fiscal 2015 expenses of $12.1 million related to the impairment of wireless control inventory, fixed assets and intangible assets.
______________________________

	As of March 31,
	2011	2012	2013	2014	2015
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$11,560	$23,011	$14,376	$17,568	$20,002
Short-term investments	1,011	1,016	1,021	470	—
Total assets	121,087	125,650	102,097	98,940	87,805
Long-term debt, less current maturities	4,225	6,704	4,109	3,151	722
Shareholder notes receivable	(193)	(221)	(265)	(50)	(4)
Total shareholders’ equity	$90,455	$92,769	$77,769	$77,012	$64,511

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See also “Forward-Looking Statements” and Item 1A. “Risk Factors”.
Market Shift to LED Products
The rapidly changing market shift in the lighting industry from legacy lighting products to LED lighting products has caused us to adopt new strategies, approaches and processes in order to respond proactively to this paradigm shift. These changing underlying business fundamentals in this paradigm shift include:

•
Rapidly declining LED product end user customer pricing and related component costs, improving LED product performance and customer return on investment payback periods, all of which are driving increasing customer preferences for LED lighting products compared to legacy lighting products.

•	Increasing LED lighting product customer sales compared to decreasing HIF product sales.

•	Generally lower LED product gross margins than those typically realized on sales of legacy lighting products.

•	A broader and more diverse customer base and market opportunities compared to our historical commercial and industrial facility customers.

•	Increased importance of highly innovative product designs and features and faster speed to market product research and development capabilities.

•	Significantly reduced product technology life cycles; significantly shorter product inventory shelf lives and the related increased risk of rapidly occurring product technology obsolescence.

•	Increased reliance on international component sources.

•	Less internal product fabrication and production capabilities needed to support LED product assembly.

•	Different and broader types of components needed to support LED product assembly.

•	Different fabrication and assembly processes needed to support LED product production compared to our legacy products.

•	Significantly longer end user product warranty requirements for LED products compared to our legacy products.
As we continue to focus our business on selling our LED product lines to respond to the rapidly changing market dynamics in the lighting industry, we face intense competition from an increased number of other LED product companies, a number of which have substantially greater resources and more experience and history with LED lighting products than we do.
Fiscal 2015 Developments
During the fiscal 2015 fourth quarter, we identified potential annualized cost reductions of up to approximately $10.0 million resulting from our ongoing business transition from our historical focus on our legacy fluorescent lighting products to our current focus on our new LED lighting products. These reductions include expected cost reductions from strategic sourcing initiatives, reduced compensation costs in our manufacturing and corporate operations, and other reductions in our operating expenses. We fully implemented these cost reductions during the fourth quarter of our fiscal 2015, although the cost savings will not be fully realized until fiscal 2016. We incurred approximately $0.2 million of severance expense related to headcount reductions during our fiscal 2015 fourth quarter.
During fiscal 2015, we focused on converting our manufacturing production assembly lines from predominantly HIF lighting assembly lines to LED lighting assembly lines. We are considering implementing additional significant changes to our manufacturing production and assembly facility and processes that will provide us additional flexibility to continue to adapt and respond to the changing market dynamics of the lighting products industry and to continue to enhance our competitiveness. It is possible that the implementation of such changes could result in us recognizing asset impairment charges or other similar write downs, and incurring other repositioning expenses and charges. As part of our business initiatives to adapt to the rapidly evolving LED market, we are also currently considering options related to our properties, including the sale and leaseback of our manufacturing and corporate facilities that, if executed, may result in a significant impairment charge. Additionally, we have been managing through significant change in our vendor supply chain as our LED product portfolio and our product revenue continues to increase and we place most of our focus on this product line. We believe that our recent efforts to negotiate future lower material input costs will improve our LED product gross margins beginning during our fiscal 2016, and after we have completed our existing inventory purchase commitments. However, we may not be able to realize the gross margin benefits in the amounts or on the timetable anticipated and we may experience higher warranty expenses in the future as we implement our manufacturing and assembly process changes. It is also possible that, as we continue to focus our sales efforts on our LED product portfolio, we may increase our risk of inventory obsolescence for our legacy lighting product lines or even outmoded LED products. During fiscal 2016, we intend to open an innovation hub in Chicago, Illinois to develop and design new LED products. We believe that this location is in close proximity to highly-regarded engineering and business schools and will offer us a greater supply of technical talent to help us develop new LED products in the future. We may incur additional start-up expenses for this new innovation hub, as well as additional compensation expense as we add research and development and engineering personnel.
During the fourth quarter of fiscal 2014 and the first three quarters of fiscal 2015, we experienced a reduction in the amount of new customer orders for our energy efficient HIF lighting systems within our industrial and exterior markets. We attributed this to an increasing awareness within the marketplace of emerging LED product offerings. We believe that customers deferred purchase decisions as they evaluated the cost and performance of these LED product offerings. During the fiscal 2015 third quarter, we began to see this deferral of purchasing decisions begin to abate as customer purchases of LED lighting systems during our fiscal 2015 back half increased compared to our fiscal 2014 back half. We believe that customer purchases of LED lighting systems will increase into fiscal year 2016 as expected improvements in LED performance and expected decreases in LED product costs are currently expected to make our LED products even more economically compelling to our customers.
During the first quarter of fiscal 2015, we sold our corporate facility in Plymouth, Wisconsin for net proceeds of approximately $1.0 million.

We also realigned our organizational structure which resulted in our identification of new operating segments for the purpose of making operational decisions and assessing financial performance. The new business divisions include US Markets, Orion Engineered Systems and Orion Distribution Services.
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
During the fiscal 2015 fourth quarter, we entered into a new credit and security agreement with Wells Fargo Bank, National Association providing for a three-year revolving credit facility. The agreement provides for an initial credit limit of $15.0 million, net of a $5.0 million reserve and subject to a borrowing base requirement based on eligible receivables and inventory. Borrowings under the agreement will bear interest at the daily three-month LIBOR plus 3.0% per annum.
During the fiscal 2015 fourth quarter, we completed an underwritten public offering of 5.46 million shares of our common stock, at an offering price to the public of $3.50 per share. Net proceeds of the offering approximated $17.5 million.
Fiscal 2014 Developments
In July 2013, we completed the acquisition of the equity interests of Harris Manufacturing, Inc. and Harris LED, LLC, or collectively, Harris. Harris engineers, designs, sources and manufactures energy efficient lighting systems, including fluorescent and LED lighting solutions, and day-lighting products. The Harris acquisition has expanded our product lines, increased our sales force and provided growth opportunities into markets where we did not have a strong presence, specifically, new construction, retail store fronts, commercial office and government. The purchase price for the transaction was $10.8 million, after an adjustment of $0.2 million for excess net working capital over a targeted amount.
We acquired certain LED technologies through the acquisition of Harris which complement our existing portfolio of LED lighting products. In particular, Harris' LED door retrofit, or LDRTM, product is designed to retrofit commercial office and retail space, a market in which we have historically recognized little revenue contribution. Since the acquisition of Harris, our engineering and design teams have worked to expand the LDRTM product line to include architectural, industrial and contractor product categories.
During fiscal 2014, we sold our leased corporate jet which resulted in a $1.4 million loss, including employee severance expenses, which resulted in approximately $1.5 million in annualized cost savings. Additionally, during fiscal 2014, we recorded a $2.3 million benefit against our valuation allowance to offset deferred tax liabilities acquired from Harris.
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

Our lighting products consist primarily of light emitting diode, or LED, and our legacy high intensity fluorescent, or HIF, lighting fixtures. Our principal customers include national accounts, energy service companies, electrical contractors and electrical distributors. Currently, substantially all of our products are manufactured at our production facility location in Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve in order to have versatility in our product development.
We previously marketed and implemented renewable energy systems consisting primarily of solar generating photovoltaic, or PV, systems and wind turbines. During fiscal 2013 and fiscal 2014, we experienced a significant reduction in new solar PV orders and did not sign any significant new solar contracts. We attribute this to the December 2011 expiration of federal cash grants available for solar projects, declining solar prices for panels, an unstable supply environment, including bankruptcy filings from several solar panel suppliers, and a decline in the value of state and utility incentives. During fiscal 2014, we deemphasized our efforts to obtain new PV construction contracts and focused on the completion of previously received orders within our solar backlog, which has decreased from $36.1 million at the beginning of our fiscal 2013 to $0.2 million as of March 31, 2015. We expect this trend to continue into the future, since we are not pursuing new PV orders. In response to this solar order decline and our decision not to pursue new PV orders, we redeployed personnel to focus on our opportunities within the LED retrofit market.
While we continue to provide solutions using our legacy HIF technology, we believe the market for lighting products is currently in a significant technology shift to LED lighting systems. Compared to legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. We expect our LED lighting technologies to become the primary component of our future revenue as we strive to be the leader in the industry transition to LED lighting technology. Based on a May 2013 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. In fiscal 2014, our LED lighting sales totaled $4.8 million, or 7.2% of our total lighting revenue, compared to $1.9 million, or 2.8% of our total lighting revenue for fiscal 2013. For fiscal 2015, our LED lighting revenue totaled $30.8 million, or 43.5% of our total lighting revenue, compared to $4.8 million, or 7.2% of our total lighting revenue, for fiscal 2014. We plan to primarily focus our future efforts on developing and selling innovative LED products while continuing to market and sell legacy HIF solutions in circumstances in which LED solutions may not be our customers' best alternative.
We typically generate virtually all of our revenue from sales of LED and HIF lighting systems and related services to commercial and industrial customers. We typically sell our LED and HIF lighting systems in replacement of our customers’ existing HID and HIF fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our LED and HIF lighting systems on a wholesale basis, principally to electrical contractors and energy service companies to sell to their own customer bases.
We have sold and installed approximately 4.3 million of our LED and HIF lighting systems in more than 11,958 facilities from December 1, 2001 through March 31, 2015. Our top direct customers by revenue in fiscal 2015 included Ford Motor Co., Dollar General Corporation, Sears Holding Corp,, Coca-Cola Enterprises Inc., US Foodservice, and USF Holland Inc.
In response to potential constraints on our customers’ capital spending budgets, we promote the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. We have an arrangement with a national equipment finance company to provide immediate non-recourse and recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. Virtually all of these sales occur on a non-recourse basis. During fiscal 2014 and fiscal 2015, approximately 94.3% and 91.4% respectively, of our total completed OTA contracts were financed directly through third party equipment finance companies. In the future, we intend to continue to utilize third party finance companies to fund virtually all of our OTA contracts. The number of customers who choose to purchase our systems by using our OTA financing program is dependent upon our relationships with third party equipment finance companies, the extent to which customers' choose to use their own capital budgets and the extent to which customers' choose to enter into finance contracts.
Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. Our near-term optimism is based upon our investments into our US markets sales force and the expansion of our reseller network, our intentions to continue to expand our sales force during fiscal 2016, our cost containment initiatives and opportunities and the increasing volume of unit sales of our new products, specifically our LED lighting fixtures. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, government and retail markets, the continued development of our new products and product enhancements, including our new LED product offerings, and our cost reduction initiatives.

Our fiscal year ends on March 31. We call our fiscal years which ended on March 31, 2013, 2014 and 2015, “fiscal 2013,” “fiscal 2014” and “fiscal 2015,” respectively. Our fiscal first quarter ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate virtually all of our revenue from sales of LED and HIF lighting systems and related services to commercial and industrial customers, with sales of our LED systems becoming our primary emphasis. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our installation and recycling service revenues are recognized when services are complete and customer acceptance has been received. In the second half of fiscal 2014, we transitioned our in-market sales force to focus our efforts on expanding and developing our reseller channels. These wholesale channels accounted for approximately 59%, 63% and 55% of our total revenue volume in fiscal 2013, fiscal 2014 and fiscal 2015, respectively, not taking into consideration our renewable technologies revenue generated through our engineered systems division.
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
In fiscal 2013, we recognized $6.7 million of revenue from 128 completed OTA contracts. In fiscal 2014, we recognized $4.0 million of revenue from 67 completed OTA contracts. In fiscal 2015, we recognized $1.2 million of revenue from 25 completed OTA contracts.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2013, we recognized $0.7 million of revenue from completed PPAs. In fiscal 2014, we recognized $0.5 million of revenue from completed PPAs. In fiscal 2015, we recognized $0.4 million of revenue from completed PPAs. As of March 31, 2015, we had signed 1 customer to 2 separate PPAs representing future potential discounted revenue streams of $2.0 million. In the future, we do not expect to complete any additional new PPA agreements. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of March 31, 2015 (in thousands):

Fiscal 2016	$247
Fiscal 2017	247
Fiscal 2018	246
Fiscal 2019	246
Fiscal 2020	246
Beyond	740
Total expected future discounted revenue from PPA's	$1,972

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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 35%, 45% and 36% of our total revenue for fiscal 2013, fiscal 2014 and fiscal 2015, respectively. No customer accounted for more than 10% of our total revenue in fiscal 2013. One solar customer, Standard Alternative LLC, accounted for 23% of our fiscal 2014 revenue. One customer, Ford Motor, accounted for 12% of our fiscal 2015 revenue. To the extent that large retrofit and roll-out projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
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
Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of March 31, 2013, we had a backlog of firm purchase orders of approximately $21.9 million, which included $20.2 million of solar PV orders. As of March 31, 2014, we had a backlog of firm purchase orders of approximately $2.7 million, which included $1.1 million of solar PV orders. As of March 31, 2015, we had a backlog of firm purchase orders of approximately $7.1 million, which included $0.2 million of solar PV orders. We expect all of our $0.2 million solar backlog as of March 31, 2015 to be converted into revenue during fiscal 2016. We generally expect our level of firm purchase order backlog related to LED and HIF lighting systems to be converted into revenue within the following quarter. We generally expect our firm purchase order backlog related to solar PV systems to be recognized within the following three to 15 months from the time construction of the system begins, although during fiscal 2012, we received a $20.2 million single order for which the solar PV system construction began during our fiscal 2014 first quarter and was completed during our fiscal 2015 third quarter. As a result of the decreased volume of our solar PV orders, the increased volume of multi-facility roll-outs and large retrofit projects, the continued shortening of our installation cycles and the declining number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies, lamps and LED chips and components; (iii)  (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling; and (viii) materials for sales of solar PV systems through our engineered systems division, including solar panels, inverters and wiring. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier. We buy most of our LED chips from a single supplier, although we believe we could obtain sufficient quantities of these raw materials on a price and quality competitive basis from other suppliers if necessary. We use multiple suppliers for our electronic component purchases, including ballasts. drivers and lamps. Purchases from our previous primary supplier of ballast and lamp components constituted 4%, 7%, and 3% of our total cost of revenue in fiscal 2013, fiscal 2014 and fiscal 2015, respectively. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgment that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. During fiscal 2013, we reduced indirect headcount as part of our cost containment initiative. During fiscal 2014, we aggressively focused on cost containment initiatives related to material product costs, service margin expansion and the implementation of lean manufacturing methodologies to reduce production costs in our manufacturing facility. Additionally, we consolidated Harris' Florida manufacturing operations into our Wisconsin facility. During fiscal 2015, we reorganized our manufacturing production lines to increase our capacity to produce LED lighting products. Additionally, we continued to reduce product costs through a reduction in workforce and through negotiated material input price decreases with our vendors. During the fiscal 2015 second quarter, we recorded a non-cash impairment charge of $12.1 million related to an assessment of the carrying cost of our long-term wireless control inventory and related development and intangible costs. The wireless controls inventory was deemed to be impaired based upon current market conditions, including a significant decline during the fiscal year in wireless controls unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. During our fiscal 2015 third quarter, we recorded a warranty charge of $0.6 million related to a production defect in one of our products. We believe that we fully corrected such defect and we do not anticipate experiencing a similar level of warranty charges in future periods with respect to such defect. During fiscal 2016, we expect to generate efficiencies and cost decreases from our lean manufacturing initiatives begun during fiscal 2014 and our focus on reducing component product costs through strategic sourcing begun during fiscal 2015.
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
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) acquisition related expenses; (iii) sales and marketing expenses; and (iv) research and development expenses. Personnel related costs are our largest operating expense. During the second half of fiscal 2013, we initiated cost containment efforts that reduced expenses related to compensation, consulting and other discretionary spending. During fiscal 2014, we increased headcount in our sales areas for our US markets division. During fiscal 2014, we sold our leased corporate jet and consolidated our Plymouth location into our Manitowoc headquarters. During the first quarter of fiscal 2015, we sold our facility in Plymouth. During fiscal 2015, we continued to increase sales headcount within all of our revenue generating divisions. Additionally, during fiscal 2015, we invested $0.3 million in a branding campaign to better position us as an LED company to our direct customers and our resellers. We expect our branding campaign to result in generating additional sales pipeline, increase the number of our resellers and increase our market share in newer markets, such as schools and commercial office space. We believe this branding investment is vital in strengthening our position as an LED lighting solutions provider and improving our ability to compete against existing LED lighting companies. We intend to continue to invest in research and product development for new LED lighting products. As a result of cost reduction initiatives during the fiscal 2015 fourth quarter as we implement our business transition to a focus on our LED products, we incurred severance expenses of $0.2 million, of which $0.1 million is attributable to operating expense.
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
Our research and development expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges, related to our engineering and product development organization; (ii) payments to consultants; (iii) the design and development of new energy management products and enhancements to our existing energy management system; (iv) quality assurance and testing; and (v) other related overhead. We expense research and development costs as incurred.
We expense all pre-sale costs incurred in connection with our sales process prior to obtaining a purchase order. These pre-sale costs may reduce our net income in a given period prior to recognizing any corresponding revenue.
We recognize compensation expense for the fair value of our stock option awards and restricted stock awards granted over their related vesting period. We recognized $1.2 million, $1.6 million, and $1.5 million of stock-based compensation expense in fiscal 2013, fiscal 2014 and fiscal 2015, respectively. As a result of prior option and restricted stock grants, including awards in fiscal 2015, we expect to recognize an additional $2.9 million of stock-based compensation over a weighted average period of approximately 3.5 years. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
Interest Expense. Our interest expense is comprised primarily of interest expense on outstanding borrowings under long-term debt obligations, including the amortization of previously incurred financing costs. We amortize deferred financing costs to interest expense over the life of the related debt instrument, ranging from one to three years.
Interest Income. We report interest income earned from our financed OTA contracts and on our cash and cash equivalents and short term investments. For fiscal 2013, our interest income increased as a result of the increasing OTA finance contracts completed that we retained ownership of the contracts and the related interest charged to customers. For fiscal 2014 and fiscal 2015, our interest income declined as we began to decrease the number of OTA finance contracts where we retained the ownership of the contract. Instead, we elected to utilize our third party equipment finance providers directly and we recorded no interest income on those transactions.
Income Taxes. As of March 31, 2015, we had net operating loss carryforwards of approximately $38.6 million for federal tax purposes and $28.9 million for state tax purposes. Included in these loss carryforwards were $3.8 million for federal and $4.1 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.5 million and state tax credits of $0.8 million as of March 31, 2015. A valuation allowance of $19.6 million, equaling the net deferred tax asset due to the uncertainty of its realization in the future, has been set up to reserve for our net operating losses and our tax credits. It is possible that we may not be able to utilize the full benefit of our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2035. Our valuation allowance for deferred tax assets is based upon our cumulative three year operating losses.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In fiscal 2007 and prior to our IPO, past issuances and transfers of stock caused an ownership change for certain tax purposes. When certain ownership changes occur, tax laws require that a calculation be made to establish a limitation on the use of net operating loss carryforwards created in periods prior to such ownership change. There was no limitation that occurred for fiscal 2013, fiscal 2014 and fiscal 2015. We do not believe that this change will impact our overall ability to use our full remaining net operating loss carryforwards during the time period that they are available to us.

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below:

	Fiscal Year Ended March 31,
	2013		2014			2015
	(Dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	% Change
Product revenue	$72,604	84.3%	$71,954	81.2%	(0.9)%	$65,881	91.2%	(8.4)%
Service revenue	13,482	15.7%	16,669	18.8%	23.6%	6,329	8.8%	(62.0)%
Total revenue	86,086	100.0%	88,623	100.0%	2.9%	72,210	100.0%	(18.5)%
Cost of product revenue	49,551	57.6%	54,423	61.3%	9.8%	68,388	94.7%	25.7%
Cost of service revenue	9,805	11.4%	11,220	12.7%	14.4%	4,959	6.9%	(55.8)%
Total cost of revenue	59,356	68.9%	65,643	74.1%	10.6%	73,347	101.6%	11.7%
Gross profit (loss)	26,730	31.1%	22,980	25.9%	(14.0)%	(1,137)	(1.6)%	(104.9)%
General and administrative expenses	13,946	16.2%	14,951	16.9%	7.2%	14,908	20.6%	(0.3)%
Acquisition and integration related expenses	—	—%	819	0.9%	100.0%	47	0.1%	(94.3)%
Sales and marketing expenses	17,129	19.9%	13,527	15.3%	(21.0)%	13,290	18.4%	(1.8)%
Research and development expenses	2,259	2.7%	2,026	2.4%	(10.3)%	2,554	3.4%	26.1%
Loss from operations	(6,604)	(7.7)%	(8,343)	(9.4)%	26.3%	(31,936)	(44.2)%	282.8%
Interest expense	(567)	(0.7)%	(481)	(0.4)%	(15.2)%	(376)	(0.5)%	(21.8)%
Interest income	845	1.1%	567	0.6%	(32.9)%	300	0.4%	(47.1)%
Loss before income tax	(6,326)	(7.2)%	(8,257)	(9.3)%	30.5%	(32,012)	(44.3)%	287.7%
Income tax expense (benefit)	4,073	4.7%	(2,058)	(2.2)%	(150.5)%	49	0.1%	(102.4)%
Net loss and comprehensive loss	$(10,399)	(12.1)%	$(6,199)	(7.0)%	(40.4)%	$(32,061)	(44.4)%	417.2%
Consolidated Results
Fiscal 2015 Compared to Fiscal 2014
Revenue. Product revenue decreased from $72.0 million for fiscal 2014 to $65.9 million for fiscal 2015, a decrease of $6.1 million, or 8.4%. As a result of our discontinuance of our sale of new PV systems, our product revenue from renewable energy systems was only $0.9 million for fiscal 2015 compared to $12.2 million for fiscal 2014. We expect this trend of decreasing solar PV system revenue to continue through fiscal 2016 and into the future. Product revenue from energy efficiency lighting systems increased from $59.8 million for fiscal 2014 to $65.0 million for fiscal 2015, an increase of $5.2 million, or 8.7%, predominantly occurring during our fiscal 2015 back half. We attribute the overall increase in product revenue from energy efficient lighting systems during fiscal 2015 to the emergence of LED lighting solutions. Product sales of our LED fixtures increased from $4.8 million for fiscal 2014 to $30.8 million for fiscal 2015, an increase of $26.0 million or 542%. Within our customer base, LED product costs have been declining while performance, and the related energy reduction, has been improving. During the back half of our fiscal 2015, the return on investment for our customers using LED technology improved and we began to experience an increase in LED product revenue. During the first half of fiscal 2015, we believe customers delayed purchasing decisions as they monitored and evaluated technology alternatives. Service revenue decreased from $16.7 million for fiscal 2014 to $6.3 million for fiscal 2015, a decrease of $10.4 million, or 62.0%. The decrease in service revenue for fiscal 2015 was a result of fewer solar projects which reduced service revenue by $8.9 million versus the prior year period and also due to the reduction in lighting revenue during the fiscal 2015 first half.
Cost of Revenue and Gross Margin. Cost of product revenue increased from $54.4 million for fiscal 2014 to $68.4 million for fiscal 2015, an increase of $14.0 million, or 25.7%. Cost of service revenue decreased from $11.2 million for fiscal 2014 to $5.0 million for fiscal 2015, a decrease of $6.2 million, or 55.8%. Total gross margin decreased from 25.9% for fiscal 2014 to

(1.6)% for fiscal 2015. During the fiscal 2015 second quarter, we recorded a non-cash impairment charge of $12.1 million related to an assessment of the carrying cost of our long-term wireless control inventory and related development and intangible costs. The wireless controls inventory was deemed to be impaired based upon current market conditions, including a significant decline during the fiscal year in wireless controls unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. Total gross margin excluding the impairment charge decreased from 25.9% for fiscal 2014 to 15.2% for fiscal 2015. Gross margin from our HIF and LED integrated systems revenue for fiscal 2014 was 26.0% compared to 15.0%, excluding the aforementioned wireless control impairment, for fiscal 2015. The decrease in our lighting gross margin percentage was impacted by (i) a product warranty charge of $0.6 million; (ii) the increase in the relative sales volume of our lower margin LED products; (iii) higher than anticipated input material costs; and (iv) the decrease in sales volumes of manufactured lighting products and the related under absorption of the fixed expenses associated with our underutilized manufacturing facility. The warranty charge in the fiscal 2015 third quarter was related to a product malfunction in one of our lighting products manufactured in the quarter that resulted from a new engineering modification. We took proactive steps to address this issue with all of our customers who purchased this product. As a result, we do not believe that we will incur recurring warranty costs expenses with respect to this product in future periods. We expect our gross margins from sales of lighting products to improve during our fiscal 2016 as we begin to recognize the benefits of higher purchase volumes of LED components at lower costs and the reduction in expenses from our February 2015 reduction in headcount. Our gross margin on solar PV revenues was 25.6% during fiscal 2014 compared to 25.3% during fiscal 2015.
Operating Expenses
General and Administrative. Our general and administrative expenses decreased from $15.0 million for fiscal 2014 to $14.9 million for fiscal 2015, a decrease of $0.1 million, or 0.3%. The decrease was due to a loss of $1.5 million from the sale of our corporate leased aircraft and including related aviation employee severance expenses during fiscal 2014 that did not reoccur, and a decrease of $0.3 million in legal expenses, partially offset by an increase due to incremental operating expenses of $0.1 million from the acquisition of Harris during fiscal 2014, an increase in depreciation and intangible amortization expenses of $0.3 million, increased compensation and benefit expenses of $0.6 million, increased stock compensation expense of $0.1 million, increased consulting expenses of $0.4 million related to initiatives for recruiting and talent development, strategic sourcing and the creation of financial systems tools, increased travel of $0.1 million and increased costs for general office expenses and software licensing fees of $0.1 million.
Acquisition and Integration Related Expenses. Our acquisition related expenses decreased from $0.8 million for fiscal 2014 to $47 thousand for fiscal 2015. The decrease was due to $0.5 million of expenses incurred during fiscal 2014 related to the acquisition of Harris which included $0.3 million for variable mark-to-market purchase accounting expenses related to the contingent consideration earn-out and $0.2 million for legal, accounting and integration related costs. We incurred $0.3 million in other acquisition related activities for legal and consulting activities during fiscal 2014.
Sales and Marketing. Our sales and marketing expenses decreased from $13.5 million for fiscal 2014 to $13.3 million for fiscal 2015, a decrease of $0.2 million, or 1.8%. The decrease was due to reduced depreciation of $0.5 million as certain of our sales information systems reached the end of their depreciable lives and reduced travel expenses of $0.4 million due to the sale of our corporate jet. These decreases were partially offset by increased spending of $0.3 million for advertising, brand development and product promotions to increase LED revenue opportunities, $0.3 million of incremental expenses resulting from the acquisition of Harris during fiscal 2014 and $0.1 million increase in bad debt expense.
Research and Development. Our research and development expenses increased from $2.0 million for fiscal 2014 to $2.6 million for fiscal 2015, an increase of $0.6 million, or 26.1%. The increase was due to spending for samples, testing and certification of our new LED products as we expanded our LED product lines during fiscal 2015.
Interest Expense. Our interest expense decreased from $0.5 million for fiscal 2014 to $0.4 million for fiscal 2015, a decrease of $0.1 million, or 21.8%. The decrease in interest expense was due to the reduction in financed contract debt for our OTA projects compared to the prior year.
Interest Income. Our interest income decreased from $0.6 million for fiscal 2014 to $0.3 million for fiscal 2015, a decrease of $0.3 million, or 47.1%. Our interest income decreased as we increased the utilization of third party finance providers for a majority of our financed projects. We expect our interest income to continue to decrease as we continue to utilize third party finance providers for our OTA projects.
Income Taxes. Our income tax expense increased from an income tax benefit of $2.1 million for fiscal 2014 to income tax expense of $49 thousand for fiscal 2015, an increase of $2.1 million, or 102.4%. During fiscal 2014, we reversed $2.3 million of our valuation reserve to offset deferred tax liabilities created by the acquisition of Harris. Our effective income tax rate for fiscal 2014 was 24.9% compared to a benefit rate of (0.2)% for fiscal 2015. The change in effective rate was due primarily to the changes in the valuation reserve and minimum state tax liabilities.

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
U.S. Markets Segment
Our U.S. Markets Division sells lighting solutions into the wholesale markets.
The following table summarizes our U.S. Markets segment operating results:

	For the year ended March 31,
(dollars in thousands)	2013	2014	2015
Revenues	$30,262	$38,766	$37,778
Operating income (loss)	$110	$(1,012)	$(12,542)
Operating margin	0.4%	(2.6)%	(33.2)%
Fiscal 2015 Compared to Fiscal 2014
U.S. Markets segment revenue decreased from $38.8 million for fiscal 2014 to $37.8 million for fiscal 2015, a decrease of $1.0 million, or 2.6%. The decrease was primarily due to the delay in customer purchasing decisions resulting from the continuing emergence of LED lighting solutions. We believe customers delayed decisions throughout the first half of fiscal 2015 as they monitored and evaluated lighting technology alternatives. We believe that our initiatives to expand the number of our key resellers has resulted in increased pipeline of prospective lighting deals and are helping to position for future potential growth in this segment.
U.S. Markets segment operating loss increased from $1.0 million for fiscal 2014 to an operating loss of $12.5 million for fiscal 2015, an increase of $11.5 million, or 1150.0%. The increase in operating loss for fiscal 2015 was primarily due to $7.5 million of expense related to the proportional long-term inventory controls impairment charge and to the mix increase of lower margin LED products.
Fiscal 2014 Compared to Fiscal 2013
U.S. Markets segment revenue increased from $30.3 million for fiscal 2013 to $38.8 million for fiscal 2014, an increase of $8.5 million, or 28.1%. The increase was due to increased sales of our HIF lighting systems through our reseller network and an improved economic environment which increased our customers' capital spending.
U.S. Markets segment operating income decreased from $0.1 million for fiscal 2013 to an operating loss of $1.0 million for fiscal 2014, a decrease of $1.1 million, or 1100.0%. The decrease in operating income for fiscal 2014 was a result of of the expense for inventory reserves in the amount of $2.0 million resulting from lower fluorescent product sales.
Engineered Systems Segment
Our Engineered Systems Division sells lighting products and construction and engineering services direct to end users. Our Engineered Systems Division will also complete the construction management services related to existing contracted solar PV projects.
The following table summarizes the engineered systems segment operating results:

	For the year ended March 31,
(dollars in thousands)	2013	2014	2015
Revenues	$55,824	$49,857	$33,454
Operating income (loss)	$806	$1,260	$(12,431)
Operating margin	1.4%	2.5%	(37.2)%
Fiscal 2015 Compared to Fiscal 2014

Engineered systems segment revenue decreased from $49.9 million for fiscal 2014 to $33.5 million for fiscal 2015, a decrease of $16.4 million, or 32.9%. The decrease in revenue for fiscal 2015 was due to a decrease in the number and size of solar projects under construction which resulted in a revenue decrease of $20.2 million, offset by an increase in LED lighting revenue and the acquisition of Harris.
Engineered systems segment operating income decreased from $1.3 million for fiscal 2014 to an operating loss of $12.4 million for fiscal 2015, a decrease of $13.6 million, or 1053.8%. The decrease in operating income for fiscal 2015 was due to $4.6 million of expense related to the proportional long-term inventory controls impairment charge incurred during the fiscal 2015 second quarter, to the decline in revenue and the reduction in contribution margin dollars, to the mix increase of lower margin LED products and a $0.3 million increase in amortization expense related to intangible assets as a result of the Harris acquisition in July 2013.
Fiscal 2014 Compared to Fiscal 2013
Engineered systems segment revenue decreased from $55.8 million for fiscal 2013 to $49.9 million for fiscal 2014, a decrease of $5.9 million, or 10.6%. The decrease was due to decreased sales of our HIF lighting systems due to delayed customer purchase decisions, which we attribute to the emergence of LED lighting solutions.
Engineered systems segment operating income increased from $0.8 million for fiscal 2013 to $1.3 million of operating income for fiscal 2014, an increase of $0.5 million, or 62.5%. The increase in operating income for fiscal 2014 was a result of reduced service costs for solar PV system gross margins and a reduction in operating expenses as we began to de-emphasize our solar business and redeploy personnel to our U.S. markets division to address the LED lighting retrofit market opportunity.
Distribution Services Segment
Our Distribution Services Division sells lighting products internationally and is developing a network of broad line distributors.
The following table summarizes our Distribution Services segment operating results:

	For the year ended March 31,
(dollars in thousands)	2013	2014	2015
Revenues	—	—	978
Operating income (loss)	—	—	(455)
Operating margin	—%	—%	(46.5)%
Fiscal 2015 Compared to Fiscal 2014
Distribution services segment revenue increased from none for fiscal 2014 to $1.0 million, or 100%, for fiscal 2015. The increase in revenue for fiscal 2015 was due to the organizational changes that occurred at the beginning of fiscal 2015 and the new distribution markets into which our Distribution Services division sells.
Distribution services segment operating loss decreased from none for fiscal 2014 to an operating loss of $0.5 million for fiscal 2015. The operating loss was due to the impact of low factory utilization levels on gross margin and our investment in selling costs to start-up this business unit.
Quarterly Results of Operations
The following tables present our unaudited quarterly results of operations for the last eight fiscal quarters in the period ended March 31, 2015 (i) on an absolute dollar basis (in thousands) and (ii) as a percentage of total revenue for the applicable fiscal quarter. You should read the following tables in conjunction with our consolidated financial statements and related notes contained elsewhere in this Form 10-K. In our opinion, the unaudited financial information presented below has been prepared on the same basis as our audited consolidated financial statements, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our operating results for the fiscal quarters presented. Operating results for any fiscal quarter are not necessarily indicative of the results for any future fiscal quarters or for a full fiscal year.

	For the Three Months Ended
	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015
	(in thousands, unaudited)
Product revenue	$17,523	$21,181	$22,380	$10,870	$12,243	$12,645	$23,646	$17,347
Service revenue	3,329	6,314	5,312	1,714	1,070	748	2,492	2,019
Total revenue	20,852	27,495	27,692	12,584	13,313	13,393	26,138	19,366
Cost of product revenue	12,884	15,638	15,742	10,159	9,855	23,364	20,293	14,876
Cost of service revenue	2,245	4,028	3,800	1,147	846	584	2,021	1,508
Total cost of revenue	15,129	19,666	19,542	11,306	10,701	23,948	22,314	16,384
Gross profit	5,723	7,829	8,150	1,278	2,612	(10,555)	3,824	2,982
General and administrative expenses	2,759	3,173	3,277	5,817	3,648	3,842	3,814	3,604
Acquisition and integration related	—	356	88	300	22	—	2	23
Sales and marketing expenses	3,303	3,644	3,397	3,183	2,878	3,367	3,771	3,274
Research and development expenses	490	448	478	610	416	569	889	680
Income (loss) from operations	(829)	208	910	(8,632)	(4,352)	(18,333)	(4,652)	(4,599)
Interest expense	(113)	(142)	(123)	(103)	(90)	(83)	(62)	(141)
Interest income	174	153	132	108	94	83	69	54
Income (loss) before income tax	(768)	219	919	(8,627)	(4,348)	(18,333)	(4,645)	(4,686)
Income tax expense (benefit)	13	(2,184)	(99)	212	11	13	18	7
Net income (loss) and comprehensive income (loss)	$(781)	$2,403	$1,018	$(8,839)	$(4,359)	$(18,346)	$(4,663)	$(4,693)

	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015
	(in thousands, unaudited)
Product revenue	84.0%	77.0%	80.8%	86.4%	92.0%	94.4%	90.5%	89.6%
Service revenue	16.0%	23.0%	19.2%	13.6%	8.0%	5.6%	9.5%	10.4%
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product revenue	61.8%	56.9%	56.9%	80.7%	74.0%	174.4%	77.7%	76.8%
Cost of service revenue	10.8%	14.6%	13.7%	9.1%	6.4%	4.4%	7.7%	7.8%
Total cost of revenue	72.6%	71.5%	70.6%	89.8%	80.4%	178.8%	85.4%	84.6%
Gross margin	27.4%	28.5%	29.4%	10.2%	19.6%	(78.8)%	14.6%	15.4%
General and administrative expenses	13.2%	11.5%	11.8%	46.2%	27.4%	28.7%	14.6%	18.6%
Acquisition and integration related expenses	0.0%	1.3%	0.3%	2.4%	0.2%	0.0%	0.0%	0.1%
Sales and marketing expenses	15.9%	13.3%	12.3%	25.3%	21.6%	25.1%	14.4%	16.9%
Research and development expenses	2.3%	1.6%	1.7%	4.9%	3.1%	4.3%	3.4%	3.5%
Income (loss) from operations	(4.0)%	0.8%	3.3%	(68.6)%	(32.7)%	(136.9)%	(17.8)%	(23.7)%
Interest expense	(0.5)%	(0.6)%	(0.5)%	(0.9)%	(0.7)%	(0.6)%	(0.3)%	(0.8)%
Interest income	0.8%	0.6%	0.5%	0.9%	0.7%	0.6%	0.3%	0.3%
Income (loss) before income tax	(3.7)%	0.8%	3.3%	(68.6)%	(32.7)%	(136.9)%	(17.8)%	(24.2)%
Income tax expense (benefit)	0.0%	(7.9)%	(0.4)%	1.6%	0.0%	0.1%	0.0%	0.0%
Net income (loss) and comprehensive income (loss)	(3.7)%	8.7%	3.7%	(70.2)%	(32.7)%	(137.0)%	(17.8)%	(24.2)%
Our total revenue can fluctuate from quarter to quarter depending on the purchasing decisions of our customers and our overall level of sales activity. Historically, our customers have tended to increase their purchases near the beginning or end of their capital budget cycles, which tend to correspond to the beginning or end of the calendar year. As a result, we have in the past experienced lower relative total revenue in our fiscal first and second quarters and higher relative total revenue in our fiscal third quarter. We expect that there may be future variations in our quarterly total revenue depending on our level of national account roll-out projects, federal government and public sector projects, acquisitions, wholesale sales and our de-emphasis of PV solar systems projects. Our results for any particular fiscal quarter may not be indicative of results for other fiscal quarters or an entire fiscal year.
Liquidity and Capital Resources
Overview

We had approximately $20.0 million in cash and cash equivalents and $0 million in short-term investments as of March 31, 2015 compared to $17.6 million in cash and cash equivalents and $0.5 million in short-term investments as of March 31, 2014. Our cash equivalents are invested in money market accounts. Our increase in cash during fiscal 2015 was primarily due to our February 2015 follow-on public offering of common stock.
In January 2014, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we have the flexibility to publicly offer and sell from time to time up to $75 million of debt and/or equity securities, approximately $55 million of which remains available following the February 2015 offering. The filing of the shelf registration statement will help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, or repay existing debt.
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
In February 2015, we entered into a new credit and security agreement with Wells Fargo Bank, National Association providing for a new three-year revolving credit facility replacing our prior agreements with JPMorgan Chase Bank. The agreement provides for an initial credit limit of $15.0 million, subject to a borrowing base requirement based on eligible receivables and inventory. Borrowings under the agreement will bear interest at the daily three-month LIBOR plus 3.0% per annum.
In February 2015, we paid the remaining outstanding balance of $0.5 million on our mortgage note payable with Hometown Bank to facilitate providing additional collateral security to Wells Fargo Bank, National Association under our new credit facility.
In February 2015, we completed an underwritten public offering of 5.46 million shares of our common stock, at an offering price to the public of $3.50 per share. Net proceeds of the offering approximated $17.5 million.
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
The return to a recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries and postponements of incoming orders. However, we believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our borrowing capacity under our revolving credit facility with Wells Fargo Bank, N.A. will be sufficient to meet our anticipated cash needs for at least the next 12 months. As a result of the $20.0 million in cash and cash equivalents as of March 31, 2015, we expect to have adequate cash flows to fund operations during fiscal 2016. Our future working capital requirements thereafter will depend on many factors, including our rate of revenue, our introduction of new products and services and enhancements to our existing energy management system, our ability to negotiate favorable payment terms with our supply chain, the timing and extent of expansions of our sales force and other administrative and production personnel, the timing and extent of advertising, branding and promotional campaigns, legal expenses and our research and development activities.
Cash Flows
The following table summarizes our cash flows for our fiscal 2013, fiscal 2014 and fiscal 2015:

	Fiscal Year Ended March 31,
	2013	2014	2015
	(in thousands)
Operating activities	$2,261	$9,901	$(12,812)
Investing activities	(2,271)	(4,814)	(730)
Financing activities	(8,625)	(1,895)	15,976
(Decrease) increase in cash and cash equivalents	$(8,635)	$3,192	$2,434
Cash Flows Related to Operating Activities. Cash used in operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, income taxes and the effect of changes in working capital and other activities.
Cash used in operating activities for fiscal 2015 was $12.8 million and consisted of net cash provided by changes in operating assets and liabilities of $0.6 million and a net loss adjusted for non-cash expense items of $13.4 million. Cash provided by changes in operating assets and liabilities consisted of an increase in accounts payable of $2.5 million due to the increase in inventory purchases to support our growth in lighting product revenue during the fiscal 2015 back half, an increase of $0.8 million in accrued expenses due to increased warranty reserves and accrued project installation costs, a decrease in deferred contract costs of $0.7 million due to the completion of solar projects and a decrease in prepaid and other assets of $1.3 million for project billings that reduced unbilled revenue related to financed projects. Cash used by changes in operating assets and liabilities included an increase of $1.9 million in accounts receivable due to the increase in lighting revenue during the fiscal 2015 back half, an increase of $2.4 million in inventory due to the increase in purchases to support our anticipated growth in lighting product revenue for fiscal 2016 and a decrease in deferred revenue of $0.4 million due to project completions.
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
Cash Flows Related to Investing Activities. Cash used in investing activities was $2.3 million, $4.8 million and $0.7 million for fiscal 2013, 2014 and 2015, respectively. In fiscal 2015, we invested $2.0 million for capital improvements related to new product tooling, information technology systems and infrastructure investments to improve response time to customers and generate business efficiencies and $0.2 million for investment in patents. Cash provided from investing activities included $0.5 million from the sale of short-term investments and $1.0 million of proceeds from the sales of our facility in Plymouth, Wisconsin. In fiscal 2014, we invested $5.0 million for the acquisition of Harris and $0.4 million for capital improvements related to product development tooling and information technology systems. Cash provided from investing activities included $0.5 million for the sales of short-term investments and $0.1 million in proceeds from the sale of assets. In fiscal 2013, we invested $2.2 million for capital improvements related to our product development, information technology systems, manufacturing improvements and facility investments and $0.2 million for investment in patent activities.
Cash Flows Related to Financing Activities. Cash provided by financing activities was $16.0 million for fiscal 2015. This included $17.5 million in net proceeds from our February 2015 stock offering, $2.5 million in borrowings against our revolving credit facility, $0.4 million from the refinancing of the JP Morgan OTA credit facility and $0.5 million in proceeds from stock option and warrant exercises and stock note repayments. Cash flows used in financing activities included $4.5 million for repayment of long-term debt and $0.4 million for financing costs related to new debt agreements.
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
Working Capital
Our net working capital as of March 31, 2015 was $36.7 million, consisting of $55.0 million in current assets and $18.3 million in current liabilities. Our net working capital as of March 31, 2014 was $33.1 million, consisting of $50.3 million in current assets and $17.2 million in current liabilities. Our current accounts receivable balance increased by $3.2 million from the fiscal year end due to increased LED revenue during the back half of fiscal 2015. Our current inventory increased from the fiscal year end by $2.5 million due to increases in LED component inventories to support the increase in LED product orders and our fiscal year-end backlog of $6.9 million in lighting orders. Our prepaid and other current assets decreased by $2.3 million due to a $1.1 million decrease in unbilled revenue for completed solar projects and the sale of the Plymouth facility ($1.0 million reduction) which was classified as an asset held for sale. Our accounts payable increased $2.5 million on the increase in inventory, increased contractor activity from national account projects, increased sourced products and improvements in negotiated vendor payment terms as we transition our supply chain to an increasing number of new LED vendors. Our accrued expenses increased from our fiscal 2014 year end by $0.6 million due to a $0.5 million increase in warranty reserves, a $0.2 million increase in accrued service installation costs, a $0.2 million increase in accrued compensation expenses and a $0.4 million increase in tax reserves, offset by a reduction of $0.7 million for the Harris deferred consideration. Our deferred revenue decreased from our fiscal 2014 year end by $0.3 million as we completed the construction of solar PV projects.
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
Indebtedness
New Revolving Credit Agreement
On February 6, 2015, we entered into a new three-year credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. Borrowings under the Credit Facility are initially limited to $15.0 million, subject to a borrowing base requirement based on eligible receivables and inventory. Such limit may increase to $20.0 million, subject to the borrowing base requirement, after July 31, 2016, if we satisfy certain conditions. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit. As of March 31, 2015, we had approximately $4.4 million of current borrowing capacity under the Credit Facility.
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
In July 2013, we issued an unsecured and subordinated promissory note in the principal amount of $3.1 million to help fund our acquisition of Harris. The note bears interest at the rate of 4% per annum, is payable in quarterly installments of principal and interest and matures in July 2016. In addition to our Credit Facility, we also have other existing long-term indebtedness and obligations under various debt instruments, including pursuant to a federal block grant loan, an equipment loan and two notes for funding OTA contracts. As of March 31, 2015, the total amount of principal outstanding on these various obligations, including the Harris sellers note, was $2.6 million. These obligations have varying maturity dates between 2016 and 2017 and bear interest at annual rates of between 2.0% and 8.36%. The weighted average annual interest rate of such obligations as of March 31, 2015 was 5.23%. Based on interest rates in effect as of March 31, 2015, we expect that our total debt service payments on such obligations for fiscal 2016, including scheduled principal, lease and interest payments, but excluding any repayment of borrowings on the Credit Facility, will approximate $2.0 million. Except for the Harris sellers' note, all of these obligations are subject to security interests on our assets. Several of these obligations have covenants, such as customary financial and restrictive covenants, including limits on distributions; and restrictions on our ability to make loans, advances, extensions of credit, investments, capital contributions, incur additional indebtedness, create liens, guaranty obligations, merge or consolidate or undergo a change in control. As of March 31, 2015, we were in compliance with all such covenants.
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
Capital Spending
Over the past three fiscal years, we have made capital expenditures primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $2.2 million, $0.4 million and $2.0 million in fiscal 2013, 2014 and 2015, respectively. We plan to incur approximately $1.0 million to $1.2 million in capital expenditures in fiscal 2016. Our capital spending plans predominantly consist of investments related to new product development tooling and investments in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Contractual Obligations
Information regarding our known contractual obligations of the types described below as of March 31, 2015 is set forth in the following table:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Bank debt obligations	$4,565	$1,832	$2,733	$—	$—
Cash interest payments on debt	98	86	12	—	—
Operating lease obligations	521	265	256	—	—
Purchase order and capital expenditure commitments(1)	4,371	4,371	—	—	—
Total	$9,555	$6,554	$3,001	$—	$—

(1)	Reflects non-cancellable purchase commitments in the amount of $4.3 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.
The table of contractual obligations and commitments does not include our unrecognized tax benefits which were $0.2 million at March 31, 2015. We have a high degree of uncertainty regarding the timing of any adjustments to these unrecognized benefits.
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
Revenue Recognition. We recognize revenue when the following criteria have been met: there is persuasive evidence of an arrangement; delivery has occurred and title has passed to the customer; the sales price is fixed and determinable and no further obligation exists; and collectability is reasonably assured. Virtually all of our revenue is recognized when products are shipped to a customer or when services are completed and acceptance provisions, if any, have been met. In certain of our contracts, we provide multiple deliverables. We record the revenue associated with each element of these arrangements by allocating the total contract revenue to each element based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence, or “VSOE” of selling price, if available, (2) third-party evidence, or “TPE” of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available. We determine the selling price for our lighting and energy management system products, installation and recycling services and for solar renewable product and services using management’s best estimate of selling price as VSOE or TPE evidence does not exist. We consider external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, internal costs, and the scope and size of projects. Our PPA contracts are supply side agreements for the generation of electricity for which we recognize revenue on a monthly basis over the life of the PPA contract, typically in excess of 10 years. For sales of our solar PV systems, we recognize revenue using the percentage-of-completion method by measuring project progress by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. Revenue from sales of our solar PV systems is generally recognized over a period of three to 15 months. Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. Our OTA contracts are sales-type capital leases under GAAP and we record revenue at the net present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments.
Deferred revenue or deferred costs are recorded for project sales consisting of multiple elements or performance milestones, where the criteria for revenue recognition has not been met. Substantially all of our deferred revenue relates to advance customer billings for solar PV projects or to prepaid services to be provided at determined future dates. As of March 31, 2014 and 2015, our deferred revenue was $1.9 million and $1.5 million, respectively. Deferred costs on product are recorded as a current or long-term asset dependent upon when the project completion is expected to occur. As of March 31, 2014 and 2015, our deferred costs were $0.7 million and $0.1 million, respectively.
Inventories. Inventories are stated at the lower of cost or market value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below cost, then the inventory value is reduced to its market value. During fiscal 2015, we recorded an impairment charge of $11.0 million to our wireless controls inventory. Our inventory obsolescence reserves at March 31, 2014 and 2015 were $2.5 million and $1.6 million, respectively.
Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $0.4 million and $0.5 million at March 31, 2014 and March 31, 2015, respectively.

Recoverability of Long-Lived Assets. We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, customer relationships, developed technology, and non-competition agreements, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being utilized, or a significant change, delay or departure in our strategy for that asset, such as the loss of a customer in the case of customer relationships. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumption, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, the economic life of the asset. If impairment is indicated, we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized. During fiscal 2015, we recorded an impairment loss of $1.1 million related to development and licensing costs for our wireless controls inventory.
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
Goodwill. We test goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. We conduct impairment testing for goodwill at the reporting unit level. Reporting units, as defined by ASC 350, Intangibles - Goodwill and Other, may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. For fiscal 2015, our goodwill impairment testing was conducted at our segment level for U.S. Markets and Orion Engineered Systems.
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
As of March 31, 2014 our financial assets were measured at fair value employing level 1 inputs.
Stock-Based Compensation. We have historically issued stock options and restricted stock awards to our employees, executive officers and directors. During fiscal 2014, we changed our long-term equity incentive grant policy so that only restricted shares are currently issued. We adopted the provisions of ASC 718, Compensation – Stock Compensation, which requires us to expense the estimated fair value of stock options and similar awards based on the fair value of the award on the date of grant. Compensation costs for options granted are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
We did not issue any stock options during fiscal 2015. The fair value of each option for financial reporting purposes was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Fiscal Year Ended March 31,
	2013	2014	2015
Weighted average expected term	5.5 years	4.1 years	N/A
Risk-free interest rate	0.8%	0.8%	N/A
Expected volatility	72.5% – 74.4%	73.3%	N/A
Expected forfeiture rate	21.4%	20.3%	20.3%
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
We recognized stock-based compensation expense under ASC 718 of $1.2 million for fiscal 2013, $1.6 million for fiscal 2014 and $1.5 million for fiscal 2015. As of March 31, 2015, $2.9 million of total total stock-based compensation cost was expected to be recognized by us over a weighted average period of 3.5 years. We expect to recognize $1.3 million of stock-based compensation expense in fiscal 2016 based on our stock options and restricted stock awards outstanding as of March 31, 2015. This expense will increase further to the extent we have granted, or will grant, additional stock options in the future.
Common Stock Warrants. As of March 31, 2015, we had no warrants outstanding. As of March 31, 2014, warrants were outstanding to purchase a total of 38,980 shares of our common stock at weighted average exercise prices of $2.25 per share. These warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) contractual terms of five years; (ii) weighted average risk-free interest rates of 4.35% to 4.62%; (iii) expected volatility ranging between 50% and 60%; and (iv) dividend yields of 0%.
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
Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2013, we determined that a full valuation allowance against our net federal and our net state deferred tax assets was necessary in the amount of $4.1 million due to our cumulative three year taxable losses. For fiscal 2014, we reversed $2.3 million of our valuation reserve to offset deferred tax liabilities created by the acquisition of Harris. For fiscal 2015, we increased our valuation allowance against our net federal and our net state deferred tax assets due to our cumulative three year taxable losses. In making these determinations, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.
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
As of March 31, 2015, we had net operating loss carryforwards of approximately $38.6 million for federal tax purposes and $28.9 million for state tax purposes. Included in these loss carryforwards were $3.8 million for federal and $4.1 million for state tax expenses that were associated with the exercise of non-qualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in-capital as the deduction reduces our income taxes payable. We first recognize tax benefits from current period stock option expenses against current period income. The remaining current period income is offset by net operating losses under the tax law ordering approach. Under this approach, we will utilize the net operating losses from stock option expenses last.
We also had federal tax credit carryforwards of $1.5 and state tax credit carryforwards of $0.8, which are fully reserved for as part of our valuation allowance. Both the net operating losses and tax credit carryforwards will begin to expire in varying amounts between 2020 and 2035. We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2015, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.
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
Interest Rate Risk. Our investments consist primarily of investments in money market funds. While the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. It is our policy not to enter into interest rate derivative financial instruments. As a result, we do not currently have any significant interest rate exposure.
As of March 31, 2015, $2.5 million of our $5.1 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $25,000 per year.
Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. We have currently locked pricing at an 8% reduction for our specialty reflective aluminum requirements through the end of fiscal year 2016. A hypothetical 10% fluctuation in aluminum prices would have an impact of $0.4 million on earnings in fiscal 2016.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Orion Energy Systems, Inc.
Manitowoc, Wisconsin
We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. as of March 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015. In connection with our audits of the financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2015. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Energy Systems, Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Energy Systems, Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 12, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Milwaukee, Wisconsin
June 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Orion Energy Systems, Inc.
Manitowoc, Wisconsin
We have audited Orion Energy Systems, Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orion Energy Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Orion Energy Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orion Energy Systems, Inc. as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015 and our report dated June 12, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Milwaukee, Wisconsin
June 12, 2015

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2014	2015
Assets
Cash and cash equivalents	$17,568	$20,002
Short-term investments	470	—
Accounts receivable, net of allowances of $384 and $458	15,098	18,263
Inventories, net	11,790	14,283
Deferred contract costs	742	90
Prepaid expenses and other current assets	4,673	2,407
Total current assets	50,341	55,045
Property and equipment, net	23,135	21,223
Long-term inventory	10,607	—
Goodwill	4,409	4,409
Other intangible assets, net	7,551	6,335
Long-term accounts receivable	1,966	426
Other long-term assets	931	367
Total assets	$98,940	$87,805
Liabilities and Shareholders’ Equity
Accounts payable	$8,530	$11,003
Accrued expenses and other	4,597	5,197
Deferred revenue, current	614	287
Current maturities of long-term debt	3,450	1,832
Total current liabilities	17,191	18,319
Revolving credit facility	—	2,500
Long-term debt, less current maturities	3,151	722
Deferred revenue, long-term	1,316	1,231
Other long-term liabilities	270	522
Total liabilities	21,928	23,294
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2014 and 2015; no shares issued and outstanding at March 31, 2014 and 2015	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2014 and 2015; shares issued: 31,001,683 and 36,837,864 at March 31, 2014 and 2015; shares outstanding: 21,588,326 and 27,421,533 at March 31, 2014 and 2015	—	—
Additional paid-in capital	130,987	150,516
Treasury stock: 9,413,357 and 9,416,331 common shares at March 31, 2014 and 2015	(36,034)	(36,049)
Shareholder notes receivable	(50)	(4)
Retained deficit	(17,891)	(49,952)
Total shareholders’ equity	77,012	64,511
Total liabilities and shareholders’ equity	$98,940	$87,805

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2013	2014	2015
Product revenue	$72,604	$71,954	$65,881
Service revenue	13,482	16,669	6,329
Total revenue	86,086	88,623	72,210
Cost of product revenue	49,551	54,423	68,388
Cost of service revenue	9,805	11,220	4,959
Total cost of revenue	59,356	65,643	73,347
Gross profit (loss)	26,730	22,980	(1,137)
Operating expenses:
General and administrative	13,946	14,951	14,908
Acquisition and integration related expenses	—	819	47
Sales and marketing	17,129	13,527	13,290
Research and development	2,259	2,026	2,554
Total operating expenses	33,334	31,323	30,799
Loss from operations	(6,604)	(8,343)	(31,936)
Other income (expense):
Interest expense	(567)	(481)	(376)
Interest income	845	567	300
Total other income (expense)	278	86	(76)
Loss before income tax	(6,326)	(8,257)	(32,012)
Income tax expense (benefit)	4,073	(2,058)	49
Net loss and comprehensive loss	$(10,399)	$(6,199)	$(32,061)
Basic net loss per share attributable to common shareholders	$(0.50)	$(0.30)	$(1.43)
Weighted-average common shares outstanding	20,996,625	20,987,964	22,353,419
Diluted net loss per share	$(0.50)	$(0.30)	$(1.43)
Weighted-average common shares and share equivalents outstanding	20,996,625	20,987,964	22,353,419

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Shareholder Notes Receivable	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2012	22,785,258	$126,753	$(32,470)	$(221)	$(1,293)	$92,769
Issuance of stock and warrants for services	33,422	71	—	—	—	71
Exercise of stock options and warrants for cash	20,000	45	—	—	—	45
Shares issued under Employee Stock Purchase Plan	47,598	1	94	(82)	—	13
Tax expense from exercise of stock options	—	70	—	—	—	70
Collection of shareholder notes receivable	—	—	—	38	—	38
Stock-based compensation	—	1,164	—	—	—	1,164
Treasury stock purchase	(2,723,881)	—	(6,002)	—	—	(6,002)
Net income	—	—	—	—	(10,399)	(10,399)
Balance, March 31, 2013	20,162,397	$128,104	$(38,378)	$(265)	$(11,692)	$77,769
Issuance of stock and warrants for services	33,641	129	—	—	—	129
Stock activity for acquisition	940,940	—	2,382	—	—	2,382
Exercise of stock options and warrants for cash	446,059	1,152	—	—	—	1,152
Shares issued under Employee Stock Purchase Plan	2,373	(4)	10	—	—	6
Tax benefit from exercise of stock options	—	13	—	—	—	13
Collection of shareholder notes receivable	—	—	—	215	—	215
Stock-based compensation	23,084	1,593	—	—	—	1,593
Treasury stock purchase	(20,168)	—	(48)	—	—	(48)
Net loss	—	—	—	—	(6,199)	(6,199)
Balance, March 31, 2014	21,588,326	$130,987	$(36,034)	$(50)	$(17,891)	$77,012
Issuance of common stock for cash, net of issuance costs	5,462,500	17,465				17,465
Issuance of stock and warrants for services	27,931	131	—	—	—	131
Exercise of stock options and warrants for cash	178,387	430	—	—	—	430
Shares issued under Employee Stock Purchase Plan	1,486	4	7	—	—	11
Collection of shareholder notes receivable	—	—	—	46	—	46
Stock-based compensation	170,055	1,499	—	—	—	1,499
Treasury stock purchase	(7,152)	—	(22)	—	—	(22)
Net loss	—	—	—	—	(32,061)	(32,061)
Balance, March 31, 2015	27,421,533	$150,516	$(36,049)	$(4)	$(49,952)	$64,511

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2013	2014	2015
Operating activities
Net loss	$(10,399)	$(6,199)	$(32,061)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	4,322	3,798	2,853
Amortization	255	740	1,460
Stock-based compensation expense	1,164	1,593	1,499
Accretion of fair value on contingent consideration	—	11	—
Deferred income tax (benefit) expense	4,158	(2,123)	—
Impairment on assets	—	—	12,130
Loss on sale of property and equipment	69	1,733	(21)
Provision for inventory reserves	859	1,995	361
Provision for bad debts	757	174	285
Other	71	129	132
Changes in operating assets and liabilities, net of changes from acquisitions:
Accounts receivable, current and long-term	2,499	8,395	(1,909)
Inventories, current and long-term	2,880	3,962	(2,356)
Deferred contract costs	75	1,376	651
Prepaid expenses and other current assets	1,315	(1,072)	1,261
Accounts payable	(6,527)	(762)	2,475
Accrued expenses and other	2,221	(1,575)	838
Deferred revenue, current and long-term	(1,458)	(2,274)	(410)
Net cash provided by (used in) operating activities	2,261	9,901	(12,812)
Investing activities
Cash paid for acquisition, net of cash acquired	—	(4,992)	—
Purchase of property and equipment	(2,159)	(410)	(2,006)
Purchase of short-term investments	(5)	(4)	(2)
Sale of short-term investments	—	555	472
Additions to patents and licenses	(153)	(43)	(234)
Proceeds from sales of property, plant and equipment	46	80	1,040
Net cash used in investing activities	(2,271)	(4,814)	(730)
Financing activities
Payment of long-term debt	(3,169)	(3,229)	(4,494)
Proceeds from revolving credit facility	—	—	2,500
Proceeds from long-term debt	380	—	446
Proceeds from repayment of shareholder notes	38	215	46
Proceeds from issuance of common stock , net of issuance costs	—	—	17,465
Repurchase of common stock into treasury	(6,007)	—	—
Excess tax benefits from stock-based compensation	70	13	—
Deferred financing costs	—	(19)	(406)
Net proceeds from exercise of warrants and employee stock options	63	1,125	419
Net cash (used in) provided by financing activities	(8,625)	(1,895)	15,976

Net increase (decrease) in cash and cash equivalents	(8,635)	3,192	2,434
Cash and cash equivalents at beginning of period	23,011	14,376	17,568
Cash and cash equivalents at end of period	$14,376	$17,568	$20,002
Supplemental cash flow information:
Cash paid for interest	$535	$423	$287
Cash paid for income taxes	$102	$22	$42
Supplemental disclosure of non-cash investing and financing activities:
Shares issued from treasury for shareholder note receivable	$82	$—	$—
Shares returned to treasury in satisfaction of employee tax liabilities from restricted stock vesting	$—	$—	$22
Shares returned to treasury in satisfaction of receivable	$—	$48	$—
Acquisition related contingent consideration liability	$—	$612	$—
Acquisition financed through debt	$—	$3,123	$—
Common stock issued for acquisition	$—	$2,416	$—

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — DESCRIPTION OF BUSINESS
Organization
The Company includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. The Company is a developer, manufacturer and seller of lighting and energy management systems to commercial and industrial businesses, predominantly in North America.
See Note J “Segment Reporting” of these financial statements for further discussion of the Company's reportable segments.
The Company's corporate offices and primary manufacturing operations are located in Manitowoc, Wisconsin. The operations facility in Plymouth, Wisconsin was classified as an asset held for sale and was sold in May 2014. The Company leases office space in Jacksonville, Florida. The Company leases office space for a sales office located in Houston, Texas.
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
Short-Term Investments
The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, as of March 31, 2014 and 2015 were as follows (in thousands):

March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$488	$—	$—	$488	$488	$—
Bank certificate of deposit	470	—	—	470	—	470
Total	$958	$—	$—	$958	$488	$470

March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Money market funds	$—	$—	$—	$—	$—	$—
Bank certificate of deposit	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

As of March 31, 2014 , the Company’s financial assets described in the table above were measured at cost which approximates fair value due to the short-term nature of the investment (level 1 inputs).
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
Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:
Age Analysis as of March 31, 2014 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$2,067	$137	$149	$286	$2,353
Lease balances included in consolidated accounts receivable—long-term	1,662	—	—	—	1,662
Total gross sales-type leases	3,729	137	149	286	4,015
Allowance	(3)	(3)	(88)	(91)	(94)
Total net sales-type leases	$3,726	$134	$61	$195	$3,921
Age Analysis as of March 31, 2015 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$1,346	$47	$186	$233	$1,579
Lease balances included in consolidated accounts receivable—long-term	398	—	—	—	398
Total gross sales-type leases	1,744	47	186	233	1,977
Allowance	(12)	(3)	(141)	(144)	(156)
Total net sales-type leases	$1,732	$44	$45	$89	$1,821

Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company's customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company’s provision for write-offs and credit losses against the OTA sales-type lease receivable balances in fiscal 2014 and fiscal 2015, respectively, was as follows:

		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2014	Allowance for Doubtful Accounts on financing receivables	$74	$96	$76	$94
2015	Allowance for Doubtful Accounts on financing receivables	$94	$62	$—	$156
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and wireless energy management systems and accessories, such as lamps, meters and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 24 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2014 and 2015, the Company had inventory obsolescence reserves of $2.5 million and $1.6 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following (in thousands):

	March 31, 2014	March 31, 2015
Raw materials and components	$6,894	$8,474
Work in process	880	1,588
Finished goods	4,016	4,221
	$11,790	$14,283
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $0.7 million and $0.1 million as of March 31, 2014 and March 31, 2015, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets includes $2.8 million and $1.7 million of unbilled accounts receivable as of March 31, 2014 and March 31, 2015, respectively. Prepaid expenses and other current assets also includes $1.0 million of assets held for sale as of March 31, 2014 for an asset that was sold during fiscal 2015.
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

The Company periodically reviews the carrying values of property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, if events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets’ carrying amount to determine if a write down to market value is required. No write downs were recorded in fiscal 2013. In fiscal 2014, an impairment charge of $0.2 million was recorded. In fiscal 2015, an impairment charge of $1.0 million was recorded in connection with the assessment of carrying costs related to the wireless controls product offering.
Property and equipment were comprised of the following (in thousands):

	March 31, 2014	March 31, 2015
Land and land improvements	$1,480	$1,511
Buildings and building improvements	14,405	14,441
Furniture, fixtures and office equipment	10,713	8,600
Leasehold improvements	46	148
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	10,103	11,084
Construction in progress	60	379
	41,804	41,160
Less: accumulated depreciation and amortization	(18,669)	(19,937)
Net property and equipment	$23,135	$21,223
The Company has no equipment under capital leases.
Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. The Company recorded depreciation expense of $4.3 million, $3.8 million and $2.9 million for the years ended March 31, 2013, 2014 and 2015, respectively. Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	3-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers under Power Purchase Agreements	20 years
Plant equipment	3-10 years
No interest was capitalized for construction in progress during fiscal 2014 or fiscal 2015.
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

There was no change in the carrying value of goodwill during fiscal 2015 as follows (in thousands):

Balance at March 31, 2013	$—
Acquisition	4,409
Balance at March 31, 2014	$4,409
Impairments	—
Balance at March 31, 2015	$4,409
As of April 1, 2014, the Company realigned its organizational structure as a result of a new business strategy. In connection with the reorganization, the Company evaluated its historical operating segments (Energy Management Division and Engineered Systems Division) in relation to GAAP and identified the following new operating segments: (i) U.S. Markets, (ii) Orion Engineered Systems, (iii) Orion Distribution Services and (iv) Corporate and Other. The new operating segments became effective, on a prospective basis, beginning April 1, 2014. The Company's operating segments are also its reporting units (for goodwill assessment purposes) and reporting segments (for financial reporting purposes). In connection with the identification of the new operating segments, the Company allocated goodwill from its historical reporting units to its new reporting units using a relative fair market approach as follows (in thousands):

	U.S. Markets	Orion Engineered Systems	Orion Distribution Services	Corporate and Other	Total
Goodwill at March 31, 2015	$2,371	$2,038	$—	$—	$4,409
The components of, and changes in, the carrying amount of other intangible assets were as follows (in thousands):

	March 31, 2014		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$2,362	$(784)	$2,447	$(906)
Licenses	58	(58)	58	(58)
Trade name and trademarks	1,942	—	1,958	—
Customer relationships	3,600	(535)	3,600	(1,620)
Developed technology	900	(19)	900	(109)
Non-competition agreements	100	(15)	100	(35)
Total	$8,962	$(1,411)	$9,063	$(2,728)
As of March 31, 2015, the weighted average useful life of intangible assets was 6.7 years. The estimated amortization expense for each of the next five years is shown below (in thousands):

Fiscal 2016	$1,226
Fiscal 2017	883
Fiscal 2018	607
Fiscal 2019	431
Fiscal 2020	346
Thereafter	884
$4,377
Amortization expense is set forth in the following table (in thousands):

	Fiscal Year Ended March 31,
	2013	2014	2015
Amortization included in cost of sales:
Patents	$133	$135	$132
Total	$133	$135	$132

Amortization included in operating expenses:
Customer relationships	$—	$535	$1,085
Developed technology	—	19	90
Non-competition agreements	—	15	20
Total	—	569	1,195
Total amortization	$133	$704	$1,327
The Company’s management periodically reviews the carrying value of intangible assets for impairment. Write-offs recorded in fiscal 2013, 2014 and 2015 were $0, $45,000 and $120,000, respectively.
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.
Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 11.0%. As of March 31, 2015, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2016	$309
Fiscal 2017	9
Total gross financed receivable	318
Less: amount above to be collected during the next 12 months	(309)
Less: amount representing interest	(1)
Total net long-term receivable	$8
Long-Term Inventories
As of March 31, 2014, the Company had long-term inventory for the non-current portion of its wireless controls finished goods inventory. The inventories were stated at the lower of cost or market value with cost determined using the FIFO method. As of September 30, 2014, the wireless controls inventory were deemed to be impaired based upon current market conditions, including significant declines in unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. During fiscal 2015, the Company recorded an impairment charge of $10.2 million related to its wireless controls inventory. Net realizable value of this remaining wireless control inventory was based on the Company's best estimate of product sales expectations, market prices and customer demand patterns.
Other Long-Term Assets
Other long-term assets include long-term security deposits, prepaid licensing costs, deferred costs for a long-term contract, and deferred financing costs. Other long-term assets include $33,000 and $202,000 of deferred financing costs as of March 31, 2014 and March 31, 2015, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (1 to 3 years). For the years ended March 31, 2013, 2014 and 2015, the amortization was $42,000, $40,000 and $156,000, respectively.
Accrued Expenses and Other
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, accrued legal costs, accrued commissions, customer deposits, accrued acquisition liabilities, accrued project costs, sales tax payable and other various unpaid expenses. Accrued expenses include $1.0 million and $1.3 million of accrued project costs as of March 31, 2014 and March 31, 2015, respectively.

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
Changes in the Company’s warranty accrual were as follows (in thousands):

	March 31,
	2014	2015
Beginning of year	$284	$263
Provision to product cost of revenue	300	776
Charges	(321)	(24)
End of year	$263	$1,015
Incentive Compensation
The Company’s compensation committee approved an Executive Fiscal Year 2013 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan. The plan provided for performance and discretionary cash bonus payments ranging from 25-100% of the fiscal 2013 base salaries of the Company’s named executive officers and other key employees. The plan provided for bonuses to be paid out on the basis of the achievement in fiscal 2013 of (i) target revenue of $119 million and/or (ii) target net income of $3.7 million. Revenue and net income were selected as the performance measures for the cash bonus program because they were viewed as the most critical elements to increasing the value of the Company's common stock and, therefore, to the Company's enterprise value. The compensation committee established a target bonus as a percentage of base salary for each of the named executive officers. If the Company achieved 90% of either or both the revenue and net income targets ($107 million in revenue or $3.33 million in net income), then the named executive officers would have received 50% of their target bonus for that element. If either or both of the target revenue or net income were exceeded, the named executive officers would be eligible to earn up to two times their target bonus for that element based on a sliding scale of up to 150% of the target revenue or net income. As described below, this plan was superseded by a new plan in November 2012, and, therefore, the Company did not accrue any expense related to this plan.
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
The Company’s compensation committee approved an Executive Fiscal Year 2014 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan. The plan provided for performance cash bonus payments ranging from 35-100% of the fiscal 2014 base salaries of the Company’s named executive officers and other key employees. The plan provided for bonuses to be paid out on the basis of the achievement in fiscal 2014 of at least (i) $2.0 million of profit before taxes and (ii) revenue of at least $88.0 million. Based upon the results for the year ended March 31, 2014, the Company did not accrue any expense related to this plan.
The Company’s compensation committee approved an Executive Fiscal Year 2015 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan. The plan provided for performance cash bonus payments ranging from 35-100% of the fiscal 2015 base salaries of the Company’s named executive officers and other key employees. The plan provided for bonuses to be paid out on the basis of the achievement in fiscal 2015 of at least (i) $2.3 million of profit before taxes and (ii) revenue of at least $90.4 million. Based upon the results for the year ended March 31, 2015, the Company did not accrue any expense related to this plan.
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
Advertising
Advertising costs of $111,000, $28,000 and $149,000 for fiscal 2013, 2014 and 2015, respectively, were charged to operations as incurred.
Research and Development
The Company expenses research and development costs as incurred.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2015, the Company recorded a valuation allowance of $11.7 million against its deferred tax assets.
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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. Realized tax benefits (expense) from the exercise of stock options were $70,000, $13,000 and $0 for the fiscal years 2013, 2014 and 2015, respectively.
Stock Based Compensation
The Company’s share-based payments to employees are measured at fair value and are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) are classified as financing cash flows. For the years ended March 31, 2013, 2014 and 2015, $70,000, $13,000 and $0, respectively, of such excess tax benefits were classified as financing cash flows.
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
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note I, the Company awards non-vested restricted stock to employees, executive officers and directors. The Company did not issue any stock options during fiscal 2015. The fair value of each option grant in fiscal 2013, 2014 and 2015 was determined using the assumptions in the following table:

	Fiscal Year Ended March 31,
	2013	2014	2015
Weighted average expected term	5.5 years	4.1 years	N/A
Risk-free interest rate	0.8%	0.8%	N/A
Expected volatility	72.5 - 74.4%	73.3%	N/A
Expected forfeiture rate	21.4%	20.3%	20.3%
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Diluted net income (loss) per common share reflects the dilution that would occur if warrants and stock options were exercised and restricted shares vested. In the computation of diluted net income (loss) per common share, the Company uses the “treasury stock” method for outstanding options, warrants and restricted shares. Diluted net loss per common share is the same as basic net loss per common share for the years ended March 31, 2013, March 31, 2014 and March 31, 2015, because the effects of potentially dilutive securities are anti-dilutive. The effect of net income (loss) per common share is calculated based upon the following shares (in thousands except share amounts):

	Fiscal Year Ended March 31,
	2013	2014	2015
Numerator:
Net loss	$(10,399)	$(6,199)	$(32,061)
Denominator:
Weighted-average common shares outstanding	20,996,625	20,987,964	22,353,419
Weighted-average effect of assumed conversion of stock options and restricted stock	—	—	—
Weighted-average common shares and share equivalents outstanding	20,996,625	20,987,964	22,353,419
Net income (loss) per common share:
Basic	$(0.50)	$(0.30)	$(1.43)
Diluted	$(0.50)	$(0.30)	$(1.43)
The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2013	2014	2015
Common stock options	3,312,523	2,716,317	2,426,836
Restricted shares	105,000	539,204	704,688
Common stock warrants	38,980	38,980	—
Total	3,456,503	3,294,501	3,131,524
Concentration of Credit Risk and Other Risks and Uncertainties
The Company’s cash is deposited with four financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
The Company purchases components necessary for its lighting products, including ballasts, lamps and LED components from multiple suppliers. For fiscal 2013, 2014 and 2015, no supplier accounted for more than 10% of total cost of revenue.
In fiscal 2013, there were no customers who individually accounted for greater than 10% of revenue. In fiscal 2014, one customer accounted for 23% of revenue. In fiscal 2015, one customer accounted for 12% of revenue.
As of March 31, 2014 and March 31, 2015, no customers accounted for more than 10% of accounts receivable.
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
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on April 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of ASU 2014-09.
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
On October 21, 2013, the Company executed a letter agreement amending the Purchase Agreement. The letter agreement established a fixed future consideration of $1.4 million for the previously existing earn-out component of the Purchase Agreement and eliminated the requirement that certain revenue targets must be achieved. Under the letter agreement, on January 2, 2014, the Company issued $0.6 million, or 83,943 shares, of the Company's unregistered common stock. The fixed consideration was determined based upon the existing share calculation at a fair value of $3.80 per common share. On January 2, 2015, the Company would pay $0.8 million in cash to settle all outstanding obligations related to the earn-out component of the Purchase Agreement. In December 2014, the Company amended the letter agreement to defer the January 2, 2015 payment of $0.8 million in cash until February 13, 2015, to settle all outstanding obligations related to the earn-out component of the Purchase Agreement. The final payment was made on February 12, 2015.

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
$10,801
Prior to the amendment discussed above, the contingent consideration arrangement required the Company to pay the Harris Shareholders up to $1.0 million in unregistered shares of the Company's common stock upon Harris' achievement of certain revenue milestones in calendar year 2013 and/or 2014, and, in the case of certain Harris Shareholders who became employees of the Company, their continued employment by the Company. The potential undiscounted amount of all future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $1.0 million. The Company recorded $0.6 million for the non-employee Harris Shareholder portion of the contingent consideration liability on the acquisition date. During the years ended March 31, 2014, and March 31, 2015, the Company expensed $0.3 million and $0.1 million, respectively, in compensation expense as contingent consideration for employee Harris shareholders.
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
The goodwill of $4.4 million arising from the Harris acquisition consists largely of the synergies and economies of scale expected from combining operations, and, to a lesser extent, the assembled workforce of Harris. The goodwill was assigned to the Company's US Markets and Engineered Systems segments. None of the acquired goodwill is expected to be deductible for tax purposes.
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

	Acquisition of Harris Pro Forma Results of Operations
	Fiscal Year Ended March 31,
	2013	2014
Revenue	$102,198	$92,868
Net loss available to common shareholders	(7,489)	(9,111)
Loss per share:
Basic	$(0.36)	$(0.43)
Diluted	(0.36)	(0.43)
The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs. In addition, the pro forma results for the year ended March 31, 2014 was adjusted to exclude non-recurring aggregate acquisition-related costs of $0.2 million that were incurred in 2013.
NOTE D — RELATED PARTY TRANSACTIONS
During fiscal 2013, the Company purchased goods and services from an entity in the amount of $40,000, for which a director of the Company serves as a member of the board of directors. During fiscal 2014 and 2015, the Company purchased goods and services from an entity in the amount of $20,000 and $38,000, respectively, for which a director of the Company serves as a minority owner and chairman of the board of directors.
NOTE E — LONG-TERM DEBT
Long-term debt as of March 31, 2014 and 2015 consisted of the following (in thousands):

	March 31,
	2014	2015
Revolving credit facility	$—	$2,500
Harris seller's note	2,624	1,607
Customer equipment finance notes payable	2,331	827
First mortgage note payable	607	—
Debenture payable	675	—
Other long-term debt	364	120
Total long-term debt	6,601	5,054
Less current maturities	(3,450)	(1,832)
Long-term debt, less current maturities	$3,151	$3,222
Revolving Credit Agreement
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
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of March 31, 2015, the interest rate was 3.26%. The Company must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of March 31, 2015, the Company had no outstanding letters of credit. Borrowings outstanding as of March 31, 2015, amounted to approximately $2.5 million and are included in non-current liabilities in the accompanying Consolidated Balance Sheet. The Company estimates that as of March 31, 2015, it was eligible to borrow an additional $4.4 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
The Company was in compliance with its covenants in the Credit Agreement as of March 31, 2015.
Prior Credit Agreements with JP Morgan
The Company previously had an amended credit agreement (Prior Credit Agreement) with JP Morgan Chase Bank, N.A. (JP Morgan) that provided for a revolving credit facility (Prior Credit Facility). Borrowings under the Prior Credit Facility were limited to $15.0 million, subject to a borrowing base requirement when the outstanding principal balance of loans under the Prior Credit Facility was greater than $5.0 million. In addition, the Company previously had a credit agreement with JP Morgan that provided up to $5.0 million that was immediately available to fund completed customer contracts under its OTA finance program. The Company had one year from the date of the commitment to borrow under the credit agreement, which expired on September 30, 2012 for new borrowings.
On November 6, 2014, the Company received a letter from JP Morgan terminating the bank’s obligations to make any further loans to the Company, and declaring the outstanding loans due and payable, under the revolving Prior Credit Agreement and the OTA credit agreement due to the Company’s failure to meet certain financial covenants. As of such date, the Company had an outstanding OTA credit agreement loan balance of $467,000 and no amounts outstanding on the Prior Credit Agreement. The Company fully satisfied its outstanding obligations under the OTA credit agreement with existing cash balances.
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
Customer Equipment Finance Notes Payable
In December 2014, the Company entered into a secured borrowing agreement with De Lage Landen Financial Services, Inc. in the principal amount of $0.4 million to fund completed customer contracts under its OTA finance program that were previously funded under the OTA credit agreement with JP Morgan, which was terminated in November 2014. This note is included in the table above as customer equipment finance notes payable. The loan amount is secured by the OTA-related equipment and the expected future monthly payments under the supporting 25 individual OTA customer contracts. The borrowing agreement bears interest at a rate of 8.36% and matures in December 2016.
In September 2010, the Company entered into a note agreement with a financial institution that provided the Company with $2.4 million to fund completed customer contracts under the Company’s OTA finance program. In February 2011, the Company sold a portion of the OTA contracts collateralizing the note to a third party equipment finance company. Accordingly, the Company repaid $1.3 million of the outstanding note balance and recorded a prepayment penalty of $33,000. The note was paid in full in March 2015. This note is included in the table above as customer equipment finance notes payable. The note was collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 12 individual OTA customer contracts. The note bore interest at 7%.
In March 2011, the Company entered into a note agreement with a financial institution that provided the Company with $0.9 million to fund completed customer contracts under the Company’s OTA finance program. This note is included in the table above as customer equipment finance notes payable. The note was paid in full in March 2015. The note was collateralized by the OTA-related equipment and the expected future monthly payments under the supporting three individual OTA customer contracts. The note bore interest at 7% and required monthly payments of $20,900.
In June 2011, the Company entered into a note agreement with a financial institution that provided the Company with $2.8 million to fund completed customer contracts under the Company’s OTA finance program. This note is included in the table above as customer equipment finance notes payable. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 40 individual OTA contracts. The note bears interest at 7.85% and matures in April 2016. The note agreement includes a debt service covenant with respect to the supporting OTA contracts that the aggregate amount of all remaining scheduled payments due with respect to the individual OTA contracts be not less than 1.25 to 1.0 of the remaining principal and interest payments due under the loan. As of March 31, 2015 the Company was in compliance with the debt service covenant.
First Mortgage Note Payable
In December 2014, the Company entered into an amendment to its mortgage note payable to extend the maturity date from December 1, 2014 to April 1, 2015 on its remaining principal amount of $0.5 million. The Company’s term note was satisfied in full in February 2015. The Company’s first mortgage note payable had an interest rate of prime plus 2.25% (effective rate of 5.50% at March 31, 2015), and required monthly payments of principal and interest of $10,000. This note is included in the table above as first mortgage note payable. The mortgage was secured by a first mortgage on the Company’s manufacturing facility.
Debenture Payable
The Company’s debenture payable was satisfied in full in February 2015. The Company’s debenture payable was issued by Certified Development Company at an effective interest rate of 4.94%. The balance was payable in monthly principal and interest payments of $8,000 and was guaranteed by United States Small Business Administration 504 program. This payable is included in the table above as debenture payable. The amount due was collateralized by a second mortgage on the manufacturing facility.
Other Long-Term Debt
In November 2007, the Company completed a Wisconsin Community Development Block Grant with the local city government to provide financing in the amount of $750,000 for the purpose of acquiring additional production equipment. The loan was paid in full in December 2014. This loan is included in the table above as other long-term debt. The loan had an interest rate of 4.9% and was collateralized by the related equipment. The loan required monthly payments of $11,000 through December 2014.
In September 2010, the Company entered into a note agreement with the Wisconsin Department of Commerce that provided the Company with $0.3 million to fund the Company’s rooftop solar project at its Manitowoc manufacturing facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allowed for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and requires monthly payments of $4,600. The note matures in June 2017. The note agreement requires the Company to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. The Company was in compliance with all covenants in the note agreement as of March 31, 2015.
In January 2011, the Company amended its November 2007 Wisconsin Community Development Block Grant with the local city government to provide the Company with $0.2 million to fund equipment at its Manitowoc facility. The loan was paid in full in December 2014. This loan is included in the table above as other long-term debt. The amendment to the loan agreement was collateralized by the related equipment. The loan bore interest at 2.1125% and required monthly payments of $3,600 through December 2014.
Other long-term debt consisted of a promissory note from the state government to provide working capital and equipment for the development of daylighting technologies. The loan was paid in full in February 2015. The note was secured by the related equipment. The loan bore interest at 2.0% and required monthly payments of $3,400.
Aggregate Maturities
As of March 31, 2015, aggregate maturities of long-term debt were as follows (in thousands):

Fiscal 2016	$1,832
Fiscal 2017	706
Fiscal 2018	2,516
Fiscal 2019	—
Thereafter	—
$5,054
NOTE F — INCOME TAXES
The total provision (benefit) for income taxes consists of the following for the fiscal years ending (in thousands):

	Fiscal Year Ended March 31,
	2013	2014	2015
Current	$(180)	$19	$49
Deferred	4,253	(2,077)	—
	$4,073	$(2,058)	$49

	2013	2014	2015
Federal	$3,803	$(1,830)	$—
State	270	(228)	49
	$4,073	$(2,058)	$49
A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2013	2014	2015
Statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net	2.3%	2.8%	3.6%
Federal tax credit	3.9%	0.9%	0.2%
State tax credit	(0.5)%	0.4%	0.1%
Change in valuation reserve	(111.7)%	(10.2)%	(37.0)%
Permanent items	2.3%	(2.9)%	(0.1)%
Change in tax contingency reserve	3.4%	(0.3)%	—%
Other, net	1.9%	0.2%	(1.0)%
Effective income tax rate	(64.4)%	24.9%	(0.2)%

The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (in thousands):

	March 31,
	2014	2015
Inventory, accruals and reserves	$1,445	$5,297
Other	139	159
Deferred revenue	44	91
Valuation allowance	(1,628)	(5,547)
Total net current deferred tax assets and liabilities	$—	$—
Federal and state operating loss carryforwards	6,233	13,154
Tax credit carryforwards	1,498	1,475
Non-qualified stock options	2,541	2,914
Deferred revenue	23	7
Fixed assets	(1,889)	(1,698)
Intangible assets	(2,125)	(1,687)
Valuation allowance	(6,281)	(14,165)
Total net long-term deferred tax assets and liabilities	$—	$—
Total net deferred tax assets	$—	$—
The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return. Benefits of $0.1 million, $13,000 and $0 were recorded in fiscal 2013, fiscal 2014 and fiscal 2015, respectively, as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized in the current year.
As of March 31, 2015, the Company has federal net operating loss carryforwards of approximately $38.6 million, of which $3.8 million are associated with the exercise of NQSOs that have not yet been recognized by the Company in its financial statements. The Company also has state net operating loss carryforwards of approximately $28.9 million, of which $4.1 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.5 million and state tax credits of $0.8 million. For the fiscal year ended March 31, 2015, the Company has recorded a valuation allowance of $19.7 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. For the fiscal years ended March 31, 2014 and March 31, 2015, the valuation allowance against the Company's net federal and net state deferred tax assets increased $0.8 million and $11.8 million, respectively. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Generally, a change of more than 50% in the ownership of the Company's stock, by value, over a three year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, the Company's ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for the Company. The Company does not believe an ownership change affects the use of the full amount of the net operating loss carryforwards. There was no limitation that occurred for fiscal 2013, fiscal 2014, or fiscal 2015.
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
Uncertain tax positions
As of March 31, 2015, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect these amounts to change in the next twelve months as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation.
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

	Fiscal Year Ended March 31,
	2013	2014	2015
Unrecognized tax benefits as of beginning of fiscal year	$406	$188	$210
Additions based on tax positions related to the current period positions	16	22	2
Reduction for tax positions of prior years	(1)	—	—
Reduction due to lapse of statute of limitations	(233)	—	—
Unrecognized tax benefits as of end of fiscal year	$188	$210	$212
NOTE G —COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases vehicles and equipment under operating leases expiring at various dates through 2021. Rent expense under operating leases was $1,613,000, $1,238,000 and $398,000 for fiscal 2013, 2014 and 2015, respectively. Total annual commitments under non-cancelable operating leases with terms in excess of one year at March 31, 2015 are as follows (in thousands):

Fiscal 2016	$265
Fiscal 2017	159
Fiscal 2018	96
Thereafter	—
$520
Purchase Commitments
The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2015, the Company had entered into $4.3 million of purchase commitments related to fiscal 2016 for inventory purchases.
Retirement Savings Plan
The Company sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. In fiscal 2013, 2014 and 2015, the Company made matching contributions of approximately $8,000, $26,000 and $23,000, respectively.
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
On March 27, 2014, the Company was named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, the Company's former chief executive officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleges, among other things, that the Company breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint seeks, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted the Company's motion to dismiss six of the plaintiff's claims. On January 9, 2015, the plaintiff filed an amended complaint re-alleging claims that were dismissed by the court, including, among other things, a retaliation claim and certain claims with respect to prior management agreements and certain intellectual property rights. On January 22, 2015, the Company filed a motion to dismiss and a motion to strike certain of the claims made in the amended complaint. On May 18, 2015, the court dismissed the intellectual property claims re-alleged in the January 9, 2015 amended complaint. The Company believes that it has substantial legal and factual defenses to the claims and allegations remaining in the case and that the Company will prevail in this proceeding. The Company intends to continue to defend against the claims vigorously. Based upon the current status of the lawsuit, the Company is currently unable to estimate any potential adverse impact on the Company from the plaintiff's claims and the Company does not believe the lawsuit will have a material adverse impact on its future continuing results of operations.
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
State Tax Assessment
The Company is currently negotiating a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of the Company’s products for tax purposes under Wisconsin law. The issue under review is whether the installation of the Company’s lighting systems is considered a real property construction activity under Wisconsin law. The Company currently expects to resolve this matter with the Wisconsin Department of Revenue in fiscal 2016.
NOTE H —SHAREHOLDERS’ EQUITY
Common Stock Transactions
On February 20, 2015, the Company completed an underwritten public offering of 5.46 million shares of its common stock, at an offering price to public of $3.50 per share. Net proceeds of the offering approximated $17.5 million.
Share Repurchase Program and Treasury Stock
In October 2011, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $1.0 million of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $2.5 million of the Company’s outstanding common stock. In April 2012, the Company's Board approved another increase to the share repurchase program authorizing the Company to repurchase in aggregate up to a maximum of $7.5 million of the Company's outstanding common stock. As of March 31, 2015, the Company had repurchased 3.0 million shares of common stock at a cost of $6.8 million under the program. The Company did not repurchase any shares in fiscal 2014 or fiscal 2015 and does not intend to repurchase any additional common stock under this program in the near-term.
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
Employee Stock Purchase Plan
In August 2010, the Company’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20,000 of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on the NYSE MKT exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, the Company had halted the loan program. The Company had the following shares issued from treasury during fiscal 2014 and fiscal 2015:

	As of March 31, 2014
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended June 30, 2013	990	$2.48	—	$—	$823
Quarter Ended September 30, 2013	702	$3.76	—	—	118,309
Quarter Ended December 31, 2013	319	$6.80	—	—	94,300
Quarter Ended March 31, 2014	362	$7.25	—	—	1,677
Total	2,373	$2.48 - 7.25	—	$—	$215,109

	As of March 31, 2015
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended June 30, 2014	383	$4.07	—	$—	$9,600
Quarter Ended September 30, 2014	322	$5.35	—	—	1,000
Quarter Ended December 31, 2014	289	$5.41	—	—	—
Quarter Ended March 31, 2015	492	$3.14	—	—	35,400
Total	1,486	$3.14 - 5.41	—	$—	$46,000
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
In June 2012, the Company's compensation committee approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for such employees to earn long-term equity incentive awards. In May 2013, the compensation committee of the Board of Directors changed the Company's long-term equity incentive grant policy so that only restricted shares are issued to all employees under the Plans. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is between three to five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. In fiscal 2014, an aggregate of 526,663 restricted shares were granted valued at a price per share between $2.41 and $6.97, which was the closing market price as of each grant date. In fiscal 2015, an aggregate of 410,496 restricted shares were granted valued at a price per share between $4.16 and $7.23, which was the closing market price as of each grant date.
In fiscal 2013, the Company granted 30,422 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $1.62 to $2.57 per share, the closing market price as of the issuance dates. In fiscal 2014, the Company granted 33,641 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $2.41 to $5.73 per share, the closing market price as of the issuance dates. In fiscal 2015, the Company granted 27,931 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $4.20 to $5.23 per share, the closing market price as of the issuance dates. Additionally, during fiscal 2013, the Company issued 3,000 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.03 per share, the closing market price as of the issuance date.
In fiscal 2014, the Company recorded $0.2 million of stock-based compensation related to the deferred consideration for employee Harris Shareholders resulting from the Harris acquisition. The following amounts of stock-based compensation were recorded (in thousands):

	Fiscal Year Ended March 31,
	2013	2014	2015
Cost of product revenue	$114	$70	$50
General and administrative	578	1,025	1,056
Sales and marketing	451	485	360
Research and development	21	13	33
	$1,164	$1,593	$1,499
The number of shares available for grant under the plans were as follows:

Available at March 31, 2012	1,406,090
Granted stock options	(1,054,876)
Granted shares	(33,422)
Restricted Shares	(163,750)
Forfeited restricted shares	58,750
Forfeited stock options	1,419,986
Available at March 31, 2013	1,632,778
Granted stock options	(305,544)
Granted shares	(33,641)
Restricted Shares	(526,663)
Forfeited restricted shares	69,375
Forfeited stock options	455,691
Available at March 31, 2014	1,291,996
Granted stock options	—
Granted shares	(27,931)
Restricted shares	(410,496)
Forfeited restricted shares	74,957
Forfeited stock options	150,074
Available at March 31, 2015	1,078,600

The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at March 31, 2012	3,697,633	$3.76	1.95
Granted	1,054,876	$1.98
Exercised	(20,000)	$2.25
Forfeited	(1,419,986)	$3.26
Outstanding at March 31, 2013	3,312,523	$3.42	1.23
Granted	305,544	$1.98
Exercised	(446,059)	$2.25
Forfeited	(455,691)	$3.26
Outstanding at March 31, 2014	2,716,317	$3.43	1.32
Granted	—	$—
Exercised	(139,407)	$2.46
Forfeited	(150,074)	$3.13
Outstanding at March 31, 2015	2,426,836	$3.50	—	$1,231,344
Exercisable at March 31, 2015	1,844,994			$740,802
The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2015:

	March 31, 2015
	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Vested	Weighted Average Exercise Price
$1.62 - 2.25	781,276	5.88	$1.99	456,551	$2.01
$2.41 - 2.75	436,144	7.18	2.47	285,432	2.46
$2.86 - 4.28	773,459	4.98	3.43	667,054	3.46
$4.49 - 4.76	44,400	2.19	4.63	44,400	4.63
$5.35 - 6.05	218,706	3.99	5.46	218,706	5.46
$9.00	43,000	2.61	9.00	43,000	9.00
$10.14 - 11.61	129,851	3.05	10.99	129,851	10.99
	2,426,836	5.38	$3.50	1,844,994	$3.87
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $3.14 as of March 31, 2015.
Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2015 is as follows (in thousands):

Fiscal 2016	$1,277
Fiscal 2017	902
Fiscal 2018	487
Fiscal 2019	201
Fiscal 2020	22
Thereafter	—
$2,889
Remaining weighted average expected term	3.5 years

During fiscal 2015, the Company granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2014	539,204
Shares issued	410,496
Shares vested	(170,055)
Shares forfeited	(74,957)
Shares outstanding at March 31, 2015	704,688
Per share price on grant date	$4.16-7.23
Compensation expense	$1,034,945
As of March 31, 2015, the weighted average grant-date fair value of restricted shares granted was $4.63.
The Company previously issued warrants in connection with various stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2013, 2014 or 2015. During fiscal 2015, all warrants outstanding for a total of 38,980 shares were exercised at $2.25 per share, and as a result, none remaining outstanding.
A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2012	38,980	$2.25
Issued	—	—
Exercised	—	$—
Cancelled	—	$—
Outstanding at March 31, 2013	38,980	$2.25
Issued	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2014	38,980	$2.25
Issued	—	—
Exercised	(38,980)	2.25
Cancelled	—	—
Outstanding at March 31, 2015	—	$—

NOTE J— SEGMENT DATA
Beginning in fiscal 2015, the Company reorganized its business into the following business segments: U.S. markets, Orion engineered systems and Orion distribution services. The accounting policies are the same for each business segment as they are on a consolidated basis. Historically, sales of all of the Company's lighting products and the related costs were included in its energy management division.
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

	Revenues			Operating (Loss) Profit
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2013	2014	2015	2013	2014	2015
Segments:
U.S. Markets	$30,262	$38,766	$37,778	$110	$(1,012)	$(12,542)
Engineered Systems	55,824	49,857	33,454	806	1,260	(12,431)
Distribution Services	—	—	978	—		(455)
Corporate and Other	—	—	—	(7,520)	(8,591)	(6,508)
	$86,086	$88,623	$72,210	$(6,604)	$(8,343)	$(31,936)

	Depreciation and Amortization			Capital Expenditures
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2013	2014	2015	2013	2014	2015
Segments:
U.S. Markets	$1,774	$2,667	$1,711	$993	$276	$626
Engineered Systems	249	302	1,404	50	—	495
Distribution Services	—	—	32	—	—	40
Corporate and Other	2,554	1,569	1,036	1,116	134	845
	$4,577	$4,538	$4,183	$2,159	$410	$2,006

	Total Assets		Deferred Revenue
(dollars in thousands)	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015
Segments:
U.S. Markets	$36,340	$27,769	$244	$157
Engineered Systems	28,309	27,435	1,686	1,363
Distribution Services	—	261	—	—
Corporate and Other	34,291	32,340	—	—
	$98,940	$87,805	$1,930	$1,520
The Company’s revenue and long-lived assets outside the United States are insignificant.

NOTE K — SUBSEQUENT EVENTS
On June 3, 2015, the Company provided written notice to The New York Stock Exchange that the Company expects to voluntarily cease trading on the NYSE MKT and intends to transfer its listing to the NASDAQ Capital Market to commence trading on June 15, 2015.

NOTE L — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results for the years ended March 31, 2014 and March 31, 2015 are as follows:

	Three Months Ended
	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Total
	(in thousands, except per share amounts)
Total revenue	$20,852	$27,495	$27,692	$12,584	$88,623
Gross profit	$5,723	$7,829	$8,150	$1,278	$22,980
Net income (loss)	$(781)	$2,403	$1,018	$(8,839)	$(6,199)
Basic net income per share	$(0.04)	$0.11	$0.05	$(0.41)	$(0.30)
Shares used in basic per share calculation	20,174	21,090	21,220	21,469	20,988
Diluted net income per share	$(0.04)	$0.11	$0.05	$(0.41)	$(0.30)
Shares used in diluted per share calculation	20,174	21,542	22,329	21,469	20,988

	Three Months Ended
	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Total
	(in thousands, except per share amounts)
Total revenue	$13,313	$13,393	$26,138	$19,366	$72,210
Gross profit	$2,612	$(10,555)	$3,824	$2,982	$(1,137)
Net income (loss)	$(4,359)	$(18,346)	$(4,663)	$(4,693)	$(32,061)
Basic net income per share	$(0.20)	$(0.84)	$(0.21)	$(0.19)	$(1.43)
Shares used in basic per share calculation	21,669	21,820	21,883	24,071	22,353
Diluted net income per share	$(0.20)	$(0.84)	$(0.21)	$(0.19)	$(1.43)
Shares used in diluted per share calculation	21,669	21,820	21,883	24,071	22,353
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
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2015, pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon such evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth in 2013 by the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment using the COSO criteria, management believes that, as of March 31, 2015, our internal control over financial reporting was effective.
BDO USA, LLP, independent registered public accounting firm has audited our consolidated financial statements for the fiscal years ended March 31, 2013, 2014 and 2015, and our internal control over financial reporting as of March 31, 2015. Their reports appear in Item 8 under the heading “Reports of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.
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
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.
ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.
ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.
PART IV
ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
Our financial statements are set forth in Item 8 of this Form 10-K.

(b)	Financial Statement Schedule

		SCHEDULE II VALUATION and QUALIFYING ACCOUNTS
		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2013	Allowance for Doubtful Accounts	947	757	804	900
2014	Allowance for Doubtful Accounts	$900	$174	$690	$384
2015	Allowance for Doubtful Accounts	$384	$285	$211	$458

2013	Inventory Obsolescence Reserve	1,500	859	58	2,301
2014	Inventory Obsolescence Reserve	$2,301	$1,995	$1,769	$2,527
2015	Inventory Obsolescence Reserve	$2,527	$10,505	$11,414	$1,618

EXHIBIT INDEX

Number	Exhibit Title

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

2.1(b)
Letter Agreement with shareholders of Harris Manufacturing Inc. and Harris LED, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed February 9, 2015, is hereby incorporated by reference.

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

10.4	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.4(a)	Amendment to Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed September 9, 2011 as Appendix A to the Registrant’s definitive proxy statement is hereby incorporated by reference.*

10.5
Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.6
Form of Stock Option Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.7 to the Registrant’s Form 10-K filed on June 14, 2014, is hereby incorporated by reference.*

10.7
Form of Restricted Stock Award Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.8 to the Registrant’s Form 10-K filed on June 14, 2014, is hereby incorporated by reference.*

10.8	Summary of Non-Employee Director Compensation for fiscal 2015.* +

10.9
Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008, is hereby incorporated by reference.*

10.10
Executive Employment and Severance Agreement, dated as of September 27, 2012, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.10 to the Registrant's Form 8-K filed September 28, 2012, is hereby incorporated by reference.*

10.11
Executive Employment and Severance Agreement, effective November 9, 2012 between the Company and Scott R. Jensen, filed as Exhibit 10.13 to the Registrant's Form 10-Q filed November 9, 2012, is hereby incorporated by reference.*

10.12	Letter Agreement effective December 1, 2012 between the Company and John H. Scribante, filed as Exhibit 10.15 to the Company's Form 8-K filed on December 6, 2012, is hereby incorporated by reference.*

10.13	Letter Agreement effective December 1, 2012 between the Company and Michael J. Potts, filed as Exhibit 10.16 to the Company's Form 8-K filed on December 6, 2012, is hereby incorporated by reference.*

10.14	Letter Agreement effective December 1, 2012 between the Company and Scott R. Jensen, filed as Exhibit 10.17 to the Company's Form 8-K filed on December 6, 2012, is hereby incorporated by reference.*

10.15
Executive Employment and Severance Agreement, dated as of January 1, 2014, by and between Orion Energy Systems, Inc. and Marc Meade filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 6, 2014, is hereby incorporated by reference.*

10.16
Form of Executive Restricted Stock Award Agreement as of May 14, 2014 under the Orion Energy Systems, Inc. 2004 Stock and Inventive Awards Plan filed as Exhibit 10.17 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.17
Form of Non-Employee Director Restricted Stock Award Agreement as of May 14, 2014 under the Orion Energy Systems, Inc. 2004 Stock and Inventive Awards Plan filed as Exhibit 10.18 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.18	Form of Executive Restricted Stock Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Inventive Awards Plan.*+

10.19	Form of Executive Tandem Restricted Stock and Cash Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Inventive Awards Plan.*+

10.20	Form of Non-Employee Director Restricted Stock Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Inventive Awards Plan.*+

10.21	Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Inventive Awards Plan.*+

21.1	Subsidiaries of Orion Energy Systems, Inc.+

23.1	Consent of Independent Registered Public Accounting Firm. +

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

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

101.SCH Taxonomy extension schema document

101.CAL Taxonomy extension calculation linkbase document

101.LAB Taxonomy extension label linkbase document

101.PRE Taxonomy extension presentation linkbase document

Documents incorporated by reference by Orion Energy Systems, Inc. are filed with the Securities and Exchange Commission under File No. 001-33887.

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2015.

ORION ENERGY SYSTEMS, INC.
By:	/s/ JOHN H. SCRIBANTE
John H. Scribante Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 12, 2015.

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