Form 10-Q
period 2015-06-30
ORION ENERGY SYSTEMS, INC.
filed 2015-08-11
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

There were 27,594,537 shares of the Registrant’s common stock outstanding on August 5, 2015.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended June 30, 2015

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2015	June 30, 2015
Assets
Cash and cash equivalents	$20,002	$17,936
Accounts receivable, net of allowances of $458 and $676 at March 31, 2015 and June 30, 2015, respectively	18,263	18,945
Inventories, net	14,283	15,703
Deferred contract costs	90	171
Prepaid expenses and other current assets	2,407	1,417
Total current assets	55,045	54,172
Property and equipment, net	21,223	20,538
Goodwill	4,409	4,409
Other intangible assets, net	6,335	6,012
Long-term accounts receivable	426	282
Other long-term assets	367	353
Total assets	$87,805	$85,766
Liabilities and Shareholders’ Equity
Accounts payable	$11,003	$13,012
Accrued expenses and other	5,197	3,833
Deferred revenue, current	287	308
Current maturities of long-term debt	1,832	1,723
Total current liabilities	18,319	18,876
Revolving credit facility	2,500	3,188
Long-term debt, less current maturities	722	687
Deferred revenue, long-term	1,231	1,212
Other long-term liabilities	522	528
Total liabilities	23,294	24,491
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2015 and June 30, 2015; shares issued: 36,837,864 and 36,980,019 at March 31, 2015 and June 30, 2015; shares outstanding: 27,421,533 and 27,564,229 at March 31, 2015 and June 30, 2015	—	—
Additional paid-in capital	150,516	150,929
Treasury stock: 9,416,331 and 9,415,790 common shares at March 31, 2015 and June 30, 2015	(36,049)	(36,046)
Shareholder notes receivable	(4)	(4)
Retained deficit	(49,952)	(53,604)
Total shareholders’ equity	64,511	61,275
Total liabilities and shareholders’ equity	$87,805	$85,766
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2014	2015
Product revenue	$12,243	$15,795
Service revenue	1,070	792
Total revenue	13,313	16,587
Cost of product revenue	9,855	12,113
Cost of service revenue	846	717
Total cost of revenue	10,701	12,830
Gross profit	2,612	3,757
Operating expenses:
General and administrative	3,670	3,872
Sales and marketing	2,878	3,068
Research and development	416	422
Total operating expenses	6,964	7,362
Loss from operations	(4,352)	(3,605)
Other income (expense):
Interest expense	(90)	(91)
Interest income	94	48
Total other income (expense)	4	(43)
Loss before income tax	(4,348)	(3,648)
Income tax expense	11	4
Net loss	$(4,359)	$(3,652)
Basic net loss per share attributable to common shareholders	$(0.20)	$(0.13)
Weighted-average common shares outstanding	21,669,120	27,481,624
Diluted net loss per share	$(0.20)	$(0.13)
Weighted-average common shares and share equivalents outstanding	21,669,120	27,481,624
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2014	2015
Operating activities
Net loss	$(4,359)	$(3,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	762	786
Amortization of long-term assets	346	351
Stock-based compensation expense	427	385
(Gain) loss on sale of property and equipment	(5)	4
Provision for inventory reserves	20	83
Provision for bad debts	44	219
Other	29	19
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, current and long-term	1,830	(758)
Inventories	612	(1,503)
Deferred contract costs	612	(81)
Prepaid expenses and other assets	829	977
Accounts payable	(1,589)	2,009
Accrued expenses and other	(582)	(981)
Deferred revenue	(259)	2
Net cash used in operating activities	(1,283)	(2,140)
Investing activities
Purchase of property and equipment	(304)	(104)
Purchase of short-term investments	(1)	—
Additions to patents and licenses	(48)	—
Proceeds from sales of property, plant and equipment	1,001	—
Net cash provided by (used in) investing activities	648	(104)
Financing activities
Payment of long-term debt	(819)	(521)
Proceeds from revolving credit facility	—	5,373
Payment of revolving credit facility	—	(4,685)
Proceeds from issuance of common stock, net of offering costs	—	(1)
Proceeds from repayment of shareholder notes	10	—
Net proceeds from the exercise of warrants and employee stock options	212	12
Net cash (used in) provided by financing activities	(597)	178
Net decrease in cash and cash equivalents	(1,232)	(2,066)
Cash and cash equivalents at beginning of period	17,568	20,002
Cash and cash equivalents at end of period	$16,336	$17,936
Supplemental cash flow information:
Cash paid for interest	$84	$58
Cash paid for income taxes	$5	$17
Supplemental disclosure of non-cash investing and financing activities:
Vendor financed capital lease addition	$—	$377
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

The Company’s corporate offices and primary manufacturing operations are located in Manitowoc, Wisconsin. The operations facility in Plymouth, Wisconsin was classified as an asset held for sale as of March 31, 2014 and was sold in May 2014. The Company leases office space in Jacksonville, Florida and Chicago, Illinois. The Company leases office space for a sales office located in Houston, Texas.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2016 or other interim periods.
The condensed consolidated balance sheet at March 31, 2015 has been derived from the audited and adjusted consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission on June 12, 2015.
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
Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other and long-term debt. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, or in the case of long-term, because of the interest rates currently available to the Company for similar obligations. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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
Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:
Aging Analysis as of June 30, 2015 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$1,063	$36	$205	$241	$1,304
Lease balances included in consolidated accounts receivable—long-term	266	—	—	—	266
Total gross sales-type leases	1,329	36	205	241	1,570
Allowance	(9)	(2)	(145)	(147)	(156)
Total net sales-type leases	$1,320	$34	$60	$94	$1,414
Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company incurred no write-offs against its OTA sales-type lease receivable balances in fiscal 2015 or for the three months ended June 30, 2015.
Inventories

Inventories consist of raw materials and components, such as ballasts and drivers, light emitting diode (LED) chips, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and accessories, such as lamps, sensors and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 24 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2015 and June 30, 2015, the Company had inventory obsolescence reserves of $1.6 million and $1.7 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2015	June 30, 2015
Raw materials and components	$8,474	$8,673
Work in process	1,588	1,547
Finished goods	4,221	5,483
	$14,283	$15,703
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $0.1 million and $0.2 million as of March 31, 2015 and June 30, 2015, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets included $1.7 million and $0.8 million of unbilled revenue as of March 31, 2015 and June 30, 2015, respectively.
Property and Equipment
The Company periodically reviews the carrying values of property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, if events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets' carrying amount to determine if a write down to market value is required.
Property and equipment were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2015	June 30, 2015
Land and land improvements	$1,511	$1,511
Buildings	14,441	14,441
Furniture, fixtures and office equipment	8,600	8,998
Leasehold improvements	148	148
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	11,084	11,094
Construction in progress	379	21
	41,160	41,210
Less: accumulated depreciation and amortization	(19,937)	(20,672)
Net property and equipment	$21,223	$20,538
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
Goodwill and Other Intangible Assets
The costs of specifically identifiable intangible assets that do not have an indefinite life are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. Goodwill and intangible assets with indefinite lives are reviewed for impairment annually, as of January 1, or more frequently if impairment indicators arise. During the quarter ended June 30, 2015, the Company determined that a triggering event occurred due to the decline in the Company's share price when compared to the share price as of March 31, 2015. The Company performed a qualitative assessment of Goodwill and determined that no impairment had occurred.
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
There was no change in the carrying value of goodwill during fiscal 2015 or for the three months ended June 30, 2015.
Goodwill is allocated to each operating segment during the three months ended June 30, 2015 as follows (in thousands):

	U.S. Markets	Orion Engineered Systems	Orion Distribution Services	Corporate and Other	Total
Goodwill at June 30, 2015	$2,371	$2,038	$—	$—	$4,409
The components of, and changes in, the carrying amount of other intangible assets were as follows as of the dates set forth below (in thousands):

	March 31, 2015		June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$2,447	$(906)	$2,447	$(940)
Licenses	58	(58)	58	(58)
Trade name and trademarks	1,958	—	1,958	—
Customer relationships	3,600	(1,620)	3,600	(1,866)
Developed technology	900	(109)	900	(147)
Non-competition agreements	100	(35)	100	(40)
Total	$9,063	$(2,728)	$9,063	$(3,051)
As of June 30, 2015, the weighted average useful life of intangible assets was 6.58 years. The estimated amortization expense for each of the next five years is shown below (in thousands):

Fiscal 2016	$903
Fiscal 2017	883
Fiscal 2018	607
Fiscal 2019	431
Fiscal 2020	346
Fiscal 2021	271
Thereafter	613
Total	$4,054
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.
Also included in other long-term receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from OTAs entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 11%. As of June 30, 2015, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2016	$279
Fiscal 2017	10
Total gross financed receivable	289
Less: amount above to be collected during the next 12 months	(279)
Less: amount representing interest	(1)
Net long-term receivable	$9
Other Long-Term Assets
Other long-term assets include long-term security deposits, deferred costs for a long-term contract and deferred financing costs. Deferred financing costs as of March 31, 2015 and June 30, 2015 were $202 thousand and $175 thousand, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (1 to 3 years) using the effective interest rate method.
Accrued Expenses and Other
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, accrued legal costs, accrued commissions, customer deposits, accrued project costs, sales tax payable and other various unpaid expenses. Accrued expenses include $1.3 million and $0.2 million of accrued project costs as of March 31, 2015 and June 30, 2015, respectively.
The Company generally offers a limited warranty of one year on its high intensity fluorescent (HIF) lighting products and a one to ten year limited warranty on its LED lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, drivers and LED chips, which are significant components in the Company’s lighting products. Included in other long-term liabilities is $0.3 million for warranty reserves related to solar operating systems. These warranties vary in length, with the longest coverage extended until 2030. Due to the limited warranty data available for solar operating systems of this nature, actual warranty claims may differ from the Company's estimate of these warranties.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended June 30,
	2014	2015
Beginning of period	$263	$1,015
Provision to product cost of revenue	32	29
Charges	(42)	18
End of period	$253	$1,062

Revenue Recognition
Revenue is recognized on the sales of our lighting and related energy efficiency systems and products when the following four criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured.
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
To determine the selling price in multiple-element arrangements, the Company establishes the selling price for its lighting and energy management system products using management's best estimate of the selling price, as VSOE or TPE does not exist. Product revenue is recognized when products are shipped. For product revenue, management's best estimate of selling price is determined using a cost plus gross profit margin method. In addition, the Company records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE or TPE does not exist. Service revenue is recognized when services are completed and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. The Company’s service revenues, other than for installation and recycling that are completed prior to delivery of the product, are included in product revenue using management’s best estimate of selling price, as VSOE or TPE does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services, along with the Company's installation and recycling services, under a multiple-element arrangement, management’s best estimate of selling price is determined by considering several external and internal factors including, but not limited to, economic conditions and trends, customer demand, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services and internal costs. The determination of estimated selling price is made through consultation with and approval by management, taking into account all of the preceding factors.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2015, the Company had a valuation allowance of $21.1 million against its deferred tax assets.
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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three months ended June 30, 2014 and 2015, there were no realized tax benefits from the exercise of stock options.
Stock Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note I, the Company awards non-vested restricted stock to employees, executive officers and directors. The Company did not issue any stock options during fiscal 2015 or for the three months ended June 30, 2015.
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

	Three Months Ended June 30,
	2014	2015
Numerator:
Net loss (in thousands)	$(4,359)	$(3,652)
Denominator:
Weighted-average common shares outstanding	21,669,120	27,481,624
Weighted-average effect of assumed conversion of stock options, warrants and restricted shares	—	—
Weighted-average common shares and common share equivalents outstanding	21,669,120	27,481,624
Net loss per common share:
Basic	$(0.20)	$(0.13)
Diluted	$(0.20)	$(0.13)
The following table indicates the number of potentially dilutive securities outstanding as of the end of each period:

	June 30, 2014	June 30, 2015
Common stock options	2,575,084	2,337,636
Restricted shares	659,090	1,052,674
Common stock warrants	38,980	—
Total	3,273,154	3,390,310
Concentration of Credit Risk and Other Risks and Uncertainties
The Company purchases components necessary for its lighting products, including ballasts, lamps and LED components from multiple suppliers. For the three months ended June 30, 2014 and 2015, no supplier accounted for more than 10% of total cost of revenue, respectively.
For the three months ended June 30, 2014 and 2015, no customer accounted for more than 10% of revenue, respectively.
As of March 31, 2015, and June 30, 2015, no customer accounted for more than 10% of accounts receivable.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 to become effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted for annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of ASU 2014-09.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge on the balance sheet. The standard is effective for annual periods ending after December 15, 2015 and interim periods within those fiscal years. The amendments must be applied retrospectively. The Company is currently evaluating the impact of ASU 2015-03.
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
Prior to the amendment discussed above, the contingent consideration arrangement required the Company to pay the Harris Shareholders up to $1.0 million in unregistered shares of the Company's common stock upon Harris' achievement of certain revenue milestones in calendar year 2013 and/or 2014, and, in the case of certain Harris Shareholders who became employees of the Company, their continued employment by the Company. The potential undiscounted amount of all future payments that the Company could have been required to make under the contingent consideration arrangement was between $0 and $1.0 million. The Company recorded $0.6 million for the non-employee Harris Shareholder portion of the contingent consideration liability on the acquisition date. Total contingent consideration of $0.5 million for employee Harris Shareholders was recorded as compensation expense through the end of calendar 2014. During the three months ended June 30, 2014, the Company expensed $49 thousand in compensation expense.
On December 31, 2014, Harris was merged with and into the Company.
NOTE D — RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2014 and 2015, the Company purchased goods and services in the amount of $7 thousand and $6 thousand, respectively, from an entity for which a director of the Company serves as a minority owner and chairman of the board of directors.

NOTE E — LONG-TERM DEBT
Long-term debt as of March 31, 2015 and June 30, 2015 consisted of the following (in thousands):

	March 31, 2015	June 30, 2015
Revolving credit facility	2,500	3,188
Harris seller's note	1,607	1,346
Customer equipment finance notes payable	827	581
Equipment lease obligations	—	377
Other long-term debt	120	106
Total long-term debt	5,054	5,598
Less current maturities	(1,832)	(1,723)
Long-term debt, less current maturities	$3,222	$3,875
Revolving Credit Agreement
The Company has a revolving credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on February 6, 2018. Borrowings under the Credit Facility are initially limited to $15.0 million, subject to a borrowing base requirement based on eligible receivables and inventory. Such limit may increase to $20.0 million, subject to the borrowing base requirement, after July 31, 2016, if the Company satisfies certain conditions. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit.
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
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of June 30, 2015, the interest rate was 3.28%. The Company must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of June 30, 2015, the Company had no outstanding letters of credit. Borrowings outstanding as of June 30, 2015, amounted to approximately $3.2 million and are included in non-current liabilities in the accompanying Consolidated Balance Sheet. The Company estimates that as of June 30, 2015, it was eligible to borrow an additional $1.8 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
The Company was in compliance with its covenants in the Credit Agreement as of June 30, 2015.
New Equipment Lease Obligation
In June 2015, the Company entered into a lease agreement with De Lage Landen Financial Services, Inc in the principal amount of $0.4 million to fund certain equipment. The lease amount is secured by the related equipment. The lease bears interest at a rate of 5.94% and matures in June 2020 with a $1 buyout option.

NOTE F — INCOME TAXES
The income tax provision for the three months ended June 30, 2015 was determined by applying an estimated annual effective tax rate of (0.1)% to loss before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits. As of June 30, 2015, the Company had recorded a valuation allowance of $21.1 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. ASC 740, Income Taxes, requires that a deferred tax asset be reduced by a valuation allowance if there is less than a 50% chance that it will be realized. The determination of the realization of deferred tax assets requires considerable judgment. ASC 740 prescribes the consideration of both positive and negative evidence in evaluating the need for a valuation allowance. Negative evidence for the Company includes a cumulative three year operating loss and limited visibility into future earnings. Positive evidence includes the Company's increasing proposal pipeline, recent new national account customer wins and the increase in revenue from new light emitting diode, or LED, products. The Company has determined that the negative evidence outweighs the current positive evidence and has concluded to record a valuation allowance.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Three Months Ended June 30,
	2014	2015
Statutory federal tax rate	34.0%	34.0%
State taxes, net	3.1%	3.5%
Federal tax credit	1.6%	2.0%
State tax credit	0.7%	0.8%
Change in valuation reserve	(39.6)%	(40.1)%
Permanent items	—%	(0.1)%
Change in tax contingency reserve	—%	(0.2)%
Other, net	(0.1)%	—%
Effective income tax rate	(0.3)%	(0.1)%
The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. No benefits were recorded in fiscal 2015. No benefits were recorded for the three months ended June 30, 2015 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year.
As of June 30, 2015, the Company had federal net operating loss carryforwards of approximately $43.5 million, of which $3.7 million are associated with the exercise of NQSOs that have not yet been recognized by the Company. The Company also has state net operating loss carryforwards of approximately $32.2 million, of which $4.3 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.5 million and state tax credits of $0.5 million. As of June 30, 2015, the Company has recorded a valuation allowance of $21.1 million due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of June 30, 2015, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2016 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.

The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits. For the three months ended June 30, 2014 and 2015, the Company had the following unrecognized tax benefit activity (in thousands):

	Three Months Ended June 30,
	2014	2015
Unrecognized tax benefits as of beginning of period	$210	$212
Additions based on tax positions related to the current period positions	2	6
Unrecognized tax benefits as of end of period	$212	$218
NOTE G — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles, equipment and facility space under operating leases expiring at various dates through 2018. Rent expense under operating leases was $0.1 million for the three months ended June 30, 2014 and 2015, respectively. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of June 30, 2015, the Company had entered into $7.0 million of purchase commitments related to fiscal 2016, including $0.3 million for operating lease commitments and $6.7 million for inventory purchase commitments.
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

NOTE H — SHAREHOLDERS’ EQUITY
Common Stock Transactions
On February 20, 2015, the Company completed an underwritten public offering of 5.46 million shares of its common stock, at an offering price to the public of $3.50 per share. Net proceeds of the offering approximated $17.5 million.
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
Employee Stock Purchase Plan
In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2.5 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20 thousand of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on The NASDAQ Capital Market exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $0.25 million outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, the Company had halted issuing new loans under the program. The Company had the following shares issued from treasury as of March 31, 2015 and for the three months ended June 30, 2015:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Cumulative through March 31, 2015	154,269	$1.66 - 7.25	128,143	$361,550	$357,550
Quarter Ended June 30, 2015	541	$2.51	—	—	—
Total as of June 30, 2015	154,810	$1.66 - 7.25	128,143	$361,550	$357,550
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
In June 2012, the Compensation Committee of the Board of Directors approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for such employees to earn long-term equity incentive awards. In May 2013, the Compensation Committee of the Board of Directors changed the Company's long-term equity incentive grant policy so that only restricted shares are issued to all employees under the Plans. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is between three to five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. For the three months ended June 30, 2014, an aggregate of 222 thousand of restricted shares were granted valued at a price per share between $4.20 and $7.23, which was the closing market price as of each grant date.
For the three months ended June 30, 2015, an aggregate of 485 thousand of restricted shares were granted valued at a price per share between $2.21 and $2.62, which was the closing market price as of each grant date.
For the three months ended June 30, 2014, the Company issued 7 thousand shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $4.20 per share, the closing market price as of the issuance dates. For the three months ended June 30, 2015, the Company issued 7 thousand shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $2.62 per share, the closing market price as of the issuance dates.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended June 30,
	2014	2015
Cost of product revenue	$12	$10
General and administrative	345	282
Sales and marketing	65	79
Research and development	5	14
Total	$427	$385
As of June 30, 2015, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $0.5 million over a remaining weighted average expected term of 5.2 years.

The following table summarizes information with respect to the Plans:

	Outstanding Awards
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2015	1,078,600	2,426,836	$3.50	5.38
Granted stock options	—	—
Granted shares	(7,157)	—	—
Restricted shares	(485,184)	—	—
Forfeited restricted shares	7,000	—	—
Forfeited stock options	84,400	(84,400)	4.24
Exercised	—	(4,800)	2.17
Balance at June 30, 2015	677,659	2,337,636	$3.48	4.93	$288,664
Exercisable at June 30, 2015		1,890,491	$3.75	5.21	$397,520
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $2.51 as of June 30, 2015.
A summary of the status of the Company’s outstanding non-vested stock options as of June 30, 2015 was as follows:

Non-vested at March 31, 2015	581,842
Granted	—
Vested	(50,297)
Forfeited	(84,400)
Non-vested at June 30, 2015	447,145

During the first three months of fiscal 2016, the Company granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2015	704,688
Shares issued	485,184
Shares vested	(130,198)
Shares forfeited	(7,000)
Shares outstanding at June 30, 2015	1,052,674
Per share price on grant date	$1.80 - $7.23
Compensation expense for the three months ended June 30, 2015	$251,379
For the three months ended June 2014, the Company recorded compensation expense related to granted restricted shares of $0.2 million.
As of June 30, 2015, the weighted average grant-date fair value of restricted shares granted was $3.16.
As of June 30, 2015, the amount of deferred stock-based compensation expense related to grants of restricted shares, to be recognized over a remaining period of 2.74 years, was approximately $3.0 million.
The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants grant the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2015 or during the three months ended June 30, 2015. During fiscal 2015, all warrants outstanding for a total of 38,980 shares were exercised at $2.25 per share, and as a result, none remain outstanding.

NOTE J — SEGMENTS
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
Distribution Services
The Distribution Services Division sells lighting products to a developing network of broad line distributors and internationally.
Corporate and Other
Corporate and Other is comprised of operating expenses not directly allocated to the Company’s segments and adjustments to reconcile to consolidated results, which primarily include intercompany eliminations.

	Revenues		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2014	2015	2014	2015
(dollars in thousands)
Segments:
U.S. Markets	$8,365	$11,633	$(1,082)	$38
Engineered Systems	4,768	4,830	(1,633)	(1,666)
Distribution Services	180	124	(68)	(65)
Corporate and Other	—	—	(1,569)	(1,912)
	$13,313	$16,587	$(4,352)	$(3,605)

	Total Assets		Deferred Revenue
	March 31, 2015	June 30, 2015	March 31, 2015	June 30, 2015
(dollars in thousands)
Segments:
U.S. Markets	$27,769	$31,172	$157	$173
Engineered Systems	27,435	24,020	1,363	1,347
Distribution Services	261	270	—	—
Corporate and Other	32,340	30,304	—	—
	$87,805	$85,766	$1,520	$1,520
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

On May 29, 2014, the Equal Employment Opportunity Commission filed a claim against the Company alleging certain violations of the Americans with Disabilities Act with regard to an employee. On August 3, 2015, the Company reached a settlement related to the allegations, which is being funded by the Company’s insurance carrier.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Cautionary Note Regarding Forward-Looking Statements
Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
Market Shift to Light Emitting Diode Products
The rapid market shift in the lighting industry from legacy lighting products to light emitting diode, or LED, lighting products has caused us to adopt new strategies, approaches and processes in order to respond proactively to this paradigm shift. These changing underlying business fundamentals in this paradigm shift include:

•
Rapidly declining LED product end user customer pricing and related component costs, improving LED product performance and customer return on investment payback periods, all of which are driving increasing customer preferences for LED lighting products compared to legacy lighting products.

•	Increasing LED lighting product customer sales compared to decreasing high intensity fluorescent, or HIF, product sales.

•	Generally lower LED product gross margins than those typically realized on sales of legacy lighting products.

•	A broader and more diverse customer base and market opportunities compared to our historical commercial and industrial facility customers.

•	Increased importance of highly innovative product designs and features and faster speed to market product research and development capabilities.

•	Significantly reduced product technology life cycles; significantly shorter product inventory shelf lives and the related increased risk of rapidly occurring product technology obsolescence.

•	Increased reliance on international component sources.

•	Less internal product fabrication and production capabilities needed to support LED product assembly.

•	Different and broader types of components, fabrication and assembly processes needed to support LED product assembly compared to our legacy products.

•	Significantly longer end user product warranty requirements for LED products compared to our legacy products.
As we continue to focus our business on selling our LED product lines to respond to the rapidly changing market dynamics in the lighting industry, we face intense competition from an increased number of other LED product companies, a number of which have substantially greater resources and more experience and history with LED lighting products than we do.

Recent Developments
During the fourth quarter of fiscal 2014 and the first three quarters of fiscal 2015, we experienced a reduction in the amount of new customer orders for our energy efficient HIF lighting systems within our industrial and exterior markets. We attributed this to an increasing awareness within the marketplace of emerging LED product offerings. We believe that customers deferred purchase decisions as they evaluated the cost and performance of these LED product offerings. During the fiscal 2015 third quarter, we began to see this deferral of purchasing decisions begin to abate as customer purchases of LED lighting systems during our fiscal 2015 back half increased compared to our fiscal 2014 back half. This trend continued during our fiscal 2016 first quarter as lighting revenue increased by 35% compared to the first quarter of fiscal 2015.

During the fiscal 2016 first quarter, we continued to see improvements in our gross margin percentage related to LED products as a result of negotiated price decreases for lighting components, a shift in our product mix to sales of recently introduced higher margin LED high bay products, and the benefits of our fiscal 2015 fourth quarter cost containment initiatives.

In June 2015, we opened an innovation hub in Chicago, Illinois to develop and design new LED products and provide corporate financial support. We believe that this location will offer us a greater supply of technical talent to enable us to recruit and retain high quality finance and accounting staff and also engineering and design staff to help us develop new LED products in the future. We will incur additional start-up expenses for this new innovation hub, as well as additional compensation expense as we add research and development, engineering and finance personnel.

Fiscal 2015 Developments
During the fiscal 2015 fourth quarter, we identified potential annualized cost reductions of up to approximately $10.0 million resulting from our ongoing business transition from our historical focus on our legacy fluorescent lighting products to our current focus on our new LED lighting products. These reductions include expected cost reductions from strategic sourcing initiatives, reduced compensation costs in our manufacturing and corporate operations, and other reductions in our operating expenses. We fully implemented these cost reductions during the fourth quarter of our fiscal 2015, and began recognizing the benefits from these reductions during fiscal 2016. We incurred approximately $0.2 million of severance expense related to headcount reductions during our fiscal 2015 fourth quarter.
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
During the first quarter of fiscal 2015, we realigned our organizational structure which resulted in our identification of new operating segments for the purpose of making operational decisions and assessing financial performance. The new business divisions include US Markets, Orion Engineered Systems and Orion Distribution Services.
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
Our lighting products consist primarily of LED and HIF lighting fixtures. Our principal customers include national accounts, energy service companies, electrical contractors and electrical distributors. Currently, substantially all of our products are manufactured at our production facility location in Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve in order to have versatility in our product development.
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
While we continue to provide solutions using our legacy HIF technology, we believe the market for lighting products is currently in a significant technology shift to LED lighting systems. Compared to legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. We expect our LED lighting technologies to become the primary component of our future revenue as we strive to be the leader in the industry transition to LED lighting technology. Based on a May 2013 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. For fiscal 2015, our LED lighting revenue totaled $30.8 million, or 43.5% of our total lighting revenue, compared to $4.8 million, or 7.2% of our total lighting revenue, for fiscal 2014. For the first quarter of fiscal 2016, our LED lighting revenue totaled $9.6 million, or 58% of our total lighting revenue, compared to $2.6 million, or 20% of out total lighting revenue for the first quarter of fiscal 2015. We plan to primarily focus our future efforts on developing and selling innovative LED products while continuing to market and sell legacy HIF solutions in circumstances in which LED solutions may not be our customers' best alternative.
We typically generate virtually all of our revenue from sales of lighting systems and related services to commercial and industrial customers. We typically sell our lighting systems in replacement of our customers’ existing fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical contractors and energy service companies to sell to their own customer bases.
We have sold and installed approximately 4.4 million of our lighting systems in over 12,405 facilities from December 1, 2001 through June 30, 2015. We have sold our products to 174 Fortune 500 companies, many of which have installed our HIF and LED lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2015 included Ford Motor Co., Dollar General Corporation, Sears Holding Corp., Coca-Cola Enterprises Inc., US Foodservice, and USF Holland Inc.

In response to potential constraints on our customers’ capital spending budgets, we promote the advantages to our customers of purchasing our energy management systems through our Orion Throughput Agreement, or OTA, financing program. Our OTA financing program provides for our customer’s purchase of our energy management systems without an up-front capital outlay. We have an arrangement with a national equipment finance company to provide immediate non-recourse and recourse funding of pre-credit approved OTA finance contracts upon project completion and customer acceptance. Virtually all of these sales occur on a non-recourse basis. During fiscal 2015 and the first three months of fiscal 2016, approximately 91.4% and 100.0%, respectively, of our total completed OTA contracts were financed directly through third party equipment finance companies. In the future, we intend to continue to utilize third party finance companies to fund virtually all of our OTA contracts. The number of customers who choose to purchase our systems by using our OTA financing program is dependent upon our relationships with third party equipment finance companies, the extent to which customers' choose to use their own capital budgets and the extent to which customers' choose to enter into finance contracts.
Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. We believe that customer purchases of LED lighting systems will increase throughout fiscal year 2016 as expected improvements in LED performance and expected decreases in LED product costs are currently expected to make our LED products even more economically compelling to our customers. Our near-term optimism is based upon our investments into our US markets sales force and the expansion of our reseller network, our intentions to continue to selectively expand our sales force during fiscal 2016, our recent improvements in gross margin as a result of our cost containment initiatives and the increasing volume of unit sales of our new products, specifically our LED lighting fixtures, and additional cost containment opportunities. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, government and retail markets, the continued development of our new products and product enhancements, including our new LED product offerings, and our cost reduction initiatives.
Our fiscal year ends on March 31. We refer to our prior fiscal year which ended on March 31, 2015, as “fiscal 2015”, and our current fiscal year, which will end on March 31, 2016, as “fiscal 2016.” Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Our annual report on Form 10-K for the fiscal year ended March 31, 2015 provides additional information about our business and operations.
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the majority of our revenue from sales of LED and HIF lighting systems and related services to commercial and industrial customers, with sales of our LED systems becoming our primary emphasis. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our installation and recycling service revenues are recognized when services are complete and customer acceptance has been received. Our wholesale channels, which include our value-added resellers and electrical contractors, accounted for approximately 55% of our total revenue in fiscal 2015, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division. Wholesale revenues accounted for approximately 73% of our total revenue during the first three months of fiscal 2016, not taking into consideration our renewable technologies revenue generated through our Orion Engineered Systems Division, compared to 71% for the first three months of fiscal 2015. The increase in our wholesale revenue mix for the first three months of fiscal 2016 was due to an increase in the number of key resellers selling our products in-market.
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
In fiscal 2015, we recognized $1.2 million of revenue from 25 completed OTA contracts. Our OTA contract revenue has been declining over the last several years which we attribute to an improved capital spending environment and the reluctance of our national account customers to encumber their buildings with short-term lease agreements.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2015, we recognized $0.4 million of revenue from completed PPAs. In the first three months of fiscal 2016, we recognized $0.1 million of revenue from completed PPAs compared to $0.1 million for the first three months of fiscal 2015. As of June 30, 2015, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $2.1 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of June 30, 2015 (in thousands):

Fiscal 2016	$198
Fiscal 2017	296
Fiscal 2018	296
Fiscal 2019	295
Fiscal 2020	296
Beyond	699
Total expected future discounted revenue from PPA's	$2,080
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our past solar PV projects and new multi-facility roll-out projects. Our top 10 customers accounted for approximately 34% and 36% of our total revenue for the first three months of fiscal 2015 and fiscal 2016, respectively. No customer accounted for more than 10% of our total revenue in the first three months of fiscal 2015 or fiscal 2016. To the extent that multi-facility roll-out projects and large retrofit projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.

Our level of total revenue for any given period is dependent upon a number of factors, including (i) the rate of performance improvement and cost decreases of our LED product offerings, particularly as we make our LED products our primary emphasis; (ii) the demand for our products and systems, particularly our LED products and any new products, applications and service that we may introduce; (iii) the selling price of our LED products compared to our other lighting alternatives; (iv) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (v) the rate at which we expand our number of key resellers; (vi) customer sales and budget cycles, including budget cycles for utility incentive programs; (vii) our ability to realize revenue from our services, particularly our ability to access job sites and manage our customer's control over their own installation labor workforce; (viii) market conditions; (ix) the level of our wholesale sales; (x) our execution of our sales process; (xi) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (xii) the selling price of our products and services; (xiii) changes in capital investment levels by our customers and prospects; (xiv) our non-recurrence of prior levels of PV revenue; and (xv) the rate of government spending on our products. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results. In particular, as we focus our marketing and sales efforts on our LED lighting products and decrease our emphasis on our HIF products, and given the rapidly changing market dynamics of the lighting market, we may experience significant and unpredictable variations in our quarterly results.
Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of June 30, 2015, we had a backlog of firm purchase orders of approximately $5.4 million, which included $0.2 million of solar PV orders, compared to $7.1 million as of March 31, 2015, which included $0.2 million of solar PV orders. We currently expect approximately $5.2 million of our June 30, 2015 backlog to be recognized as revenue during the remainder of fiscal 2016 and the remainder in future years. We generally expect this level of firm purchase order backlog related to HIF and LED lighting systems to be recognized as revenue within the following quarter. As a result of the discontinuance of our solar PV orders, the increased volume of multi-facility roll-outs and large retrofit projects, the continued shortening of our installation cycles and the declining number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies, lamps and LED chips and components; (iii) (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling; and (viii) materials for sales of solar PV systems through our engineered systems division, including solar panels, inverters and wiring. We also purchase many of our electrical components through forward purchase contracts. We buy most of our specialty reflective aluminum from a single supplier. We buy most of our LED chips from a single supplier, although we believe we could obtain sufficient quantities of these raw materials on a price and quality competitive basis from other suppliers if necessary. We use multiple suppliers for our electronic component purchases, including ballasts. drivers and lamps. For the first three months of fiscal 2015 and fiscal 2016, no supplier accounted for more than 10% of our total cost of revenue. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgment that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. During fiscal 2015, we reorganized our manufacturing production lines to increase our capacity to produce LED lighting products. Additionally, we continued to reduce product costs through a reduction in workforce and through negotiated material input price decreases with our vendors. During the fiscal 2015 second quarter, we recorded a non-cash impairment charge of $12.1 million related to an assessment of the carrying cost of our long-term wireless control inventory and related development and intangible costs. The wireless controls inventory was deemed to be impaired based upon current market conditions, including a significant decline during the fiscal year in wireless controls unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. During our fiscal 2015 third quarter, we recorded a warranty charge of $0.6 million related to a production defect in one of our products. We believe that we fully corrected such defect and we do not anticipate experiencing a similar level of warranty charges in future periods with respect to such defect. During fiscal 2016, we expect to generate efficiencies and cost decreases from our lean manufacturing initiatives that began during fiscal 2014 and our focus on reducing component product costs through strategic sourcing begun during fiscal 2015.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) our increasing sales mix of LED lighting products and their current lower margins compared to the decreasing volume of our higher margin HIF products; (iv) our project pricing; (v) our realization rate on our billable services; (vi) our level of warranty claims; (vii) our level of efficiencies from our subcontracted installation service providers; (viii) the seasonality of our sales mix; and (ix) any severance expenses that affect our cost of revenue. We expect that our gross margins from sales of lighting products will continue to improve during our fiscal 2016 as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher margin LED products and increased utilization of our manufacturing facility.
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) acquisition related expenses; (iii) sales and marketing expenses; and (iv) research and development expenses. Personnel related costs are our largest operating expense. During the first quarter of fiscal 2015, we sold our facility in Plymouth. During the first half of fiscal 2015, we increased sales headcount within all of our revenue generating divisions. Additionally, during fiscal 2015, we invested $0.3 million in a branding campaign to better position us as an LED company to our direct customers and our resellers. We expect our branding campaign to result in generating additional sales pipeline, increase the number of our resellers and increase our market share in newer markets, such as schools and commercial office space. We believe this branding investment is vital in strengthening our position as an LED lighting solutions provider and improving our ability to compete against existing LED lighting companies. We intend to continue to invest in research and product development for new LED lighting products. As a result of cost reduction initiatives during the fiscal 2015 fourth quarter as we implemented our business transition to a focus on our LED products, we incurred severance expenses of $0.2 million, of which $0.1 million is attributable to operating expense.
Our general and administrative expenses consist primarily of costs for: (i) salaries and related personnel expenses, including stock-based compensation charges related to our executive, finance, human resource, information technology and operations organizations; (ii) public company costs, including investor relations, external audit and internal audit; (iii) occupancy expenses; (iv) professional services fees; (v) technology related costs and amortization; (vi) asset impairment charges; (vii) corporate-related travel; and (viii) acquisition related expenses consisting primarily of costs for legal and accounting.
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
We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $0.4 million and $0.4 million of compensation expense for the first three months of fiscal 2015 and fiscal 2016, respectively. As a result of prior option and restricted stock grants, we expect to recognize an additional $3.5 million of stock-based compensation over a weighted average period of approximately three years, including $1.2 million in the last nine months of fiscal 2016. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Income Taxes. As of June 30, 2015, we had net operating loss carryforwards of approximately $43.5 million for federal tax purposes and $32.2 million for state tax purposes. Included in these loss carryforwards were $3.7 million for federal and

$4.3 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.5 million and state credit carryforwards of approximately $0.5 million. A valuation allowance has been set up to reserve for our net operating losses and our tax credits. A valuation allowance of $21.1 million, equaling the net deferred tax asset due to the uncertainty of its realization in the future, has been set up to reserve for our net operating losses and our tax credits. It is possible that we may not be able to utilize the full benefit of our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2035. Our valuation allowance for deferred tax assets is based upon our cumulative three year operating losses.
Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. There was no limitation that occurred for fiscal 2014, fiscal 2015 or fiscal 2016 year-to-date.
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended June 30,
	2014		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$12,243	92.0%	$15,795	95.2%	29.0%
Service revenue	1,070	8.0%	792	4.8%	(26.0)%
Total revenue	13,313	100.0%	16,587	100.0%	24.6%
Cost of product revenue	9,855	74.0%	12,113	73.0%	22.9%
Cost of service revenue	846	6.4%	717	4.3%	(15.2)%
Total cost of revenue	10,701	80.4%	12,830	77.3%	19.9%
Gross profit	2,612	19.6%	3,757	22.7%	43.8%
General and administrative expenses	3,670	27.6%	3,872	23.4%	5.5%
Sales and marketing expenses	2,878	21.6%	3,068	18.5%	6.6%
Research and development expenses	416	3.1%	422	2.5%	1.4%
Loss from operations	(4,352)	(32.7)%	(3,605)	(21.7)%	(17.2)%
Interest expense	(90)	(0.7)%	(91)	(0.6)%	1.1%
Interest income	94	0.7%	48	0.3%	(48.9)%
Loss before income tax	(4,348)	(32.7)%	(3,648)	(22.0)%	(16.1)%
Income tax expense	11	—%	4	—%	(63.6)%
Net loss	$(4,359)	(32.7)%	$(3,652)	(22.0)%	(16.2)%
Revenue. Product revenue increased from $12.2 million for the fiscal 2015 first quarter to $15.8 million for the fiscal 2016 first quarter, an increase of $3.6 million, or 29%. The increase in product revenue was a result of an increase in LED product revenue within our national account customer base, increasing sales of our new LED products which were launched during the back half of fiscal 2015 and from our fiscal 2015 initiative to increase the number of key resellers. Product sales of our LED fixtures increased from $2.6 million for the fiscal 2015 first quarter to $9.6 million for the fiscal 2016 first quarter, an increase of $7.0 million, or 269%. As a result of our discontinuance of our sale of new PV systems, our product revenue from renewable energy systems was $0.1 million for the fiscal 2016 first quarter compared to $0.6 million for the fiscal 2015 first quarter. During the first quarter of fiscal 2015, we experienced delayed customer purchase decisions as a result of the continuing emergence, and improving performance and decreasing cost, of LED lighting solutions. Within our industrial customer base, LED product costs had been declining while performance, and the related energy reduction, were improving. However, while customer return on investment, or ROI, realization using LED technology was improving, these products had still not yet met many of our customers' existing payback expectations of two years. As a result, we believe that customers had been delaying their lighting system retrofit project decisions as they continued to monitor and evaluate lighting technology alternatives. We believe that the ROI of LED lighting products has improved and, thus, is resulting in increased customer purchase decisions in the near-term and should result in greater purchases in the future. Service revenue decreased from $1.1 million for the fiscal 2015 first quarter to $0.8 million for the fiscal 2016 first quarter, a decrease of $0.3 million, or 26%. The decrease in service revenue for the fiscal 2016 first quarter was a result of fewer solar projects. Total revenue increased from $13.3 million for the fiscal 2015 first quarter to $16.6 million for the fiscal 2016 first quarter, an increase of $3.3 million, or 25%. Our total lighting revenue increased from $12.2 million for the fiscal 2015 first quarter to $16.5 million for the fiscal 2016 first quarter, an increase of $4.3 million or 35%.
Cost of Revenue and Gross Margin. Our cost of product revenue increased from $9.9 million for the fiscal 2015 first quarter to $12.1 million for the fiscal 2016 first quarter, an increase of $2.2 million, or 23%. Our cost of service revenue decreased from $0.8 million for the fiscal 2015 first quarter to $0.7 million for the fiscal 2016 first quarter, a decrease of $0.1 million, or 15%. Total gross margin was 19.6% for the fiscal 2015 first quarter compared to 22.7% for the fiscal 2016 first quarter. Gross margin from sales of our integrated lighting systems for the fiscal 2015 first quarter was 19.6% compared to 22.5% for the fiscal 2016 first quarter. The increase in our lighting gross margin percentage was impacted by negotiated price decreases for lighting component cost decreases, a mix shift to recently introduced higher margin LED high bay products and the benefits of our fiscal 2015 fourth quarter cost containment initiatives. Our gross margin on solar PV revenue was 40.4% during the fiscal 2016 first quarter compared to 19.6.% during the fiscal 2015 first quarter. Total cost of product revenue increased from $10.7 million for the fiscal 2015 first quarter to $12.8 million for the fiscal 2016 first quarter, an increase of $2.1 million, or 20%. We expect that our gross margins from sales of lighting products will continue to improve during our fiscal 2016 as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher margin LED products and increased utilization of our manufacturing facility.
General and Administrative. Our general and administrative expenses increased from $3.7 million for the fiscal 2015 first quarter to $3.9 million for the fiscal 2016 first quarter, an increase of $0.2 million, or 6%. The increase was due to increased legal expenses of $0.4 million and consulting expenses of $0.1 million, offset by compensation and spending reductions of $0.3 million resulting from our February 2015 cost containment initiative.
Sales and Marketing. Our sales and marketing expenses increased from $2.9 million for the fiscal 2015 first quarter to $3.1 million for the fiscal 2016 first quarter, an increase of $0.2 million, or 7%. The increase was due to an increase in bad debt expense of $0.2 million and increased spending of $0.1 million for trade show participation and advertising. These increases were offset by reduced travel expenses of $0.1 million. We intend to increase our inside sales support and field sales force during fiscal 2016.
Total sales and marketing headcount was 80 and 64 at June 30, 2014 and 2015, respectively.
Research and Development. Our research and development expenses, or R&D, remained relatively flat at $0.4 million for the fiscal 2015 first quarter and for the fiscal 2016 first quarter. We expect our R&D expenses to increase during the remainder of fiscal 2016 due to our initiatives to expand our LED fixture product lines and increase product design staffing in our Chicago innovation hub.
Interest Expense. Our interest expense increased from $90 thousand for the fiscal 2015 first quarter to $91 thousand for the fiscal 2016 first quarter. The increase in interest expense was due to increased borrowing on our revolving credit facility, offset by the reduction in financed contract debt for our OTAs.
Interest Income. Our interest income decreased from $94 thousand for the fiscal 2015 first quarter to $48 thousand for the fiscal 2016 first quarter, a decrease of $46 thousand, or 49%. Our interest income decreased as we increased the utilization of third party finance providers for a majority of our financed projects. In the future, we expect our interest income to continue to decrease as we continue to utilize third party finance providers for our OTA projects.
Income Taxes. Our income tax expense decreased from an income tax expense of $11 thousand for the fiscal 2015 first quarter to an income tax expense of $4 thousand for the fiscal 2016 first quarter. Our effective income tax rate for the 2016 first quarter was 0.1%, compared to 0.3% for the 2015 first quarter. The change in effective rate was due primarily to the changes in expected minimum state tax liabilities.
U.S. Markets Segment
Our U.S. Markets Division sells lighting solutions into the wholesale markets.

The following table summarizes our U.S. Markets segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2014	2015
Revenues	$8,365	$11,633
Operating (loss) income	$(1,082)	$38
Operating margin	(12.9)%	0.3%
U.S. Markets segment revenue increased $3.3 million, or 39%, from $8.4 million for the fiscal 2015 first quarter to $11.6 million for the fiscal 2016 first quarter. The increase in revenue for the fiscal 2016 first quarter was primarily due to increased sales of our LED lighting products, specifically our industrial LED high bay products, and our fiscal 2015 initiative to expand the number of our key resellers.
U.S. Markets segment operating income increased $1.1 million, or 104%, from an operating loss of $1.1 million for the fiscal 2015 first quarter to an operating income of $38 thousand for the fiscal 2016 first quarter. The increase in operating income for the fiscal 2016 first quarter was due to the increase in revenue and the related increase in contribution margin dollars and the improvements to our gross margin percentage related to cost decreases on LED components and sales of higher margin new LED high bay products.
Engineered Systems Segment
Our Engineered Systems Division sells lighting products and construction and engineering services direct to end users. Our Engineered Systems Division will also complete the construction management services related to existing contracted solar PV projects.
The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2014	2015
Revenues	$4,768	$4,830
Operating loss	$(1,633)	$(1,666)
Operating margin	(34.2)%	(34.5)%
Engineered Systems segment revenue increased $0.1 million, or 1%, from $4.8 million for the fiscal 2015 first quarter to $4.8 million for the fiscal 2016 first quarter. The increase in revenue was due to an increase in lighting revenue of $1.1 million due to increased sales of LED lighting systems, partially offset by a decrease of $1.0 million related to a decrease in the number of solar projects under construction.
Engineered Systems segment operating income decreased $0.1 million, or 2%, from an operating loss of $1.6 million for the fiscal 2015 first quarter to an operating loss of $1.7 million for the fiscal 2016 first quarter. The decrease in operating income was a result of an increase of $0.1 million in bad debt expense.
Distribution Services Segment
Our Distribution Services Division sells lighting products to a developing network of broad line distributors and internationally.
The following table summarizes our Distribution Services segment operating results:

	For the Three Months Ended June 30,
(dollars in thousands)	2014	2015
Revenues	180	124
Operating loss	(68)	(65)
Operating margin	(37.8)%	(52.4)%
Distribution Services segment revenue decreased from $0.2 million for the fiscal 2015 first quarter to $0.1 million for the fiscal 2016 first quarter, a decrease of $0.1 million or 31%. The decrease in revenue for the fiscal 2016 first quarter was due to the relatively low base line of revenue following the April 2014 start-up of this business unit and to variability in the timing of customer orders as this business unit develops.
Distribution Services had an operating loss of $0.1 million for the fiscal 2016 and the fiscal 2015 first quarters, respectively. The operating loss was due to our investment in selling costs to start-up this business unit.
Liquidity and Capital Resources
Overview
We had approximately $17.9 million in cash and cash equivalents as of June 30, 2015, compared to $20.0 million at March 31, 2015. In February 2015, we completed an underwritten public offering of 5.46 million shares of our common stock, at an offering price to the public of $3.50 per share. Net proceeds of the offering approximated $17.5 million.
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
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2014 and 2015 (in thousands):

	Three Months Ended June 30,
	2014	2015
Operating activities	$(1,283)	$(2,140)
Investing activities	648	(104)
Financing activities	(597)	178
Decrease in cash and cash equivalents	$(1,232)	$(2,066)
Cash Flows Related to Operating Activities. Cash used in operating activities for the first three months of fiscal 2016 was $2.1 million and consisted of net cash used by changes in operating assets and liabilities of $0.3 million and a net loss adjusted for non-cash expense items of $1.8 million. Cash used by changes in operating assets and liabilities consisted of an increase in accounts receivable of $0.8 million due to delays in cash collections of government projects and utility incentives related to several large national account projects, an increase in inventory of $1.5 million due to the increasing mix of higher value LED component products and finished goods requiring deposit payments at time of shipment, and a decrease in accrued expenses of

$1.0 million related to the timing of accrued project installation costs and legal costs. Cash provided by changes in operating assets and liabilities included an increase in accounts payable of $2.0 million related to inventory purchases and favorable vendor payment terms and a decrease in prepaid and other expenses of $1.0 million due to a reduction in unbilled revenue related to the timing of customer billings.
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
Cash Flows Related to Investing Activities. For the first three months of fiscal 2016, cash used in investing activities was $0.1 million, which included $0.1 million for capital improvements related to the build out of our Chicago innovation hub, investments for marketing and trade show signage to reflect our new brand and new product tooling.
For the first three months of fiscal 2015, cash provided by investing activities was $0.6 million which included $1.0 million of proceeds from the sale of our facility in Plymouth, Wisconsin, offset by $0.3 million for capital improvements related to new product tooling, information technology systems and infrastructure investments to improve response time to customers and generate business efficiencies, and $48,000 for investment in patents.
Cash Flows Related to Financing Activities. For the first three months of fiscal 2016, cash flows provided by financing activities were $0.2 million which included $0.7 million of net borrowings against the revolving credit facility, partially offset by debt principal payments of $0.5 million.
For the first three months of fiscal 2015, cash flows used in financing activities were $0.6 million, which included $0.8 million used for repayment of long-term debt, partially offset by $0.2 million received from stock option exercises and stock note repayments.
Working Capital
Our net working capital as of June 30, 2015 was $35.3 million, consisting of $54.2 million in current assets and $18.9 million in current liabilities. Our net working capital as of March 31, 2015 was $36.7 million, consisting of $55.0 million in current assets and $18.3 million in current liabilities. Our current accounts receivables increased from our fiscal 2015 year-end by $0.7 million due to the aforementioned delays in government and rebate collections. Our current inventories increased from our fiscal 2015 year-end by $1.4 million due to increases in finished goods levels to support expected revenue growth over the next several quarters. Our prepaid expenses and other assets decreased from our fiscal 2015 year-end by $1.0 million due a decrease in unbilled revenue related to the timing of project billings. Our accounts payable increased from our fiscal 2015 year end by $2.0 million due to increased inventory purchases and improvements in negotiated vendor payment terms as we transition our supply chain to an increasing number of new LED vendors. Our accrued expenses decreased from our fiscal 2015 year-end by $1.4 million due to the timing of accrued project installation and legal costs.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
On February 6, 2015, we entered into a new three-year credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. Borrowings under the Credit Facility are initially limited to $15.0 million, subject to a borrowing base requirement based on eligible receivables and inventory. Such limit may increase to $20.0 million, subject to the borrowing base requirement, after July 31, 2016, if we satisfy certain conditions. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2015, we had approximately $1.8 million of current borrowing capacity under the Credit Facility.
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
Capital Spending
Capital expenditures totaled $0.1 million during the first three months of fiscal 2016 due to infrastructure investments for our Chicago innovation hub, investments for marketing and trade show signage to reflect our new brand and investments in new product tooling. We expect to incur approximately $0.8 to $0.9 million in capital expenditures during the remainder of fiscal 2016. Our capital spending plans predominantly consist of investments related to new product development tooling and investments in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of June 30, 2015 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$5,221	$1,657	$3,564	$—	$—
Capital lease obligations	377	66	146	165	—
Cash interest payments on debt	131	84	35	12	—
Operating lease obligations	701	320	381	—	—
Purchase order and cap-ex commitments(1)	6,670	6,670	—	—	—
Total	$13,100	$8,797	$4,126	$177	$—
___________

(1)	Reflects non-cancellable purchase order commitments in the amount of $6.7 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2015. For the three months ended, June 30, 2015, there were no material changes in our accounting policies.
Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note B in the condensed consolidated financial statements included elsewhere in this report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2015. There have been no material changes to such exposures since March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2015 pursuant to Rule 13a-15(b) of the Exchange Act of 1934 (the “Exchange Act”). Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse affect on us.
On May 29, 2014, the Equal Employment Opportunity Commission filed a claim against the Company alleging certain violations of the Americans with Disabilities Act with regard to an employee. On August 3, 2015, the Company reached a settlement related to the allegations, which is being funded by the Company’s insurance carrier.
There have been no additional material changes to the legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which we filed with the Securities and Exchange Commission (SEC) on June 12, 2015.

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I — Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which we filed with the SEC on June 12, 2015.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2015.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ Scott R. Jensen
Scott R. Jensen
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended June 30, 2015

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