Form 10-Q
period 2015-09-30
ORION ENERGY SYSTEMS, INC.
filed 2015-11-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

There were 27,649,576 shares of the Registrant’s common stock outstanding on November 5, 2015.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended September 30, 2015

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2015	September 30, 2015
Assets
Cash and cash equivalents	$20,002	$13,446
Accounts receivable, net of allowances of $458 and $685 at March 31, 2015 and September 30, 2015, respectively	18,263	15,871
Inventories, net	14,283	15,898
Deferred contract costs	90	150
Prepaid expenses and other current assets	2,407	1,213
Total current assets	55,045	46,578
Property and equipment, net	21,223	19,823
Goodwill	4,409	4,409
Other intangible assets, net	6,335	5,699
Long-term accounts receivable	426	208
Other long-term assets	367	242
Total assets	$87,805	$76,959
Liabilities and Shareholders’ Equity
Accounts payable	$11,003	$8,694
Accrued expenses and other	5,197	3,937
Deferred revenue, current	287	319
Current maturities of long-term debt and capital leases	1,832	1,581
Total current liabilities	18,319	14,531
Revolving credit facility	2,500	2,463
Long-term debt, less current maturities and capital leases	722	350
Deferred revenue, long-term	1,231	1,061
Other long-term liabilities	522	528
Total liabilities	23,294	18,933
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2015 and September 30, 2015; shares issued: 36,837,864 and 37,034,066 at March 31, 2015 and September 30, 2015; shares outstanding: 27,421,533 and 27,613,046 at March 31, 2015 and September 30, 2015	—	—
Additional paid-in capital	150,516	151,301
Treasury stock: 9,416,331 and 9,421,020 common shares at March 31, 2015 and September 30, 2015	(36,049)	(36,067)
Shareholder notes receivable	(4)	(4)
Retained deficit	(49,952)	(57,204)
Total shareholders’ equity	64,511	58,026
Total liabilities and shareholders’ equity	$87,805	$76,959
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2015	2014	2015
Product revenue	$12,645	$14,982	$24,888	$30,778
Service revenue	748	746	1,818	1,538
Total revenue	13,393	15,728	26,706	32,316
Cost of product revenue	23,364	12,301	33,219	24,414
Cost of service revenue	584	515	1,430	1,232
Total cost of revenue	23,948	12,816	34,649	25,646
Gross (loss) profit	(10,555)	2,912	(7,943)	6,670
Operating expenses:
General and administrative	3,842	3,403	7,512	7,274
Sales and marketing	3,367	2,634	6,246	5,703
Research and development	569	441	985	863
Total operating expenses	7,778	6,478	14,743	13,840
Loss from operations	(18,333)	(3,566)	(22,686)	(7,170)
Other income (expense):
Interest expense	(83)	(60)	(173)	(151)
Interest income	83	32	177	80
Total other income (expense)	—	(28)	4	(71)
Loss before income tax	(18,333)	(3,594)	(22,682)	(7,241)
Income tax expense	13	6	23	11
Net loss	$(18,346)	$(3,600)	$(22,705)	$(7,252)
Basic net loss per share attributable to common shareholders	$(0.84)	$(0.13)	$(1.04)	$(0.26)
Weighted-average common shares outstanding	21,820,365	27,598,492	21,745,156	27,540,378
Diluted net loss per share	$(0.84)	$(0.13)	$(1.04)	$(0.26)
Weighted-average common shares and share equivalents outstanding	21,820,365	27,598,492	21,745,156	27,540,378
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2014	2015
Operating activities
Net loss	$(22,705)	$(7,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,503	1,561
Amortization of long-term assets	697	704
Stock-based compensation expense	785	738
Impairment on assets	12,130	—
(Gain) loss on sale of property and equipment	(20)	18
Provision for inventory reserves	32	12
Provision for bad debts	142	227
Other	68	38
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, current and long-term	930	2,383
Inventories	154	(1,627)
Deferred contract costs	(384)	(60)
Prepaid expenses and other assets	1,957	1,262
Accounts payable	537	(2,309)
Accrued expenses and other	(660)	(877)
Deferred revenue	(253)	(138)
Net cash used in operating activities	(5,087)	(5,320)
Investing activities
Purchase of property and equipment	(1,031)	(179)
Purchase of short-term investments	(1)	—
Additions to patents and licenses	(61)	(11)
Proceeds from sales of property, plant and equipment	1,040	—
Net cash used in investing activities	(53)	(190)
Financing activities
Payment of long-term debt and capital leases	(1,585)	(1,000)
Proceeds from revolving credit facility	—	27,088
Payment of revolving credit facility	—	(27,125)
Proceeds from issuance of common stock, net of offering costs	—	(1)
Proceeds from repayment of shareholder notes	11	—
Repurchase of common stock into treasury	—	(20)
Deferred financing costs	(75)	—
Net proceeds from the exercise of warrants and employee stock options	351	12
Net cash used in financing activities	(1,298)	(1,046)
Net decrease in cash and cash equivalents	(6,438)	(6,556)
Cash and cash equivalents at beginning of period	17,568	20,002
Cash and cash equivalents at end of period	$11,130	$13,446
Supplemental cash flow information:
Cash paid for interest	$155	$99
Cash paid for income taxes	$12	$19
Supplemental disclosure of non-cash investing and financing activities:
Vendor financed capital lease addition	$—	$377
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
Also included in current receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from its Orion Throughput Agreements, or OTAs, entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted at 11%. As of September 30, 2015, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2016	$262
Fiscal 2017	9
Less: amount representing interest	(1)
Total gross financed receivable	$270
Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from OTA sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:
Aging Analysis as of September 30, 2015 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$785	$34	$185	$219	$1,004
Lease balances included in consolidated accounts receivable—long-term	195	—	—	—	195
Total gross sales-type leases	980	34	185	219	1,199
Allowance	(6)	(2)	(178)	(180)	(186)
Total net sales-type leases	$974	$32	$7	$39	$1,013
Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews, in detail, the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company incurred no write-offs against its OTA sales-type lease receivable balances in fiscal 2015 or for the six months ended September 30, 2015.
Inventories
Inventories consist of raw materials and components, such as ballasts and drivers, light emitting diode (LED) chips, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and accessories, such as lamps, sensors and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 24 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2015 and September 30, 2015, the Company had inventory obsolescence reserves of $1.6 million and $1.8 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2015	September 30, 2015
Raw materials and components	$8,474	$9,187
Work in process	1,588	1,447
Finished goods	4,221	5,264
	$14,283	$15,898
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $0.1 million and $0.2 million as of March 31, 2015 and September 30, 2015, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets included $1.7 million and $0.5 million of unbilled revenue as of March 31, 2015 and September 30, 2015, respectively.
Long-Lived Assets
The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Accounting Standards Codification, or ASC, Subtopic 360-10-35 which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows. The Company's long-lived assets include property, plant and equipment and intangible assets. For the three months ended September 30, 2015, the Company determined that events and circumstances indicated that the assets might be impaired due to the current period operating cash flow and a history of operating cash flow losses. The Company performed a quantitative assessment of these assets for all business units and its estimated of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down the long-lived assets to fair value.

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
Property and equipment were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2015	September 30, 2015
Land and land improvements	$1,511	$1,515
Buildings	14,441	14,439
Furniture, fixtures and office equipment	8,600	8,996
Leasehold improvements	148	148
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	11,084	11,050
Construction in progress	379	51
	41,160	41,196
Less: accumulated depreciation and amortization	(19,937)	(21,373)
Net property and equipment	$21,223	$19,823
Equipment included above under capital leases was as follows (in thousands):

	March 31, 2015	September 30, 2015
Equipment	$—	$389
Less: accumulated depreciation and amortization	—	(26)
Net Equipment	$—	$363
Depreciation expense related to capital leased equipment was $20 thousand and $26 thousand for the three and six months ended September 30, 2015, respectively.
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

Goodwill and Other Intangible Assets
The costs of specifically identifiable intangible assets that do not have an indefinite life are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized and are reviewed for impairment annually, as of January 1, or more frequently if impairment indicators arise. During the quarter ended September 30, 2015, the Company determined that a triggering event occurred due to the decline in the Company's share price when compared to the share price as of March 31, 2015 and due to the the history of operating losses. The Company performed a qualitative assessment of Goodwill and determined that no impairment had occurred.
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
There was no change in the carrying value of goodwill during fiscal 2015 or for the six months ended September 30, 2015.
Goodwill is allocated to each operating segment during the six months ended September 30, 2015 as follows (in thousands):

	U.S. Markets	Orion Engineered Systems	Orion Distribution Services	Corporate and Other	Total
Goodwill at September 30, 2015	$2,371	$2,038	$—	$—	$4,409
The components of, and changes in, the carrying amount of other intangible assets were as follows as of the dates set forth below (in thousands):

	March 31, 2015		September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$2,447	$(906)	$2,456	$(975)
Licenses	58	(58)	58	(58)
Trade name and trademarks	1,958	—	1,960	—
Customer relationships	3,600	(1,620)	3,600	(2,111)
Developed technology	900	(109)	900	(186)
Non-competition agreements	100	(35)	100	(45)
Total	$9,063	$(2,728)	$9,074	$(3,375)
As of September 30, 2015, the weighted average useful life of intangible assets was 6.46 years. The estimated amortization expense for each of the next five years is shown below (in thousands):

Fiscal 2016	$581
Fiscal 2017	883
Fiscal 2018	608
Fiscal 2019	432
Fiscal 2020	346
Fiscal 2021	271
Thereafter	618
Total	$3,739
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.
Other Long-Term Assets
Other long-term assets include long-term security deposits, deferred costs for a long-term contract and deferred financing costs. Deferred financing costs as of March 31, 2015 and September 30, 2015 were $202 thousand and $147 thousand, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (1 to 3 years) using the effective interest rate method.
Accrued Expenses and Other
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, accrued legal costs, accrued commissions, customer deposits, accrued project costs, sales tax payable and other various unpaid expenses. Accrued expenses include $1.3 million and $0.3 million of accrued project costs as of March 31, 2015 and September 30, 2015, respectively.
The Company generally offers a limited warranty of one year on its high intensity fluorescent (HIF) lighting products and a one-to ten-year limited warranty on its LED lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, drivers and LED chips, which are significant components in the Company’s lighting products. Included in other long-term liabilities is $0.3 million for warranty reserves related to solar operating systems. These warranties vary in length, with the longest coverage extended until 2030. Due to the limited warranty data available for solar operating systems of this nature, actual warranty claims may differ from the Company's estimate of these warranties.
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2015	2014	2015
Beginning of period	$253	$1,062	$263	$1,015
Provision to product cost of revenue	1	60	33	89
Charges	212	(79)	170	(61)
End of period	$466	$1,043	$466	$1,043
Revenue Recognition
Revenue is recognized on the sales of our lighting and related energy efficiency systems and products when the following four criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured.

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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of September 30, 2015, the Company had a valuation allowance of $22.5 million against its deferred tax assets.
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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three and six months ended September 30, 2014 and 2015, there were no realized tax benefits from the exercise of stock options.
Stock Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note I, the Company awards non-vested restricted stock to employees, executive officers and directors. The Company did not issue any stock options during fiscal 2015 or for the six months ended September 30, 2015.
Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net loss per common share reflects the dilution that would occur if warrants and stock options were exercised and restricted shares vested. In the computation of diluted net loss per common share, the Company uses the “treasury stock” method for outstanding options and restricted shares. The effect of net loss per common share is calculated based upon the following shares (in thousands except share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2015	2014	2015
Numerator:
Net loss (in thousands)	$(18,346)	$(3,600)	$(22,705)	$(7,252)
Denominator:
Weighted-average common shares outstanding	21,820,365	27,598,492	21,745,156	27,540,378
Weighted-average effect of assumed conversion of stock options and restricted shares	—	—	—	—
Weighted-average common shares and common share equivalents outstanding	21,820,365	27,598,492	21,745,156	27,540,378
Net loss per common share:
Basic	$(0.84)	$(0.13)	$(1.04)	$(0.26)
Diluted	$(0.84)	$(0.13)	$(1.04)	$(0.26)
The following table indicates the number of potentially dilutive securities outstanding as of the end of each period:

	September 30, 2014	September 30, 2015
Common stock options	2,545,084	2,283,836
Restricted shares	773,956	1,053,865
Total	3,319,040	3,337,701
Concentration of Credit Risk and Other Risks and Uncertainties
The Company purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three and six months ended September 30, 2014 and 2015, no supplier accounted for more than 10% of total cost of revenue, respectively.
For the three months ended September 30, 2014, one customer accounted for 13% of revenue. For the six months ended September 30, 2014, no customer accounted for more than 10% of revenue. For the three and six months ended September 30, 2015, no customer accounted for more than 10% of revenue, respectively.
As of March 31, 2015, and September 30, 2015, no customer accounted for more than 10% of accounts receivable.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. In August 2015, the FASB issued ASU 2015-14, "Deferral of the Effective date", which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2014-09.
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
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 was issued to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. The core principle of this updated guidance is that an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 apply to inventory that is measured using the first-in, first-out or average cost methods. ASU 2015-11 is effective for annual and interim reporting periods ending after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not expect adoption of this standard will have a significant impact on the Company's consolidated financial statements.
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
NOTE D — RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2014 and 2015, the Company purchased goods and services in the amount of $9 thousand and none, respectively, from an entity for which a director of the Company serves as a minority owner and President. During the six months ended September 30, 2014 and 2015, the Company purchased goods and services in the amount of $16 thousand and $6 thousand, respectively, from an entity for which a director of the Company serves as a minority owner and President.
NOTE E — LONG-TERM DEBT
Long-term debt as of March 31, 2015 and September 30, 2015 consisted of the following (in thousands):

	March 31, 2015	September 30, 2015
Revolving credit facility	2,500	2,463
Harris seller's note	1,607	1,082
Customer equipment finance notes payable	827	393
Equipment lease obligations	—	361
Other long-term debt	120	95
Total long-term debt	5,054	4,394
Less current maturities	(1,832)	(1,581)
Long-term debt, less current maturities	$3,222	$2,813
Revolving Credit Agreement
The Company has a revolving credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on February 6, 2018. Borrowings under the Credit Facility are initially limited to the lesser of (i) $15.0 million and (ii) a borrowing base requirement based on eligible receivables and inventory, and currently less approximately $10.3 million of reserves. Such limit may increase to $20.0 million, subject to the borrowing base requirement, after July 31, 2016, if the Company satisfies certain conditions. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit.
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
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of September 30, 2015, the interest rate was 3.20%. The Company must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.

As of September 30, 2015, the Company had no outstanding letters of credit. Borrowings outstanding as of September 30, 2015, amounted to approximately $2.5 million and are included in non-current liabilities in the accompanying Consolidated Balance Sheet. The Company estimates that as of September 30, 2015, it was eligible to borrow an additional $1.7 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Although the Company breached certain immaterial reporting obligations to the bank under the Credit Agreement during the period, it received a waiver letter from the bank on October 29, 2015.
Equipment Lease Obligation
In June 2015, the Company entered into a lease agreement with De Lage Landen Financial Services, Inc in the principal amount of $0.4 million to fund certain equipment. The lease amount is secured by the related equipment. The lease bears interest at a rate of 5.94% and matures in June 2020 with a $1 buyout option.

NOTE F — INCOME TAXES
The income tax provision for the six months ended September 30, 2015 was determined by applying an estimated annual effective tax rate of (0.1)% to loss before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits. As of September 30, 2015, the Company had recorded a valuation allowance of $22.5 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. ASC 740, Income Taxes, requires that a deferred tax asset be reduced by a valuation allowance if there is less than a 50% chance that it will be realized. The determination of the realization of deferred tax assets requires considerable judgment. ASC 740 prescribes the consideration of both positive and negative evidence in evaluating the need for a valuation allowance. Negative evidence for the Company includes a cumulative three year operating loss and limited visibility into future earnings. Positive evidence includes the Company's increasing proposal pipeline, recent new national account customer wins and the increase in revenue from new light emitting diode, or LED, products. The Company has determined that the negative evidence outweighs the current positive evidence and has concluded to record a valuation allowance.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Six Months Ended September 30,
	2014	2015
Statutory federal tax rate	34.0%	34.0%
State taxes, net	3.0%	3.5%
Federal tax credit	0.3%	1.0%
State tax credit	0.1%	0.4%
Change in valuation reserve	(37.4)%	(38.8)%
Permanent items	(0.1)%	(0.2)%
Change in tax contingency reserve	—%	(0.1)%
Other, net	—%	0.1%
Effective income tax rate	(0.1)%	(0.1)%
The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. No benefits were recorded in fiscal 2015. No benefits were recorded for the six months ended September 30, 2015 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year.
As of September 30, 2015, the Company had federal net operating loss carryforwards of approximately $48.9 million, of which $3.7 million are associated with the exercise of NQSOs that have not yet been recognized by the Company. The Company also has state net operating loss carryforwards of approximately $35.7 million, of which $4.3 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.5 million and state tax credits of $0.5 million. As of September 30, 2015, the Company has recorded a valuation allowance of $22.5 million due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

Uncertain Tax Positions
As of September 30, 2015, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2016 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits. For the six months ended September 30, 2014 and 2015, the Company had the following unrecognized tax benefit activity (in thousands):

	Six Months Ended September 30,
	2014	2015
Unrecognized tax benefits as of beginning of period	$210	$212
Additions based on tax positions related to the current period positions	2	6
Unrecognized tax benefits as of end of period	$212	$218
NOTE G — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles, equipment and facility space under operating leases expiring at various dates through 2018. Rent expense under operating leases was $0.1 million for the three months ended September 30, 2014 and 2015, respectively, and $0.2 million for the six months ended September 30, 2014 and 2015, respectively. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of September 30, 2015, the Company had entered into $5.3 million of purchase commitments related to fiscal 2016, including $0.3 million for operating lease commitments and $5.0 million for inventory purchase commitments.
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
On May 29, 2014, the Equal Employment Opportunity Commission (EEOC) filed a claim against the Company alleging certain violations of the Americans with Disabilities Act (ADA) with regard to an employee. On August 3, 2015, the Company reached a settlement related to the allegations, which was entirely funded by the Company's insurance carrier. In addition, on August 20, 2014, the EEOC filed a claim against the Company alleging certain violations of the ADA with respect to the Company's wellness program. Based upon the current status of the lawsuit, the Company is currently unable to estimate any potential adverse impact on the Company from the plaintiff's claims and the Company does not believe the lawsuit will have a material adverse impact on its future continuing results of operations.

State Tax Assessment
The Company is currently negotiating a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of the Company’s products for tax purposes under Wisconsin law. The issue under review is whether the installation of the Company’s lighting systems is considered a real property construction activity under Wisconsin law. The Company currently expects to resolve this matter with the Wisconsin Department of Revenue in fiscal 2016 for the amount that it has accrued.
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

Employee Stock Purchase Plan
In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2.5 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20 thousand of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on The NASDAQ Capital Market exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $0.25 million outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, the Company had halted issuing new loans under the program. The Company had the following shares issued from treasury as of March 31, 2015 and for the three and six months ended September 30, 2015:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Cumulative through March 31, 2015	154,269	$1.66 - 7.25	128,143	$361,550	$357,550
Quarter Ended June 30, 2015	541	$2.51	—	—	—
Quarter Ended September 30, 2015	779	$1.80	—	—	—
Total as of September 30, 2015	155,589	$1.66 - 7.25	128,143	$361,550	$357,550
Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
NOTE I — STOCK OPTIONS AND RESTRICTED SHARES
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
In June 2012, the Compensation Committee of the Board of Directors approved the issuance of restricted shares under the Plans to key employees to provide an opportunity for such employees to earn long-term equity incentive awards. In May 2013, the Compensation Committee of the Board of Directors changed the Company's long-term equity incentive grant policy so that only restricted shares are issued to all employees under the Plans. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is between three to five years. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. For the three and six months ended September 30, 2014, an aggregate of 108 thousand and 372 thousand, respectively, of restricted shares were granted valued at a price per share between $4.20 and $7.23, which was the closing market price as of each grant date.
For the three months ended September 30, 2015, an aggregate of 84 thousand of restricted shares were granted valued at a price per share between $2.15 and $2.51, which was the closing market price as of each grant date. For the six months ended September 30, 2015, an aggregate of 0.6 million of restricted shares were granted valued at a price per share between $2.15 and $2.62, which was the closing market price as of each grant date.
For the three and six months ended September 30, 2014, the Company issued 7 thousand and 14 thousand shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $4.20 per share to $5.23 per share, the closing market price as of the issuance dates. For the three and six months ended September 30, 2015, the Company issued 9 thousand and 16 thousand shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $2.05 per share to $2.62 per share, the closing market price as of the issuance dates.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2015	2014	2015
Cost of product revenue	$12	$10	$24	$20
General and administrative	265	294	610	576
Sales and marketing	77	57	142	136
Research and development	4	(8)	9	6
Total	$358	$353	$785	$738
As of September 30, 2015, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $0.4 million over a remaining weighted average expected term of 4.8 years.
The following table summarizes information with respect to the Plans:

	Outstanding Awards
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2015	1,078,600	2,426,836	$3.50	5.38
Granted stock options	—	—
Granted shares	(16,303)	—	—
Restricted shares	(569,534)	—	—
Forfeited restricted shares	52,950	—	—
Forfeited stock options	138,200	(138,200)	3.84
Exercised	—	(4,800)	2.17
Balance at September 30, 2015	683,913	2,283,836	$3.48	4.81	$25,704
Exercisable at September 30, 2015		1,871,791	$3.74	3.71	$14,508
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $1.80 as of September 30, 2015.
A summary of the status of the Company’s outstanding non-vested stock options as of September 30, 2015 was as follows:

Non-vested at March 31, 2015	581,842
Granted	—
Vested	(31,597)
Forfeited	(138,200)
Non-vested at September 30, 2015	412,045

During the first half of fiscal 2016, the Company granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2015	704,688
Shares issued	569,534
Shares vested	(172,407)
Shares forfeited	(52,950)
Shares outstanding at September 30, 2015	1,053,865
Per share price on grant date	$1.80 - $7.23
Compensation expense for the six months ended September 30, 2015	$544,703
For the six months ended September 2014, the Company recorded compensation expense related to granted restricted shares of $0.5 million.
As of September 30, 2015, the weighted average grant-date fair value of restricted shares granted was $3.06.
As of September 30, 2015, the amount of deferred stock-based compensation expense related to grants of restricted shares, to be recognized over a remaining period of 2.60 years, was approximately $2.7 million.
The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2015 or during the six months ended September 30, 2015. During fiscal 2015, all warrants outstanding for a total of 38,980 shares were exercised at $2.25 per share, and as a result, none remain outstanding.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2014	2015	2014	2015
(dollars in thousands)
Segments:
U.S. Markets	$7,060	$9,872	$(9,355)	$(866)
Engineered Systems	6,052	5,774	(7,197)	(1,152)
Distribution Services	281	82	(98)	(94)
Corporate and Other	—	—	(1,683)	(1,454)
	$13,393	$15,728	$(18,333)	$(3,566)

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2014	2015	2014	2015
(dollars in thousands)
Segments:
U.S. Markets	$15,425	$21,506	$(10,437)	$(828)
Engineered Systems	10,820	10,604	(8,830)	(2,818)
Distribution Services	461	206	(166)	(159)
Corporate and Other	—	—	(3,253)	(3,365)
	$26,706	$32,316	$(22,686)	$(7,170)

	Total Assets		Deferred Revenue
	March 31, 2015	September 30, 2015	March 31, 2015	September 30, 2015
(dollars in thousands)
Segments:
U.S. Markets	$27,769	$27,542	$157	$152
Engineered Systems	27,435	23,434	1,363	1,229
Distribution Services	261	328	—	—
Corporate and Other	32,340	25,655	—	—
	$87,805	$76,959	$1,520	$1,381
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
Although the Company breached certain immaterial reporting obligations to the bank under the Credit Agreement during the period, it received a waiver letter from the bank on October 29, 2015.

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
Fiscal 2016 Recent Developments
During the fourth quarter of fiscal 2014 and the first three quarters of fiscal 2015, we experienced a reduction in the amount of new customer orders for our energy efficient HIF lighting systems within our industrial and exterior markets. We attributed this to an increasing awareness within the marketplace of emerging LED product offerings. We believe that customers deferred purchase decisions as they evaluated the cost and performance of these LED product offerings. During the fiscal 2015 third quarter, we began to see this deferral of purchasing decisions begin to abate as customer purchases of LED lighting systems during our fiscal 2015 back half increased compared to our fiscal 2014 back half. This trend continued during our fiscal 2016 first half as lighting revenue increased by 26% compared to the first half of fiscal 2015.

During the fiscal 2016 first half, we continued to see improvements in our gross margin related to LED products as a result of negotiated price decreases for lighting components and the benefits of our fiscal 2015 fourth quarter cost containment initiatives. During the fiscal 2016 second quarter, we experienced an increase in sales of our LED door retrofit, or LDR, product line which have lower gross margins as compared to our other LED product lines. This increase in volume negatively impacted our overall gross margins during the fiscal 2016 second quarter.

In June 2015, we opened an innovation hub in Chicago, Illinois to develop and design new LED products and provide corporate financial support. We believe that this location has allowed us greater supply of technical talent and enabled us to recruit and retain high quality finance and accounting staff and also engineering and design staff to help us develop new LED products in the future. We have and will continue to incur additional start-up expenses for this new innovation hub, as well as additional compensation expense as we add research and development, engineering and finance personnel.

In October 2015, we introduced a series of new LED industrial high-bay products. These LED products have significant advantages in delivering lumens per watt and we believe, the lowest total cost of ownership versus other LED lighting products. Additionally, we expect that our gross margins will improve as we increase sales of these new products.

Fiscal 2015 Developments
During fiscal 2015, we focused on converting our manufacturing production assembly lines from predominantly HIF lighting assembly lines to LED lighting assembly lines. We continue to consider and implement additional significant changes to our manufacturing production and assembly facility and processes that will provide us additional flexibility to continue to adapt and respond to the changing market dynamics of the lighting products industry and to continue to enhance our competitiveness. It is possible that the implementation of such changes could result in us recognizing asset impairment charges or other similar write downs, and incurring other repositioning expenses and charges. As part of our business initiatives to adapt to the rapidly evolving LED market, we are also currently considering options related to our properties, including the sale and leaseback of our manufacturing and/or corporate facilities that, if executed, may result in a significant impairment charge. Additionally, we have been managing through significant change in our vendor supply chain as our LED product portfolio and our product revenue continues to increase and we place most of our focus on this product line. We also worked to negotiate future lower material input costs to improve our LED product gross margins. We may experience higher warranty expenses in the future as we implement our manufacturing and assembly process changes. It is also possible that, as we continue to focus our sales efforts on our LED product portfolio, we may increase our risk of inventory obsolescence for our legacy lighting product lines or even outmoded LED products.
During the first quarter of fiscal 2015, we experienced delayed customer purchase decisions as a result of the continuing emergence, and improving performance and decreasing cost, of LED lighting solutions. Within our industrial customer base, LED product costs had been declining while performance, and the related energy reduction, were improving. However, while customer return on investment, or ROI, realization using LED technology was improving, these products had still not yet met many of our customers' existing payback expectations of two years. As a result, we believe that customers had been delaying their lighting system retrofit project decisions as they continued to monitor and evaluate lighting technology alternatives. We believe that the ROI of LED lighting products has improved and, thus, is resulting in increased customer purchase decisions in the near-term and should result in increasing amounts of customer purchases in the future.
During the first quarter of fiscal 2015, we sold our corporate facility in Plymouth, Wisconsin for net proceeds of approximately $1.0 million.
During the first quarter of fiscal 2015, we realigned our organizational structure which resulted in our identification of new operating segments for the purpose of making operational decisions and assessing financial performance. The new business divisions include U.S. Markets, Engineered Systems and Distribution Services.
During the second quarter of fiscal 2015, we recorded a $12.1 million impairment charge related to our long-term inventory and investment in wireless controls products. As a result of changes in the business environment, primarily due to the increased velocity of the market acceptance of LED lighting solutions, the performance improvements of LED components which has led to reduced energy costs, the increasing contribution to our revenue from non-industrial markets where our wireless control products cannot be utilized and a significant decline in wireless controls unit volume sales during the quarter ended September 30, 2014, we reviewed our carrying cost, asset carrying values and intangible assets related to our wireless controls product offering. Additionally, we researched and evaluated opportunities for alternative markets into which to sell these products. As a result of these changes in the market conditions, the significant recent decline in wireless controls unit sales volume, our inability to find other alternative market uses for our controls products and recognition that further investment to keep the product's software and firmware current was not a prudent investment, we recorded a non-cash impairment charge to our wireless controls inventory of $10.2 million and related non-cash asset impairment expense on development assets of $1.0 million for property and equipment, $0.1 million for intangible assets, and $0.8 million for prepaid licensing costs in other long-term assets. After these non-cash impairment charges, the carrying value of our wireless controls inventory was $0.5 million. As of September 30, 2015, the carrying value of our wireless controls inventory was $68 thousand.
During the fiscal 2015 fourth quarter, we identified potential annualized cost reductions of up to approximately $10.0 million resulting from our ongoing business transition from our historical focus on our legacy fluorescent lighting products to our current focus on our new LED lighting products. These reductions included expected cost reductions from strategic sourcing initiatives, reduced compensation costs in our manufacturing and corporate operations, and other reductions in our operating expenses. We fully implemented these cost reductions during the fourth quarter of our fiscal 2015, and began recognizing the benefits from these reductions during fiscal 2016. We incurred approximately $0.2 million of severance expense related to headcount reductions during our fiscal 2015 fourth quarter.
During the fiscal 2015 fourth quarter, we entered into a new credit and security agreement with Wells Fargo Bank, National Association providing for a new three-year revolving credit facility replacing our prior agreements with JPMorgan Chase Bank. Our new credit agreement provides for an initial credit limit equal to the lesser of (i) $15.0 million and (ii) a borrowing base based on eligible receivables and inventory, and currently less approximately $10.3 million of reserves. Borrowings under the agreement bear interest at the daily three-month LIBOR plus 3.0% per annum.
During the fiscal 2015 fourth quarter, we completed an underwritten public offering of 5.46 million shares of our common stock, at an offering price to the public of $3.50 per share. Net proceeds of the offering approximated $17.5 million.
Overview
We are a leading designer and manufacturer of high-performance, energy-efficient lighting platforms. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial high bay, although we do sell and install products into other markets. Virtually all of our sales occur within North America. We operate in three operating segments, which we refer to as U.S. Markets, Engineered Systems and Distribution Services. Our U.S. Markets division focuses on selling our lighting solutions into the wholesale markets with customers including domestic energy service companies, or ESCOs, and electrical contractors. Our Engineered Systems division focuses on selling lighting products and construction and engineering services direct to end users. Engineered Systems completes the construction management services related to existing contracted solar photovoltaic, or PV, projects. Its customers include national accounts, government, municipal and schools. Our Distribution Services division focuses on selling our lighting products internationally and is developing a network of broad line distributors. Historically, sales of all of our lighting products and the related costs were combined through our Energy Management division and sales of all of our historical solar PV products and the related costs were combined through our Engineered Systems division.
Our lighting products consist primarily of LED and HIF lighting fixtures. Our principal customers include national accounts, ESCOs, electrical contractors and electrical distributors. Currently, substantially all of our products are manufactured at our production facility location in Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve in order to have versatility in our product development.
While we continue to provide solutions using our legacy HIF technology, we believe the market for lighting products is currently in a significant technology shift to LED lighting systems. Compared to legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. We expect our LED lighting technologies to become the primary component of our future revenue as we strive to be the leader in the industry transition to LED lighting technology. Based on a July 2015 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. For fiscal 2015, our LED lighting revenue totaled $30.8 million, or 43.5% of our total lighting revenue, compared to $4.8 million, or 7.2% of our total lighting revenue, for fiscal 2014. For the first half of fiscal 2016, our LED lighting revenue totaled $20.2 million, or 63% of our total lighting revenue, compared to $7.7 million, or 30% of out total lighting revenue for the first half of fiscal 2015. We plan to primarily focus our future efforts on developing and selling innovative LED products while continuing to market and sell legacy HIF solutions in circumstances in which LED solutions may not be our customers' best alternative.
We typically generate virtually all of our revenue from sales of lighting systems and related services to commercial and industrial customers. We typically sell our lighting systems in replacement of our customers’ existing fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical contractors and ESCOs to sell to their own customer bases.
We have sold and installed approximately 4.5 million of our lighting systems in over 12,800 facilities from December 1, 2001 through September 30, 2015. We have sold our products to 178 Fortune 500 companies, many of which have installed our HIF and LED lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2015 included Ford Motor Co., Dollar General Corporation, Sears Holding Corp., Coca-Cola Enterprises Inc., US Foodservice, and USF Holland Inc.
Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. We believe that customer purchases of LED lighting systems will continue to increase throughout fiscal year 2016 as expected improvements in LED performance and expected decreases in LED product costs are currently expected to make our LED products even more economically compelling to our customers. Our near-term optimism is based upon our investments into our US markets sales force and the expansion of our reseller network, our efforts to expand our distribution services customer base, our intentions to continue to selectively expand our sales force during fiscal 2016, our investments into new high performance LED industrial lighting fixtures and the expected increase in revenue and gross margins as we increase sales of these product lines, our recent improvements in gross margin as a result of our cost containment initiatives and the increasing volume of unit sales of our new products, specifically our LED high-bay lighting fixtures, and additional cost containment opportunities. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, government and retail markets, the continued development of our new products and product enhancements, including our new LED product offerings, our efforts to expand our channels of distribution and our cost reduction initiatives.
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
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors and value-added resellers. We currently generate the majority of our revenue from sales of LED and HIF lighting systems and related services to commercial and industrial customers, with sales of our LED systems becoming our primary emphasis. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our installation and recycling service revenues are recognized when services are complete and customer acceptance has been received. Our wholesale channels, which include our value-added resellers and electrical contractors, accounted for approximately 55% of our total revenue in fiscal 2015, not taking into consideration our renewable technologies revenue generated through our Engineered Systems Division. Wholesale revenues accounted for approximately 69% of our total revenue during the first half of fiscal 2016, not taking into consideration our renewable technologies revenue generated through our Engineered Systems Division, compared to 63% for the first half of fiscal 2015. The increase in our wholesale revenue mix for the first six months of fiscal 2016 was due to an increase in the number of key resellers selling our products in-market.
The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. We recognize revenue from OTA contracts at the net present value of the future cash flows at the completion date of the installation of the energy management systems and the customers acknowledgment that the system is operating as specified. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments. In fiscal 2015, we recognized $1.2 million of revenue from 25 completed OTA contracts. In the first half of fiscal 2016, we recognized 0.4 million of revenue from 7 completed OTA contracts. Our OTA contract revenue has been declining over the last several years which we attribute to the reluctance of our national account customers to encumber their buildings with short-term lease agreements. We do not expect this trend to change in the near-term.
Our PPA financing program provides for our customer’s purchase of electricity from our renewable energy generating assets without an upfront capital outlay. Our PPA is a longer-term contract, typically in excess of 10 years, in which we receive monthly payments over the life of the contract. This program creates an ongoing recurring revenue stream, but reduces near-term revenue as the payments are recognized as revenue on a monthly basis over the life of the contract versus upfront upon product shipment or project completion. In fiscal 2015, we recognized $0.4 million of revenue from completed PPAs. In the first half of fiscal 2016, we recognized $0.2 million of revenue from completed PPAs compared to $0.3 million for the first half of fiscal 2015. As of September 30, 2015, we had signed one customer to two separate PPAs representing future potential discounted revenue streams of $2.0 million. We discount the future revenue from PPAs due to the long-term nature of the contracts, typically in excess of 10 years. The timing of expected future discounted GAAP revenue recognition and the resulting operating cash inflows from PPAs, assuming the systems perform as designed, was as follows as of September 30, 2015 (in thousands):

Fiscal 2016	$108
Fiscal 2017	296
Fiscal 2018	296
Fiscal 2019	295
Fiscal 2020	296
Beyond	699
Total expected future discounted revenue from PPA's	$1,990
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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our past solar PV projects and new multi-facility roll-out projects. Our top 10 customers accounted for approximately 35% and 34% of our total revenue for the first half of fiscal 2015 and fiscal 2016, respectively. No customer accounted for more than 10% of our total revenue in the first half of fiscal 2015 or fiscal 2016. To the extent that multi-facility roll-out projects and large retrofit projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the rate of performance improvement and cost decreases of our LED product offerings, particularly as we make our LED products our primary emphasis; (ii) the demand for our products and systems, particularly our LED products and any new products, applications and service that we may introduce; (iii) the selling price of our LED products compared to our other lighting alternatives; (iv) the level of our wholesale sales; (v) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (vi) the rate at which we expand our number of key resellers; (vii) customer sales and budget cycles, including budget cycles for utility incentive programs; (viii) our ability to realize revenue from our services, particularly our ability to access job sites and manage our customer's control over their own installation labor workforce; (ix) market conditions; (x) our execution of our sales process; (xi) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (xii) the selling price of our products and services; (xiii) changes in capital investment levels by our customers and prospects; (xiv) our non-recurrence of prior levels of PV revenue; and (xv) the rate of government spending on our products. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results. In particular, as we focus our marketing and sales efforts on our LED lighting products and decrease our emphasis on our HIF products, and given the rapidly changing market dynamics of the lighting market, we may experience significant and unpredictable variations in our quarterly results.
Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of September 30, 2015, we had a backlog of firm purchase orders of approximately $5.7 million, which included $0.1 million of solar PV orders, compared to $5.4 million as of June 30, 2015, which included $0.2 million of solar PV orders. We currently expect approximately $5.6 million of our September 30, 2015 backlog to be recognized as revenue during the remainder of fiscal 2016 and the remainder in future years. We generally expect this level of firm purchase order backlog related to HIF and LED lighting systems to be recognized as revenue within the following quarter. As a result of the discontinuance of our solar PV orders, the increased volume of multi-facility roll-outs and large retrofit projects, the continued shortening of our installation cycles and the declining number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies, lamps and LED chips and components; (iii) (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. We also purchase many of our electrical components through forward purchase contracts. We buy most of our LED chips from a single supplier, although we believe we could obtain sufficient quantities of these raw materials on a price and quality competitive basis from other suppliers if necessary. We use multiple suppliers for our electronic component purchases, including ballasts. drivers and lamps. For the first half of fiscal 2015 and fiscal 2016, no supplier accounted for more than 10% of our total cost of revenue. Our cost of revenue from OTA projects is recorded upon customer acceptance and acknowledgment that the system is operating as specified. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. During fiscal 2015, we reorganized our manufacturing production lines to increase our capacity to produce LED lighting products. Additionally, we continued to reduce product costs through a reduction in workforce and through negotiated material input price decreases with our vendors. During the fiscal 2015 second quarter, we recorded a non-cash impairment charge of $12.1 million related to an assessment of the carrying cost of our long-term wireless control inventory and related development and intangible costs. The wireless controls inventory was deemed to be impaired based upon current market conditions, including a significant decline during the fiscal year in wireless controls unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. During fiscal 2016, we expect to generate efficiencies and cost decreases from our lean manufacturing initiatives that began during fiscal 2014 and from our focus on reducing component product costs through strategic sourcing began during fiscal 2015.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) our increasing sales mix of LED lighting products and their current lower margins compared to the decreasing volume of our higher margin HIF products; (iv) our project pricing; (v) our realization rate on our billable services; (vi) our level of warranty claims; (vii) our level of efficiencies from our subcontracted installation service providers; (viii) the seasonality of our sales mix; and (ix) any severance expenses that affect our cost of revenue. We expect that our gross margins from sales of lighting products will continue to improve during the remainder of our fiscal 2016 as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher margin LED products and increased utilization of our manufacturing facility.
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) acquisition-related expenses; (iii) sales and marketing expenses; and (iv) research and development expenses. Personnel-related costs are our largest operating expense. During the first quarter of fiscal 2015, we sold our facility in Plymouth. During the first half of fiscal 2015, we increased sales headcount within all of our revenue generating divisions. Additionally, during fiscal 2015, we invested $0.3 million in a branding campaign to better position us as an LED company to our direct customers and our resellers. We expect our branding campaign to result in generating additional sales pipeline, increase the number of our resellers and increase our market share in newer markets, such as schools and commercial office space. We believe this branding investment is vital in strengthening our position as an LED lighting solutions provider and improving our ability to compete against existing LED lighting companies. We intend to continue to invest in research and product development for new LED lighting products. During the fiscal 2015 fourth quarter, we identified potential annualized cost reductions of up to approximately $4.0 million resulting from our ongoing business transition from our historical focus on our legacy fluorescent lighting products to our current focus on our new LED lighting products. These reductions included reduced compensation costs and other discretionary spending reductions in our operating expenses. Through the first half of fiscal 2016, we had recognized approximately $1.6 million of these cost reductions.

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
We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $0.8 million and $0.7 million of compensation expense for the first half of fiscal 2015 and fiscal 2016, respectively. As a result of prior option and restricted stock grants, we expect to recognize an additional $3.1 million of stock-based compensation over a weighted average period of approximately three years, including $0.8 million in the last half of fiscal 2016. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Income Taxes. As of September 30, 2015, we had net operating loss carryforwards of approximately $48.9 million for federal tax purposes and $35.7 million for state tax purposes. Included in these loss carryforwards were $3.7 million for federal and $4.3 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.5 million and state credit carryforwards of approximately $0.5 million. A valuation allowance has been set up to reserve for our net operating losses and our tax credits. A valuation allowance of $22.5 million, equaling the net deferred tax asset due to the uncertainty of its realization in the future, has been set up to reserve for our net operating losses and our tax credits. It is possible that we may not be able to utilize the full benefit of our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2035. Our valuation allowance for deferred tax assets is based upon our cumulative three year operating losses.
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

Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended September 30,					Six Months Ended September 30,
	2014		2015			2014		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$12,645	94.4%	$14,982	95.3%	18.5%	$24,888	93.2%	$30,778	95.2%	23.7%
Service revenue	748	5.6%	746	4.7%	(0.3)%	1,818	6.8%	1,538	4.8%	(15.4)%
Total revenue	13,393	100.0%	15,728	100.0%	17.4%	26,706	100.0%	32,316	100.0%	21.0%
Cost of product revenue	23,364	174.4%	12,301	78.2%	(47.4)%	33,219	124.3%	24,414	75.6%	(26.5)%
Cost of service revenue	584	4.4%	515	3.3%	(11.8)%	1,430	5.4%	1,232	3.8%	(13.8)%
Total cost of revenue	23,948	178.8%	12,816	81.5%	(46.5)%	34,649	129.7%	25,646	79.4%	(26.0)%
Gross (loss) profit	(10,555)	(78.8)%	2,912	18.5%	127.6%	(7,943)	(29.7)%	6,670	20.6%	184.0%
General and administrative expenses	3,842	28.7%	3,403	21.7%	(11.4)%	7,512	28.1%	7,274	22.5%	(3.2)%
Sales and marketing expenses	3,367	25.1%	2,634	16.7%	(21.8)%	6,246	23.4%	5,703	17.6%	(8.7)%
Research and development expenses	569	4.2%	441	2.8%	(22.5)%	985	3.7%	863	2.7%	(12.4)%
Loss from operations	(18,333)	(136.8)%	(3,566)	(22.7)%	80.5%	(22,686)	(84.9)%	(7,170)	(22.2)%	68.4%
Interest expense	(83)	(0.6)%	(60)	(0.4)%	27.7%	(173)	(0.7)%	(151)	(0.4)%	12.7%
Interest income	83	0.6%	32	0.2%	(61.4)%	177	0.7%	80	0.2%	(54.8)%
Loss before income tax	(18,333)	(136.8)%	(3,594)	(22.9)%	80.4%	(22,682)	(84.9)%	(7,241)	(22.4)%	68.1%
Income tax expense	13	0.1%	6	—%	(53.8)%	23	0.1%	11	—%	(52.2)%
Net loss	$(18,346)	(136.9)%	$(3,600)	(22.9)%	80.4%	$(22,705)	(85.0)%	$(7,252)	(22.4)%	68.1%
Revenue. Product revenue increased from $12.6 million for the fiscal 2015 second quarter to $15.0 million for the fiscal 2016 second quarter, an increase of $2.4 million, or 18.5%. The increase in product revenue was a result of an increase in LED product revenue, increasing sales of our new LED products which were launched during the back half of fiscal 2015 and from our fiscal 2015 initiative to increase the number of key resellers. Product sales of our LED fixtures increased from $5.2 million for the fiscal 2015 second quarter to $10.6 million for the fiscal 2016 second quarter, an increase of $5.4 million, or 104%. Service revenue remained relatively flat at $0.7 million for the fiscal 2015 second quarter and $0.7 million for the fiscal 2016 second quarter. Total revenue increased from $13.4 million for the fiscal 2015 second quarter to $15.7 million for the fiscal 2016 second quarter, an increase of $2.3 million, or 17.4%. Product revenue increased from $24.9 million for the fiscal 2015 first half to $30.8 million for the fiscal 2016 first half, an increase of $5.9 million, or 23.7%. The increase in product revenue was a result of an increase in LED product revenue, increasing sales of our new LED products which were launched during the back half of fiscal 2015 and from our fiscal 2015 initiative to increase the number of key resellers. Product sales of our LED fixtures increased from $7.7 million for the fiscal 2015 first half to $20.2 million for the fiscal 2016 first half, an increase of $12.5 million, or 162%. As a result of our discontinuance of our sale of new PV systems, our product revenue from renewable energy systems was $1.3 million for the fiscal 2015 first half compared to $0.4 million for the fiscal 2016 first half. We currently expect our second half fiscal 2016 revenue to increase significantly versus our fiscal 2016 first half as our industrial customers have historically increased their capital spending at the end of a calendar year, as we continue to experience revenue growth from the expansion of our reseller network, as we expand our distribution services customer base, and as we begin to realize revenue from sales of our recently launched new high performance LED industrial lighting fixtures.

Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $23.4 million for the fiscal 2015 second quarter to $12.3 million for the fiscal 2016 second quarter, a decrease of $11.1 million, or 47.4%. Our cost of service revenue decreased from $0.6 million for the fiscal 2015 second quarter to $0.5 million for the fiscal 2016 second quarter, a decrease of $0.1 million, or 11.8%. Total gross margin was a negative 78.8% for the fiscal 2015 second quarter compared to 18.5% for the fiscal 2016 second quarter. During the fiscal 2015 second quarter, we recorded a non-cash impairment charge of $12.1 million related to an assessment of the carrying cost of our long-term wireless control inventory and related development and intangible costs. The wireless controls inventory was deemed to be impaired based upon current market conditions, including a significant decline during the quarter in wireless controls unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. Gross margin, adjusted for the impact of the non-cash impairment charge, from sales of our integrated lighting systems for the fiscal 2015 second quarter was 11.5% compared to 17.9% for the fiscal 2016 second quarter. The increase in our lighting gross margin percentage was positively impacted by negotiated price decreases for lighting component cost decreases and the benefits of our fiscal 2015 fourth quarter cost containment initiatives. Our gross margin on solar PV revenue was 31.1% during the fiscal 2015 second quarter compared to 42.7% during the fiscal 2016 second quarter. Total cost of product revenue decreased from $33.2 million for the fiscal 2015 first half to $24.4 million for the fiscal 2016 first half, a decrease of $8.8 million, or 27%. Gross margin, adjusted for the impact of the non-cash impairment charge, from sales of our integrated lighting systems for the fiscal 2015 first half was 15.7% compared to 20.3% for the fiscal 2016 first half. Our cost of product revenue decreased by $12.1 million related to the aforementioned fiscal 2015 non-cash impairment charge, partially offset by the contribution margin dollars from the increase in product revenue and the reductions in lighting component costs and our cost containment initiatives. We expect that our gross margins from sales of lighting products will continue to improve during our fiscal 2016 back half as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher margin LED products and increased utilization of our manufacturing facility.
General and Administrative. Our general and administrative expenses decreased from $3.8 million for the fiscal 2015 second quarter to $3.4 million for the fiscal 2016 second quarter, a decrease of $0.4 million, or 11%. The decrease was due to a decrease in legal expenses of $0.3 million and a decrease in consulting expenses of $0.1 million. Our general and administrative expenses decreased from $7.5 million for the fiscal 2015 first half to $7.3 million for the fiscal 2016 first half, a decrease of $0.2 million, or 3%. The decrease was due to decreased legal expenses of $0.1 million and decreased consulting expenses of $0.1 million.
Sales and Marketing. Our sales and marketing expenses decreased from $3.4 million for the fiscal 2015 second quarter to $2.6 million for the fiscal 2016 second quarter, a decrease of $0.8 million, or 22%. The decrease was due to a decrease in headcount related expenses for compensation and travel of $0.5 million, a decrease in rebranding expenses related to our fiscal 2015 LED branding initiative of $0.2 million and decrease in bad debt expense of $0.1 million. Our sales and marketing expenses decreased from $6.2 million for the fiscal 2015 first half to $5.7 million for the fiscal 2016 first half, a decrease of $0.5 million, or 9%. The decrease was due to a decrease in headcount related expenses for compensation and travel of $0.6 million, a decrease in rebranding expenses related to our fiscal 2015 LED branding initiative of $0.3 million, offset by increased spending of $0.3 million for trade show participation and advertising and an increase in bad debt expense of $0.1 million.
Total sales and marketing headcount was 90 and 58 at September 30, 2014 and 2015, respectively.
Research and Development. Our research and development expenses, or R&D, decreased from $0.6 million for the fiscal 2015 second quarter to $0.4 million for the fiscal 2016 second quarter, a decrease of $0.2 million, or 23%. Our R&D expenses decreased from $1.0 million for the fiscal 2015 first half to $0.9 million for the fiscal 2016 first half, a decrease of $0.1 million, or 12%. The decrease in our R&D expenses for both periods was due to a reduction in consulting and sample costs related to our new products as we continue to increase our cost effectiveness related to launching new products and decrease our reliance on higher cost third parties. We expect our R&D expenses to increase during the remainder of fiscal 2016 due to our initiatives to expand our LED fixture product lines and increase product design staffing in our Chicago innovation hub.
Interest Expense. Our interest expense decreased from $83 thousand for the fiscal 2015 second quarter to $60 thousand for the fiscal 2016 second quarter. Our interest expense decreased from $173 thousand for the fiscal 2015 first half to $151 thousand for the fiscal 2016 first half. The decrease in interest expense was due to the reduction in our total debt outstanding.
Interest Income. Our interest income decreased from $83 thousand for the fiscal 2015 second quarter to $32 thousand for the fiscal 2016 second quarter, a decrease of $51 thousand, or 61%. Our interest income decreased from $0.2 million for the fiscal 2015 first half to $0.1 million for the fiscal 2016 first half, a decrease of $0.1 million, or 55%. For both periods, our interest income decreased as we increased the utilization of third party finance providers for a majority of our financed projects.

In the future, we expect our interest income to continue to decrease as we continue to utilize third party finance providers for our OTA projects.
Income Taxes. Our income tax expense decreased from an income tax expense of $13 thousand for the fiscal 2015 second quarter to an income tax expense of $6 thousand for the fiscal 2016 second quarter. Our income tax expense decreased from an income tax expense of $23 thousand for the fiscal 2015 first half to an income tax expense of $11 thousand for the fiscal 2016 first half. Our effective income tax rate for the 2016 first half was 0.1%, compared to 0.1% for the 2015 first half. Our income tax expense is due primarily to the changes in expected minimum state tax liabilities.
U.S. Markets Segment
Our U.S. Markets Division sells lighting solutions into the wholesale markets.
The following table summarizes our U.S. Markets segment operating results:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
(dollars in thousands)	2014	2015	% Change	2014	2015	% Change
Revenues	$7,060	$9,872	39.8%	$15,425	$21,506	39.4%
Operating (loss) income	$(9,355)	$(866)	90.7%	$(10,437)	$(828)	92.1%
Operating margin	(132.5)%	(8.8)%		(67.7)%	(3.9)%
U.S. Markets segment revenue increased $2.8 million, or 40%, from $7.1 million for the fiscal 2015 second quarter to $9.9 million for the fiscal 2016 second quarter. U.S. Markets segment revenue increased $6.1 million, or 39%, from $15.4 million for the fiscal 2015 first half to $21.5 million for the fiscal 2016 first half. The increase in revenue in fiscal 2016 was primarily due to increased sales of our LED lighting products, specifically our LDR retrofit products, and our initiative to expand the number of our key resellers.
U.S. Markets segment operating loss decreased $8.5 million, or 91%, from an operating loss of $9.4 million for the fiscal 2015 second quarter to an operating loss of $0.9 million for the fiscal 2016 second quarter. U.S. Markets segment operating loss decreased $9.6 million, or 92%, from an operating loss of $10.4 million for the fiscal 2015 first half to an operating loss of $0.8 million for the fiscal 2016 first half. The decrease in operating loss in fiscal 2016 was due to $7.5 million of expense related to the proportional long-term inventory controls impairment charge incurred during the fiscal 2015 second quarter and due to the increase in revenue, the related increase in contribution margin dollars and the improvements to our gross margin related to cost decreases on LED components.
Engineered Systems Segment
Our Engineered Systems Division sells lighting products and construction and engineering services direct to end users. Our Engineered Systems Division also completes the construction management services related to existing contracted solar PV projects.
The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
(dollars in thousands)	2014	2015	% Change	2014	2015	% Change
Revenues	$6,052	$5,774	(4.6)%	$10,820	$10,604	(2.0)%
Operating loss	$(7,197)	$(1,152)	84.0%	$(8,830)	$(2,818)	68.1%
Operating margin	(118.9)%	(20.0)%		(81.6)%	(26.6)%
Engineered Systems segment revenue decreased $0.3 million, or 5%, from $6.1 million for the fiscal 2015 second quarter to $5.8 million for the fiscal 2016 second quarter. Engineered Systems segment revenue decreased $0.2 million, or 2%, from $10.8 million for the fiscal 2015 first half to $10.6 million for the fiscal 2016 first half. The decrease in revenue for the fiscal 2016 second quarter was due to a decrease in lighting revenue of $0.3 million due to delays in installations of large national account projects which have been deferred into our fiscal 2016 back half. The decrease in revenue for the fiscal 2016 first half was due to a decrease of $0.9 million related to a decrease in the number of solar projects under construction and a delay in the installation of a large lighting project for a national account customer facility partially offset by increased sales of LED lighting systems.

Engineered Systems segment operating loss decreased $6.0 million, or 84%, from an operating loss of $7.2 million for the fiscal 2015 second quarter to an operating loss of $1.2 million for the fiscal 2016 second quarter. Engineered Systems segment operating loss decreased $6.0 million, or 68%, from an operating loss of $8.8 million for the fiscal 2015 first half to an operating loss of $2.8 million for the fiscal 2016 first half. The decrease in operating loss in fiscal 2016 was due to $4.6 million of expense related to the proportional long-term inventory controls impairment charge incurred during the fiscal 2015 second quarter and improvements to our gross margin related to cost decreases on LED components.
Distribution Services Segment
Our Distribution Services Division sells lighting products to a developing network of broad line distributors and internationally.
The following table summarizes our Distribution Services segment operating results:

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
(dollars in thousands)	2014	2015	% Change	2014	2015	% Change
Revenues	281	82	(70.8)%	461	206	(55.3)%
Operating loss	(98)	(94)	4.1%	(166)	(159)	4.2%
Operating margin	(34.9)%	(114.6)%		(36.0)%	(77.2)%
Distribution Services segment revenue decreased by $0.2 million, or 71%, from $0.3 million for the fiscal 2015 second quarter to $0.1 million for the fiscal 2016 second quarter. Distribution Services segment revenue decreased by $0.3 million, or 55%, from $0.5 million for the fiscal 2015 first half to $0.2 million for the fiscal 2016 first half. The decrease in revenue in fiscal 2016 was due to the relatively low base line of revenue following the April 2014 start-up of this business unit and to variability in the timing of customer orders as this business unit develops.
Distribution Services had an operating loss of $0.1 million for the fiscal 2016 and the fiscal 2015 second quarters, respectively. Distribution Services had an operating loss of $0.2 million for the fiscal 2016 and fiscal 2015 first halves, respectively. The operating loss was due to our investment in selling costs to start-up this business unit.
Liquidity and Capital Resources
Overview
We had approximately $13.4 million in cash and cash equivalents as of September 30, 2015, compared to $17.9 million at June 30, 2015 and $20.0 million at March 31, 2015. In February 2015, we completed an underwritten public offering of 5.46 million shares of our common stock, at an offering price to the public of $3.50 per share. Net proceeds of the offering approximated $17.5 million.
In January 2014, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we have the flexibility to publicly offer and sell from time to time up to $75 million of debt and/or equity securities, approximately $55 million of which remains available following the February 2015 offering. The filing of the shelf registration statement may help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.
In February 2015, we entered into a new credit and security agreement with Wells Fargo Bank, National Association providing for a new three-year revolving credit facility replacing our prior agreements with JPMorgan Chase Bank. Our new credit agreement provides for an initial credit limit equal to the lesser of (i) $15.0 million and (ii) a borrowing base based on eligible receivables and inventory, and currently less approximately $10.3 million of reserves. As of September 30, 2015, our borrowings under the credit agreement totaled approximately $2.5 million, with approximately $1.7 million of additional credit availability thereunder based on the credit availability formula described above. Borrowings under the agreement bear interest at the daily three-month LIBOR plus 3.0% per annum.
Our future liquidity needs are dependent upon many factors, including our relative revenue, gross margins, cash management practices, capital expenditures, cost containment measures and future potential acquisition transactions. Based on our current expectations, while we anticipate realizing substantially increased revenues and improved net income performance over the second half of fiscal 2016, we also currently believe that we will continue to experience negative cash flows during the remainder of fiscal 2016. While we believe that we will have adequate available cash and equivalents and credit availability under our credit agreement to satisfy our currently anticipated working capital and liquidity requirements during the second half of fiscal 2016, there can be no assurance to that effect. We are exploring various alternative sources of liquidity to help ensure that we will have adequate available cash to satisfy our working capital needs.
Cash Flows
The following table summarizes our cash flows for the six months ended September 30, 2014 and 2015 (in thousands):

	Six Months Ended September 30,
	2014	2015
Operating activities	$(5,087)	$(5,320)
Investing activities	(53)	(190)
Financing activities	(1,298)	(1,046)
Decrease in cash and cash equivalents	$(6,438)	$(6,556)
Cash Flows Related to Operating Activities. Cash used in operating activities for the first half of fiscal 2016 was $5.3 million and consisted of a net loss adjusted for non-cash expense items of $4.0 million and net cash used by changes in operating assets and liabilities of $1.3 million. Cash used by changes in operating assets and liabilities included a decrease in accounts payable of $2.3 million related to the timing of vendor payments, an increase in inventory of $1.6 million due to the increasing mix of higher value LED component products and finished goods to support our anticipated fiscal 2016 back half sales, a decrease in accrued expenses of $0.9 million related to the timing of accrued project installation costs and legal costs, and a decrease of $0.2 million in deferred revenue related to the timing of project completions. Cash provided by changes in operating assets and liabilities consisted of an decrease in accounts receivable of $2.4 million due to customer collections and the seasonal decline in revenue from our fiscal fourth quarter to our fiscal second quarter and a decrease in prepaid and other expenses of $1.3 million due to a reduction in unbilled revenue related to the timing of customer billings.
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
Cash Flows Related to Investing Activities. For the first half of fiscal 2016, cash used in investing activities was $0.2 million, which included $0.2 million for capital improvements related to information systems, the build out of our Chicago innovation hub, investments for marketing and trade show signage to reflect our new brand and new product tooling.
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
Cash Flows Related to Financing Activities. For the first half of fiscal 2016, cash flows used in financing activities were $1.0 million which related to debt and capital lease principal payments.
For the first half of fiscal 2015, cash flows used in financing activities were $1.3 million which included $1.6 million used for repayment of long-term debt and $0.1 million for financing costs partially offset by $0.4 million received from stock option exercises and stock note repayments.
Working Capital
Our net working capital as of September 30, 2015 was $32.1 million, consisting of $46.6 million in current assets and $14.5 million in current liabilities. Our net working capital as of March 31, 2015 was $36.7 million, consisting of $55.0 million in current assets and $18.3 million in current liabilities. Our current accounts receivables decreased from our fiscal 2015 year-

end by $2.4 million due to the reduction in revenue from our fiscal 2015 fourth quarter versus our fiscal 2016 second quarter. Our current inventories increased from our fiscal 2015 year-end by $1.6 million due to increases in finished goods levels to support expected revenue growth over the next several quarters. Our prepaid expenses and other assets decreased from our fiscal 2015 year-end by $1.2 million due a decrease in unbilled revenue related to the timing of project billings. Our accounts payable decreased from our fiscal 2015 year end by $2.3 million due to payments to vendors within the fiscal 2015 second quarter. Our accrued expenses decreased from our fiscal 2015 year-end by $1.3 million due to a reduction of $1.0 million in accrued subcontracted installation costs and $0.3 million for the timing of sales tax payments within the quarter.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables as expected to increase in the back half of fiscal 2016 to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
Our February 6, 2015, we entered into a new three-year credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. Borrowings under the Credit Facility are initially limited to the lesser of (i) $15.0 million and (ii) a borrowing base based on eligible receivables and inventory, and currently less approximately $10.3 million of reserves. As of September 30, 2015, our borrowings under the credit agreement totaled approximately $2.5 million, with approximately $1.7 million of additional credit availability thereunder based on the credit availability formula described above. Such limit may increase to $20.0 million, subject to the borrowing base requirement, after July 31, 2016, if we satisfy certain conditions. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit.
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
Although we breached certain immaterial reporting obligations to the bank under the Credit Agreement during the period, we received a waiver letter from the bank on October 29, 2015.
Capital Spending
Capital expenditures totaled $0.2 million during the first half of fiscal 2016 due to infrastructure investments for our Chicago innovation hub, investments for marketing and trade show signage to reflect our new brand and investments in new product tooling. We expect to incur approximately $0.4 to $0.5 million in capital expenditures during the remainder of fiscal 2016. Our capital spending plans predominantly consist of investments related to new product development tooling and investments in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of September 30, 2015 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$4,032	$1,513	$2,519	$—	$—
Capital lease obligations	360	68	147	145	—
Cash interest payments on debt	96	61	26	9	—
Operating lease obligations	603	285	318	—	—
Purchase order and cap-ex commitments(1)	4,965	4,965	—	—	—
Total	$10,056	$6,892	$3,010	$154	$—
___________

(1)	Reflects non-cancellable purchase order commitments in the amount of $5.0 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2015. For the three months ended, September 30, 2015, there were no material changes in our accounting policies.
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
Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2015 pursuant to Rule 13a-15(b) of the Exchange Act of 1934. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse affect on us.
On May 29, 2014, the Equal Employment Opportunity Commission filed a claim against the Company alleging certain violations of the Americans with Disabilities Act with regard to an employee. On August 3, 2015, the Company reached a settlement related to the allegations, which was entirely funded by the Company’s insurance carrier.
There have been no additional material changes to the legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which we filed with the Securities and Exchange Commission (SEC) on June 12, 2015.

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which we filed with the SEC on June 12, 2015 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a)Exhibits

10.1	Amended Form of Restricted Stock Award Agreement for grants after October 24, 2015.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2015.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended September 30, 2015

10.1	Amended Form of Restricted Stock Award Agreement for grants after October 24, 2015.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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