Form 10-Q
period 2015-12-31
ORION ENERGY SYSTEMS, INC.
filed 2016-02-09
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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

There were 27,754,478 shares of the Registrant’s common stock outstanding on February 5, 2016.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended December 31, 2015

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2015	December 31, 2015
Assets
Cash and cash equivalents	$20,002	$17,458
Accounts receivable, net of allowances of $458 and $180 at March 31, 2015 and December 31, 2015, respectively	18,263	14,632
Inventories, net	14,283	18,435
Deferred contract costs	90	46
Prepaid expenses and other current assets	2,407	528
Total current assets	55,045	51,099
Property and equipment, net	21,223	19,186
Goodwill	4,409	4,409
Other intangible assets, net	6,335	5,371
Long-term accounts receivable	426	150
Other long-term assets	367	214
Total assets	$87,805	$80,429
Liabilities and Shareholders’ Equity
Accounts payable	$11,003	$12,020
Accrued expenses and other	5,197	3,471
Deferred revenue, current	287	361
Current maturities of long-term debt and capital leases	1,832	1,164
Total current liabilities	18,319	17,016
Revolving credit facility	2,500	4,973
Long-term debt, less current maturities and capital leases	722	316
Deferred revenue, long-term	1,231	1,042
Other long-term liabilities	522	538
Total liabilities	23,294	23,885
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2015 and December 31, 2015; shares issued: 36,837,864 and 37,165,416 at March 31, 2015 and December 31, 2015; shares outstanding: 27,421,533 and 27,739,886 at March 31, 2015 and December 31, 2015	—	—
Additional paid-in capital	150,516	151,831
Treasury stock: 9,416,331 and 9,425,530 common shares at March 31, 2015 and December 31, 2015	(36,049)	(36,075)
Shareholder notes receivable	(4)	(4)
Retained deficit	(49,952)	(59,208)
Total shareholders’ equity	64,511	56,544
Total liabilities and shareholders’ equity	$87,805	$80,429
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2015	2014	2015
Product revenue	$23,646	$16,094	$48,534	$46,872
Service revenue	2,492	657	4,309	2,195
Total revenue	26,138	16,751	52,843	49,067
Cost of product revenue	20,293	11,574	53,512	35,988
Cost of service revenue	2,021	468	3,451	1,700
Total cost of revenue	22,314	12,042	56,963	37,688
Gross (loss) profit	3,824	4,709	(4,120)	11,379
Operating expenses:
General and administrative	3,816	3,861	11,328	11,135
Sales and marketing	3,771	2,409	10,016	8,112
Research and development	889	381	1,874	1,244
Total operating expenses	8,476	6,651	23,218	20,491
Loss from operations	(4,652)	(1,942)	(27,338)	(9,112)
Other income (expense):
Interest expense	(62)	(71)	(235)	(223)
Interest income	69	27	246	107
Total other income (expense)	7	(44)	11	(116)
Loss before income tax	(4,645)	(1,986)	(27,327)	(9,228)
Income tax expense	18	18	41	28
Net loss	$(4,663)	$(2,004)	$(27,368)	$(9,256)
Basic net loss per share attributable to common shareholders	$(0.21)	$(0.07)	$(1.26)	$(0.34)
Weighted-average common shares outstanding	21,882,741	27,671,633	21,791,184	27,584,288
Diluted net loss per share	$(0.21)	$(0.07)	$(1.26)	$(0.34)
Weighted-average common shares and share equivalents outstanding	21,882,741	27,671,633	21,791,184	27,584,288
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2014	2015
Operating activities
Net loss	$(27,368)	$(9,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,154	2,320
Amortization of long-term assets	1,106	1,055
Stock-based compensation expense	1,250	1,166
Impairment on assets	12,130	—
(Gain) loss on sale of property and equipment	(4)	18
Provision for inventory reserves	224	41
Provision for bad debts	236	245
Other	108	56
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, current and long-term	(1,856)	3,660
Inventories	(2,975)	(4,192)
Deferred contract costs	(80)	44
Prepaid expenses and other assets	(3,645)	1,951
Accounts payable	8,090	1,017
Accrued expenses and other	721	(1,333)
Deferred revenue	(308)	(117)
Net cash used in operating activities	(10,217)	(3,325)
Investing activities
Purchase of property and equipment	(1,647)	(302)
Purchase of short-term investments	(2)	—
Additions to patents and licenses	(61)	(6)
Proceeds from sales of property, plant and equipment	1,040	—
Net cash used in investing activities	(670)	(308)
Financing activities
Payment of long-term debt and capital leases	(2,692)	(1,450)
Proceeds from long-term debt	446	—
Proceeds from revolving credit facility	—	47,996
Payment of revolving credit facility	—	(45,523)
Proceeds from issuance of common stock, net of offering costs	—	(1)
Proceeds from repayment of shareholder notes	11	—
Repurchase of common stock into treasury	—	(20)
Deferred financing costs	(75)	—
Net proceeds from the exercise of warrants and employee stock options	384	87
Net cash (used in) provided by financing activities	(1,926)	1,089
Net decrease in cash and cash equivalents	(12,813)	(2,544)
Cash and cash equivalents at beginning of period	17,568	20,002
Cash and cash equivalents at end of period	$4,755	$17,458
Supplemental cash flow information:
Cash paid for interest	$147	$128
Cash paid for income taxes	$35	$20
Supplemental disclosure of non-cash investing and financing activities:
Vendor financed capital lease addition	$—	$377
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

The Company’s corporate offices and primary manufacturing operations are located in Manitowoc, Wisconsin. The operations facility in Plymouth, Wisconsin was classified as an asset held for sale as of March 31, 2014 and was sold in May 2014. The Company leases office space in Jacksonville, Florida; Chicago, Illinois; and Houston, Texas.
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
Also included in current receivables are amounts due from a third party finance company to which the Company has sold, without recourse, the future cash flows from its Orion Throughput Agreements, or OTAs, entered into with customers. Such receivables are recorded at the present value of the future cash flows discounted between 8.8% and 11%. As of December 31, 2015, the following amounts were due from the third party finance company in future periods (in thousands):

Fiscal 2016	$247
Fiscal 2017	9
Total gross financed receivable	$256
Less: amount representing interest	(5)
Total net financed receivable	$251
Financing Receivables
The Company considers its lease balances included in consolidated current and long-term accounts receivable from OTA sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s financing receivables are as follows:
Aging Analysis as of December 31, 2015 (in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$542	$18	$2	$20	$562
Lease balances included in consolidated accounts receivable—long-term	141	—	—	—	141
Total gross sales-type leases	683	18	2	20	703
Allowance	—	—	(1)	(1)	(1)
Total net sales-type leases	$683	$18	$1	$19	$702

Allowance for Credit Losses on Financing Receivables
The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of the lease receivables and the current credit worthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews, in detail, the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. The Company believes that there is no impairment of the receivables for the sales-type leases. The Company incurred no write-offs against its OTA sales-type lease receivable balances in fiscal 2015 and $177 thousand for the three and nine months ended December 31, 2015.
Inventories
Inventories consist of raw materials and components, such as ballasts and drivers, light emitting diode (LED) chips, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and accessories, such as lamps, sensors and power supplies. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 24 months, expected demand, and other information indicating obsolescence. The Company records as a charge to cost of product revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2015 and December 31, 2015, the Company had inventory obsolescence reserves of $1.6 million and $1.9 million, respectively.
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Inventories were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2015	December 31, 2015
Raw materials and components	$8,474	$10,265
Work in process	1,588	1,546
Finished goods	4,221	6,624
	$14,283	$18,435
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Current deferred costs amounted to $0.1 million and $46 thousand as of March 31, 2015 and December 31, 2015, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets included $1.7 million and $55 thousand of unbilled revenue as of March 31, 2015 and December 31, 2015, respectively.
Long-Lived Assets
The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Accounting Standards Codification, or ASC, Subtopic 360-10-35 which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows. The Company's long-lived assets include property, plant and equipment and intangible assets. For the three months ended December 31, 2015, the Company determined that events and circumstances indicated that the assets might be impaired due to the current period operating cash flow and a history of operating cash flow losses. The Company performed a quantitative assessment of these assets for all business units and its estimated undiscounted cash flows indicated that such carrying amounts were expected to be recovered. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down the long-lived assets to fair value.
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
Property and equipment were comprised of the following as of the dates set forth below (in thousands):

	March 31, 2015	December 31, 2015
Land and land improvements	$1,511	$1,515
Buildings	14,441	14,443
Furniture, fixtures and office equipment	8,600	8,676
Leasehold improvements	148	148
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	11,084	11,077
Construction in progress	379	118
	41,160	40,974
Less: accumulated depreciation and amortization	(19,937)	(21,788)
Net property and equipment	$21,223	$19,186
Equipment included above under capital leases was as follows (in thousands):

	March 31, 2015	December 31, 2015
Equipment	$—	$389
Less: accumulated depreciation and amortization	—	(46)
Net Equipment	$—	$343
Depreciation expense related to capital leased equipment was $20 thousand and $46 thousand for the three and nine months ended December 31, 2015, respectively.
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

Goodwill and Other Intangible Assets
The costs of specifically identifiable intangible assets that do not have an indefinite life are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized and are reviewed for impairment annually, as of January 1, or more frequently if impairment indicators arise. During the quarter ended December 31, 2015, the Company determined that a triggering event occurred due to the decline in the Company's share price when compared to the share price as of March 31, 2015 and due to the Company's history of operating losses. The Company performed a qualitative assessment of Goodwill and determined that no impairment had occurred.
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
There was no change in the carrying value of goodwill during fiscal 2015 or for the nine months ended December 31, 2015.
Goodwill is allocated to each operating segment during the nine months ended December 31, 2015 as follows (in thousands):

	U.S. Markets	Orion Engineered Systems	Orion Distribution Services	Corporate and Other	Total
Goodwill at December 31, 2015	$2,371	$2,038	$—	$—	$4,409
The components of, and changes in, the carrying amount of other intangible assets were as follows as of the dates set forth below (in thousands):

	March 31, 2015		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$2,447	$(906)	$2,456	$(1,010)
Licenses	58	(58)	58	(58)
Trade name and trademarks	1,958	—	1,956	—
Customer relationships	3,600	(1,620)	3,600	(2,357)
Developed technology	900	(109)	900	(224)
Non-competition agreements	100	(35)	100	(50)
Total	$9,063	$(2,728)	$9,070	$(3,699)
As of December 31, 2015, the weighted average useful life of intangible assets was 6.35 years. The estimated amortization expense for each of the next five years is shown below (in thousands):

Fiscal 2016	$257
Fiscal 2017	883
Fiscal 2018	608
Fiscal 2019	432
Fiscal 2020	346
Fiscal 2021	271
Thereafter	618
Total	$3,415
Long-Term Receivables
The Company records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. The Company uses the implied cost of capital from each individual contract as the discount rate.
Other Long-Term Assets
Other long-term assets include long-term security deposits, deferred costs for a long-term contract and deferred financing costs. Deferred financing costs as of March 31, 2015 and December 31, 2015 were $202 thousand and $120 thousand, respectively. Deferred financing costs related to debt issuances are amortized to interest expense over the life of the related debt issue (1 to 3 years) using the effective interest rate method.
Accrued Expenses and Other
Accrued expenses include warranty accruals, accrued wages and benefits, accrued vacation, accrued legal costs, accrued commissions, customer deposits, accrued project costs, sales tax payable and other various unpaid expenses. Accrued expenses include $1.3 million and $0.2 million of accrued project costs as of March 31, 2015 and December 31, 2015, respectively.
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
Changes in the Company’s warranty accrual were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2015	2014	2015
Beginning of period	$466	$1,043	$263	$1,015
Provision to product cost of revenue	685	(1)	718	88
Charges	(35)	(104)	135	(165)
End of period	$1,116	$938	$1,116	$938
Revenue Recognition
Revenue is recognized on the sales of our lighting and related energy efficiency systems and products when the following four criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and title has passed to the customer;

•	the sales price is fixed and determinable and no further obligation exists; and

•	collectability is reasonably assured.

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
The Company offered a financing program, called a power purchase agreement, or PPA, for the Company’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgment that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, which is typically in excess of 10 years.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of December 31, 2015, the Company had a valuation allowance of $23.2 million against its deferred tax assets.
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
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. For the three and nine months ended December 31, 2014 and 2015, there were no realized tax benefits from the exercise of stock options.
Stock Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note I, the Company awards restricted stock to employees, executive officers and directors. The Company did not issue any stock options during fiscal 2015 or for the nine months ended December 31, 2015.
Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net loss per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net loss per common share, the Company uses the “treasury stock” method for outstanding options and restricted shares. The effect of net loss per common share is calculated based upon the following shares (in thousands except share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2015	2014	2015
Numerator:
Net loss (in thousands)	$(4,663)	$(2,004)	$(27,368)	$(9,256)
Denominator:
Weighted-average common shares outstanding	21,882,741	27,671,633	21,791,184	27,584,288
Weighted-average effect of assumed conversion of stock options and restricted shares	—	—	—	—
Weighted-average common shares and common share equivalents outstanding	21,882,741	27,671,633	21,791,184	27,584,288
Net loss per common share:
Basic	$(0.21)	$(0.07)	$(1.26)	$(0.34)
Diluted	$(0.21)	$(0.07)	$(1.26)	$(0.34)
The following table indicates the number of potentially dilutive securities outstanding as of the end of each period:

	December 31, 2014	December 31, 2015
Common stock options	2,529,484	2,178,826
Restricted shares	718,684	1,005,539
Total	3,248,168	3,184,365
Concentration of Credit Risk and Other Risks and Uncertainties
The Company purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three and nine months ended December 31, 2014, one supplier accounted for 16% and 9% of total cost of revenue, respectively. For the three months ended December 31, 2015, two suppliers accounted for 18.1% and 12.6% of total cost of revenue. For the nine months ended December 31, 2015, no supplier accounted for more than 10% of total cost of revenue.
For the three and nine months ended December 31, 2014, one customer accounted for 21% and 12% of revenue, respectively. For the three and nine months ended December 31, 2015, no customer accounted for more than 10% of revenue.
As of March 31, 2015 and December 31, 2015, no customer accounted for more than 10% of accounts receivable.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge on the balance sheet. The standard is effective for annual periods beginning after December 15, 2015 and interim periods within those fiscal years. The amendments must be applied retrospectively. The Company is currently evaluating the impact of ASU 2015-03.
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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires management to classify all deferred tax liabilities and assets by jurisdiction as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts.  The standard is effective for the Company beginning in fiscal 2018 and can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early adoption is permitted as of the beginning of any interim or annual reporting period.  The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s financial condition or financial statement disclosures.

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
NOTE D — RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2014 and 2015, the Company purchased goods and services in the amount of $10 thousand and $9 thousand, respectively, from an entity for which a director of the Company serves as a minority owner and President. During the nine months ended December 31, 2014 and 2015, the Company purchased goods and services in the amount of $26 thousand and $15 thousand, respectively, from an entity for which a director of the Company serves as a minority owner and President.
NOTE E — LONG-TERM DEBT
Long-term debt as of March 31, 2015 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2015	December 31, 2015
Revolving credit facility	2,500	4,973
Harris seller's note	1,607	816
Customer equipment finance notes payable	827	235
Equipment lease obligations	—	350
Other long-term debt	120	79
Total long-term debt	5,054	6,453
Less current maturities	(1,832)	(1,164)
Long-term debt, less current maturities	$3,222	$5,289
Revolving Credit Agreement
The Company has a revolving credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on February 6, 2018. Borrowings under the Credit Facility are initially limited to the lesser of (i) $15.0 million or (ii) a borrowing base requirement based on eligible receivables and inventory, and currently less approximately $10.3 million of reserves. Such limit may increase to $20.0 million, subject to the borrowing base requirement, after July 31, 2016, if the Company satisfies certain conditions. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit.
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
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of December 31, 2015, the interest rate was 3.60%. The Company must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of December 31, 2015, the Company had no outstanding letters of credit. Borrowings outstanding as of December 31, 2015, amounted to approximately $5.0 million and are included in non-current liabilities in the accompanying Consolidated Balance Sheet. The Company estimates that as of December 31, 2015, it was eligible to borrow an additional $0.3 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Equipment Lease Obligation
In June 2015, the Company entered into a lease agreement with De Lage Landen Financial Services, Inc in the principal amount of $0.4 million to fund certain equipment. The lease amount is secured by the related equipment. The lease bears interest at a rate of 5.94% and matures in June 2020 with a $1 buyout option.

NOTE F — INCOME TAXES
The income tax provision for the nine months ended December 31, 2015 was determined by applying an estimated annual effective tax rate of (0.3)% to loss before taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits. As of December 31, 2015, the Company had recorded a valuation allowance of $23.2 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. ASC 740, Income Taxes, requires that a deferred tax asset be reduced by a valuation allowance if there is less than a 50% chance that it will be realized. The determination of the realization of deferred tax assets requires considerable judgment. ASC 740 prescribes the consideration of both positive and negative evidence in evaluating the need for a valuation allowance. Negative evidence for the Company includes a four year operating loss and limited visibility into future earnings. Positive evidence includes the Company's recent new national account customer wins and the increase in revenue from new LED products. The Company has determined that the negative evidence outweighs the current positive evidence and has concluded to record a valuation allowance.
Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Nine Months Ended December 31,
	2014	2015
Statutory federal tax rate	34.0%	34.0%
State taxes, net	3.0%	3.5%
Federal tax credit	0.3%	0.8%
State tax credit	0.1%	0.3%
Change in valuation reserve	(37.3)%	(38.4)%
Permanent items	(0.1)%	(0.3)%
Change in tax contingency reserve	—%	(0.2)%
Other, net	(0.2)%	—%
Effective income tax rate	(0.2)%	(0.3)%

The Company is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based on the ultimate deduction reflected in the applicable income tax return. No benefits were recorded in fiscal 2015. No benefits were recorded for the nine months ended December 31, 2015 as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized during the year.
As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $50.6 million, of which $3.6 million are associated with the exercise of NQSOs that have not yet been recognized by the Company. The Company also has state net operating loss carryforwards of approximately $36.9 million, of which $4.3 million are associated with the exercise of NQSOs. The Company also has federal tax credit carryforwards of approximately $1.5 million and state tax credits of $0.5 million. As of December 31, 2015, the Company has recorded a valuation allowance of $23.2 million due to the uncertainty of its realization value in the future. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of December 31, 2015, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce the Company’s effective tax rate if recognized. The Company does not expect this amount to change during fiscal 2016 as none of the issues are currently under examination, the statutes of limitations do not expire within the period, and the Company is not aware of any pending litigation. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
The Company has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. The Company recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits. For the nine months ended December 31, 2014 and 2015, the Company had the following unrecognized tax benefit activity (in thousands):

	Nine Months Ended December 31,
	2014	2015
Unrecognized tax benefits as of beginning of period	$210	$212
Additions based on tax positions related to the current period positions	2	16
Unrecognized tax benefits as of end of period	$212	$228
NOTE G — COMMITMENTS AND CONTINGENCIES
Operating Leases and Purchase Commitments
The Company leases vehicles, equipment and facility space under operating leases expiring at various dates through 2018. Rent expense under operating leases was $0.1 million for the three months ended December 31, 2014 and 2015; and $0.3 million and $0.4 million for the nine months ended December 31, 2014 and 2015, respectively. The Company enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials are on hand to meet anticipated order volume and customer expectations, as well as for capital expenditures. As of December 31, 2015, the Company had entered into $5.3 million of purchase commitments for the next twelve months, including $0.3 million for operating lease commitments and $5.0 million for inventory purchase commitments.
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

On December 10, 2015, a former employee filed a charge of discrimination against the Company alleging: (i) hostile work environment based on sexual harassment; (ii) sex discrimination during employment; and (iii) retaliation, and sex and age discrimination in terminating her employment. The former employee’s complaint has been referred to the regional EEOC office. The Company believes that it has substantial legal and factual defenses to the claims and allegations and the Company intends to defend against the claims vigorously. Based upon the current status of the lawsuit, the Company is currently unable to estimate any potential adverse impact on the Company from the plaintiff's claims and the Company does not believe the lawsuit will have a material adverse impact on its future continuing results of operations.
State Tax Assessment
The Company is currently negotiating a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of the Company’s products for tax purposes under Wisconsin law. The issue under review is whether the installation of the Company’s lighting systems is considered a real property construction activity under Wisconsin law. The Company currently expects to resolve this matter with the Wisconsin Department of Revenue in fiscal 2016 for an amount not in excess of the amount it has accrued.
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
Employee Stock Purchase Plan
In August 2010, the Company’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2.5 million shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of the Company are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from the Company up to $20 thousand of the Company’s common stock at a purchase price equal to 100% of the closing sale price of the Company’s common stock on The NASDAQ Capital Market exchange on the last trading day of each quarter. The ESPP allows for employee loans from the Company, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $0.25 million outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all the Company’s shares purchased by the participant under the ESPP and the Company has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, the Company had halted issuing new loans under the program. The Company had the following shares issued from treasury as of March 31, 2015 and for the three and nine months ended December 31, 2015:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Cumulative through March 31, 2015	154,269	$1.66 - 7.25	128,143	$361,550	$357,550
Quarter Ended June 30, 2015	541	$2.51	—	—	—
Quarter Ended September 30, 2015	779	$1.80	—	—	—
Quarter Ended December 31, 2015	1,170	$2.17	—	—	—
Total as of December 31, 2015	156,759	$1.66 - 7.25	128,143	$361,550	$357,550
Loans issued to employees are reflected on the Company’s balance sheet as a contra-equity account.
NOTE I — STOCK OPTIONS AND RESTRICTED SHARES
The Company has historically granted stock options and restricted stock awards under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (Plans). Under the terms of the Plans, the Company has reserved 13.5 million shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer and shorter vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are generally contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans are granted as non-qualified stock options (NQSO) and have a maximum life of 10 years. Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under the Company’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of the Company as well as under other special circumstances.
In May 2013, the Compensation Committee of the Board of Directors changed the Company's long-term equity incentive grant policy so that only restricted shares are issued to all employees under the Plans instead of stock options. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is typically between three to five years, although on occasion, the vesting term may be one year or less. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. For the three months ended December 31, 2014, an aggregate of 22 thousand restricted shares were granted valued at a price per share of between $4.79 and $5.16, which was the closing market price as of each grant date. For the nine months ended December 31, 2014, an aggregate of 393 thousand restricted shares were granted valued at a price per share of between $4.20 and $7.23, which was the closing market price as of each grant date.
For the three months ended December 31, 2015, an aggregate of 154 thousand restricted shares were granted valued at a price per share of between $1.76 and $2.04, which was the closing market price as of each grant date. For the nine months ended December 31, 2015, an aggregate of 724 thousand restricted shares were granted valued at a price per share of between $1.76 and $2.62, which was the closing market price as of each grant date.

For the three and nine months ended December 31, 2014, the Company issued 8 thousand and 22 thousand shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $4.20 per share to $5.23 per share, the closing market price as of the issuance dates. For the three and nine months ended December 31, 2015, the Company issued 11 thousand and 27 thousand shares under the Plans to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued at $1.76 per share to $2.62 per share, the closing market price as of the issuance dates. Additionally, during the three and nine months ended December 31, 2015, the Company issued 2,500 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.00 per share, the closing market price as of the issuance date.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2015	2014	2015
Cost of product revenue	$16	$9	$40	$29
General and administrative	300	327	910	902
Sales and marketing	139	74	281	210
Research and development	10	19	19	25
Total	$465	$429	$1,250	$1,166
As of December 31, 2015, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $0.3 million over a remaining weighted average expected term of 4.5 years.
The following table summarizes information with respect to the Plans:

	Outstanding Awards
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2015	1,078,600	2,426,836	$3.50	5.38
Granted stock options	—	—
Granted shares	(29,457)	—	—
Restricted shares	(723,815)	—	—
Forfeited restricted shares	171,971	—	—
Forfeited stock options	203,600	(203,600)	4.36
Exercised	—	(44,410)	2.11
Balance at December 31, 2015	700,899	2,178,826	$3.45	4.51	$135,447
Exercisable at December 31, 2015		1,937,426	$3.58	4.41	$103,095
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s closing common stock price of $2.17 as of December 31, 2015.
A summary of the status of the Company’s outstanding non-vested stock options as of December 31, 2015 was as follows:

Non-vested at March 31, 2015	581,842
Granted	—
Vested	(280,450)
Forfeited	(62,200)
Non-vested at December 31, 2015	239,192

During the first nine months of fiscal 2016, the Company granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2015	704,688
Shares issued	723,815
Shares vested	(250,993)
Shares forfeited	(171,971)
Shares outstanding at December 31, 2015	1,005,539
Per share price on grant date	$1.76 - $6.80
Compensation expense for the nine months ended December 31, 2015	$850,639
For the nine months ended December 31, 2014, the Company recorded compensation expense related to granted restricted shares of $0.8 million.
As of December 31, 2015, the weighted average grant-date fair value of restricted shares granted was $2.14.
As of December 31, 2015, the amount of deferred stock-based compensation expense related to grants of restricted shares, to be recognized over a remaining period of 2.51 years, was approximately $2.3 million.
The Company has previously issued warrants in connection with various private placement stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2015 or during the nine months ended December 31, 2015. During fiscal 2015, all warrants outstanding for a total of 38,980 shares were exercised at $2.25 per share and, as a result, none remain outstanding.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2014	2015	2014	2015
(dollars in thousands)
Segments:
U.S. Markets	$12,078	$9,569	$(1,686)	$235
Engineered Systems	13,707	6,408	(1,143)	(577)
Distribution Services	353	774	(152)	2
Corporate and Other	—	—	(1,671)	(1,602)
	$26,138	$16,751	$(4,652)	$(1,942)

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2015	2014	2015
(dollars in thousands)
Segments:
U.S. Markets	$27,503	$31,075	$(12,123)	$(593)
Engineered Systems	24,527	17,012	(9,973)	(3,395)
Distribution Services	813	980	(318)	(157)
Corporate and Other	—	—	(4,924)	(4,967)
	$52,843	$49,067	$(27,338)	$(9,112)

	Total Assets		Deferred Revenue
	March 31, 2015	December 31, 2015	March 31, 2015	December 31, 2015
(dollars in thousands)
Segments:
U.S. Markets	$27,769	$26,786	$157	$285
Engineered Systems	27,435	23,195	1,361	1,118
Distribution Services	261	929	—	—
Corporate and Other	32,340	29,519	—	—
	$87,805	$80,429	$1,518	$1,403
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
Fiscal 2016 Recent Developments
During the fourth quarter of fiscal 2014 and the first three quarters of fiscal 2015, we have experienced a reduction in the amount of new customer orders for our energy efficient HIF lighting systems within our industrial and exterior markets. We attribute this to an increasing awareness within the marketplace of emerging LED product offerings. We believe that customers continue to defer purchase decisions as they evaluate the cost and performance of these LED product offerings. During the fiscal 2015 third quarter, we began to see this deferral of purchasing decisions begin to abate as customer purchases of LED lighting systems during our fiscal 2015 back half increased compared to our fiscal 2014 back half. This trend continued during our first nine months of fiscal 2016 as LED lighting revenue increased by 57% compared to the first nine months of fiscal 2015.

During the fiscal 2016 third quarter, we experienced a slowing of customer capital spending which we attribute to general macro-economic concerns and conservative cash allocation strategies within our manufacturing and industrial customer base. Additionally during fiscal 2016 third quarter, we began to further emphasize sales through our distribution channel by working through manufacturer representative agencies who represent lighting distributors throughout our addressable markets: commercial office and retail, area lighting and industrial high bay. While we expect this activity to generate long-term growth, in the near-term it may have a dampening impact on revenues.
During the fiscal 2016 first nine months, we continued to see improvements in our gross margin related to LED products as a result of negotiated price decreases for lighting components and the benefits of our fiscal 2015 fourth quarter cost containment initiatives. During the fiscal 2016 second quarter, we experienced an increase in sales of our LED door retrofit, or LDR, product line which has lower gross margins as compared to our other LED product lines. This increase in volume negatively impacted our overall gross margins during the fiscal 2016 second quarter.

In October 2015, we introduced a series of new LED industrial high-bay products. These LED products have significant advantages in delivering lumens per watt and we believe, the lowest total cost of ownership versus other LED lighting products. Additionally, we expect that our gross margins will improve as we increase sales of these new products.
We expect that our gross margins from sales of lighting products will be in the mid 20% range during our fiscal 2016 fourth quarter due to an increase in revenue from lower margin national account projects; and that our gross margins will increase during fiscal 2017 as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher margin LED high-bay products and increased utilization of our manufacturing facility.
Marketing expenditures will increase in fiscal 2017 to primarily support more robust lead generations and further enhance our brand awareness with our agents in their efforts to sell Orion’s products through our distribution channel.
Overview
We are a leading designer and manufacturer of high-performance, energy-efficient lighting platforms. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial high bay, although we do sell and install products into other markets. Virtually all of our sales occur within North America. We operate in three operating segments, which we refer to as U.S. Markets, Engineered Systems and Distribution Services. Our U.S. Markets division focuses on selling our lighting solutions into the wholesale markets with customers including domestic energy service companies, or ESCOs, and electrical contractors. Our Engineered Systems division focuses on selling lighting products and construction and engineering services direct to end users. Engineered Systems completes the construction management services related to existing contracted solar photovoltaic, or PV, projects. Its customers include national accounts, government, municipal and schools. Our Distribution Services division focuses on selling our lighting products to a developing network of broad line distributors and internationally.
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
While we continue to provide solutions using our legacy HIF technology, we believe the market for lighting products is currently in a significant technology shift to LED lighting systems. Compared to legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. We expect our LED lighting technologies to become the primary component of our future revenue as we strive to be the leader in the industry transition to LED lighting technology. Based on a July 2015 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. For fiscal 2015, our LED lighting revenue totaled $30.8 million, or 43.5% of our total lighting revenue, compared to $4.8 million, or 7.2% of our total lighting revenue, for fiscal 2014. For the first nine months of fiscal 2016, our LED lighting revenue totaled $32.1 million, or 66.1% of our total lighting revenue, compared to $20.5 million, or 40% of our total lighting revenue for the first nine months of fiscal 2015. We plan to continue to primarily focus on developing and selling innovative LED products, although we will continue to market and sell legacy HIF solutions in circumstances in which LED solutions may not be our customers' best alternative.

We typically generate substantially all of our revenue from sales of lighting systems and related services to commercial and industrial customers. We typically sell our lighting systems in replacement of our customers’ existing fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical contractors, ESCOs, and electrical distributors to sell to their own customer bases.
We have sold and installed approximately 4.6 million of our lighting systems in over 13,200 facilities from December 1, 2001 through December 31, 2015. We have sold our products to approximately 35% of the Fortune 500 companies, many of which have installed our HIF and LED lighting systems in multiple facilities. Our top direct customers by revenue in fiscal 2015 included Ford Motor Co., Dollar General Corporation, Sears Holding Corp., Coca-Cola Enterprises Inc., US Foodservice, and USF Holland Inc.
Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. We believe that customer purchases of LED lighting systems will continue to increase in the near-term as expected improvements in LED performance and expected decreases in LED product costs are currently expected to make our LED products even more economically compelling to our customers. Our near-term optimism is based upon our efforts to expand our distribution services customer base, our intentions to continue to selectively expand our sales force, our investments into new high performance LED industrial lighting fixtures and the expected increase in revenue and gross margins as we increase sales of these product lines, our recent improvements in gross margin as a result of our cost containment initiatives and the increasing volume of unit sales of our new products, specifically our LED high-bay lighting fixtures, and additional cost containment opportunities. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, government and retail markets, the continued development of our new products and product enhancements, including our new LED product offerings, our efforts to expand our channels of distribution and our cost reduction initiatives. As we attempt to adapt our business organization to the quickly evolving lighting market, we are considering implementing significant changes to our manufacturing operations to increase our flexibility, remain competitive and lower our cost structure, including the potential sale and leaseback of our manufacturing facility. Implementing these initiatives may result in our incurring additional cost and expenses, including asset impairment or write-down charges and other repositioning expenses and charges, which would likely materially adversely affect our reported results of operations. As previously disclosed we are exploring various alternative sources of liquidity, including the potential sale and leaseback of our manufacturing facility.
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
Revenue and Expense Components
Revenue. We sell our energy management products and services directly to commercial and industrial customers, and indirectly to end users through wholesale sales to electrical contractors, value-added resellers and electrical distributors. We currently generate the majority of our revenue from sales of LED and HIF lighting systems and related services to commercial and industrial customers, with sales of our LED systems becoming our primary emphasis. While our services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, project management, installation and recycling in connection with our retrofit installations, we separately recognize service revenue only for our installation and recycling services. Our installation and recycling service revenues are recognized when services are complete and customer acceptance has been received. Our wholesale channels, which include our value-added resellers, electrical contractors and electrical distributors, accounted for approximately 55% of our total revenue in fiscal 2015, not taking into consideration our renewable technologies revenue generated through our Engineered Systems Division. Wholesale revenues accounted for approximately 66% of our total revenue during the first nine months of fiscal 2016, not taking into consideration our renewable technologies revenue generated through our Engineered Systems Division, compared to 55% for the first nine months of fiscal 2015. The increase in our wholesale revenue mix for the first nine months of fiscal 2016 was due to an increase in the number of key resellers selling our products in-market.

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
Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our past solar PV projects and new multi-facility roll-out projects. Our top 10 customers accounted for approximately 38% and 33% of our total revenue for the first nine months of fiscal 2015 and fiscal 2016, respectively. One customer accounted for more than 12% of our total revenue in the first nine months of fiscal 2015 and no customers accounted for more than 10% of our total revenue in the first nine months of fiscal 2016. To the extent that multi-facility roll-out projects and large retrofit projects become a greater component of our total revenue, we may experience more customer concentration in given periods. The loss of, or substantial reduction in sales volume to, any of our significant customers could have a material adverse effect on our total revenue in any given period and may result in significant annual and quarterly revenue variations.
Our level of total revenue for any given period is dependent upon a number of factors, including (i) the rate of performance improvement and cost decreases of our LED product offerings, particularly as we make our LED products our primary emphasis; (ii) the demand for our products and systems, particularly our LED products and any new products, applications and service that we may introduce; (iii) the selling price of our LED products compared to our other lighting alternatives; (iv) the level of our wholesale sales; (v) the number and timing of large retrofit and multi-facility retrofit, or “roll-out,” projects; (vi) the rate at which we expand our number of key resellers; (vii) customer sales and budget cycles, including budget cycles for utility incentive programs; (viii) our ability to realize revenue from our services, particularly our ability to access job sites and manage our customer's control over their own installation labor workforce; (ix) market conditions; (x) our execution of our sales process; (xi) our ability to compete in a highly competitive market and our ability to respond successfully to market competition; (xii) the selling price of our products and services; (xiii) changes in capital investment levels by our customers and prospects; (xiv) the non-recurrence of our prior levels of PV revenue; and (xv) the rate of government spending on our products. As a result, our total revenue may be subject to quarterly variations and our total revenue for any particular fiscal quarter may not be indicative of future results. In particular, as we focus our marketing and sales efforts on our LED lighting products and decrease our emphasis on our HIF products, and given the rapidly changing market dynamics of the lighting market, we may experience significant and unpredictable variations in our quarterly results.
Backlog. We define backlog as the total contractual value of all firm orders and OTA contracts received for our lighting and solar products and services where delivery of product or completion of services has not yet occurred as of the end of any particular reporting period. Such orders must be evidenced by a signed proposal acceptance or purchase order from the customer. Our backlog does not include PPAs or national contracts that have been negotiated, but under which we have not yet received a purchase order for the specific location. As of December 31, 2015, we had a backlog of firm purchase orders of approximately $7.5 million, which included an insignificant amount of solar PV orders, compared to $5.7 million as of September 30, 2015, which included $0.1 million of solar PV orders. We currently expect approximately $3.2 million of our December 31, 2015 backlog to be recognized as revenue during the fourth quarter of 2016, with the remainder in fiscal 2017. We generally expect this level of firm purchase order backlog related to HIF and LED lighting systems to be recognized as revenue within the following quarter. As a result of the discontinuance of our solar PV orders, the increased volume of multi-facility roll-outs and large retrofit projects, the continued shortening of our installation cycles and the declining number of projects sold through OTAs, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenue recognized in future periods.
Cost of Revenue. Our total cost of revenue consists of costs for: (i) raw materials, including sheet, coiled and specialty reflective aluminum; (ii) electrical components, including ballasts, power supplies, lamps and LED chips and components; (iii) (iii) wages and related personnel expenses, including stock-based compensation charges, for our fabricating, coating, assembly, logistics and project installation service organizations; (iv) manufacturing facilities, including depreciation on our manufacturing facilities and equipment, taxes, insurance and utilities; (v) warranty expenses; (vi) installation and integration; and (vii) shipping and handling. We also purchase many of our electrical components through forward purchase contracts. We buy most of our LED chips from a single supplier, although we believe we could obtain sufficient quantities of these raw materials on a price and quality competitive basis from other suppliers if necessary. We use multiple suppliers for our electronic component purchases, including ballasts, drivers and lamps. For the first nine months of fiscal 2015 and fiscal 2016, no supplier accounted for more than 10% of our total cost of revenue. Our production labor force is non-union and, as a result, our production labor costs have been relatively stable. During fiscal 2015, we reorganized our manufacturing production lines to increase our capacity to produce LED lighting products. Additionally, we continued to reduce product costs through a reduction in workforce and through negotiated material input price decreases with our vendors. During the fiscal 2015 second quarter, we recorded a non-cash impairment charge of $12.1 million related to an assessment of the carrying cost of our long-term wireless control inventory and related development and intangible costs. The wireless controls inventory was deemed to be impaired based upon current market conditions, including a significant decline during the fiscal year in wireless controls unit volume sales, an increase in product sales in the commercial office and retail markets where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. During fiscal 2016, we have been and expect to continue to generate efficiencies and cost decreases from our lean manufacturing initiatives that began during fiscal 2014 and from our focus on reducing component product costs through strategic sourcing began during fiscal 2015.
Gross Margin. Our gross profit has been, and will continue to be, affected by the relative levels of our total revenue and our total cost of revenue, and as a result, our gross profit may be subject to quarterly variation. Our gross profit as a percentage of total revenue, or gross margin, is affected by a number of factors, including: (i) our level of utilization of our manufacturing facilities and production equipment and related absorption of our manufacturing overhead costs; (ii) our mix of large retrofit and multi-facility roll-out projects with national accounts; (iii) our increasing sales mix of LED high-bay lighting products and their current higher margins compared to our other LED products; (iv) our project pricing; (v) our realization rate on our billable services; (vi) our level of warranty claims; (vii) our level of efficiencies from our subcontracted installation service providers; (viii) the seasonality of our sales mix; and (ix) any severance expenses that affect our cost of revenue. We expect that our gross margins from sales of lighting products will continue to improve into our fiscal 2017 as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher margin LED high-bay products and increased utilization of our manufacturing facility.
Operating Expenses. Our operating expenses consist of: (i) general and administrative expenses; (ii) acquisition-related expenses; (iii) sales and marketing expenses; and (iv) research and development expenses. Personnel-related costs are our largest operating expense. During the first quarter of fiscal 2015, we sold our facility in Plymouth. We intend to continue to invest in research and product development for new LED lighting products. During the fiscal 2015 fourth quarter, we identified potential annualized cost reductions of up to approximately $4.0 million resulting from our ongoing business transition from our historical focus on our legacy fluorescent lighting products to our current focus on our new LED lighting products. These reductions included reduced compensation costs and other discretionary spending reductions in our operating expenses. Through the first nine months of fiscal 2016, we had recognized approximately $3.4 million of these cost reductions.
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
We recognize compensation expense for the fair value of our stock option and restricted stock awards granted over their related vesting period. We recognized $1.3 million and $1.2 million of compensation expense for the first nine months of fiscal 2015 and fiscal 2016, respectively. As a result of prior option and restricted stock grants, we expect to recognize an additional $2.6 million of stock-based compensation over a weighted average period of approximately three years, including $0.3 million in the last three months of fiscal 2016. These charges have been, and will continue to be, allocated to cost of product revenue, general and administrative expenses, sales and marketing expenses and research and development expenses based on the departments in which the personnel receiving such awards have primary responsibility. A substantial majority of these charges have been, and likely will continue to be, allocated to general and administrative expenses and sales and marketing expenses.
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
Income Taxes. As of December 31, 2015, we had net operating loss carryforwards of approximately $50.6 million for federal tax purposes and $36.9 million for state tax purposes. Included in these loss carryforwards were $3.6 million for federal and $4.3 million for state tax purposes of compensation expenses that were associated with the exercise of nonqualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in capital as the deduction reduces our income taxes payable. We also had federal tax credit carryforwards of approximately $1.5 million and state credit carryforwards of approximately $0.5 million. A valuation allowance has been set up to reserve for our net operating losses and our tax credits. A valuation allowance of $23.2 million, equaling the net deferred tax asset due to the uncertainty of its realization in the future, has been set up to reserve for our net operating losses and our tax credits. It is possible that we may not be able to utilize the full benefit of our state tax credits due to our state apportioned income and the potential expiration of the state tax credits due to the carry forward period. These federal and state net operating losses and credit carryforwards are available, subject to the discussion in the following paragraph, to offset future taxable income and, if not utilized, will begin to expire in varying amounts between 2020 and 2035. Our valuation allowance for deferred tax assets is based upon our cumulative three year operating losses.
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
Results of Operations
The following table sets forth the line items of our consolidated statements of operations on an absolute dollar basis and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods set forth below (dollars in thousands):

	Three Months Ended December 31,					Nine Months Ended December 31,
	2014		2015			2014		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change	Amount	% of Revenue	Amount	% of Revenue	% Change
Product revenue	$23,646	90.5%	$16,094	96.1%	(31.9)%	$48,534	91.8%	$46,872	95.5%	(3.4)%
Service revenue	2,492	9.5%	657	3.9%	(73.6)%	4,309	8.2%	2,195	4.5%	(49.1)%
Total revenue	26,138	100.0%	16,751	100.0%	(35.9)%	52,843	100.0%	49,067	100.0%	(7.1)%
Cost of product revenue	20,293	77.7%	11,574	69.1%	(43.0)%	53,512	101.3%	35,988	73.3%	(32.7)%
Cost of service revenue	2,021	7.7%	468	2.8%	(76.8)%	3,451	6.5%	1,700	3.5%	(50.7)%
Total cost of revenue	22,314	85.4%	12,042	71.9%	(46.0)%	56,963	107.8%	37,688	76.8%	(33.8)%
Gross (loss) profit	3,824	14.6%	4,709	28.1%	23.1%	(4,120)	(7.8)%	11,379	23.2%	376.2%
General and administrative expenses	3,816	14.6%	3,861	23.0%	1.2%	11,328	21.4%	11,135	22.7%	(1.7)%
Sales and marketing expenses	3,771	14.4%	2,409	14.4%	(36.1)%	10,016	19.0%	8,112	16.5%	(19.0)%
Research and development expenses	889	3.4%	381	2.3%	(57.1)%	1,874	3.5%	1,244	2.5%	(33.6)%
Loss from operations	(4,652)	(17.8)%	(1,942)	(11.6)%	58.3%	(27,338)	(51.7)%	(9,112)	(18.5)%	66.7%
Interest expense	(62)	(0.3)%	(71)	(0.4)%	(14.5)%	(235)	(0.5)%	(223)	(0.5)%	5.1%
Interest income	69	0.3%	27	0.1%	(60.9)%	246	0.5%	107	0.2%	(56.5)%
Loss before income tax	(4,645)	(17.7)%	(1,986)	(11.9)%	57.2%	(27,327)	(51.7)%	(9,228)	(18.8)%	66.2%
Income tax expense	18	0.1%	18	0.1%	—%	41	0.1%	28	0.1%	(31.7)%
Net loss	$(4,663)	(17.8)%	$(2,004)	(12.0)%	57.0%	$(27,368)	(51.8)%	$(9,256)	(18.9)%	66.2%

Revenue. Product revenue decreased from $23.6 million for the fiscal 2015 third quarter to $16.1 million for the fiscal 2016 third quarter, a decrease of $7.5 million, or 31.9%. The decrease in product revenue was a result of a decrease in order volume from our national account manufacturing and industrial customers as they deferred capital allocation decisions based upon concerns over a weakening economic environment. During the fiscal 2015 third quarter, two large national account customers accounted for $7.0 million of revenue. These customers remain active, but have deferred capital allocation decisions and we recognized no significant revenue from either of these customers during the fiscal 2016 third quarter. Product sales of our LED fixtures decreased from $12.7 million for the fiscal 2015 third quarter to $12.0 million for the fiscal 2016 third quarter, a decrease of $0.7 million, or 5.5%. Service revenue decreased from $2.5 million for the fiscal 2015 third quarter to $0.7 million for the fiscal 2016 third quarter, a decrease of $1.8 million, or 73.6%. Total revenue decreased from $26.1 million for the fiscal 2015 third quarter to $16.8 million for the fiscal 2016 third quarter, a decrease of $9.3 million, or 35.9%. Product revenue decreased from $48.5 million for the fiscal 2015 first nine months to $46.9 million for the fiscal 2016 first nine months, a decrease of $1.6 million, or 3.4%. The decrease in product revenue was a result of the contraction of customer capital spending experienced during the fiscal 2016 third quarter which offset an increase in LED product revenue during the fiscal 2016 first half due to increasing sales of our new LED products which were launched during the back half of fiscal 2015 and from our initiative to increase the number our key resellers. Product sales of our LED fixtures increased from $20.5 million for the fiscal 2015 first nine months to $32.1 million for the fiscal 2016 first nine months, an increase of $11.6 million, or 56.6%. As a result of our discontinuance of our sale of new PV systems, our product revenue from renewable energy systems was $1.6 million for the fiscal 2015 first nine months compared to $0.5 million for the fiscal 2016 first nine months. We currently expect our future revenue to increase significantly as we expand our distribution services customer base, as the manufacturing and industrial economic environment improves and customers resume allocating capital and as we begin to realize revenue from sales of our recently launched new high performance LED industrial lighting fixtures.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased from $20.3 million for the fiscal 2015 third quarter to $11.6 million for the fiscal 2016 third quarter, a decrease of $8.7 million, or 43.0%. The decrease in our cost of product revenue was due to the decline in sales volume during the third quarter. Our cost of service revenue decreased from $2.0 million for the fiscal 2015 third quarter to $0.5 million for the fiscal 2016 third quarter, a decrease of $1.5 million, or 76.8%. Total gross margin was 14.6% for the fiscal 2015 third quarter compared to 28.1% for the fiscal 2016 third quarter. Our lighting gross margin was positively impacted by a favorable mix of higher priced and higher margin LED high-bay fixtures, negotiated price decreases for lighting component cost decreases and the benefits of our fiscal 2015 fourth quarter cost containment initiatives. Total cost of product revenue decreased from $22.3 million for the fiscal 2015 third quarter to $12.0 million for the fiscal 2016 first third quarter, a decrease of $10.3 million, or 46.0%. Our cost of product revenue decreased from $53.5 million for the fiscal 2015 first nine months to $36.0 million for the fiscal 2016 first nine months, a decrease of $17.5 million, or 32.7%. During the fiscal 2015 second quarter, we recorded a non-cash impairment charge of $12.1 million related to an assessment of the carrying cost of our long-term wireless control inventory and related development and intangible costs. Our cost of product revenue decreased by $12.1 million related to the aforementioned fiscal 2015 non-cash impairment charge, and by the contribution margin dollars from the decrease in product revenue. Gross margin, adjusted for the impact of the non-cash impairment charge, from sales of our integrated lighting systems for the fiscal 2015 first nine months was 15.2% compared to 23.2% for the fiscal 2016 first nine months. We expect that our gross margins from sales of lighting products will be in the mid 20% range during our fiscal 2016 fourth quarter due to an increase in revenue from lower margin national account projects; and that our gross margins will increase during fiscal 2017 as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher margin LED high-bay products and increased utilization of our manufacturing facility.
General and Administrative. Our general and administrative expenses increased from $3.8 million for the fiscal 2015 third quarter to $3.9 million for the fiscal 2016 third quarter, an increase of $0.1 million, or 1.2%. The increase was due to an increase in legal expenses of $0.1 million and an increase in compensation-related expenses of $0.1 million, partially offset by a decrease in insurance and discretionary related expenses of $0.1 million. Our general and administrative expenses decreased from $11.3 million for the fiscal 2015 first nine months to $11.1 million for the fiscal 2016 first nine months, a decrease of $0.2 million, or 1.7%. The decrease was due to decreased insurance expenses of $0.2 million and decreased discretionary related expenses of $0.1 million, partially offset by an increase in compensation-related expenses of $0.1 million.
Sales and Marketing. Our sales and marketing expenses decreased from $3.8 million for the fiscal 2015 third quarter to $2.4 million for the fiscal 2016 third quarter, a decrease of $1.4 million, or 36.1%. The decrease was due to a decrease in headcount related expenses for compensation and travel of $1.0 million, a decrease in rebranding expenses related to our fiscal 2015 LED branding initiative of $0.1 million, a decrease in commission expense of $0.2 million due to the reduction in revenue and a decrease in other discretionary expenses of $0.1 million. Our sales and marketing expenses decreased from $10.0 million for the fiscal 2015 first nine months to $8.1 million for the fiscal 2016 first nine months, a decrease of $1.9 million, or 19.0%. The decrease was due to a decrease in headcount related expenses for compensation and travel of $1.7 million and a decrease in rebranding expenses related to our fiscal 2015 LED branding initiative of $0.4 million, partially offset by increased spending of $0.2 million for trade show participation and advertising.
Total sales and marketing headcount was 89 and 62 at December 31, 2014 and 2015, respectively.
Research and Development. Our research and development expenses, or R&D, decreased from $0.9 million for the fiscal 2015 third quarter to $0.4 million for the fiscal 2016 third quarter, a decrease of $0.5 million, or 57.1%. Our R&D expenses decreased from $1.9 million for the fiscal 2015 first nine months to $1.2 million for the fiscal 2016 first nine months, a decrease of $0.7 million, or 33.6%. The decrease in our R&D expenses for both periods was due to a reduction in consulting and sample costs related to our new products as we continue to increase our cost effectiveness related to launching new products and decrease our reliance on higher cost third parties.
Interest Expense. Our interest expense increased from $62 thousand for the fiscal 2015 third quarter to $71 thousand for the fiscal 2016 third quarter. The increase in interest expense was due to the increase in borrowings on our revolving credit line. Our interest expense decreased slightly from $235 thousand for the fiscal 2015 first nine months to $223 thousand for the fiscal 2016 first nine months.
Interest Income. Our interest income decreased from $69 thousand for the fiscal 2015 third quarter to $27 thousand for the fiscal 2016 third quarter, a decrease of $42 thousand, or 60.9%. Our interest income decreased from $0.2 million for the fiscal 2015 first nine months to $0.1 million for the fiscal 2016 first nine months, a decrease of $0.1 million, or 56.5%. For both periods, our interest income decreased as we increased the utilization of third party finance providers for a majority of our financed projects. In the future, we expect our interest income to continue to decrease as we continue to utilize third party finance providers for our OTA projects.
Income Taxes. Our income tax expense was relatively unchanged at $18 thousand for the fiscal 2015 third quarter and fiscal 2016 third quarter. Our income tax expense decreased from an income tax expense of $41 thousand for the fiscal 2015 first nine months to an income tax expense of $28 thousand for the fiscal 2016 first nine months. Our effective income tax rate for the 2016 first nine months was 0.3%, compared to 0.2% for the 2015 first nine months. Our income tax expense is due primarily to the changes in expected minimum state tax liabilities.
U.S. Markets Segment
Our U.S. Markets Division sells lighting solutions into the wholesale markets.
The following table summarizes our U.S. Markets segment operating results:

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
(dollars in thousands)	2014	2015	% Change	2014	2015	% Change
Revenues	$12,078	$9,569	(20.8)%	$27,503	$31,075	13.0%
Operating (loss) income	$(1,686)	$235	113.9%	$(12,123)	$(593)	95.1%
Operating margin	(14.0)%	2.5%		(44.1)%	(1.9)%
U.S. Markets segment revenue decreased $2.5 million, or 20.8%, from $12.1 million for the fiscal 2015 third quarter to $9.6 million for the fiscal 2016 third quarter. The decrease in revenue during the fiscal 2016 third quarter was due to a customer contraction of capital spending within the manufacturing and industrial sector. U.S. Markets segment revenue increased $3.6 million, or 13.0%, from $27.5 million for the fiscal 2015 first nine months to $31.1 million for the fiscal 2016 first nine months. The increase in revenue during the fiscal 2016 first nine months was primarily due to increased sales of our LED lighting products and our initiative to expand the number of our key resellers.
U.S. Markets segment operating loss decreased $1.9 million, or 113.9%, from an operating loss of $1.7 million for the fiscal 2015 third quarter to operating income of $0.2 million for the fiscal 2016 third quarter. The decrease in operating loss for the fiscal 2016 third quarter was due to a greater mix of higher margin LED high-bay fixtures and a reduction in operating expenses related to compensation, commissions and discretionary spending. U.S. Markets segment operating loss decreased $11.5 million, or 95.1%, from an operating loss of $12.1 million for the fiscal 2015 first nine months to an operating loss of $0.6 million for the fiscal 2016 first nine months. The decrease in operating loss in fiscal 2016 was due to $7.5 million of expense related to the proportional long-term inventory controls impairment charge incurred during the fiscal 2015 second quarter and due to the increase in revenue, the related increase in contribution margin dollars and the improvements to our gross margin related to cost decreases on LED components, and a reduction in our operating expenses related to compensation and discretionary spending.

Engineered Systems Segment
Our Engineered Systems Division sells lighting products and construction and engineering services direct to end users. Our Engineered Systems Division also completes the construction management services related to existing contracted solar PV projects.
The following table summarizes our Engineered Systems segment operating results:

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
(dollars in thousands)	2014	2015	% Change	2014	2015	% Change
Revenues	$13,707	$6,408	(53.3)%	$24,527	$17,012	(30.6)%
Operating loss	$(1,143)	$(577)	49.5%	$(9,973)	$(3,395)	66.0%
Operating margin	(8.3)%	(9.0)%		(40.7)%	(20.0)%
Engineered Systems segment revenue decreased $7.3 million, or 53.3%, from $13.7 million for the fiscal 2015 third quarter to $6.4 million for the fiscal 2016 third quarter. During the fiscal 2015 third quarter, two large national account customers accounted for $7.0 million of revenue. These customers remain active, but have deferred capital allocation decisions and we recognized no significant revenue from either of these customers during the fiscal 2016 third quarter. Engineered Systems segment revenue decreased $7.5 million, or 30.6%, from $24.5 million for the fiscal 2015 first nine months to $17.0 million for the fiscal 2016 first nine months. The decrease in revenue for the fiscal 2016 first nine months was due to a decrease in lighting revenue due to customer contraction of capital spending within the manufacturing and industrial sector and a decrease of $1.1 million related to a decrease in the number of solar projects under construction.
Engineered Systems segment operating loss decreased $0.5 million, or 49.5%, from an operating loss of $1.1 million for the fiscal 2015 third quarter to an operating loss of $0.6 million for the fiscal 2016 third quarter. Engineered Systems segment operating loss decreased $6.6 million, or 66.0%, from an operating loss of $10.0 million for the fiscal 2015 first nine months to an operating loss of $3.4 million for the fiscal 2016 first nine months. The decrease in operating loss for the first nine months of fiscal 2016 was due to $4.6 million of expense related to the proportional long-term inventory controls impairment charge incurred during the fiscal 2015 second quarter, improvements to our gross margin related to cost decreases on LED components and a decrease in operating expenses for compensation and discretionary expenses resulting from our 2015 February cost containment initiative.
Distribution Services Segment
Our Distribution Services Division sells lighting products to a developing network of broad line distributors and internationally.
The following table summarizes our Distribution Services segment operating results:

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
(dollars in thousands)	2014	2015	% Change	2014	2015	% Change
Revenues	353	774	119.3%	813	980	20.5%
Operating (loss) income	(152)	2	101.3%	(318)	(157)	50.6%
Operating margin	(43.1)%	0.3%		(39.1)%	(16.0)%
Distribution Services segment revenue increased by $0.4 million, or 119.3%, from $0.4 million for the fiscal 2015 third quarter to $0.8 million for the fiscal 2016 third quarter. Distribution Services segment revenue increased by $0.2 million, or 20.5%, from $0.8 million for the fiscal 2015 first nine months to $1.0 million for the fiscal 2016 first nine months. The increase in revenue in fiscal 2016 was due to the relatively low base line of revenue following the April 2014 start-up of this business unit and to variability in the timing of customer orders as this business unit develops.
Distribution Services operating income increased by $0.2 million, or 101.3%, from an operating loss of $0.2 million for the fiscal 2015 third quarter to operating income of break-even for the fiscal 2016 third quarter. Distribution Services operating loss decreased by $0.2 million, or 50.6%, from an operating loss of $0.3 million for the fiscal 2015 first nine months to an operating loss of $0.2 million for the fiscal 2016 first nine months. The decrease in our operating loss was due to the increased contribution margin dollars earned from our increasing revenue and the leveraging of our investment in selling costs to start-up this business unit.

Liquidity and Capital Resources
Overview
We had approximately $17.5 million in cash and cash equivalents as of December 31, 2015, compared to $13.4 million at September 30, 2015 and $20.0 million at March 31, 2015. In February 2015, we completed an underwritten public offering of 5.46 million shares of our common stock, at an offering price to the public of $3.50 per share. Net proceeds of the offering approximated $17.5 million.
In January 2014, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we have the flexibility to publicly offer and sell from time to time up to $75 million of debt and/or equity securities, approximately $55 million of which remains available following our February 2015 offering. The filing of the shelf registration statement may help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.
In February 2015, we entered into a new credit and security agreement with Wells Fargo Bank, National Association providing for a new three-year revolving credit facility replacing our prior agreements with JPMorgan Chase Bank. Our new credit agreement provides for an initial credit limit equal to the lesser of (i) $15.0 million or (ii) a borrowing base based on eligible receivables and inventory, and currently less approximately $10.3 million of reserves. As of December 31, 2015, our borrowings under the credit agreement totaled approximately $5.0 million, with approximately $0.3 million of additional credit availability thereunder based on the credit availability formula described above. Borrowings under the agreement bear interest at the daily three-month LIBOR plus 3.0% per annum.
Our future liquidity needs are dependent upon many factors, including our relative revenue, gross margins, cash management practices, capital expenditures, cost containment measures and future potential acquisition transactions. Based on our current expectations, while we anticipate realizing improved net income performance during the fourth quarter of fiscal 2016, we also currently believe that we will experience negative working capital cash flows during the fourth quarter of fiscal 2016. While we believe that we will have adequate available cash and equivalents and credit availability under our credit agreement to satisfy our currently anticipated working capital and liquidity requirements during the near-term, there can be no assurance to that effect. We are exploring various alternative sources of liquidity, including the potential sale and leaseback of our manufacturing facility to help ensure that we will have adequate available cash to satisfy our working capital needs. We are also implementing certain inventory management practices which should help to reduce our inventory levels and enhance our cash position.
Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2014 and 2015 (in thousands):

	Nine Months Ended December 31,
	2014	2015
Operating activities	$(10,217)	$(3,325)
Investing activities	(670)	(308)
Financing activities	(1,926)	1,089
Decrease in cash and cash equivalents	$(12,813)	$(2,544)
Cash Flows Related to Operating Activities. Cash used in operating activities for the first nine months of fiscal 2016 was $3.3 million and consisted of a net loss adjusted for non-cash expense items of $4.4 million and net cash provided by changes in operating assets and liabilities of $1.1 million. Cash provided by changes in operating assets and liabilities included a decrease in accounts receivable of $3.7 million due to cash collections and the reduction in revenue, an increase in accounts payable of $1.0 million related to the timing of vendor payments and a decrease in prepaid and other assets of $2.0 million due to a reduction in unbilled revenue related to the timing of customer billings. Cash used by changes in operating assets and liabilities included an increase in inventory of $4.2 million due to the increasing mix of higher value LED component products and finished goods to support our anticipated fiscal 2016 fourth quarter sales, a decrease in accrued expenses and other of $1.3 million related to the timing of accrued project installation costs and the timing of payments on accrued sales taxes, and a decrease of $0.1 million in deferred revenue related to the timing of project completions.
Cash used in operating activities for the first nine months of fiscal 2015 was $10.2 million and consisted of net cash used by changes in operating assets and liabilities of $0.1 million and a net loss adjusted for non-cash expense items of $10.1 million. Cash used by changes in operating assets and liabilities consisted of an increase in accounts receivable of $1.9 million due to the increase in lighting revenue, an increase in inventories of $3.0 million to support expected revenue growth in LED products over the next several quarters, an increase in prepaid and other assets of $3.6 million for unbilled revenue related to completed finance projects and an increase in deferred revenue of $0.3 million. Cash provided by changes in operating assets and liabilities included an increase of $8.1 million in accounts payable due to the increase in inventory purchases to support our growth in lighting product revenue and project installation costs and an increase in accrued expenses and other of $0.7 million due to increased warranty reserves.
Cash Flows Related to Investing Activities. For the first nine months of fiscal 2016, cash used in investing activities was $0.3 million, primarily for capital improvements related to information systems, the build out of our Chicago innovation hub, investments for marketing and trade show signage to reflect our new brand and new product tooling.
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
Cash Flows Related to Financing Activities. For the first nine months of fiscal 2016, cash flows provided by financing activities were $1.1 million which included increased borrowing on our credit facility of $2.5 million and $0.1 million received from stock option exercises, partially offset by $1.5 million related to the repayment of long-term debt.
For the first nine months of fiscal 2015, cash flows used in financing activities were $1.9 million which included $2.7 million used for repayment of long-term debt and $0.1 million for financing costs partially offset by $0.4 million received from stock option exercises and stock note repayments and $0.4 million for the refinancing of OTA debt.
Working Capital
Our net working capital as of December 31, 2015 was $34.1 million, consisting of $51.1 million in current assets and $17.0 million in current liabilities. Our net working capital as of March 31, 2015 was $36.7 million, consisting of $55.0 million in current assets and $18.3 million in current liabilities. Our current accounts receivable decreased from our fiscal 2015 year-end by $3.6 million due to cash collections during the quarter of aged receivables and due to the reduction in revenue from our fiscal 2015 third quarter versus our fiscal 2016 third quarter. Our current inventories increased from our fiscal 2015 year-end by $4.2 million primarily due to increases in finished goods levels to support expected revenue growth over the next several quarters and the higher unit dollar values of LED fixtures. Our prepaid expenses and other assets decreased from our fiscal 2015 year-end by $1.9 million due to a decrease in unbilled revenue related to the timing of project billings and the period expensing of prepaid items. Our accounts payable increased from our fiscal 2015 year end by $1.0 million due to the increase in inventory and negotiated payment terms with vendors. Our accrued expenses decreased from our fiscal 2015 year-end by $1.7 million primarily due to a reduction of $1.1 million in accrued subcontracted installation costs and $0.5 million for the timing of sales tax payments.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivable, inventory and payables are expected to increase in the back half of fiscal 2016 to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
Our February 6, 2015, we entered into a new three-year credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. Borrowings under the Credit Facility are initially limited to the lesser of (i) $15.0 million or (ii) a borrowing base based on eligible receivables and inventory, and currently less approximately $10.3 million of reserves. As of December 31, 2015, our borrowings under the credit agreement totaled approximately $5.0 million, with approximately $0.3 million of additional credit availability thereunder based on the credit availability formula described above. Such limit may increase to $20.0 million, subject to the borrowing base requirement, after July 31, 2016, if we satisfy certain conditions. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit.
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
Capital Spending
Capital expenditures totaled $0.3 million during the first nine months of fiscal 2016 due to infrastructure investments for our Chicago innovation hub, investments for marketing and trade show signage to reflect our new brand and investments in new product tooling. We expect to incur approximately $0.2 to $0.3 million in capital expenditures during the fourth quarter of fiscal 2016. Our capital spending plans predominantly consist of investments related to new product development tooling and investments in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our credit facility.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of December 31, 2015 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$6,100	$1,096	$5,004	$—	$—
Capital lease obligations	350	68	150	132	—
Cash interest payments on debt	72	41	25	6	—
Operating lease obligations	508	251	257	—	—
Purchase order and cap-ex commitments(1)	4,990	4,990	—	—	—
Total	$12,020	$6,446	$5,436	$138	$—
___________

(1)	Reflects non-cancellable purchase order commitments in the amount of $5.0 million for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

State Tax Assessment
We are currently negotiating a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of our products for tax purposes under Wisconsin law. The issue under review is whether the installation of our lighting systems is considered a real property construction activity under Wisconsin law. We currently expect to resolve this matter with the Wisconsin Department of Revenue in fiscal 2016 for an amount not in excess of the amount we have accrued.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, the collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2015. For the three months ended, December 31, 2015, there were no material changes in our accounting policies.
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
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2015 pursuant to Rule 13a-15(b) of the Exchange Act of 1934. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse affect on us.

On May 29, 2014, the Equal Employment Opportunity Commission filed a claim against us alleging certain violations of the Americans with Disabilities Act with regard to an employee. On August 3, 2015, we reached a settlement related to the allegations, which was entirely funded by our insurance carrier.

On December 10, 2015, a former employee filed a charge of discrimination against us alleging: (i) hostile work environment based on sexual harassment; (ii) sex discrimination during employment; and (iii) retaliation, and sex and age discrimination in terminating her employment. The former employee’s complaint has been referred to the regional Equal Employment Opportunity Commission office. We believe that we have substantial legal and factual defenses to the claims and allegations and we intend to defend against the claims vigorously.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2016.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended December 31, 2015

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