Form 10-K
period 2016-03-31
ORION ENERGY SYSTEMS, INC.
filed 2016-06-23
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33887
______________________________
 Orion Energy Systems, Inc.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1847269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2210 Woodland Drive, Manitowoc, WI	54220
(Address of principal executive offices)	(Zip Code)
(920) 892-9340
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	The Nasdaq Stock Market LLC (NASDAQ Captial Market)
Common stock purchase rights	The Nasdaq Stock Market LLC (NASDAQ Captial Market)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $40,265,665.
As of June 9, 2016, there were 28,059,351 shares of the Registrant’s common stock outstanding.
______________________________
 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on August 3, 2016 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

ORION ENERGY SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2016

3

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that are based on Orion Energy System's ("Orion", "we", "us", "our" and similar references) beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A. of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	our ability to achieve and sustain profitability and positive cash flows;

•	our levels of cash and our limited borrowing capacity under our bank line of credit;

•	the availability of additional debt financing and/or equity capital;

•	our increasing reliance on third parties for the manufacture and development of products and product components;

•	our increasing emphasis on selling more of our products through third party distributors and sales agents;

•	our lack of major sources of recurring revenue and the potential consequences of the loss of one or more key customers or suppliers, including key contacts at such customers;

•	the deterioration of market conditions, including our dependence on customers' capital budgets for sales of products and services;

•	our ability to complete and execute our strategy in a highly competitive market and our ability to respond successfully to market competition;

•
our ability to successfully implement our strategy of focusing on lighting solutions using Light Emitting Diode (“LED”) technologies in lieu of traditional High Intensity Fluorescent (“HIF”) lighting upon which our business has historically relied;

•	the market acceptance of our products and services;

•	our ability to realize expected cost savings from cost reduction initiatives;

•	our development of, and participation in, new product and technology offerings or applications;

•	our ability to effectively manage the growth of our business, including expansion of our Orion Distribution Services division;

•	adverse developments with respect to litigation and other legal matters pursuant to which we are subject, including the ongoing litigation initiated against us by our former chief executive officer;

•	our failure to comply with the covenants in our revolving credit agreement;

•	the increasing duration of customer sales cycles;

•	our fluctuating quarterly results of operations as we focus on new LED technologies and continue to focus investing in our third party distribution sales channel;

•	our ability to recruit, hire and retain talented individuals in all disciplines of our company;

•	our ability to recruit and hire sales talent to increase our in-market sales and our ability to pursue an expanded third-party sales channel through distribution and sales agents;

•	price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products;

•	our ability to effectively manage our product inventory to provide our products to customers on a timely basis;

•	our ability to defend our patent portfolio;

•	a reduction in the price of electricity;

•	the cost to comply with, and the effects of, any current and future government regulations, laws and policies; and

•	potential warranty claims in excess of our reserve estimates.

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
Overview
We are a leading designer and manufacturer of high-performance, energy-efficient lighting platforms. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: (i.) commercial office and retail; (ii.) area lighting and (iii.) industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.
We are primarily focused on providing commercial and industrial facilities lighting retrofit solutions in North America using solid state Light Emitting Diode (“LED”) technology. Our principal customers include national accounts, energy service companies, electrical contractors and electrical distributors. Currently, substantially all of our products are manufactured at our production facility location in Manitowoc, Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve in order to have versatility in our product development.
While we continue to provide solutions using our legacy High Intensity Fluorescent (“HIF”) technology, we believe the market for lighting products has shifted to LED lighting systems. Compared to legacy lighting systems, LED lighting allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by other legacy technologies. LED lighting technologies are now the primary component of our revenue as we strive to be the leader in the industry transition to LED lighting technology. According to a July 2015 United States Department of Energy report ("DOE report"), we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. In fiscal 2016, our LED lighting sales totaled $45,679,000, or 71%, of our total lighting product revenue, compared to $30,800,000, or 48%, of our total lighting product revenue for fiscal 2015. We plan to continue to primarily focus on developing and selling innovative LED products, although we will continue to market and sell legacy HIF solutions in circumstances in which LED solutions may not be our customers' best alternative.
Reportable Segments
Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Orion has three reportable segments: Orion U.S. Markets Division ("USM"), Orion Engineered Systems Division ("OES"), and Orion Distribution Services Division ("ODS").
Orion U.S. Markets Division ("USM")
The USM division develops and sells our commercial lighting systems and energy management systems to the wholesale contractor markets. Our U.S. Markets customers include domestic energy service companies ("ESCOs") and electrical contractors.
Our in-market sales force is focused on developing indirect customers which have represented a larger portion of our lighting revenue in recent years. We believe the effective expansion of our indirect customer base will help to increase our total revenue and operating profit to the extent we are successful in increasing our overall market coverage and awareness in regional and local markets.
Orion Engineered Systems Division ("OES")
The OES division develops and sells lighting products and provides construction and engineering services for our commercial LED and High Intensity Fluorescent ("HIF") lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.
Orion Distribution Services Division ("ODS")
The ODS division focuses on selling our lighting products through manufacturer representative agencies and a network of broadline North American distributors. ODS had growth in fiscal 2016 to revenues of $2,476,000 from revenues of $978,000 in fiscal 2015, with a majority of that business transacting through broadline distributors.
For financial results by reportable segment, please refer to Note 10, "Segment Data" in our consolidated financial statements included in Item 8 of this Annual Report.

Our Market Opportunity
We are primarily focused on providing commercial and industrial facilities lighting retrofit solutions in North America using solid state LED technology. While we continue to provide solutions using our legacy HIF technology, we believe the market for lighting products has shifted to LED lighting systems. Compared to legacy lighting systems, LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies.
Our products deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. We estimate that our energy management systems reduce our customers’ lighting-related electricity costs by approximately 50% to 80%, while increasing their quantity of light by approximately 50% and improving lighting quality when replacing traditional fixtures. Our customers typically realize a one to three year payback period from electricity cost savings generated by our lighting systems without considering utility incentives or government subsidies. We have sold and installed our lighting products in over 13,550 facilities across North America, representing approximately 2 billion square feet of commercial and industrial building space, including sales to 178 of the Fortune 500 companies.
Energy-efficient lighting systems are cost-effective and environmentally responsible solutions allowing end users to reduce operating expenses. Based on a July 2015 report published by the United States Department of Energy, or DOE, we estimate the potential North American HIF and LED retrofit market within our primary markets to be approximately 7 billion lighting fixtures. Our primary markets are: (i) commercial office and retail, (ii) area lighting and (iii) industrial high bay applications.
Commercial office and retail. Our commercial office and retail market includes commercial office buildings, retail store fronts, government offices, schools and other buildings with traditional ten to twelve foot ceiling heights. The DOE estimates that there are approximately 980 million office troffer fixtures within the United States, which is a rectangular light fixture that fits into a modular dropped ceiling grid. We believe we have the opportunity to increase our revenue by serving this market with our LED Door Retrofit, or LDRTM, lighting solutions.
Area lighting. Our market for area lighting includes parking garages, surface lots, automobile dealerships and gas service stations. The DOE estimates that there are approximately 65 million area lighting fixtures within the United States and an additional 44 million roadway lighting fixtures in the United States.
Industrial applications. Our market for industrial facilities includes manufacturing facilities, distribution and warehouse facilities, government buildings and agricultural buildings. These facilities typically contain high bay lighting fixtures. The DOE estimates that there are approximately 139 million low/high bay fixtures within the United States. We estimate that approximately 50% of this market still utilizes inefficient High Intensity Discharge ("HID") lighting technologies.
Commercial and industrial facilities in the United States employ a variety of lighting technologies, including HID, traditional fluorescents, LED and incandescent lighting fixtures. Our lighting systems typically replace less efficient HID and HIF fixtures. According to the Electric Power Research Institute, or EPRI, HID fixtures only convert approximately 36% of the energy they consume into visible light. We estimate our lighting systems generally reduce lighting-related electricity costs by approximately 50% to 80% compared to HID fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality.
We believe that utilities within the United States recognize the importance of energy efficiency as an economical means to manage capacity constraints and as a low-cost alternative when compared to the construction costs of building new power plants. Accordingly, many of these utilities are continually focused on demand reduction through energy efficiency. According to our research of individual state and utility programs, 49 states, through legislation, regulation or voluntary action, have seen their utilities design and fund programs that promote or deliver energy efficiency. In fact, as of May 31, 2016, only Alaska, Delaware, and Maine do not currently have some form of utility or state energy efficiency programs for any of their commercial or industrial customers. Our products are not solely dependent upon these incentive programs, but we do believe that these incentive programs provide an important benefit as our customers evaluate their out-of-pocket cash investments.
Our Solution
50/50 Value Proposition. We estimate our lighting systems generally reduce lighting-related electricity costs by approximately 50% to 80% compared to legacy fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality. In the commercial office and retail markets, we estimate our lighting systems generally reduce electricity costs by 50%. From December 1, 2001 through March 31, 2016, we believe that the use of our HIF and LED fixtures has saved our customers $3.7 billion in electricity costs and reduced their energy consumption by 48.2 billion kWh.
Multi-Facility Roll-Out Capability. We offer our customers a single source, turnkey solution for project implementation in which we manage and maintain responsibility for entire multi-facility roll-outs of our energy management solutions across North American commercial and industrial facility portfolios. This capability allows us to offer our customers an orderly, timely and scheduled process for recognizing energy reductions and cost savings.

Rapid Payback Period. In most retrofit projects where we replace HID and HIF fixtures, our customers typically realize a one to three year payback period on our lighting systems. These returns are achieved without considering utility incentives or government subsidies (although subsidies and incentives are continually being made available to our customers and us in connection with the installation of our systems that further shorten payback periods).
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
Expanded Product Offerings. We are committed to continue developing LED product offerings in all of the markets we serve.
Environmental Benefits. By allowing for the permanent reduction of electricity consumption, our energy management systems reduce indirect CO2 emissions that are a negative by-product of energy generation. We estimate that one of our LED or HIF lighting systems, when replacing a standard HID fixture, displaces 0.245 kW of electricity, which, based on information provided by the EPA, reduces a customer’s indirect CO2 emissions by approximately 1.2 tons per year. Based on these figures, we estimate that the use of our HIF and LED fixtures has reduced indirect CO2 emissions by approximately 29.3 million tons through March 31, 2016.
Our Competitive Strengths
Compelling Value Proposition. By permanently reducing lighting-related electricity usage, our systems enable our customers to achieve significant cost savings, without compromising the quantity or quality of light in their facilities. As a result, our products offer our customers a rapid return on their investment, without relying on government subsidies or utility incentives. We also offer our customers a single source solution whereby we manage and are responsible for the entire project, including installation, across the entire North American real estate portfolio. Our ability to offer such a turnkey, national solution allows us to deliver energy reductions and cost savings to our customers in timely, orderly and planned multi-facility roll-outs.
Large and Growing Customer Base. We have developed a large and growing national customer base, and have installed our products in more than 13,550 commercial and industrial facilities across North America. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers. We intend to leverage our expertise in managing projects across multiple facilities within our new LED product markets, which now include new customer opportunities with banks, insurance companies, hospitals, fast food chains, retail storefronts, grocery and pharmacies.
Innovative Technology. We have developed a portfolio of 67 United States patents primarily covering various elements of our products. We believe these innovations allow our products to produce more light output per unit of input energy compared to competition. We also have 29 patents pending that primarily cover various elements of our newly developed LED products and certain business methods. To complement our innovative energy management products, we have introduced integrated energy management services to provide our customers with a turnkey solution either at a single facility or across their North American facility footprints. Our demonstrated ability to innovate provides us with significant competitive advantages. Our lighting products offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID or traditional fluorescent fixtures.
Expanded Sales Network. In addition to selling directly to electrical distribution customers, we sell our lighting products and services to national accounts. We now have relationships with more than 100 resellers and distributors that are represented by a North American network of independent lighting agencies. We intend to continue to selectively build our sales network in the future with a focus on geographic regions where we do not currently have a strong sales presence.
Our Growth Strategies
Emphasize LED Product and Market. We believe the market for lighting products has experienced a significant technology shift to LED lighting systems. Accordingly, our primary focus is on our lighting and retrofit solutions using LED technologies.
Expanded Sales Network and Salesforce. In addition to selling directly to national account customers, we sell our lighting products and services to end users through electrical distributors. During fiscal 2016, we engaged more than 18 manufacturer representative agencies to expand our reach with the broadline distributors and further enhance our ability to grow revenue. We now have relationships with more than 100 resellers and distributors that are represented by a North American network of independent lighting agencies. We continue to expand our sales network and we are also maintaining our in-market sales force which generates revenue through our independent channels.

Develop New Sources of Revenue Through Expanded Product Offerings. We have expanded our role and product offerings in the LED marketplace, and plan to increase sales of LED fixtures for commercial office and retail applications, schools and government buildings, freezer and cold storage applications, exterior area applications, as well as high bay interior applications.
Leverage Existing Customer Base. Over the last several years, we have focused on expanding our relationships with our existing customers by transitioning from single-site facility implementations to comprehensive enterprise-wide roll-outs of our lighting products. We also intend to leverage our large installed base of HIF lighting systems to implement all aspects of our energy management system, particularly LED lighting products, wireless controls, cloud-based power data analysis and storage capabilities for our existing customers.
Continue to Improve Operational Efficiencies. We are focused on continually improving the efficiency of our operations to increase the profitability of our business and allow us to continue to deliver our compelling value proposition.
Create a Culture to Support Growth. We are focused on establishing a corporate culture that embraces high expectations and performance to continue to drive innovation, efficiency and deliver superior results to our customers.
Products and Services
Our primary focus has been, and will continue to be, emphasizing our LED lighting fixtures. Currently, substantially all of our products are manufactured at our production facility location in Manitowoc, Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve in order to have versatility in our product development. However, we do not anticipate significant changes in product sourcing in the near term. We are focused on researching, developing and/or acquiring new LED products and technologies that are innovative in the retrofit markets, such as the LED door retrofit and exterior LED lighting products. We plan to focus our efforts on creating innovative LED retrofit products while continuing to sell legacy HIF solutions to customers in markets where LED technology adoption is in its infancy. Together with these products, we offer our customers a variety of integrated energy management services, such as system design, project management and installation.
Products
The following is a description of our primary products:
The LED Troffer Door Retrofit (LDRTM): The LDRTM is designed to replace existing 4 foot by 2 foot and 2 foot by 2 foot fluorescent troffers that are frequently found in office or retail grid ceilings. Our LDRTM product is unique in that the LED optics and electronics are housed within the door frame which allows for installation of the product in approximately one to two minutes. The product provides reduced maintenance expenses based upon improved LED chips.
Interior LED High Bay Fixtures: Our LED interior high bay lighting products consist of our Harris high bay, ApolloTM high bay and ISON® high bay products. Our ISON® class of LED interior fixture offers a full package of premium features, including low total cost of ownership, optics that currently exceed competitors in terms of lumen package, delivered light, modularity and advanced thermal management. Our ApolloTM class of LED interior fixtures is designed for new construction and retrofit projects where initial cost is the largest factor in the purchase decision. In addition, our LED interior lighting products are lightweight and, we believe, easy to handle, which further reduces installation and maintenance costs and helps to build brand loyalty with electrical contractors and installers.
Exterior LED Fixtures: In October 2014, we launched a suite of new exterior LED lighting products including our Orion ISON® Class LED Exterior Area Fixture and our ApolloTM LED Exterior Area Light and ApolloTM LED Wall Pack. Our patent pending ISON® class LED exterior area fixture offers a full package of premium features, including low total cost of ownership, optics that exceed competitors in terms of lumen package, delivered light, modularity, advanced thermal management, and numerous accessory options (such as ambient sensors and fixture color). Our ISON® class LED Wall Pack is a wall mounted fixture to complement our ISON® class LED Area Light. Our ApolloTM LED Exterior Area Light and ApolloTM LED Wall Pack are designed to meet the market demand for long life exterior applications. Our exterior ApolloTM line products are ideal for new construction and retrofit projects where initial cost is the largest factor in the purchase decision.
Smart Lighting Controls. We offer a broad array of smart building control systems that have either been developed by us under the InteLite brand, or procured from third parties. These control systems provide both lighting control options (such as occupancy, daylight, or schedule control) and data intelligence capabilities for building managers to log, monitor, and analyze use of space, energy savings, and provide physical security of the space.
Other Products. We also offer our customers a variety of other LED, HIF, and induction fixtures to address their lighting and energy management needs, including fixtures designed for agribusinesses, parking lots, roadways, retail, mezzanine, outdoor applications and private label resale.
Our warranty policy generally provides for a limited one-year warranty on our HIF products and a limited five-year warranty on our LED products, although we do offer warranties ranging up to 10 years for certain LED products. Ballasts, lamps, drivers, LED chips and other electrical components are excluded from our standard warranty as they are covered by separate warranties offered by the original equipment manufacturers. We coordinate and process customer warranty inquiries and claims, including inquiries and claims relating to ballast and lamp components, through our customer service department.
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

•
project management, which involves us working with the electrical contractor in overseeing and managing all phases of implementation from delivery through installation for a single facility or through multi-facility roll-outs tied to a defined project schedule;

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
Our Customers
We primarily target commercial, institutional and industrial customers who have warehousing, manufacturing, and office facilities. As of March 31, 2016, we have installed our products in 13,550 commercial and industrial facilities across North America. In fiscal 2016, there was no single customer that accounted for more than 10% of our total revenue. In fiscal 2015 we had one customer, Ford Motor Company, that accounted for 12% of our total revenue. In fiscal 2014, we had one customer, Standard Alternative LLC, that accounted for 23% of our total revenue.
Sales and Marketing
We sell our products in one of two ways: (i) directly to commercial and industrial customers using a systematic multi-step process that focuses on our value proposition and provides our sales force with a specific protocol for working with our customers from the point of lead generation through delivery of our products and services; and (ii) indirectly through independent sales agencies and electrical distributors. We believe that partnering with an agency sales force focused on providing technical product and sales support to our customers provides us with a greater potential for revenue growth. Our Distribution Services division focuses on developing and expanding customer relationships with broadline distributors. During fiscal 2016, we engaged more than 18 manufacturer representative agencies to expand our reach with broadline distributors and further enhance our ability to grow revenue. We attempt to leverage the customer relationships of these customers to further extend the geographic scope of our selling efforts. We work cooperatively with our indirect channels through participation in national trade organizations and by providing training on our sales methodologies. We intend to continue to selectively expand our independent sales network, focusing on those geographic regions where we lack sufficient sales coverage.
We have historically focused our marketing efforts on traditional direct advertising, as well as developing brand awareness through customer education and active participation in trade shows and energy management seminars. These efforts have included participating in national, regional and local trade organizations, exhibiting at trade shows, executing targeted direct mail campaigns, advertising in select publications, public relations campaigns, social media and other lead generation and brand-building initiatives.
Competition
The market for energy-efficient lighting products and services is fragmented. We face strong competition primarily from manufacturers and distributors of lighting products and services as well as electrical contractors. We compete primarily on the basis of technology, performance, quality, customer experience, energy efficiency, customer service and marketing support.

There are a number of lighting fixture manufacturers that sell LED and HIF products that compete with our lighting product lines. Lighting companies such as Acuity Brands, Inc., Carmanah Technology Corporation, Energy Focus, Inc., Eaton Corporation plc, Cree, Inc., LSI Industries, Inc., Revolution Lighting Technologies Inc., TCP International Holdings, Inc., and Hubbell Incorporated are some of our main competitors within the commercial and industrial markets.
We also face competition from companies who provide energy management services. Some of these competitors, such as Ameresco, Inc., Johnson Controls, Inc. and Honeywell International, provide basic systems and controls designed to further energy efficiency.
Intellectual Property
As of March 31, 2016, we had been issued 67 United States patents and have applied for 29 additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF and LED fixtures. Our patented LDRTM product allows for a significantly quicker installation when compared to competitor's commercial office lighting products. Our smart lighting controls allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.
We believe that our patent portfolio as a whole is material to our business. We also believe that our patents covering our ability to manage the thermal and optical performance of our LED and HIF lighting products are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects.
Backlog
Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog as of March 31, 2016 and 2015 totaled $5,600,000 and $7,100,000, respectively.  We generally expect our backlog to become revenue within one year.
Manufacturing and Distribution
We own an approximately 266,000 square foot manufacturing and distribution facility located in Manitowoc, Wisconsin, where substantially all of our products are manufactured. As part of our business initiatives to adapt to the rapidly evolving LED market and to continue to enhance our competitiveness, we are considering implementing significant changes to our manufacturing production and assembly facility and processes.
On March 31, 2016, we entered into a purchase and sale agreement ("Agreement") with Tramontina U.S. Cookware, Inc. ("Tramontina") to sell and leaseback our manufacturing and distribution facility for a cash purchase price of approximately $2,600,000. Pursuant to the Agreement, we are negotiating a lease with Tramontina in which we will lease approximately 200,000 square feet of the building for not less than three years, with rent at $2.00 per square foot per annum. The lease will contain options by both parties to reduce the amount of leased space after March 1, 2017. The transaction is expected to close on or before June 30, 2016, subject to various closing conditions. We recorded an impairment charge of $1,614,000 in fiscal 2016 based on the related assets' carrying values exceeding the expected proceeds from this sale transaction.
We generally maintain a significant supply of raw material and purchased and manufactured component inventory. We contract with transportation companies to ship our products and manage all aspects of distribution logistics. We generally ship our products directly to the end user.
Research and Development
Our research and development efforts are centered on developing new LED products and technologies and enhancing existing products. The products, technologies and services we are developing are focused on increasing end user energy efficiency and enhancing lighting output. During fiscal 2014, we developed and commercialized the LDRTM product obtained through our acquisition of Harris Manufacturing. During fiscal 2015 and fiscal 2016, we focused our development on additional LED products, resulting in our development and commercialization of several suites of LED interior high bay products and LED exterior products.
Our research and development expenditures were $1,668,000, $2,554,000 and $2,026,000 for fiscal years 2016, 2015 and 2014, respectively.
During fiscal 2016, we opened an innovation hub in Chicago, Illinois to support the development and design of new LED products. We believe that this location is in close proximity to highly regarded engineering and business schools and will offer us a greater supply of technical talent to help us develop new LED products in the future.  We also operate research and development lab and test facilities in our Jacksonville, FL and Manitowoc, WI locations.
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
Our Corporate and Other Available Information
We were incorporated as a Wisconsin corporation in April 1996 and our corporate headquarters are located at 2210 Woodland Drive, Manitowoc, Wisconsin 54220. Our Internet website address is www.orionlighting.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC.
Employees
As of March 31, 2016, we had 165 full-time and 98 temporary employees, of which 87 work in manufacturing. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We consider our relations with our employees to be good.

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
We have had a history of losses and we may be unable to achieve or sustain profitability or positive cash flows in the future.
We have experienced net losses for the past four years. Generating net income and positive cash flows in the future will depend on our ability to successfully complete and execute our strategic plan. There is no guarantee that we will be able to achieve or sustain profitability or positive cash flows in the future. Our inability to successfully achieve and sustain profitability and positive cash flows may result in us experiencing a serious liquidity deficiency and resulting material adverse consequences that could threaten our viability.
We may not be able to obtain equity capital or debt financing necessary to effectively pursue our strategy and sustain our growth initiatives.
Our existing liquidity and capital resources may not be sufficient to allow us to effectively pursue our strategy or our growth initiatives.  Currently, we have limited borrowing capacity under our revolving credit facility. As of March 31, 2016, we had approximately $3,719,000 of outstanding borrowings and only $229,000 of borrowing capacity available under our revolving credit facility. If we require additional capital resources, we may not be able to obtain sufficient equity capital and/or debt financing to allow us to continue our normal course of operations or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability to us of equity capital or debt financing on acceptable terms and conditions include:

•	The price, volatility and trading volume and history of our common stock.

•	Our current and future financial results and position.

•	The market’s view of our company, industry and products.

•	The perception in the equity and debt markets of our ability to execute our business plan or achieve our operating results expectations.
Our inability to obtain the equity capital or debt financing necessary to pursue our strategy could force us to scale back our operations or our sales initiatives due to the high working capital costs associated with an increase in the sales of our products from existing levels. If we are unable to pursue our strategy and sustain our growth initiatives, our business and operating results will be materially adversely affected.

We increasingly rely on third-party manufacturers for the manufacture and development of our products and product components
We have increased our utilization of third-party manufacturers for the manufacture and development of our products and product components. Our business, prospects, results of operations, financial condition or cash flows could be materially adversely affected if our manufacturers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of the finished products and components or the raw materials used to make such products and components.
We are increasing our emphasis on indirect distribution channels to sell our products and services. If we are unable to attract, incentivize and retain our third-party distributors and sales agents, our revenues could decline and our costs could increase.
We have significantly expanded the number of our manufacturer representative agencies that sell our products through broadline distributors, many of which are not exclusive, which means that these sales agents and distributors may sell other third-party products and services in direct competition with us. Since many of our competitors use sales agents and distributors to sell their products and services, competition for such agents and distributors is intense and may adversely affect our product pricing and gross margins. Additionally, due to mismanagement, industry trends, macro-economic developments, or other reasons, our sales agents and distributors may be unable to effectively sell our products at the levels desired or anticipated. In addition, we have historically relied on direct sales to sell our products, which were often made in competition with sales agents and distributors. In order to attract and form lasting partnerships with sales agents and distributors in the future, we will be required to overcome our historical perception as a direct sales competitor. As a result, we may have difficulty attracting and retaining sales agents and distributors and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business.
Adverse conditions in the global economy have negatively impacted, and could continue to negatively impact, our customers, suppliers and business.
Global economic and political uncertainty has led many customers to adopt strategies for conserving cash, including limits on capital spending. Our lighting systems are often purchased as capital assets and therefore are subject to capital availability. Uncertainty around such availability has led customers to delay purchase decisions, which has elongated the duration of our sales cycles. Continued weak economic conditions have adversely affected our customers’ capital budgets, purchasing decisions and facilities managers and, therefore, have adversely affected our results of operations. The return to a recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries and postponements of incoming orders. Our business and results of operations will continue to be adversely affected to the extent these adverse economic conditions continue to affect our customers’ purchasing decisions.
Our financial performance is dependent on our ability to execute on our strategy and increase our profitability.
Our ability to achieve our desired growth and profitability depends on our ability to expand our reseller network, develop recurring revenue streams, effectively engage distribution and sales agents and improve our marketing, new product development, project management, margin enhancement and operating expense management, as well as other factors. If we are unable to successfully execute in any of these areas or on our growth and profitability strategy, then our business and financial performance will likely be materially adversely affected.
In addition, the gross margins of our products can vary significantly, with margins ranging from 15% to 50%. While we continue to implement our strategy of transitioning to higher-margin products, a change in the total mix of our sales toward lower margin products could reduce our profitability and result in a material adverse effect on our business and financial performance.
We operate in a highly competitive industry and, if we are unable to compete successfully, our revenue and profitability will be adversely affected.
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
The market for lighting products has experienced a significant technology shift to LED lighting systems. As a result, we are focusing our business primarily on providing lighting retrofit solutions using new LED technologies in lieu of traditional HIF lighting upon which our business has historically relied.
As a result, our future success depends significantly upon the adoption rate of LED products within our primary markets and our ability to participate in this ongoing market trend. To be an effective participant in this growing LED market opportunity, we must keep up with the evolution of LED technology, which has been moving at a fast pace. We may be unable to successfully develop and market new LED products or services that keep pace with technological or industry changes, satisfy changes in customer demands or comply with present or emerging government and industry regulations and technology standards. The development and introduction of new LED products may result in increased warranty expenses and other new product introduction expenses. In addition, we will likely continue to incur substantial costs to research and develop new LED products, which will increase our expenses, without guarantee that our new products and services will be commercially viable. We may also spend time and resources to develop and release new LED products only to discover that a competitor has also introduced similar new products with superior performance. Moreover, if new sources of lighting are developed, our current products and technologies could become less competitive or obsolete, which could result in reduced revenue, reduced earnings or increased losses and/or inventory and other impairment charges. Additionally, as the lighting retrofit market continues to shift to LED lighting products from HIF and other traditional lighting products, customer purchasing decisions have been delayed as they evaluate the relative advantages and disadvantages of the lighting retrofit product alternatives and wait for further decreases in the price of LED lighting products. These circumstances have led, and may continue to lead, to reduced revenue for us in the periods affected.
As we attempt to adapt our business organization to this quickly evolving market, we have been managing through significant change in our vendor supply chain as LED product portfolio and our product revenue continue to increase and we place most of our focus on this product line. We currently believe that our continuing efforts to negotiate further lower material input costs will improve our LED product gross margins. However, we may not be able to realize the gross margin benefits in the amounts or on the timetable anticipated and we may experience higher warranty expenses in the future as we implement our manufacturing and assembly process changes. It is also possible that, as we continue to focus our sales efforts on our LED product lines, we may increase our risk of inventory obsolescence for our legacy lighting product lines or even for outmoded LED products.
Finally, in connection with our primary focus on selling our LED products, we expect our results of operations to continue to fluctuate from quarter to quarter as customers may continue to delay purchasing decisions as they evaluate their return on investment from purchasing new LED products compared to alternative lighting solutions, the pricing of LED products continues to fall and LED products continue to gain more widespread customer acceptance. Similarly, these circumstances have impacted, and may continue to adversely impact, our product gross margins and our profitability from quarter to quarter.
If we are unable to achieve market acceptance of our lighting retrofit solutions using new LED technologies or realize the expected benefits from our emphasis on promoting our LED technologies, our results of operations and financial condition will likely be materially adversely affected.
The success of our LED lighting retrofit solutions depend, in part, on our ability to claim market share ahead of our competitors.
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
The success of our business depends upon market acceptance of our energy management products and services.
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
We are subject to litigation and other legal matters that could result in charges against our income or strain our resources and distract our management, which could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
We are involved in a variety of claims, lawsuits and other disputes. These suits concern a variety of issues, including employee-related matters and contract disputes. In March 2014, we were named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, our former chief executive officer who was terminated for cause in November 2012. The plaintiff alleges, among other things, that we breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint seeks, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. It is not feasible to predict the outcome of these pending suits and other matters, and the ultimate resolution of these matters, as well as future potential lawsuits, could result in liabilities, fines, significant expenses, distraction of management and other issues that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
Our inability to attract and retain key employees, our reseller network or manufacturer representative agencies could adversely affect our operations and our ability to execute on our operating plan and growth strategy.
We rely upon the knowledge, experience and skills of key employees throughout our organization, particularly our senior management team and our sales group that require technical knowledge or contacts in, and knowledge of, the industry. In addition, our ability to attract talented new employees, particularly in our sales group, is also critical to our success. We also depend on our distribution channels and network of manufacturer representative agencies. If we are unable to attract and retain key employees, resellers, and manufacturer representative agencies because of competition or, in the case of employees, inadequate compensation or other factors, our operations and our ability to execute our operating plan could be adversely affected.
Increased employee turnover could negatively impact our business.
We have recently experienced increased employee turnover. The increased turnover has resulted in the loss of numerous long-term employees, along with their institutional knowledge and expertise, and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. Such turnover has also placed a significant burden on our current employees, has resulted in higher recruiting expenses as we seek to recruit and train employees, and introduced increased instability in our operations as responsibilities are reallocated to new or different employees. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees and reduce employee turnover, our operations and our ability to execute our operating plan could be adversely affected.
Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply.
We may be vulnerable to price increases for components or raw materials that we require for our products, including aluminum, copper, certain rare earth minerals, electronic drivers, chips, ballasts, power supplies and lamps. In particular, our cost of aluminum can be subject to commodity price fluctuation. Further, suppliers' inventories of certain components that our products require may be limited and are subject to acquisition by others. In the past, we have had to purchase quantities of certain components that are critical to our product manufacturing and were in excess of our estimated near-term requirements as a result of supplier delivery constraints and concerns over component availability, and we may need to do so in the future. As a result, we have had, and may need to continue, to devote additional working capital to support a large amount of component and raw material inventory that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to provide for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any shortages or interruptions in supply of our components or raw materials could disrupt our operations. If any of these events occur, our results of operations and financial condition could be materially adversely affected.

We do not have major sources of recurring revenue and depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The loss of significant customers or a major customer could have an adverse effect on our operations.
We do not have long-term contracts with our customers that provide us with recurring revenue from period to period. As a result, we generate a substantial portion of our revenue by securing large retrofit and multi-facility roll-out projects from new and existing customers and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 37%, 36%, and 45% respectively, of our total revenue for fiscal 2016, 2015 and 2014. In fiscal 2014 and fiscal 2015, our top customer accounted for 23% and 12% of our total revenues, respectively. In fiscal 2016, there was no single customer that accounted for more than 10% of our revenue. While we are making efforts to increase our sources of recurring revenue, we expect large retrofit and roll-out projects to continue to remain a significant component of our total revenue. Additionally, commercial office lighting retrofits provide for single large project opportunities. As a result, we may continue to experience customer concentration in future periods. The loss of, or substantial reduction in sales to, any of our significant customers, or a major customer, could have a material adverse effect on our results of operations in any given future period.
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
We are subject to financial and operating covenants in our credit agreement and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the credit agreement, resulting in our being unable to borrow under our credit agreement and other negative consequences.
Our credit agreement with Wells Fargo Bank, National Association contains provisions that may limit our future borrowing availability, and may from time to time require us to maintain a minimum fixed charge coverage ratio. The credit agreement also contains other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets.
There can be no assurance that we will be able to comply with the financial and other covenants in our credit agreement. Our failure to comply with these covenants could cause us to be unable to borrow under the credit agreement and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under the credit agreement, which would require us to pay all amounts then outstanding. Such an event could materially adversely affect our financial condition and liquidity. Additionally, such events of non-compliance could impact the terms of any additional borrowings and/or any credit renewal terms. Any failure to comply with such covenants would be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.
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
When we retrofit a customer’s facility, we typically assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures typically contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We currently rely on contractors to remove the components containing such hazardous materials at the customer job site. The contractors then arrange for the disposal of such components at a licensed disposal facility. Failure by such contractors to remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability for us, or could expose our workers or other persons to these hazardous materials, which could result in claims against us which may have a material adverse effect on our results of operations, financial condition, cash flows or reputation.
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
Our quarterly revenue and operating results have fluctuated in the past and will likely vary from quarter to quarter in the future. The results of one quarter are not an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our common stock to decline substantially. If the price of our common stock is volatile or falls significantly below our current price, we may be the target of securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could adversely affect our business, results of operations or financial condition.
Our net operating loss carryforwards provide a future benefit only if we are profitable and may be subject to limitation based upon ownership changes.
We have significant federal net operating loss carryforwards and state net operating loss carryforwards. While our federal and state net operating loss carryforwards are fully reserved for, if we are unable to return to and maintain profitability, we may not be able to fully utilize these tax benefits. Furthermore, generally a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carryforwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carryforwards. As a result, our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us.
Our failure to establish and maintain internal controls over financial reporting could harm our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. In fiscal 2012, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls were not effective due to certain identified material weaknesses, which were remediated during fiscal 2013. Additionally, as of March 31, 2016, we identified a material weakness in our internal control over financial reporting as a result of our insufficient review of non-routine revenue transactions and the related accounting entries. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We are actively engaged in developing a remediation plan designed to address this material weakness. If the remedial measures are insufficient to address this material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and Orion could be required to restate its financial results. The failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of our common stock.
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

We may not be able to maintain compliance with The NASDAQ Capital Market’s continued listing requirements.
Our common stock is listed on The NASDAQ Capital Market. In order to maintain the listing of our common stock on The NASDAQ Capital Market, we must meet minimum financial, and other requirements, including requirements that our common stock maintains a minimum price per share of $1.00. As of June 10, 2016 the closing price per share of our common stock was $1.27. If the price of our common stock were to fall below $1.00 for 30 or more consecutive business days, we would no longer be in compliance with the continued listing requirements of The NASDAQ Capital Market and may be required to take steps to satisfy the minimum price per share requirement, including calling a special meeting of our shareholders to approve a reverse stock split. A potential delisting of our common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations.
We are not currently paying dividends and will likely continue not paying dividends for the foreseeable future.
We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our existing revolving credit agreement restrict the payment of cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions and other factors that our board of directors deems relevant. The restriction on and decision not to pay dividends may impact our ability to attract investors and raise funds, if necessary, in the capital markets.
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
As of March 31, 2016, we owned an approximately 266,000 square foot manufacturing and distribution facility in Manitowoc, Wisconsin. On March 31, 2016, we entered into a purchase and sale agreement ("Agreement") with Tramontina U.S. Cookware, Inc. ("Tramontina") to sell our manufacturing and distribution facility for a cash purchase price of approximately $2,600,000. Pursuant to the Agreement, we are negotiating a lease with Tramontina under which we will lease approximately 200,000 square feet of the building for not less than three years, with rent at $2.00 per square foot per annum. The lease will contain options by both parties to reduce the amount of leased space after March 1, 2017. The transaction is expected to close on or before June 30, 2016, subject to various closing conditions. We recorded an impairment charge of $1,614,000 in fiscal 2016 based on the related assets' carrying values exceeding the expected proceeds from this sale transaction.
In addition, we own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our Manitowoc manufacturing and distribution facility, of which we lease a portion to a third party. Both facilities are used by all of our segments. We also lease office space in the following locations:

•	5,600 square foot office in Houston, Texas.

•	10,500 square foot office space in Jacksonville, Florida.

•	3,100 square foot office space in Chicago, Illinois.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on Orion’s future results of operations. In addition to ordinary-course litigation, we are a party to the proceedings described below.
On March 27, 2014, we were named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, our former chief executive officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleges, among other things, that we breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint seeks, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted our motion to dismiss six of the plaintiff's claims. On January 9, 2015, the plaintiff filed an amended complaint re-alleging claims that were dismissed by the Court, including, among other things, a retaliation claim and certain claims with respect to prior management agreements and certain intellectual property rights. On January 22, 2015, we filed a motion to dismiss and a motion to strike certain of the claims made in the amended complaint. On May 18, 2015, the court dismissed the intellectual property claims re-alleged in the January 9, 2015 amended complaint. At the court's direction, the parties attempted to mediate the matter in May 2016, but were unsuccessful in resolving the matter. We believe that we have substantial legal and factual defenses to the plaintiff's claims and allegations remaining in the case and that we will prevail in this proceeding. We intend to continue to defend against the claims vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of our Common Stock
Our common stock is currently listed on The NASDAQ Capital Market under the symbol “OESX”. Prior to June 15, 2015, our common stock was listed on the NYSE MKT. The following table sets forth the range of high and low sales prices per share as reported on The NASDAQ Capital Market or NYSE MKT, as applicable, for the periods indicated.

	High	Low
Fiscal 2016
First Quarter	$3.48	$2.17
Second Quarter	$2.59	$1.73
Third Quarter	$2.50	$1.58
Fourth Quarter	$2.25	$1.18
Fiscal 2015
First Quarter	$2.51	$2.00
Second Quarter	$4.44	$2.30
Third Quarter	$7.22	$3.50
Fourth Quarter	$8.11	$4.71
Shareholders
As of June 9, 2016, there were approximately 229 record holders of the 28,059,351 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents shares outstanding under our 2003 Stock Option Plan and our 2004 Equity Incentive Plan as of March 31, 2016.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options and Restricted Shares	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (1)
Equity Compensation plans approved by security holders	3,070,435	$3.32	787,686
Equity Compensation plans not approved by security holders	—	—	—
Total	3,070,435	$3.32	787,686

______________________________

(1)	Excludes shares reflected in the column titled “Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares”.
Issuer Purchase of Equity Securities
We did not purchase shares of our common stock during the year ended March 31, 2016.
Unregistered Sales of Securities
None.

Stock Price Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on March 31, 2011, through March 31, 2016, for (1) our common stock, (2) the Russell 2000 Index and (3) The NASDAQ Clean Edge Green Energy Index. Data for the Russell 2000 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. The stock price performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in Item 8. "Financial Statements and Supplementary Data" of this report. The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$64,897	$65,881	$71,954	$72,604	$90,782
Service revenue	2,745	6,329	16,669	13,482	9,780
Total revenue	67,642	72,210	88,623	86,086	100,562
Cost of product revenue(1)(5)	49,630	68,388	54,423	49,551	62,842
Cost of service revenue	2,015	4,959	11,220	9,805	7,682
Total cost of revenue	51,645	73,347	65,643	59,356	70,524
Gross profit (loss)	15,997	(1,137)	22,980	26,730	30,038
General and administrative expenses(1)(2)(3)	16,884	14,908	14,951	13,946	11,399
Goodwill and long lived asset impairment (6)	6,023	—	—	—	—
Acquisition and integration related expenses (4)	—	47	819	—	—
Sales and marketing expenses(1)(2)	11,343	13,290	13,527	17,129	15,599
Research and development expenses(1)	1,668	2,554	2,026	2,259	2,518
Income (Loss) from operations	(19,921)	(31,936)	(8,343)	(6,604)	522
Interest expense	(297)	(376)	(481)	(567)	(551)
Gain on sale of OTA contract receivables	—	—	—	—	32
Dividend and interest income	128	300	567	845	850
Income (loss) before income tax	(20,090)	(32,012)	(8,257)	(6,326)	853
Income tax expense (benefit)(2)(3)	36	49	(2,058)	4,073	370
Net income (loss) and comprehensive income (loss)	$(20,126)	$(32,061)	$(6,199)	$(10,399)	$483
Net income (loss) per share attributable to common shareholders:
Basic	$(0.73)	$(1.43)	$(0.30)	$(0.50)	$0.02
Diluted	$(0.73)	$(1.43)	$(0.30)	$(0.50)	$0.02
Weighted-average shares outstanding:
Basic	27,628	22,353	20,988	20,997	22,953
Diluted	27,628	22,353	20,988	20,997	23,387
______________________________

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of product revenue	$36	$50	$70	$114	$189
General and administrative expenses	1,148	1,056	1,025	578	548
Sales and marketing expenses	235	360	485	451	501
Research and development expenses	43	33	13	21	29
Total stock-based compensation expense	$1,462	$1,499	$1,593	$1,164	$1,267

(2)
Includes fiscal 2013 reorganization expenses of $1,900 in general and administrative expenses, $225 in sales and marketing expenses and a $4,074 valuation reserve for deferred tax assets in income tax expense.

(3)
Includes fiscal 2014 loss on sale of a leased corporate jet of $1,507 in general and administrative expenses and a $2,315 benefit for deferred tax liabilities created by the acquisition of Harris in income tax benefit. Includes in fiscal 2016 a $1,400 loss contingency.

(4) Includes fiscal 2014 expenses of $515 related to the acquisition and integration of Harris.

(5)	Includes fiscal 2015 expenses of $12,130 related to the impairment of wireless control inventory, fixed assets and intangible assets.

(6)	Includes fiscal 2016 expenses of $4,409 related to the impairment of goodwill and $1,614 related to the write-down to fair value of the manufacturing facility.
______________________________

	As of March 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$15,542	$20,002	$17,568	$14,376	$23,011
Short-term investments	—	—	470	1,021	1,016
Total assets	70,875	87,805	98,940	102,097	125,650
Long-term debt, less current maturities	4,021	3,222	3,151	4,109	6,704
Shareholder notes receivable	(4)	(4)	(50)	(265)	(221)
Total shareholders’ equity	$45,983	$64,511	$77,012	$77,769	$92,769

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except percentages and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2016. See also “Forward-Looking Statements” and Item 1A “Risk Factors”.
Overview
We are a leading designer and manufacturer of high-performance, energy-efficient lighting platforms. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America. We operate in three operating segments, which we refer to as Orion U.S. Markets Division ("USM"), Orion Engineered Systems Division ("OES") and Orion Distribution Services Division ("ODS"). USM focuses on selling our lighting solutions into the wholesale markets with customers including domestic energy service companies, or ESCOs, and electrical contractors. OES focuses on selling lighting products and construction and engineering services direct to end users. OES completes the construction management services related to existing contracted projects. Its customers include national accounts, governments, municipalities and schools. ODS focuses on selling our lighting products to a developing network of broadline distributors.
Our lighting products consist primarily of LED and HIF lighting fixtures. Our principal customers include national accounts, ESCOs, electrical contractors and electrical distributors. Currently, substantially all of our products are manufactured at our production facility location in Manitowoc, Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve and in order to provide us with versatility in our product development.
While we continue to provide some solutions using our legacy HIF technology, the market for lighting products is currently in a significant technology shift to LED lighting systems. Compared to legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the industry transition to LED lighting technology. Based on a July 2015 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. We plan to continue to primarily focus on developing and selling innovative LED products, although we will continue to market and sell legacy HIF solutions in circumstances in which LED solutions may not be our customers' best alternative.
We do not have long-term contracts with our customers that provide us with recurring revenue from period to period and we typically generate substantially all of our revenue from sales of lighting systems and related services to commercial and industrial customers on a project by project basis. We typically sell our lighting systems in replacement of our customers’ existing fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical contractors, ESCOs, and electrical distributors to sell to their own customer bases.
Our ability to achieve our desired growth and profitability depends on our ability to expand our reseller network, develop recurring revenue streams, effectively engage distribution and sales agents and improve our marketing, new product development, project management, margin enhancement and operating expense management, as well as other factors. In addition, the gross margins of our products can vary significantly, with margins ranging from 15% to 50%. As a result, a change in the total mix of our sales toward higher or lower margin products could cause our profitability to fluctuate from period to period. Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. We believe that customer purchases of LED lighting systems will continue to increase in the near-term as expected improvements in LED performance and expected decreases in LED product costs to make our LED products even more economically compelling to our customers. Our near-term optimism is based upon: (i) our efforts to expand our Distribution Services customer base; (ii) our intentions to continue to selectively expand our sales force; (iii) our investments into new high-performance LED industrial lighting fixtures; (iv) our expected fiscal 2017 increase in revenue and gross margin as we increase sales of these product lines; (v) our recent improvements in gross margin as a result of our cost containment initiatives and development of higher-performance LED products; and (vi) the increasing volume of unit sales of our new products, specifically our LED high bay lighting fixtures. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, government and retail markets, the continued development of our new products and product enhancements, including our new LED product offerings, and our efforts to expand our channels of distribution and our cost reduction initiatives. As we attempt to adapt our business organization to the quickly evolving lighting market, we are implementing significant changes to our manufacturing operations to increase our flexibility, remain competitive and lower our cost structure. Implementing these initiatives may result in additional cost and expenses, including asset impairment or write-down charges and other repositioning expenses and charges, which would likely materially adversely affect our reported results of operations. Our anticipated increase in revenues in fiscal 2017 may impact our available cash and borrowing capacity as a result of the high capital costs associated with the increase in the sales of our products from existing levels. As a result, we are pursuing various alternative sources of liquidity, including the sale and leaseback of our manufacturing facility, which is expected to be completed by the end of June 2016, subject to various closing conditions.
Our ability to achieve our desired growth and profitability depends on our ability to expand our reseller network, develop recurring revenue streams, effectively engage distribution and sales agents and improve our marketing, new product development, project management, margin enhancement and operating expense management, as well as other factors.
Our fiscal year ends on March 31. We refer to our prior fiscal years which ended on March 31, 2014 as “fiscal 2014”, and the year ended on March 31, 2015, as “fiscal 2015”, and our current fiscal year, which ended on March 31, 2016, as “fiscal 2016.” Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Market Shift to Light Emitting Diode Products
The rapid market shift in the lighting industry from legacy lighting products to LED lighting products has caused us to adopt new strategies, approaches and processes in order to respond proactively to this paradigm shift. These changing underlying business fundamentals in this paradigm shift include:

•
Rapidly declining LED product end user customer pricing and related component costs, improving LED product performance and customer return on investment payback periods, all of which are driving increasing customer preferences for LED lighting products compared to legacy lighting products.

•	Increasing LED lighting product customer sales compared to decreasing HIF product sales.

•	Generally lower LED product gross margins than those typically realized on sales of legacy lighting products.

•	A broader and more diverse customer base and market opportunities compared to our historical commercial and industrial facility customers.

•	Increased importance of highly innovative product designs and features and faster speed to market product research and development capabilities.

•	Significantly reduced product technology life cycles; significantly shorter product inventory shelf lives and the related increased risk of rapidly occurring product technology obsolescence.

•	Increased reliance on international component sources.

•	Less internal product fabrication and production capabilities needed to support LED product assembly.

•	Different and broader types of components, fabrication and assembly processes needed to support LED product assembly compared to our legacy products.

•	Expanding customer bases and sales channels.

•	Significantly longer end user product warranty requirements for LED products compared to our legacy products.

As we continue to focus our primary business on selling our LED product lines to respond to the rapidly changing market dynamics in the lighting industry, we face intense competition from an increased number of other LED product companies, a number of which have substantially greater resources and more experience and history with LED lighting products than we do.

Fiscal 2016 Developments

Since the fourth quarter of fiscal 2014, we have experienced a reduction in the amount of new customer orders for our energy-efficient HIF lighting systems within our industrial and exterior markets. We attribute this to an increasing awareness within the marketplace of emerging LED product offerings. We believe that customers continue to defer purchase decisions as they evaluate the cost and performance of these LED product offerings. During the fiscal 2015 third quarter, deferrals of purchasing decisions began to abate as customer purchases of LED lighting systems during our fiscal 2015 back half increased compared to our fiscal 2014 back half. This trend continued during fiscal 2016 as our LED lighting revenue increased by 49% compared to fiscal 2015.

During the second half of fiscal 2016 we experienced a slowing of customer capital spending which we attribute to general macro-economic concerns and conservative cash allocation strategies within our manufacturing and industrial customer base. Additionally, during the fiscal 2016 third quarter, we began to further emphasize sales through our distribution channel by working through manufacturer representative agencies who represent lighting distributors throughout our addressable markets: commercial office and retail, area lighting and industrial applications. While we expect this activity to generate long-term growth, in the near-term it may have a dampening impact on revenues.

During fiscal 2016, we continued to see improvements in our LED product gross margin related to LED products as a result of our negotiated price decreases for lighting components and the benefits of our fiscal 2015 fourth quarter cost containment initiatives. During the fiscal 2016 second quarter, we experienced an increase in sales of our LED door retrofit, or LDR, product line which has lower gross margins as compared to our other LED product lines. This increase in volume negatively impacted our overall gross margin during the fiscal 2016 second quarter.

In October 2015, we introduced a series of new LED industrial high bay products. These LED products have significant advantages in delivering lumens per watt and, we believe, the lowest total cost of ownership versus other LED lighting products. Additionally, we expect that our gross margins will improve as we increase sales of these new products.

Fiscal 2017 Outlook

On March 31, 2016, we entered into a purchase and sale agreement with Tramontina U.S. Cookware, Inc. providing for the sale and leaseback of our Manitowoc manufacturing facility for gross cash proceeds of approximately $2,600,000. The agreement includes customary terms related to a real estate sales transaction and requires the parties to negotiate a lease whereby we will lease approximately 200,000 square feet of the building for a term of not less than three years with rent at $2.00 per square foot per annum. The lease will contain options by both parties to reduce amount of leased space after March 1, 2017 given sufficient notice. The closing of the transaction is expected to occur on or before June 30, 2016, subject to various closing conditions.

We expect that our revenues and gross margin will increase during fiscal 2017 as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher-margin LED high bay products and increased utilization of our manufacturing facility.

We expect that our marketing expenditures will increase in fiscal 2017 primarily to support more robust customer lead generations and further enhance our brand awareness with our agents in their efforts to sell our products through our distribution channel.
Results of Operations: Fiscal 2016 versus Fiscal 2015
The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages and per share amounts):

	Fiscal Year Ended March 31,
	2016	2015		2016	2015
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$64,897	$65,881	(1.5)%	95.9%	91.2%
Service revenue	2,745	6,329	(56.6)%	4.1%	8.8%
Total revenue	67,642	72,210	(6.3)%	100.0%	100.0%
Cost of product revenue	49,630	68,388	(27.4)%	73.4%	94.7%
Cost of service revenue	2,015	4,959	(59.4)%	3.0%	6.9%
Total cost of revenue	51,645	73,347	(29.6)%	76.4%	101.6%
Gross profit (loss)	15,997	(1,137)	NM	23.6%	(1.6)%
General and administrative expenses	16,884	14,908	13.3%	25.0%	20.6%
Goodwill and long lived asset impairment	6,023	—	NM	8.9%	—%
Acquisition and integration related expenses	—	47	(100.0)%	—%	0.1%
Sales and marketing expenses	11,343	13,290	(14.7)%	16.8%	18.4%
Research and development expenses	1,668	2,554	(34.7)%	2.5%	3.5%
Loss from operations	(19,921)	(31,936)	37.6%	(29.5)%	(44.2)%
Interest expense	(297)	(376)	21.0%	(0.4)%	(0.5)%
Interest income	128	300	(57.3)%	0.2%	0.4%
Loss before income tax	(20,090)	(32,012)	37.2%	(29.7)%	(44.3)%
Income tax expense	36	49	(26.5)%	0.1%	0.1%
Net loss and comprehensive loss	$(20,126)	$(32,061)	37.2%	(29.8)%	(44.4)%
*NM = Not Meaningful
Revenue. Product revenue decreased 1.5%, or $984,000. The slight decrease in product revenue was primarily a result of the impact of the softening macro-economic environment in the back half of fiscal 2016. Strong customer response to our next generation high bay product offering drove increased LED sales which were offset by tempered demand in the industrial sector as a result of macro-economic uncertainty. LED lighting revenue increased by 48% from $30,800,000 in fiscal 2015 to $45,679,000 in fiscal 2016. Service revenue decreased 56.6%, or $3,584,000, due to higher service revenue in fiscal 2015 primarily due to more solar revenue and project revenue from a significant customer. Total revenue decreased by 6.3%, or $4,568,000, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased 27.4%, or $18,758,000, in fiscal 2016 versus the comparable period in fiscal 2015 due primarily to lower component cost, cost containment initiatives and inventory impairment charges in fiscal 2015. Our cost of service revenue decreased 59.4%, or $2,944,000 in fiscal 2016 versus the comparable period in fiscal 2015 primarily due to more solar projects and significant customer revenue in fiscal 2015 than fiscal 2016. Gross profit improved from a negative 1.6% of revenue in fiscal 2015 to 23.6% in fiscal 2016. The prior year included inventory impairment charges of $12,130,000. Our lighting gross margin was positively impacted by a favorable mix of higher-priced and higher-margin LED high bay fixtures, negotiated price decreases for lighting components and the benefits of our fiscal 2015 fourth quarter cost containment initiatives. We expect our gross margins from sales of lighting products to increase during fiscal 2017 as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher-margin LED high bay products and increased utilization of our manufacturing facility.

Operating Expenses
General and Administrative. Our general and administrative expenses increased 13.3%, or $1,976,000, in fiscal 2016 primarily due to the recognition of a loss contingency of $1,400,000 in the fourth quarter of 2016.
Goodwill and long lived asset impairment. We performed our annual goodwill impairment test in the fourth quarter of fiscal 2016. In conjunction with the annual goodwill impairment test, we determined that the entire amount of our recorded goodwill of $4,409,000 was impaired. In addition, long lived assets related to the pending sale and leaseback of our manufacturing facility were impaired by $1,614,000 to properly represent the fair value of the property being sold.
Sales and Marketing. Our sales and marketing expenses decreased 14.7%, or $1,947,000, in fiscal 2016 compared to fiscal 2015. The decrease was due to a decrease in headcount related expenses for compensation and reduced travel costs in conjunction with our cost containment efforts.
Research and Development. Our research and development expenses decreased by 34.7% or $886,000, in fiscal 2016 primarily due to a reduction in consulting fees and customer field sample testing costs related to our new products as we continue to increase our cost effectiveness related to launching new products and decrease our reliance on higher-cost third parties.
Interest Expense. Our interest expense in fiscal 2016 decreased by 21.0% or $79,000 from fiscal 2015. The decrease in interest expense was due to a decrease in borrowings on our revolving credit facility.
Interest Income. Our interest income in 2016 decreased by 57.3% or $172,000 from 2015. Our interest income decreased as we continue to increase the utilization of third party finance providers for a majority of our financed projects.
Income Taxes. Our income tax expense decreased by 26.5% or $13,000 from a year ago. Our income tax expense is due primarily to the changes in expected minimum state tax liabilities.

Results of Operations: Fiscal 2015 versus Fiscal 2014
The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages and per share amounts):

	Fiscal Year Ended March 31,
	2015	2014		2015	2014
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$65,881	$71,954	(8.4)%	91.2%	81.2%
Service revenue	6,329	16,669	(62.0)%	8.8%	18.8%
Total revenue	72,210	88,623	(18.5)%	100.0%	100.0%
Cost of product revenue	68,388	54,423	25.7%	94.7%	61.4%
Cost of service revenue	4,959	11,220	(55.8)%	6.9%	12.7%
Total cost of revenue	73,347	65,643	11.7%	101.6%	74.1%
Gross profit (loss)	(1,137)	22,980	(104.9)%	(1.6)%	25.9%
General and administrative expenses	14,908	14,951	(0.3)%	20.6%	16.9%
Acquisition and integration related expenses	47	819	(94.3)%	0.1%	0.9%
Sales and marketing expenses	13,290	13,527	(1.8)%	18.4%	15.3%
Research and development expenses	2,554	2,026	26.1%	3.5%	2.2%
Loss from operations	(31,936)	(8,343)	(282.8)%	(44.2)%	(9.4)%
Interest expense	(376)	(481)	21.8%	(0.5)%	(0.4)%
Interest income	300	567	(47.1)%	0.4%	0.6%
Loss before income tax	(32,012)	(8,257)	(287.7)%	(44.3)%	(9.2)%
Income tax expense (benefit)	49	(2,058)	102.4%	0.1%	(2.2)%
Net loss and comprehensive loss	$(32,061)	$(6,199)	(417.2)%	(44.4)%	(7.0)%

Revenue. Product revenue decreased 8.4%, or $6,073,000, in fiscal 2015 versus fiscal 2014. The decrease in product revenue was primarily a result of the discontinuance of sales of new solar PV systems in fiscal 2015. The revenue decrease was offset by product revenue from energy-efficient lighting systems and the emergence of LED lighting solutions as our customers realize the benefits of decreased LED product costs with improved performance and the related reduction in energy usage. During the back half of fiscal 2015, the return on investment for our customers using LED technology improved and we began to experience an increase in LED product revenue. Service revenue decreased from fiscal 2014 to fiscal 2015 by 62.0% or $10,340,000. The decrease in service revenue for fiscal 2015 was a result of fewer solar projects as mentioned above.
Cost of Revenue and Gross Margin. Cost of product revenue increased in fiscal 2015 by 25.7% or $13,965,000. Total gross margin decreased from 25.9% for fiscal 2014 to (1.6)% for fiscal 2015. During the fiscal 2015 second quarter, we recorded an impairment charge of $12,130,000 related to our long-term wireless control inventory and the related development and intangible costs. Our wireless controls inventory was considered to be impaired based upon current market conditions, including a significant decline during the fiscal year in wireless controls unit volume sales, an increase in product sales in the commercial office and retail market, where the controls product offering is not saleable, limitations in alternative uses for the inventory and the increasing adoption of, and performance improvements in, LED lighting products. Total gross margin excluding the impairment charge decreased from 25.9% for fiscal 2014 to 15.2% for fiscal 2015. Gross margin from our HIF and LED integrated systems revenue for fiscal 2014 was 26.0% compared to 15.0% in 2015, excluding the aforementioned wireless control impairment, for fiscal 2015. The decrease in our lighting gross margin percentage was impacted by (i) product warranty charges; (ii) the increase in the relative sales volume of our lower margin LED products; (iii) higher than anticipated input material costs; and (iv) the decrease in sales volumes of manufactured lighting products and the related under absorption of the fixed expenses associated with our underutilized manufacturing facility. Cost of service revenue decreased in fiscal 2015 by 55.8% or $6,261,000. Our gross margin on solar PV revenues was 25.6% during fiscal 2014 compared to 25.3% during fiscal 2015.
Operating Expenses
General and Administrative. Our general and administrative expenses in fiscal 2015 decreased slightly from fiscal 2014 by 0.3%, or $43,000. The decrease was due to a loss from the sale of our corporate leased aircraft and related aviation employee severance expenses during fiscal 2014 that did not reoccur in fiscal 2015. Expenses in fiscal 2015 actually increased slightly over fiscal 2014 when excluding the loss mentioned above. Increases in fiscal 2015 were slightly higher in almost every category of expense with larger amounts attributable to compensation related expenses and amortization expense.
Acquisition and Integration Related Expenses. Our acquisition related expenses decreased by $772,000 in fiscal 2015 as the amounts in fiscal 2014 primarily related to the Harris acquisition.
Sales and Marketing. Our sales and marketing expenses decreased slightly in 2015 by 1.8%, or $237,000. The decrease was due to reduced depreciation as certain of our sales information systems reached the end of their depreciable lives and reduced travel expenses as a result of the sale of our corporate jet. These decreases were partially offset by increased spending for advertising, brand development and product promotions to increase LED revenue opportunities.
Research and Development. Our research and development expenses increased from fiscal 2014 to fiscal 2015 by 26.1%, or $528,000. The increase was due to spending for samples, testing and certification of our new LED products as we expanded our LED product lines during fiscal 2015.
Interest Expense. Our interest expense decreased in fiscal 2015 by 21.8%, or $105,000. The decrease in interest expense was due to the reduction in financed contract debt for our Orion Throughput Agreement (“OTA”) projects in fiscal 2015 compared to the prior year.
Interest Income. Our interest income decreased in fiscal 2015 by 47.1%, or $267,000. Our interest income decreased as we increased the utilization of third party finance providers for a majority of our financed projects. We expect our interest income to continue to decrease as we continue to utilize third party finance providers for our OTA projects.
Income Taxes. Our income tax expense increased from an income tax benefit for fiscal 2014 to income tax expense for fiscal 2015, an increase of 102.4% or $2,107,000. During fiscal 2014, we reversed a portion of our valuation reserve to offset deferred tax liabilities created by the acquisition of Harris. Our effective income tax benefit for fiscal 2014 was 24.9% compared to an effective tax rate of (0.2)% for fiscal 2015. The change in effective rate was due primarily to the changes in the valuation reserve in fiscal 2014 and minimum state tax liabilities.

Orion U.S. Markets Division
Our Orion U.S. Markets Division ("USM") sells lighting solutions into the wholesale markets.
The following table summarizes our USM segment operating results:

	For the year ended March 31,
(dollars in thousands)	2016	2015	2014
Revenues	$38,841	$37,778	$38,766
Operating loss	$(4,958)	$(12,542)	$(1,012)
Operating margin	(12.8)%	(33.2)%	(2.6)%
Fiscal 2016 Compared to Fiscal 2015
USM segment revenue increased from fiscal 2015 by 2.8%, or $1,063,000. The increase in revenue during fiscal 2016 was primarily due to increased sales of our LED lighting products and our initiative to expand the number of our key resellers.
USM segment operating loss decreased from fiscal 2015 by 60.5%, or $7,584,000. The decrease in operating loss in fiscal 2016 was primarily due to: (i) expense related to the segment's long-term inventory controls impairment charge of $6,586,000 incurred during fiscal 2015; (ii) the increase in revenue in fiscal 2016 and the related increase in contribution margin dollars; (iii) the improvements to our gross margin related to cost decreases on LED components; and (iv) a reduction in our operating expenses related to compensation and discretionary spending, partially offset by the segment's fiscal 2016 goodwill impairment charge of $2,371,000 and fiscal 2016 fixed asset impairment charge of $689,000.
Fiscal 2015 Compared to Fiscal 2014
USM segment revenue in fiscal 2015 compared to fiscal 2014 decreased by 2.5% or $988,000. The decrease was primarily due to the delay in customer purchasing decisions resulting from the continuing emergence of LED lighting solutions. We believe customers delayed decisions throughout the first half of fiscal 2015 as they monitored and evaluated lighting technology alternatives.
USM segment operating loss increased by $11,530,000. The increase in operating loss for fiscal 2015 was primarily due to expense related to the proportional long-term inventory controls impairment charge and to the product mix as a result of an increase in lower margin LED product revenues.
Orion Engineered Systems Division
Our Orion Engineered Systems Division ("OES") sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES also provides turnkey solutions for large national accounts, governments, municipalities and schools.
The following table summarizes OES segment operating results:

	For the year ended March 31,
(dollars in thousands)	2016	2015	2014
Revenues	$26,325	$33,454	$49,857
Operating income (loss)	$(6,982)	$(12,431)	$1,260
Operating margin	(26.5)%	(37.2)%	2.5%
Fiscal 2016 Compared to Fiscal 2015
OES revenue decreased in fiscal 2016 by 21.3%, or $7,129,000, compared to fiscal 2015. This decrease in revenue was primarily due to customer contraction of capital spending within the manufacturing and industrial sector.
OES segment operating loss decreased 43.8%, or $5,449,000, from fiscal 2015 compared to fiscal 2016. The decrease in operating loss was due to: (i) the segment's long-term inventory controls impairment charge of $5,544,000 incurred during fiscal 2015; (ii) improvements to our fiscal 2016 gross margin related to cost decreases on LED components; and (iii) a decrease in operating expenses for compensation and discretionary expenses resulting from our fourth quarter fiscal 2015 cost containment initiative, partially offset by the segment's fiscal 2016 goodwill impairment charge of $2,038,000 and fiscal 2016 fixed asset impairment charge of $804,000.

Fiscal 2015 Compared to Fiscal 2014
OES segment revenue decreased 32.9%, or $16,403,000. The decrease in revenue for fiscal 2015 was due to a decrease in the number and size of solar projects under construction, which was partially offset by an increase in LED lighting revenue and the acquisition of Harris.
OES segment operating income decreased in fiscal 2015 by $13,691,000. The decrease in operating income for fiscal 2015 was due to the expense related to the segment's long-term inventory controls impairment charge incurred during fiscal 2015 and the decline in revenue and the reduction in contribution margin dollars due to the increase of lower margin LED products.
Orion Distribution Services Division
Our Orion Distribution Services Division ("ODS") sells lighting products to a developing network of North American broadline distributors.
The following table summarizes our ODS segment operating results:

	For the year ended March 31,
(dollars in thousands)	2016	2015	2014
Revenues	2,476	978	—
Operating loss	(632)	(455)	—
Operating margin	(25.5)%	(46.5)%	—%
Fiscal 2016 Compared to Fiscal 2015
ODS segment revenue increased in fiscal 2016 from fiscal 2015 by 153%, or $1,498,000. The increase in revenue in fiscal 2016 was due to the relatively low base line of revenue following the April 2014 start-up of this business unit and to variability in the timing of customer orders as this business unit develops.
ODS segment operating loss increased by 38.9%, or $177,000, in fiscal 2016. The operating loss was due to the increased contribution margin dollars earned from our increasing revenue offset by our continued investment in selling costs to grow this start-up business and a fiscal 2016 fixed asset impairment charge of $121,000.
Fiscal 2015 Compared to Fiscal 2014
ODS segment revenue was $978,000 in fiscal 2015 as compared to zero in the prior year as a result of organizational changes and the creation of the new distribution markets into which our Distribution Services division sells in fiscal 2015.
ODS segment operating loss for fiscal 2015 was due to the impact of low factory utilization levels on gross margin and our investment in selling costs to start-up this business unit.
Liquidity and Capital Resources
Overview
We had approximately $15,542,000 in cash and cash equivalents as of March 31, 2016, compared to $20,002,000 at March 31, 2015. In February 2015, we completed an underwritten public offering of 5.46 million shares of our common stock, at an offering price to the public of $3.50 per share. Net proceeds of the offering approximated $17,465,000.
In January 2014, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we currently have the flexibility to publicly offer and sell from time to time up to $55,000,000 of debt and/or equity securities, although, we are currently limited to selling an amount of securities equal to one-third of our public float on such registration statement. The filing of the shelf registration statement may help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.
In February 2015, Orion entered into a credit and security agreement ("Credit Agreement") with Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility ("Credit Facility") that matures on February 6, 2018. Borrowings under the Credit Facility are initially limited to $15,000,000 subject to a borrowing base requirement based on eligible receivables and inventory. Such limit may increase to $20,000,000 subject to the borrowing base requirement, after July 31, 2016, if we satisfy certain conditions. The Credit Facility includes a $2,000,000 sublimit for the issuance of letters of credit.

As of March 31, 2016, Orion had no outstanding letters of credit. Borrowings under the Credit Agreement outstanding as of March 31, 2016, amounted to approximately $3,719,000. Orion estimates that as of March 31, 2016, it was eligible to borrow an additional $229,000 under the Credit Facility based upon current levels of eligible inventory and accounts receivable. Orion was in compliance with its covenants in the Credit Agreement as of March 31, 2016.
Our future liquidity needs are dependent upon many factors, including our relative revenue, gross margins, cash management practices, capital expenditures, pending or future litigation results, cost containment measures and future potential acquisition transactions. In addition, we tend to experience high working capital costs when we increase sales from existing levels. Based on our current expectations, while we anticipate realizing improved net income performance during fiscal 2017, we also currently believe that we will experience negative working capital cash flows during some quarters of fiscal 2017. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements during the near-term, there can be no assurance to that effect. We are pursuing various alternative sources of liquidity, including the pending sale and leaseback of our manufacturing facility, to help ensure that we will have adequate available cash to satisfy our working capital needs. We are also implementing certain inventory management practices which should help to reduce our inventory levels and enhance our cash position. If we experience significant liquidity constraints, we may be required to reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.
Cash Flows
The following table summarizes our cash flows for our fiscal 2016, fiscal 2015 and fiscal 2014:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(in thousands)
Operating activities	$(3,473)	$(12,812)	$9,901
Investing activities	(372)	(730)	(4,814)
Financing activities	(615)	15,976	(1,895)
(Decrease) increase in cash and cash equivalents	$(4,460)	$2,434	$3,192
Cash Flows Related to Operating Activities. Cash used in operating activities primarily consisted of a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, deferred income taxes, asset impairment charges, and the effect of changes in working capital and other activities.
Cash used in operating activities for fiscal 2016 was $3,473,000 and consisted of net cash provided by changes in operating assets and liabilities of $3,621,000 and a net loss adjusted for non-cash expense items of $7,094,000. Cash provided by changes in operating assets and liabilities consisted of a decrease of $7,116,000 in accounts receivable due to the increase in lighting revenue and collections from customers, an increase in accounts payable of $713,000 due to the increase in inventory purchases to support our growth in lighting product revenue during fiscal 2016, an increase of $1,803,000 in accrued expenses due to a loss contingency reserve and accrued project installation costs, and a decrease in deferred contract costs of $137,000 due to the completion of solar projects. Cash used by changes in operating assets and liabilities included an increase of $3,249,000 in inventory due to the increase in purchases to support our anticipated growth in lighting product revenue, an increase in prepaid and other assets of $2,645,000 for project billings that increased unbilled revenue, and a decrease in deferred revenue of $254,000 due to project completions.
Cash used in operating activities for fiscal 2015 was $12,812,000 and consisted of net cash provided by changes in operating assets and liabilities of $550,000 and a net loss adjusted for non-cash expense items of $13,362,000. Cash provided by changes in operating assets and liabilities consisted of an increase in accounts payable of $2,475,000 due to the increase in inventory purchases to support our growth in lighting product revenue during the fiscal 2015 back half, an increase of $838,000 in accrued expenses due to increased warranty reserves and accrued project installation costs, a decrease in deferred contract costs of $651,000 due to the completion of solar projects and a decrease in prepaid and other assets of $1,261,000 for project billings that reduced unbilled revenue related to financed projects. Cash used by changes in operating assets and liabilities included an increase of $1,909,000 in accounts receivable due to the increase in lighting revenue during the fiscal 2015 back half, an increase of $2,356,000 in inventory due to the increase in purchases to support our anticipated growth in lighting product revenue for fiscal 2016 and a decrease in deferred revenue of $410,000 due to project completions.
Cash provided from operating activities for fiscal 2014 was $9,901,000 and consisted of net cash provided by changes in operating assets and liabilities of $8,050,000 and net income adjusted for non-cash expense items of $1,851,000. Cash provided by changes in operating assets and liabilities consisted of a decrease of $3,962,000 in inventory on decreased purchases of lighting components, predominantly fluorescent ballasts, lamps, wireless controls and motion sensors, a decrease in deferred contract costs of $1,376,000 due to the timing of project completions and a decrease in accounts receivable of $8,395,000 related to customer collections. Cash used from changes in operating assets and liabilities included a $1,072,000 increase in prepaid expenses and other for unbilled revenue related to solar projects, a decrease in accounts payable of $762,000 on reduced inventory purchases, a $2,274,000 decrease in deferred revenue due to the decline in solar project activity and a $1,575,000 decrease in accrued expenses due to a decrease in accrued reorganization expenses.
Cash Flows Related to Investing Activities. Cash used in investing activities was $372,000 in fiscal 2016 which consisted of $401,000 for capital improvements related to LED production. Cash provided by investing activities in fiscal 2015 included $35,000 related to the sale of property, plant, and equipment.
Cash used in fiscal 2015 was $730,000 which included $2,006,000 invested for capital improvements related to new product tooling, information technology systems and infrastructure investments to improve response time to customers and generate business efficiencies and $234,000 for investment in patents. Cash provided from investing activities in fiscal 2015 included $472,000 from the sale of short-term investments and $1,040,000 of proceeds from the sale of our facility in Plymouth, Wisconsin.
Cash used in investing activities was $4,814,000 in fiscal 2014. Cash used primarily included $4,992,000 for the acquisition of Harris and $410,000 for capital improvements related to product development tooling and information technology systems. Cash provided from investing activities in fiscal 2014 primarily included $555,000 from the sales of short-term investments and $80,000 in proceeds from the sale of assets.
Cash Flows Related to Financing Activities. Cash used in financing activities was $615,000 for fiscal 2016. This included $1,901,000 cash used for the repayment of long-term debt, partially offset by $1,218,000 of net proceeds from our Credit Facility and $104,000 received from stock option exercises.
Cash provided by financing activities was $15,976,000 for fiscal 2015. This included $17,465,000 in net proceeds from our February 2015 stock offering, $2,500,000 in borrowings against our revolving credit facility, $446,000 from the refinancing of the JP Morgan OTA credit facility and $441,000 in proceeds from stock option and warrant exercises and stock note repayments. Cash flows used in financing activities included $4,494,000 for repayment of long-term debt and $406,000 for financing costs related to new debt agreements.
Cash used in financing activities was $1,895,000 for fiscal 2014. This included $3,229,000 for repayment of long-term debt. Cash flows provided by financing activities included $1,125,000 received from stock option exercises and $215,000 from shareholder note repayments.
Working Capital
Our net working capital as of March 31, 2016 was $29,239,000, consisting of $48,530,000 in current assets and $19,291,000 in current liabilities. Our net working capital as of March 31, 2015 was $36,726,000, consisting of $55,045,000 in current assets and $18,319,000 in current liabilities. Our current accounts receivable balance decreased by $7,374,000 from the fiscal 2015 year-end due to strengthened emphasis on collection efforts in the back half of fiscal 2016. Our current inventory increased from the fiscal 2015 year-end by $2,741,000 due to increases in LED component inventories to support the increase in LED product orders. Our prepaid and other current assets increased by $2,631,000 due to an increase in unbilled revenue for completed projects. Our accounts payable increased by $713,000 on the increase in inventory, increased sourced products and improvements in negotiated vendor payment terms as we transition our supply chain to an increasing number of new LED vendors. Our accrued expenses increased from our fiscal 2015 year-end by $1,389,000 due to a loss contingency reserve recorded in the fourth quarter of fiscal 2016.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
On February 6, 2015, we entered into a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement provides for a Credit Facility that matures on February 6, 2018. Borrowings under the Credit Facility are initially limited to $15,000,000 subject to a borrowing base requirement based on eligible receivables and inventory. Such limit may increase to $20,000,000 subject to the borrowing base requirement, after July 31, 2016, if we satisfy certain conditions. The Credit Facility includes a $2,000,000 sublimit for the issuance of letters of credit.
From and after any increase in the Credit Facility limit from $15,000,000 to $20,000,000 the Credit Agreement will require us to maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement also contains other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets.
Each subsidiary is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of our and our subsidiaries' personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000 regardless of usage. As of March 31, 2016, the interest rate was 3.63%. We must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of March 31, 2016, we had no outstanding letters of credit. Borrowings under the Credit Agreement outstanding as of March 31, 2016, amounted to approximately $3,719,000. We estimate that, as of March 31, 2016, we were only eligible to borrow an additional $229,000 under the Credit Facility based upon the then current levels of eligible inventory and accounts receivable. We were in compliance with our covenants in the Credit Agreement as of March 31, 2016.
Capital Spending
Over the past three fiscal years, we have made capital expenditures primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $401,000 in fiscal 2016, $2,006,000 in fiscal 2015, and $410,000 in fiscal 2014. We plan to incur approximately $1,000,000 in capital expenditures in fiscal 2017. Our capital spending plans predominantly consist of investments related to new product development tooling and investments in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Contractual Obligations
Information regarding our known contractual obligations of the types described below as of March 31, 2016 is set forth in the following table:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Bank debt obligations	$4,282	$563	$3,719	$—	$—
Other debt obligations	140	119	16	5
Capital lease obligations	345	64	91	190
Cash interest payments on debt	316	157	159	—	—
Operating lease obligations	1,647	512	1,037	98	—
Purchase order and capital expenditure commitments(1)	2,189	2,189	—	—	—
Total	$8,919	$3,604	$5,022	$293	$—

(1)	Reflects non-cancellable purchase commitments for certain inventory items entered into in order to secure better pricing and ensure materials on hand.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth below.
Revenue Recognition. We recognize revenue when the following criteria have been met: there is persuasive evidence of an arrangement; delivery has occurred and title has passed to the customer; the sales price is fixed and determinable and no further obligation exists; and collectability is reasonably assured. Virtually all of our revenue is recognized when products are shipped to a customer or when services are completed and acceptance provisions, if any, have been met. In certain of our contracts, we provide multiple deliverables. We record the revenue associated with each element of these arrangements by allocating the total contract revenue to each element based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence, or “VSOE” of selling price, if available, (2) third-party evidence, or “TPE” of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available. We determine the selling price for our lighting and energy management system products, installation and recycling services and for solar renewable product and services using management’s best estimate of selling price as VSOE or TPE evidence does not exist. We consider external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, internal costs, and the scope and size of projects. Our Power Purchase Agreement (“PPA”) contracts are supply side agreements for the generation of electricity for which we recognize revenue on a monthly basis over the life of the PPA contract, typically in excess of 10 years. For sales of our solar PV systems, we recognize revenue using the percentage-of-completion method by measuring project progress by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. Revenue from sales of our solar PV systems is generally recognized over a period of three to 15 months. Additionally, we offer our OTA sales-type financing program under which we finance the customer’s purchase of our energy management systems. Our OTA contracts are sales-type capital leases under GAAP and we record revenue at the net present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments.
Inventories. Inventories are stated at the lower of cost or market value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below cost, then the inventory value is reduced to its market value. During fiscal 2015, we recorded an impairment charge of $12,130,000 to our wireless controls inventory. Our inventory obsolescence reserves at March 31, 2016 were $2,127,000, or 11.1% of gross inventory, and $1,619,000, or 10.2% of gross inventory, at March 31, 2015.
Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $505,000, or 4.4% of gross receivables, at March 31, 2016 and $458,000, or 2.4% of gross receivables, at March 31, 2015.
Recoverability of Long-Lived Assets. We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, customer relationships, developed technology, and non-competition agreements, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being utilized, or a significant change, delay or departure in our strategy for that asset, such as the loss of a customer in the case of customer relationships. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, the economic life of the asset. If impairment is indicated, we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized. During fiscal 2016, we recorded an impairment loss of $1,614,000 related to the write-down of our Manitowoc manufacturing facility based upon the net realizable value of the pending sale leaseback transaction to occur by the end of the first fiscal quarter of fiscal 2017. During fiscal 2015, we recorded an impairment loss of $1,030,000 related to development and licensing costs for our wireless controls inventory.
After an impairment loss is recognized, a new, lower cost basis for that long-lived asset is established. Subsequent changes in facts and circumstances do not result in the reversal of a previously recognized impairment loss.
Our impairment loss calculations require that we apply judgment in estimating future cash flows and asset fair values, including estimating useful lives of the assets. To make these judgments, we may use internal discounted cash flow estimates, quoted market prices, when available, and independent appraisals, as appropriate, to determine fair value.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be required to recognize additional impairment losses which could be material to our results of operations.
Goodwill. We test goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. We conduct impairment testing for goodwill at the reporting unit level. Reporting units, as defined by Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. For fiscal 2016 and fiscal 2015, our reporting units consisted of our segments: USM and OES. The ODS segment had no goodwill.
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
During the first step of the goodwill impairment test, we compare the fair value of the reporting unit to its carrying value, including goodwill. We derive a reporting unit's fair value through a combination of the market approach (a guideline transaction method) and the income approach (a discounted cash flow analysis). The income approach utilizes a discount rate from the capital asset pricing model. If all reporting units are analyzed during the first step of the goodwill impairment test, their respective fair values are reconciled back to our consolidated market capitalization.
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
In conjunction with our annual goodwill testing, a quantitative test was performed in fiscal 2016 based upon the decline in our stock price, continued operating losses and a decline in our enterprise market capitalization to below our book value. As a result, during fiscal 2016, we recorded an impairment loss of $4,409,000 related to all of our goodwill which was determined to be in excess of its implied fair value based upon the second step of the goodwill impairment test.
Indefinite Lived Intangible Assets. We test indefinite lived intangible assets for impairment at least annually on the first day of our fiscal fourth quarter , or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. Our impairment test may begin with a qualitative test to determine whether it is more likely than not that an indefinite lived intangible asset's carrying value is greater than its fair value. If our qualitative assessment reveals that asset impairment is more likely than not, we perform a quantitative impairment test by comparing the fair value of the indefinite lived intangible asset to its carrying value. Alternatively, we may bypass the qualitative test and initiate impairment testing with the quantitative impairment test.
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
During fiscal 2016, we performed a quantitative test on indefinite lived intangible assets related to our Harris tradename and determined that its fair value exceeded its carrying value and was not impaired. This test was performed in conjunction with our annual impairment test of goodwill after determining the goodwill was impaired.
Stock-Based Compensation. We have historically issued stock options and restricted stock awards to our employees, executive officers and directors. During fiscal 2014, we changed our long-term equity incentive grant policy so that only restricted shares are currently issued. We adopted the provisions of ASC 718, Compensation - Stock Compensation, which requires us to expense the estimated fair value of stock options and similar awards based on the fair value of the award on the date of grant. Compensation costs for equity incentives are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
We did not issue any stock options during fiscal 2016 or fiscal 2015. The fair value of each option for financial reporting purposes was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

2014
Weighted average expected term	4.1 years
Risk-free interest rate	0.8%
Expected volatility	73.3%
Expected forfeiture rate	20.3%
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
As of March 31, 2016, $2,242,000 of total stock-based compensation cost was expected to be recognized by us over a weighted average period of 2.6 years. We expect to recognize $1,113,000 of stock-based compensation expense in fiscal 2017 based on restricted stock awards outstanding as of March 31, 2016. This expense will increase further to the extent we have granted, or will grant, additional stock options or restricted stock awards in the future.
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
Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2014, we reversed $2,315,000 of our valuation reserve to offset deferred tax liabilities created by the acquisition of Harris. For fiscal 2015 and fiscal 2016, we increased our valuation allowance against our net federal and our net state deferred tax assets due to our cumulative three year taxable losses. In making these determinations, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.

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
As of March 31, 2016, we had net operating loss carryforwards of approximately $55,807,000 for federal tax purposes and $42,181,000 for state tax purposes. Included in these loss carryforwards were $3,586,000 for federal and $3,941,000 for state tax expenses that were associated with the exercise of non-qualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in-capital as the deduction reduces our income taxes payable. We first recognize tax benefits from current period stock option expenses against current period income. The remaining current period income is offset by net operating losses under the tax law ordering approach. Under this approach, we will utilize the net operating losses from stock option expenses last.
We also had federal tax credit carryforwards of $1,475,000 and state tax credit carryforwards of $769,000, which are fully reserved for as part of our valuation allowance. Both the net operating losses and tax credit carryforwards will begin to expire in varying amounts between 2020 and 2036. We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carryforwards, all years since 2002 are open to examination by tax authorities.
By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2016, the balance of gross unrecognized tax benefits was approximately $227,000, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.
Recent Accounting Pronouncements
See Note 2 —Summary of Significant Accounting Policies to our accompanying audited consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

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
As of March 31, 2016, $3,719,000 of our $4,767,000 of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $37,200 per year.
Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. A hypothetical 10% fluctuation in aluminum prices would have an impact of $450,000 on earnings in fiscal 2017.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Orion Energy Systems, Inc.
Manitowoc, Wisconsin
We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. as of March 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule II, Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2016. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Energy Systems, Inc. at March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Energy Systems, Inc.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 23, 2016 expressed an adverse opinion thereon.
/s/BDO USA, LLP
Milwaukee, Wisconsin
June 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Orion Energy Systems, Inc.
Manitowoc, Wisconsin
We have audited Orion Energy Systems, Inc.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orion Energy Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s risk assessment, monitoring activities and control activities over revenue recognition has been identified and included in management’s assessment in Item 9A. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated June 23, 2016 on those financial statements.
In our opinion, Orion Energy Systems, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the company after the date of management's assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orion Energy Systems, Inc. as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016 and our report dated June 23, 2016 expressed an unqualified opinion thereon.
/s/BDO USA, LLP

Milwaukee, Wisconsin
June 23, 2016

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2016	2015
Assets
Cash and cash equivalents	$15,542	$20,002
Accounts receivable, net	10,889	18,263
Inventories, net	17,024	14,283
Deferred contract costs	37	90
Prepaid expenses and other current assets	5,038	2,407
Total current assets	48,530	55,045
Property and equipment, net	17,004	21,223
Goodwill	—	4,409
Other intangible assets, net	5,048	6,335
Long-term accounts receivable	108	426
Other long-term assets	185	367
Total assets	$70,875	$87,805
Liabilities and Shareholders’ Equity
Accounts payable	$11,716	$11,003
Accrued expenses and other	6,586	5,197
Deferred revenue, current	243	287
Current maturities of long-term debt	746	1,832
Total current liabilities	19,291	18,319
Revolving credit facility	3,719	2,500
Long-term debt, less current maturities	302	722
Deferred revenue, long-term	1,022	1,231
Other long-term liabilities	558	522
Total liabilities	24,892	23,294
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2016 and 2015; no shares issued and outstanding at March 31, 2016 and 2015	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2016 and 2015; shares issued: 37,192,559 and 36,837,864 at March 31, 2016 and 2015; shares outstanding: 27,767,138 and 27,421,533 at March 31, 2016 and 2015	—	—
Additional paid-in capital	152,140	150,516
Treasury stock: 9,425,421 and 9,416,331 common shares at March 31, 2016 and 2015	(36,075)	(36,049)
Shareholder notes receivable	(4)	(4)
Retained deficit	(70,078)	(49,952)
Total shareholders’ equity	45,983	64,511
Total liabilities and shareholders’ equity	$70,875	$87,805

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2016	2015	2014
Product revenue	$64,897	$65,881	$71,954
Service revenue	2,745	6,329	16,669
Total revenue	67,642	72,210	88,623
Cost of product revenue	49,630	68,388	54,423
Cost of service revenue	2,015	4,959	11,220
Total cost of revenue	51,645	73,347	65,643
Gross profit (loss)	15,997	(1,137)	22,980
Operating expenses:
General and administrative	16,884	14,908	14,951
Goodwill and long lived asset impairment	6,023	—	—
Acquisition and integration related expenses	—	47	819
Sales and marketing	11,343	13,290	13,527
Research and development	1,668	2,554	2,026
Total operating expenses	35,918	30,799	31,323
Loss from operations	(19,921)	(31,936)	(8,343)
Other income (expense):
Interest expense	(297)	(376)	(481)
Interest income	128	300	567
Total other income (expense)	(169)	(76)	86
Loss before income tax	(20,090)	(32,012)	(8,257)
Income tax expense (benefit)	36	49	(2,058)
Net loss and comprehensive loss	$(20,126)	$(32,061)	$(6,199)
Basic net loss per share attributable to common shareholders	$(0.73)	$(1.43)	$(0.30)
Weighted-average common shares outstanding	27,627,693	22,353,419	20,987,964
Diluted net loss per share	$(0.73)	$(1.43)	$(0.30)
Weighted-average common shares and share equivalents outstanding	27,627,693	22,353,419	20,987,964

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Shareholder Notes Receivable	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2013	20,162,397	$128,104	$(38,378)	$(265)	$(11,692)	$77,769
Issuance of stock and warrants for services	33,641	129	—	—	—	129
Stock activity for acquisition	940,940	—	2,382	—	—	2,382
Exercise of stock options and warrants for cash	446,059	1,152	—	—	—	1,152
Shares issued under Employee Stock Purchase Plan	2,373	(4)	10	—	—	6
Tax benefit from exercise of stock options	—	13	—	—	—	13
Collection of shareholder notes receivable	—	—	—	215	—	215
Stock-based compensation	23,084	1,593	—	—	—	1,593
Treasury stock purchase	(20,168)	—	(48)	—	—	(48)
Net loss	—	—	—	—	(6,199)	(6,199)
Balance, March 31, 2014	21,588,326	$130,987	$(36,034)	$(50)	$(17,891)	$77,012
Issuance of common stock for cash, net of issuance costs	5,462,500	17,465	—	—	—	17,465
Issuance of stock and warrants for services	27,931	131	—	—	—	131
Exercise of stock options and warrants for cash	178,387	430	—	—	—	430
Shares issued under Employee Stock Purchase Plan	1,486	4	7	—	—	11
Collection of shareholder notes receivable	—	—	—	46	—	46
Stock-based compensation	170,055	1,499	—	—	—	1,499
Employee tax withholdings on stock-based compensation	(7,152)	—	(22)	—	—	(22)
Net loss	—	—	—	—	(32,061)	(32,061)
Balance, March 31, 2015	27,421,533	$150,516	$(36,049)	$(4)	$(49,952)	$64,511
Issuance of stock and warrants for services	35,290	66	—	—	—	66
Exercise of stock options and warrants for cash	46,410	97	—	—	—	97
Shares issued under Employee Stock Purchase Plan	3,925	(1)	8	—	—	7
Collection of shareholder notes receivable	—	—	—	—	—	—
Stock-based compensation	270,303	1,462	—	—	—	1,462
Employee tax withholdings on stock-based compensation	(10,323)	—	(34)	—	—	(34)
Net loss	—	—	—	—	(20,126)	(20,126)
Balance, March 31, 2016	27,767,138	$152,140	$(36,075)	$(4)	$(70,078)	$45,983

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2016	2015	2014
Operating activities
Net loss	$(20,126)	$(32,061)	$(6,199)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	2,950	2,853	3,798
Amortization	1,215	1,327	704
Stock-based compensation expense	1,462	1,499	1,593
Accretion of fair value on contingent consideration	—	—	11
Deferred income tax (benefit) expense	—	—	(2,123)
Impairment on assets	6,023	12,130	—
Loss (gain) on sale of property and equipment	40	(21)	1,733
Provision for inventory reserves	509	361	1,995
Provision for bad debts	575	285	174
Other	258	265	165
Changes in operating assets and liabilities, net of changes from acquisitions:
Accounts receivable, current and long-term	7,116	(1,909)	8,395
Inventories, current and long-term	(3,249)	(2,356)	3,962
Deferred contract costs	137	651	1,376
Prepaid expenses and other current assets	(2,645)	1,261	(1,072)
Accounts payable	713	2,475	(762)
Accrued expenses and other	1,803	838	(1,575)
Deferred revenue, current and long-term	(254)	(410)	(2,274)
Net cash (used in) provided by operating activities	(3,473)	(12,812)	9,901
Investing activities
Cash paid for acquisition, net of cash acquired	—	—	(4,992)
Purchase of property and equipment	(401)	(2,006)	(410)
Purchase of short-term investments	—	(2)	(4)
Sale of short-term investments	—	472	555
Additions to patents and licenses	(6)	(234)	(43)
Proceeds from sales of property, plant and equipment	35	1,040	80
Net cash used in investing activities	(372)	(730)	(4,814)
Financing activities
Payment of long-term debt	(1,901)	(4,494)	(3,229)
Proceeds from revolving credit facility	65,767	2,500	—
Repayments of revolving credit facility	(64,549)	—	—
Proceeds from long-term debt	—	446	—
Proceeds from repayment of shareholder notes	—	46	215
Proceeds from issuance of common stock, net of issuance costs	(2)	17,465	—
Payments to settle employee tax withholdings on stock-based compensation	(34)	(22)	—
Excess tax benefits from stock-based compensation	—	—	13
Deferred financing costs	—	(406)	(19)
Net proceeds from employee equity exercises	104	441	1,125

Net cash (used in) provided by financing activities	(615)	15,976	(1,895)
Net increase (decrease) in cash and cash equivalents	(4,460)	2,434	3,192
Cash and cash equivalents at beginning of period	20,002	17,568	14,376
Cash and cash equivalents at end of period	$15,542	$20,002	$17,568
Supplemental cash flow information:
Cash paid for interest	$191	$287	$423
Cash paid for income taxes	$18	$42	$22
Supplemental disclosure of non-cash investing and financing activities:
Vendor financed capital lease addition	$396	$—	$—
Shares returned to treasury in satisfaction of receivable	$—	$—	$48
Acquisition related contingent consideration liability	$—	$—	$612
Acquisition financed through debt	$—	$—	$3,123
Common stock issued for acquisition	$—	$—	$2,416

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS
Organization
Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion is a developer, manufacturer and seller of lighting and energy management systems to commercial and industrial businesses, predominantly in North America.
See Note 10 “Segment Data” of these financial statements for further discussion of Orion's reportable segments.
Orion's corporate offices and primary manufacturing operations are located in Manitowoc, Wisconsin. Orion leases office space in Jacksonville, Florida; Chicago, Illinois; and Houston, Texas.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence and bad debt reserves, accruals for warranty expenses and loss contingencies, income taxes and certain equity transactions. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
Orion considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents.
Fair Value of Financial Instruments
Orion’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other, revolving credit facility and long-term debt. The carrying amounts of Orion’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, or in the case of long-term debt and revolving credit facility, because of the interest rates currently available to Orion for similar obligations. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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
Accounts Receivable
Orion’s accounts receivable are due from companies in the commercial, industrial and agricultural industries, as well as wholesalers. Credit is extended based on an evaluation of a customer’s financial condition. Generally, collateral is not required for end users; however, the payment of certain trade accounts receivable from wholesalers is secured by irrevocable standby letters of credit and/or guarantees. Accounts receivable are generally due within 30-60 days. Accounts receivable are stated at the amount Orion expects to collect from outstanding balances. Orion provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after Orion has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. As of March 31, Orion’s accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	2016	2015
Accounts receivable, gross	$11,394	$18,721
Allowance for doubtful accounts	(505)	(458)
Accounts receivable, net	$10,889	$18,263

Financing Receivables
Orion considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of Orion’s financing receivables are as follows:
Age Analysis as of March 31, 2016 (dollars in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$294	$4	$10	$14	$308
Lease balances included in consolidated accounts receivable—long-term	101	—	—	—	101
Total gross sales-type leases	395	4	10	14	409
Allowance	—	—	(9)	(9)	(9)
Total net sales-type leases	$395	$4	$1	$5	$400
Age Analysis as of March 31, 2015 (dollars in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$1,346	$47	$186	$233	$1,579
Lease balances included in consolidated accounts receivable—long-term	398	—	—	—	398
Total gross sales-type leases	1,744	47	186	233	1,977
Allowance	(12)	(3)	(141)	(144)	(156)
Total net sales-type leases	$1,732	$44	$45	$89	$1,821
Allowance for Credit Losses on Financing Receivables
Orion’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of Orion's customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. Orion reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. Orion’s provision for write-offs and credit losses against the OTA sales-type lease receivable balances in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, was as follows (dollars in thousands):

		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2016	Allowance for Doubtful Accounts on financing receivables	$156	$30	$177	$9
2015	Allowance for Doubtful Accounts on financing receivables	$94	$62	$—	$156
2014	Allowance for Doubtful Accounts on financing receivables	$74	$96	$76	$94
Long-Term Receivables
Orion records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. Orion uses the implied cost of capital from each individual contract as the discount rate.
Inventories
Inventories consist of raw materials and components, such as ballasts, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. Orion reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 24 months, expected demand, and other information indicating obsolescence. Orion records, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2016 and 2015, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Obsolescence Reserve	Net
As of March 31, 2016
Raw materials and components	$10,556	$(1,052)	$9,504
Work in process	2,045	(119)	1,926
Finished goods	6,550	(956)	5,594
Total	$19,151	$(2,127)	$17,024

As of March 31, 2015
Raw materials and components	$9,150	$(677)	$8,473
Work in process	1,683	(94)	1,589
Finished goods	5,069	(848)	4,221
Total	$15,902	$(1,619)	$14,283
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $36,691 as of March 31, 2016 and $90,258 as of March 31, 2015.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets include the following (dollars in thousands):

	March 31, 2016	March 31, 2015
Unbilled accounts receivable	$4,307	$1,710
Other prepaid expenses	731	697
Total	$5,038	$2,407

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
Orion periodically reviews the carrying values of property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, if events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets’ carrying amount to determine if a write down to market value is required.
On March 31, 2016, Orion entered into a purchase and sale agreement (“Agreement”) with Tramontina U.S. Cookware, Inc. (“Tramontina”) to sell its Manitowoc manufacturing and distribution facility for a cash purchase price of approximately $2,600,000. Pursuant to the Agreement, Orion is negotiating a lease with Tramontina under which it will leaseback approximately 200,000 square feet of the building for not less than three years.
As a result of this pending transaction, the Company reviewed the carrying value of the manufacturing and distribution facility assets for impairment. Orion performed a probability weighted analysis of expected future cash flows. Based on this analysis, the Company concluded that the assets' carrying values were no longer supported. As such, Orion recorded an impairment charge of $1,614,000 in fiscal 2016 to write the assets down to their fair value, which approximates the expected selling price. The impairment charge was recorded to all three of Orion’s reportable segments as follows: Orion U.S. Markets $689,000, Orion Engineered Systems $804,000, and Orion Distribution Services $121,000.
In fiscal 2015, an impairment charge of $1,029,586 was recorded in connection with the assessment of carrying costs related to the wireless controls product offering.
Property and equipment were comprised of the following (dollars in thousands):

	March 31, 2016	March 31, 2015
Land and land improvements	$421	$1,511
Buildings and building improvements	11,849	14,441
Furniture, fixtures and office equipment	7,233	8,600
Leasehold improvements	148	148
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	10,805	11,084
Construction in progress	128	379
	35,581	41,160
Less: accumulated depreciation and amortization	(18,577)	(19,937)
Net property and equipment	$17,004	$21,223
Equipment included above under capital leases was as follows (dollars in thousands):

	March 31, 2016	March 31, 2015
Equipment	$408	$—
Less: accumulated depreciation and amortization	(65)	—
Net Equipment	$343	$—
Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $2,950,000, $2,853,000 and $3,798,000 for the years ended March 31, 2016, 2015 and 2014, respectively.

Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	3-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers under Power Purchase Agreements	20 years
Plant equipment	3-10 years
No interest was capitalized for construction in progress during fiscal 2016 or fiscal 2015.
Goodwill and Other Intangible Assets
The costs of specifically identifiable intangible assets that do not have an indefinite life are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. Goodwill and intangible assets with indefinite lives are reviewed for impairment annually, as of January 1, or more frequently if impairment indicators arise. Orion has allocated goodwill to its reporting units which are also two of Orion’s reporting segments: $2,371,000 to the U.S. Markets (USM) and $2,038,000 to Engineered Systems (OES) as of March 31, 2015. Orion's annual goodwill impairment test was performed as of January 1, 2016. In accordance with ASC 350, Intangibles - Goodwill and Other, Step 1 of the impairment test compares the fair value of the reporting unit with its carrying value. Orion determined the fair value of each reporting unit using a discounted cash flow method and the guideline public entity method. After completing a Step 1 evaluation, the estimated fair value of both reporting units was determined to be lower than their carrying values. As such, each unit failed Step 1 of the goodwill impairment test.
Step 2 of the goodwill impairment test requires Orion to perform a hypothetical purchase price allocation for each reporting unit to determine the implied fair value of goodwill and compare the implied fair value of goodwill to the carrying amount of goodwill. The estimate of fair value is complex and requires significant judgment. A third-party valuation firm was engaged to assist in the Step 2 valuation process. The fair value determination was categorized as Level 3 in the fair value hierarchy (see “Fair Value of Financial Instruments” for the definition of Level 3 inputs). As a result of Step 2 of the goodwill impairment tests as of January 1, 2016, Orion’s USM segment recorded a goodwill impairment charge of $2,371,000 and Orion’s OES segment recorded a goodwill impairment charge of $2,038,000. As of March 31, 2016, the goodwill balance in the Consolidated Balance Sheets is $0.
The change in the carrying value of goodwill during fiscal 2016 and fiscal 2015 was as follows (dollars in thousands):

Balance at March 31, 2014	$4,409
Impairments	—
Balance at March 31, 2015	4,409
Impairments	(4,409)
Balance at March 31, 2016	$—

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
Intangible assets that have a definite life are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset recovery. If the actual useful life of the asset is shorter than the estimated life estimated by us, the asset may be deemed to be impaired and accordingly a write-down of the value of the asset determined by a discounted cash flow analysis or shorter amortization period may be required.

The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	March 31, 2016			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,377	$(1,053)	$1,324	$2,447	$(906)	$1,541
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,956	—	1,956	1,958	—	1,958
Customer relationships	3,600	(2,512)	1,088	3,600	(1,620)	1,980
Developed technology	900	(265)	635	900	(109)	791
Non-competition agreements	100	(55)	45	100	(35)	65
Total	$8,991	$(3,943)	$5,048	$9,063	$(2,728)	$6,335
As of March 31, 2016, the weighted average useful life of intangible assets was 6.15 years. The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2017	$877
Fiscal 2018	602
Fiscal 2019	426
Fiscal 2020	340
Fiscal 2021	266
Thereafter	581
$3,092
Amortization expense is set forth in the following table (dollars in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Amortization included in cost of sales:
Patents	$139	$132	$135
Total	$139	$132	$135

Amortization included in operating expenses:
Customer relationships	$891	$1,085	$535
Developed technology	156	90	19
Non-competition agreements	20	20	15
Patents	9	—	—
Total	1,076	1,195	569
Total amortization	$1,215	$1,327	$704
Orion’s management periodically reviews the carrying value of patent applications and related costs. When a patent application is probable of being unsuccessful or a patent is no longer in use, Orion write-offs the remaining carrying value as a charge to General and administrative expense within its consolidated Statement of Operations. Such write-offs recorded in fiscal 2016, 2015 and 2014 were $78,000, $120,000 and $45,000, respectively.

Other Long-Term Assets
Other long-term assets include the following (dollars in thousands):

	March 31, 2016	March 31, 2015
Deferred financing costs	$92	$202
Security deposits	87	73
Deferred contract costs	—	83
Other	6	9
Total	$185	$367
Deferred financing costs related to debt issuances are allocated to interest expense over the life of the debt (1 to 3 years). For the years ended March 31, 2016, 2015 and 2014, the expense was $114,000, $156,000 and $40,000 respectively.

Accrued Expenses and Other
Accrued expenses and other include the following (dollars in thousands):

	March 31, 2016	March 31, 2015
Compensation and benefits	$1,794	$1,314
Sales tax	913	1,168
Contract costs	586	1,267
Legal and professional fees (1)	2,348	479
Warranty	554	705
Other accruals	391	264
Total	$6,586	$5,197
(1)Includes a $1,400 loss contingency recorded in fiscal 2016.

Orion generally offers a limited warranty of one year on its lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in Orion’s lighting products. Included in other long-term liabilities is $310,000 for warranty reserves related to solar operating systems.
Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	March 31,
	2016	2015
Beginning of year	$1,015	$263
Provision to product cost of revenue	159	776
Charges	(310)	(24)
End of year	$864	$1,015
Incentive Compensation
Orion’s compensation committee approved an Executive Fiscal Year 2016 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan. The plan provided for performance cash bonus payments ranging from 35-100% of the fiscal 2016 base salaries of Orion’s named executive officers and other key employees. The plan provided for bonuses to be paid out on the basis of the achievement in fiscal 2016 of at least (i) $110,000 of profit before taxes and (ii) revenue growth of 10% more than fiscal year 2015. Based upon the results for the year ended March 31, 2016, Orion did not accrue any expense related to this plan.
Orion’s compensation committee approved an Executive Fiscal Year 2015 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan. The plan provided for performance cash bonus payments ranging from 35-100% of the fiscal 2015 base salaries of Orion’s named executive officers and other key employees. The plan provided for bonuses to be paid out on the basis of the achievement in fiscal 2015 of at least (i) $2,300,000 of profit before taxes and (ii) revenue of at least $90,400,000. Based upon the results for the year ended March 31, 2015, Orion did not accrue any expense related to this plan.

Orion’s compensation committee approved an Executive Fiscal Year 2014 Annual Cash Incentive Program under its 2004 Stock and Incentive Awards Plan. The plan provided for performance cash bonus payments ranging from 35-100% of the fiscal 2014 base salaries of Orion’s named executive officers and other key employees. The plan provided for bonuses to be paid out on the basis of the achievement in fiscal 2014 of at least (i) $2,000,000 of profit before taxes and (ii) revenue of at least $88,000,000. Based upon the results for the year ended March 31, 2014, Orion did not accrue any expense related to this plan.

Revenue Recognition
Revenue is recognized on the sales of our lighting and related energy-efficiency systems and products when the following four criteria are met:

1.	persuasive evidence of an arrangement exists;

2.	delivery has occurred and title has passed to the customer;

3.	the sales price is fixed and determinable and no further obligation exists; and

4.	collectability is reasonably assured.
These four criteria are met for Orion’s product-only revenue upon delivery of the product and title passing to the customer. At that time, Orion provides for estimated costs that may be incurred for product warranties and sales returns. Revenues are presented net of sales tax and other sales related taxes.
For sales of Orion’s lighting and energy management technologies, consisting of multiple element arrangements, such as a combination of product sales and services, Orion determines revenue by allocating the total contract revenue to each element based on their relative selling prices in accordance with ASC 605-25, Revenue Recognition - Multiple Element Arrangements. In such circumstances, Orion uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence (VSOE) of fair value, if available, (2) third-party evidence (TPE) of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how Orion determined estimated selling price is provided below).
The nature of Orion’s multiple element arrangements for the sale of its lighting and energy management technologies is similar to a construction project, with materials being delivered and contracting and project management activities occurring according to an installation schedule. The significant deliverables include the shipment of products and related transfer of title and the installation.
To determine the selling price in multiple-element arrangements, Orion establishes the selling price for its HIF lighting and energy management system products using management's best estimate of the selling price, as VSOE or TPE does not exist. Product revenue is recognized when products are shipped. For product revenue, management's best estimate of selling price is determined using a cost plus gross profit margin method. In addition, Orion records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE or TPE does not exist. Service revenue is recognized when services are completed and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. Orion’s service revenues, other than for installation and recycling that are completed prior to delivery of the product, are included in product revenue using management’s best estimate of selling price, as VSOE or TPE does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services, along with Orion's installation and recycling services, under a multiple-element arrangement, management’s best estimate of selling price is determined by considering several external and internal factors including, but not limited to, economic conditions and trends, customer demand, pricing practices, margin objectives, competition, geographies in which Orion offers its products and services and internal costs. The determination of estimated selling price is made through consultation with and approval by management, taking into account all of the preceding factors.
For sales of solar photovoltaic systems, which are governed by customer contracts that require Orion to deliver functioning solar power systems and are generally completed within three to 15 months from the start of construction, Orion recognizes revenue from fixed price construction contracts using the percentage-of-completion method in accordance with ASC 605-35, Construction-Type and Production-Type Contracts. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based upon the percentage of incurred costs to estimated total forecasted costs. Orion has determined that the appropriate method of measuring progress on these sales is measured by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. The percentage-of-completion method requires revenue recognition from the delivery of products to be deferred and the cost of such products to be capitalized as a deferred cost and current asset on the balance sheet. Orion performs periodic evaluations of the progress of the installation of the solar photovoltaic systems using actual costs incurred over total estimated costs to complete a project. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable.

Orion offers a financing program, called an Orion Throughput Agreement, or OTA, for a customer’s lease of Orion’s energy management systems. The OTA is structured as a sales-type lease and upon successful installation of the system and customer acknowledgment that the system is operating as specified, revenue is recognized at Orion’s net investment in the lease, which typically is the net present value of the future cash flows.
Orion offers a financing program, called a power purchase agreement, or PPA, for Orion’s renewable energy product offerings. A PPA is a supply side agreement for the generation of electricity and subsequent sale to the end user. Upon the customer’s acknowledgment that the system is operating as specified, product revenue is recognized on a monthly basis over the life of the PPA contract, which is typically in excess of 10 years.
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
Shipping and Handling Costs
Orion records costs incurred in connection with shipping and handling of products as cost of product revenue. Amounts billed to customers in connection with these costs are included in product revenue.
Advertising
Advertising costs of $4,000, $149,000 and $28,000 for fiscal 2016, 2015 and 2014, respectively, were charged to operations as incurred.
Research and Development
Orion expenses research and development costs as incurred. Amounts are included in the Statement of Operations and Comprehensive Income on the line item Research and development.
Income Taxes
Orion recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2016, Orion recorded a valuation allowance of $5,740,000 against its deferred tax assets.
ASC 740, Income Taxes, also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination. Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits.
Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. Realized tax benefits (expense) from the exercise of stock options were $0, $0 and $13,000 for the fiscal years 2016, 2015 and 2014, respectively.
Stock Based Compensation
Orion’s share-based payments to employees are measured at fair value and are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) are classified as financing cash flows. For the years ended March 31, 2016, 2015 and 2014, $0, $0 and $13,000, respectively, of such excess tax benefits were classified as financing cash flows.
Orion uses the Black-Scholes option-pricing model. Orion calculates volatility based upon the historical market price of its common stock. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. Government issues with a remaining term equal to the expected term of the option. The expected term is based upon the vesting term of Orion’s options and expected exercise behavior. Orion has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. Orion estimates its forfeiture rate of unvested stock awards based on historical experience.
Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note 9, Orion awards non-vested restricted stock to employees, executive officers and directors. Orion did not issue any stock options during fiscal 2016 or 2015. The fair value of each option grant in fiscal 2014 was determined using the assumptions in the following table:

2014
Weighted average expected term	4.1 years
Risk-free interest rate	0.8%
Expected volatility	73.3%
Expected forfeiture rate	20.3%
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Diluted net income (loss) per common share reflects the dilution that would occur if warrants and stock options were exercised and restricted shares vested. In the computation of diluted net income (loss) per common share, Orion uses the “treasury stock” method for outstanding options, warrants and restricted shares. Diluted net loss per common share is the same as basic net loss per common share for the years ended March 31, 2016, March 31, 2015 and March 31,2014 because the effects of potentially dilutive securities are anti-dilutive. The effect of net income (loss) per common share is calculated based upon the following shares:

	Fiscal Year Ended March 31,
	2016	2015	2014
Numerator:
Net loss (dollars in thousands)	$(20,126)	$(32,061)	$(6,199)
Denominator:
Weighted-average common shares outstanding	27,627,693	22,353,419	20,987,964
Weighted-average effect of assumed conversion of stock options and restricted stock	—	—	—
Weighted-average common shares and share equivalents outstanding	27,627,693	22,353,419	20,987,964
Net income (loss) per common share:
Basic	$(0.73)	$(1.43)	$(0.30)
Diluted	$(0.73)	$(1.43)	$(0.30)
The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2016	2015	2014
Common stock options	2,017,046	2,426,836	2,716,317
Restricted shares	1,053,389	704,688	539,204
Common stock warrants	—	—	38,980
Total	3,070,435	3,131,524	3,294,501
Concentration of Credit Risk and Other Risks and Uncertainties
Orion’s cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components from multiple suppliers. For fiscal 2016, 2015 and 2014, no supplier accounted for more than 10% of total cost of revenue.
In fiscal 2016, no customer accounted for more than 10% of revenue. In fiscal 2015, one customer accounted for 12% of revenue. In fiscal 2014, one customer accounted for 23% of revenue.

As of March 31, 2016 one customer accounted for more than 10% of accounts receivable and as of March 31, 2015, no customer accounted for more than 10% of accounts receivable.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The ASU is effective for Orion in the first quarter of Orion's fiscal 2018. Management is currently assessing the impact of adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842)." This ASU requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on April 1, 2019. Management is currently assessing the impact of adoption on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes. The amendments in this update require that deferred tax assets and liabilities be classified as non-current on the balance sheet. This ASU is effective for Orion's annual reporting period, and interim periods therein, beginning on April 1, 2017 with earlier adoption permitted. The guidance may be adopted either prospectively or retrospectively. Management is currently assessing the impact of this standard on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out (FIFO) or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Orion is currently assessing the impact of this standard on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction of the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” This ASU indicates that the guidance in ASU 2015-03, discussed above, does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASU’s were effective for Orion on April 1, 2016. As the Company’s only deferred debt issuance costs relate to its revolving line of credit, upon adoption of these standards a reclassification of the deferred financing costs was not required and there was no impact on the Company’s financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern" ("ASU 2014-15"). ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and if those conditions exist, the required disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods therein. Orion does not expect adoption of this standard will have a significant impact on its consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation - Stock Compensation" ("ASU 2014-12"). ASU 2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard was effective for Orion on April 1, 2016. There was no impact on Orion's consolidated financial statements upon adoption.
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In April 2016, FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." This ASU is a clarification for identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In March 2016, FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606) Principle Versus Agent Considerations (Reporting Revenue Gross Versus Net)." This ASU is intended to improve the guidance on principle versus agent considerations by amending certain illustrative examples to assist in the application of the guidance. In May 2016, FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients." This ASU is a clarification of the collectability criterion and when to recognize revenue. These ASU’s are effective for Orion beginning on April 1, 2018 (as amended by ASU 2015-14) and early adoption is not permitted. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. Orion is currently evaluating the impact of ASU 2014-09 and ASU 2015-14.

NOTE 3 — ACQUISITION
On July 1, 2013, Orion acquired all of the equity interests of Harris Manufacturing, Inc. and Harris LED, LLC (collectively, "Harris"). Harris was a Florida-based lighting company which engineered, designed, sourced and manufactured energy-efficient lighting systems, including fluorescent and LED lighting solutions, and day-lighting products.
The acquisition was consummated pursuant to a Stock and Unit Purchase Agreement, dated as of May 22, 2013 ("Purchase Agreement"), by and among Harris, the shareholders and members of Harris ("Harris Shareholders"), and Orion. The acquisition consideration paid to the Harris Shareholders was valued under the Purchase Agreement at an aggregate of $10,801,000, plus an adjustment of approximately $200,000 to reflect Orion's acquisition of net working capital in excess of a targeted amount, plus an additional $612,000 for the contingent consideration earn-out value assigned to non-employee Harris shareholders. The aggregate acquisition consideration was paid through a combination of $5,000,000 in cash, $3,124,000 in a three years unsecured subordinated promissory note and the issuance of 856,997 shares of unregistered Company common stock valued at $2,065,000. For purposes of the acquisition and the acquisition consideration, the shares of common stock issued in the acquisition of Harris were valued at $2.33 per share, which was the average closing share price as reported on the NYSE MKT for the 45 trading days preceding and the 22 trading days following the execution of the Purchase Agreement. For purposes of applying the purchase accounting provisions of ASC 805, Business Combinations, the shares of common stock issued in the acquisition were valued at $2.41 per share, which was the closing sale price of Orion's common stock as reported on the NYSE MKT on the July 1, 2013, date of acquisition.
On October 21, 2013, Orion executed a letter agreement amending the Purchase Agreement. The letter agreement established a fixed future consideration of $1,371,000 for the previously existing earn-out component of the Purchase Agreement and eliminated the requirement that certain revenue targets must be achieved. Under the letter agreement, on January 2, 2014, Orion issued $571,000, or 83,943 shares, of Orion's unregistered common stock. The fixed consideration was determined based upon the existing share calculation at a fair value of $3.80 per common share. On January 2, 2015, Orion would pay $800,000 in cash to settle all outstanding obligations related to the earn-out component of the Purchase Agreement. In December 2014, Orion amended the letter agreement to defer the January 2, 2015 payment of $800,000 in cash until February 13, 2015, to settle all outstanding obligations related to the earn-out component of the Purchase Agreement. The final payment was made on February 12, 2015.
Orion incurred $515,000 in acquisition and integration related costs for Harris during the year ended March 31, 2014, which included contingent consideration, legal, accounting and other integration related expenses.
The Purchase Agreement contained customary representations and warranties, as well as indemnification obligations, and limitations thereon, by Orion and the Harris Shareholders.
Prior to the amendment discussed above, the contingent consideration arrangement required Orion to pay the Harris Shareholders up to $1,000,000 in unregistered shares of Orion's common stock upon Harris' achievement of certain revenue milestones in calendar year 2013 and/or 2014, and, in the case of certain Harris Shareholders who became employees of Orion, their continued employment by Orion. The potential undiscounted amount of all future payments that Orion could have been required to make under the contingent consideration arrangement was between $0 and $1,000,000. Orion recorded $612,000 for the non-employee Harris Shareholder portion of the contingent consideration liability on the acquisition date. During the years ended March 31, 2015, and March 31, 2014, Orion expensed $147,000 and $334,000, respectively, in compensation expense as contingent consideration for employee Harris shareholders and during fiscal 2014, recorded $278,000 of additional earn-out expense for non-employee Harris shareholders.
On December 31, 2014, Harris was merged with and into Orion.

NOTE 4 — RELATED PARTY TRANSACTIONS
During fiscal 2016, 2015 and 2014, Orion purchased goods and services from an entity in the amount of $21,000, $38,000, and $20,000, respectively, for which a director of Orion serves as a minority owner and chairman of the board of directors.
NOTE 5 — LONG-TERM DEBT

Long-term debt as of March 31, 2016 and 2015 consisted of the following (dollars in thousands):

	March 31,
	2016	2015
Revolving credit facility	$3,719	$2,500
Harris seller's note	546	1,607
Equipment lease obligations	345	—
Customer equipment finance notes payable	90	827
Other long-term debt	67	120
Total long-term debt	4,767	5,054
Less current maturities	(746)	(1,832)
Long-term debt, less current maturities	$4,021	$3,222
Revolving Credit Agreement
On February 6, 2015, Orion entered into a credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on February 6, 2018. Borrowings under the Credit Facility are initially limited to $15,000,000, subject to a borrowing base requirement based on eligible receivables and inventory. The Credit Facility includes a $2,000,000 sublimit for the issuance of letters of credit.
From and after any increase in the Credit Facility limit from $15,000,000 to $20,000,000, the Credit Agreement will require Orion to maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement also contains other customary covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on Orion’s stock, redeem or repurchase shares of Orion’s stock, or pledge or dispose of assets.
Each subsidiary of Orion is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of March 31, 2016, the interest rate was 3.63%. Orion must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of March 31, 2016, Orion had no outstanding letters of credit. Borrowings outstanding as of March 31, 2016, amounted to approximately $3,719,000 and are included in non-current liabilities in the accompanying Consolidated Balance Sheet. Orion estimates that as of March 31, 2016, it was eligible to borrow an additional $229,000 under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Orion was in compliance with its covenants in the Credit Agreement as of March 31, 2016.
Harris Seller's Note
On July 1, 2013, Orion issued an unsecured and subordinated promissory note in the principal amount of $3,124,000 to partially fund the acquisition of Harris. The note is included in the table above as Harris seller's note. The note bears interest at the rate of 4% per annum. Principal and interest are payable quarterly and the note matures in July 2016.
Equipment Lease Obligation
In June 2015 and March 2016, Orion entered into two lease agreements with De Lage Landen Financial Services, Inc in the principal amount of $396,000 to fund certain equipment. The leases are secured by the related equipment. The leases bear interest at a rate of 5.94% and 3.6% and mature in June 2020 and February 2018. Both leases contain a one dollar buyout option.
Customer Equipment Finance Notes Payable
In December 2014, Orion entered into a secured borrowing agreement with De Lage Landen Financial Services, Inc. in the principal amount of $446,000 to fund completed customer contracts under its OTA finance program that were previously funded under the OTA credit agreement with JP Morgan, which was terminated in November 2014. This note is included in the table above as customer equipment finance notes payable. The loan amount is secured by the OTA-related equipment and the expected future monthly payments under the supporting 25 individual OTA customer contracts. The borrowing agreement bears interest at a rate of 8.36% and matures in December 2016.
In June 2011, Orion entered into a note agreement with a financial institution that provided Orion with $2,831,000 to fund completed customer contracts under Orion’s OTA finance program. This note is included in the table above as customer equipment finance notes payable. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 40 individual OTA contracts. The note bears interest at 7.85% and matures in April 2016. The note agreement includes a debt service covenant with respect to the supporting OTA contracts that the aggregate amount of all remaining scheduled payments due with respect to the individual OTA contracts be not less than 1.25 to 1.0 of the remaining principal and interest payments due under the loan. As of March 31, 2016 Orion was in compliance with the debt service covenant.
Other Long-Term Debt
In September 2010, Orion entered into a note agreement with the Wisconsin Department of Commerce that provided Orion with $260,000 to fund Orion’s rooftop solar project at its Manitowoc manufacturing facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allowed for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and require monthly payments of $4,600. The note matures in June 2017. The note agreement requires Orion to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. Orion was in compliance with all covenants in the note agreement as of March 31, 2016.
Aggregate Maturities
As of March 31, 2016, aggregate maturities of long-term debt were as follows (dollars in thousands):

Fiscal 2017	$746
Fiscal 2018	3,826
Fiscal 2019	83
Fiscal 2020	83
Fiscal 2021	29
Thereafter	—
$4,767
NOTE 6 — INCOME TAXES
The total provision (benefit) for income taxes consists of the following for the fiscal years ending (dollars in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Current	$36	$49	$19
Deferred	—	—	(2,077)
	$36	$49	$(2,058)

	2016	2015	2014
Federal	$15	$—	$(1,830)
State	21	49	(228)
	$36	$49	$(2,058)

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net	2.8%	3.6%	2.8%
Federal tax credit	—%	0.2%	0.9%
State tax credit	—%	0.1%	0.4%
Change in valuation reserve	(29.1)%	(37.0)%	(10.2)%
Permanent items	(7.5)%	(0.1)%	(2.9)%
Change in tax contingency reserve	(0.1)%	—%	(0.3)%
Other, net	(0.3)%	(1.0)%	0.2%
Effective income tax rate	(0.2)%	(0.2)%	24.9%
The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (dollars in thousands):

	March 31,
	2016	2015
Inventory, accruals and reserves	$3,686	$5,297
Other	187	159
Deferred revenue	73	91
Valuation allowance	(3,946)	(5,547)
Total net current deferred tax assets and liabilities	$—	$—
Federal and state operating loss carryforwards	19,727	13,154
Tax credit carryforwards	1,475	1,475
Non-qualified stock options	3,125	2,914
Deferred revenue	(31)	7
Fixed assets	(1,493)	(1,698)
Intangible assets	(1,297)	(1,687)
Valuation allowance	(21,506)	(14,165)
Total net long-term deferred tax assets and liabilities	$—	$—
Total net deferred tax assets	$—	$—
Orion is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return. Benefits of $0, $0 and $13,000 were recorded in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized in the current year.
As of March 31, 2016, Orion has federal net operating loss carryforwards of approximately $55,807,000, of which $3,586,000 are associated with the exercise of NQSOs that have not yet been recognized by Orion in its financial statements. Orion also has state net operating loss carryforwards of approximately $42,181,000, of which $3,941,000 are associated with the exercise of NQSOs. Orion also has federal tax credit carryforwards of approximately $1,475,000 and state tax credits of $769,000. Orion's net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2020 and 2036. For the fiscal year ended March 31, 2016, Orion has recorded a valuation allowance of $25,452,000, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. For the fiscal years ended March 31, 2016 and March 31, 2015, the valuation allowance against Orion's net federal and net state deferred tax assets increased $5,740,000 and $11,802,000, respectively. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Generally, a change of more than 50% in the ownership of Orion's stock, by value, over a three year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, Orion's ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for Orion. Orion does not believe an ownership change affects the use of the full amount of the net operating loss carryforwards. There was no limitation that occurred for fiscal 2016, fiscal 2015, or fiscal 2014.
Orion records its tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where Orion believes that a tax position is supportable for income tax purposes, the item is included in their income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.
As of December 31, 2011, an examination of Orion’s U.S. federal income tax returns for tax years 2009 to 2011 was complete. The resolution of this examination did not have a material effect on its business, financial condition, results of operations or liquidity.
State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state effect of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states. Orion currently has no state income tax return positions in the process of examination, administrative appeals or litigation.
Orion is currently negotiating a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of our products for tax purposes under Wisconsin law. The issue under review is whether the installation of our lighting systems is considered a real property construction activity under Wisconsin law. We currently expect to resolve this matter with the Wisconsin Department of Revenue in fiscal 2017 for the amount that we have accrued.
Uncertain tax positions
As of March 31, 2016, the balance of gross unrecognized tax benefits was approximately $227,000, all of which would reduce Orion’s effective tax rate if recognized.
Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are included in the unrecognized tax benefits. Orion had the following unrecognized tax benefit activity (dollars in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Unrecognized tax benefits as of beginning of fiscal year	$212	$210	$188
Additions based on tax positions related to the current period positions	15	2	22
Unrecognized tax benefits as of end of fiscal year	$227	$212	$210
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under operating leases was $502,000, $398,000 and $1,238,000 for fiscal 2016, 2015 and 2014, respectively. Total annual commitments under non-cancelable operating leases with terms in excess of one year at March 31, 2016 are as follows (dollars in thousand):

Fiscal 2017	$512
Fiscal 2018	611
Fiscal 2019	426
Fiscal 2020	98
Thereafter	—
$1,647
On March 1, 2016, Orion entered into a lease agreement as a lessor for excess office space at its corporate headquarters in Manitowoc, WI. The initial term of the lease is 24 months and the tenant has the option to extend the term for up to three additional twelve months periods. The monthly rental payment Orion receives is $21,000 and is included in General and administrative expenses.

Purchase Commitments
Orion enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2016, Orion had entered into $2,189,000 of purchase commitments related to fiscal 2017 for inventory purchases.
Retirement Savings Plan
Orion sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary contributions by Orion. In fiscal 2016, 2015 and 2014, Orion made matching contributions of approximately $10,000, $23,000 and $26,000, respectively.
Litigation
Orion is subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, Orion is unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on Orion. In addition to ordinary-course litigation, Orion is a party to the proceedings described below.
On March 27, 2014, Orion was named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, Orion's former chief executive officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleges, among other things, that Orion breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint seeks, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted Orion's motion to dismiss six of the plaintiff's claims. On January 9, 2015, the plaintiff filed an amended complaint re-alleging claims that were dismissed by the court, including, among other things, a retaliation claim and certain claims with respect to prior management agreements and certain intellectual property rights. On January 22, 2015, Orion filed a motion to dismiss and a motion to strike certain of the claims made in the amended complaint. On May 18, 2015, the court dismissed the intellectual property claims re-alleged in the January 9, 2015 amended complaint. At the court's direction, the parties attempted to mediate the matter in May 2016, but were unsuccessful in resolving the matter. Orion intends to continue to defend against the claims vigorously. Orion believes that it has substantial legal and factual defenses to the claims and allegations remaining in the case and that Orion will prevail in this proceeding. Based upon the current status of the lawsuit, Orion does not believe that it is reasonably possible that the lawsuit will have a material adverse impact on its future continuing results of operations.

NOTE 8 — SHAREHOLDERS’ EQUITY
Common Stock Transactions
On February 20, 2015, Orion completed an underwritten public offering of 5,462,500 shares of its common stock, at an offering price to public of $3.50 per share. Net proceeds of the offering approximated $17,465,000.
Share Repurchase Program and Treasury Stock
In October 2011, Orion’s Board of Directors approved a share repurchase program authorizing Orion to repurchase in aggregate up to a maximum of $1,000,000 of Orion’s outstanding common stock. In November 2011, Orion’s Board of Directors approved an increase to the share repurchase program authorizing Orion to repurchase in aggregate up to a maximum of $2,500,000 of Orion’s outstanding common stock. In April 2012, Orion's Board approved another increase to the share repurchase program authorizing Orion to repurchase in aggregate up to a maximum of $7,500,000 of Orion's outstanding common stock. As of March 31, 2016, Orion had repurchased 3,022,349 shares of common stock at a cost of $6,791,000 under the program. Orion did not repurchase any shares in fiscal 2016, fiscal 2015 or fiscal 2014 and does not intend to repurchase any additional common stock under this program in the near-term.
Shareholder Rights Plan
On January 7, 2009, Orion’s Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one common share purchase right (Right) for each outstanding share of Orion’s common stock. The issuance date for the distribution of the Rights was February 15, 2009 to shareholders of record on February 1, 2009. Each Right entitles the registered holder to purchase from Orion one share of Orion’s common stock at a price of $30.00 per share, subject to adjustment (Purchase Price).
The Rights will not be exercisable (and will be transferable only with Orion’s common stock) until a “Distribution Date” occurs (or the Rights are earlier redeemed or expire). A Distribution Date generally will occur on the earlier of a public announcement that a person or group of affiliated or associated persons (Acquiring Person) has acquired beneficial ownership of 20% or more of Orion’s outstanding common stock (Shares Acquisition Date) or 10 business days after the commencement of, or the announcement of an intention to make, a tender offer or exchange offer that would result in any such person or group of persons acquiring such beneficial ownership.
If a person becomes an Acquiring Person, holders of Rights (except as otherwise provided in the shareholder rights plan) will have the right to receive that number of shares of Orion’s common stock having a market value of two times the then-current Purchase Price, and all Rights beneficially owned by an Acquiring Person, or by certain related parties or transferees, will be null and void. If, after a Shares Acquisition Date, Orion is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right (except as otherwise provided in the shareholder rights plan) will thereafter have the right to receive that number of shares of the acquiring company’s common stock which at the time of such transaction will have a market value of two times the then-current Purchase Price.
Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of Orion. At any time prior to a person becoming an Acquiring Person, the Board of Directors of Orion may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. Unless they are extended or earlier redeemed or exchanged, the Rights will expire on January 7, 2019.
Employee Stock Purchase Plan
In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of Orion are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from Orion up to $20,000 of Orion’s common stock at a purchase price equal to 100% of the closing sale price of Orion’s common stock on The NASDAQ Capital Market on the last trading day of each quarter. The ESPP allows for employee loans from Orion, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all Orion’s shares purchased by the participant under the ESPP and Orion has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, Orion had halted the loan program. Orion had the following shares issued from treasury during fiscal 2016 and fiscal 2015:

	As of March 31, 2016
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended March 31, 2016	1,435	$1.39	—	$—	$—
Quarter Ended December 31, 2015	1,170	$2.17	—	—	—
Quarter Ended September 30, 2015	779	$1.80	—	—	—
Quarter Ended June 30, 2015	541	$2.51	—	—	—
Total	3,925	$1.39 - 2.51	—	$—	$—

	As of March 31, 2015
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended March 31, 2015	492	$3.14	—	$—	$35,400
Quarter Ended December 31, 2014	289	$5.50	—	—	—
Quarter Ended September 30, 2014	322	$5.35	—	—	1,000
Quarter Ended June 30, 2014	383	$4.07	—	—	9,600
Total	1,486	$3.14 - 5.50	—	$—	$46,000
Loans issued to employees are reflected on Orion’s balance sheet as a contra-equity account.
NOTE 9 — STOCK OPTIONS, RESTRICTED SHARES AND WARRANTS
Orion has historically granted stock options and restricted stock under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (Plans). Under the terms of the Plans, Orion has reserved 13,500,000 shares for issuance to key employees, consultants and directors. The options generally vest and become exercisable ratably between one month and five years although longer and shorter vesting periods have been used in certain circumstances. Exercisability of the options granted to employees are generally contingent on the employees’ continued employment and non-vested options are subject to forfeiture if employment terminates for any reason. Options under the Plans are granted as non-qualified stock options (NQSO) and have a maximum life of 10 years. Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.
In May 2013, the Compensation Committee of the Board of Directors changed Orion's long-term equity incentive grant policy so that only restricted shares are issued to all employees under the Plans instead of stock options. The restricted shares are settled in Company stock when the restriction period ends. Compensation cost for restricted shares granted to employees is recognized ratably over the vesting term, which is typically between three to five years, although on occasion, the vesting term may be one year or less. Settlement of the shares is contingent on the employees’ continued employment and non-vested shares are subject to forfeiture if employment terminates for any reason. In fiscal 2016, an aggregate of 795,805 restricted shares were granted valued at a price per share between $1.34 and $2.62, which was the closing market price as of each grant date. In fiscal 2015, an aggregate of 410,496 restricted shares were granted valued at a price per share between $4.16 and $7.23, which was the closing market price as of each grant date. In fiscal 2014, an aggregate of 526,663 restricted shares were granted valued at a price per share between $2.41 and $6.97, which was the closing market price as of each grant date.
In fiscal 2016, Orion granted 35,290 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $1.20 to $2.62 per share, the closing market price as of the issuance dates. Additionally, during fiscal 2016, Orion issued 2,500 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.00 per share, the closing market price as of the issuance date. In fiscal 2015, Orion granted 27,931 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $4.20 to $5.23 per share, the closing market price as of the issuance dates. In fiscal 2014, Orion granted 33,641 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $2.41 to $5.73 per share, the closing market price as of the issuance dates.
In fiscal 2014, Orion recorded $200,000 of stock-based compensation related to the deferred consideration for employee Harris Shareholders resulting from the Harris acquisition.
The following amounts of stock-based compensation were recorded (dollars in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Cost of product revenue	$36	$50	$70
General and administrative	1,148	1,056	1,025
Sales and marketing	235	360	485
Research and development	43	33	13
	$1,462	$1,499	$1,593

The number of shares available for grant under the plans were as follows:

Available at March 31, 2013	1,632,778
Granted stock options	(305,544)
Granted shares	(33,641)
Restricted Shares	(526,663)
Forfeited restricted shares	69,375
Forfeited stock options	455,691
Available at March 31, 2014	1,291,996
Granted stock options	—
Granted shares	(27,931)
Restricted Shares	(410,496)
Forfeited restricted shares	74,957
Forfeited stock options	150,074
Available at March 31, 2015	1,078,600
Granted stock options	—
Granted shares	(64,960)
Restricted shares	(795,805)
Forfeited restricted shares	206,471
Forfeited stock options	363,380
Available at March 31, 2016	787,686
The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at March 31, 2013	3,312,523	$3.42	1.23
Granted	305,544	$1.98
Exercised	(446,059)	$2.25
Forfeited	(455,691)	$3.26
Outstanding at March 31, 2014	2,716,317	$3.43	1.32
Granted	—	$—
Exercised	(139,407)	$2.46
Forfeited	(150,074)	$3.13
Outstanding at March 31, 2015	2,426,836	$3.50	—
Granted	—	$—
Exercised	(46,410)	$2.09
Forfeited	(363,380)	$4.68
Outstanding at March 31, 2016	2,017,046	$3.32	—	$—
Exercisable at March 31, 2016	1,811,146			$—
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of Orion’s closing common stock price of $1.39 as of March 31, 2016.

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2016:

	March 31, 2016
	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Vested	Weighted Average Exercise Price
$1.62 - 2.20	684,476	4.93	$1.98	558,776	$1.98
$2.41 - 2.75	373,144	6.24	2.45	360,744	2.44
$2.86 - 4.28	719,971	4.07	3.41	652,171	3.44
$4.49 - 4.76	25,400	2.40	4.64	25,400	4.64
$5.35 - 5.44	77,204	3.03	5.39	77,204	5.39
$9.00	27,000	1.87	9.00	27,000	9.00
$10.14 - 11.61	109,851	1.66	10.87	109,851	10.87
	2,017,046	4.54	$3.32	1,811,146	$3.43
During fiscal 2016, Orion granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2015	704,688
Shares issued	795,805
Shares vested	(240,633)
Shares forfeited	(206,471)
Shares outstanding at March 31, 2016	1,053,389
Per share price on grant date	$1.34-2.62
Compensation expense	$1,306,191
As of March 31, 2016, the weighted average grant-date fair value of restricted shares granted was $2.06.
Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2016 is as follows (dollars in thousands):

Fiscal 2017	$1,113
Fiscal 2018	771
Fiscal 2019	274
Fiscal 2020	72
Fiscal 2021	12
Thereafter	—
$2,242
Remaining weighted average expected term	2.6 years
Orion previously issued warrants in connection with various stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2016, 2015 or 2014. During fiscal 2015, all warrants outstanding for a total of 38,980 shares were exercised at $2.25 per share, and as a result, none remain outstanding.

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2013	38,980	$2.25
Issued	—	—
Exercised	—	$—
Cancelled	—	$—
Outstanding at March 31, 2014	38,980	$2.25
Issued	—	—
Exercised	(38,980)	2.25
Cancelled	—	—
Outstanding at March 31, 2015 and March 31,2016	—	$—

NOTE 10 — SEGMENT DATA
Beginning in fiscal 2015, Orion reorganized its business into the following business segments: Orion U.S. Markets Division ("USM"), Orion Engineered Services Division ("OES") and Orion Distribution Services Division ("ODS"). The accounting policies are the same for each business segment as they are on a consolidated basis.
The descriptions of Orion’s segments and their summary financial information are presented below.
Orion U.S. Markets Division ("USM")
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include domestic energy service companies, or ESCOs, and electrical contractors.
Orion Engineered Systems Division ("OES")
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial LED and High Intensity Fluorescent ("HIF") lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.
Orion Distribution Services Division ("ODS")
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.
Corporate and Other
Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results, which primarily include intercompany eliminations.

	Revenues			Operating (Loss) Profit
(dollars in thousands)	For the year ended March 31,			For the year ended March 31,
	2016	2015	2014	2016	2015	2014
Segments:
U.S. Markets	$38,841	$37,778	$38,766	$(4,958)	$(12,542)	$(1,012)
Engineered Systems	26,325	33,454	49,857	(6,982)	(12,431)	1,260
Distribution Services	2,476	978	—	(632)	(455)	—
Corporate and Other	—	—	—	(7,349)	(6,508)	(8,591)
	$67,642	$72,210	$88,623	$(19,921)	$(31,936)	$(8,343)

	Depreciation and Amortization			Capital Expenditures
	For the year ended March 31,			For the year ended March 31,
	2016	2015	2014	2016	2015	2014
Segments:
U.S. Markets	$1,168	$1,711	$2,667	$72	$626	$276
Engineered Systems	1,987	1,404	302	43	495	—
Distribution Services	71	32	—	10	40	—
Corporate and Other	939	1,036	1,569	276	845	134
	$4,165	$4,183	$4,538	$401	$2,006	$410

	Total Assets		Deferred Revenue
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Segments:
U.S. Markets	$18,503	$27,769	$167	$157
Engineered Systems	21,885	27,435	1,098	1,361
Distribution Services	1,386	261	—	—
Corporate and Other	29,101	32,340	—	—
	$70,875	$87,805	$1,265	$1,518
Orion’s revenue outside the United States is insignificant and Orion has no long-lived assets outside the United States.

NOTE 11 — SUBSEQUENT EVENTS
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and noted no subsequent event requiring accrual or additional disclosure.

NOTE 12 — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results for the years ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended
	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Total
	(in thousands, except per share amounts)
Total revenue	$18,576	$16,751	$15,728	$16,587	$67,642
Gross profit	$4,618	$4,708	$2,913	$3,758	$15,997
Net income (loss)	$(10,870)	$(2,004)	$(3,600)	$(3,652)	$(20,126)
Basic net income per share	$(0.39)	$(0.07)	$(0.13)	$(0.13)	$(0.73)
Shares used in basic per share calculation	27,759	27,672	27,598	27,482	27,628
Diluted net income per share	$(0.39)	$(0.07)	$(0.13)	$(0.13)	$(0.73)
Shares used in diluted per share calculation	27,759	27,672	27,598	27,482	27,628

	Three Months Ended
	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Total
	(in thousands, except per share amounts)
Total revenue	$19,366	$26,138	$13,393	$13,313	$72,210
Gross profit	$2,982	$3,824	$(10,555)	$2,612	$(1,137)
Net income (loss)	$(4,693)	$(4,663)	$(18,346)	$(4,359)	$(32,061)
Basic net income per share	$(0.19)	$(0.21)	$(0.84)	$(0.20)	$(1.43)
Shares used in basic per share calculation	24,071	21,883	21,820	21,669	22,353
Diluted net income per share	$(0.19)	$(0.21)	$(0.84)	$(0.20)	$(1.43)
Shares used in diluted per share calculation	24,071	21,883	21,820	21,669	22,353
The four quarters for net earnings per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2016, pursuant to Exchange Act Rule 13a-15(b) and 15d-15. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have identified a material weaknesses in internal controls over financial reporting described below in Management’s Report on Internal Control and have, therefore, concluded that our disclosure controls and procedures were not effective as of March 31, 2016.
Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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
   Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that evaluation, management concluded that a material weakness exists as described below. A material weakness is “a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statement will not be prevented or detected in a timely basis.”
BDO USA, LLP, independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of March 31, 2016. Their report is in Item 8 under the heading "Reports of Independent Registered Public Accounting Firm" of this Annual Report on Form 10-K.
In connection with the assessment of our internal control over financial reporting as of March 31, 2016, management identified the following material weaknesses that existed as of March 31, 2016:

•
Risk Assessment and Monitoring Activities. We determined that our controls pertaining to risk assessment and monitoring activities did not operate effectively, resulting in a material weakness pertaining to these COSO components. Specifically,

(i) with respect to risk assessment, we did not sufficiently identify and address risks associated with (a) the adequacy of training needs of employees whose job functions bear upon our accounting and financial reporting; and (b) certain processes, further noted in the Control Activities discussion below, resulting in inadequate contract review activities; and (ii) with respect to monitoring activities, (a) we did not maintain effective controls for the review, supervision and monitoring of our accounting operations and for evaluating the adequacy of our internal control over financial reporting; and (b) there were insufficient procedures to effectively determine the adequacy of our internal control over financial reporting. The deficiencies in these COSO components are interrelated and represent a material weakness.

•
Control Activities - Revenue Recognition. The operating effectiveness of our controls were inadequate to ensure that the review of revenue transactions involving contracts and the related accounting entries was performed. Revenue recognition controls ensure that the reported amount and timing of revenue recognition are accurate.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2016, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
Plans for Remediation of Material Weaknesses
Our Board, the Audit & Finance Committee and management have added resources and are developing and implementing new processes, procedures and internal controls to remediate the material weakness that existed in our internal control over financial reporting as it related to contract review and revenue recognition, and our disclosure controls and procedures, as of March 31, 2016.
We have developed a remediation plan (the “Remediation Plan”) to address the material weakness for the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•	Ensure a thorough understanding of the “as is” state, process owners, and procedural or technological gaps causing the deficiency;

•
Design and evaluate a remediation action for the review and analysis of revenue transactions involving contracts; validate or improve the related policy and procedures; evaluate skills of the process owners with regard to the policy and adjust as required;

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and:

•	Review and acceptance of completion of the remediation effort by executive management and the Audit & Finance Committee.

The following are steps we have taken in this process:

•	Late in the fourth quarter of fiscal 2016, we hired a Corporate Controller;

•	We have identified an external resource and have engaged them to perform a detailed accounting analysis on complex non-routine revenue transactions.

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

Changes in Internal Controls Over Financial Reporting

Except as described above in Plans for Remediation of Material Weakness, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to Orion's Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.
Code of Conduct
We have adopted a Code of Conduct that applies to all of our directors, employees and officers, including our principal executive officer, our principal financial officer, our controller and persons performing similar functions. Our Code of Conduct is available on our web site at www.orionlighting.com. Future material amendments or waivers relating to the Code of Conduct will be disclosed on our web site referenced in this paragraph within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to Orion's Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated by reference to Orion's Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.
ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to Orion's Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.
ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to Orion's Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.
PART IV
ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
Our financial statements are set forth in Item 8 of this Form 10-K.

(b)	Financial Statement Schedule

		SCHEDULE II VALUATION and QUALIFYING ACCOUNTS
		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2016	Allowance for Doubtful Accounts	$458	$575	$528	$505
2015	Allowance for Doubtful Accounts	$384	$285	$211	$458
2014	Allowance for Doubtful Accounts	$900	$174	$690	$384

2016	Inventory Obsolescence Reserve	$1,619	$509	$1	$2,127
2015	Inventory Obsolescence Reserve	$2,527	$10,505	$11,413	$1,619
2014	Inventory Obsolescence Reserve	$2,301	$1,995	$1,769	$2,527

EXHIBIT INDEX

Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed November 8, 2013, is hereby incorporated by reference.

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

10.8	Summary of Non-Employee Director Compensation, filed as Exhibit 10.8 to the Registrant's Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.9
Executive Employment and Severance Agreement, dated February 21, 2008, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed February 22, 2008, is hereby incorporated by reference.*

10.10
Executive Employment and Severance Agreement, dated as of September 27, 2012, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.10 to the Registrant's Form 8-K filed September 28, 2012, is hereby incorporated by reference.*

10.11
Executive Employment and Severance Agreement by and between Orion Energy Systems, Inc. and William T. Hull, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 5, 2015, is hereby incorporated by reference.*

10.12	Letter Agreement effective December 1, 2012 between Orion and John H. Scribante, filed as Exhibit 10.15 to Orion's Form 8-K filed on December 6, 2012, is hereby incorporated by reference.*

10.13	Letter Agreement effective December 1, 2012 between Orion and Michael J. Potts, filed as Exhibit 10.16 to Orion's Form 8-K filed on December 6, 2012, is hereby incorporated by reference.*

10.14
Executive Employment and Severance Agreement, dated as of January 1, 2014, by and between Orion Energy Systems, Inc. and Marc Meade filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 6, 2014, is hereby incorporated by reference.*

10.15
Form of Executive Restricted Stock Award Agreement as of May 14, 2014 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan filed as Exhibit 10.17 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.16
Form of Non-Employee Director Restricted Stock Award Agreement as of May 14, 2014 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan filed as Exhibit 10.18 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.17
Form of Executive Restricted Stock Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan , filed as Exhibit 10.18 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.18
Form of Executive Tandem Restricted Stock and Cash Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.19 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.19
Form of Non-Employee Director Restricted Stock Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.20
Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.21 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2016.

ORION ENERGY SYSTEMS, INC.
By:	/s/ JOHN H. SCRIBANTE
John H. Scribante Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 23, 2016.

Signature	Title

/s/ John H. Scribante	Chief Executive Officer and Director (Principal
John H. Scribante	Executive Officer)

/s/ William T. Hull	Chief Financial Officer, Chief Accounting Officer and
William T. Hull	Treasurer (Principal Financial Officer)

/s/ James R. Kackley	Chairman of the Board
James R. Kackley

/s/ Michael W. Altschaefl	Director
Michael W. Altschaefl

/s/ Kenneth L. Goodson, Jr.	Director
Kenneth L. Goodson, Jr.

/s/ Tryg C. Jacobson	Director
Tryg C. Jacobson

/s/ James D. Leslie	Director
James D. Leslie

/s/ Michael J. Potts	Director
Michael J. Potts

/s/ Elizabeth Gamsky Rich	Director
Elizabeth Gamsky Rich

/s/ Thomas N. Schueller	Director
Thomas N. Schueller

/s/ Mark C. Williamson	Director
Mark C. Williamson

/s/ Anthony L. Otten	Director
Anthony L. Otten