Form 10-Q
period 2016-06-30
ORION ENERGY SYSTEMS, INC.
filed 2016-08-03
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

There were 28,113,622 shares of the Registrant’s common stock outstanding on July 29, 2016.

Orion Energy Systems, Inc.
Quarterly Report On Form 10-Q
For The Quarter Ended June 30, 2016

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2016	March 31, 2016
Assets
Cash and cash equivalents	$14,160	$15,542
Accounts receivable, net	13,097	10,889
Inventories, net	15,490	17,024
Deferred contract costs	237	37
Prepaid expenses and other current assets	2,804	5,038
Total current assets	45,788	48,530
Property and equipment, net	14,242	17,004
Other intangible assets, net	4,805	5,048
Long-term accounts receivable	79	108
Other long-term assets	187	185
Total assets	$65,101	$70,875
Liabilities and Shareholders’ Equity
Accounts payable	$10,200	$11,716
Accrued expenses and other	6,336	6,586
Deferred revenue, current	314	243
Current maturities of long-term debt and capital leases	560	746
Total current liabilities	17,410	19,291
Revolving credit facility	2,488	3,719
Long-term debt and capital leases, less current maturities	281	302
Deferred revenue, long-term	1,003	1,022
Other long-term liabilities	443	558
Total liabilities	21,625	24,892
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2016 and March 31, 2016; no shares issued and outstanding at June 30, 2016 and March 31, 2016	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2016 and March 31, 2016; shares issued: 37,517,419 and 37,192,559 at June 30, 2016 and March 31, 2016; shares outstanding: 28,091,049 and 27,767,138 at June 30, 2016 and March 31, 2016	—	—
Additional paid-in capital	152,575	152,140
Treasury stock: 9,426,370 and 9,425,421 common shares at June 30, 2016 and March 31, 2016	(36,077)	(36,075)
Shareholder notes receivable	(4)	(4)
Retained deficit	(73,018)	(70,078)
Total shareholders’ equity	43,476	45,983
Total liabilities and shareholders’ equity	$65,101	$70,875
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2016	2015
Product revenue	$15,352	$15,795
Service revenue	282	792
Total revenue	15,634	16,587
Cost of product revenue	11,419	12,113
Cost of service revenue	189	717
Total cost of revenue	11,608	12,830
Gross profit	4,026	3,757
Operating expenses:
General and administrative	3,901	3,872
Sales and marketing	2,895	3,068
Research and development	481	422
Total operating expenses	7,277	7,362
Loss from operations	(3,251)	(3,605)
Other income (expense):
Other income	100	—
Interest expense	(70)	(91)
Interest income	10	48
Total other income (expense)	40	(43)
Loss before income tax	(3,211)	(3,648)
Income tax (benefit) expense	(271)	4
Net loss and comprehensive loss	$(2,940)	$(3,652)
Basic net loss per share attributable to common shareholders	$(0.11)	$(0.13)
Weighted-average common shares outstanding	27,885,588	27,481,624
Diluted net loss per share	$(0.11)	$(0.13)
Weighted-average common shares and share equivalents outstanding	27,885,588	27,481,624
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(2,940)	$(3,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	389	786
Amortization	243	351
Stock-based compensation	329	385
Loss on sale of property and equipment	—	4
Changes in inventory reserves	254	83
Changes in bad debt reserves	(375)	219
Other	56	19
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	(1,805)	(758)
Inventories	1,280	(1,503)
Deferred contract costs	(200)	(81)
Prepaid expenses and other assets	2,203	977
Accounts payable	(1,516)	2,009
Accrued expenses and other	(285)	(981)
Deferred revenue, current and long-term	52	2
Net cash used in operating activities	(2,315)	(2,140)
Investing activities
Purchase of property and equipment	(53)	(104)
Proceeds from sales of property, plant and equipment	2,600	—
Net cash provided by (used in) investing activities	2,547	(104)
Financing activities
Payment of long-term debt and capital leases	(381)	(521)
Proceeds from revolving credit facility	16,658	5,373
Payment of revolving credit facility	(17,889)	(4,685)
Payment of common stock issuance costs	—	(1)
Payments to settle employee tax withholdings on stock-based compensation	(4)	—
Net proceeds from employee equity exercises	2	12
Net cash (used in) provided by financing activities	(1,614)	178
Net decrease in cash and cash equivalents	(1,382)	(2,066)
Cash and cash equivalents at beginning of period	15,542	20,002
Cash and cash equivalents at end of period	$14,160	$17,936
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
Orion’s corporate offices and primary manufacturing operations are located in Manitowoc, Wisconsin. Orion leases office space in Jacksonville, Florida; Chicago, Illinois; and Houston, Texas. Orion leases warehouse space in Augusta, Georgia.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2017 or other interim periods.
The condensed consolidated balance sheet at March 31, 2016 has been derived from the audited and adjusted consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission on June 23, 2016.
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
Accounts Receivable
Orion’s accounts receivable are due from companies in the commercial, industrial and agricultural industries, as well as wholesalers. Credit is extended based on an evaluation of a customer’s financial condition. Generally, collateral is not required for end users; however, the payment of certain trade accounts receivable from wholesalers is secured by irrevocable standby letters of credit and/or guarantees. Accounts receivable are generally due within 30-60 days. Accounts receivable are stated at the amount Orion expects to collect from outstanding balances. Orion provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after Orion has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. Orion's accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	June 30, 2016	March 31, 2016
Accounts receivable, gross	$13,227	$11,394
Allowance for doubtful accounts	(130)	(505)
Accounts receivable, net	$13,097	$10,889
Financing Receivables
Orion considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of Orion’s financing receivables are as follows:
Aging Analysis as of June 30, 2016 (dollars in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$190	$4	$3	$7	$197
Lease balances included in consolidated accounts receivable—long-term	75	—	—	—	75
Total gross sales-type leases	265	4	3	7	272
Allowance	—	—	—	—	—
Total net sales-type leases	$265	$4	$3	$7	$272

Aging Analysis as of March 31, 2016 (dollars in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$294	$4	$10	$14	$308
Lease balances included in consolidated accounts receivable—long-term	101	—	—	—	101
Total gross sales-type leases	395	4	10	14	409
Allowance	—	—	(9)	(9)	(9)
Total net sales-type leases	$395	$4	$1	$5	$400
Inventories
Inventories consist of raw materials and components, such as drivers, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. Orion reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 24 months, expected demand, and other information indicating obsolescence. Orion records, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value. Orion's inventory balances were as follows (dollars in thousands):

	Cost	Obsolescence Reserve	Net
As of June 30, 2016
Raw materials and components	$9,715	$(1,247)	$8,468
Work in process	1,600	(129)	1,471
Finished goods	6,558	(1,007)	5,551
Total	$17,873	$(2,383)	$15,490

As of March 31, 2016
Raw materials and components	$10,556	$(1,052)	$9,504
Work in process	2,045	(119)	1,926
Finished goods	6,550	(956)	5,594
Total	$19,151	$(2,127)	$17,024
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

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets include the following (dollars in thousands):

	June 30, 2016	March 31, 2016
Unbilled accounts receivable	$2,140	$4,307
Other prepaid expenses	664	731
Total	$2,804	$5,038
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
On June 30, 2016, Orion completed the sale of its Manitowoc manufacturing and distribution facility to Tramontina U.S. Cookware, Inc. ("Tramontina") for gross cash proceeds of $2,600,000, which approximated the assets' net carrying values. In conjunction with the sale, Orion entered into an agreement with Tramontina to leaseback approximately 197,000 square feet of the building for not less than three years, subject to mutual options to reduce the amount of leased space.
Property and equipment were comprised of the following (dollars in thousands):

	June 30, 2016	March 31, 2016
Land and land improvements	$424	$421
Buildings and building improvements	9,245	11,849
Furniture, fixtures and office equipment	7,261	7,233
Leasehold improvements	148	148
Equipment leased to customers	4,997	4,997
Plant equipment	10,987	10,805
Construction in progress	143	128
	33,205	35,581
Less: accumulated depreciation and amortization	(18,963)	(18,577)
Property and equipment, net	$14,242	$17,004
Equipment included above under capital leases was as follows (in thousands):

	June 30, 2016	March 31, 2016
Equipment	$581	$408
Less: accumulated depreciation and amortization	(95)	(65)
Net Equipment	$486	$343
Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $389,000 and $786,000 for the three months ended June 30, 2016 and 2015, respectively.

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
The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	June 30, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,377	$(1,096)	$1,281	$2,377	$(1,053)	$1,324
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,956	—	1,956	1,956	—	1,956
Customer relationships	3,600	(2,667)	933	3,600	(2,512)	1,088
Developed technology	900	(305)	595	900	(265)	635
Non-competition agreements	100	(60)	40	100	(55)	45
Total	$8,991	$(4,186)	$4,805	$8,991	$(3,943)	$5,048
Amortization expense on intangible assets was $243,000 and $351,000 for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the weighted average useful life of intangible assets was 6.07 years.

The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2017	$640
Fiscal 2018	602
Fiscal 2019	426
Fiscal 2020	341
Fiscal 2021	266
Fiscal 2022	170
Thereafter	404
Total	$2,849
Other Long-Term Assets
Other long-term assets include the following (dollars in thousands):

	June 30, 2016	March 31, 2016
Deferred financing costs	$64	$92
Security deposits	116	87
Other	7	6
Total	$187	$185
Deferred financing costs relate to Orion’s revolving credit agreement and are recognized to interest expense straight-line over the remaining term of the credit agreement.
Accrued Expenses and Other
Accrued expenses and other include the following (dollars in thousands):

	June 30, 2016	March 31, 2016
Compensation and benefits	$1,596	$1,794
Sales tax	304	913
Contract costs	502	586
Legal and professional fees (1)	2,786	2,348
Warranty	728	554
Other accruals	420	391
Total	$6,336	$6,586
(1) Includes a $1,400 loss contingency recorded in fiscal 2016.
Orion generally offers a limited warranty of one year on its lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in the Orion's lighting products.
Changes in the Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended June 30,
	2016	2015
Beginning of period (1)	$864	$1,015
Provision to product cost of revenue	175	29
Charges	(1)	18
End of period (1)	$1,038	$1,062
(1) Includes a $310 reserve related to solar operating system warranties.

Revenue Recognition
Revenue is recognized on the sales of our lighting and related energy-efficiency systems and products when the following four criteria are met:
1.persuasive evidence of an arrangement exists;
2.delivery has occurred and title has passed to the customer;
3.the sales price is fixed and determinable and no further obligation exists; and
4.collectability is reasonably assured.
These four criteria are met for Orion’s product-only revenue upon delivery of the product and title passing to the customer. At that time, Orion provides for estimated costs that may be incurred for product warranties and sales returns. Revenues are presented net of sales tax and other sales related taxes.
For sales of Orion’s lighting and energy management technologies under multiple element arrangements, consisting of a combination of product sales and services, Orion determines revenue by allocating the total contract revenue to each element based on their relative selling prices in accordance with ASC 605-25, Revenue Recognition - Multiple Element Arrangements. In such circumstances, Orion uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence (VSOE) of fair value, if available, (2) third-party evidence (TPE) of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how Orion determines estimated selling price is provided below).
The nature of Orion’s multiple element arrangements for the sale of its lighting and energy management technologies is similar to a construction project, with materials being delivered and contracting and project management activities occurring according to an installation schedule. The significant deliverables include the shipment of products and related transfer of title and the installation.
To determine the selling price in multiple-element arrangements, Orion establishes the selling price for its energy management system products using management's best estimate of the selling price, as VSOE or TPE does not exist. Product revenue is recognized when products are shipped. For product revenue, management's best estimate of selling price is determined using a cost plus gross profit margin method. In addition, Orion records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE or TPE does not exist. Service revenue is recognized when services are completed and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. Orion’s service revenues, other than for installation and recycling that are completed prior to delivery of the product, are included in product revenue using management’s best estimate of selling price, as VSOE or TPE does not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services, along with Orion's installation and recycling services, under a multiple-element arrangement, management’s best estimate of selling price is determined by considering economic conditions and trends, customer demand, pricing practices, margin objectives, competition, geographies in which Orion offers its products and services and internal costs. The determination of an estimated selling price is made through consultation with and approval by management, taking into account the preceding factors.
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
For the three months ended June 30, 2016 and 2015, Orion was in a net loss position; therefore, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. The effect of net loss per common share is calculated based upon the following:

	Three Months Ended June 30,
	2016	2015
Numerator:
Net loss (in thousands)	$(2,940)	$(3,652)
Denominator:
Weighted-average common shares outstanding	27,885,588	27,481,624
Weighted-average effect of assumed conversion of stock options and restricted shares (excluded because shares would be anti-dilutive)	—	—
Weighted-average common shares and common share equivalents outstanding	27,885,588	27,481,624
Net loss per common share:
Basic	$(0.11)	$(0.13)
Diluted	$(0.11)	$(0.13)
The following table indicates the number of potentially dilutive securities excluded from the calculation of dilution because their inclusion would have been anit-dilutive. Amounts are as of the end of each period:

	June 30, 2016	June 30, 2015
Common stock options	1,949,846	2,337,636
Restricted shares	1,482,208	1,052,674
Total	3,432,054	3,390,310
Concentration of Credit Risk and Other Risks and Uncertainties
Orion's cash is deposited with three financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three months ended June 30, 2016 and 2015, no supplier accounted for more than 10% of total cost of revenue.
For the three months ended June 30, 2016 and 2015, no customer accounted for more than 10% of revenue.
As of June 30, 2016, no customer accounted for more than 10% of accounts receivable. As of March 31, 2016, one customer accounted for more than 10% of accounts receivable.
Recent Accounting Pronouncements
Recently Adopted Standards
During the quarter ended June 30, 2016, Orion adopted the provisions of ASU 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and the related ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction of the carrying amount of that debt liability, consistent with debt discounts, with the exception of debt issuance costs associated with line of credit agreements which may remain classified as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As Orion’s only deferred debt issuance costs relate to its revolving line of credit, upon adoption of these standards a reclassification of the deferred financing costs was not required and there was no impact on Orion’s condensed consolidated financial statements.
Issued: Not Yet Adopted
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842)." This ASU requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for Orion on April 1, 2019. Management is currently assessing the impact of adoption on its consolidated financial statements.
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
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out (FIFO) or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for Orion on April 1, 2017. Orion is currently assessing the impact of this standard on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Since the issuance of this ASU the FASB has issued further ASU’s to provide additional guidance and clarification as to the application of ASU 2014-09 and delaying its original effective date. These ASU’s are effective for Orion beginning on April 1, 2018 (as amended by ASU 2015-14) and early adoption is not permitted. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU. Orion is currently evaluating the impact and method of adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12.
NOTE 3 — RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2016 and 2015, Orion purchased goods and services in the amount of approximately $2,000 and $6,000, respectively, from an entity for which a director of Orion is a minority owner and serves as president and chairman of the board of directors.

NOTE 4 — LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30, 2016	March 31, 2016
Revolving credit facility	2,488	3,719
Harris seller's note	275	546
Equipment lease obligations	478	345
Customer equipment finance notes payable	34	90
Other long-term debt	54	67
Total long-term debt	3,329	4,767
Less current maturities	(560)	(746)
Long-term debt, less current maturities	$2,769	$4,021
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
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of June 30, 2016, the interest rate was 3.65%. Orion must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of June 30, 2016, Orion had no outstanding letters of credit. Borrowings outstanding as of June 30, 2016, amounted to approximately $2,488,000 and are included in non-current liabilities in the accompanying Consolidated Balance Sheet. Orion estimates that as of June 30, 2016, it was eligible to borrow an additional $1,186,000 under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Orion was in compliance with its covenants in the Credit Agreement as of June 30, 2016.
Harris Seller's Note
On July 1, 2013, Orion issued an unsecured and subordinated promissory note in the principal amount of $3,124,000 to partially fund the acquisition of Harris. The note is included in the table above as Harris seller's note. The note's interest rate was 4% per annum. Principal and interest are payable quarterly. The note matured in July 2016, and was paid in full upon maturity.

Equipment Lease Obligation
In March 2016 and June 2015, Orion entered into two lease agreements with a financing company in the principal amount of $377,000 and $19,000, respectively, to fund certain equipment. The leases are secured by the related equipment. The leases bear interest at a rate of 5.94% and 3.6%, respectively, and mature in June 2020 and February 2018. Both leases contain a one dollar buyout option.
Customer Equipment Finance Notes Payable
In December 2014, Orion entered into a secured borrowing agreement with a financing company in the principal amount of $446,000 to fund completed customer contracts under its OTA finance program that were previously funded under the OTA credit agreement with a major bank, which was terminated in November 2014. This note is included in the table above as customer equipment finance notes payable. The loan amount is secured by the OTA-related equipment and the expected future monthly payments under the supporting 25 individual OTA customer contracts. The borrowing agreement bears interest at a rate of 8.36% and matures in December 2016.
In June 2011, Orion entered into a note agreement with a financial institution that provided Orion with $2,831,000 to fund completed customer contracts under Orion’s OTA finance program. This note is included in the table above as customer equipment finance notes payable in the prior year. The note bore interest at 7.85%, and matured in April 2016, and was paid in full at June 30, 2016. As of June 30, 2016, Orion was in compliance with the debt service covenant.
Other Long-Term Debt
In September 2010, Orion entered into a note agreement with the Wisconsin Department of Commerce that provided Orion with $260,000 to fund Orion’s rooftop solar project at its Manitowoc facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allowed for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and requires monthly payments of $4,600. The note matures in June 2017. The note agreement requires Orion to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. Orion was in compliance with all covenants in the note agreement as of June 30, 2016.
NOTE 5 — INCOME TAXES
The income tax provision for the three months ended June 30, 2016 was determined by applying an estimated annual effective tax rate of (0.3)% to loss before taxes. Orion had discrete tax items in the first quarter of fiscal 2017 that increased the rate by 8.8% which resulted in a net rate for the quarter of 8.5%. The discrete tax items in the quarter related to federal tax refunds and the release of a valuation reserve. The estimated effective tax rate for the three month period ended June 30, 2015 was (0.1)%. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits.
Orion is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options (NQSOs) over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return.
As of June 30, 2016, Orion has federal net operating loss carryforwards of approximately $56,216,000, of which $3,273,000 are associated with the exercise of NQSOs that have not yet been recognized by Orion in its financial statements. Orion also has state net operating loss carryforwards of approximately $40,576,000, of which $3,771,000 are associated with the exercise of NQSOs. Orion also has federal tax credit carryforwards of approximately $1,403,000 and state tax credits of $724,000. Orion's net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2020 and 2036. As of June 30, 2016, Orion has recorded a valuation allowance of $26,612,000 equaling the net deferred tax asset due to the uncertainty of its realization value in the future. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of June 30, 2016, the balance of gross unrecognized tax benefits was approximately $113,000, all of which would reduce Orion’s effective tax rate if recognized.
Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits.

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under operating leases was $102,000 and $111,000 for the three months ended June 30, 2016 and 2015, respectively.
On March 1, 2016, Orion entered into a lease agreement as a lessor for excess office space at its corporate headquarters in Manitowoc, WI. The initial term of the lease is 24 months and the tenant has the option to extend the term for up to three additional twelve-month periods. The monthly rental payment Orion receives is $21,000 and is included in general and administrative expenses.
On March 31, 2016, Orion entered into a purchase and sale agreement ("Agreement") with Tramontina U.S. Cookware, Inc., to sell and leaseback its manufacturing and distribution facility for a gross cash purchase price of approximately $2,600,000. The transaction closed on June 30, 2016. Pursuant to the Agreement, a lease was entered into on June 30, 2016, in which Orion is leasing approximately 197,000 square feet of the building for not less than three years, with rent at $2.00 per square foot per annum. Orion's monthly payment under this lease is approximately $40,000. The lease contains options by either party to reduce the amount of leased space after March 1, 2017.
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
State Tax Assessment
Orion negotiated a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of its products for tax purposes under Wisconsin law. Orion resolved this matter with the Wisconsin Department of Revenue in June 2016 for $460,000.

NOTE 7 — SHAREHOLDERS’ EQUITY
Employee Stock Purchase Plan
In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. Orion had the following shares issued from treasury during the three months ended June 30, 2016:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended June 30, 2016	1,771	$1.16	—	—	—
Total	1,771	$1.16	—	$—	$—
In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. As of June 30, 2016 and March 31, 2016, $4,000 of such loans remained outstanding and are reflected on Orion’s balance sheet as a contra-equity account.
NOTE 8 — STOCK OPTIONS AND RESTRICTED SHARES
Orion has historically granted stock options and restricted stock under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans (Plans). Under the terms of the Plans, Orion has reserved 13,500,000 shares for issuance to key employees, consultants and directors. Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program. The Plans also provide to certain employees accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances. Orion has not issued stock options since fiscal 2014 and instead has issued restricted stock under the Plans.
Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. Orion did not issue any stock options during the three months ended June 30, 2016 or during fiscal 2016 or 2015.
For the three months ended June 30, 2016, an aggregate of 771,252 restricted shares, of which 57,065 were issued to an executive in lieu of cash compensation, were granted valued at a price per share of between $1.38 and $1.50, which was the closing market price as of each grant date. For the three months ended June 30, 2015, an aggregate of 485,184 restricted shares were granted valued at a price per share of between $2.21 and $2.62, which was the closing market price as of each grant date.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended June 30,
	2016	2015
Cost of product revenue	$14	$10
General and administrative	267	282
Sales and marketing	31	79
Research and development	17	14
Total	$329	$385

The following table summarizes information with respect to the Plans:

	Outstanding Awards
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2016	787,686	2,017,046	$3.32	4.54
Granted stock options	—	—	—
Granted shares	(19,927)	—	—
Restricted shares	(714,187)	—	—
Forfeited restricted shares	37,500	—	—
Forfeited stock options	67,200	(67,200)	5.11
Exercised	—	—	—
Balance at June 30, 2016	158,272	1,949,846	$3.26	4.43	$0.00
Exercisable at June 30, 2016		1,783,746	$3.34	4.42	$0.00
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of Orion’s closing common stock price of $1.16 as of June 30, 2016.
A summary of the status of Orion’s outstanding non-vested stock options as of June 30, 2016 was as follows:

Non-vested at March 31, 2016	205,900
Granted	—
Vested	(38,600)
Forfeited	(1,200)
Non-vested at June 30, 2016	166,100
As of June 30, 2016, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $200,000 over a remaining weighted average expected term of 1.27 years.

During the first three months of fiscal 2017, Orion granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2016	1,053,389
Shares issued	714,187
Shares vested	(247,868)
Shares forfeited	(37,500)
Shares outstanding at June 30, 2016	1,482,208
Per share price on grant date	$1.34 - $6.80
As of June 30, 2016, the weighted average grant-date fair value of restricted shares granted was $1.38.
As of June 30, 2016, the amount of deferred stock-based compensation expense related to grants of restricted shares, to be recognized over a remaining period of 2.47 years, was approximately $2,500,000.

NOTE 9 — SEGMENTS
Orion has the following business segments: Orion U.S. Markets Division ("USM"), Orion Engineered Services Division ("OES") and Orion Distribution Services Division ("ODS").The accounting policies are the same for each business segment as they are on a consolidated basis.
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

	Revenues		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
(dollars in thousands)
Segments:
Orion U.S. Markets	$5,901	$11,633	$(57)	$38
Orion Engineered Systems	6,800	4,830	(769)	(1,666)
Orion Distribution Services	2,933	124	(728)	(65)
Corporate and Other	—	—	(1,697)	(1,912)
	$15,634	$16,587	$(3,251)	$(3,605)
NOTE 10 — SUBSEQUENT EVENTS
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
Our lighting products consist primarily of LED and High Intensity Fluorescent ("HIF") lighting fixtures. Our principal customers include national accounts, Energy Service Companies ("ESCOs"), electrical contractors and electrical distributors. Currently, substantially all of our products are manufactured at our production facility location in Manitowoc, Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve and in order to provide versatility in our product development.
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
Our ability to achieve our desired growth and profitability depends on our ability to expand our reseller network, develop recurring revenue streams, effectively engage distribution and sales agents and improve our marketing, new product development, project management, margin enhancement and operating expense management, as well as other factors. In addition, the gross margins of our products can vary significantly depending upon the types of products we sell, with margins ranging from 15% to

50%. As a result, a change in the total mix of our sales toward higher or lower margin products can cause our profitability to fluctuate from period to period.
Our fiscal year ends on March 31. We refer to our prior fiscal years which ended on March 31, 2015 as “fiscal 2015”, and the year ended on March 31, 2016, as “fiscal 2016”, and our current fiscal year, which ends on March 31, 2017, as “fiscal 2017.” Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
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

•	Increasing LED lighting product customer sales compared to decreasing HIF product sales.

•	Generally lower LED product gross margins than those typically realized on sales of legacy lighting products.

•	A broader and more diverse customer base and market opportunities compared to our historical commercial and industrial facility customers.

•	Increased importance of highly innovative product designs and features, and faster speed to market product research and development capabilities.

•	Significantly reduced product technology life cycles; significantly shorter product inventory shelf lives and the related increased risk of rapidly occurring product technology obsolescence.

•	Increased reliance on international component sources.

•	Less internal product fabrication and production capabilities needed to support LED product assembly.

•	Different and broader types of components, fabrication and assembly processes needed to support LED product assembly compared to our legacy products.

•	Expanding customer bases and sales channels.

•	Significantly longer end user product warranty requirements for LED products compared to our legacy products.
As we continue to focus our primary business on selling our LED product lines to respond to the rapidly changing market dynamics in the lighting industry, we face intense competition from an increased number of other LED product companies, a number of which have substantially greater resources and more experience and history with LED lighting products than we do.
Recent Developments
On June 30, 2016, we sold to, and leased back from, Tramontina U.S. Cookware, Inc. our Manitowoc manufacturing facility for gross cash proceeds of approximately $2,600,000. The agreement included a lease pursuant to which we have leased approximately 197,000 square feet of the building for a term of not less than three years with rent at $2.00 per square foot per annum. The lease contains options by either party to reduce the amount of leased space after March 1, 2017 given sufficient notice.
Fiscal 2017 Outlook
Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. We believe that customer purchases of LED lighting systems will continue to increase in the near-term as expected improvements in LED performance and expected decreases in LED product costs to make our LED products even more economically compelling to our customers. Our near-term optimism is based upon: (i) our efforts to expand our distribution services customer base; (ii) our intentions to continue to selectively expand our sales force; (iii) our investments into new high-performance LED industrial lighting fixtures; (iv) our recent improvements in gross margin as a result of our cost containment initiatives and development of higher-performance LED products; and (v) the increasing volume of unit sales of our new products, specifically our LED high bay lighting fixtures. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, government and retail markets, the continued development of our new products and product enhancements, including our new LED product offerings, our efforts to expand our channels of distribution and our cost reduction initiatives. As we continue to adapt to the rapidly evolving lighting market, we have implemented significant changes to our manufacturing operations to increase our flexibility, lower our cost structure and remain competitive. Implementing these initiatives may result in additional upfront cost and expenses, including asset impairment or write-down charges and other repositioning expenses and charges, which would likely materially adversely affect our reported results of operations.
We continue to expect that our revenues and gross margin will increase during the remainder of fiscal 2017 as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher-margin LED high bay products and increased utilization of our manufacturing facility. During the remainder of fiscal 2017, we expect to continue to see improvements in our LED product gross margin related to LED products as a result of our negotiated price decreases for lighting components and the benefits of our cost containment initiatives. Our anticipated increase in revenues in fiscal 2017 may impact our available cash and borrowing capacity as a result of the high capital costs associated with the increase in the sales of our products from existing levels. As a result, we have pursued various alternative sources of liquidity, such as the sale and leaseback of our manufacturing facility, which was completed on June 30, 2016.
We expect that our marketing expenditures will increase in the remainder of fiscal 2017 primarily to support more robust customer lead generation and to further enhance our brand awareness with our agents to support their efforts to sell our products through our new indirect channel partners.
Results of Operations
The following table sets forth the line items of our condensed consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages and per share amounts):

	Three Months Ended June 30,
	2016	2015		2016	2015
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$15,352	$15,795	(2.8)%	98.2%	95.2%
Service revenue	282	792	(64.4)%	1.8%	4.8%
Total revenue	15,634	16,587	(5.7)%	100.0%	100.0%
Cost of product revenue	11,419	12,113	(5.7)%	73.0%	73.0%
Cost of service revenue	189	717	(73.6)%	1.2%	4.3%
Total cost of revenue	11,608	12,830	(9.5)%	74.2%	77.3%
Gross profit	4,026	3,757	7.2%	25.8%	22.7%
General and administrative expenses	3,901	3,872	0.7%	25.0%	23.4%
Sales and marketing expenses	2,895	3,068	(5.6)%	18.5%	18.5%
Research and development expenses	481	422	14.0%	3.1%	2.5%
Loss from operations	(3,251)	(3,605)	9.8%	(20.8)%	(21.7)%
Other income	100	—	NM	0.6%	—%
Interest expense	(70)	(91)	23.1%	(0.4)%	(0.6)%
Interest income	10	48	(79.2)%	0.1%	0.3%
Loss before income tax	(3,211)	(3,648)	12.0%	(20.5)%	(22.0)%
Income tax (benefit) expense	(271)	4	NM	(1.7)%	—%
Net loss and comprehensive loss	$(2,940)	$(3,652)	19.5%	(18.8)%	(22.0)%

*NM - Not Meaningful
Revenue. Product revenue decreased 2.8%, or $443,000, for the first quarter fiscal 2017 versus the first quarter fiscal 2016. The slight decrease in product revenue was primarily a result of timing of delivery on several large deals at the end of the first quarter fiscal 2017. Sales also decreased due to the impact of transitioning our distribution sales channel to an agent driven model. LED lighting revenue increased by 18.7% from $9,558,000 in the first quarter fiscal 2016 to $11,344,000 in the first quarter of fiscal 2017. Service revenue decreased 64.4%, or $510,000, primarily due to more solar projects and more installation project revenue in the first quarter fiscal 2016 when compared to the first quarter fiscal 2017. Total revenue decreased by 5.7%, or $953,000, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Our cost of product revenue decreased 5.7%, or $694,000, in the first quarter fiscal 2017 versus the comparable period in fiscal 2016 due primarily to lower component costs and cost containment initiatives. Our cost of service revenue decreased 73.6%, or $528,000 in the first quarter fiscal 2017 versus the comparable period in fiscal 2016 primarily due to lower service revenue in the first quarter fiscal 2017. Gross margin improved from 22.7% of revenue in the first quarter fiscal 2016 to 25.8% in the first quarter fiscal 2017. Our lighting gross margin was positively impacted by a favorable mix of higher-priced and higher-margin LED high bay fixtures, negotiated price decreases for lighting components, and the benefits of our cost containment initiatives.

Operating Expenses
General and Administrative. Our general and administrative expenses increased 0.7%, or $29,000, in the first quarter fiscal 2017 compared to the first quarter of 2016, primarily due to increases in employee costs, legal and consulting expenses.
Sales and Marketing. Our sales and marketing expenses decreased 5.6%, or $173,000, in the first quarter fiscal 2017 compared to the first quarter fiscal 2016. The decrease was primarily due to a decrease in bad debt expense in the first quarter fiscal 2017 when compared to the first quarter fiscal 2016.
Research and Development. Our research and development expenses increased by 14.0% or $59,000, in the first quarter fiscal 2017 compared to the first quarter fiscal 2016 primarily due to our investment in product innovation related to our new product development.
Other income. Our other income in the first quarter fiscal 2017 represented product royalties received from a licensing agreement for one of Orion’s patents.
Interest Expense. Our interest expense in the first quarter fiscal 2017 decreased by 23.1%, or $21,000, from the first quarter fiscal 2016. The decrease in interest expense was due to a decrease in borrowings under our revolving credit facility.
Interest Income. Our interest income in the first quarter fiscal 2017 decreased by 79.2%, or $38,000, from the first quarter fiscal 2016. Our interest income decreased as we continue to increase the utilization of third party finance providers for a majority of our financed projects.
Income Taxes. Our income tax benefit in the first quarter fiscal 2017 represented federal tax refunds and the release of a valuation reserve. Our normal income tax expense is due primarily to minimum state tax liabilities.
Orion U.S. Markets Division
Our Orion U.S. Markets Division ("USM") sells lighting solutions into the wholesale markets.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended June 30,
	2016	2015	% Change
Revenues	$5,901	$11,633	(49.3)%
Operating (loss) income	$(57)	$38	(250.0)%
Operating margin	(1.0)%	0.3%
USM segment revenue decreased from the first quarter fiscal 2016 by 49.2%, or $5,725,000. The decrease in revenue during the first quarter fiscal 2017 compared to the first quarter a year ago was primarily due to our transition to more distribution sales through manufacturer representative agents.
USM segment operating income in the first quarter fiscal 2017 decreased from the first quarter fiscal 2016 by $95,000. The decrease in operating income in fiscal 2017 was primarily due to the reduction in sales related to the transition to more distribution sales through manufacturer representative agents as described above.
Orion Engineered Systems Division
Our Orion Engineered Systems Division ("OES") sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES also provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousand):

	For the Three Months Ended June 30,
	2016	2015	% Change
Revenues	$6,800	$4,830	40.8%
Operating loss	$(769)	$(1,666)	53.8%
Operating margin	(11.3)%	(34.5)%
OES revenue increased in first quarter of fiscal 2017 by 40.8%, or $1,970,000, compared to the first quarter fiscal 2016. This increase in revenue was primarily driven by an increase in lighting revenue due to an increase in customer capital spending within the manufacturing and industrial sector.
OES segment operating loss in the first quarter fiscal 2017 improved by $897,000, from the first quarter fiscal 2016. The increase was due to improvements to our first quarter fiscal 2017 revenues, gross margin related to cost decreases on LED components and a reduction in bad debt expense.
Orion Distribution Services Division
Our Orion Distribution Services Division ("ODS") sells lighting products to a developing network of North American broadline distributors.
The following table summarizes our ODS segment operating results (dollars in thousand):

	For the Three Months Ended June 30,
	2016	2015	% Change
Revenues	2,933	124	NM
Operating loss	(728)	(65)	NM
Operating margin	(24.8)%	(52.4)%
ODS segment revenue increased in the first quarter fiscal 2017 from the first quarter fiscal 2016 by $2,809,000. The increase in revenue in fiscal 2017 was due to our transition from wholesale to distribution channel sales through manufacturer representative agents.
ODS segment operating loss increased by $663,000, in the first quarter fiscal 2017 compared to the first quarter fiscal 2016. The operating loss was due to the increased contribution margin dollars earned from our increasing revenue offset by our continued investment in selling costs to complete our selling channel transition.
Liquidity and Capital Resources
Overview
We had approximately $14,160,000 in cash and cash equivalents as of June 30, 2016, compared to $15,542,000 at March 31, 2016. Our cash and cash position as of June 30, 2016 benefited from the gross proceeds of our $2,600,000 sale and leaseback of our manufacturing facility.
Our future liquidity needs are dependent upon many factors, including our relative revenue, gross margins, cash management practices, capital expenditures, pending or future litigation results, cost containment measures and future potential acquisition transactions. In addition, our working capital costs and needs increase disproportionately as we increase sales from existing levels. Based on our current expectations, while we anticipate realizing improved net income performance during fiscal 2017, we also currently believe that we will experience negative working capital cash flows during some quarters of fiscal 2017. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements during the near-term, there can be no assurance to that effect. We are pursuing various alternative sources of liquidity to help ensure that we will have adequate available cash to satisfy our working capital needs. We have also implemented certain inventory management practices which should help to reduce our inventory levels and enhance our cash position. If we experience significant liquidity constraints, we may be required to reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash and obtain alternative sources of liquidity.
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Operating activities	$(2,315)	$(2,140)
Investing activities	2,547	(104)
Financing activities	(1,614)	178
Decrease in cash and cash equivalents	$(1,382)	$(2,066)
Cash Flows Related to Operating Activities. Cash used in operating activities primarily consisted of a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, deferred income taxes, and the effect of changes in working capital and other activities.
Cash used in operating activities for the first quarter fiscal 2017 was $2,315,000 and consisted of net cash used by changes in operating assets and liabilities of $271,000 and a net loss adjusted for non-cash expense items of $2,044,000. Cash used by changes in operating assets and liabilities consisted of an increase of $1,805,000 in accounts receivable due to the increase in lighting revenue and the timing of collections from customers at period end, a decrease in accounts payable of $1,516,000 due to the timing of payments on balances from year end, a decrease of $285,000 in accrued expenses due to the payment of a state tax liability offset by accrued project installation costs. Cash provided by changes in operating assets and liabilities included a decrease of $1,280,000 in inventory due to Orion's continued inventory management efforts and reduced LED pricing, a decrease in prepaid and other assets of $2,203,000 primarily due to the timing of project billings, and an increase in deferred revenue of $52,000 due to project completions.
Cash used in operating activities for the first quarter fiscal 2016 was $2,140,000 and consisted of net cash used by changes in operating assets and liabilities of $335,000 and a net loss adjusted for non-cash expense items of $1,805,000. Cash used by changes in operating assets and liabilities consisted of an increase of $758,000 in accounts receivable due to the delays in cash collections of government projects and utility incentives related to several large national account projects, an increase in inventory of $1,503,000 due to the increasing mix of higher value LED component products and finished goods requiring deposit payments at time of shipment, and a decrease in accrued expenses of $981,000 related to the timing of accrued project installation costs and legal costs. Cash provided by changes in operating assets and liabilities included an increase of $2,009,000 in accounts payable related to inventory purchases and favorable vendor payment terms and a decrease in prepaid and other expenses of $977,000 due to a reduction in unbilled revenue related to the timing of customer billings.
Cash Flows Related to Investing Activities. Cash provided by investing activities was $2,547,000 in the first quarter fiscal 2017 which consisted of $2,600,000 of proceeds from the sale of the Manitowoc manufacturing facility. Cash used by investing activities for the first quarter fiscal 2017 of $53,000 was for capital improvements related to production enhancements and technology purchases.
Cash used in the first quarter fiscal 2016 was $104,000 which included capital improvements related to the build out of our Chicago innovation hub, investments for marketing and trade show signage to reflect our new brand and new product tooling.
Cash Flows Related to Financing Activities. Cash used in financing activities was $1,614,000 for the first quarter fiscal 2017. This included $381,000 cash used for the repayment of long-term debt and net payments on the revolving credit facility of $1,231,000.
Cash provided by financing activities was $178,000 for the first quarter fiscal 2016. This included $688,000 in net borrowings against the revolving credit facility, partially offset by debt principal payments of $521,000.

Working Capital
Our net working capital as of June 30, 2016 was $28,378,000, consisting of $45,788,000 in current assets and $17,410,000 in current liabilities. Our net working capital as of March 31, 2016 was $29,239,000, consisting of $48,530,000 in current assets and $19,291,000 in current liabilities. Our current accounts receivable balance increased by $2,208,000 from the fiscal 2016 year-end due to the timing of sales during the quarter. Our current inventory decreased from the fiscal 2016 year-end by $1,534,000 due to decreases in raw materials and components due to better management of purchasing activities to enable more efficient throughput and an increase in the inventory reserve. Our prepaid and other current assets decreased by $2,234,000 due to decreased unbilled revenue for completed projects from fiscal year end of 2016. Our accounts payable increased by $1,516,000 due to the timing of purchases and payments for the first quarter fiscal 2017. Our accrued expenses decreased from our fiscal 2016 year end by $250,000 due to the payment of a state tax settlement offset by increases in legal and warranty accruals.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
On February 6, 2015, we entered into a credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on February 6, 2018. Borrowings under the Credit Facility are initially limited to $15,000,000, subject to a borrowing base requirement based on eligible receivables and inventory. The Credit Facility includes a $2,000,000 sublimit for the issuance of letters of credit.
From and after any increase in the Credit Facility limit from $15,000,000 to $20,000,000, the Credit Agreement requires us to maintain, as of the end of each month, a minimum ratio for the trailing 12-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement also contains other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets.
Each subsidiary is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of our and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of June 30, 2016, the interest rate was 3.65%. We must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of June 30, 2016, we had no outstanding letters of credit. Borrowings outstanding as of June 30, 2016, amounted to approximately $2,488,000 and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheet. We estimate that, as of June 30, 2016, we were eligible to borrow an additional $1,186,000 under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Capital Spending
Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $53,000 and $104,000 for the three-month periods ended June 30, 2016 and 2015, respectively. We plan to incur approximately $1,000,000 in capital expenditures in fiscal 2017. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.

Backlog
Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog at June 30, 2016 totaled $12,600,000 and at March 31, 2016 totaled $5,600,000.  We generally expect our backlog to become revenue within one year.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventories, allowance for doubtful accounts, recoverability of long-lived assets, indefinite lived intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2016. For the three months ended, June 30, 2016, there were no material changes in our accounting policies.
Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included elsewhere in this report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2016. There have been no material changes to such exposures since March 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Material Weaknesses on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In connection with our assessment of the effectiveness of internal control over financial reporting, we identified the following material weaknesses that existed as of March 31, 2016 and that continued to exist as of June 30, 2016. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The material weaknesses discussed above could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. As a result of the material weaknesses identified, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016 or June 30, 2016. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, we enhanced our closing procedures to ensure that, in all material respects, our financial statements are presented in conformity with GAAP and free of material misstatement as of and for the periods ended March 31, 2016 and June 30, 2016.
Changes in Internal Control over Financial Reporting
Subsequent to our March 31, 2016 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing the operating effectiveness of new controls, as described below under “Remedial Actions to Address Material Weaknesses” with respect to the material weaknesses identified during the fiscal year ended March 31, 2016, we will provide an update on the status of our remediation activities on a quarterly basis.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than progress with respect to the implementation of certain remediation efforts, as described below.
Remedial Actions to Address Material Weaknesses
We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that our new or improved controls operate effectively for a reasonable period of time. If appropriate, we expect to make further changes to our internal controls. The following actions have been taken, are in process of being taken or we expect to take as soon as practicable, to strengthen our controls and organizational structure:

•
Design and evaluate the process for the review and analysis of complex revenue transactions involving multiple elements; validate or improve the related policy and procedures; evaluate skills of the process owners with regard to the policy and adjust as required;

•
Revenue related remediation steps completed include the implementation of a number of control enhancements throughout the revenue process. New procedures and enhanced review controls have been implemented in the following areas: the sales order self-assessment audit process validation and review, credit approval process enhancements, contract review procedures, sub-assertion process training and an enhanced review of sub-assertions by management, bonding fee revenue review, deferred revenue review procedures, and multiple element accounting training and review. Communication of the changes, training, updates to policies and procedures, and additional staffing is currently in process.

•
Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps. We are providing additional training to employees whose job functions bear upon our accounting and financial reporting, including members of the sales and operations departments, in order to ensure that our employees develop a greater understanding of the control activities that they perform;

•
We are enhancing our risk assessment process with regard to control design deficiencies. We plan to perform a more robust assessment of risks impacting our accounting and financial reporting and implement new controls or revise existing controls to address such risks. Risk assessment and control monitoring remediation steps completed include the implementation of a number of control enhancements.

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and:

•	Review and acceptance of completion of the remediation effort by executive management and the Audit & Finance Committee.
While progress has been made, there are additional controls that we need to continue to design and implement, existing controls that require further enhancement to prevent or detect a material misstatement in our financial statements, and additional training to be provided to our employees. These enhanced controls have not yet operated for a sufficient period of time to conclude they are operating effectively, therefore the material weakness has been deemed to continue to exist.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on Orion’s future results of operations.
There have been no material changes to the legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which we filed with the SEC on June 23, 2016.

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which we filed with the SEC on June 23, 2016 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2016.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended June 30, 2016

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