Form 10-Q
period 2016-09-30
ORION ENERGY SYSTEMS, INC.
filed 2016-11-03
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

There were 28,252,123 shares of the Registrant’s common stock outstanding on October 28, 2016.

ORION ENERGY SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2016	March 31, 2016
Assets
Cash and cash equivalents	$18,734	$15,542
Accounts receivable, net	12,236	10,889
Inventories, net	17,007	17,024
Deferred contract costs	392	37
Prepaid expenses and other current assets	1,187	5,038
Total current assets	49,556	48,530
Property and equipment, net	14,049	17,004
Other intangible assets, net	4,779	5,048
Long-term accounts receivable	13	108
Other long-term assets	168	185
Total assets	$68,565	$70,875
Liabilities and Shareholders’ Equity
Accounts payable	$12,383	$11,716
Accrued expenses and other	5,741	6,586
Deferred revenue, current	601	243
Current maturities of long-term debt and capital leases	242	746
Total current liabilities	18,967	19,291
Revolving credit facility	4,860	3,719
Long-term debt and capital leases, less current maturities	237	302
Deferred revenue, long-term	983	1,022
Other long-term liabilities	443	558
Total liabilities	25,490	24,892
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2016 and March 31, 2016; no shares issued and outstanding at September 30, 2016 and March 31, 2016	—	—
Common stock, no par value: Shares authorized: 200,000,000 at September 30, 2016 and March 31, 2016; shares issued: 37,641,409 at September 30, 2016 and 37,192,559 at March 31, 2016; shares outstanding: 28,214,852 at September 30, 2016 and 27,767,138 at March 31, 2016	—	—
Additional paid-in capital	153,142	152,140
Treasury stock, common shares: 9,426,557 at September 30, 2016 and 9,425,421 at March 31, 2016	(36,075)	(36,075)
Shareholder notes receivable	(4)	(4)
Retained deficit	(73,988)	(70,078)
Total shareholders’ equity	43,075	45,983
Total liabilities and shareholders’ equity	$68,565	$70,875
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Product revenue	$17,675	$14,982	$33,027	$30,778
Service revenue	995	746	1,277	1,538
Total revenue	18,670	15,728	34,304	32,316
Cost of product revenue	11,752	12,301	23,171	24,414
Cost of service revenue	674	515	863	1,232
Total cost of revenue	12,426	12,816	24,034	25,646
Gross profit	6,244	2,912	10,270	6,670
Operating expenses:
General and administrative	3,598	3,403	7,499	7,274
Sales and marketing	3,125	2,634	6,020	5,703
Research and development	517	441	998	863
Total operating expenses	7,240	6,478	14,517	13,840
Loss from operations	(996)	(3,566)	(4,247)	(7,170)
Other income (expense):
Other income	90	—	190	—
Interest expense	(68)	(60)	(138)	(151)
Interest income	14	32	24	80
Total other income (expense)	36	(28)	76	(71)
Loss before income tax	(960)	(3,594)	(4,171)	(7,241)
Income tax expense (benefit)	10	6	(261)	11
Net loss and comprehensive loss	$(970)	$(3,600)	$(3,910)	$(7,252)
Basic net loss per share attributable to common shareholders	$(0.03)	$(0.13)	$(0.14)	$(0.26)
Weighted-average common shares outstanding	28,171,899	27,598,492	28,029,526	27,540,378
Diluted net loss per share	$(0.03)	$(0.13)	$(0.14)	$(0.26)
Weighted-average common shares and share equivalents outstanding	28,171,899	27,598,492	28,029,526	27,540,378
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(3,910)	$(7,252)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	755	1,561
Amortization	482	704
Stock-based compensation	868	738
Loss on sale of property and equipment	—	18
Changes in inventory reserves	443	12
Provision for bad debts	67	227
Other	112	38
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	(1,320)	2,383
Inventories	(426)	(1,627)
Deferred contract costs	(356)	(60)
Prepaid expenses and other assets	3,813	1,262
Accounts payable	667	(2,309)
Accrued expenses and other	(880)	(877)
Deferred revenue, current and long-term	319	(138)
Net cash provided by (used in) operating activities	634	(5,320)
Investing activities
Purchase of property and equipment	(226)	(179)
Additions to patents and licenses	(213)	(11)
Proceeds from sales of property, plant and equipment	2,600	—
Net cash provided by (used in) investing activities	2,161	(190)
Financing activities
Payment of long-term debt and capital leases	(743)	(1,000)
Proceeds from revolving credit facility	41,211	27,088
Payment of revolving credit facility	(40,071)	(27,125)
Payment of common stock issuance costs	—	(1)
Payments to settle employee tax withholdings on stock-based compensation	(4)	(20)
Net proceeds from employee equity exercises	4	12
Net cash provided by (used in) financing activities	397	(1,046)
Net increase (decrease) in cash and cash equivalents	3,192	(6,556)
Cash and cash equivalents at beginning of period	15,542	20,002
Cash and cash equivalents at end of period	$18,734	$13,446
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
Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion leases office space in Jacksonville, Florida; Chicago, Illinois; and Houston, Texas. Orion also leases warehouse space in Manitowoc, Wisconsin and Augusta, Georgia.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission on June 23, 2016.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence and allowance for doubtful accounts, accruals for warranty and loss contingencies, income taxes and certain equity transactions. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
Orion considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
Orion’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other, revolving credit facility and long-term debt. The carrying amounts of Orion’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, or in the case of long-term debt and revolving credit facility, because of the interest rates currently available to Orion for similar obligations. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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

	September 30, 2016	March 31, 2016
Accounts receivable, gross	$12,400	$11,394
Allowance for doubtful accounts	(164)	(505)
Accounts receivable, net	$12,236	$10,889
Financing Receivables
Orion considers its lease balances included in consolidated current and long-term accounts receivable from its Orion Throughput Agreement, or OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of Orion’s financing receivables are as follows:
Aging Analysis as of September 30, 2016 (dollars in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$119	$1	$3	$4	$123
Lease balances included in consolidated accounts receivable—long-term	13	—	—	—	13
Total gross sales-type leases	132	1	3	4	136
Allowance	—	—	—	—	—
Total net sales-type leases	$132	$1	$3	$4	$136

Aging Analysis as of March 31, 2016 (dollars in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$294	$4	$10	$14	$308
Lease balances included in consolidated accounts receivable—long-term	101	—	—	—	101
Total gross sales-type leases	395	4	10	14	409
Allowance	—	—	(9)	(9)	(9)
Total net sales-type leases	$395	$4	$1	$5	$400
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

	Cost	Obsolescence Reserve	Net
As of September 30, 2016
Raw materials and components	$9,356	$(1,279)	$8,077
Work in process	1,280	(136)	1,144
Finished goods	8,941	(1,155)	7,786
Total	$19,577	$(2,570)	$17,007

As of March 31, 2016
Raw materials and components	$10,556	$(1,052)	$9,504
Work in process	2,045	(119)	1,926
Finished goods	6,550	(956)	5,594
Total	$19,151	$(2,127)	$17,024
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

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled revenue, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets include the following (dollars in thousands):

	September 30, 2016	March 31, 2016
Unbilled accounts receivable	$524	$4,307
Other prepaid expenses	663	731
Total	$1,187	$5,038
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
Property and equipment were comprised of the following (dollars in thousands):

	September 30, 2016	March 31, 2016
Land and land improvements	$425	$421
Buildings and building improvements	9,245	11,849
Furniture, fixtures and office equipment	6,997	7,233
Leasehold improvements	162	148
Equipment leased to customers	4,997	4,997
Plant equipment	11,322	10,805
Construction in progress	152	128
	33,300	35,581
Less: accumulated depreciation and amortization	(19,251)	(18,577)
Property and equipment, net	$14,049	$17,004
Equipment included above under capital leases was as follows (in thousands):

	September 30, 2016	March 31, 2016
Equipment	$581	$408
Less: accumulated depreciation and amortization	(131)	(65)
Net Equipment	$450	$343
Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $366,000 and $755,000 for the three and six months ended September 30, 2016, respectively, and $766,000 and $1,561,000 for the three and six months ended September 30, 2015, respectively.

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
The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	September 30, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,581	$(1,135)	$1,446	$2,377	$(1,053)	$1,324
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,965	—	1,965	1,956	—	1,956
Customer relationships	3,600	(2,821)	779	3,600	(2,512)	1,088
Developed technology	900	(346)	554	900	(265)	635
Non-competition agreements	100	(65)	35	100	(55)	45
Total	$9,204	$(4,425)	$4,779	$8,991	$(3,943)	$5,048
Amortization expense on intangible assets was $239,000 and $353,000 for the three months ended September 30, 2016 and 2015, respectively.
Amortization expense on intangible assets was $482,000 and $704,000 for the six months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, the weighted average useful life of intangible assets was 6.18 years.

The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2017	$415
Fiscal 2018	616
Fiscal 2019	440
Fiscal 2020	354
Fiscal 2021	280
Fiscal 2022	162
Thereafter	547
Total	$2,814
Other Long-Term Assets
Other long-term assets include the following (dollars in thousands):

	September 30, 2016	March 31, 2016
Deferred financing costs	$37	$92
Security deposits	116	87
Other	15	6
Total	$168	$185
Deferred financing costs relate to Orion’s revolving credit agreement and are recognized to interest expense straight-line over the remaining term of the credit agreement.
Accrued Expenses and Other
Accrued expenses and other include the following (dollars in thousands):

	September 30, 2016	March 31, 2016
Compensation and benefits	$1,741	$1,794
Sales tax	240	913
Contract costs	485	586
Legal and professional fees (1)	2,086	2,348
Warranty	804	554
Other accruals	385	391
Total	$5,741	$6,586
(1) Includes a $1,400 loss contingency recorded in fiscal 2016.
Orion generally offers a limited warranty of one to ten years on its lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in Orion's lighting products.
Changes in the Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Beginning of period (1)	$1,038	$1,062	$864	$1,015
Provision to product cost of revenue	77	60	251	89
Charges	(1)	(79)	(1)	(61)
End of period (1)	$1,114	$1,043	$1,114	$1,043
(1) Includes a $310 reserve related to solar operating system warranties.

Revenue Recognition
Revenue is recognized on the sales of Orion's lighting and related energy-efficiency systems and products when the following four criteria are met:
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
For the three and six months ended September 30, 2016 and 2015, Orion was in a net loss position; therefore, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. The effect of net loss per common share is calculated based upon the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss (in thousands)	$(970)	$(3,600)	$(3,910)	$(7,252)
Denominator:
Weighted-average common shares outstanding	28,171,899	27,598,492	28,029,526	27,540,378
Weighted-average common shares and common share equivalents outstanding	28,171,899	27,598,492	28,029,526	27,540,378
Net loss per common share:
Basic	$(0.03)	$(0.13)	$(0.14)	$(0.26)
Diluted	$(0.03)	$(0.13)	$(0.14)	$(0.26)
The following table indicates the number of potentially dilutive securities excluded from the calculation of dilution because their inclusion would have been anit-dilutive. Amounts are as of the end of each period:

	September 30, 2016	September 30, 2015
Common stock options	1,942,446	2,283,836
Restricted shares	1,723,920	1,053,865
Total	3,666,366	3,337,701
Concentration of Credit Risk and Other Risks and Uncertainties
Orion's cash is deposited with two financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three and six months ended September 30, 2016 and 2015, no supplier accounted for more than 10% of total cost of revenue.
For the three and six months ended September 30, 2016 and 2015, no customer accounted for more than 10% of revenue.
As of September 30, 2016, one customer accounted for more than 10% of accounts receivable. As of March 31, 2016, one customer accounted for more than 10% of accounts receivable.
Recent Accounting Pronouncements
Issued: Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which provides clarification and additional guidance as to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. Under this guidance, an entity will no longer have discretion to choose the classification for a number of transactions including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard will be effective for Orion in the first quarter of fiscal 2019 and will be applied through retrospective adjustment to all periods presented. Orion does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The ASU is effective for Orion in the first quarter of Orion's fiscal 2018. Management is currently assessing the impact of adoption on its consolidated financial statements.
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
Recently Adopted Standards
As of April 1, 2016. Orion adopted the provisions of ASU 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and the related ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction of the carrying amount of that debt liability, consistent with debt discounts, with the exception of debt issuance costs associated with line of credit agreements which may remain classified as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As Orion’s only deferred debt issuance costs relate to its revolving line of credit, upon adoption of these standards a reclassification of the deferred financing costs was not required and there was no impact on Orion’s condensed consolidated financial statements.
NOTE 3 — RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2016 and 2015, Orion purchased goods and services in the amount of approximately $25,000 and $0, respectively, from an entity for which a director of Orion is a minority owner and serves as president and chairman of the board of directors and from an immediate family member of a named executive officer.
During the six months ended September 30, 2016 and 2015, Orion purchased goods and services in the amount of approximately $32,000 and $6,000, respectively, from an entity for which a director of Orion is a minority owner and serves as president and chairman of the board of directors and from an immediate family member of a named executive officer.
.

NOTE 4 — LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	September 30, 2016	March 31, 2016
Revolving credit facility	$4,860	$3,719
Harris seller's note	—	546
Equipment lease obligations	425	345
Customer equipment finance notes payable	13	90
Other long-term debt	41	67
Total long-term debt	5,339	4,767
Less current maturities	(242)	(746)
Long-term debt, less current maturities	$5,097	$4,021
Revolving Credit Agreement
On February 6, 2015, Orion entered into a credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on February 6, 2018. Borrowings under the Credit Facility are initially limited to $15,000,000 subject to a borrowing base requirement based on eligible receivables and inventory. Such limit may increase to $20,000,000, subject to the borrowing base requirement, after July 31, 2016, if the Company satisfies certain conditions. The Credit Facility includes a $2,000,000 sublimit for the issuance of letters of credit.
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
As of July 31, 2016, Orion has not satisfied the conditions necessary to increase the borrowing limit to $20,000,000.
Each subsidiary of Orion is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of September 30, 2016, the interest rate was 3.85%. Orion must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of September 30, 2016, Orion had no outstanding letters of credit. Borrowings outstanding as of September 30, 2016, amounted to approximately $4,860,000 and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheet. Orion estimates that as of September 30, 2016, it was eligible to borrow an additional $533,000 under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Orion was in compliance with its covenants in the Credit Agreement as of September 30, 2016.
Harris Seller's Note
On July 1, 2013, Orion issued an unsecured and subordinated promissory note in the principal amount of $3,124,000 to partially fund the acquisition of Harris. The note is included in the table above as Harris seller's note. The note's interest rate was 4% per annum. Principal and interest were payable quarterly. The note matured in July 2016 and was paid in full upon maturity.

Equipment Lease Obligation
In March 2016 and June 2015, Orion entered into two lease agreements with a financing company in the principal amount of $19,000 and $377,000, respectively, to fund certain equipment. The leases are secured by the related equipment. The leases bear interest at a rate of 5.94% and 3.6%, respectively, and mature in February 2018 and June 2020. Both leases contain a one dollar buyout option.
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
In June 2011, Orion entered into a note agreement with a financial institution that provided Orion with $2,831,000 to fund completed customer contracts under Orion’s OTA finance program. This note is included in the table above as customer equipment finance notes payable in the prior year. The note bore interest at 7.85%. The note matured in April 2016 and was paid in full upon maturity.
Other Long-Term Debt
In September 2010, Orion entered into a note agreement with the Wisconsin Department of Commerce that provided Orion with $260,000 to fund Orion’s rooftop solar project at its Manitowoc facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allowed for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and requires monthly payments of $4,600. The note matures in June 2017. The note agreement requires Orion to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. Orion was in compliance with all covenants in the note agreement as of September 30, 2016.
NOTE 5 — INCOME TAXES
The income tax provision for the three months ended September 30, 2016 was determined by applying an estimated annual effective tax rate of (1.0)% to loss before taxes. The estimated effective tax rate for the three month period ended September 30, 2015 was (0.1)%. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits.
The income tax provision for the six months ended September 30, 2016 was determined by applying an estimated annual effective tax rate of (0.5)% to loss before taxes. Orion had discrete tax items in the first quarter of fiscal 2017 that increased the rate by 6.8% which resulted in a net rate for the quarter of 6.3%. The discrete tax items related to federal tax refunds and the release of a valuation reserve. The estimated effective tax rate for the six month period ended September 30, 2015 was (0.1)%.
Orion is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options (NQSOs) over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return.
As of September 30, 2016, Orion has federal net operating loss carryforwards of approximately $58,747,000, of which $3,247,000 are associated with the exercise of NQSOs that have not yet been recognized by Orion in its financial statements. Orion also has state net operating loss carryforwards of approximately $46,330,000, of which $3,727,000 are associated with the exercise of NQSOs. Orion also has federal tax credit carryforwards of approximately $1,403,000 and state tax credits of $724,000. Orion's net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2020 and 2036. As of September 30, 2016, Orion has recorded a valuation allowance of $26,960,000 equaling the net deferred tax asset due to the uncertainty of its realization value in the future. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

Uncertain Tax Positions
As of September 30, 2016, the balance of gross unrecognized tax benefits was approximately $113,000, all of which would reduce Orion’s effective tax rate if recognized.
Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under operating leases was $220,000 and $135,000 for the three months ended September 30, 2016 and 2015, respectively, and $322,000 and $246,000 for the six months ended September 30, 2016 and 2015, respectively.
On March 1, 2016, Orion entered into a lease agreement as a lessor for excess office space at its corporate headquarters in Manitowoc, WI. The initial term of the lease is 24 months and the tenant has the option to extend the term for up to three additional twelve-month periods. The monthly rental payment Orion receives is $21,000 and is included in general and administrative expenses.
On March 31, 2016, Orion entered into a purchase and sale agreement ("Agreement") with Tramontina to sell and leaseback its manufacturing and distribution facility for a gross cash purchase price of approximately $2,600,000. The transaction closed on June 30, 2016. Pursuant to the Agreement, a lease was entered into on June 30, 2016, in which Orion is leasing approximately 197,000 square feet of the building for not less than three years, with rent at $2.00 per square foot per annum. Orion's monthly payment under this lease is approximately $40,000. The lease contains options by either party to reduce the amount of leased space after March 1, 2017.
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
On August 25, 2016, the Chief Judge of the United States District Court for the Eastern District of Wisconsin (Green Bay Division) dismissed all claims against Orion brought by the plaintiff, including his claims that Orion had allegedly breached the plaintiff’s employment agreement and had allegedly violated the plaintiff's whistleblower rights. On September 22, 2016, the plaintiff filed an appeal to the United States Court of Appeals challenging the judgment rendered on August 25, 2016.
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

NOTE 7 — SHAREHOLDERS’ EQUITY
Employee Stock Purchase Plan
In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. Orion had the following shares issued from treasury during the six months ended September 30, 2016:

	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended June 30, 2016	1,771	$1.16	—	—	—
Quarter Ended September 30, 2016	1,511	$1.33	—	—	—
Total issued for FY17	3,282	$1.16 - 1.33	—	$—	$—
In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. As of September 30, 2016 and March 31, 2016, $4,000 of such loans remained outstanding and are reflected on Orion’s balance sheet as a contra-equity account.
NOTE 8 — STOCK OPTIONS AND RESTRICTED SHARES
At Orion's 2016 Annual Meeting of Shareholders held on August 3, 2016, Orion's shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan (the "Plan"). The Plan authorizes grants of equity-based and incentive cash awards to eligible participants designated by the Plan's administrator. Awards under the Plan may consist of stock options, stock appreciation rights, performance shares, performance units, shares of Orion's common stock ("Common Stock"), restricted stock, restricted stock units, incentive awards or dividend equivalent units. An aggregate of 1,750,000 shares of Common Stock are reserved for issuance under the Plan.
Prior to shareholder approval of the Plan, the Company maintained the 2004 Stock and Incentive Awards Plan, as amended, which authorized the grant of cash and equity awards to employees (the “Existing Plan”). The Existing Plan terminated on August 3, 2016 as a result of shareholder approval of the Plan, ending the authority to grant new awards under the Existing Equity Plan. However, all awards granted under the Existing Plan that were outstanding as of August 3, 2016 will continue to be governed by the Existing Plan.
Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program. The plans also provide to certain employees accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.
Orion has historically granted stock options and restricted stock under its 2003 Stock Option and 2004 Stock and Incentive Awards Plans. Orion has not issued stock options since fiscal 2014 and instead has issued restricted stock.
Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. Orion did not issue any stock options during the three and six months ended September 30, 2016 or during fiscal 2016 or 2015.
For the three months ended September 30, 2016, an aggregate of 332,955 restricted shares were granted valued at a price per share of between $1.35 and $1.42, which was the closing market price as of each grant date. For the three months ended September 30, 2015, an aggregate of 84,000 restricted shares were granted valued at a price per share of between $2.15 and $2.51, which was the closing market price as of each grant date.
For the six months ended September 30, 2016 an aggregate of 1,047,142 restricted shares were granted valued at a price per share of between $1.35 and $1.50, which was the closing market price as of each grant date. For the six months ended September 30, 2015, an aggregate of 569,534 restricted shares were granted valued at a price per share of between $2.15 and $2.62, which was the closing market price as of each grant date.
On June 7, 2016, Orion issued and sold 57,065 shares of its common stock to an executive. On August 5, 2016, Orion sold an aggregate of 63,381 shares of its common stock, in equal amounts, to three recently retired members of Orion's board of directors. In each case, the purchase price for the shares was calculated based on the closing price of Orion's common stock on the NASDAQ Capital Market of the date of the issuance. The shares of common stock were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cost of product revenue	$9	$10	$23	$20
General and administrative	485	294	752	576
Sales and marketing	21	57	52	136
Research and development	24	(8)	41	6
Total	$539	$353	$868	$738

The following table summarizes information with respect to the Plans:

		Outstanding Awards
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2016	787,686	2,017,046	$3.32	4.54
Shares reserved under new plan	1,750,000	—
Granted stock options	—	—	—
Granted shares	(39,293)	—	—
Restricted shares	(1,047,142)	—	—
Forfeited restricted shares	87,500	—	—
Forfeited stock options	74,600	(74,600)	4.85
Exercised	—	—	—
Balance at September 30, 2016	1,613,351	1,942,446	$3.26	3.49	$0.00
Exercisable at September 30, 2016		1,782,846	$3.34	3.43	$0.00
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of Orion’s closing common stock price of $1.33 as of September 30, 2016.
A summary of the status of Orion’s outstanding non-vested stock options as of September 30, 2016 was as follows:

Non-vested at March 31, 2016	205,900
Granted	—
Vested	(44,300)
Forfeited	(2,000)
Non-vested at September 30, 2016	159,600
As of September 30, 2016, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $200,000 over a remaining weighted average expected term of 1.06 years.

During the first half of fiscal 2017, Orion granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2016	1,053,389
Shares issued	1,047,142
Shares vested	(289,111)
Shares forfeited	(87,500)
Shares outstanding at September 30, 2016	1,723,920
Per share price on grant date	$1.34 - $6.80

As of September 30, 2016, the weighted average grant-date fair value of restricted shares granted was $1.39.
As of September 30, 2016, the amount of deferred stock-based compensation expense related to grants of restricted shares, to be recognized over a remaining period of 2.37 years, was approximately $2,500,000.

NOTE 9 — SEGMENTS
Orion has the following business segments: Orion U.S. Markets Division ("USM"), Orion Engineered Services Division ("OES") and Orion Distribution Services Division ("ODS"). The accounting policies are the same for each business segment as they are on a consolidated basis.
The descriptions of Orion’s segments and their summary financial information are presented below.
Orion U.S. Markets Division ("USM")
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include domestic energy service companies, or ESCOs, and electrical contractors. During fiscal 2017, sales from this division are in the process of being redirected to ODS.
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

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
(dollars in thousands)
Segments:
Orion U.S. Markets	$5,192	$9,872	$263	$(866)
Orion Engineered Systems	6,975	5,774	(116)	(1,152)
Orion Distribution Services	6,503	82	441	(94)
Corporate and Other	—	—	(1,584)	(1,454)
	$18,670	$15,728	$(996)	$(3,566)

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
(dollars in thousands)
Segments:
U.S. Markets	$11,094	$21,506	$191	$(828)
Engineered Systems	13,774	10,604	(796)	(2,818)
Distribution Services	9,436	206	(361)	(159)
Corporate and Other	—	—	(3,281)	(3,365)
	$34,304	$32,316	$(4,247)	$(7,170)

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
Our lighting products consist primarily of Light Emitting Diode ("LED") and High Intensity Fluorescent ("HIF") lighting fixtures. Our principal customers include national accounts, Energy Service Companies ("ESCOs"), electrical contractors and electrical distributors. Currently, substantially all of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve and in order to provide versatility in our product development.
While we continue to provide some solutions using our legacy HIF technology, the market for lighting products is currently in a significant technology shift to LED lighting systems. Compared to legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the industry transition to LED lighting technology. Based on a July 2015 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. We plan to continue to primarily focus on developing and selling innovative LED products, although we will continue to sell legacy HIF solutions in circumstances in which LED solutions may not be our customers' best alternative.
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

Our fiscal year ends on March 31. We refer to our prior fiscal year which ended on March 31, 2016, as “fiscal 2016”, and our current fiscal year, which ends on March 31, 2017, as “fiscal 2017.” Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
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
Fiscal 2017 Outlook
Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. We believe that customer purchases of LED lighting systems will continue to increase in the near-term as expected improvements in LED performance and expected decreases in LED product costs make our LED products even more economically compelling to our customers. Our near-term optimism is based upon: (i) our efforts to expand our distribution services customer base; (ii) our intentions to continue to selectively expand our sales force; (iii) our investments into new high-performance LED industrial lighting fixtures; (iv) our recent improvements in gross margin as a result of our cost containment initiatives and development of higher-performance LED products; and (v) the increasing volume of unit sales of our new products, specifically our LED high bay lighting fixtures. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, government and retail markets, the continued development of our new products and product enhancements, including our new LED product offerings, our efforts to expand our channels of distribution and our cost reduction initiatives. As we continue to adapt to the rapidly evolving lighting market, we have implemented significant changes to our manufacturing operations to increase our flexibility, lower our cost structure and remain competitive.
We expect that our revenues and margin will increase during fiscal 2017 as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher-margin LED high bay products and increased utilization of our manufacturing facility. Our anticipated increase in revenues in fiscal 2017 may impact our available cash and borrowing capacity as a result of the high capital costs associated with the increase in the sales of our products from existing levels.
We expect that our marketing expenditures will increase in the remainder of fiscal 2017 primarily to support more robust customer lead generation and to further enhance our brand awareness with our agents to support their efforts to sell our products through our new indirect channel partners.

Results of Operations - Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015
The following table sets forth the line items of our condensed consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Three Months Ended September 30,
	2016	2015		2016	2015
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$17,675	$14,982	18.0%	94.7%	95.3%
Service revenue	995	746	33.4%	5.3%	4.7%
Total revenue	18,670	15,728	18.7%	100.0%	100.0%
Cost of product revenue	11,752	12,301	(4.5)%	63.0%	78.2%
Cost of service revenue	674	515	30.9%	3.6%	3.3%
Total cost of revenue	12,426	12,816	(3.0)%	66.6%	81.5%
Gross profit	6,244	2,912	114.4%	33.4%	18.5%
General and administrative expenses	3,598	3,403	5.7%	19.3%	21.7%
Sales and marketing expenses	3,125	2,634	18.6%	16.7%	16.7%
Research and development expenses	517	441	17.2%	2.7%	2.8%
Loss from operations	(996)	(3,566)	72.1%	(5.3)%	(22.7)%
Other income	90	—	NM	0.5%	—%
Interest expense	(68)	(60)	(13.3)%	(0.4)%	(0.4)%
Interest income	14	32	(56.3)%	0.1%	0.2%
Loss before income tax	(960)	(3,594)	73.3%	(5.1)%	(22.9)%
Income tax expense	10	6	66.7%	0.1%	—%
Net loss and comprehensive loss	$(970)	$(3,600)	73.1%	(5.2)%	(22.9)%

*NM - Not Meaningful
Revenue. Product revenue increased 18.0%, or $2,693,000, for the second quarter of fiscal 2017 versus the second quarter of fiscal 2016. The increase in product revenue was primarily a result of several large deals during the second quarter of fiscal 2017. We continue to see growth in our high bay lighting products while gaining traction in our new agency channel. LED lighting revenue increased by 32.7% from $10,578,000 in the second quarter of fiscal 2016 to $14,035,000 in the second quarter of fiscal 2017. Service revenue increased 33.4%, or $249,000, primarily due to more installation project revenue in the second quarter of fiscal 2017 when compared to the second quarter of fiscal 2016. Total revenue increased by 18.7%, or $2,942,000, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue decreased 4.5%, or $549,000, in the second quarter of fiscal 2017 versus the comparable period in fiscal 2016 due primarily to increased sales of high-margin products, better absorption due to higher volumes, lower component costs, and cost containment initiatives. Cost of service revenue increased 30.9%, or $159,000 in the second quarter of fiscal 2017 versus the comparable period in fiscal 2016 primarily due to larger projects contributing to more service revenue in the second quarter of fiscal 2017. Gross margin improved from 18.5% of revenue in the second quarter of fiscal 2016 to 33.4% in the second quarter of fiscal 2017. Our lighting gross margin was positively impacted by a favorable mix of higher-priced and higher-margin LED high bay fixtures, negotiated price decreases for lighting components, and the benefits of our cost containment initiatives.
Operating Expenses
General and Administrative. General and administrative expenses increased 5.7%, or $195,000, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, primarily due to increases in employee costs, stock based compensation and consulting expenses.
Sales and Marketing. Sales and marketing expenses increased 18.6%, or $491,000, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The increase was primarily due to increased commissions related to our agency channel and increased rebranding costs in the second quarter of fiscal 2017 when compared to the second quarter of fiscal 2016.
Research and Development. Research and development expenses increased by 17.2% or $76,000, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily due to our investment in product innovation related to our new product development.

Other income. Other income in the second quarter of fiscal 2017 represented product royalties received from licensing agreements for Orion’s patents.
Interest Expense. Interest expense in the second quarter of fiscal 2017 increased by 13.3%, or $8,000, from the second quarter of fiscal 2016. The increase in interest expense was due to increased borrowings under our revolving credit facility.
Interest Income. Interest income in the second quarter of fiscal 2017 decreased by 56.3%, or $18,000, from the second quarter of fiscal 2016. Our interest income decreased as we have entered into fewer financed projects with our customers who are using third party finance providers.
Income Taxes. Income tax expense in the second quarter of fiscal 2017 represented minimum state tax liabilities. The slight increase over the prior year period is primarily related to increased sales and use taxes by jurisdiction.
Orion U.S. Markets Division
Our Orion U.S. Markets Division ("USM") sells lighting solutions into the wholesale markets.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended September 30,
	2016	2015	% Change
Revenues	$5,192	$9,872	(47.4)%
Operating income (loss)	$263	$(866)	130.4%
Operating margin	5.1%	(8.8)%
USM segment revenue decreased from the second quarter of fiscal 2016 by 47.4%, or $4,680,000. The decrease in revenue during the second quarter of fiscal 2017 compared to the second quarter a year ago was primarily due to our transition to more distribution sales through manufacturer representative agents. These sales are now reflected within Orion's Distribution Services Division.
USM segment operating income in the second quarter of fiscal 2017 increased from the second quarter of fiscal 2016 by $1,129,000. The increase in operating income in fiscal 2017 was primarily due to a more favorable sales mix of higher-margin high bay products offset by the transition to more distribution sales through manufacturer representative agents as described above.
Orion Engineered Systems Division
Our Orion Engineered Systems Division ("OES") sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES also provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousand):

	For the Three Months Ended September 30,
	2016	2015	% Change
Revenues	$6,975	$5,774	20.8%
Operating loss	$(116)	$(1,152)	89.9%
Operating margin	(1.7)%	(20.0)%
OES revenue increased in the second quarter of fiscal 2017 by 20.8%, or $1,201,000, compared to the second quarter of fiscal 2016. This increase in revenue was primarily driven by an increase in lighting revenue due to an increase in customer capital spending within the manufacturing and industrial sector. Revenue increases were also driven by more high bay product sales in the second quarter of fiscal 2017 when compared to the prior year period.
OES segment operating loss in the second quarter of fiscal 2017 improved by $1,036,000, from the second quarter of fiscal 2016. The increase was due to improvements to our second quarter of fiscal 2017 revenues and gross margin related to cost decreases on LED components.

Orion Distribution Services Division
Our Orion Distribution Services Division ("ODS") sells lighting products to a developing network of North American broadline distributors.
The following table summarizes our ODS segment operating results (dollars in thousand):

	For the Three Months Ended September 30,
	2016	2015	% Change
Revenues	$6,503	$82	7,830.5%
Operating income (loss)	441	(94)	569.1%
Operating margin	6.8%	(114.6)%
ODS segment revenue increased in the second quarter of fiscal 2017 from the second quarter of fiscal 2016 by $6,421,000. The increase in revenue in fiscal 2017 was due to our transition from wholesale to distribution channel sales through manufacturer representative agents.
ODS segment operating income increased by $535,000, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The operating income improvement over the prior year loss for the comparable period was due to the increased contribution margin dollars earned from our increasing revenue offset by our continued investment in selling costs to complete our selling channel transition.

Results of Operations - Six Months Ended September 30, 2016 versus Six Months Ended September 30, 2015
The following table sets forth the line items of our condensed consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Six Months Ended September 30,
	2016	2015		2016	2015
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$33,027	$30,778	7.3%	96.3%	95.2%
Service revenue	1,277	1,538	(17.0)%	3.7%	4.8%
Total revenue	34,304	32,316	6.2%	100.0%	100.0%
Cost of product revenue	23,171	24,414	(5.1)%	67.6%	75.5%
Cost of service revenue	863	1,232	(30.0)%	2.5%	3.8%
Total cost of revenue	24,034	25,646	(6.3)%	70.1%	79.4%
Gross profit	10,270	6,670	54.0%	29.9%	20.6%
General and administrative expenses	7,499	7,274	3.1%	21.9%	22.5%
Sales and marketing expenses	6,020	5,703	5.6%	17.5%	17.6%
Research and development expenses	998	863	15.6%	2.9%	2.7%
Loss from operations	(4,247)	(7,170)	40.8%	(12.4)%	(22.2)%
Other income	190	—	NM	0.5%	—%
Interest expense	(138)	(151)	8.6%	(0.4)%	(0.4)%
Interest income	24	80	(70.0)%	0.1%	0.2%
Loss before income tax	(4,171)	(7,241)	42.4%	(12.2)%	(22.4)%
Income tax (benefit) expense	(261)	11	(2,472.7)%	(0.8)%	—%
Net loss and comprehensive loss	$(3,910)	$(7,252)	46.1%	(11.4)%	(22.4)%

*NM - Not Meaningful
Revenue. Product revenue increased 7.3%, or $2,249,000, for the first six months of fiscal 2017 versus the first six months of fiscal 2016. The increase in product revenue was primarily a result of several large deals and strengthening sales of Orion’s high bay lighting products in the first half of fiscal 2017. Sales were also negatively impacted by our distribution sales channel transitioning to an agent driven model which did not gain traction until the second quarter of fiscal 2017. LED lighting revenue increased by 26.0% to $25,378,000 in the first six months of fiscal 2017 from $20,138,000 in the first six months of fiscal 2016. Service revenue decreased 17.0%, or $261,000, primarily due to fewer solar projects and less installation project revenue in the first six months of fiscal 2017 when compared to the first six months of fiscal 2016. Total revenue increased by 6.2%, or $1,988,000, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue decreased 5.1%, or $1,243,000, in the first six months of fiscal 2017 versus the comparable period in fiscal 2016 due primarily to lower component costs and cost containment initiatives. Cost of service revenue decreased 30.0%, or $369,000 in the first six months of fiscal 2017 versus the comparable period in fiscal 2016 primarily due to lower service revenue in the first six months of fiscal 2017. Gross margin improved from 20.6% of revenue in the first six months of fiscal 2016 to 29.9% in the first six months of fiscal 2017. Lighting gross margin was positively impacted by a favorable mix of higher-priced and higher-margin LED high bay fixtures, better absorption due to higher volumes, negotiated price decreases for lighting components, and the benefits of our cost containment initiatives.
Operating Expenses
General and Administrative. General and administrative expenses increased 3.1%, or $225,000, in the first six months of fiscal 2017 compared to the first six months of 2016, primarily due to increases in employee costs, stock compensation, legal and consulting expenses.
Sales and Marketing. Our sales and marketing expenses increased 5.6%, or $317,000, in the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The increase was primarily due to increased commissions related to our agency channel and rebranding costs incurred in the first half of fiscal 2017 when compared to the first half of fiscal 2016.
Research and Development. Research and development expenses increased by 15.6% or $135,000, in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 primarily due to our investment in product innovation related to our new product development.
Other income. Other income in the first six months of fiscal 2017 represented product royalties received from licensing agreements for our patents.
Interest Expense. Interest expense in the first six months of fiscal 2017 decreased by 8.6%, or $13,000, from the first six months of fiscal 2016. A reduction in our debt, other than our revolving credit facility, caused the decrease in interest expense.
Interest Income. Interest income in the first six months of fiscal 2017 decreased by 70.0%, or $56,000, from the first six months of fiscal 2016. Our interest income decreased as we have entered into fewer financed projects with our customers who are using third party finance providers.
Income Taxes. Income tax benefit in the first six months of fiscal 2017 primarily represented federal tax refunds and the release of a valuation reserve. Our income tax expense is due primarily to minimum state tax liabilities.
Orion U.S. Markets Division
Our Orion U.S. Markets Division ("USM") sells lighting solutions into the wholesale markets.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Six Months Ended September 30,
	2016	2015	% Change
Revenues	$11,094	$21,506	(48.4)%
Operating income (loss)	$191	$(828)	123.1%
Operating margin	1.7%	(3.9)%
USM segment revenue decreased from the first six months of fiscal 2016 by 48.4%, or $10,412,000. The decrease in revenue during the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily due to our transition to more distribution sales through manufacturer representative agents. These sales are now reflected within Distribution Services.
USM segment operating income in the first six months of fiscal 2017 increased from the first six months of fiscal 2016 by $1,019,000. The increase in operating income in fiscal 2017 was primarily due to a more favorable sales mix of higher-margin high bay products offset by the transition to more distribution sales through manufacturer representative agents as described above.

Orion Engineered Systems Division
Our Orion Engineered Systems Division ("OES") sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES also provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousand):

	For the Six Months Ended September 30,
	2016	2015	% Change
Revenues	$13,774	$10,604	29.9%
Operating loss	$(796)	$(2,818)	71.8%
Operating margin	(5.8)%	(26.6)%
OES revenue increased in the first six months of fiscal 2017 by 29.9%, or $3,170,000, compared to the first six months of fiscal 2016. This increase in revenue was primarily driven by an increase in lighting revenue due to an increase in customer capital spending within the manufacturing and industrial sector.
OES segment operating loss in the first six months of fiscal 2017 improved by $2,022,000, from the first six months of fiscal 2016. The increase was due to improvements to our first six months of fiscal 2017 revenues, gross margin related to cost decreases on LED components and a reduction in bad debt expense.

Orion Distribution Services Division
Our Orion Distribution Services Division ("ODS") sells lighting products to a developing network of North American broadline distributors.
The following table summarizes our ODS segment operating results (dollars in thousand):

	For the Six Months Ended September 30,
	2016	2015	% Change
Revenues	$9,436	$206	4,480.6%
Operating loss	(361)	(159)	(127.0)%
Operating margin	(3.8)%	(77.2)%
ODS segment revenue increased in the first six months of fiscal 2017 from the first six months of fiscal 2016 by $9,230,000. The increase in revenue in fiscal 2017 was due to our transition from wholesale to distribution channel sales through manufacturer representative agents. Sales increased due to the shift of customers from the U.S. Markets Division to this division as a result of the distribution model.
ODS segment operating loss increased by $202,000, in the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The operating loss increase was due to our continued investment in selling costs to complete our selling channel transition.
Liquidity and Capital Resources
Overview
We had approximately $18,734,000 in cash and cash equivalents as of September 30, 2016, compared to $15,542,000 at March 31, 2016. Our cash position as of September 30, 2016 benefited from the gross proceeds of our $2,600,000 sale and leaseback on June 30, 2016 of our manufacturing facility and recent borrowings on our revolving credit facility.
Our future liquidity needs are dependent upon many factors, including our relative revenue, gross margins, cash management practices, capital expenditures, pending or future litigation results, cost containment measures and future potential acquisition transactions. In addition, our working capital costs and needs increase disproportionately as we increase sales from existing levels. Based on our current expectations, while we anticipate realizing improved net income performance during fiscal 2017, we also currently believe that we may experience negative working capital cash flows during some quarters of fiscal 2017. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements during the near-term, there can be no assurance to that effect. We are pursuing various alternative sources of liquidity to help ensure that we will have adequate available cash to satisfy our working capital needs. We have also implemented certain working capital and inventory management practices which should help to reduce our working capital and inventory levels and enhance our cash position. If we experience significant liquidity constraints, we may be required to reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash and obtain alternative sources of liquidity.
Cash Flows
The following table summarizes our cash flows for the six months ended September 30, 2016 and 2015 (in thousands):

	Six Months Ended September 30,
	2016	2015
Operating activities	$634	$(5,320)
Investing activities	2,161	(190)
Financing activities	397	(1,046)
Increase (decrease) in cash and cash equivalents	$3,192	$(6,556)
Cash Flows Related to Operating Activities. Cash provided by or used in operating activities primarily consisted of a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, reserve changes, and the effect of changes in working capital and other activities.
Cash provided by operating activities for the first six months of fiscal 2017 was $634,000 and consisted of net cash provided by changes in operating assets and liabilities of $1,817,000 and a net loss adjusted for non-cash expense items of $1,183,000. Cash used by changes in operating assets and liabilities consisted of an increase of $1,320,000 in accounts receivable due to the increase in lighting revenue and the timing of collections from customers at period end, an increase in inventories of $426,000 due to the timing product shipments at quarter end, a decrease of $880,000 in accrued expenses due to the payment of a state tax liability offset by accrued project installation costs and an increase in deferred contract costs of $356,000 due to the timing of project completion. Cash provided by changes in operating assets and liabilities included an increase of $667,000 in accounts payable due to the timing of payments on balances at quarter end, a decrease in prepaid and other assets of $3,813,000 primarily due to the timing of project billings, and an increase in deferred revenue of $319,000 due to project completions.
Cash used in operating activities for the first six months of fiscal 2016 was $5,320,000 and consisted of net cash used by changes in operating assets and liabilities of $1,366,000 and a net loss adjusted for non-cash expense items of $3,954,000. Cash used by changes in operating assets and liabilities consisted of an increase in inventory of $1,627,000 due to the increasing mix of higher value LED component products and finished goods requiring deposit payments at time of shipment, a decrease of $2,309,000 in accounts payable related to inventory purchases and favorable vendor payment terms, and a decrease in accrued expenses of $877,000 related to the timing of accrued project installation costs and legal costs. Cash provided by changes in operating assets and liabilities included a decrease of $2,383,000 in accounts receivable due to cash collections of government projects and utility incentives related to several large national account projects and a decrease in prepaid and other expenses of $1,262,000 due to a reduction in unbilled revenue related to the timing of customer billings.
Cash Flows Related to Investing Activities. Cash provided by investing activities was $2,161,000 in the first six months of fiscal 2017 which consisted of $2,600,000 of proceeds from the sale of the Manitowoc manufacturing facility. Cash used by investing activities for the first six months of fiscal 2017 was $226,000 for capital improvements related to production enhancements and technology purchases, and $213,000 of additions to patents.
Cash used in the first six months of fiscal 2016 was $190,000 which included capital improvements related to the build out of our Chicago innovation hub, investments for marketing and trade show signage to reflect our new brand and new product tooling.
Cash Flows Related to Financing Activities. Cash provided by financing activities was $397,000 for the first six months of fiscal 2017. This included $743,000 cash used for the repayment of long-term debt and net proceeds from the revolving credit facility of $1,140,000.

Cash used in financing activities was $1,046,000 for the first six months of fiscal 2016. This included $37,000 in net payments on the revolving credit facility and debt principal payments of $1,000,000
Working Capital
Our net working capital as of September 30, 2016 was $30,589,000, consisting of $49,556,000 in current assets and $18,967,000 in current liabilities. Our net working capital as of March 31, 2016 was $29,239,000, consisting of $48,530,000 in current assets and $19,291,000 in current liabilities. Our current accounts receivable balance increased by $1,347,000 from the fiscal 2016 year end due to the timing of sales during the first six months of fiscal 2017. Our current inventory decreased from the fiscal 2016 year end by $17,000 due to decreases in raw materials and components due to better management of purchasing activities to enable more efficient throughput and an increase in the inventory reserve. Our prepaid and other current assets decreased by $3,851,000 due to decreased unbilled revenue for completed projects from fiscal year end of 2016. Our accounts payable increased by $667,000 due to the timing of purchases and payments for the second quarter of fiscal 2017. Our accrued expenses decreased from our fiscal 2016 year end by $845,000 due to the payment of a state tax settlement offset by increases in legal and warranty accruals.
We generally attempt to maintain at least a three month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
On February 6, 2015, we entered into a credit and security agreement (Credit Agreement) with Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility (Credit Facility) that matures on February 6, 2018. Borrowings under the Credit Facility are initially limited to $15,000,000 subject to a borrowing base requirement based on eligible receivables and inventory. Such limit may increase to $20,000,000, subject to the borrowing base requirement, after July 31, 2016, if we satisfy certain conditions. The Credit Facility includes a $2,000,000 sublimit for the issuance of letters of credit.
From and after any increase in the Credit Facility limit from $15,000,000 to $20,000,000, the Credit Agreement will require us to maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement also contains other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets.
As of July 31, 2016, we have not satisfied the conditions necessary to increase the borrowing limit to $20,000,000.
Each subsidiary is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of our and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of September 30, 2016, the interest rate was 3.85%. We must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of September 30, 2016, we had no outstanding letters of credit. Borrowings outstanding as of September 30, 2016, amounted to approximately $4,860,000 and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheet. We estimate that as of September 30, 2016, we were eligible to borrow an additional $533,000 under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
We were in compliance with the covenants in the Credit Agreement as of September 30, 2016.

Capital Spending
Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $226,000 and $179,000 for the six-month periods ended September 30, 2016 and 2015, respectively. We plan to incur approximately $700,000 in capital expenditures in fiscal 2017. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.

Backlog
Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog at September 30, 2016 totaled $14,600,000 and at March 31, 2016 totaled $5,600,000.  We generally expect our backlog to be recognized as revenue within one year.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventories, allowance for doubtful accounts, recoverability of long-lived assets, indefinite lived intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2016. For the six months ended September 30, 2016, there were no material changes in our accounting policies.
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
In connection with our assessment of the effectiveness of internal control over financial reporting, we identified the following material weaknesses that existed as of March 31, 2016 and may continue to exist as of September 30, 2016. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

•
Risk Assessment and Monitoring Activities. We determined that our controls pertaining to risk assessment and monitoring activities did not operate effectively, resulting in a material weakness pertaining to these COSO components. Specifically, (i) with respect to risk assessment, we did not sufficiently identify and address risks associated with (a) the adequacy of training needs of employees whose job functions bear upon our accounting and financial reporting; and (b) certain processes, further noted in the Control Activities discussion below, resulting in inadequate contract review activities; and (ii) with respect to monitoring activities: (a) we did not maintain effective controls for the review, supervision and monitoring of our accounting operations and for evaluating the adequacy of our internal control over financial reporting; and (b) there were insufficient procedures to effectively determine the adequacy of our internal control over financial reporting. The deficiencies in these COSO components are interrelated and represent a material weakness.

•
Control Activities - Revenue Recognition. The operating effectiveness of our controls were inadequate to ensure that the review of revenue transactions involving contracts and the related accounting entries was performed. Revenue recognition controls ensure that the reported amount and timing of revenue recognition are accurate.

The material weaknesses discussed above could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. As a result of the material weaknesses identified, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016 or September 30, 2016. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, we enhanced our closing procedures to ensure that, in all material respects, our financial statements are presented in conformity with GAAP and free of material misstatement as of and for the periods ended March 31, 2016 and September 30, 2016.
Changes in Internal Control over Financial Reporting
Subsequent to our March 31, 2016 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing the operating effectiveness of new controls, as described below under “Remedial Actions to Address Material Weaknesses” with respect to the material weaknesses identified during the fiscal year ended March 31, 2016. We will provide an update on the status of our remediation activities on a quarterly basis.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than progress with respect to the implementation of certain remediation efforts, as described below.
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

•
Redesigned the process for the review and analysis of complex revenue transactions involving multiple elements; improved and updated the related policy and procedures; evaluated the skills of the process owners with regard to the policy and provided additional training over this process.

•
Revenue related remediation steps completed include the implementation of a number of control enhancements throughout the revenue process. New procedures and enhanced review controls have been implemented in the following areas: the sales order self-assessment audit process validation and review, order entry review and training, perfected order process documentation and policy issuance, enhanced order entry systems controls, credit approval process enhancements, updated credit memo policy, enhanced contract review procedures and approvals, sub-assertion process training and an enhanced review of sub-assertions by management, bonding fee revenue review, deferred revenue review procedures, and multiple element accounting training and review. Communication of the changes, training, updates to policies and procedures, and additional staffing is currently in process.

•
Implement specific remediation actions by training process owners and allowing time for process adoption and adequate transaction volume for testing. We are providing additional training to employees whose job functions bear upon our accounting and financial reporting, including members of the sales and operations departments, in order to ensure that our employees develop a greater understanding of the control activities that they perform.

•
We are enhancing our risk assessment process with regard to control design deficiencies. We are performing a more robust assessment of risks impacting our accounting and financial reporting and have implemented new controls or revised existing controls to address such risks. We have developed a revised sub-assertion process that will be rolled out in the next quarter, as well as a disclosure committee of management members. We have documented controls and procedures related to our revenue cycle and are planning to do the same for additional business cycles. An enterprise risk management program has been implemented to highlight organizational risks and develop strategies for monitoring and mitigating risks. Risk assessment and control monitoring remediation steps completed include the implementation of a number of control enhancements.

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls.

•	We have begun to test revised and newly implemented controls, however, these controls have not operated for a sufficient period to determine the adequacy of their operating effectiveness.

•	Review and acceptance of completion of the remediation effort by executive management and the Audit & Finance Committee.
While progress has been made, there are additional controls that we need to continue to refine and implement, some existing controls may require further enhancement to prevent or detect a material misstatement in our financial statements, and additional training may need to be provided to our employees. These enhanced controls have not yet operated for a sufficient period of time to conclude they are operating effectively, therefore the material weakness may continue to exist.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on Orion’s future results of operations.
See Note 6, "Commitments and Contingencies - Litigation", to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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
On June 7, 2016, we issued and sold 57,065 shares of our common stock to William T. Hull, our Chief Financial Officer, for an aggregate purchase price of $78,750.  On August 5, 2016, we sold an aggregate of 63,381 shares of our common stock, in equal amounts of 21,127 shares, to each of Thomas N. Schueller, Tryg C. Jacobson and James D. Leslie, recently retired members of the Company’s board of directors, for an aggregate purchase price of $90,001. In each case, the purchase price for the shares was calculated based on the closing price of Orion's common stock on the NASDAQ Capital Market of the date of the issuance. The shares of common stock were offered and sold pursuant to an exemption from the registration requirements under Sections 4(2) of the Securities Act of 1933, as amended.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a)Exhibits

10.1
Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan [Incorporated by reference to Annex A to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2016 (File No. 001-33887)].

10.2
Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement [Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2016 (Reg No. 333-213042)].

10.3
Form of Non-Employee Director Restricted Stock Award Agreement [Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2016 (Reg No. 333-213042)].

10.4
Form of Executive Tandem Restricted Stock and Cash Award Agreement [Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2016 (Reg No. 333-213042)].

10.5
Form of Executive Restricted Stock Award Agreement [Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2016 (Reg No. 333-213042)].

10.6
Executive Employment and Severance Agreement, dated August 3, 2016, by and between Orion Energy Systems, Inc. and Scott A. Green [Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2016 (File No. 001-33887)].

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

101.INS	XBRL Instance Document

101.SCH	Taxonomy extension schema document

101.CAL	Taxonomy extension calculation linkbase document

101.LAB	Taxonomy extension label linkbase document

101.PRE	Taxonomy extension presentation linkbase document

+	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2016.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended September 30, 2016

10.1
Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan [Incorporated by reference to Annex A to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2016 (File No. 001-33887)].

10.2
Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement [Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2016 (Reg No. 333-213042)].

10.3
Form of Non-Employee Director Restricted Stock Award Agreement [Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2016 (Reg No. 333-213042)].

10.4
Form of Executive Tandem Restricted Stock and Cash Award Agreement [Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2016 (Reg No. 333-213042)].

10.5
Form of Executive Restricted Stock Award Agreement [Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2016 (Reg No. 333-213042)].

10.6
Executive Employment and Severance Agreement, dated August 3, 2016, by and between Orion Energy Systems, Inc. and Scott A. Green [Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2016 (File No. 001-33887)].

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