Form 10-Q
period 2016-12-31
ORION ENERGY SYSTEMS, INC.
filed 2017-02-08
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2016
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

There were 28,305,117 shares of the Registrant’s common stock outstanding on February 3, 2017.

ORION ENERGY SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2016	March 31, 2016
Assets
Cash and cash equivalents	$19,118	$15,542
Accounts receivable, net	11,730	10,889
Inventories, net	16,572	17,024
Deferred contract costs	1,333	37
Prepaid expenses and other current assets	1,685	5,038
Total current assets	50,438	48,530
Property and equipment, net	13,850	17,004
Other intangible assets, net	4,579	5,048
Long-term accounts receivable	6	108
Other long-term assets	165	185
Total assets	$69,038	$70,875
Liabilities and Shareholders’ Equity
Accounts payable	$12,318	$11,716
Accrued expenses and other	5,962	6,586
Deferred revenue, current	687	243
Current maturities of long-term debt and capital leases	192	746
Total current liabilities	19,159	19,291
Revolving credit facility	5,882	3,719
Long-term debt and capital leases, less current maturities	216	302
Deferred revenue, long-term	963	1,022
Other long-term liabilities	443	558
Total liabilities	26,663	24,892
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2016 and March 31, 2016; no shares issued and outstanding at December 31, 2016 and March 31, 2016	—	—
Common stock, no par value: Shares authorized: 200,000,000 at December 31, 2016 and March 31, 2016; shares issued: 37,728,772 at December 31, 2016 and 37,192,559 at March 31, 2016; shares outstanding: 28,299,317 at December 31, 2016 and 27,767,138 at March 31, 2016	—	—
Additional paid-in capital	153,533	152,140
Treasury stock, common shares: 9,429,455 at December 31, 2016 and 9,425,421 at March 31, 2016	(36,080)	(36,075)
Shareholder notes receivable	(4)	(4)
Retained deficit	(75,074)	(70,078)
Total shareholders’ equity	42,375	45,983
Total liabilities and shareholders’ equity	$69,038	$70,875
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Product revenue	$19,259	$16,094	$52,286	$46,872
Service revenue	1,358	657	2,635	2,195
Total revenue	20,617	16,751	54,921	49,067
Cost of product revenue	13,577	11,574	36,748	35,988
Cost of service revenue	885	468	1,748	1,700
Total cost of revenue	14,462	12,042	38,496	37,688
Gross profit	6,155	4,709	16,425	11,379
Operating expenses:
General and administrative	3,541	3,861	11,040	11,135
Sales and marketing	3,147	2,409	9,167	8,112
Research and development	495	381	1,493	1,244
Total operating expenses	7,183	6,651	21,700	20,491
Loss from operations	(1,028)	(1,942)	(5,275)	(9,112)
Other income (expense):
Other income	—	—	190	—
Interest expense	(65)	(71)	(203)	(223)
Interest income	7	27	31	107
Total other (expense) income	(58)	(44)	18	(116)
Loss before income tax	(1,086)	(1,986)	(5,257)	(9,228)
Income tax expense (benefit)	—	18	(261)	28
Net loss and comprehensive loss	$(1,086)	$(2,004)	$(4,996)	$(9,256)
Basic net loss per share attributable to common shareholders	$(0.04)	$(0.07)	$(0.18)	$(0.34)
Weighted-average common shares outstanding	28,258,742	27,671,633	28,106,209	27,584,288
Diluted net loss per share	$(0.04)	$(0.07)	$(0.18)	$(0.34)
Weighted-average common shares and share equivalents outstanding	28,258,742	27,671,633	28,106,209	27,584,288
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2016	2015
Operating activities
Net loss	$(4,996)	$(9,256)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,103	2,320
Amortization	721	1,055
Stock-based compensation	1,252	1,166
Loss on sale of property and equipment	1	18
Provision for inventory reserves	621	41
Provision for bad debts	118	245
Other	148	56
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	(857)	3,660
Inventories	(169)	(4,192)
Deferred contract costs	(1,296)	44
Prepaid expenses and other assets	3,294	1,951
Accounts payable	602	1,017
Accrued expenses and other	(661)	(1,333)
Deferred revenue, current and long-term	385	(117)
Net cash provided by (used in) operating activities	266	(3,325)
Investing activities
Purchase of property and equipment	(376)	(302)
Additions to patents and licenses	(252)	(6)
Proceeds from sales of property, plant and equipment	2,600	—
Net cash provided by (used in) investing activities	1,972	(308)
Financing activities
Payment of long-term debt and capital leases	(814)	(1,450)
Proceeds from revolving credit facility	63,705	47,996
Payment of revolving credit facility	(61,542)	(45,523)
Payment of common stock issuance costs	—	(1)
Payments to settle employee tax withholdings on stock-based compensation	(17)	(20)
Net proceeds from employee equity exercises	6	87
Net cash provided by financing activities	1,338	1,089
Net increase (decrease) in cash and cash equivalents	3,576	(2,544)
Cash and cash equivalents at beginning of period	15,542	20,002
Cash and cash equivalents at end of period	$19,118	$17,458
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS
Organization
Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion is a developer, manufacturer and seller of lighting and energy management systems to commercial and industrial businesses, and federal and local governments, predominantly in North America.
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
The condensed consolidated balance sheet at March 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
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
Accounts Receivable
Orion’s accounts receivable are due from companies in the commercial, governmental, industrial and agricultural industries, as well as wholesalers. Credit is extended based on an evaluation of a customer’s financial condition. Generally, collateral is not required for end users; however, the payment of certain trade accounts receivable from wholesalers is secured by irrevocable standby letters of credit and/or guarantees. Accounts receivable are generally due within 30-60 days. Accounts receivable are stated at the amount Orion expects to collect from outstanding balances. Orion provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after Orion has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. Orion's accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	December 31, 2016	March 31, 2016
Accounts receivable, gross	$11,874	$11,394
Allowance for doubtful accounts	(144)	(505)
Accounts receivable, net	$11,730	$10,889
Financing Receivables
In some limited instances, Orion extends financing to its customers in the form of sales-type leases. These lease receivables are included within current and long-term accounts receivable in the condensed consolidated balance sheets. Additional disclosures on the credit quality of these financing receivables are as follows:
Aging Analysis as of December 31, 2016 (dollars in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$447	$—	$3	$3	$450
Lease balances included in consolidated accounts receivable—long-term	6	—	—	—	6
Total gross sales-type leases	453	—	3	3	456
Allowance	—	—	—	—	—
Total net sales-type leases	$453	$—	$3	$3	$456

Aging Analysis as of March 31, 2016 (dollars in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$294	$4	$10	$14	$308
Lease balances included in consolidated accounts receivable—long-term	101	—	—	—	101
Total gross sales-type leases	395	4	10	14	409
Allowance	—	—	(9)	(9)	(9)
Total net sales-type leases	$395	$4	$1	$5	$400
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

	Cost	Obsolescence Reserve	Net
As of December 31, 2016
Raw materials and components	$9,390	$(1,112)	$8,278
Work in process	1,857	(252)	1,605
Finished goods	7,207	(518)	6,689
Total	$18,454	$(1,882)	$16,572

As of March 31, 2016
Raw materials and components	$10,556	$(1,052)	$9,504
Work in process	2,045	(119)	1,926
Finished goods	6,550	(956)	5,594
Total	$19,151	$(2,127)	$17,024
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are included in cost of product revenue.
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled receivables, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets include the following (dollars in thousands):

	December 31, 2016	March 31, 2016
Unbilled accounts receivable	$1,031	$4,307
Other prepaid expenses	654	731
Total	$1,685	$5,038
Property and Equipment
Property and equipment are stated at cost. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. Properties sold, or otherwise disposed of, are removed from the property accounts, with gains or losses on disposal credited or charged to income from operations.
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
On June 30, 2016, Orion completed the sale of its Manitowoc manufacturing and distribution facility for gross cash proceeds of $2,600,000, which approximated the assets' net carrying values. In conjunction with the sale, Orion entered into an agreement with the buyer to leaseback approximately 197,000 square feet of the building for not less than three years, subject to mutual options to reduce the amount of leased space.
Property and equipment were comprised of the following (dollars in thousands):

	December 31, 2016	March 31, 2016
Land and land improvements	$424	$421
Buildings and building improvements	9,245	11,849
Furniture, fixtures and office equipment	7,028	7,233
Leasehold improvements	162	148
Equipment leased to customers	4,997	4,997
Plant equipment	11,327	10,805
Construction in progress	266	128
	33,449	35,581
Less: accumulated depreciation and amortization	(19,599)	(18,577)
Property and equipment, net	$13,850	$17,004
Equipment included above under capital leases was as follows (in thousands):

	December 31, 2016	March 31, 2016
Equipment	$581	$408
Less: accumulated depreciation and amortization	(166)	(65)
Equipment, net	$415	$343
Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $348,000 and $1,103,000 for the three and nine months ended December 31, 2016, respectively, and $759,000 and $2,320,000 for the three and nine months ended December 31, 2015, respectively.

Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	3-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers	20 years
Plant equipment	3-10 years
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
The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	December 31, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,620	$(1,174)	$1,446	$2,377	$(1,053)	$1,324
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,965	—	1,965	1,956	—	1,956
Customer relationships	3,600	(2,976)	624	3,600	(2,512)	1,088
Developed technology	900	(386)	514	900	(265)	635
Non-competition agreements	100	(70)	30	100	(55)	45
Total	$9,243	$(4,664)	$4,579	$8,991	$(3,943)	$5,048
Amortization expense on intangible assets was $239,000 and $351,000 for the three months ended December 31, 2016 and 2015, respectively.
Amortization expense on intangible assets was $721,000 and $1,055,000 for the nine months ended December 31, 2016 and 2015, respectively.
As of December 31, 2016, the weighted average useful life of intangible assets was 6.14 years.

The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2017, remaining quarter	$178
Fiscal 2018	618
Fiscal 2019	442
Fiscal 2020	357
Fiscal 2021	282
Fiscal 2022	164
Thereafter	573
Total	$2,614
Other Long-Term Assets
Other long-term assets include the following (dollars in thousands):

	December 31, 2016	March 31, 2016
Deferred financing costs	$9	$92
Security deposits	116	87
Other	40	6
Total	$165	$185
Deferred financing costs relate to Orion’s revolving credit agreement and are recognized to interest expense straight-line over the remaining term of the credit agreement.
Accrued Expenses and Other
Accrued expenses and other include the following (dollars in thousands):

	December 31, 2016	March 31, 2016
Compensation and benefits	$1,982	$1,794
Sales tax	174	913
Contract costs	551	586
Legal and professional fees (1)	2,122	2,348
Warranty	612	554
Other accruals	521	391
Total	$5,962	$6,586
(1) Includes a $1,400 loss contingency.
Orion generally offers a limited warranty of one to ten years on its lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in Orion's lighting products.
Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Beginning of period (1)	$1,114	$1,043	$864	$1,015
Provision (adjustment) to product cost of revenue	(190)	(1)	61	88
Charges	(2)	(104)	(3)	(165)
End of period (1)	$922	$938	$922	$938
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
To determine the selling price in multiple-element arrangements, Orion establishes the selling price for its energy management system products using management's best estimate of the selling price, as VSOE and TPE do not exist. Product revenue is recognized when products are shipped. For product revenue, management's best estimate of selling price is determined using a cost plus gross profit margin method. In addition, Orion records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE and TPE do not exist. Service revenue is recognized when services are completed and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. Orion’s service revenues, other than for installation and recycling that are completed prior to delivery of the product, are included in product revenue using management’s best estimate of selling price, as VSOE and TPE do not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services, along with Orion's installation and recycling services, under a multiple-element arrangement, management’s best estimate of selling price is determined by considering economic conditions and trends, customer demand, pricing practices, margin objectives, competition, geographies in which Orion offers its products and services and internal costs. The determination of an estimated selling price is made through consultation with and approval by management, taking into account the preceding factors.
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
Deferred revenue relates to advance customer billings, investment tax grants received related to PPAs and long term maintenance contracts on OTAs and is classified as a liability on the condensed consolidated balance sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OTA contract is executed.

Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
For the three and nine months ended December 31, 2016 and 2015, Orion was in a net loss position; therefore, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net loss per common share is calculated based upon the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net loss (in thousands)	$(1,086)	$(2,004)	$(4,996)	$(9,256)
Denominator:
Weighted-average common shares outstanding	28,258,742	27,671,633	28,106,209	27,584,288
Weighted-average common shares and common share equivalents outstanding	28,258,742	27,671,633	28,106,209	27,584,288
Net loss per common share:
Basic	$(0.04)	$(0.07)	$(0.18)	$(0.34)
Diluted	$(0.04)	$(0.07)	$(0.18)	$(0.34)
The following table indicates the number of potentially dilutive securities excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive. Amounts are as of the end of each period:

	December 31, 2016	December 31, 2015
Common stock options	1,561,953	2,178,826
Restricted shares	1,661,543	1,005,539
Total	3,223,496	3,184,365
Concentration of Credit Risk and Other Risks and Uncertainties
Orion's cash is deposited with two financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three and nine months ended December 31, 2016, no supplier accounted for more than 10% of total cost of revenue. For the three months ended December 31, 2015, two suppliers accounted for 18.1% and 12.6% of total cost of revenue. For the nine months ended December 31, 2015, no supplier accounted for more than 10% of total cost of revenue.
For the three and nine months ended December 31, 2016 and 2015, no customer accounted for more than 10% of revenue.
As of December 31, 2016, no customer accounted for more than 10% of accounts receivable. As of March 31, 2016, one customer accounted for 10.3% of accounts receivable.
Recent Accounting Pronouncements
Issued: Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which provides clarification and additional guidance as to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The ASU provides guidance, as to the classification of a number of transactions including: contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard will be effective for Orion in the first quarter of fiscal 2019 and will be applied through retrospective adjustment to all periods presented. Orion does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out (FIFO) or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for Orion on April 1, 2017. Orion does not expect adoption of this standard will have a significant impact on its consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern" ("ASU 2014-15"). ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and if those conditions exist, the required disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. Orion does not expect adoption of this standard will have a significant impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Since the issuance of this ASU, the FASB has issued further ASU’s to provide additional guidance and clarification as to the application of ASU 2014-09 and delaying its original effective date. These ASU’s are effective for Orion beginning on April 1, 2018 (as amended by ASU 2015-14). Companies may use either a full retrospective or modified retrospective approach to adopt this ASU. Orion is in the initial stages of evaluating the impact of adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 and continues to evaluate the available transition methods.
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

NOTE 3 — RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2016 and 2015, Orion purchased goods and services in the amount of approximately $21,000 and $9,000, respectively, from an entity for which a director of Orion is a minority owner and serves as president and chairman of the board of directors and from an immediate family member of a named executive officer.
During the nine months ended December 31, 2016 and 2015, Orion purchased goods and services in the amount of approximately $53,000 and $15,000, respectively, from an entity for which a director of Orion is a minority owner and serves as president and chairman of the board of directors and from an immediate family member of a named executive officer.
.
NOTE 4 — LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	December 31, 2016	March 31, 2016
Revolving credit facility	$5,882	$3,719
Harris seller's note	—	546
Equipment lease obligations	373	345
Customer equipment finance notes payable	8	90
Other long-term debt	27	67
Total long-term debt	6,290	4,767
Less current maturities	(192)	(746)
Long-term debt, less current maturities	$6,098	$4,021
Revolving Credit Agreement
Orion has an amended credit agreement (Credit Agreement) that provides for a revolving credit facility (Credit Facility)subject to a borrowing base requirement based on eligible receivables and inventory. As of December 31, 2016 Orion's borrowing base was approximately $9,648,000. The Credit Facility has a maturity date of February 6, 2019 and includes a $2,000,000 sublimit for the issuance of letters of credit.
Subject in each case to Orion's applicable borrowing base limitations, the Credit Agreement otherwise provides for a $15,000,000 Credit Facility. This limit may increase to $20,000,000 based on a borrowing base requirement, if Orion satisfies certain conditions. Orion did not meet the requirements to increase the borrowing limit to $20,000,000 as of July 31, 2016, the most recent measurement date.
From and after any increase in the Credit Facility limit from $15,000,000 to $20,000,000, the Credit Agreement requires that Orion maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on Orion’s stock, redeem or repurchase shares of Orion’s stock, or pledge or dispose of assets.
Each subsidiary of Orion is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of December 31, 2016, the interest rate was 4.00%. Orion must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of December 31, 2016, Orion had no outstanding letters of credit. Borrowings outstanding as of December 31, 2016, amounted to approximately $5,882,000 and are included in non-current liabilities in the accompanying Condensed

Consolidated Balance Sheet. Orion estimates that as of December 31, 2016, it was eligible to borrow an additional $2,036,554 under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Orion was in compliance with its covenants in the Credit Agreement as of December 31, 2016.
Harris Seller's Note
On July 1, 2013, Orion issued an unsecured and subordinated promissory note in the principal amount of $3,124,000 to partially fund the acquisition of Harris Manufacturing, Inc. and Harris LED, LLC (collectively, "Harris"). The note is included in the table above as Harris seller's note. The note's interest rate was 4% per annum. Principal and interest were payable quarterly. The note matured in July 2016 and was paid in full upon maturity.
Equipment Lease Obligation
In March 2016 and June 2015, Orion entered into lease agreements with a financing company in the principal amount of $19,000 and $377,000, respectively, to fund certain equipment. The leases are secured by the related equipment. The leases bear interest at a rate of 5.94% and 3.6%, respectively, and mature in February 2018 and June 2020. Both leases contain a one dollar buyout option.
Customer Equipment Finance Notes Payable
In December 2014, Orion entered into a secured borrowing agreement with a financing company in the principal amount of $446,000 to fund completed customer contracts under its OTA finance program that were previously funded under a different OTA credit agreement. The loan amount is secured by the OTA-related equipment and the expected future monthly payments under the supporting 25 individual OTA customer contracts. The borrowing agreement bears interest at a rate of 8.36% and matures in April 2018.
In June 2011, Orion entered into a note agreement with a financial institution that provided Orion with $2,831,000 to fund completed customer contracts under Orion’s OTA finance program. This note is included in the table above as customer equipment finance notes payable in the prior year. The note bore interest at 7.85%. The note matured in April 2016 and was paid in full upon maturity.
Other Long-Term Debt
In September 2010, Orion entered into a note agreement with the Wisconsin Department of Commerce that provided Orion with $260,000 to fund Orion’s rooftop solar project at its Manitowoc facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allowed for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and requires monthly payments of $4,600. The note matures in June 2017. The note agreement requires Orion to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. Orion was in compliance with all covenants in the note agreement as of December 31, 2016.
NOTE 5 — INCOME TAXES
The income tax provision for the three months ended December 31, 2016 was determined by applying an estimated annual effective tax rate of 0.1% to loss before income tax. The estimated effective tax rate for the three month period ended December 31, 2015 was (0.1)%. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits.
The income tax provision for the nine months ended December 31, 2016 was determined by applying an estimated annual effective tax rate of (0.4)% to loss before income tax. Orion had discrete tax items in the first quarter of fiscal 2017 that increased the rate by 5.4% which resulted in a net rate for the quarter of 5.0%. The discrete tax items related to federal tax refunds and the release of a valuation reserve. The estimated effective tax rate for the nine month period ended December 31, 2015 was (0.1)%.
Orion is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options (NQSOs) over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return.
As of December 31, 2016, Orion had federal net operating loss carryforwards of approximately $61,254,000, of which $3,151,000 are associated with the exercise of NQSOs that have not yet been recognized by Orion in its financial statements. Orion also has state net operating loss carryforwards of approximately $52,022,000, of which $3,471,000 are associated with the exercise of NQSOs. Orion also had federal tax credit carryforwards of approximately $1,403,000 and state tax credits of $724,000. Orion's net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2020 and

2036. As of December 31, 2016, Orion had recorded a valuation allowance of $27,325,000 equaling the net deferred tax asset due to the uncertainty of its realization value in the future. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of December 31, 2016, the balance of gross unrecognized tax benefits was approximately $113,000, all of which would reduce Orion’s effective tax rate if recognized.
Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under operating leases was $290,000 and $130,000 for the three months ended December 31, 2016 and 2015, respectively, and $612,000 and $376,000 for the nine months ended December 31, 2016 and 2015, respectively.
On March 1, 2016, Orion entered into a lease agreement as a lessor for excess office space at its corporate headquarters in Manitowoc, Wisconsin. The initial term of the lease is 24 months and the tenant has the option to extend the term for up to three additional twelve-month periods. The monthly rental payment Orion receives is $21,000 and is included as a reduction to general and administrative expenses.
On March 31, 2016, Orion entered into a purchase and sale agreement ("Agreement") with Tramontina to sell and leaseback Orion's manufacturing and distribution facility for a gross cash proceeds of $2,600,000. The transaction closed on June 30, 2016. Pursuant to the Agreement, a lease was entered into on June 30, 2016, in which Orion is leasing approximately 197,000 square feet of the building for not less than three years, with rent at $2.00 per square foot per annum. Orion's monthly payment under this lease is approximately $40,000. The lease contains options by either party to reduce the amount of leased space after March 1, 2017.
Litigation
Orion is subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, Orion is unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on Orion. In addition to ordinary-course litigation, Orion is a party to the proceedings described below.
On March 27, 2014, Orion was named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, Orion's former chief executive officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleged, among other things, that Orion breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint sought, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted Orion's motion to dismiss six of the plaintiff's claims. On January 9, 2015, the plaintiff filed an amended complaint re-alleging claims that were dismissed by the court, including, among other things, a retaliation claim and certain claims with respect to prior management agreements and certain intellectual property rights. On January 22, 2015, Orion filed a motion to dismiss and a motion to strike certain of the claims made in the amended complaint. On May 18, 2015, the court dismissed the intellectual property claims re-alleged in the January 9, 2015 amended complaint. At the court's direction, the parties attempted to mediate the matter in May 2016, but were unsuccessful in resolving the matter.
On August 25, 2016, the Chief Judge of the United States District Court for the Eastern District of Wisconsin (Green Bay Division) dismissed all claims against Orion brought by the plaintiff, including his claims that Orion had allegedly breached the plaintiff’s employment agreement and had allegedly violated the plaintiff's whistleblower rights. On September 22, 2016, the plaintiff filed an appeal to the United States Court of Appeals challenging the judgment rendered on August 25, 2016. The plaintiff’s appeal is currently subject to court mandated mediation.
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
NOTE 7 — SHAREHOLDERS’ EQUITY
Employee Stock Purchase Plan
In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. Orion had the following shares issued from treasury during the nine months ended December 31, 2016:

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2016	1,771	$1.16
Quarter Ended September 30, 2016	1,511	$1.33
Quarter Ended December 31, 2016	840	$2.17
Total issued in fiscal 2017	4,122
In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. As of December 31, 2016 and March 31, 2016, $4,000 of such loans remained outstanding and are reflected on Orion’s balance sheet as a contra-equity account. No new loans were issued during the periods presented as the loan program was discontinued.
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
Prior to shareholder approval of the Plan, the Company maintained its 2004 Stock and Incentive Awards Plan, as amended, which authorized the grant of cash and equity awards to employees (the “Former Plan”). No new awards will be granted under the Former Plan, however, all awards granted under the Former Plan that were outstanding as of August 3, 2016 will continue to be governed by the Former Plan.
Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program. The plans also permit accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.
Orion has historically granted stock options and restricted stock under the Former Plan. Orion has not issued stock options since fiscal 2014 and instead has issued restricted stock.
Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures.
For the three months ended December 31, 2016, an aggregate of 14,000 restricted shares were granted valued at a price per share of $1.42, which was the closing market price as of the grant date. For the three months ended December 31, 2015, an aggregate of 154,281 restricted shares were granted valued at a price per share of between $1.76 and $2.04, which was the closing market price as of each grant date.
For the nine months ended December 31, 2016, an aggregate of 1,061,142 restricted shares were granted valued at a price per share of between $1.35 and $1.50, which was the closing market price as of each grant date. For the nine months ended December 31, 2015, an aggregate of 723,815 restricted shares were granted valued at a price per share of between $1.76 and $2.62, which was the closing market price as of each grant date.
On June 7, 2016, Orion issued and sold 57,065 shares of its common stock to an executive. On August 5, 2016, Orion sold an aggregate of 63,381 shares of its common stock, in equal amounts, to three recently retired members of Orion's board of directors. In each case, the purchase price for the shares was calculated based on the closing price of Orion's common stock on the NASDAQ Capital Market of the date of the issuance. The shares of common stock were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 701.
The following amounts of stock-based compensation were recorded (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Cost of product revenue	$7	$9	$30	$29
General and administrative	283	327	1,035	902
Sales and marketing	64	74	116	210
Research and development	30	19	71	25
Total	$384	$429	$1,252	$1,166
The following table summarizes information with respect to the Plans:

		Outstanding Awards
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2016	787,686	2,017,046	$3.32	4.54
Shares reserved under new plan	1,750,000	—
Granted stock options	—	—	—
Granted shares	(53,079)	—	—
Restricted shares	(1,061,142)	—	—
Forfeited restricted shares	90,300	—	—
Forfeited stock options	375,093	(375,093)	3.54
Exercised	—	(80,000)	2.20
Balance at December 31, 2016	1,888,858	1,561,953	$3.33	4.06	$125,842
Exercisable at December 31, 2016		1,423,753	$3.41	4.03	$107,391
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of Orion’s closing common stock price of $2.17 as of December 31, 2016.
A summary of the status of Orion’s outstanding non-vested stock options as of December 31, 2016 was as follows:

Non-vested at March 31, 2016	205,900
Granted	—
Vested	(65,300)
Forfeited	(2,400)
Non-vested at December 31, 2016	138,200
As of December 31, 2016, compensation cost related to non-vested common stock-based compensation, excluding restricted share awards, amounted to $100,000 over a remaining weighted average expected term of 0.94 years.

During the first nine months of fiscal 2017, Orion granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2016	1,053,389
Shares issued	1,061,142
Shares vested	(362,688)
Shares forfeited	(90,300)
Shares outstanding and non-vested at December 31, 2016	1,661,543
Per share price on grant date	$1.35 - $6.80
As of December 31, 2016, the weighted average grant-date fair value of restricted shares granted for the period was $1.39.
As of December 31, 2016, the amount of deferred stock-based compensation expense related to grants of restricted shares, to be recognized over a remaining period of 2.19 years, was approximately $2,200,000.

NOTE 9 — SEGMENTS
Orion has the following business segments: Orion U.S. Markets Division ("USM"), Orion Engineered Services Division ("OES") and Orion Distribution Services Division ("ODS"). The accounting policies are the same for each business segment as they are on a consolidated basis.
Orion U.S. Markets Division ("USM")
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include domestic energy service companies, or ESCOs, and electrical contractors. During fiscal 2017, sales from this division are in the process of migrating to distribution channel sales through manufacturer's representative agents. The migrated sales are included in Orion's Distribution Services Division.
Orion Engineered Systems Division ("OES")
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.
Orion Distribution Services Division ("ODS")
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.
Corporate and Other
Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results.

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2016	2015	2016	2015
(dollars in thousands)
Segments:
Orion U.S. Markets	$5,368	$9,569	$367	$235
Orion Engineered Systems	8,288	6,408	(81)	(577)
Orion Distribution Services	6,961	774	229	2
Corporate and Other	—	—	(1,543)	(1,602)
	$20,617	$16,751	$(1,028)	$(1,942)

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
(dollars in thousands)
Segments:
U.S. Markets	$16,462	$31,075	$558	$(593)
Engineered Systems	22,062	17,012	(878)	(3,395)
Distribution Services	16,397	980	(132)	(157)
Corporate and Other	—	—	(4,823)	(4,967)
	$54,921	$49,067	$(5,275)	$(9,112)
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
Overview
We are a leading designer and manufacturer of high-performance, energy-efficient LED and other lighting platforms. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.
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
While we also continue to sell customers some lighting products using our legacy HIF technology, the market for lighting products is currently in a significant technology shift to LED lighting systems. Compared to legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the industry transition to LED lighting technology. Based on a July 2015 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. We plan to continue to primarily focus on developing and selling innovative LED products, although we will continue to sell legacy HIF solutions in circumstances in which LED solutions may not be our customers' best alternative.
We do not have long-term contracts with our customers that provide us with recurring revenue from period to period and we typically generate substantially all of our revenue from sales of lighting systems and related services to governmental, commercial and industrial customers on a project by project basis. We typically sell our lighting systems in replacement of our customers’ existing fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical contractors, ESCOs, and electrical distributors to sell to their own customer bases.
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
Fiscal 2017 Outlook
Despite recent economic challenges, we remain optimistic about our near-term and long-term financial performance. We believe that customer purchases of LED lighting systems will continue to increase in the near-term as expected improvements in LED performance and expected decreases in LED product costs make our LED products even more economically compelling to our customers. Our near-term optimism is based upon: (i) our efforts to expand our distribution services customer base; (ii) our intentions to continue to selectively expand our sales force; (iii) our investments into new high-performance LED industrial lighting fixtures; (iv) our recent improvements in gross margin as a result of our cost containment initiatives and development of higher-performance LED products; and (v) the increasing volume of unit sales of our new higher margin products, specifically our LED high bay lighting fixtures. Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, government and retail markets, the continued development of our new higher margin products and product enhancements, including our new LED product offerings, our efforts to expand our channels of distribution and our cost reduction initiatives. As we continue to adapt to the rapidly evolving lighting market, we have implemented significant changes to our manufacturing operations to increase our flexibility, lower our cost structure and remain competitive.
We expect that, based on the above circumstances, our revenues and margin will increase during fiscal 2017, when compared to fiscal 2016, as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher-margin LED high bay products and increased utilization of our manufacturing facility. Our increase in revenues in fiscal 2017 has positively impacted our available cash and borrowing capacity.
We expect that our marketing expenditures will increase in the remainder of fiscal 2017 primarily to support more robust customer lead generation and to further enhance our brand awareness with our agents to support their efforts to sell our products through our new indirect channel partners.

Results of Operations - Three Months Ended December 31, 2016 versus Three Months Ended December 31, 2015
The following table sets forth the line items of our condensed consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Three Months Ended December 31,
	2016	2015		2016	2015
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$19,259	$16,094	19.7%	93.4%	96.1%
Service revenue	1,358	657	106.7%	6.6%	3.9%
Total revenue	20,617	16,751	23.1%	100.0%	100.0%
Cost of product revenue	13,577	11,574	17.3%	66.0%	69.1%
Cost of service revenue	885	468	89.1%	4.3%	2.8%
Total cost of revenue	14,462	12,042	20.1%	70.1%	71.9%
Gross profit	6,155	4,709	30.7%	29.9%	28.1%
General and administrative expenses	3,541	3,861	(8.3)%	17.2%	23.1%
Sales and marketing expenses	3,147	2,409	30.6%	15.3%	14.4%
Research and development expenses	495	381	29.9%	2.3%	2.3%
Loss from operations	(1,028)	(1,942)	47.1%	(5.0)%	(11.6)%
Interest expense	(65)	(71)	8.5%	(0.3)%	(0.4)%
Interest income	7	27	(74.1)%	—%	0.2%
Loss before income tax	(1,086)	(1,986)	45.3%	(5.3)%	(11.9)%
Income tax expense	—	18	NM	—%	0.1%
Net loss and comprehensive loss	$(1,086)	$(2,004)	45.8%	(5.3)%	(12.0)%

*NM - Not Meaningful
Revenue. Product revenue increased 19.7%, or $3,165,000, for the third quarter of fiscal 2017 versus the third quarter of fiscal 2016. The increase in product revenue was primarily due to growth in our high bay lighting products and increased traction in our transition to the agency model. LED lighting revenue increased by 28.7% from $12,020,000 in the third quarter of fiscal 2016 to $15,469,000 in the third quarter of fiscal 2017. Service revenue increased 106.7%, or $701,000, primarily due to more installation project revenue in the third quarter of fiscal 2017 when compared to the third quarter of fiscal 2016. Total revenue increased by 23.1%, or $3,866,000, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue increased 17.3%, or $2,003,000, in the third quarter of fiscal 2017 versus the comparable period in fiscal 2016 due primarily to increased sales of high-margin products, better absorption due to higher volumes and improved margins compared to the prior year period. Cost of service revenue increased 89.1%, or $417,000 in the third quarter of fiscal 2017 versus the comparable period in fiscal 2016 primarily due to larger projects in the third quarter of fiscal 2017. Gross margin improved from 28.1% of revenue in the third quarter of fiscal 2016 to 29.9% in the third quarter of fiscal 2017. Our gross margin was positively impacted by a favorable mix of higher-priced and higher-margin LED high bay fixtures, negotiated price decreases for lighting components, and the benefits of our cost containment initiatives.
Operating Expenses
General and Administrative. General and administrative expenses decreased 8.3%, or $320,000, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, primarily due to decreases in depreciation, amortization, stock based compensation and consulting expenses.
Sales and Marketing. Sales and marketing expenses increased 30.6%, or $738,000, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase was due to increased commissions related to our agency channel and increased rebranding costs in the third quarter of fiscal 2017 when compared to the third quarter of fiscal 2016.
Research and Development. Research and development expenses increased by 29.9% or $114,000, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily due to our investment in product innovation related to new product development.

Interest Expense. Interest expense in the third quarter of fiscal 2017 decreased by 8.5%, or $6,000, from the third quarter of fiscal 2016. The decrease in interest expense was due to decreased borrowings under our revolving credit facility during the comparative three month period.
Interest Income. Interest income in the third quarter of fiscal 2017 decreased by 74.1%, or $20,000, from the third quarter of fiscal 2016. Our interest income decreased as we have entered into fewer financed projects with our customers who are utilizing third party finance providers.
Income Taxes. Income tax expense in the third quarter of fiscal 2016 represented minimum state tax liabilities. The decrease over the prior year period is primarily related to an effort to reduce state and local taxes by jurisdiction in fiscal 2017.
Orion U.S. Markets Division
Our Orion U.S. Markets Division ("USM") sells commercial lighting systems and energy management systems to the wholesale contractor markets.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended December 31,
	2016	2015	% Change
Revenues	$5,368	$9,569	(43.9)%
Operating income (loss)	$367	$235	56.2%
Operating margin	6.8%	2.5%
USM segment revenue decreased from the third quarter of fiscal 2016 by 43.9%, or $4,201,000. The decrease in revenue during the third quarter of fiscal 2017 compared to the third quarter a year ago was primarily due to our transition to more sales through manufacturer representative agents. These sales are now reflected within Orion's Distribution Services Division.
USM segment operating income in the third quarter of fiscal 2017 increased from the third quarter of fiscal 2016 by $132,000. The increase in operating income in fiscal 2017 was primarily due to a more favorable sales mix, offset by the transition to more sales through manufacturer representative agents as described above.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Three Months Ended December 31,
	2016	2015	% Change
Revenues	$8,288	$6,408	29.3%
Operating loss	$(81)	$(577)	86.0%
Operating margin	(1.0)%	(9.0)%
OES revenue increased in the third quarter of fiscal 2017 by 29.3%, or $1,880,000, compared to the third quarter of fiscal 2016. This increase in revenue was primarily driven by an increase in customer capital spending within the manufacturing and industrial sector. Revenue increases were also driven by more high bay product sales in the third quarter of fiscal 2017 when compared to the prior year period.
OES segment operating loss in the third quarter of fiscal 2017 improved by $496,000, from the third quarter of fiscal 2016. The increase was due to improvements in our third quarter of fiscal 2017 revenues and gross margin related to cost decreases on LED components.

Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.
The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Three Months Ended December 31,
	2016	2015	% Change
Revenues	$6,961	$774	799.4%
Operating income	229	2	NM
Operating margin	3.3%	0.3%
ODS segment revenue increased in the third quarter of fiscal 2017 from the third quarter of fiscal 2016 by $6,187,000. The increase in revenue in fiscal 2017 was due to our transition from ESCO to distribution channel sales through manufacturer representative agents.
ODS segment operating income increased by $227,000, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The operating income improvement over the prior year, for the comparable period was due to the increased contribution margin dollars earned from our increasing revenue offset by our continued investment in selling costs and increasing commission expenses due to our new manufacturer representative agents as we complete our selling channel transition.

Results of Operations - Nine Months Ended December 31, 2016 versus Nine Months Ended December 31, 2015
The following table sets forth the line items of our condensed consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Nine Months Ended December 31,
	2016	2015		2016	2015
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$52,286	$46,872	11.6%	95.2%	95.5%
Service revenue	2,635	2,195	20.0%	4.8%	4.5%
Total revenue	54,921	49,067	11.9%	100.0%	100.0%
Cost of product revenue	36,748	35,988	2.1%	67.0%	73.3%
Cost of service revenue	1,748	1,700	2.8%	3.2%	3.5%
Total cost of revenue	38,496	37,688	2.1%	70.1%	76.8%
Gross profit	16,425	11,379	44.3%	29.9%	23.2%
General and administrative expenses	11,040	11,135	(0.9)%	20.1%	22.7%
Sales and marketing expenses	9,167	8,112	13.0%	16.7%	16.5%
Research and development expenses	1,493	1,244	20.0%	2.7%	2.5%
Loss from operations	(5,275)	(9,112)	42.1%	(9.6)%	(18.6)%
Other income	190	—	NM	0.3%	—%
Interest expense	(203)	(223)	9.0%	(0.4)%	(0.4)%
Interest income	31	107	(71.0)%	0.1%	0.2%
Loss before income tax	(5,257)	(9,228)	43.0%	(9.6)%	(18.8)%
Income tax (benefit) expense	(261)	28	NM	(0.5)%	0.1%
Net loss and comprehensive loss	$(4,996)	$(9,256)	46.0%	(9.1)%	(18.9)%

*NM - Not Meaningful
Revenue. Product revenue increased 11.6%, or $5,414,000, for the first nine months of fiscal 2017 versus the first nine months of fiscal 2016. The increase in product revenue was primarily a result of strengthening sales of Orion’s high bay lighting products in the first three quarters of fiscal 2017. Our increase in product revenue was partially offset by negative impacts resulting from our distribution sales channel transitioning to an agent driven model which did not gain traction until the second and third quarters of fiscal 2017. LED lighting revenue increased by 14.5% to $40,848,000 in the first nine months of fiscal 2017 from $32,156,000 in the first nine months of fiscal 2016. Service revenue increased 20.0%, or $440,000, primarily due to more installation project revenue and lower solar project revenue in the first nine months of fiscal 2017 when compared to the first nine months of fiscal 2016. Total revenue increased by 11.9%, or $5,854,000, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue increased 2.1%, or $760,000, in the first nine months of fiscal 2017 versus the comparable period in fiscal 2016 due primarily to higher sales and better absorption. Cost of service revenue increased 2.8%, or $48,000 in the first nine months of fiscal 2017 versus the comparable period in fiscal 2016 primarily due to higher service revenue in the first nine months of fiscal 2017. Gross margin improved from 23.2% of revenue in the first nine months of fiscal 2016 to 29.9% in the first nine months of fiscal 2017. Lighting gross margin was positively impacted by a favorable mix of higher-priced and higher-margin LED high bay fixtures, better absorption due to higher volumes, negotiated price decreases for lighting components, and the benefits of our cost containment initiatives.
Operating Expenses
General and Administrative. General and administrative expenses decreased 0.9%, or $95,000, in the first nine months of fiscal 2017 compared to the first nine months of 2016, primarily due to a reduction in depreciation and amortization expense, offset by increases in employee costs, stock compensation, audit, legal and consulting expenses.
Sales and Marketing. Our sales and marketing expenses increased 13.0%, or $1,055,000, in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The increase was primarily due to increased commissions related to our agency channel and rebranding costs incurred in the first three quarters of fiscal 2017 when compared to the comparable period of fiscal 2016.
Research and Development. Research and development expenses increased by 20.0% or $249,000, in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 primarily due to our investment in product innovation related to new product development.
Other income. Other income in the first nine months of fiscal 2017 represented product royalties received from licensing agreements for our patents.
Interest Expense. Interest expense in the first nine months of fiscal 2017 decreased by 9.0%, or $20,000, from the first nine months of fiscal 2016. A reduction in our debt, other than our revolving credit facility, is attributable to the decrease in interest expense.
Interest Income. Interest income in the first nine months of fiscal 2017 decreased by 71.0%, or $76,000, from the first nine months of fiscal 2016. Our interest income decreased as we have entered into fewer financed projects with our customers who are using outside third party finance providers.
Income Taxes. Income tax benefit in the first nine months of fiscal 2017 primarily represented federal tax refunds and the release of a valuation reserve. Our income tax expense is due primarily to minimum state tax liabilities.
Orion U.S. Markets Division
Our Orion U.S. Markets Division ("USM") sells commercial lighting systems and energy management systems to the wholesale contractor markets.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Nine Months Ended December 31,
	2016	2015	% Change
Revenues	$16,462	$31,075	(47.0)%
Operating income (loss)	$558	$(593)	194.1%
Operating margin	3.4%	(1.9)%
USM segment revenue decreased from the first nine months of fiscal 2016 by 47.0%, or $14,613,000. The decrease in revenue during the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily due to our transition to more sales through manufacturer representative agents. These sales are now reflected within ODS.

USM segment operating income in the first nine months of fiscal 2017 increased from the operating loss for the first nine months of fiscal 2016 by $1,151,000. The increase in operating income in fiscal 2017 was primarily due to a more favorable sales mix of higher-margin LED high bay products offset by costs associated with the transition to more sales through manufacturer representative agents as described above.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Nine Months Ended December 31,
	2016	2015	% Change
Revenues	$22,062	$17,012	29.7%
Operating loss	$(878)	$(3,395)	74.1%
Operating margin	(4.0)%	(20.0)%
OES revenue increased in the first nine months of fiscal 2017 by 29.7%, or $5,050,000, compared to the first nine months of fiscal 2016. This increase in revenue was primarily driven by an increase in lighting revenue due to an increase in customer capital spending within the manufacturing and industrial sector. OES completed more turnkey jobs in the first nine months of fiscal 2017 when compared to the comparable period of fiscal 2016
OES segment operating loss in the first nine months of fiscal 2017 improved by $2,517,000, from the first nine months of fiscal 2016. The increase was due to improvements to our first nine months of fiscal 2017 revenues, increases in gross margin related to cost decreases on LED components.

Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.
The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Nine Months Ended December 31,
	2016	2015	% Change
Revenues	$16,397	$980	1,573.2%
Operating loss	(132)	(157)	15.9%
Operating margin	(0.8)%	(16.0)%
ODS segment revenue increased in the first nine months of fiscal 2017 from the first nine months of fiscal 2016 by $15,417,000. The increase in revenue in fiscal 2017 was due to our transition from ESCO to distribution channel sales through manufacturer representative agents. Sales further increased due to the shift of customers from the U.S. Markets Division to this division as a result of our transition to the distribution model.
ODS segment operating loss decreased by $25,000, in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The operating loss decrease was minimized by our continued investment in selling costs and increasing commission expenses due to our manufacturer representative agents as we complete our selling channel transition.

Liquidity and Capital Resources
Overview
We had approximately $19,118,000 in cash and cash equivalents as of December 31, 2016, compared to $15,542,000 at March 31, 2016. Our cash position as of December 31, 2016 benefited from improvements in working capital, the gross proceeds of our $2,600,000 sale and leaseback on June 30, 2016 of our manufacturing facility, and recent borrowings on our revolving credit facility.
Our future liquidity needs are dependent upon many factors, including our relative revenue, gross margins, cash management practices, capital expenditures, pending or future litigation results, cost containment measures and future potential acquisition transactions. In addition, our working capital costs and needs increase as we increase sales from existing levels. Based on our current expectations, while we anticipate realizing improved net income performance during fiscal 2017, we also currently believe that we may experience negative working capital cash flows during some future quarters. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements during the near-term, there can be no assurance to that effect.
Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2016 and 2015 (in thousands):

	Nine Months Ended December 31,
	2016	2015
Operating activities	$266	$(3,325)
Investing activities	1,972	(308)
Financing activities	1,338	1,089
Increase (decrease) in cash and cash equivalents	$3,576	$(2,544)
Cash Flows Related to Operating Activities. Cash provided by or used in operating activities primarily consisted of a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, provisions for reserves, and the effect of changes in working capital and other activities.
Cash provided by operating activities for the first nine months of fiscal 2017 was $266,000 and consisted of net cash provided by changes in operating assets and liabilities of $1,298,000 and a net loss adjusted for non-cash expense items of $1,032,000. Cash used by changes in operating assets and liabilities consisted of an increase of $857,000 in accounts receivable due to the increase in lighting revenue and the timing of collections from customers at period end, an increase of inventory by $169,000 due to the timing of product shipments at quarter end, a decrease of $661,000 in accrued expenses due to the payment of a state tax liability and an increase in deferred contract costs of $1,296,000 due to the timing of project completions. Cash provided by changes in operating assets and liabilities included an increase of $602,000 in accounts payable due to the timing of payments on balances at quarter end, a decrease in prepaid and other assets of $3,294,000 primarily due to the timing of project billings, and an increase in deferred revenue of $385,000 due to the timing of project completions.
Cash used in operating activities for the first nine months of fiscal 2016 was $3,325,000 and consisted of net cash provided by changes in operating assets and liabilities of $1,030,000 and a net loss adjusted for non-cash expense items of $4,355,000. Cash used by changes in operating assets and liabilities consisted of an increase in inventory of $4,192,000 due to the increasing mix of higher value LED component products and finished goods, a decrease in accrued expenses of $1,333,000 related to the timing of accrued project installation costs and legal costs, and decrease in deferred revenue of $117,000 due to the timing of project completion. Cash provided by changes in operating assets and liabilities included a decrease of $3,660,000 in accounts receivable due to cash collections of government projects and utility incentives related to several large national account projects, a decrease in prepaid and other expenses of $1,951,000 due to a reduction in unbilled revenue related to the timing of customer billings, an increase in accounts payable of $1,017,000 due to the timing of payments on balances at quarter end, and a reduction in deferred contract costs of $44,000.
Cash Flows Related to Investing Activities. Cash provided by investing activities was $1,972,000 in the first nine months of fiscal 2017 which consisted of $2,600,000 of proceeds from the sale of the Manitowoc manufacturing facility. Cash used by investing activities for the first nine months of fiscal 2017 was $376,000 for capital improvements related to production enhancements and technology purchases and $252,000 of additions to patents.

Cash used in the first nine months of fiscal 2016 was $308,000 which included $6,000 for patent additions and $302,000 for capital improvements related to information systems, the build out of our Chicago innovation hub, investments for marketing and trade show signage to reflect our new brand and new product tooling.
Cash Flows Related to Financing Activities. Cash provided by financing activities was $1,338,000 for the first nine months of fiscal 2017. This included $814,000 cash used for the repayment of long-term debt, $11,000 for stock option exercises and stock related tax settlements, and net proceeds from the revolving credit facility of $2,163,000.
Cash used in financing activities was $1,089,000 for the first nine months of fiscal 2016. This included increased borrowing on our credit facility of $2,473,000 and $66,000 received from stock option exercises and stock related tax settlements, partially offset by $1,450,000 related to the payment of long-term debt.
Working Capital
Our net working capital as of December 31, 2016 was $31,279,000, consisting of $50,438,000 in current assets and $19,159,000 in current liabilities. Our net working capital as of March 31, 2016 was $29,239,000, consisting of $48,530,000 in current assets and $19,291,000 in current liabilities. Our current accounts receivable balance increased by $841,000 from the fiscal 2016 year end due to the increase in lighting sales and the timing of collections from customers during the first nine months of fiscal 2017. Our inventory decreased from the fiscal 2016 year end by $452,000 due to decreases in raw materials and components due to better management of purchasing activities to enable more efficient throughput, offset by an increase in finished goods. Our prepaid and other current assets decreased by $3,353,000 due to decreased unbilled revenue for completed projects from fiscal year end of 2016. Our accounts payable increased by $602,000 due to the timing of purchases and payments for the third quarter of fiscal 2017. Our accrued expenses decreased from our fiscal 2016 year end by $624,000 due to the payment of a state tax settlement offset by increases in legal and warranty accruals.
We generally attempt to maintain at least a three month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
We have an amended credit agreement (Credit Agreement) that provides for a revolving credit facility (Credit Facility) subject to a borrowing base requirement based on eligible receivables and inventory. As of December 31, 2016, our borrowing base was approximately $9,648,000. The Credit Facility has a maturity date of February 6, 2019 and includes a $2,000,000 sublimit for the issuance of letters of credit.
Subject in each case to our applicable borrowing base limitations, the Credit Agreement otherwise provides for a $15,000,000 Credit Facility. This limit may increase to $20,000,000 based on a borrowing base requirement, if we satisfy certain conditions. We did not meet the requirements to increase the borrowing limit to $20,000,000 as of July 31, 2016, the most recent measurement date.
From and after any increase in the Credit Facility limit from $15,000,000 to $20,000,000, the Credit Agreement requires us to maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets.
Each subsidiary of Orion is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of December 31, 2016, the interest rate was 4.00%. We must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
As of December 31, 2016, Orion had no outstanding letters of credit. Borrowings outstanding as of December 31, 2016, amounted to approximately $5,882,000 and are included in non-current liabilities in the accompanying condensed consolidated balance sheet. Orion estimates that as of December 31, 2016, it was eligible to borrow an additional $2,036,554 under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Orion was in compliance with its covenants in the Credit Agreement as of December 31, 2016.
Capital Spending
Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $376,000 and $302,000 for the nine-month periods ended December 31, 2016 and 2015, respectively. We plan to incur approximately $200,000 in capital expenditures in the fourth quarter of fiscal 2017 and approximately $800,000 in fiscal 2018. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Backlog
Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog at December 31, 2016 totaled $9,600,000 and at March 31, 2016 totaled $5,600,000.  We generally expect our backlog to be recognized as revenue within one year.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventories, allowance for doubtful accounts, recoverability of long-lived assets, indefinite lived intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2016. For the nine months ended December 31, 2016, there were no material changes in our accounting policies.
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
As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended March 31, 2016, we identified the following material weaknesses that existed as of March 31, 2016. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

For the year ended March 31, 2016 and subsequent interim periods, we enhanced our closing procedures to ensure that, in all material respects, our financial statements are presented in conformity with GAAP and free of material misstatement as of and for the periods ended March 31, 2016 and December 31, 2016.
Remediation Actions and Material Weakness Status
Subsequent to our March 31, 2016 fiscal year end, we have taken the following actions to strengthen our controls and organizational structure in order to remediate the material weakness described above:

•
Redesigned the process for the review and analysis of complex revenue transactions involving multiple elements; improved and updated the related procedures documentation; evaluated the skills of the process owners, and provided additional training over this process.

•
Strengthened and enhanced the order entry process including: (i.) implemented a sales order audit validation and review; (ii.) provided in depth order entry training; (iii.) issued enhanced order entry process documentation, checklists, guidelines and targeted, specific guides; and (iv.) implemented and enhanced order entry system controls.

•
Implemented additional revenue control enhancements including: (i.) a strengthened credit approval process; (ii.) an updated credit memo policy; and (iii.) additional review procedures over bonding fee and deferred revenue.

•	Implemented a revised sub-assertions process to obtain certifications from individuals across all functions and levels within the organization and provided training to all sub-assertions respondents.

•
Implemented a formal disclosure committee, consisting of senior management across the organization, to review the results of the quarterly sub-assertions, our internal controls environment, and financial reporting prior to issuance of the financial statements.

•	Additional staffing has taken place to ensure both the adequacy of our staff and their skillset.

•
We have implemented specific remediation actions by training process owners and allowing time for process adoption and adequate transaction volume for testing. We have provided additional training to employees whose job functions bear upon our accounting and financial reporting, including members of the sales and operations departments, in order to ensure that our employees develop a greater understanding of the control activities that they perform.

•
We have enhanced our risk assessment process with regard to control design deficiencies and are now performing a more robust assessment of risks impacting our accounting and financial reporting. In addition, we have implemented new controls or revised existing controls to address such risks. We have enhanced our documented controls and procedures related to our revenue cycle and other key business cycles.

•
We have implemented an enterprise risk management program to highlight organizational risks and develop strategies for monitoring and mitigating risks. Risk assessment and control monitoring remediation steps completed include the implementation of a number of control enhancements.

We completed our remediation plan during the period ended December 31, 2016. We have tested the design and operating effectiveness of the newly implemented and enhanced controls related to the above remediation actions concluding that the controls are designed and operating effectively as of December 31, 2016.
We have reviewed and obtained acceptance of completion of the remediation effort by our Chief Executive Officer, our Chief Financial Officer, and the Audit & Finance Committee.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the implementation of remediation efforts, as described above.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2016 pursuant to Rule 13a-15(b) of the Exchange Act of 1934. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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
(a)Exhibits

10.1
First Amendment to Credit Agreement and Security Agreement, dated as of December 27, 2016, by and among Orion Energy Systems, Inc., the subsidiary Borrowers party thereto, the subsidiary Guarantors party thereto and Wells Fargo Bank, National Association [Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2016 (File No. 001-33887)]

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2017.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended December 31, 2016

10.1
First Amendment to Credit Agreement and Security Agreement, dated as of December 27, 2016, by and among Orion Energy Systems, Inc., the subsidiary Borrowers party thereto, the subsidiary Guarantors party thereto and Wells Fargo Bank, National Association [Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2016 (File No. 001-33887)]

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