Form 10-K
period 2017-03-31
ORION ENERGY SYSTEMS, INC.
filed 2017-06-13
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
None
______________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an "emerging growth company". See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $29,845,443.
As of May 31, 2017, there were 28,497,329 shares of the Registrant’s common stock outstanding.
______________________________
 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on August 30, 2017 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

ORION ENERGY SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2017

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that are based on Orion Energy Systems, Inc's ("Orion", "we", "us", "our" and similar references) beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A. of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	our ability to achieve profitability and positive cash flows;

•	our levels of cash and our limited borrowing capacity under our revolving line of credit;

•	the availability of additional debt financing and/or equity capital;

•
our increasing emphasis on selling more of our products through third party distributors and sales agents, including our ability to attract and retain effective third party distributors and sales agents to execute our sales model;

•	our ability to develop and participate in new product and technology offerings or applications in a cost effective and timely manner;

•	our ability to manage the ongoing decreases in the average selling prices of our products as a result of competitive pressures in the evolving light emitting diode ("LED") market;

•	our ability to manage our inventory and avoid inventory obsolescence in a rapidly evolving LED market;

•	our lack of major sources of recurring revenue and the potential consequences of the loss of one or more key customers or suppliers, including key contacts at such customers;

•	our ability to adapt to increasing convergence in the LED market;

•	our ability to differentiate our products in a highly competitive market;

•	the deterioration of market conditions, including our dependence on customers' capital budgets for sales of products and services;

•	our ability to complete and execute our strategy in a highly competitive market and our ability to respond successfully to market competition;

•	our increasing reliance on third parties for the manufacture and development of products and product components;

•	our ability to successfully implement our strategy of focusing mainly on lighting solutions using LED technologies;

•	the market acceptance of our products and services;

•	our ability to realize expected cost savings from our cost reduction initiatives;

•	adverse developments with respect to litigation and other legal matters pursuant to which we are subject, including the ongoing litigation initiated against us by a former Chief Executive Officer;

•	our failure to comply with the covenants in our revolving credit agreement;

•	our fluctuating quarterly results of operations as we focus on new LED technologies, implement cost reduction initiatives and continue to focus investing in our third party distribution sales channel;

•	our ability to recruit, hire and retain talented individuals in all disciplines of our company;

•	our inability to timely and effectively remediate any material weakness in our internal controls and our failure to maintain an effective system of internal control over financial reporting;

•	price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products;

•	our ability to defend our patent portfolio;

•	a reduction in the price of electricity;

•	the cost to comply with, and the effects of, any current and future government regulations, laws and policies; and

•	potential warranty claims in excess of our reserve estimates.

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
Overview
We are a leading designer and manufacturer of high-performance, energy-efficient light emitting diode ("LED") and other lighting platforms. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.
Our lighting products consist primarily of LED lighting fixtures. Our principal customers include national accounts, electrical distributors, Energy Service Companies ("ESCOs") and electrical contractors. Currently, substantially all of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although we source products and components from third parties as the LED market continues to evolve and in order to provide versatility in our product development.
Although we continue to sell some lighting products using our legacy high intensity fluorescent ("HIF") technology, we believe the market for lighting products has shifted to LED lighting systems, and that the customer base for our legacy HIF products will continue to decline. Compared to our legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the LED market. Based on a July 2015 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. We plan to continue to primarily focus on developing and selling innovative LED products.
We do not have long-term contracts with our customers that provide us with recurring revenue from period to period and we typically generate substantially all of our revenue from sales of lighting systems and related services to governmental, commercial and industrial customers on a project by project basis. We typically sell our lighting systems in replacement of our customers’ existing fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical contractors, electrical distributors and ESCOs to sell to their own customer bases.
Our ability to achieve our desired growth and profitability depends on our ability to effectively engage distribution and sales agents, develop recurring revenue streams, and improve our marketing, new product development, project management, margin enhancement and operating expense management, as well as other factors. In addition, the gross margins of our products can vary significantly depending upon the types of products we sell, with margins ranging from 15% to 50%. Thus, a change in the total mix of our sales toward higher or lower margin products can cause our profitability to fluctuate from period to period.
In addition to selling directly to electrical distribution customers, we sell our lighting products and services to national accounts. We now have relationships with more than 200 resellers and distributors that are represented by a North American network of independent lighting agencies. We intend to continue to selectively build our sales network in the future.
Recent Developments
On May 25, 2017, our Board of Directors restructured our management team. As part of this restructuring, our Chief Executive Officer, John Scribante, left the Company and Mike Altschaefl, our current Board Chair, assumed the role of Chief Executive Officer. In addition, Scott Green, our Executive Vice President - Sales, became our new Chief Operating Officer, with ongoing primary responsibility for improving our revenue generation. Mike Potts and Marc Meade, our current Executive Vice Presidents, remained in their positions and were assigned primary responsibility for substantially reducing our cost structure and for streamlining operations. Bill Hull remained in his position as Chief Financial Officer.
Our market and product strategy are not changing. We are renewing our focus on execution, including a reduction in our cost structure. Our restructured management team has developed a plan to achieve positive earnings before interest, taxes, depreciation, and amortization, or EBITDA, no later than the fourth quarter of fiscal 2018 through the implementation of the following cost cutting measures:

•	Constant monitoring and management of manufacturing overhead costs to ensure we continue to deliver strong gross margin amid an increasingly competitive market landscape;

•	Reducing staff positions through a targeted reduction in existing headcount;

•	Reductions in the total compensation of our executive management and board of directors;

•	Reductions in operating expenses, including better control of legal spending, elimination of our racing program and removal of various non-critical back office programs and initiatives.
We believe the above cost reduction plan, coupled with our renewed focus on sales channel execution, will help to drive revenue growth and accelerate our path to profitability.
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
Orion U.S. Markets Division
Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. During fiscal 2017, a significant portion of the historic sales of this division migrated to distribution channel sales as a result of the implementation of our distribution sales strategy. The migrated sales are included in Orion's ODS Division. We expect this migration to continue during fiscal 2018.
Orion Engineered Systems Division
Our OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.
Orion Distribution Services Division
Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment expanded in fiscal 2017 as a result of our focus on expanding the amount of our sales through distributors as a result of the implementation of our distribution sales strategy. This expansion included the migration of customers from direct sales previously included in our USM division. We expect this migration to continue during fiscal 2018.
For financial results by reportable segment, please refer to Note 19, "Segment Data" in our consolidated financial statements included in Item 8. of this Annual Report.
Our Market Opportunity
We are primarily focused on providing commercial and industrial facilities lighting retrofit solutions in North America using solid-state LED technology. Although we continue to sell some lighting products using our legacy HIF technology, we believe the market for lighting products has shifted to LED lighting systems, and thus the customer base for our legacy HIF products will continue to decline. Compared to our legacy lighting systems, LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies.
Our products deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. We estimate that our energy management systems reduce our customers’ lighting-related electricity costs by approximately 50% to 80%, while increasing their quantity of light by approximately 50% and improving lighting quality when replacing traditional fixtures. Our customers typically realize a one to three-year payback period from electricity cost savings generated by our lighting systems without considering utility incentives or government subsidies. We have sold and installed our lighting products in over 14,665 facilities across North America, representing approximately 2.2 billion square feet of commercial and industrial building space, including sales to 191 of the Fortune 500 companies.
Energy-efficient lighting systems are cost-effective and environmentally responsible solutions allowing end users to reduce operating expenses. Based on a July 2015 report published by the United States Department of Energy, or DOE, we estimate the potential North American LED retrofit market within our primary markets to be approximately 1.1 billion lighting fixtures. Our primary markets are: commercial office and retail, area lighting and industrial applications.

Commercial office and retail. Our commercial office and retail market includes commercial office buildings, retail store fronts, government offices, schools, hospitals and other buildings with traditional 10 to 12 foot ceiling heights. The DOE estimates that there are approximately 987 million office troffer fixtures within the United States, which is a rectangular light fixture that fits into a modular dropped ceiling grid. We believe we have the opportunity to increase our revenue by serving this market with our LED Door Retrofit, or LDRTM, lighting solutions.
Area lighting. Our market for area lighting includes parking garages, surface lots, automobile dealerships and gas service stations. The DOE estimates that there are approximately 66 million area lighting fixtures within the United States and an additional 45 million roadway lighting fixtures in the United States.
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
We believe that utilities within the United States recognize the importance of energy efficiency as an economical means to manage capacity constraints and as a low-cost alternative when compared to the construction costs of building new power plants. Accordingly, many of these utilities are continually focused on demand reduction through energy efficiency. According to our research of individual state and utility programs, 50 states, through legislation, regulation or voluntary action, have seen their utilities design and fund programs that promote or deliver energy efficiency. In fact, as of May 31, 2017, only Alaska and Kansas do not currently have some form of utility or state energy efficiency programs for any of their commercial or industrial customers. Our products are not solely dependent upon these incentive programs, but we do believe that these incentive programs provide an important benefit as our customers evaluate their out-of-pocket cash investments.
Our Solution
50/50 Value Proposition. We estimate our lighting systems generally reduce lighting-related electricity costs by approximately 50% to 80% compared to legacy fixtures, while increasing the quantity of light by approximately 50% and improving lighting quality. In the commercial office and retail markets, we estimate our lighting systems generally reduce electricity costs by 50%. From December 1, 2001 through March 31, 2017, we believe that the use of LED and HIF fixtures has saved our customers $4.2 billion in electricity costs and reduced their energy consumption by 54.6 billion kWh.
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
Easy Installation, Implementation and Maintenance. Most of our fixtures are designed with a lightweight construction and modular plug-and-play architecture that allows for fast and easy installation and facilitates maintenance, which allows for easy integration of other components of our energy management system. Our office LED LDRTM products are designed to allow for a fast and easy installation without disrupting the ceiling space or the office workspace. We believe our system’s design reduces installation time and expense compared to other lighting solutions, which further improves our customers’ return on investment. We also believe that our use of standard components reduces our customers’ ongoing maintenance costs.
Expanded Product Offerings. We are committed to continue developing LED product offerings in all of the markets we serve. Our third generation of ISON® class of LED interior fixture delivers a market leading 214 lumens per watt. This advancement means our customers can get more light with less energy, and sometimes fewer fixtures, than with any other product on the market. In fiscal 2017, we launched a variety of new products, features and functionality targeting healthcare, food service, high and low temperature environments and other market segments. See "Products and Services" below.
Environmental Benefits. By allowing for the permanent reduction of electricity consumption, our energy management systems reduce indirect CO2 emissions that are a negative by-product of energy generation. We estimate that one of our LED lighting systems, when replacing a standard HID fixture, displaces 0.352 kW of electricity, which, based on information provided by the

EPA, reduces a customer’s indirect CO2 emissions by approximately 1.5 tons per year. Based on these figures, we estimate that the use of our products has reduced indirect CO2 emissions by approximately 34.1 million tons through March 31, 2017.
Our Competitive Strengths
Compelling Value Proposition. By permanently reducing lighting-related electricity usage, our systems enable our customers to achieve significant cost savings, without compromising the quantity or quality of light in their facilities. As a result, our products offer our customers a rapid return on their investment, without relying on government subsidies or utility incentives. We also offer our customers a single source solution whereby we manage and are responsible for the entire project, including installation across their entire North American real estate portfolio. Our ability to offer such a turnkey, national solution allows us to deliver energy reductions and cost savings to our customers in timely, orderly and planned multi-facility roll-outs.
Large and Growing Customer Base. We have developed a large and growing national customer base, and have installed our products in more than 14,665 commercial and industrial facilities across North America. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers. We intend to leverage our expertise in managing projects across multiple facilities within our new LED product markets, which now include new customer opportunities with banks, insurance companies, hospitals, fast food chains, retail storefronts, grocery and pharmacies.
Innovative Technology. We have developed a portfolio of 78 United States patents primarily covering various elements of our products. We believe these innovations allow our products to produce more light output per unit of input energy compared to our competition. We also have 25 patents pending that primarily cover various elements of our newly developed LED products and certain business methods. To complement our innovative energy management products, we have introduced integrated energy management services to provide our customers with a turnkey solution either at a single facility or across their North American facility footprints. Our demonstrated ability to innovate provides us with significant competitive advantages. Our lighting products offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID or traditional fluorescent fixtures.
Expanded Sales and Distribution Network. In addition to selling directly to electrical distribution customers, we sell our lighting products and services to national accounts. We now have relationships with more than 200 resellers and distributors that are represented by a North American network of independent lighting agencies. At the end of fiscal 2017, we had 42 different lighting agencies representing us in approximately 95% of the United States and Canada and parts of the Caribbean and Latin America, with a goal of roughly 50 representative agencies by the end of fiscal 2018. We intend to continue to selectively build our sales network in the future, with a focus on geographic regions where we do not currently have a strong sales presence.
Our Growth Strategies
Emphasize and Expand LED Product and Market. We believe the market for lighting products has experienced a significant technology shift to LED lighting systems. Accordingly, our primary focus is on our lighting and retrofit solutions using LED technologies. We have expanded our role and product offerings in the LED marketplace, and plan to increase sales of LED fixtures for commercial office and retail applications, schools, hospitals and government buildings, freezer and cold storage applications, exterior area applications, as well as high bay interior applications.
Expanded Sales Network and Salesforce. In addition to selling directly to national account customers, we are increasingly emphasizing selling our lighting products and services to end users through electrical distributors and sales agents. During fiscal 2016, we engaged more than 18 manufacturer representative agencies to expand our reach with the broadline distributors and further enhance our ability to grow revenue. During fiscal 2017, we engaged an additional 24 manufacturer representative agencies, culminating the year at 42 different lighting agencies covering approximately 95% of the United States and Canada and parts of the Caribbean and Latin America. We now have relationships with more than 200 resellers and distributors that are represented by a North American network of independent lighting agencies. We continue to expand our sales network and we are also maintaining our in-market sales force which generates revenue through our independent channels.
Leverage Existing Customer Base. Over the last several years, we have focused on expanding our relationships with our existing customers by transitioning from single-site facility implementations to comprehensive enterprise-wide rollouts of our lighting products. We also intend to leverage our large installed base of HIF lighting systems to implement all aspects of our energy management system, particularly LED lighting products, wireless controls, cloud-based power data analysis and storage capabilities for our existing customers.
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

Products and Services
Our recent primary focus has been, and will continue to be, emphasizing our LED lighting fixtures. Currently, substantially all of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although we also source products and components from third parties as the LED market continues to evolve in order to have versatility in our product development. We are focused on researching, developing and/or acquiring new innovative LED products and technologies for the retrofit markets, such as the LED door retrofit. We plan to focus our efforts on developing creative new LED retrofit products in order to offer our customers a variety of integrated energy management services, such as system design, project management and installation.
Products
The following is a description of our primary products:
The LED Troffer Door Retrofit (LDRTM): The LDRTM is designed to replace existing 4 foot by 2 foot and 2 foot by 2 foot fluorescent troffers that are frequently found in office or retail grid ceilings. Our LDRTM product is unique in that the LED optics and electronics are housed within the doorframe that allows for installation of the product in approximately one to two minutes. The product also provides reduced maintenance expenses based upon improved LED chips.
Interior LED High Bay Fixtures: Our LED interior high bay lighting products consist of our Harris high bay, ApolloTM high bay and ISON® high bay products. Our ISON® class of LED interior fixture offers a full package of premium features, including low total cost of ownership, optics that currently exceed competitors in terms of lumen package, delivered light, modularity and advanced thermal management. Our third generation of ISON® class of LED interior fixture delivers a market leading 214 lumens per watt. This advancement means our customers can get more light with less energy, and sometimes fewer fixtures, than with any other product on the market. Our ApolloTM class of LED interior fixtures is designed for new construction and retrofit projects where initial cost is the largest factor in the purchase decision. Our Harris high bay is ideal for customers seeking a cost-effective solution to deliver energy savings and maintenance reductions. In addition, our LED interior lighting products are lightweight and easy to handle, which further reduces installation and maintenance costs and helps to build brand loyalty with electrical contractors and installers.
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
We also provide other services that comprise a small amount of our revenue. These services primarily include management and control of power quality and remote monitoring and control of our installed systems. We also sell and distribute replacement lamps and fixture components into the after-market.
Our Customers
We primarily target commercial, institutional and industrial customers who have warehousing, manufacturing, and office facilities. As of March 31, 2017, we have installed our products in 14,665 commercial and industrial facilities across North America. In fiscal 2017 and fiscal 2016, there was no single customer that accounted for more than 10% of our total revenue. In fiscal 2015 we had one customer that accounted for 12% of our total revenue.
Sales and Marketing
We believe that partnering with an agency sales force focused on providing technical product and sales support to our customers provides us with a greater potential for revenue growth. We sell our products in one of two ways: (i) directly to commercial and industrial customers using a systematic multi-step process that focuses on our value proposition and provides our sales force with a specific protocol for working with our customers from the point of lead generation through delivery of our products and services and (ii) indirectly through independent sales agencies and electrical distributors. Our ODS segment focuses on developing and expanding customer relationships with independent manufacturer’s agents and broadline distributors. During fiscal 2017 and fiscal 2016, we engaged more than 42 manufacturer representative agencies to expand our reach with broadline distributors and further enhance our ability to increase our revenue. We attempt to leverage the customer relationships of these distributors to further extend the geographic scope of our selling efforts. We work cooperatively with our indirect channels through participation in national trade organizations and by providing training on our sales methodologies. We intend to continue to selectively expand our independent sales agent network, focusing on those geographic regions where we lack sufficient sales coverage.
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
Competition
The market for energy-efficient lighting products and services is fragmented. We face strong competition primarily from manufacturers and distributors of lighting products and services as well as electrical contractors. We compete primarily on the basis of technology, cost, performance, quality, customer experience, energy efficiency, customer service and marketing support.
There are a number of lighting fixture manufacturers that sell LED and HIF products that compete with our lighting product lines. Lighting companies such as Acuity Brands, Inc., Carmanah Technology Corporation, Energy Focus, Inc., Eaton Corporation plc, Cree, Inc., LSI Industries, Inc., Revolution Lighting Technologies Inc., TCP International Holdings, Inc., and Hubbell Incorporated are some of our main competitors within the commercial office, retail and industrial markets.
We also face competition from companies who provide energy management services. Some of these competitors, such as Ameresco, Inc., Johnson Controls, Inc. and Honeywell International, provide basic systems and controls designed to further energy efficiency.
Intellectual Property
As of March 31, 2017, we had been issued 78 United States patents and have applied for 25 additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF and LED fixtures. Our patented LDRTM product allows for a significantly quicker installation when compared to competitor's commercial office lighting products. Our smart lighting controls allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.
We believe that our patent portfolio as a whole is material to our business. We also believe that our patents covering our ability to manage the thermal and optical performance of our LED and HIF lighting products are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects.
Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog as of March 31, 2017 and March 31, 2016 totaled $7,300,000 and $5,600,000, respectively.  We generally expect our backlog to become revenue within one year.
Manufacturing and Distribution
We lease approximately 197,000 square foot manufacturing and distribution facility located in Manitowoc, Wisconsin, where substantially all of our products are manufactured. As part of our business initiatives to adapt to the rapidly evolving LED market and to continue to enhance our competitiveness, we are considering implementing significant changes to our manufacturing production and assembly facility and processes.
We generally maintain a significant supply of raw material and purchased and manufactured component inventory. We contract with transportation companies to ship our products and manage all aspects of distribution logistics. We generally ship our products directly to the end user.
Research and Development
Our research and development efforts are centered on developing new LED products and technologies and enhancing existing products. The products, technologies and services we are developing are focused on increasing end user energy efficiency and enhancing lighting output. During fiscal 2014, we developed and commercialized the LDRTM product obtained through our acquisition of Harris Manufacturing. Over the last three fiscal years, we have focused our development on additional LED products, resulting in our development and commercialization of several new suites of LED interior high bay products.
Our research and development expenditures were $2,004,000, $1,668,000 and $2,554,000 for fiscal years 2017, 2016 and 2015, respectively.
During fiscal 2016, we opened an innovation hub in Chicago, Illinois to support the development and design of new LED products. We believe that this location is in close proximity to highly regarded engineering and business schools and will offer us a greater supply of technical talent to help us develop new LED products in the future.  We also operate research and development lab and test facilities in our Jacksonville, Florida and Manitowoc, Wisconsin locations.
Regulatory Matters
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
Employees
As of March 31, 2017, we had 181 full-time and 83 temporary employees, of which 150 work in manufacturing. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS
You should carefully consider the risk factors set forth below and in other reports that we file from time to time with the Securities and Exchange Commission and the other information in this Annual Report on Form 10-K. The matters discussed in the following risk factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects and could cause the trading price of our common stock to decline.
We have had a history of losses and we may be unable to achieve profitability or positive cash flows in the future.
We have experienced net losses for the past five fiscal years. Generating net income and positive cash flows in the future will depend on our ability to successfully complete and execute our strategic plan and our recently announced cost reduction initiatives. There is no guarantee that we will be able to achieve profitability or positive cash flows in the future. Our inability to successfully achieve profitability and positive cash flows may result in us experiencing a serious liquidity deficiency and resulting in material adverse consequences that could threaten our viability.
We may not be able to obtain equity capital or debt financing necessary to fund our ongoing operations, effectively pursue our strategy and sustain our growth initiatives.
Our existing liquidity and capital resources may not be sufficient to allow us to fund our ongoing operations, effectively pursue our strategy or sustain our growth initiatives.  As of March 31, 2017, we had $17,307,000 of cash and approximately $6,629,000 of outstanding borrowings and only $203,000 of remaining borrowing capacity available under our revolving credit facility. If we require additional capital resources, we may not be able to obtain sufficient equity capital and/or debt financing to allow us to continue our normal course of operations or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability to us of equity capital or debt financing on acceptable terms and conditions include:

•	The price, volatility and trading volume and history of our common stock.

•	Our current and future financial results and position.

•	The market’s view of our company, industry and products.

•	The perception in the equity and debt markets of our ability to execute our business plan or achieve our operating results expectations.
Our inability to obtain the equity capital or debt financing necessary to fund our ongoing operations or pursue our strategies could force us to scale back our operations or our sales initiatives due to the high working capital costs associated with an increase in the sales of our products from existing levels. If we are unable to pursue our strategy and sustain our growth initiatives, our business and operating results will be materially adversely affected.
We are increasing our emphasis on indirect distribution channels to sell our products and services. If we are unable to attract, incentivize and retain our third-party distributors and sales agents, our revenues could decline and our costs could increase.
We have significantly expanded the number of our manufacturer representative agencies that sell our products through distributors, many of which are not exclusive, which means that these sales agents and distributors may sell other third-party products and services in direct competition with us. Since many of our competitors use sales agents and distributors to sell their products and services, competition for such agents and distributors is intense and may adversely affect our product pricing and gross margins. Additionally, due to mismanagement, industry trends, macro-economic developments, or other reasons, our sales agents and distributors may be unable to effectively sell our products at the levels desired or anticipated. In addition, we have historically relied on direct sales to sell our products, which were often made in competition with sales agents and distributors. In order to attract and form lasting partnerships with sales agents and distributors in the future, we will be required to overcome our historical perception as a direct sales competitor. As a result, we may have difficulty attracting and retaining sales agents and distributors and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business.
The success of our business depends upon our adaptation to the changing market conditions in the lighting industry and on market acceptance of our lighting retrofit solutions using new LED technologies.
The market for lighting products has recently experienced a significant technology shift to LED lighting systems. As a result, we are focusing our business primarily on providing lighting retrofit solutions using new LED technologies in lieu of traditional HIF lighting upon which our business has historically relied.
As a result, our future success depends significantly upon the adoption rate of LED products within our primary markets and our ability to participate in this ongoing market trend. To be an effective participant in this growing LED market opportunity, we must keep up with the evolution of LED technology, which has been moving at a fast pace. We may be unable to successfully develop and market new LED products or services that keep pace with technological or industry changes, differentiate ourselves from our competition, satisfy changes in customer demands or comply with present or emerging government and industry regulations and technology standards. The development and introduction of new LED products may result in increased warranty expenses and other new product introduction expenses. In addition, we will likely continue to incur substantial costs to research and develop new LED products, which will increase our expenses, without guarantee that our new products and services will be commercially viable. We may also spend time and resources to develop and release new LED products only to discover that a competitor has also introduced similar new products with superior performance. Moreover, if new sources of lighting are developed, our current products and technologies could become less competitive or obsolete, which could result in reduced revenue, reduced earnings or increased losses and/or inventory and other impairment charges. Additionally, as the lighting retrofit market continues to shift to LED lighting products from HIF and other traditional lighting products, customer purchasing decisions have been delayed as they evaluate the relative advantages and disadvantages of the lighting retrofit product alternatives and wait for further decreases in the price of LED lighting products. These circumstances have led, and may continue to lead, to reduced revenue for us in the periods affected.
As we attempt to adapt our business organization to this quickly evolving market, we have been managing through significant change in our vendor supply chain as LED product portfolio and our product revenue continue to increase and we place most of our focus on this product line. We currently believe that our continuing efforts to negotiate further lower material input costs will help maintain or improve our LED product gross margins. However, we may not be able to realize the gross margin benefits in the amounts or on the timetable anticipated and we may experience higher warranty expenses in the future as we implement our manufacturing and assembly process changes. It is also possible that, as we continue to focus our sales efforts on our LED product lines, we may increase our risk of inventory obsolescence for our legacy lighting product lines or even for outmoded LED products.
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
We face strong competition primarily from manufacturers and distributors of energy management products and services, as well as from electrical contractors. We compete primarily on the basis of customer relationships, price, quality, energy efficiency, customer service and marketing support. Our products are in direct competition with the expanding availability of LED products, HID technology, as well as HIF products and older fluorescent technology in the lighting systems retrofit market.
Many of our competitors are better capitalized than we are, have strong customer relationships, greater name recognition, and more extensive engineering, manufacturing, sales and marketing capabilities. In addition, the LED market has seen increased convergence in recent years, resulting in our competition gaining increased market share and resources. Competitors could focus their substantial resources on developing a competing business model or energy management products or services that may be potentially more attractive to customers than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors may also offer energy management products and services at reduced prices in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, require us to lower our average selling prices in order to remain competitive, and reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition.
The success of our LED lighting retrofit solutions depend, in part, on our ability to claim market share ahead of our competitors.
Participants in the LED market who are able to quickly establish customer relationships and achieve market penetration are likely to gain a competitive advantage as the lighting retrofit solutions offered by us and our competitors generally have a product life of several years following installation. If we are unable to establish customer relationships and achieve market penetration in the LED market in a timely manner, we may lose the opportunity to market our LED products and services to significant portions of the lighting systems retrofit market for several years and may be at a disadvantage in securing future business opportunities from customers that have previously established relationships with one or more of our competitors. These circumstances could reduce our revenue and profitability, which could have a material adverse effect on our results of operations and financial condition.

We do not have major sources of recurring revenue and depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The loss of significant customers or a major customer could have an adverse effect on our operations.
We do not have long-term contracts with our customers that provide us with recurring revenue from period to period. As a result, we generate a substantial portion of our revenue by securing large retrofit and multi-facility roll-out projects from new and existing customers and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 33%, 37%, and 36% respectively, of our total revenue for fiscal 2017, 2016 and 2015. In fiscal 2015, our top customer accounted for 12% of our total revenue. In fiscal 2017 and fiscal 2016, there was no single customer that accounted for more than 10% of our revenue. While we are making efforts to increase our sources of recurring revenue, we expect large retrofit and rollout projects to continue to remain a significant component of our total revenue. Additionally, commercial office lighting retrofits provide for single large project opportunities. As a result, we may continue to experience customer concentration in future periods. The loss of, or substantial reduction in sales to, any of our significant customers, or a major customer, could have a material adverse effect on our results of operations in any given future period.
Our financial performance is dependent on our ability to execute on our strategy, including implementing cost reduction initiatives, and achieve profitability.
Our ability to achieve our desired growth and profitability depends on our ability to effectively engage distribution and sales agents, develop recurring revenue streams, and improve our marketing, new product development, project management, margin enhancement and operating expense management, as well as other factors. If we are unable to successfully execute in any of these areas or on our growth and profitability strategy, then our business and financial performance will likely be materially adversely affected.
In addition, the gross margins of our products can vary significantly, with margins ranging from 15% to 50%. While we continue to implement our strategy of transitioning to higher-margin products, a change in the total mix of our sales toward lower margin products, a decrease in the margins on our products as a result of competitive pressures driving down the average selling price of our products, lower sales volumes and promotional programs to increase sales volumes could reduce our profitability and result in a material adverse effect on our business and financial performance.
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
We are involved in a variety of claims, lawsuits and other disputes. These suits concern a variety of issues, including employee-related matters and contract disputes, as well as the ongoing lawsuit against us by a former Chief Executive Officer. It is not feasible to predict the outcome of these pending suits and other matters, and the ultimate resolution of these matters, as well as future potential lawsuits, could result in liabilities, fines, significant expenses, distraction of management and other issues that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
Increased employee turnover could negatively impact our business.
We have, from time to time, experienced increased employee turnover. The increased turnover has resulted in the loss of numerous long-term employees, along with their institutional knowledge and expertise, and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. Such turnover has also placed a significant burden on our continuing employees, has resulted in higher recruiting expenses as we have sought to recruit and train employees, and introduced increased instability in our operations as responsibilities were reallocated to new or different employees. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees and reduce employee turnover, our operations and our ability to execute our operating plan could be adversely affected.
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
We are subject to financial and operating covenants in our credit agreement and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the credit agreement, resulting in our being unable to borrow under our credit agreement and materially adversely impact our liquidity.
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
If our information technology systems security measures are breached or fail, our products may be perceived as not being secure, customers may curtail or stop buying our products, we may incur significant legal and financial exposure, our business, results of operations and financial condition could be materially adversely affected.
Our information technology systems involve the storage of customers’ personal and proprietary information in our equipment, networks and corporate systems. Security breaches expose us to a risk of loss of this information, litigation and increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Security breaches or unauthorized access may in the future result in a combination of significant legal and financial exposure, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect upon our business. We take steps to prevent unauthorized access to our corporate systems, however, because the techniques used to obtain unauthorized access, disable or sabatoge systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security.
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
Our operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to water, the remediation of contaminated properties and the generation, handling, storage, transportation, treatment and disposal of, and exposure to, waste and other materials, as well as laws and regulations relating to occupational health and safety. These laws and regulations frequently change, and the violation of these laws or regulations can lead to substantial fines, penalties and other liabilities. The operation of our manufacturing facility entails risks in these areas and there can be no assurance that we will not incur material costs or liabilities in the future that could adversely affect our results of operations or financial condition.
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
Our net operating loss carry-forwards provide a future benefit only if we are profitable and may be subject to limitation based upon ownership changes.
We have significant federal net operating loss carry-forwards and state net operating loss carry-forwards. While our federal and state net operating loss carry-forwards are fully reserved for, if we are unable to return to and maintain profitability, we may not be able to fully utilize these tax benefits. Furthermore, generally a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry-forwards attributable to the period prior to such change. We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that may affect the timing of the use of our net operating loss carry-forwards, but we do not believe the ownership change affects the use of the full amount of our net operating loss carry-forwards. As a result, our ability to use our net operating loss carry-forwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us.
Our failure to establish and maintain effective internal controls over financial reporting could harm our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. As of March 31, 2017 and March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls were not effective due to certain identified material weaknesses. The material weakness identified as of March 31, 2017 was the result of our insufficient review of our project costs and related accounting entries. The material weaknesses identified as of March 31, 2016 were a result of our insufficient review of non-routine revenue transactions and the related accounting entries and were remediated during fiscal 2017. These material weaknesses were a result of our insufficient review of non-routine revenue transactions and the related accounting entries. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If the remedial measures implemented are determined to be insufficient to address this material weakness, if we are unable to successfully remediate our current material weakness related to our accounting close process, or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. The failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of our common stock.
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about our business or us. If these analysts do not continue to provide adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
The market price of our common stock could be adversely affected by future sales of our common stock in the public market by us or our executive officers and directors.
We and our executive officers and directors may from time to time sell shares of our common stock in the public market or otherwise. We cannot predict the size or the effect, if any, that future sales of shares of our common stock by us or our executive officers and directors, or the perception of such sales, would have on the market price of our common stock.
We may not be able to maintain compliance with The NASDAQ Capital Market’s continued listing requirements.
Our common stock is listed on The NASDAQ Capital Market. In order to maintain the listing of our common stock on The NASDAQ Capital Market, we must meet minimum financial, and other requirements, including requirements that our common stock maintains a minimum price per share of $1.00. As of May 31, 2017 the closing price per share of our common stock was $1.38. If the price of our common stock were to fall below $1.00 for 30 or more consecutive business days, we would no longer be in compliance with the continued listing requirements of The NASDAQ Capital Market and may be required to take steps to satisfy the minimum price per share requirement, including calling a special meeting of our shareholders to approve a reverse stock split. A potential delisting of our common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations.
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
In addition, our employment arrangements with senior management provide for severance payments and accelerated vesting of benefits, including accelerated vesting of stock options and restricted stock awards, upon a change of control. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby adversely affecting the market price of our common stock. These provisions may also discourage or prevent a change of control or result in a lower price per share paid to our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
On March 31, 2016, we entered into a purchase and sale agreement with a third party to sell and leaseback our manufacturing and distribution facility located in Manitowoc, Wisconsin. The transaction closed on June 30, 2016. Pursuant to the agreement, a lease was entered into on June 30, 2016, in which we are leasing approximately 197,000 square feet of the building for not less than three years. The lease contains options by either party to reduce the amount of leased space after March 1, 2017. We continue to lease approximately 197,000 square feet of the building as of the date of this report.
We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our leased Manitowoc manufacturing and distribution facility, of which we lease a portion to a third party. We also lease office space in the following locations:

•	5,600 square foot office in Houston, Texas.

•	10,500 square foot office space in Jacksonville, Florida.

•	3,100 square foot office space in Chicago, Illinois.
Facilities noted above are utilized by all our business segments.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on our future results of operations. In addition to ordinary-course litigation, we are a party to the proceedings described below.

On March 27, 2014, we were named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, a former Chief Executive Officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleged, among other things, that we breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint sought, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted our motion to dismiss six of the plaintiff's claims. On January 9, 2015, the plaintiff filed an amended complaint re-alleging claims that were dismissed by the court, including, among other things, a retaliation claim and certain claims with respect to prior management agreements and certain intellectual property rights. On January 22, 2015, we filed a motion to dismiss and a motion to strike certain of the claims made in the amended complaint. On May 18, 2015, the court dismissed the intellectual property claims re-alleged in the January 9, 2015 amended complaint. At the court's direction, the parties attempted to mediate the matter in May 2016, but were unsuccessful in resolving the matter.
On August 25, 2016, the Chief Judge of the United States District Court for the Eastern District of Wisconsin (Green Bay Division) dismissed all claims against us brought by the plaintiff, including his claims that we had allegedly breached the plaintiff’s employment agreement and had allegedly violated the plaintiff's whistleblower rights. On September 22, 2016, the plaintiff filed an appeal to the United States Court of Appeals challenging the judgment rendered on August 25, 2016. After the court-mandated mediation was unsuccessful, the plaintiff moved forward with his appeal focusing only on the District Court's dismissal of his whistleblower claims.
We intend to continue to defend against the claims vigorously. We believe that we have substantial legal and factual defenses to the claims and allegations remaining in the case and that we will prevail in this proceeding. Based upon the current status of the lawsuit, we do not believe that it is reasonably possible that the lawsuit will have a material adverse impact on our future continuing results of operations.

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

	High	Low
Fiscal 2017
First Quarter	$1.55	$1.13
Second Quarter	$1.45	$1.18
Third Quarter	$2.49	$1.17
Fourth Quarter	$2.31	$1.76
Fiscal 2016
First Quarter	$3.48	$2.17
Second Quarter	$2.59	$1.73
Third Quarter	$2.50	$1.58
Fourth Quarter	$2.25	$1.18
Shareholders
As of May 31, 2017, there were approximately 226 record holders of the 28,497,329 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents shares outstanding under our 2003 Stock Option Plan, our 2004 Stock and Incentive Awards Incentive Plan, and our 2016 Omnibus Incentive Plan as of March 31, 2017.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options and Restricted Shares	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (1)
Equity Compensation plans approved by security holders	3,225,496	$2.47	1,298,221
Equity Compensation plans not approved by security holders	—	—	—
Total	3,225,496	$2.47	1,298,221

______________________________

(1)	Excludes shares reflected in the column titled “Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares”.
Issuer Purchase of Equity Securities
We did not purchase shares of our common stock during the year ended March 31, 2017.
Unregistered Sales of Securities
We did not make any unregistered sales of our common stock during the year ended March 31, 2017 that were not previously disclosed in a Quarterly Report on form 10-Q or a current report on Form 8-K during such period.

Stock Price Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on March 31, 2012 through March 31, 2017, for (1) our common stock, (2) the Russell 2000 Index and (3) The NASDAQ Clean Edge Green Energy Index. Data for the Russell 2000 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. The stock price performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

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

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$66,224	$64,897	$65,881	$71,954	$72,604
Service revenue	3,987	2,745	6,329	16,669	13,482
Total revenue	70,211	67,642	72,210	88,623	86,086
Cost of product revenue (1)(5)(7)	49,630	49,630	68,388	54,423	49,551
Cost of service revenue	3,244	2,015	4,959	11,220	9,805
Total cost of revenue	52,874	51,645	73,347	65,643	59,356
Gross profit (loss)	17,337	15,997	(1,137)	22,980	26,730
General and administrative expenses (1)(2)(3)	14,777	16,884	14,908	14,951	13,946
Impairment of assets (6)	250	6,023	—	—	—
Acquisition and integration related expenses (4)	—	—	47	819	—
Sales and marketing expenses (1)(2)	12,833	11,343	13,290	13,527	17,129
Research and development expenses (1)	2,004	1,668	2,554	2,026	2,259
Loss from operations	(12,527)	(19,921)	(31,936)	(8,343)	(6,604)
Other income	215	—	—	—	—
Interest expense	(273)	(297)	(376)	(481)	(567)
Dividend and interest income	36	128	300	567	845
Loss before income tax	(12,549)	(20,090)	(32,012)	(8,257)	(6,326)
Income tax (benefit) expense (2)(3)	(261)	36	49	(2,058)	4,073
Net loss and comprehensive loss	$(12,288)	$(20,126)	$(32,061)	$(6,199)	$(10,399)
Net loss per share attributable to common shareholders:
Basic	$(0.44)	$(0.73)	$(1.43)	$(0.30)	$(0.50)
Diluted	$(0.44)	$(0.73)	$(1.43)	$(0.30)	$(0.50)
Weighted-average shares outstanding:
Basic	28,156	27,628	22,353	20,988	20,997
Diluted	28,156	27,628	22,353	20,988	20,997
______________________________

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of product revenue	$30	$36	$50	$70	$114
General and administrative expenses	1,337	1,148	1,056	1,025	578
Sales and marketing expenses	139	235	360	485	451
Research and development expenses	99	43	33	13	21
Total stock-based compensation expense	$1,605	$1,462	$1,499	$1,593	$1,164

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

(6)
Includes fiscal 2017 intangible asset impairment of $250 and fiscal 2016 expenses of $4,409 related to the impairment of goodwill and $1,614 related to the write-down to fair value of the manufacturing facility.

(7)	Includes fiscal 2017 expenses of $2,209 related to an increase in inventory reserves and other inventory adjustments.
______________________________

	As of March 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$17,307	$15,542	$20,002	$17,568	$14,376
Short-term investments	—	—	—	470	1,021
Total assets	62,051	70,875	87,805	98,940	102,097
Long term borrowings	6,819	4,021	3,222	3,151	4,109
Shareholder notes receivable	(4)	(4)	(4)	(50)	(265)
Total shareholders’ equity	35,450	45,983	64,511	77,012	77,769

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2017. See also “Forward-Looking Statements” and Item 1A “Risk Factors”.
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
Our lighting products consist primarily of light emitting diode ("LED") lighting fixtures. Our principal customers include national accounts, electrical distributors, energy service companies ("ESCOs") and electrical contractors. Currently, substantially all of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve and in order to provide versatility in our product development.
Although we continue to sell some lighting products using our legacy high intensity fluorescent ("HIF") technology, we believe the market for lighting products has shifted to LED lighting systems, and that the customer base for our legacy HIF products will continue to decline. Compared to our legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the LED market. Based on a July 2015 United States Department of Energy report, we estimate the potential North American LED retrofit market within our key product categories to be approximately 1.1 billion lighting fixtures. We plan to continue to primarily focus on developing and selling innovative LED products.
We do not have long-term contracts with our customers that provide us with recurring revenue from period to period and we typically generate substantially all of our revenue from sales of lighting systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We typically sell our lighting systems in replacement of our customers’ existing fixtures. We call this replacement process a “retrofit.” We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical contractors, electrical distributors, and ESCOs to sell to their own customer bases.
Our ability to achieve our desired revenue growth and profitability goals depends on our ability to effectively engage distribution and sales agents, develop recurring revenue streams, implement our cost reduction initiatives, and improve our marketing, new product development, project management, margin enhancement and operating expense management, as well as other factors. In addition, the gross margins of our products can vary significantly depending upon the types of products we sell, with margins ranging from 15% to 50%. As a result, a change in the total mix of our sales toward higher or lower margin products can cause our profitability to fluctuate from period to period.
Our fiscal year ends on March 31. We refer to our prior fiscal year which ended on March 31, 2015, as “fiscal 2015”, the year ended March 31, 2016 as "fiscal 2016", and our current fiscal year, which ends on March 31, 2017, as “fiscal 2017.” Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
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
Market Shift to Light Emitting Diode Products
The rapid market shift in the lighting industry from legacy lighting products to LED lighting products has caused us to adopt new strategies, approaches and processes in order to respond proactively to this industry transition. These changing underlying business fundamentals in this transition include:

•	Rapidly declining LED component costs and LED product end user customer pricing pressure.

•	Improving LED product performance and customer return on investment payback periods driving increasing customer preferences for LED lighting products compared to legacy lighting products.

•	Increasing LED lighting product customer sales compared to decreasing HIF product sales.

•	A broader and more diverse customer base and market opportunities compared to our historical commercial and industrial facility customers.

•	Increased importance of highly innovative product designs and features and enhanced product research and development capabilities resulting in more rapid new product introduction.

•	Significantly reduced product technology life cycles; significantly shorter product inventory shelf lives and the related increased risk of rapidly occurring product technology obsolescence.

•	Increased reliance on international component sources.

•	Less internal product fabrication and production capabilities needed to support LED product assembly.

•	Different and broader types of components, fabrication and assembly processes needed to support LED product assembly compared to our legacy products.

•	Expanding customer bases and sales channels.

•	Significantly longer end user product warranty requirements for LED products compared to our legacy products.
As we continue to focus our primary business on selling our LED product lines to respond to the rapidly changing market dynamics in the lighting industry, we face intense competition from an increased number of other LED product companies, a number of which have substantially greater resources and more experience and history with LED lighting products than we do.
Fiscal 2017 Developments
During the second half of fiscal 2017 we experienced a slowing of customer capital spending which we attribute to general macro-economic concerns and conservative cash allocation strategies within our manufacturing and industrial customer base. Additionally, during fiscal 2017, we continued to further emphasize sales through our distribution channel by working through manufacturer representative agencies that represent lighting distributors throughout our addressable markets: commercial office and retail, area lighting and industrial applications. While we expect this activity to generate long-term growth, in the near-term it may have a dampening impact on revenues.
During fiscal 2017, we continued to see slight improvements in our LED product gross margin related to LED products as a result of our negotiated price decreases for lighting components and the benefits of our cost containment initiatives. In fiscal 2017, we introduced a series of new LED industrial high bay products, among them the High-Bay Luminaire that broke the 200 Lumens Per Watt (“LPW”) barrier at 214 LPW. These LED products have significant advantages in delivering lumens per watt and, we believe, the lowest total cost of ownership versus other LED lighting products. Additionally, we expect that our gross margins will improve as we increase sales of these new products. During fiscal 2017, LED lighting revenue increased by 16.3% compared to fiscal 2016.
In the fourth quarter of fiscal 2017 we experienced a pullback in the market as customers reduced spending due to economic concerns and became more conservative with the change in the U.S. economy upon the installment of new government leadership at the national level. Orion converted its legacy fluorescent business to a “stock to order” basis and wrote off inventory as well as increasing the reserve on certain LED exterior lighting products.
Recent Developments
On May 25, 2017, our Board of Directors restructured our management team. As part of this restructuring, our Chief Executive Officer, John Scribante, left the Company and Mike Altschaefl, our current Board Chair, assumed the role of Chief Executive Officer. In addition, Scott Green, our Executive Vice President - Sales, became our new Chief Operating Officer, with ongoing primary responsibility for improving our revenue generation. Mike Potts and Marc Meade, our current Executive Vice Presidents, remained in their positions and were assigned primary responsibility for substantially reducing our cost structure and for streamlining operations. Bill Hull remained in his position as Chief Financial Officer.
Our market and product strategy are not changing. We are renewing our focus on execution, including a reduction in our cost structure. Our restructured management team has developed a plan to achieve positive earnings before interest, taxes, depreciation, and amortization, or EBITDA, no later than the fourth quarter of fiscal 2018 through the implementation of the following cost cutting measures:

•	Constant monitoring and management of manufacturing overhead costs to ensure we continue to deliver strong gross margin amid an increasingly competitive market landscape;

•	Reducing staff positions through a targeted reduction in existing headcount;

•	Reductions in the total compensation of our executive management and board of directors;

•	Reductions in operating expenses, including better control of legal spending, elimination of our racing program and removal of various non-critical back office programs and initiatives.
We believe the above cost reduction plan, coupled with our renewed focus on sales channel execution will help to drive revenue growth and accelerate our path to profitability.
Fiscal 2018 Outlook
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
Our long-term optimism is based upon the considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, manufacturing, healthcare, government and retail markets, the continued development of our new higher margin products and product enhancements, including our new LED product offerings, our efforts to expand our channels of distribution and our cost reduction initiatives. As we continue to adapt to the rapidly evolving lighting market, we have implemented significant changes to our manufacturing operations to increase our flexibility, lower our cost structure and remain competitive.
Our outlook for 2018 is positive since other factors lead us to believe that the following factors will directly or indirectly drive spending:

•	LED adoption continues to grow in all sectors;

•	Commercial and industrial sentiment is strengthening;

•	Utility incentives continue to be available and are increasing as a percent of project costs in many areas;

•	Prospects of tax regulatory reform are encouraging;

•	Capital spending is increasing;

•	Business profits are increasing; and

•	Consumer spending remains strong.
Beyond the benefits of our lighting fixtures, there is also an opportunity to utilize our system platform as a “digital” or “connected ceiling”, or rather a framework or network that can support the installation and integration of other business solutions on our digital platform. This exciting, cutting edge growth opportunity is also known as the “Industrial Internet of Things” or IIoT, and is still early in its development, however, we have already participated in a few compelling applications that deliver cost savings and efficiency in areas outside of lighting.
We expect that, based on the above circumstances, our revenues and gross margins will increase during fiscal 2018, when compared to fiscal 2017, as we continue to recognize the benefits of higher purchase volumes of LED components at lower costs, increasing sales volumes of our newly introduced and higher-margin LED high bay products and increased utilization of our manufacturing facility.
We also expect that our selling and marketing expenditures will increase slightly in fiscal 2018 primarily to support more robust customer lead generation and to further enhance our brand awareness with our agents to support their efforts to sell our products.

Results of Operations: Fiscal 2017 versus Fiscal 2016
The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2017	2016		2017	2016
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$66,224	$64,897	2.0%	94.3%	95.9%
Service revenue	3,987	2,745	45.2%	5.7%	4.1%
Total revenue	70,211	67,642	3.8%	100.0%	100.0%
Cost of product revenue	49,630	49,630	—%	70.7%	73.4%
Cost of service revenue	3,244	2,015	61.0%	4.6%	3.0%
Total cost of revenue	52,874	51,645	2.4%	75.3%	76.4%
Gross profit (loss)	17,337	15,997	8.4%	24.7%	23.6%
General and administrative expenses	14,777	16,884	(12.5)%	21.0%	25.0%
Impairment of assets	250	6,023	NM	0.4%	8.6%
Sales and marketing expenses	12,833	11,343	13.1%	18.3%	16.8%
Research and development expenses	2,004	1,668	20.1%	2.9%	2.5%
Loss from operations	(12,527)	(19,921)	37.1%	(17.8)%	(29.5)%
Other income	215	—	NM	0.3%	—%
Interest expense	(273)	(297)	(8.1)%	(0.4)%	(0.4)%
Interest income	36	128	(71.9)%	0.1%	0.2%
Loss before income tax	(12,549)	(20,090)	37.5%	(17.9)%	(29.7)%
Income tax expense	(261)	36	NM	(0.4)%	0.1%
Net loss and comprehensive loss	$(12,288)	$(20,126)	38.9%	(17.5)%	(29.8)%
*NM = Not Meaningful
Revenue. Product revenue increased 2.0%, or $1,327,000. The increase in product revenue in fiscal 2017 was primarily a result of strengthening sales volume of LED fixtures and sales of new products introduced during the year. Our increase in product revenue was partially offset by negative impacts resulting from the transition of our distribution sales channel to an agent driven model, that did not gain traction until late in the second quarter of fiscal 2017. LED lighting revenue increased by 16.3% to $53,110,000 in fiscal 2017 as compared to $45,678,000 in fiscal 2016. Service revenue increased 45.2%, or $1,242,000, primarily due to more installation project revenue in fiscal 2017 when compared to fiscal 2016. Total revenue increased by 3.8%, or $2,569,000, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Our cost of product revenue remained the same although fiscal 2017 had higher sales and better absorption. Our fiscal year 2017 gross margin includes the adverse impact of $2,209,000 of charges to increase the inventory reserve by $1,671,000 and an adjustment to write off supplies inventory of $538,000. The increase to the reserve reflects a growing customer preference for higher performing LED lighting technologies and the related slowdown in demand for lower priced earlier generation solutions. Our cost of service revenue increased 61.0%, or $1,229,000 in fiscal 2017 versus fiscal 2016 primarily due to additional costs associated with our increased service revenue in fiscal 2017. Gross margin increased from 23.6% of revenue in fiscal 2016 to 24.7% in fiscal 2017. Lighting gross margin was positively impacted by a favorable mix of higher-priced and higher-margin LED high bay fixtures, better absorption due to higher volumes, negotiated price decreases for lighting components, and the benefits of our cost containment initiatives.
Operating Expenses
General and Administrative. Our general and administrative expenses decreased 12.5%, or $2,107,000, in fiscal 2017 primarily due to a reduction in legal costs, depreciation and amortization expense, offset by increases in employee costs, stock compensation, auditing and consulting expenses.

Impairment of assets. We performed an impairment test as of March 31, 2017 due to a triggering event for our indefinite-lived intangible asset. As a result of this impairment test, we determined that $250,000 of our intangible asset for the Harris trade name was impaired. In 2016, we performed our annual goodwill impairment test in the fourth quarter and we determined that the entire amount of our recorded goodwill of $4,409,000 was impaired. Also in fiscal 2016, our long-lived assets related to the pending sale and leaseback of our manufacturing facility were impaired by $1,614,000 to properly represent the fair value of the property being sold.
Sales and Marketing. Our sales and marketing expenses increased 13.1%, or $1,490,000, in fiscal 2017 compared to fiscal 2016. The increase was primarily due to increased commissions related to our agency channel and rebranding costs, offset by a reduction in bad debt expense incurred in fiscal 2017 when compared to fiscal 2016.
Research and Development. Our research and development expenses increased 20.1% or $336,000, in fiscal 2017 primarily due to our investment in product innovation related to new product development.
Other income. Other income in fiscal 2017 represented product royalties received from licensing agreements for our patents.
Interest Expense. Our interest expense in fiscal 2017 decreased by 8.1% or $24,000 from fiscal 2016. The reduction in interest expense is attributable to the decrease in our outstanding debt.
Interest Income. Our interest income in 2017 decreased by 71.9% or $92,000 from fiscal 2016. Our interest income decreased due to an increase in customers opting to utilize outside third party finance providers.
Income Taxes. Our income tax expense decreased $297,000 from fiscal 2016. In fiscal 2017, we received refunds from previously filed tax returns and reversed a valuation allowance resulting in a tax benefit in fiscal 2017. Our income tax expense is typically due to changes in expected minimum state tax liabilities.
Results of Operations: Fiscal 2016 versus Fiscal 2015
The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2016	2015		2016	2015
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$64,897	$65,881	(1.5)%	95.9%	91.2%
Service revenue	2,745	6,329	(56.6)%	4.1%	8.8%
Total revenue	67,642	72,210	(6.3)%	100.0%	100.0%
Cost of product revenue	49,630	68,388	(27.4)%	73.4%	94.7%
Cost of service revenue	2,015	4,959	(59.4)%	3.0%	6.9%
Total cost of revenue	51,645	73,347	(29.6)%	76.4%	101.6%
Gross profit (loss)	15,997	(1,137)	NM	23.6%	(1.6)%
General and administrative expenses	16,884	14,908	13.3%	25.0%	20.6%
Impairment of assets	6,023	—	NM	0.4%	—%
Acquisition and integration related expenses	—	47	(100.0)%	—%	0.1%
Sales and marketing expenses	11,343	13,290	(14.7)%	16.8%	18.4%
Research and development expenses	1,668	2,554	(34.7)%	2.5%	3.5%
Loss from operations	(19,921)	(31,936)	37.6%	(29.5)%	(44.2)%
Interest expense	(297)	(376)	21.0%	(0.4)%	(0.5)%
Interest income	128	300	(57.3)%	0.2%	0.4%
Loss before income tax	(20,090)	(32,012)	37.2%	(29.7)%	(44.3)%
Income tax expense	36	49	(26.5)%	0.1%	0.1%
Net loss and comprehensive loss	$(20,126)	$(32,061)	37.2%	(29.8)%	(44.4)%
Revenue. Product revenue decreased 1.5%, or $984,000. The slight decrease in product revenue was primarily a result of the impact of the softening macro-economic environment in the back half of fiscal 2016. Strong customer response to our next generation high bay product offering drove increased LED sales which were offset by tempered demand in the industrial sector as a result of macro-economic uncertainty. LED lighting revenue increased 48% from $30,800,000 in fiscal 2015 to $45,679,000 in fiscal 2016. Service revenue decreased 56.6%, or $3,584,000, due to higher service revenue in fiscal 2015 primarily due to more solar revenue and project revenue from a significant customer. Total revenue decreased by 6.3%, or $4,568,000, primarily due to the items discussed above.
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
Impairment of assets. We performed our annual goodwill impairment test in the fourth quarter of fiscal 2016. In conjunction with the annual goodwill impairment test, we determined that the entire amount of our recorded goodwill of $4,409,000 was impaired. In addition, long-lived assets related to the pending sale and leaseback of our manufacturing facility were impaired by $1,614,000 to properly represent the fair value of the property being sold.
Sales and Marketing. Our sales and marketing expenses decreased 14.7%, or $1,947,000, in fiscal 2016 compared to fiscal 2015. The decrease was due to a decrease in headcount related expenses for compensation and reduced travel costs in conjunction with our cost containment efforts.
Research and Development. Our research and development expenses decreased by 34.7% or $886,000, in fiscal 2016 primarily due to a reduction in consulting fees and customer field sample testing costs related to our new products as we continued to increase our cost effectiveness related to launching new products and decrease our reliance on higher-cost third parties.
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
U.S. Markets Division
Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. During fiscal 2017, a significant portion of the historic customers of this division migrated to distribution channel sales as a result of the implementation of our distribution sales strategy. The migrated sales are included in Orion's ODS Division. We expect this migration to continue during fiscal 2018.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the year ended March 31,
	2017	2016	2015
Revenues	$17,852	$38,841	$37,778
Operating loss	$(1,357)	$(4,958)	$(12,542)
Operating margin	(7.6)%	(12.8)%	(33.2)%
Fiscal 2017 Compared to Fiscal 2016
USM segment revenue decreased from fiscal 2016 by 54.0%, or $20,989,000. The decrease in revenue during fiscal 2017 compared to fiscal 2016 was primarily due to our transition to more sales through manufacturer representative agents. These sales are now reflected within ODS.

USM segment operating loss improved from fiscal 2016 by 72.6%, or $3,601,000. The decrease in operating loss in fiscal 2017 was primarily due to the non-recurrence of costs associated with the segment's fiscal 2016 goodwill impairment charge of $2,371,000 and fiscal 2016 fixed asset impairment charge of $689,000.
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

The following table summarizes our OES segment operating results (dollars in thousands):

	For the year ended March 31,
	2017	2016	2015
Revenues	$29,501	$26,325	$33,454
Operating income (loss)	$(3,647)	$(6,982)	$(12,431)
Operating margin	(12.4)%	(26.5)%	(37.2)%
Fiscal 2017 Compared to Fiscal 2016
OES revenue increased in fiscal 2017 by 12.1%, or $3,176,000, compared to fiscal 2016. This increase in revenue was primarily driven by an increase in lighting revenue due to an increase in customer capital spending within the manufacturing and industrial sector. OES completed more turnkey jobs in fiscal 2017 when compared to fiscal 2016
OES segment operating loss decreased 47.8%, or $3,335,000, from fiscal 2017 compared to fiscal 2016. The decreased loss was due to improvements to fiscal 2017 revenues and increases in gross margin related to cost decreases on LED components. The decrease in operating loss was also due to non-recurrence of the segment's fiscal 2016 goodwill impairment charge of $2,038,000 and fiscal 2016 fixed asset impairment charge of $804,000.
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
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment expanded in fiscal 2017 as a result of the expansion of sales through distributors as a result of the implementation of our distribution sales strategy. This expansion included the migration of customers from direct sales previously included in our USM division.

The following table summarizes our ODS segment operating results (dollars in thousands):

	For the year ended March 31,
	2017	2016	2015
Revenues	22,858	2,476	978
Operating loss	(927)	(632)	(455)
Operating margin	(4.1)%	(25.5)%	(46.5)%
Fiscal 2017 Compared to Fiscal 2016
ODS segment revenue increased in fiscal 2017 from fiscal 2016 by $20,382,000. The increase in revenue in fiscal 2017 was due to our transition from ESCOs to distribution channel sales through manufacturer representative agents expanding our customer base. Sales further increased due to the shift of customers from the USM division to this division as a result of our transition to the distribution model.
ODS segment operating loss increased by 46.7%, or $295,000, in fiscal 2017. The operating loss increase was minimized by our continued investment in selling costs and increasing commission expenses due to our manufacturer representative agents as we complete our selling channel transition.
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
Liquidity and Capital Resources
Overview
We had $17,307,000 in cash and cash equivalents as of March 31, 2017, compared to $15,542,000 at March 31, 2016. Our cash position as of March 31, 2017 benefited from improvements in working capital, the gross proceeds of our $2,600,000 sale and leaseback of our manufacturing facility on June 30, 2016 and recent borrowings under our revolving credit facility.
In February 2015, we entered into a credit and security agreement ("Credit Agreement") with Wells Fargo Bank, National Association. In fiscal 2017, we amended the Credit Agreement to extend the maturity date to February 6, 2019 and eliminate a $5,000,000 excess availability reserve that had limited the amount available to be drawn under the Credit Agreement by such amount. The credit agreement provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of March 31, 2017, our borrowing base was approximately $6,832,000. Borrowings under the Credit Agreement outstanding as of March 31, 2017, amounted to approximately $6,629,000. As a result, we estimate that as of March 31, 2017, we were eligible to only borrow an additional $203,000 under the Credit Facility based upon current levels of eligible inventory and accounts receivable. The Credit Facility includes a $2,000,000 sublimit for the issuance of letters of credit.
Our future liquidity needs are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost reduction initiatives, capital expenditures, pending or future litigation results, cost containment measures and future potential acquisition transactions. In addition, we tend to experience high working capital costs when we increase sales from existing levels. Based on our current expectations, while we anticipate realizing improved net income performance during fiscal 2018, we also currently believe that we will experience negative working capital cash flows during some quarters of fiscal 2018.
While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements during the near-term, there can be no assurance to that effect. We are pursuing various alternative sources of liquidity, including exploring a sale and leaseback of our tech center office building, to help ensure that we will have the best allocation of investing capital to satisfy our working capital needs. We are also implementing certain inventory management practices that we anticipate will help to reduce our inventory levels and enhance our cash position. If we experience significant liquidity constraints, we may be required to reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.

In February 2017, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we currently have the flexibility to publicly offer and sell from time to time up to $75,000,000 of debt and/or equity securities, although, we are currently limited to selling an amount of securities equal to one-third of our public float on such registration statement. The filing of the shelf registration statement may help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.
Cash Flows
The following table summarizes our cash flows for our fiscal 2017, fiscal 2016 and fiscal 2015:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(in thousands)
Operating activities	$(1,903)	$(3,473)	$(12,812)
Investing activities	1,649	(372)	(730)
Financing activities	2,019	(615)	15,976
Increase (decrease) in cash and cash equivalents	$1,765	$(4,460)	$2,434
Cash Flows Related to Operating Activities. Cash provided by or used in operating activities primarily consisted of a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, provisions for reserves, and the effect of changes in working capital and other activities.
Cash used in operating activities for fiscal 2017 was $1,903,000 and consisted of net cash provided by changes in operating assets and liabilities of $3,676,000 and a net loss adjusted for non-cash expense items of $5,579,000. Cash provided by changes in operating assets and liabilities consisted of a decrease of $1,687,000 in accounts receivable due to the timing of collections from customers, a decrease in inventory of $1,220,000 due to decreasing inventory prices, a decrease in prepaid expenses and other assets of $2,084,000 due to project billings that decreased unbilled revenue and an increase in deferred revenue of $300,000. Cash used by changes in operating assets and liabilities included an increase in deferred contract costs of $899,000 due to projects still in process, a decrease in accounts payable of $81,000 due to the increase in purchases to support our anticipated growth in lighting product revenue, and decrease in accrued expenses and other of $635,000 for increased commissions as a result of Orion’s distribution model changes.
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
Cash Flows Related to Investing Activities. Cash provided by investing activities was $1,649,000 in fiscal 2017 which consisted of spend of $660,000 for capital expenditures and $291,000 investment in patents, offset by $2,600,000 of proceeds from the sale of the Manitowoc manufacturing facility.
Cash used in investing activities was $372,000 in fiscal 2016 that consisted of $401,000 for capital improvements related to LED production. Cash provided by investing activities in fiscal 2016 included $35,000 related to the sale of property, plant, and equipment.

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
Cash Flows Related to Financing Activities. Cash provided by financing activities was $2,019,000 for fiscal 2017. This included net proceeds from the revolving credit facility of $2,910,000, offset by $880,000 in cash used for the repayment of long-term debt and $11,000 for stock option related tax settlements.
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
Working Capital
Our net working capital as of March 31, 2017 was $25,487,000, consisting of $43,883,000 in current assets and $18,396,000 in current liabilities. Our net working capital as of March 31, 2016 was $29,239,000, consisting of $48,530,000 in current assets and $19,291,000 in current liabilities. Our current accounts receivable balance decreased by $1,718,000 from the fiscal 2016 year-end due to strengthened emphasis on collection efforts in fiscal 2017. Our current inventory decreased from the fiscal 2016 year-end by $3,431,000 due to increases in inventory reserves of $1,671,000 related to the write-down of fluorescent and LED exterior inventory to net realizable value. In addition, we scrapped inventory that was fully reserved during fiscal 2017. Our deferred contract costs increased by $898,000 due to projects not completed at year-end. Our prepaid and other current assets decreased by $2,161,000 due to a decrease in unbilled projects in fiscal 2017. Our accounts payable decreased by $81,000 due to increased sourced products and timing of payments. Our accrued expenses decreased from our fiscal 2016 year-end by $598,000 due to a decrease in accrued contract costs related to projects and timing of payment of sales tax, offset by an increase in accrued compensation and benefits.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
In February 2015, we entered into a credit and security agreement ("Credit Agreement") with Wells Fargo Bank, National Association. In fiscal 2017, we amended the credit agreement Credit Agreement to extend the maturity date to February 6, 2019 and eliminate a $5,000,000 excess availability reserve that had limited the amount available to be drawn under the Credit Agreement by such amount. The credit agreement provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of March 31, 2017, our borrowing base was approximately $6,832,000. The Credit Facility includes a $2,000,000 sublimit for the issuance of letters of credit.
As of March 31, 2017, we had no outstanding letters of credit. Borrowings under the Credit Agreement outstanding as of March 31, 2017, amounted to approximately $6,629,000. We estimate that as of March 31, 2017, we were eligible to borrow an additional $203,000 under the Credit Facility based upon current levels of eligible inventory and accounts receivable. We were in compliance with the covenants in the Credit Agreement as of March 31, 2017.
Subject in each case to our applicable borrowing base limitations, the Credit Agreement otherwise provides for a $15,000,000 Credit Facility. This limit may increase to $20,000,000 based on a borrowing base requirement, if we satisfy certain conditions. We did not meet the requirements to increase the borrowing limit to $20,000,000 as of July 31, 2016, the most recent measurement date.
From and after any increase in the Credit Facility limit from $15,000,000 to $20,000,000, the Credit Agreement requires that we maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets.
Each of our subsidiaries is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of our and each of our subsidiaries' personal property (excluding various assets relating to customer Orion Throughput Agreements ("OTAs") and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of March 31, 2017, the interest rate was 4.15%. We must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
Capital Spending
Over the past three fiscal years, we have made capital expenditures primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $660,000 in fiscal 2017, $401,000 in fiscal 2016, and $2,006,000 in fiscal 2015. We plan to incur approximately $658,000 in capital expenditures in fiscal 2018. Our capital spending plans predominantly consist of investments related to new product development tooling and investments in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Contractual Obligations
Information regarding our known contractual obligations of the types described below as of March 31, 2017 is set forth in the following table (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Bank debt obligations	$6,629	$—	$6,629	$—	$—
Other debt obligations	21	16	5	—
Capital lease obligations	327	137	161	29
Cash interest payments on debt	287	143	144	—	—
Operating lease obligations	1,241	654	587	—	—
Purchase order and capital expenditure commitments(1)	4,218	4,218	—	—	—
Total	$12,723	$5,168	$7,526	$29	$—

(1)	Reflects non-cancellable purchase commitments for certain inventory items entered into in order to secure better pricing and ensure materials on hand.
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

Revenue Recognition. We recognize revenue when the following criteria have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred and title has passed to the customer; (iii) the sales price is fixed and determinable and no further obligation exists; and (iv) collectability is reasonably assured. Virtually all of our revenue is recognized when title and risk of loss transfers to the customer or when services are completed and acceptance provisions, if any, have been met. In certain of our contracts, we provide multiple deliverables. We record the revenue associated with each element of these arrangements by allocating the total contract revenue to each element based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence, or “VSOE” of selling price, if available, (2) third-party evidence, or “TPE” of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available. We determine the selling price for our lighting and energy management system products, installation and recycling services using management’s best estimate of selling price as VSOE or TPE evidence does not exist. We consider external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, internal costs, and the scope and size of projects.
We have limited Power Purchase Agreement (“PPA”) contracts still outstanding. Those PPA’s outstanding are supply side agreements for the generation of electricity for which we recognize revenue on a monthly basis over the life of the PPA contract, typically in excess of 10 years. Prior to fiscal 2015, we sold solar PV systems that were recognized to revenue using the percentage-of-completion method by measuring project progress by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. Revenue from sales of our solar PV systems is generally recognized over a period of three to 15 months. There were no sales of solar PV systems in fiscal 2017, fiscal 2016 or fiscal 2015.
Historically we have offered our customers long-term financing through our OTA sales-type financing program. Under this program we finance the customer’s purchase of our energy management systems. Our OTA contracts are sales-type capital leases under GAAP and we record revenue at the net present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and contain a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third party finance company in exchange for cash and future payments.
Inventories. Inventories are stated at the lower of cost or market value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below cost, then the inventory value is reduced to its market value. In fiscal 2017 we recorded an addition to our inventory reserve of $1,671,000 that represents a write down of our fluorescent and exterior LED inventory. During fiscal 2015, we recorded an impairment charge of $12,130,000 to our wireless controls inventory. Our inventory obsolescence reserves at March 31, 2017 were $3,473,000, or 20.4% of gross inventory, and $2,127,000, or 11.1% of gross inventory, at March 31, 2016.
Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $144,000, or 1.5% of gross receivables, at March 31, 2016 and $505,000, or 4.4% of gross receivables, at March 31, 2016.
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

As a result of our reoccurring losses, during fiscal 2017 we reviewed our definite lived assets for impairment in accordance with the applicable accounting guidance. Under this guidance assets are identified to asset groups that are then tested for recoverability by comparing the asset group’s carrying value to the sum of undiscounted cash flows to be generated through the use and eventual disposition of the assets. An impairment and reduction in the asset value is recorded if the carrying value of the assets exceeds the sum of these future undiscounted cash flows. In conjunction with the fiscal 2017 review, we determined that our definite lived fixed and intangible assets represented two asset groups. The first asset group represents our solar power generating assets that are installed at a customer location and generate distinct and separately identifiable cash flows under a long-term contract with this customer for the use of the power they generate. The second asset group consists of all of our other definite lived fixed and intangible assets. Due to the central nature of our operations, these assets support our full operations and are utilized by all three of our reportable segments and do not generate separately identifiable cash flows below the total asset group level. The primary asset within the asset group is the machinery and equipment with a remaining useful life of five years. As such, in accordance with the accounting guidance, our review for recoverability of this asset group compared the carrying value of the asset group to our expected undiscounted cash flows for the next five years plus estimated proceeds at the end of the five-year period. We concluded that the undiscounted cash flows for both the solar assets and other definite lived asset group exceeded their carrying values. As such the assets were deemed recoverable and no impairment was recorded.
During fiscal 2016, we recorded an impairment loss of $1,614,000 related to the write-down of our Manitowoc manufacturing facility based upon the net realizable value of the pending sale leaseback transaction which occurred during the first fiscal quarter of fiscal 2017. During fiscal 2015, we recorded an impairment loss of $1,030,000 related to development and licensing costs for our wireless controls inventory.
After an impairment loss is recognized, a new, lower cost basis for that long-lived asset is established. Subsequent changes in facts and circumstances do not result in the reversal of a previously recognized impairment loss.
Our impairment loss calculations require that we apply judgment in identifying asset groups, estimating future cash flows, determining asset fair values, and estimating asset’s useful lives. To make these judgments, we may use internal discounted cash flow estimates, quoted market prices, when available, and independent appraisals, as appropriate, to determine fair value.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be required to recognize future impairment losses which could be material to our results of operations.
Goodwill. As of March 31, 2016, we no longer carry goodwill on our balance sheet. Prior to that date, we tested goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment existed. In addition, we monitored for the existence of potential impairment indicators throughout the fiscal year. We conducted impairment testing for goodwill at the reporting unit level. Reporting units, as defined by Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. For fiscal 2016 and fiscal 2015, our reporting units consisted of our segments: USM and OES. The ODS segment had no goodwill.
We performed a quantitative test for impairment in conjunction with our fiscal 2016 annual goodwill impairment review, due to the decline in our stock price, continued operating losses and a decline in our enterprise market capitalization to below our book value. As a result of that test, during fiscal 2016, we recorded an impairment loss of $4,409,000 related to all of our goodwill which was determined to be in excess of its implied fair value based upon the second step of the goodwill impairment test. As a result we no longer carry a goodwill balance on our balance sheet and further goodwill impairment tests are not required.
Indefinite Lived Intangible Assets. We test indefinite lived intangible assets for impairment at least annually on the first day of our fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. Our annual impairment test may begin with a qualitative test to determine whether it is more likely than not that an indefinite lived intangible asset's carrying value is greater than its fair value. If our qualitative assessment reveals that asset impairment is more likely than not, we perform a quantitative impairment test by comparing the fair value of the indefinite lived intangible asset to its carrying value. Alternatively, we may bypass the qualitative test and initiate impairment testing with the quantitative impairment test.
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

We performed a qualitative assessment in conjunction with our annual impairment test for our indefinite lived intangible assets as of January 1, 2017. This qualitative assessment considered our operating results for the first nine months of our fiscal 2017 in comparison to prior years as well as our anticipated fourth quarter results and fiscal 2018 plan. As a result of the conditions that exited as of the assessment date, an asset impairment was not deemed to be more likely than not. As such, a quantitative analysis was not required.
During the fourth quarter of fiscal 2017, we achieved lower than anticipated operating results, made a strategic shift in our manufacturing strategy and approach to the fluorescent and LED exterior lighting market, and revised our fiscal 2018 forecast. As a result we believe a triggering event occurred requiring us to reassess our indefinite lived intangible assets for impairment. As such we performed a quantitative impairment review of our indefinite lived intangible asset related to our Harris trade name as of March 31, 2017 using the royalty replacement method to determine the asset’s fair value. Under the royalty replacement method, the fair value of the Harris trade name was determined based on a market participant’s view of the royalty that would be paid to license the right to use the trade name. This quantitative analysis incorporated several assumptions including forecasted future revenues and cash flows, estimated royalty rate, based on similar licensing transactions and market royalty rates, and discount rate, which incorporates assumptions such as weighted-average cost of capital and risk premium. As a result of this quantitative test the carrying value of the Harris trade name exceeded its estimated fair value and an impairment of $250,000 was recorded to Impairment of assets during the fourth quarter to reduce the asset’s carrying value to its calculated fair value.
During fiscal 2016, we also performed a quantitative test on indefinite lived intangible assets related to our Harris trade name and determined that its fair value exceeded its carrying value and was not impaired. This test was performed in conjunction with our annual impairment test of goodwill after determining the goodwill was impaired.
An additional impairment loss could result from a future annual or interim impairment test. Such a loss could have a material adverse effect on our results of operations.
Stock-Based Compensation. We currently issue restricted stock awards to our employees, executive officers and directors. Prior to fiscal 2015, we also issued stock options to these individuals. We apply the provisions of ASC 718, Compensation - Stock Compensation, to these restricted stock and stock option awards which requires us to expense the estimated fair value of stock options and similar awards based on the fair value of the award on the date of grant. Compensation costs for equity incentives are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
We last issued stock options during fiscal 2014. The fair value of each option for financial reporting purposes was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain assumptions, including fair value, expected term, risk-free interest rate, expected volatility, expected dividends, and expected forfeiture rate to calculate the fair value of stock-based payment awards.
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
As of March 31, 2017, $2,094,000 of total stock-based compensation cost was expected to be recognized by us over a weighted average period of 2.2 years. We expect to recognize $1,189,000 of stock-based compensation expense in fiscal 2018 based on restricted stock awards outstanding as of March 31, 2017. This expense will increase further to the extent we have granted, or will grant, additional stock options or restricted stock awards in the future.
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
Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2017, 2016, and 2015 we have recorded a full valuation allowance against our net federal and net state deferred tax assets due to our cumulative three year taxable losses. In making these determinations, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.

We believe that past issuances and transfers of our stock caused an ownership change in fiscal 2007 that affected the timing of the use of our net operating loss carry-forwards, but we do not believe the ownership change affects the use of the full amount of the net operating loss carry-forwards. As a result, our ability to use our net operating loss carry-forwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us.
As of March 31, 2017, we had net operating loss carry-forwards of approximately $65,746,000 for federal tax purposes and $56,231,000 for state tax purposes. Included in these loss carry-forwards were $2,977,000 for federal and $3,324,000 for state tax expenses that were associated with the exercise of non-qualified stock options. The benefit from our net operating losses created from these compensation expenses has not yet been recognized in our financial statements and will be accounted for in our shareholders’ equity as a credit to additional paid-in-capital as the deduction reduces our income taxes payable. We first recognize tax benefits from current period stock option expenses against current period income. The remaining current period income is offset by net operating losses under the tax law ordering approach. Under this approach, we will utilize the net operating losses from stock option expenses last.
We also had federal tax credit carry-forwards of $1,403,000 and state tax credit carry-forwards of $724,000, which are fully reserved for as part of our valuation allowance. Both the net operating losses and tax credit carry-forwards will begin to expire in varying amounts between 2020 and 2036. We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carry-forwards, all years since 2002 are open to examination by tax authorities.
By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2017, the balance of gross unrecognized tax benefits was approximately $113,000, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.
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
As of March 31, 2017, $6,629,000 of our $6,977,000 of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $66,300 per year.
Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. A hypothetical 8% fluctuation in aluminum prices would have an impact of $440,000 on earnings in fiscal 2018.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Orion Energy Systems, Inc.
Manitowoc, Wisconsin
We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. as of March 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedule II, Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2017. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Energy Systems, Inc. at March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Energy Systems, Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 13, 2017 expressed an adverse opinion thereon.
/s/BDO USA, LLP
Milwaukee, Wisconsin
June 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Orion Energy Systems, Inc.
Manitowoc, Wisconsin
We have audited Orion Energy Systems, Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orion Energy Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s control activities and information and communication over the accounting close process has been identified and included in management’s assessment in Item 9A. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated June 13, 2017 on those financial statements.
In our opinion, Orion Energy Systems, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orion Energy Systems, Inc. as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017 and our report dated June 13, 2017 expressed an unqualified opinion thereon.
/s/BDO USA, LLP
Milwaukee, Wisconsin
June 13, 2017

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2017	2016
Assets
Cash and cash equivalents	$17,307	$15,542
Accounts receivable, net	9,171	10,889
Inventories, net	13,593	17,024
Deferred contract costs	935	37
Prepaid expenses and other current assets	2,877	5,038
Total current assets	43,883	48,530
Property and equipment, net	13,786	17,004
Other intangible assets, net	4,207	5,048
Long-term accounts receivable	5	108
Other long-term assets	170	185
Total assets	$62,051	$70,875
Liabilities and Shareholders’ Equity
Accounts payable	$11,635	$11,716
Accrued expenses and other	5,988	6,586
Deferred revenue, current	621	243
Current maturities of long-term debt	152	746
Total current liabilities	18,396	19,291
Revolving credit facility	6,629	3,719
Long-term debt, less current maturities	190	302
Deferred revenue, long-term	944	1,022
Other long-term liabilities	442	558
Total liabilities	26,601	24,892
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2017 and 2016; no shares issued and outstanding at March 31, 2017 and 2016	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2017 and 2016; shares issued: 37,747,227 and 37,192,559 at March 31, 2017 and 2016; shares outstanding: 28,317,490 and 27,767,138 at March 31, 2017 and 2016	—	—
Additional paid-in capital	153,901	152,140
Treasury stock: 9,429,737 and 9,425,421 common shares at March 31, 2017 and 2016	(36,081)	(36,075)
Shareholder notes receivable	(4)	(4)
Retained deficit	(82,366)	(70,078)
Total shareholders’ equity	35,450	45,983
Total liabilities and shareholders’ equity	$62,051	$70,875

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2017	2016	2015
Product revenue	$66,224	$64,897	$65,881
Service revenue	3,987	2,745	6,329
Total revenue	70,211	67,642	72,210
Cost of product revenue	49,630	49,630	68,388
Cost of service revenue	3,244	2,015	4,959
Total cost of revenue	52,874	51,645	73,347
Gross profit (loss)	17,337	15,997	(1,137)
Operating expenses:
General and administrative	14,777	16,884	14,908
Impairment of assets	250	6,023	—
Acquisition and integration related expenses	—	—	47
Sales and marketing	12,833	11,343	13,290
Research and development	2,004	1,668	2,554
Total operating expenses	29,864	35,918	30,799
Loss from operations	(12,527)	(19,921)	(31,936)
Other income (expense):
Other income	215	—	—
Interest expense	(273)	(297)	(376)
Interest income	36	128	300
Total other expense	(22)	(169)	(76)
Loss before income tax	(12,549)	(20,090)	(32,012)
Income tax (benefit) expense	(261)	36	49
Net loss and comprehensive loss	$(12,288)	$(20,126)	$(32,061)

Basic net loss per share attributable to common shareholders	$(0.44)	$(0.73)	$(1.43)
Weighted-average common shares outstanding	28,156,382	27,627,693	22,353,419
Diluted net loss per share	$(0.44)	$(0.73)	$(1.43)
Weighted-average common shares and share equivalents outstanding	28,156,382	27,627,693	22,353,419

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Shareholder Notes Receivable	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2014	21,588,326	$130,987	$(36,034)	$(50)	$(17,891)	$77,012
Issuance of common stock for cash, net of issuance costs	5,462,500	$17,465	$—	$—	$—	$17,465
Issuance of stock for services	27,931	131	—	—	—	131
Exercise of stock options and warrants for cash	178,387	430	—	—	—	430
Shares issued under Employee Stock Purchase Plan	1,486	4	7	—	—	11
Collection of shareholder notes receivable	—	—	—	46	—	46
Stock-based compensation	170,055	1,499	—	—	—	1,499
Employee tax withholdings on stock-based compensation	(7,152)	—	(22)	—	—	(22)
Net loss	—	—	—	—	(32,061)	(32,061)
Balance, March 31, 2015	27,421,533	$150,516	$(36,049)	$(4)	$(49,952)	$64,511
Issuance of stock for services	35,290	66	—	—	—	66
Exercise of stock options and warrants for cash	46,410	97	—	—	—	97
Shares issued under Employee Stock Purchase Plan	3,925	(1)	8	—	—	7
Stock-based compensation	270,303	1,462	—	—	—	1,462
Employee tax withholdings on stock-based compensation	(10,323)	—	(34)	—	—	(34)
Net loss	—	—	—	—	(20,126)	(20,126)
Balance, March 31, 2016	27,767,138	$152,140	$(36,075)	$(4)	$(70,078)	$45,983
Issuance of stock for services	110,566	156	—	—	—	156
Shares issued under Employee Stock Purchase Plan	5,156	—	8	—	—	8
Stock-based compensation	444,102	1,605	—	—	—	1,605
Employee tax withholdings on stock-based compensation	(9,472)	—	(14)	—	—	(14)
Net loss	—	—	—	—	(12,288)	(12,288)
Balance, March 31, 2017	28,317,490	$153,901	$(36,081)	$(4)	$(82,366)	$35,450

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2017	2016	2015
Operating activities
Net loss	$(12,288)	$(20,126)	$(32,061)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,451	2,950	2,853
Amortization	881	1,215	1,327
Stock-based compensation expense	1,605	1,462	1,499
Impairment of assets	250	6,023	12,130
Loss (gain) on sale of property and equipment	1	40	(21)
Provision for inventory reserves	2,212	509	361
Provision for bad debts	132	575	285
Other	177	258	265
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	1,687	7,116	(1,909)
Inventories, current	1,220	(3,249)	(2,356)
Deferred contract costs	(899)	137	651
Prepaid expenses and other current assets	2,084	(2,645)	1,261
Accounts payable	(81)	713	2,475
Accrued expenses and other	(635)	1,803	838
Deferred revenue, current and long-term	300	(254)	(410)
Net cash used in operating activities	(1,903)	(3,473)	(12,812)
Investing activities
Purchase of property and equipment	(660)	(401)	(2,006)
Purchase of short-term investments	—	—	(2)
Sale of short-term investments	—	—	472
Additions to patents and licenses	(291)	(6)	(234)
Proceeds from sales of property, plant and equipment	2,600	35	1,040
Net cash provided by (used in) investing activities	1,649	(372)	(730)
Financing activities
Payment of long-term debt	(880)	(1,901)	(4,494)
Proceeds from revolving credit facility	87,935	65,767	2,500
Repayments of revolving credit facility	(85,025)	(64,549)	—
Proceeds from long-term debt	—	—	446
Proceeds from repayment of shareholder notes	—	—	46
Proceeds from issuance of common stock, net of issuance costs	—	(2)	17,465
Payments to settle employee tax withholdings on stock-based compensation	(19)	(34)	(22)
Deferred financing costs	—	—	(406)
Net proceeds from employee equity exercises	8	104	441
Net cash provided by (used in) financing activities	2,019	(615)	15,976
Net increase (decrease) in cash and cash equivalents	1,765	(4,460)	2,434
Cash and cash equivalents at beginning of period	15,542	20,002	17,568
Cash and cash equivalents at end of period	$17,307	$15,542	$20,002
Supplemental cash flow information:

Cash paid for interest	$164	$191	$287
Cash (received) paid for income taxes	$(153)	$18	$42
Supplemental disclosure of non-cash investing and financing activities:
Vendor financed capital lease addition	$175	$396	$—

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
Allowance for Doubtful Accounts
Orion performs ongoing evaluations of its customers and continuously monitors collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, historical experience with write-offs and specific customer collection issues that have been identified. See Note 3 - Accounts Receivable for further discussion of the allowance for doubtful accounts
Long-Term Receivables
Orion records a long-term receivable for the non-current portion of its sales-type capital lease OTA contracts. The receivable is recorded at the net present value of the future cash flows from scheduled customer payments. Orion uses the implied cost of capital from each individual contract as the discount rate.
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $935,000 as of March 31, 2017 and $37,000 as of March 31, 2016.
Incentive Compensation
Orion’s compensation committee approved an Executive Fiscal Year 2017 Annual Cash Incentive Program under its 2004 Stock and Incentive Plan. The plan provided for performance cash bonus payments ranging from 35-100% of the fiscal 2017 base salaries of Orion’s named executive officers and other key employees. The plan provided for bonuses to be paid out on the basis of the achievement in fiscal 2017 of at least (i) $500,000 of profit before taxes and (ii) revenue growth of 10% more than fiscal year 2016. Based upon the results for the year ended March 31, 2017, Orion did not accrue any expense related to this plan.
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
For sales of Orion’s lighting and energy management technologies under multiple element arrangements, consisting of a combination of product sales and services, Orion determines revenue by allocating the total contract revenue to each element based on their relative selling prices in accordance with ASC 605-25, Revenue Recognition - Multiple Element Arrangements. In such circumstances, Orion uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence ("VSOE") of fair value, if available, (2) third-party evidence ("TPE") of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how Orion determines estimated selling price is provided below).
The nature of Orion’s multiple element arrangements for the sale of its lighting and energy management technologies is similar to a construction project, with materials being delivered and contracting and project management activities occurring according to an installation schedule. The significant deliverables include the shipment of products and related transfer of title and the installation.

To determine the selling price in multiple-element arrangements, Orion establishes the selling price for its energy management system products using management's best estimate of the selling price, as VSOE and TPE do not exist. Product revenue is recognized when title and risk of loss for the products transfers. For product revenue, management's best estimate of selling price is determined using a cost plus gross profit margin method.
In addition, Orion records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE and TPE do not exist. Service revenue is recognized when services are completed and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. Orion’s service revenues, other than for installation and recycling that are completed prior to delivery of the product, are included in product revenue using management’s best estimate of selling price, as VSOE and TPE do not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services, along with Orion's installation and recycling services, under a multiple-element arrangement, management’s best estimate of selling price is determined using a cost plus gross profit margin method with consideraion given to other relevant economic conditions and trends, customer demand, pricing practices, and margin objectives. The determination of an estimated selling price is made through consultation with and approval by management, taking into account the preceding factors.
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
Orion has limited Power Purchase Agreement (“PPA”) contracts still outstanding. Those PPA’s outstanding are supply side agreements for the generation of electricity for which we recognize revenue on a monthly basis over the life of the PPA contract, typically in excess of 10 years. Prior to fiscal 2015, Orion sold solar PV systems which were recognized to revenue using the percentage-of-completion method by measuring project progress by the percentage of costs incurred to date of the total estimated costs for each contract as materials are installed. Revenue from sales of Orion's solar PV systems is generally recognized over a period of three to 15 months. There were no sales of solar PV systems in fiscal 2017, fiscal 2016 or fiscal 2015.
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
Advertising
Advertising costs of $94,000, $4,000 and $149,000 for fiscal 2017, 2016 and 2015, respectively, were charged to operations as incurred.
Research and Development
Orion expenses research and development costs as incurred. Amounts are included in the Statement of Operations and Comprehensive Income on the line item Research and development.
Income Taxes
Orion recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carry-forwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2017, Orion recorded a full valuation allowance of $4,627,000 against its deferred tax assets.
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

Deferred tax benefits have not been recognized for income tax effects resulting from the exercise of non-qualified stock options. These benefits will be recognized in the period in which the benefits are realized as a reduction in taxes payable and an increase in additional paid-in capital. Realized tax benefits (expense) from the exercise of stock options were $0, for the fiscal years 2017, 2016 and 2015.
Stock Based Compensation
Orion’s share-based payments to employees are measured at fair value and are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) are classified as financing cash flows. Orion realized no such tax benefits during the years ended March 31, 2017, 2016 and 2015.
Historically, Orion uses the Black-Scholes option-pricing model for issued stock options. Orion calculated volatility based upon the historical market price of its common stock. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. Government issues with a remaining term equal to the expected term of the option. The expected term was based upon the vesting term of Orion’s options and expected exercise behavior.
Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. As more fully described in Note 9, Orion currently awards non-vested restricted stock to employees, executive officers and directors. Orion did not issue any stock options during fiscal 2017, fiscal 2016 or fiscal 2015.
Orion has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. Orion estimates its forfeiture rate of unvested stock awards based on historical experience.
Concentration of Credit Risk and Other Risks and Uncertainties
Orion’s cash is deposited with two financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For fiscal 2017, 2016 and 2015, no supplier accounted for more than 10% of total cost of revenue.
In fiscal 2017 and fiscal 2016, no customer accounted for 10% of revenue. In fiscal 2015, one customer accounted for 12% of revenue.
As of March 31, 2017, one customer accounted for 11.6% of accounts receivable and as of March 31, 2016, one customer accounted for 10.3% of accounts receivable.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842)." This ASU requires that lessees recognize right-of-use assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and disclose additional quantitative and qualitative information about leasing arrangements. Under this ASU, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating leases, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through the lease contract. This ASU also provides guidance on the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for Orion on April 1, 2019. Early adoption of the standard is permitted and a modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not yet completed its review of the full provisions of this standard against its outstanding lease arrangements and is in the process of quantifying the lease liability and related right of use asset which will be recorded to its consolidated balance sheets upon adoption of the standard. In addition, management continues to assess the impact of adoption of this standard on its consolidated statements of operations, cash flows, and the related footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In addition, the ASU requires enhanced and expanded financial statement disclosures. Since the issuance of this ASU, the FASB has issued further ASU’s to provide additional guidance and clarification as to the application of ASU 2014-09 and delaying its original effective date. The ASU allows companies to elect either a full retrospective or modified retrospective approach to adoption.
Orion will adopt ASU 2014-09 and the related updates with their effective date on April 1, 2018. Orion has begun the process of implementing this standard, including performing a review of its revenue streams to identify any differences in the timing, measurement, or presentation of revenue recognition. The Company is in the process of reviewing the provisions of these standards against its customer contracts, including evaluating and identifying distinct performance obligations. The Company continues to evaluate its customer contracts to determine the impact on the timing and presentation of revenue. In addition, the Company is evaluating any necessary changes to its revenue related processes and controls as a result of the new standard, including the related footnote disclosures. Under ASU 2014-09 incremental contract costs, including sales commissions, may be required to be capitalized and expensed over the period these costs are recovered. Although Orion incurs commission costs, its contracts are typically completed within one year. As such, the Company will elect to apply the practical expedient for contract costs recovered within one year and will continue to recognize commissions as cost of sales immediately rather than capitalizing and expensing these costs over the contract period. Orion currently plans to elect the modified retrospective adoption method but continues to evaluate both of the available transition methods.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes. The amendments in this update require that deferred tax assets and liabilities be classified as non-current on the balance sheet. This ASU is effective for Orion's annual reporting period, and interim periods therein, as of April 1, 2017. The adoption of this standard will have no impact on Orion’s consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out ("FIFO") or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for Orion on April 1, 2017. The Company believes the adoption of this standard will not have a material impact on Orion’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The ASU is effective for Orion as of April 1, 2017. The adoption of this standard is not expected to have a material impact on Orion’s consolidated financial statements.
Recently Adopted Standards
As of April 1, 2016, Orion adopted the provisions of ASU 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and the related ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction of the carrying amount of that debt liability, consistent with debt discounts, with the exception of debt issuance costs associated with line of credit agreements which may remain classified as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As Orion’s only deferred debt issuance costs relate to its revolving line of credit, upon adoption of these standards a reclassification of the deferred financing costs was not required and there was no impact on Orion’s condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern" ("ASU 2014-15"). ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and if those conditions exist prescribes the necessary disclosures. Orion incorporated the provisions of this standard in performing its going concern analysis as of March 31, 2017. The adoption of this standard did not have an impact on Orion’s consolidated financial statements or footnote disclosures.
NOTE 3 — ACCOUNTS RECEIVABLE
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

	2017	2016
Accounts receivable, gross	$9,315	$11,394
Allowance for doubtful accounts	(144)	(505)
Accounts receivable, net	$9,171	$10,889
NOTE 4 — FINANCING RECEIVABLES
Orion considers its lease balances included in consolidated current and long-term accounts receivable from its OTA, sales-type leases to be financing receivables. Additional disclosures on the credit quality of Orion’s financing receivables are as follows:
Age Analysis as of March 31, 2017 (dollars in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$44	$—	$3	$3	$47
Lease balances included in consolidated accounts receivable—long-term	5	—	—	—	5
Total gross sales-type leases	49	—	3	3	52
Allowance	—	—	—	—	—
Total net sales-type leases	$49	$—	$3	$3	$52
Age Analysis as of March 31, 2016 (dollars in thousands):

	Not Past Due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable—current	$294	$4	$10	$14	$308
Lease balances included in consolidated accounts receivable—long-term	101	—	—	—	101
Total gross sales-type leases	395	4	10	14	409
Allowance	—	—	(9)	(9)	(9)
Total net sales-type leases	$395	$4	$1	$5	$400

Allowance for Credit Losses on Financing Receivables
Orion’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of Orion's customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. Orion reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations. Orion’s provision for write-offs and credit losses against the OTA sales-type lease receivable balances in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, was as follows (dollars in thousands):

		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2017	Allowance for Doubtful Accounts on financing receivables	$9	$—	$9	$—
2016	Allowance for Doubtful Accounts on financing receivables	$156	$30	$177	$9
2015	Allowance for Doubtful Accounts on financing receivables	$94	$62	$—	$156
NOTE 5 — INVENTORIES
Inventories consist of raw materials and components, such as drivers, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or market value with cost determined using the first-in, first-out (FIFO) method. Orion reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 24 months, expected demand, and other information indicating obsolescence. Orion records, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2017 and 2016, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Obsolescence Reserve	Net
As of March 31, 2017
Raw materials and components	$8,104	$(1,807)	$6,297
Work in process	1,918	(329)	1,589
Finished goods	7,044	(1,337)	5,707
Total	$17,066	$(3,473)	$13,593

As of March 31, 2016
Raw materials and components	$10,556	$(1,052)	$9,504
Work in process	2,045	(119)	1,926
Finished goods	6,550	(956)	5,594
Total	$19,151	$(2,127)	$17,024
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.
In fiscal 2017, Orion increased its obsolescence reserve by $1,346,000. The reserve was increased by $1,671,000 related to its fluorescent and LED exterior products. The reserve increase was reduced by disposals during the year of fully reserved inventory items along with other inventory related activities. Orion’s customer preference is for higher performing LED lighting technologies rather than lower-priced earlier generation solutions.
NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled receivables, prepaid taxes and miscellaneous receivables. Prepaid expenses and other current assets include the following (dollars in thousands):

	March 31, 2017	March 31, 2016
Unbilled accounts receivable	$2,226	$4,307
Other prepaid expenses	651	731
Total	$2,877	$5,038
NOTE 7 — PROPERTY AND EQUIPMENT
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
In fiscal 2017, no fixed asset impairment charges were required.
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
In conjunction with the anticipated sale of this facility, in fiscal 2016, the Company reviewed the carrying value of the manufacturing and distribution facility assets for impairment performing a probability weighted analysis of expected future cash flows. Based on that analysis, the Company concluded that the assets' carrying values were no longer supported. As such, Orion recorded an impairment charge of $1,614,000 in fiscal 2016 to write the assets down to their fair value, which approximates the expected selling price. The impairment charge was recorded to all three of Orion’s reportable segments as follows: Orion U.S. Markets $689,000, Orion Engineered Systems $804,000, and Orion Distribution Services $121,000.
In fiscal 2015, an impairment charge of $1,030,000 was recorded in connection with the assessment of carrying costs related to the wireless controls product offering.
Property and equipment were comprised of the following (dollars in thousands):

	March 31, 2017	March 31, 2016
Land and land improvements	$424	$421
Buildings and building improvements	9,245	11,849
Furniture, fixtures and office equipment	7,056	7,233
Leasehold improvements	324	148
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	11,627	10,805
Construction in progress	61	128
	33,734	35,581
Less: accumulated depreciation and amortization	(19,948)	(18,577)
Net property and equipment	$13,786	$17,004
Equipment included above under capital leases was as follows (dollars in thousands):

	March 31, 2017	March 31, 2016
Equipment	$581	408
Less: accumulated depreciation and amortization	(202)	(65)
Net equipment	$379	$343

Depreciation is recognized over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $1,451,000, $2,950,000 and $2,853,000 for the years ended March 31, 2017, 2016 and 2015, respectively.
Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	10-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers under Power Purchase Agreements	20 years
Plant equipment	3-10 years
No interest was capitalized for construction in progress during fiscal 2017 or fiscal 2016.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The costs of specifically identifiable intangible assets that do not have an indefinite life are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized.

As of March 31, 2016 and March 31, 2017, Orion had no goodwill on its Consolidated Balance Sheet. Prior to March 31, 2016, Orion had allocated goodwill to its reporting units which were also two of its reportable segments as follows: $2,371,000 to the U.S. Markets ("USM") and $2,038,000 to Orion Engineered Systems ("OES"). The Orion Distribution Services ("ODS") segment had no goodwill. Orion tests goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. Orion performed its last annual goodwill impairment test as of January 1, 2016. In accordance with ASC 350, Intangibles - Goodwill and Other, Step 1 of the impairment test compares the fair value of the reporting unit with its carrying value. Orion determined the fair value of each reporting unit using a discounted cash flow method and the guideline public entity method. After completing a Step 1 evaluation, the estimated fair value of both reporting units was determined to be lower than their carrying values. As such, each unit failed Step 1 of the goodwill impairment test and Step 2 of the goodwill impairment test was performed. In conjunction with the Step 2 test, Orion performed a hypothetical purchase price allocation for each of its reporting units to determine the implied fair value of goodwill and compared the implied fair value of goodwill to the carrying amount of goodwill. A third-party valuation firm was engaged to assist in the Step 2 valuation process. The fair value determination was categorized as Level 3 in the fair value hierarchy (see “Fair Value of Financial Instruments” for the definition of Level 3 inputs). As a result of Step 2 of the goodwill impairment tests as of January 1, 2016, Orion’s USM segment recorded a goodwill impairment charge of $2,371,000 and Orion’s OES segment recorded a goodwill impairment charge of $2,038,000. Therefore, as of March 31, 2017 and March 31, 2016, Orion had no goodwill on its Consolidated Balance Sheets.
The change in the carrying value of goodwill during fiscal 2016 was as follows (dollars in thousands):

Balance at March 31, 2015	$4,409
Impairments	(4,409)
Balance at March 31, 2016	$—

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
Intangible assets that have a definite life are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset recovery. If the actual useful life of the asset is shorter than the estimated life, the asset may be deemed to be impaired and accordingly a write-down of the value of the asset determined by a discounted cash flow analysis or shorter amortization period may be required.

Indefinite lived intangible assets are evaluated for impairment at least annually on the first day of Orion’s fiscal fourth quarter, or when indications of potential impairment exist. This annual impairment review may begin with a qualitative test to determine whether it is more likely than not that an indefinite lived intangible asset's carrying value is greater than its fair value. If the qualitative assessment reveals that asset impairment is more likely than not, a quantitative impairment test is performed comparing the fair value of the indefinite lived intangible asset to its carrying value. Alternatively, the qualitative test may be bypassed and the quantitative impairment test may be immediately performed. If the fair value of the indefinite lived intangible asset exceeds its carrying value, the indefinite lived intangible asset is not impaired and no further review is performed. If the carrying value of the indefinite lived intangible asset exceeds its fair value, an impairment loss would be recognized in an amount equal to such excess. Once an impairment loss is recognized, the adjusted carrying value becomes the new accounting basis of the indefinite lived intangible asset.

Orion performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets as of January 1, 2017. This qualitative assessment considered Orion’s operating results for the first nine months of fiscal 2017 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2018 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

During the fourth quarter of fiscal 2017, Orion achieved lower than anticipated operating results, made a strategic shift in its manufacturing strategy and approach to the fluorescent and LED exterior lighting market, and revised its fiscal 2018 forecast. As a result, a triggering event occurred requiring the Company to reassess its indefinite lived intangible assets for impairment. As such Orion performed a quantitative impairment review of its indefinite lived intangible assets related to the Harris trade name applying the royalty replacement method to determine the asset’s fair value as of March 31, 2017. Under the royalty replacement method, the fair value of the Harris tradename was determined based on a market participant’s view of the royalty that would be paid to license the right to use the tradename. This quantitative analysis incorporated several assumptions including forecasted future revenues and cash flows, estimated royalty rate, based on similar licensing transactions and market royalty rates, and discount rate, which incorporates assumptions such as weighted-average cost of capital and risk premium. As a result of this impairment test, the carrying value of the Harris trade name exceeded its estimated fair value and an impairment of $250,000 was recorded to Impairment of assets during the fourth quarter to reduce the asset’s carrying value to its calculated fair value. This fair value determination was categorized as Level 3 in the fair value hierarchy (see “Fair Value of Financial Instruments” for the definition of Level 3 inputs).
The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	March 31, 2017			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,658	$(1,211)	$1,447	$2,377	$(1,053)	$1,324
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,715	—	1,715	1,956	—	1,956
Customer relationships	3,600	(3,054)	546	3,600	(2,512)	1,088
Developed technology	900	(426)	474	900	(265)	635
Non-competition agreements	100	(75)	25	100	(55)	45
Total	$9,031	$(4,824)	$4,207	$8,991	$(3,943)	$5,048

As of March 31, 2017, the weighted average useful life of intangible assets was 6.0 years. The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2018	$621
Fiscal 2019	445
Fiscal 2020	359
Fiscal 2021	285
Fiscal 2022	167
Thereafter	615
$2,492

Amortization expense is set forth in the following table (dollars in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Amortization included in cost of sales:
Patents	$158	$139	$132
Total	$158	$139	$132

Amortization included in operating expenses:
Customer relationships	$542	$891	$1,085
Developed technology	161	156	90
Non-competition agreements	20	20	20
Patents	—	9	—
Total	723	1,076	1,195
Total amortization	$881	$1,215	$1,327

Orion’s management periodically reviews the carrying value of patent applications and related costs. When a patent application is probable of being unsuccessful or a patent is no longer in use, Orion writes off the remaining carrying value as a charge to general and administrative expense within its Consolidated Statement of Operations. Such write-offs recorded in fiscal 2017, 2016 and 2015 were $0, $78,000 and $120,000, respectively.

Included in other income in fiscal 2017 are product royalties received from licensing agreements for our patents.
NOTE 9 — OTHER LONG-TERM ASSETS
Other long-term assets include the following (dollars in thousands):

	March 31, 2017	March 31, 2016
Deferred financing costs	$—	$92
Security deposits	117	87
Other	53	6
Total	$170	$185
Deferred financing costs related to debt issuances are allocated to interest expense over the life of the debt (1 to 3 years). For the years ended March 31, 2017, 2016 and 2015, the expense was $110,000, $114,000 and $156,000 respectively.
NOTE 10 — ACCRUED EXPENSES AND OTHER
Accrued expenses and other include the following (dollars in thousands):

	March 31, 2017	March 31, 2016
Compensation and benefits	$2,431	$1,794
Sales tax	213	913
Contract costs	223	586
Legal and professional fees (1)	2,262	2,348
Warranty (2)	449	554
Other accruals	410	391
Total	$5,988	$6,586
(1)Includes a $1,400 loss contingency recorded in fiscal 2016.
(2) See table below for additional long-term warranty liability.
Orion generally offers a limited warranty of one to ten years on its lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	March 31,
	2017	2016
Beginning of year (1)	$864	$1,015
Provision to product cost of revenue	(102)	159
Charges	(3)	(310)
End of year (1)	$759	$864
(1) Includes a $310 reserve related to solar operating system warranties.
NOTE 11 — NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Diluted net income (loss) per common share reflects the dilution that would occur if warrants and stock options were exercised and restricted shares vested. In the computation of diluted net income (loss) per common share, Orion uses the treasury stock method for outstanding options, warrants and restricted shares. Diluted net loss per common share is the same as basic net loss per common share for the years ended March 31, 2017, March 31, 2016 and March 31, 2015 because the effects of potentially dilutive securities would be anti-dilutive. The effect of net income (loss) per common share is calculated based upon the following shares:

	Fiscal Year Ended March 31,
	2017	2016	2015
Numerator:
Net loss (dollars in thousands)	$(12,288)	$(20,126)	$(32,061)
Denominator:
Weighted-average common shares outstanding	28,156,382	27,627,693	22,353,419
Weighted-average common shares and share equivalents outstanding	28,156,382	27,627,693	22,353,419
Net loss per common share:
Basic	$(0.44)	$(0.73)	$(1.43)
Diluted	$(0.44)	$(0.73)	$(1.43)
The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2017	2016	2015
Common stock options	1,520,953	2,017,046	2,426,836
Restricted shares	1,704,543	1,053,389	704,688
Total	3,225,496	3,070,435	3,131,524
NOTE 12 — ACQUISITION
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
Orion recorded $612,000 for the non-employee Harris Shareholder portion of the contingent consideration liability on the acquisition date. During the year ended March 31, 2015, Orion expensed $147,000 in compensation expense as contingent consideration for employee Harris shareholders.
NOTE 13 — RELATED PARTY TRANSACTIONS
During fiscal 2017, 2016 and 2015, Orion purchased goods and services from an entity in the amount of $41,000, $21,000, and $38,000, respectively, for which a director of Orion serves as a minority owner and serves as president and chairman of the board of directors. In fiscal 2017, Orion purchased services in the amount of $43,000 from an immediate family member of a named executive officer who is now currently employed by Orion.
NOTE 14 — LONG-TERM DEBT
Long-term debt as of March 31, 2017 and 2016 consisted of the following (dollars in thousands):

	March 31,
	2017	2016
Revolving credit facility	$6,629	$3,719
Harris seller's note	—	546
Equipment lease obligations	321	345
Customer equipment finance notes payable	7	90
Other long-term debt	14	67
Total long-term debt	6,971	4,767
Less current maturities	(152)	(746)
Long-term debt, less current maturities	$6,819	$4,021
Revolving Credit Agreement
Orion has an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility")subject to a borrowing base requirement based on eligible receivables and inventory. As of March 31, 2017 Orion's borrowing base was approximately $6,832,000. The Credit Facility has a maturity date of February 6, 2019 and includes a $2,000,000 sublimit for the issuance of letters of credit. As of March 31, 2017, Orion had no outstanding letters of credit. Borrowings outstanding as of March 31, 2017, amounted to approximately $6,629,000 and are included in non-current liabilities in the accompanying Consolidated Balance Sheet. Orion estimates that as of March 31, 2017, it was eligible to borrow an additional $203,000 under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
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
From and after any increase in the Credit Facility limit from $15,000,000 to $20,000,000, the Credit Agreement requires that Orion maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on Orion’s stock, redeem or repurchase shares of Orion’s stock, or pledge or dispose of assets. Orion was in compliance with its covenants in the Credit Agreement as of March 31, 2017.

Each subsidiary of Orion is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $130,000, regardless of usage. As of March 31, 2017, the interest rate was 4.15%. Orion must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
Harris Seller's Note
On July 1, 2013, Orion issued an unsecured and subordinated promissory note in the principal amount of $3,124,000 to partially fund the acquisition of Harris Manufacturing, Inc. and Harris LED, LLC (collectively, "Harris"). The note is included in the table above as Harris seller's note. The notes interest rate was 4% per annum. Principal and interest were payable quarterly. The note matured in July 2016 and was paid in full upon maturity.
Equipment Lease Obligation
In March 2016 and June 2015, Orion entered into lease agreements with a financing company in the principal amount of $19,000 and $377,000, respectively, to fund certain equipment. The leases are secured by the related equipment. The leases bear interest at a rate of 5.94% and 3.6% and mature in February 2018 and June 2020. Both leases contain a one dollar buyout option.
Customer Equipment Finance Notes Payable
In December 2014, Orion entered into a secured borrowing agreement with a financing company in the principal amount of $446,000 to fund completed customer contracts under its OTA finance program that were previously funded under the OTA credit agreement. The loan amount is secured by the OTA-related equipment and the expected future monthly payments under the supporting 25 individual OTA customer contracts. The borrowing agreement bears interest at a rate of 8.36% and matures in April 2018.
In June 2011, Orion entered into a note agreement with a financial institution that provided Orion with $2,831,000 to fund completed customer contracts under Orion’s OTA finance program. This note is included in the table above as customer equipment finance notes payable in the prior year. The note is collateralized by the OTA-related equipment and the expected future monthly payments under the supporting 40 individual OTA contracts. The note bears interest at 7.85%. The note matured in April 2016 and was paid in full upon maturity.
Other Long-Term Debt
In September 2010, Orion entered into a note agreement with the Wisconsin Department of Commerce that provided Orion with $260,000 to fund Orion’s rooftop solar project at its Manitowoc manufacturing facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allowed for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and require monthly payments of $4,600. The note matures in June 2017. The note agreement requires Orion to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration. Orion was in compliance with all covenants in the note agreement as of March 31, 2017.
Aggregate Maturities
As of March 31, 2017, aggregate maturities of long-term debt were as follows (dollars in thousands):

Fiscal 2018	$152
Fiscal 2019	6,707
Fiscal 2020	83
Fiscal 2021	29
Fiscal 2022	—
Thereafter	—
$6,971

NOTE 15 — INCOME TAXES
The total provision (benefit) for income taxes consists of the following for the fiscal years ending (dollars in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Current	$(261)	$36	$49
Deferred	—	—	—
	$(261)	$36	$49

	2017	2016	2015
Federal	$(283)	$15	$—
State	22	21	49
	$(261)	$36	$49
A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Statutory federal tax rate	34.0%	34.0%	34.0%
State taxes, net	3.5%	2.8%	3.6%
Federal tax credit	—%	—%	0.2%
State tax credit	—%	—%	0.1%
Change in valuation reserve	(37.6)%	(29.1)%	(37.0)%
Permanent items	(0.5)%	(7.5)%	(0.1)%
Change in tax contingency reserve	1.0%	(0.1)%	—%
Federal Refunds	1.4%	—%	—%
Other, net	0.3%	(0.3)%	(1.0)%
Effective income tax rate	2.1%	(0.2)%	(0.2)%
The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (dollars in thousands):

	March 31,
	2017	2016
Inventory, accruals and reserves	$4,016	$3,686
Other	54	187
Deferred revenue	(141)	73
Valuation allowance	(3,929)	(3,946)
Total net current deferred tax assets and liabilities	$—	$—
Federal and state operating loss carry-forwards	23,927	19,727
Tax credit carry-forwards	1,403	1,475
Non-qualified stock options	3,265	3,125
Deferred revenue	(51)	(31)
Fixed assets	(1,360)	(1,493)
Intangible assets	(1,034)	(1,297)
Valuation allowance	(26,150)	(21,506)
Total net long-term deferred tax assets and liabilities	$—	$—
Total net deferred tax assets	$—	$—
Orion is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options, or NQSOs, over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return. Benefits of $0 were recorded in fiscal 2017, fiscal 2016 and fiscal 2015, as a reduction in taxes payable and a credit to additional paid in capital based on the amount that was utilized in the current year.
As of March 31, 2017, Orion has federal net operating loss carryforwards of approximately $65,746,000, of which $2,977,000 are associated with the exercise of NQSOs that have not yet been recognized by Orion in its financial statements. Orion also has state net operating loss carry-forwards of approximately $56,231,000, of which $3,324,000 are associated with the exercise of NQSOs. Orion also has federal tax credit carry-forwards of approximately $1,403,000 and state tax credits of $724,000. Orion's net operating loss and tax credit carry-forwards will begin to expire in varying amounts between 2030 and 2037. For the fiscal year ended March 31, 2017, Orion has recorded a valuation allowance of $30,078,000, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. For the fiscal years ended March 31, 2017 and March 31, 2016, the valuation allowance against Orion's net federal and net state deferred tax assets increased $4,627,000 and $5,740,000, respectively. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Generally, a change of more than 50% in the ownership of Orion's stock, by value, over a three year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, Orion's ability to use its net operating loss carry-forwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for Orion. There was no limitation of net operating loss carry-forwards that occurred for fiscal 2017, fiscal 2016, or fiscal 2015.
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
Orion files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company's federal tax returns for tax years beginning April 1, 2013 or later are open. For states in which Orion files state income tax returns, the statue of limitations is generally open for tax years ended March 31, 2013 and forward.
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
Orion has settled with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of our products for tax purposes under Wisconsin law. The issue under review is whether the installation of our lighting systems is considered a real property construction activity under Wisconsin law. We have resolved this matter with the Wisconsin Department of Revenue in fiscal 2017 for the amount of $460,000.
Uncertain tax positions
As of March 31, 2017, the balance of gross unrecognized tax benefits was approximately $113,000, all of which would reduce Orion’s effective tax rate if recognized.
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

	Fiscal Year Ended March 31,
	2017	2016	2015
Unrecognized tax benefits as of beginning of fiscal year	$227	$212	$210
Additions based on tax positions related to the current period positions	2	15	2
Reduction for tax positions of prior years	$(116)	$—	$—
Unrecognized tax benefits as of end of fiscal year	$113	$227	$212

NOTE 16 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under operating leases was $854,000, $502,000 and $398,000 for fiscal 2017, 2016 and 2015, respectively. Total annual commitments under non-cancelable operating leases with terms in excess of one year at March 31, 2017 are as follows (dollars in thousand):

Fiscal 2018	$654
Fiscal 2019	473
Fiscal 2020	114
$1,241
On March 1, 2016, Orion entered into a lease agreement as a lessor for excess office space at its corporate headquarters in Manitowoc, Wisconsin. The initial term of the lease is 24 months and the tenant has the option to extend the term for up to three additional twelve month periods. The monthly rental payment Orion receives is $21,000 and is included in general and administrative expenses.
On March 31, 2016, Orion entered into a purchase and sale agreement ("Agreement") with third party to sell and leaseback Orion's manufacturing and distribution facility for gross cash proceeds of $2,600,000. The transaction closed on June 30, 2016. Pursuant to the Agreement, a lease was entered into on June 30, 2016, in which Orion is leasing approximately 197,000 square feet of the building for not less than three years, with rent at $2.00 per square foot per annum. Orion's monthly payment under this lease is approximately $38,000. The lease contains options by either party to reduce the amount of leased space after March 1, 2017.
Purchase Commitments
Orion enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2017, Orion had entered into $4,218,000 of purchase commitments related to fiscal 2018 for inventory purchases.
Retirement Savings Plan
Orion sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary contributions by Orion. In fiscal 2017, 2016 and 2015, Orion made matching contributions of approximately $9,000, $10,000 and $23,000, respectively.
Litigation
Orion is subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, Orion is unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on our future results of operations. In addition to ordinary-course litigation, Orion is a party to the proceedings described below.
On March 27, 2014, Orion was named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, a Former Chief Executive Officer who was terminated for cause in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleged, among other things, that Orion breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint sought, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On November 4, 2014, the court granted Orion's motion to dismiss six of the plaintiff's claims. On January 9, 2015, the plaintiff filed an amended complaint re-alleging claims that were dismissed by the court, including, among other things, a retaliation claim and certain claims with respect to prior management agreements and certain intellectual property rights. On January 22, 2015, Orion filed a motion to dismiss and a motion to strike certain of the claims made in the amended complaint. On May 18, 2015, the court dismissed the intellectual property claims re-alleged in the January 9, 2015 amended complaint. At the court's direction, the parties attempted to mediate the matter in May 2016, but were unsuccessful in resolving the matter.
On August 25, 2016, the Chief Judge of the United States District Court for the Eastern District of Wisconsin (Green Bay Division) dismissed all claims against Orion brought by the plaintiff, including his claims that Orion had allegedly breached the plaintiff’s employment agreement and had allegedly violated the plaintiff's whistleblower rights. On September 22, 2016, the plaintiff filed an appeal to the United States Court of Appeals challenging the judgment rendered on August 25, 2016. After the court-mandated mediation was unsuccessful, the plaintiff moved forward with his appeal focusing only on the District Court's dismissal of his whistleblower claims.

Orion intends to continue to defend against the claims vigorously. Orion believes it has substantial legal and factual defenses to the claims and allegations remaining in the case and that Orion will prevail in this proceeding. Based upon the current status of the lawsuit, Orion does not believe that it is reasonably possible that the lawsuit will have a material adverse impact on its future continuing results of operations.
State Tax Assessment
Orion negotiated a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of its products for tax purposes under Wisconsin law. Orion resolved this matter with the Wisconsin Department of Revenue in June 2016 for $460,000.
NOTE 17 — SHAREHOLDERS’ EQUITY
Common Stock Transactions
On February 20, 2015, Orion completed an underwritten public offering of 5,462,500 shares of its common stock, at an offering price to public of $3.50 per share. Net proceeds of the offering approximated $17,465,000.
Share Repurchase Program and Treasury Stock
In October 2011, Orion’s Board of Directors approved a share repurchase program authorizing Orion to repurchase in aggregate up to a maximum of $1,000,000 of Orion’s outstanding common stock. In November 2011, Orion’s Board of Directors approved an increase to the share repurchase program authorizing Orion to repurchase in aggregate up to a maximum of $2,500,000 of Orion’s outstanding common stock. In April 2012, Orion's Board approved another increase to the share repurchase program authorizing Orion to repurchase in aggregate up to a maximum of $7,500,000 of Orion's outstanding common stock. As of March 31, 2017, Orion had repurchased 3,022,349 shares of common stock at a cost of $6,791,000 under the program. Orion did not repurchase any shares in fiscal 2017, fiscal 2016 or fiscal 2015 and does not intend to repurchase any additional common stock under this program in the near-term.
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
Employee Stock Purchase Plan
In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of Orion are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from Orion up to $20,000 of Orion’s common stock at a purchase price equal to 100% of the closing sale price of Orion’s common stock on The NASDAQ Capital Market on the last trading day of each quarter. The ESPP allows for employee loans from Orion, except for Section 16 officers, limited to 20% of an individual’s annual income and no more than $250,000 outstanding at any one time. Interest on the loans is charged at the 10-year loan IRS rate and is payable at the end of each calendar year or upon loan maturity. The loans are secured by a pledge of any and all Orion’s shares purchased by the participant under the ESPP and Orion has full recourse against the employee, including offset against compensation payable. As of March 31, 2013, Orion had halted the loan program. Orion had the following shares issued from treasury during fiscal 2017 and fiscal 2016:

	As of March 31, 2017
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended March 31, 2017	1,034	$1.98	—	$—	$—
Quarter Ended December 31, 2016	840	$2.17	—	—	—
Quarter Ended September 30, 2016	1,511	$1.33	—	—	—
Quarter Ended June 30, 2016	1,771	$1.16	—	—	—
Total	5,156	$1.16 - 2.17	—	$—	$—

	As of March 31, 2016
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Repayment of Loans
Quarter Ended March 31, 2016	1,435	$1.39	—	$—	$—
Quarter Ended December 31, 2015	1,170	$2.17	—	—	—
Quarter Ended September 30, 2015	779	$1.80	—	—	—
Quarter Ended June 30, 2015	541	$2.51	—	—	—
Total	3,925	$1.39 - 2.51	—	$—	$—
In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. As of March 31, 2017 and March 31, 2016, $4,000 of such loans remained outstanding and are reflected on Orion’s balance sheet as a contra-equity account. No new loans were issued during the periods presented as the loan program was discontinued.
NOTE 18 — STOCK OPTIONS, RESTRICTED SHARES AND WARRANTS
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

Prior to shareholder approval of the Plan, the Company maintained its 2004 Stock and Incentive Awards Plan, as amended, which authorized the grant of cash and equity awards to employees (the “Former Plan”). No new awards will be granted under the Former Plan, however, all awards granted under the Former Plan that were outstanding as of August 3, 2016 will continue to be governed by the Former Plan. Forfeited awards originally issued under the Former Plan are canceled and are not available for subsequent issuance under the 2016 Omnibus Plan.

Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program. The Plan and the Former Plan also permit accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.

Orion historically granted stock options and restricted stock under the Former Plan. Orion has not issued stock options since fiscal 2014 and instead has issued restricted stock.

Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures
In fiscal 2017, an aggregate of 1,132,392 restricted shares were granted valued at a price per share between $1.35 and $2.22, which was the closing market price as of each grant date. In fiscal 2016, an aggregate of 795,805 restricted shares were granted valued at a price per share between $1.34 and $2.62, which was the closing market price as of each grant date. In fiscal 2015, an aggregate of 410,496 restricted shares were granted valued at a price per share between $4.16 and $7.23, which was the closing market price as of each grant date.

In fiscal 2017, Orion granted an aggregate of 53,501 shares from the 2004 Stock and Incentive Awards Plan and the 2016 Omnibus Incentive Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $1.38 to $1.85 per share, the closing market price as of the issuance dates. In fiscal 2016, Orion granted 35,290 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $1.20 to $2.62 per share, the closing market price as of the issuance dates. Additionally, during fiscal 2016, Orion issued 2,500 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.00 per share, the closing market price as of the issuance date. In fiscal 2015, Orion granted 27,931 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $4.20 to $5.23 per share, the closing market price as of the issuance dates.
On June 7, 2016, Orion issued and sold 57,065 shares of its common stock to an executive. On August 5, 2016, Orion sold an aggregate of 63,381 shares of its common stock, in equal amounts, to three recently retired members of Orion's board of directors. In each case above, the purchase price for the shares was calculated based on the closing price of Orion's common stock on the NASDAQ Capital Market of the date of the issuance. The shares of common stock were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 701.
The following amounts of stock-based compensation were recorded (dollars in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Cost of product revenue	$30	$36	$50
General and administrative	1,337	1,148	1,056
Sales and marketing	139	235	360
Research and development	99	43	33
	$1,605	$1,462	$1,499

The number of shares available for grant under the plans were as follows:

Available at March 31, 2014	1,291,996
Granted stock options	—
Granted shares	(27,931)
Restricted Shares	(410,496)
Forfeited restricted shares	74,957
Forfeited stock options	150,074
Available at March 31, 2015	1,078,600
Granted stock options	—
Granted shares	(64,960)
Restricted Shares	(795,805)
Forfeited restricted shares	206,471
Forfeited stock options	363,380
Available at March 31, 2016	787,686
Shares reserved under new plan	1,750,000
Shares canceled from old plan	(168,289)
Granted stock options	—
Granted shares	(58,484)
Restricted shares	(1,132,392)
Forfeited restricted shares	52,500
Forfeited stock options	67,200
Available at March 31, 2017	1,298,221
The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at March 31, 2014	2,716,317	$3.43	1.32
Granted	—	$—
Exercised	(139,407)	$2.46
Forfeited	(150,074)	$3.13
Outstanding at March 31, 2015	2,426,836	$3.50	—
Granted	—	$—
Exercised	(46,410)	$2.09
Forfeited	(363,380)	$4.68
Outstanding at March 31, 2016	2,017,046	$3.32	—
Granted	—	$—
Exercised	(80,000)	$2.20
Forfeited	(416,093)	$3.41
Outstanding at March 31, 2017	1,520,953	$3.36	—	$53,760
Exercisable at March 31, 2017	1,405,653			$49,536

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of Orion’s closing common stock price of $1.98 as of March 31, 2017.

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2017:

	March 31, 2017
	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Vested	Weighted Average Exercise Price
$1.62 - 2.20	460,584	5.33	$1.90	406,484	$1.89
$2.41 - 2.75	212,640	5.99	2.45	209,440	2.44
$2.86 - 4.28	650,674	2.97	3.39	592,674	3.43
$4.49 - 4.76	25,000	1.44	4.64	25,000	4.64
$5.35 - 5.44	75,204	2.01	5.39	75,204	5.39
$9.00	27,000	0.87	9.00	27,000	9.00
$10.14 - 11.61	69,851	0.98	10.56	69,851	10.56
	1,520,953	3.90	$3.36	1,405,653	$3.42
During fiscal 2017, Orion granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2016	1,053,389
Shares issued	1,132,392
Shares vested	(375,738)
Shares forfeited	(105,500)
Shares outstanding at March 31, 2017	1,704,543
Per share price on grant date	$1.35-6.80
Compensation expense	$1,680,362
As of March 31, 2017, the weighted average grant-date fair value of restricted shares granted was $1.43.
Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2017 is as follows (dollars in thousands):

Fiscal 2018	$1,189
Fiscal 2019	673
Fiscal 2020	186
Fiscal 2021	46
Fiscal 2022	—
Thereafter	—
$2,094
Remaining weighted average expected term	2.2 years
Orion previously issued warrants in connection with various stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2017, 2016 or 2015. During fiscal 2015, all warrants outstanding for a total of 38,980 shares were exercised at $2.25 per share, and as a result, none remain outstanding.

NOTE 19 — SEGMENT DATA
Orion has the following business segments: Orion U.S. Markets Division ("USM"), Orion Engineered Services Division ("OES") and Orion Distribution Services Division ("ODS"). The accounting policies are the same for each business segment as they are on a consolidated basis. Business segment assets consist of all balance sheet assets except for cash and other long term assets which are grouped in Corporate and Other.
Orion U.S. Markets Division
Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. During fiscal 2017, a significant portion of the historic sales of this division migrated to distribution channel sales as a result of the implementation of our distribution sales strategy. The migrated sales are included in Orion's ODS Division. We expect this migration to continue during fiscal 2018.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment expanded in fiscal 2017 as a result of the expansion of sales through distributors as a result of the implementation of Orion's distribution sales strategy. This expansion included the migration of customers from direct sales previously included in Orion's USM division.
Corporate and Other
Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results.

	Revenues			Operating (Loss) Profit
(dollars in thousands)	For the year ended March 31,			For the year ended March 31,
	2017	2016	2015	2017	2016	2015
Segments:
U.S. Markets	$17,852	$38,841	$37,778	$(1,357)	$(4,958)	$(12,542)
Engineered Systems	29,501	26,325	33,454	(3,647)	(6,982)	(12,431)
Distribution Services	22,858	2,476	978	(927)	(632)	(455)
Corporate and Other	—	—	—	(6,596)	(7,349)	(6,508)
	$70,211	$67,642	$72,210	$(12,527)	$(19,921)	$(31,936)

	Depreciation and Amortization			Capital Expenditures
	For the year ended March 31,			For the year ended March 31,
	2017	2016	2015	2017	2016	2015
Segments:
U.S. Markets	$359	$1,168	$1,711	$150	$72	$626
Engineered Systems	1,249	1,987	1,404	224	43	495
Distribution Services	148	71	32	184	10	40
Corporate and Other	576	939	1,036	102	276	845
	$2,332	$4,165	$4,183	$660	$401	$2,006

	Total Assets		Deferred Revenue
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Segments:
U.S. Markets	$6,698	$18,503	$141	$167
Engineered Systems	18,111	21,885	1,424	1,098
Distribution Services	9,702	1,386	—	—
Corporate and Other	27,540	29,101	—	—
	$62,051	$70,875	$1,565	$1,265
Orion’s revenue outside the United States is insignificant and Orion has no long-lived assets outside the United States.
NOTE 20 — SUBSEQUENT EVENTS
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and noted the following event requiring disclosure.
On May 25, 2017, Orion's Board of Directors restructured its management team. As part of this restructuring, Orion's Chief Executive Officer left the Company and its current Board Chair assumed the role of Chief Executive Officer. Orion estimates that the accrual needed for severance and other related costs for the departing CEO and other cost reduction initiatives because of the management change to be approximately $1,500,000 to $2,000,000. These costs are expected to be principally incurred in the first quarter of fiscal 2018.

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results for the years ended March 31, 2017 and March 31, 2016 are as follows:

	Three Months Ended
	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Total
	(in thousands, except per share amounts)
Total revenue	$15,290	$20,617	$18,670	$15,634	$70,211
Gross profit	$912	$6,155	$6,244	$4,026	$17,337
Net loss (1)	$(7,292)	$(1,086)	$(970)	$(2,940)	$(12,288)
Basic net loss per share	$(0.26)	$(0.04)	$(0.03)	$(0.11)	$(0.44)
Shares used in basic per share calculation	28,310	28,259	28,172	27,886	28,156
Diluted net loss per share	$(0.26)	$(0.04)	$(0.03)	$(0.11)	$(0.44)
Shares used in diluted per share calculation	28,310	28,259	28,172	27,886	28,156

	Three Months Ended
	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Total
	(in thousands, except per share amounts)
Total revenue	$18,576	$16,751	$15,728	$16,587	$67,642
Gross profit	$4,619	$4,708	$2,913	$3,757	$15,997
Net loss (2)	$(10,871)	$(2,004)	$(3,600)	$(3,651)	$(20,126)
Basic net loss per share	$(0.39)	$(0.07)	$(0.13)	$(0.13)	$(0.73)
Shares used in basic per share calculation	27,759	27,672	27,598	27,482	27,628
Diluted net loss per share	$(0.39)	$(0.07)	$(0.13)	$(0.13)	$(0.73)
Shares used in diluted per share calculation	27,759	27,672	27,598	27,482	27,628

(1)	Includes intangible impairment of $250 and $2,209 related to inventory reserve and other inventory adjustments.

(2)	Includes $4,409 related to the impairment of goodwill, and $1,614 related to the write-down to fair value of the manufacturing facility, and $1,400 reserve for a loss contingency.
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
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2017, pursuant to Exchange Act Rule 13a-15(b) and 15d-15. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have identified a material weakness in internal controls over financial reporting described below in Management’s Report on Internal Control and have, therefore, concluded that our disclosure controls and procedures were not effective as of March 31, 2017.
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
BDO USA, LLP, independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of March 31, 2017. Their report is in Item 8 under the heading "Reports of Independent Registered Public Accounting Firm" of this Annual Report on Form 10-K.
In connection with the assessment of our internal control over financial reporting as of March 31, 2017, management identified the following material weaknesses that existed as of March 31, 2017:

•
Information & Communication. We determined that our controls pertaining to information and communication did not operate effectively, resulting in a material weakness pertaining to these COSO components. Specifically, we did not have sufficient communication of the status and evolution of a project to ensure timely and accurate recognition of project costs. In addition, we did not have sufficient communication and resolution of matters identified through management’s review impacting the accounting close as noted in the Control Activities discussion below.

•
Control Activities - Accounting Close. The operating effectiveness of our controls were inadequate to ensure that project costs were identified and recorded to expense in a timely manner. In addition, matters identified through management review controls were not brought to a timely resolution.

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of the material weaknesses described above, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2017, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

Plans for Remediation of March 31, 2017 Material Weaknesses

Our Board, the Audit & Finance Committee and management have identified additional resources to assist in the remediation effort and are developing and implementing new processes, procedures and internal controls to remediate the material weakness that existed in our internal control over financial reporting as it related to project cost accounting and the accounting close, and our disclosure controls and procedures, as of March 31, 2017.

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

•
Design and evaluate a remediation action for the review and analysis of project costs; validate or improve the related policy and procedures; evaluate skills of the process owners with regard to the policy and adjust as required;

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and:

•	Review and acceptance of completion of the remediation effort by executive management and the Audit & Finance Committee.

The following are steps we have taken or are in the process of taking toward the remediation plan:

•	Developed a regular method for the evaluation of actual project costs incurred against budgeted costs and for the communication of such costs and project status.

•	Revisited the method in which projects are reviewed and evaluated by the accounting department to ensure the accurate and timely recording of necessary adjustments.

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
Remediation Actions and March 31, 2016 Material Weakness Status

As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended March 31, 2016, we identified material weaknesses that existed as of March 31, 2016 related to risk assessment and monitoring activities and revenue recognition control activities related to the review of revenue transactions involving contracts and the related accounting entries. For the year ended March 31, 2016 and subsequent interim periods, we enhanced our closing procedures to ensure that, in all material respects, our financial statements were presented in conformity with GAAP and free of material misstatement as of and for all periods presented.

During fiscal 2017, we took several actions to strengthen our controls and organizational structure in order to remediate the material weaknesses identified as of March 31, 2016. These actions as well as the revised and newly implemented controls are described in more detail below within “Changes in Internal Control Over Financial Reporting.” We completed our remediation plans for those material weaknesses during the quarter ended December 31, 2016. We have tested the design and operating effectiveness of these newly implemented and enhanced controls related to the March 31, 2016 material weakness remediation actions concluding that the controls are designed and operating effectively as of March 31, 2017.

We have reviewed and obtained acceptance of completion of the remediation effort by our Chief Executive Officer, our Chief Financial Officer, and the Audit & Finance Committee. Based on the above remediation actions and our assessment using the COSO criteria, management believes that, as of March 31, 2017, our internal control over financial reporting was effective as it relates to the March 31, 2016 material weaknesses.
Changes in Internal Control over Financial Reporting

Subsequent to our March 31, 2016 fiscal year end, we took several actions to strengthen existing controls and implement new controls in order to remediate the March 31, 2016 material weaknesses described above. Those actions included a redesign of the process for the review and analysis of contract terms and the related revenue transactions, implementation of a sales order audit validation and review; strengthened the credit approval process, added specific controls over the review and recognition of certain revenue transactions, revised the sub-assertion process, implemented a formal disclosure committee, provided training to process and control owners as well as individuals handling revenue generating transactions throughout the organization, and updated related documentation including policies and procedures. In addition we enhanced our risk assessment process with regard to control design deficiencies and are now performing a more robust assessment of risks impacting our accounting and financial reporting. In addition, we have enhanced our documented controls and procedures related to our revenue cycle and other key business cycles. Finally, we implemented an enterprise risk management program to highlight organizational risks and develop strategies for monitoring and mitigating risks. Risk assessment and control monitoring remediation steps completed include the implementation of a number of control enhancements.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the implementation of the remediation efforts described above.

ITEM 9B.	OTHER INFORMATION
As previously reported, on May 25, 2017, we announced the restructuring of our management team, including the departure of John H. Scribante, our former Chief Executive Officer. In connection with this management restructuring, Michael W. Altschaefl, the current Chair of the Board of Directors (the “Board”), was appointed by the Board as our new Chief Executive Officer. In addition, on June 6, 2017, the Board appointed Anthony L. Otten to serve as our independent Lead Director as a result of the positions of Board Chair and Chief Executive Officer being combined due to Mr. Altschaefl’s appointment as our new Chief Executive Officer.
Following the restructuring of our management team, we have implemented a series of actions focused on improved sales execution and a number of cost reduction initiatives, with the intent to accelerate our path to profitability. These actions included, among others, a reduction in the compensation of our executive officers and directors, the entry into an employment agreement with Mr. Altschaefl, and the finalization of Mr. Scribante’s departure and his subsequent retirement from the Board.
Reduction in Executive Compensation
On June 6, 2017, the Board approved changes to the compensation of our named executive officers as part of our focus on implementing cost reduction initiatives with the intent to accelerate our path to profitability. These changes included the approval of the following compensation for our executive officers for Fiscal 2018:

Name	Title	FY18 Base Salary	Long-Term Incentive Award
Michael W. Altschaefl	CEO	$325,000	$260,000
William T. Hull	CFO/CAO/EVP	$283,500	$226,800
Scott Green	COO/EVP	$275,000	$220,000
Michael J. Potts	CRO/EVP	$260,000	N/A
Marc Meade	EVP	$211,500	$169,200
Total:		$1,355,000	$876,000
The compensation levels for fiscal 2018 represent a 17% reduction in total annual base salary compared to fiscal 2017 and a 43% reduction in the dollar value of the long term incentive awards compared to fiscal 2017.
In addition, the Board approved a new annual incentive cash bonus opportunity for our executive officers, based on our ability to achieve positive EBITDA in fiscal 2018. If we achieve positive EBITDA in fiscal 2018, our executives will participate in a bonus pool of up to 50% of our positive EBITDA (calculated after taking into account all bonuses) based on the following allocation:

Name	FY 18 Title	Target FY 18 Bonus % of FY 18 Base	Target FY 18 $ Bonus	% of Bonus Pool
Michael W. Altschaefl	CEO	100%	$325,000	45.77%
William T. Hull	CFO/CAO/EVP	50%	$141,750	19.96%
Scott Green	COO/EVP	50%	$137,500	19.37%
Marc Meade	EVP	50%	$105,750	14.90%
Total			$710,000	100.00%
The total amount of cash bonus payable under the fiscal 2018 cash bonus plan is capped at the target bonus level for each executive officer, with the maximum possible bonus for all executives set at $710,000. This represents a 29% reduction in the total executive bonus pool (assuming target bonus levels were met) approved in fiscal 2017.
In addition, if we achieve at least $500,000 in fiscal 2018 EBITDA, then we will make available a $150,000 bonus pool to be allocated among our executive officers (but excluding our Chief Executive Officer) at the discretion of our Chief Executive Officer based on his views on how best to award, motivate and incent his executive team members.
The Board also approved the implementation of a project based bonus pool for Michel J. Potts to be awarded if he completes two cash-generating projects in fiscal 2018. The total potential bonus that may be awarded to Mr. Potts under the project-based bonus is $75,000, and will be deducted from the amount available under the discretionary bonus pool described above.
Reduction in Director Compensation
On June 6, 2017, the Board approved revisions to our Non-Employee Director Compensation Plan (the “Director Compensation Plan”), which provides for a 10% reduction in the retainer fees and annual restricted stock grants payable to non-employee directors. The Board adopted these changes in furtherance of our cost reduction initiatives.
Under the revised Director Compensation Plan, each non-employee director will receive: (i) an annual retainer of $36,000 (instead of $40,000), payable in cash or shares of common stock at the election of the recipient and (ii) an annual restricted stock grant, vesting ratably over three years, with a grant date fair value of $40,500 (instead of $45,000), that may, at the election of the director, be paid 60% in three-year pro rata vesting restricted stock and 40% in three-year pro rata vesting restricted cash that vests in tandem with the restricted stock at the election of the recipient.

In addition, the independent Lead Director and each committee chair receives additional fees according to the following schedule:

Position	Retainer
Chairman of the Board	N/A
Lead Director	$30,000
Audit and Finance Committee Chair	$25,000
Compensation Committee Chair	$20,000
Nominating and Corporate Governance Committee Chair	$20,000
Ad Hoc Litigation Committee Chair	$10,000
Total	$105,000
The $105,000 in independent Lead Director fees and committee chair fees represent a 12.5% reduction in the Board and committee chair fees that were approved in fiscal 2017. Lead Director fees and committee chair fees are payable in cash or shares of Common Stock at the election of the recipient. Except as described above, the Director Compensation Plan otherwise remains unchanged.
The foregoing description of the Director Compensation Plan is qualified in its entirety by reference to the full text of the Director Compensation Plan, a copy of which is filed herewith as Exhibit 10.14 and is incorporated herein by reference.
Michael W. Altschaefl Employment Agreement
On June 8, 2017, we entered into an Executive Employment and Severance Agreement (the “Employment Agreement”) with Michael W. Altschaefl, our new Chief Executive Officer. The Employment Agreement is for an initial term through June 8, 2019, after which the Employment Agreement may be renewed by us and Mr. Altschaefl upon mutual consent for successive one year periods.
The Board’s compensation committee and the Board determined Mr. Altschaefl’s compensation in connection with its overall reduction in executive compensation to support our cost reduction initiatives, with the intent to accelerate our path to profitability. The Employment Agreement provides for an annual base salary of $325,000 for Mr. Altschaefl (40% less than our prior Chief Executive Officer) effective as of June 1, 2017, and for participation by Mr. Altschaefl in our annual and/or long-term bonus plans, as well as our employee benefit plans made available to other senior executives. Mr. Altschaefl will participate in our fiscal 2018 cash bonus program for executives and will have a target maximum bonus equal to 100% of his base salary (with the actual dollar amount being 40% less than the maximum bonus available to our prior Chief Executive Officer).
Mr. Altschaefl will not receive any additional compensation related to his continued service as our Board Chair.
The Board’s compensation committee has also awarded Mr. Altschaefl a long-term incentive grant of restricted stock in the aggregate amount of $260,000 (52% less than our prior Chief Executive Officer) in connection with the compensation’s committee annual approval of restricted stock awards for our executive officers.  Mr. Altschaefl’s restricted stock award will be granted on June 13, 2017 (the third business day following our fiscal 2017 earnings release) and will vest equally in one-year increments over a three-year term.
The Employment Agreement entitles Mr. Altschaefl to certain pre-Change of Control (as defined in the Employment Agreement) severance payments and other benefits upon a qualifying employment termination. If Mr. Altschaefl’s employment is terminated without “Cause” (as defined in the Employment Agreement) or for “Good Reason” (as defined in the Employment Agreement) prior to the end of his employment period and prior us experiencing a “Change of Control” (as defined in the Employment Agreement), Mr. Altschaefl will be entitled to (i) a severance benefit payable in a lump sum equal to two times the sum of his base salary plus the average of his prior three years’ bonuses; (ii) a pro rata bonus for the year of termination based on Mr. Altschaefl’s annual target cash bonus opportunity (if any) for such year multiplied by a fraction representing the portion of the annual performance period that has elapsed at the time of termination; and (iii) pay COBRA premiums at the active employee rate for the duration of Mr. Altschaefl’s COBRA continuation coverage period. To receive these benefits, Mr. Altschaefl must execute and deliver to us (and not revoke) a general release of claims acceptable to us.
The Employment Agreement also entitles Mr. Altschaefl to certain payments related to the occurrence of a Change of Control. Mr. Altschaefl will become entitled to a change of control benefit in the event that (i) we undergo a Change of Control prior to the end of Mr. Altschaefl’s employment period or (ii) prior to us undergoing a Change of Control, but following our entry into a legally binding written agreement, arrangement or understanding that would result in a Change of Control, Mr. Altschaefl’s employment is terminated by us without Cause (except in the case of death or disability) or Mr. Altschaefl terminates his employment with us for Good Reason. The change of control benefit is payable in a lump sum equal to three times the sum of Mr. Altschaefl’s base salary plus the average of his prior three years’ bonuses, plus certain other accrued benefits under the Employment Agreement.

The Employment Agreement also requires Mr. Altschaefl not to, during the term of his employment (and for two years following his termination of employment), (i) disclose any of our confidential information; (ii) compete with us; or (iii) solicit the employees or other persons with business relationships with us.
The Employment Agreement contains a “valley” excise tax provision that provides that all amounts payable to Mr. Altschaefl under the Employment Agreement and any other of our agreements or plans that constitute change of control payments will be cut back to one dollar less than three times Mr. Altschaefl “base amount,” as defined by Internal Revenue Code (“Code”) Section 280G, unless Mr. Altschaefl would retain a greater amount by receiving the full amount of the payment and personally paying the excise taxes. Under the Employment Agreement, we would not be obligated to gross up Mr. Altschaefl for any excise taxes imposed on excess parachute payments under Code Section 280G or 4999.
The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed herewith as Exhibit 10.16 and is incorporated herein by reference.
Retirement of John H. Scribante
On May 25, 2017, John H. Scribante, our former Chief Executive Officer, departed as part of the Board’s restructuring of our management team. On June 8, 2017, Mr. Scribante retired as a director of Orion, effective immediately. Mr. Scribante’s retirement was not the result of a disagreement with us on any matter relating to our operations, policies or practices.
In connection with Mr. Scribante’s departure as Chief Executive Officer, we and Mr. Scribante entered into a Mutual Termination and Severance Agreement and Complete and Permanent Release of All Claims (the “Severance Agreement”) on June 8, 2017. Pursuant to the Severance Agreement, we have affirmed our obligation to provide certain severance payments and benefits required to be provided to Mr. Scribante pursuant to the terms of his Executive Employment and Severance Agreement with us, including a lump sum severance payment in an amount equal to (i) two times Mr. Scribante’s base salary, plus (ii) Mr. Scribante’s fiscal 2018 annual target bonus of one-hundred percent of his annual base salary (pro-rated based on the number of days that Mr. Scribante was our Chief Executive Officer in fiscal 2018), less applicable taxes and other withholdings, payable within three business days of the date of the Severance Agreement. We will also pay Mr. Scribante certain accrued salary and benefits through the date of his departure (the “Termination Date”) and pay the employer’s portion of the premiums for Mr. Scribante’s COBRA continuation coverage for 18 months after the Termination Date.
In addition, the Severance Agreement provides that Mr. Scribante will retain all vested restricted stock and stock option awards that have vested as of the date of the Severance Agreement, and will be permitted to exercise any vested stock options within 90 days of the Termination Date. We have also agreed that it will assign all the policies of insurance on Mr. Scribante’s life currently in effect to Mr. Scribante and obtain a six-year tail director and officer insurance policy covering Mr. Scribante.
In consideration of the foregoing severance payments, Mr. Scribante agreed to a general release of claims against us and any of our subsidiaries and affiliates, and our past, present and future employees, agents, representatives, attorneys, officers, directors and shareholders. Mr. Scribante has also reaffirmed the application of certain covenants contained in his Executive Employment and Severance Agreement, including a covenant not to sue, non-solicitation and non-competition covenants and a nondisclosure and confidentiality covenant.
The foregoing description of the Severance Agreement is qualified in its entirety by reference to the full text of the Severance Agreement, a copy of which is filed herewith as Exhibit 10.27 and is incorporated herein by reference.
William T. Hull Employment Agreement Amendment
On June 13, 2017, we entered into an amendment (the “Amendment”) to the Executive Employment and Severance Agreement (the “Employment Agreement”) between us and William T. Hull, our Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer. The Amendment modifies the severance benefits payable to Mr. Hull upon a termination without “Cause” or for “Good Reason” (each as defined in the Employment Agreement) to include the right to receive the employer portion of the premiums for Mr. Hull’s COBRA continuation coverage for the length of such coverage at the same rate charged to our active employees. Except as expressly modified by the Amendment, the Agreement continues in effect in accordance with its terms.
A copy of the Amendment is attached hereto as Exhibit 10.19, and is incorporated by reference herein.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to Orion's Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.
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
The information required by this item is incorporated by reference to Orion's Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
See Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Securities, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans. The additional information required by this item is incorporated by reference to Orion's Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.
ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to Orion's Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.
ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to Orion's Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
Our financial statements are set forth in Item 8 of this Form 10-K.

(b)	Financial Statement Schedule

		SCHEDULE II VALUATION and QUALIFYING ACCOUNTS
		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2017	Allowance for Doubtful Accounts	$505	$132	$493	$144
2016	Allowance for Doubtful Accounts	$458	$575	$528	$505
2015	Allowance for Doubtful Accounts	$384	$285	$211	$458

2017	Inventory Obsolescence Reserve	$2,127	$2,212	$866	$3,473
2016	Inventory Obsolescence Reserve	$1,619	$509	$1	$2,127
2015	Inventory Obsolescence Reserve	$2,527	$10,505	$11,413	$1,619

EXHIBIT INDEX

Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed November 8, 2013, is hereby incorporated by reference.

4.1
Rights Agreement, dated as of January 7, 2009, between Orion Energy Systems, Inc. and Wells Fargo Bank, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights, filed as Exhibit 4.1 to the Registrant’s Form 8-A filed January 8, 2009, is hereby incorporated by reference.

10.1
Credit and Security Agreement dated as of February 6, 2015 among Orion Energy Systems, Inc. and certain of its subsidiaries, as borrowers and guarantors, and Wells Fargo Bank, National Association, as lender, filed as Exhibit 10.1 to Registrant’s Form 10-Q filed on February 9, 2015, is hereby incorporated by reference.

10.2
First Amendment to Credit Agreement and Security Agreement, dated as of December 27, 2016, by and among Orion Energy Systems, Inc., the subsidiary Borrowers party thereto, the subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2016, is hereby incorporated by reference.

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

10.9	Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Annex A to the Registrant’s Form 8-K filed July 8, 2016, is hereby incorporated by reference.*

10.10
Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.5 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.11
Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.6 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.12
Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.7 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.13
Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.8 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.14	Orion Energy Systems, Inc. Non-Employee Director Compensation Plan, updated and effective as of June 6, 2017. * +

10.15
Executive Employment and Severance Agreement, dated April 1, 2017, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed April 3, 2017, is hereby incorporated by reference.*

10.16	Executive Employment and Severance Agreement, dated as of June 8, 2017, by and between Orion Energy Systems, Inc. and Michael W. Altschaefl. * +

10.17
Executive Employment and Severance Agreement by and between Orion Energy Systems, Inc. and William T. Hull, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 5, 2015, is hereby incorporated by reference.*

10.18
Executive Employment and Severance Agreement, dated as of August 3, 2016, by and between Orion Energy Systems, Inc. and Scott A. Green, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on August 4, 2016, is hereby incorporated by reference.*

10.19	Letter Agreement effective June 13, 2017 between Orion and William T. Hull. * +

10.20
Executive Employment and Severance Agreement, dated as of January 1, 2014, by and between Orion Energy Systems, Inc. and Marc Meade filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 6, 2014, is hereby incorporated by reference.*

10.21
Form of Executive Restricted Stock Award Agreement as of May 14, 2014 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan filed as Exhibit 10.17 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.22
Form of Non-Employee Director Restricted Stock Award Agreement as of May 14, 2014 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan filed as Exhibit 10.18 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.23
Form of Executive Restricted Stock Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan , filed as Exhibit 10.18 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.24
Form of Executive Tandem Restricted Stock and Cash Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.19 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.25
Form of Non-Employee Director Restricted Stock Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.26
Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.21 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.27	Mutual Termination and Severance Agreement and Complete and Permanent Release of All Claims, dated June 8, 2017, by and between Orion Energy Systems, Inc. and John H. Scribante .* +

21.1	Subsidiaries of Orion Energy Systems, Inc.+

23.1	Consent of Independent Registered Public Accounting Firm. +

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

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

101.SCH Taxonomy extension schema document

101.CAL Taxonomy extension calculation linkbase document

101.LAB Taxonomy extension label linkbase document

101.PRE Taxonomy extension presentation linkbase document

Documents incorporated by reference by Orion Energy Systems, Inc. are filed with the Securities and Exchange Commission under File No. 001-33887.

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2017.

ORION ENERGY SYSTEMS, INC.
By:	/s/ MICHAEL W. ALTSCHAEFL
Michael W. Altschaefl Chief Executive Officer and Board Chair
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 13, 2017.

Signature	Title

/s/ Michael W. Altschaefl	Chief Executive Officer and Board Chair (Principal
Michael W. Altschaefl	Executive Officer)

/s/ William T. Hull	Chief Financial Officer, Chief Accounting Officer and
William T. Hull	Treasurer (Principal Financial Officer)

/s/ Anthony L. Otten	Lead Independent Director
Anthony L. Otten

/s/ Kenneth L. Goodson, Jr.	Director
Kenneth L. Goodson, Jr.

/s/ James R. Kackley.	Director
James R. Kackley

/s/ Michael J. Potts	Director
Michael J. Potts

/s/ Elizabeth Gamsky Rich	Director
Elizabeth Gamsky Rich

/s/ Ellen B. Richstone	Director
Ellen B. Richstone

/s/ Mark C. Williamson	Director
Mark C. Williamson