Form 10-Q
period 2017-06-30
ORION ENERGY SYSTEMS, INC.
filed 2017-08-04
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

There were 28,763,663 shares of the Registrant’s common stock outstanding on July 28, 2017.

ORION ENERGY SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2017	March 31, 2017
Assets
Cash and cash equivalents	$8,485	$17,307
Accounts receivable, net	7,040	9,171
Inventories, net	12,266	13,593
Deferred contract costs	1,704	935
Prepaid expenses and other current assets	3,093	2,877
Total current assets	32,588	43,883
Property and equipment, net	13,638	13,786
Other intangible assets, net	4,065	4,207
Other long-term assets	118	175
Total assets	$50,409	$62,051
Liabilities and Shareholders’ Equity
Accounts payable	$9,608	$11,635
Accrued expenses and other	5,128	5,988
Deferred revenue, current	823	621
Current maturities of long-term debt	110	152
Total current liabilities	15,669	18,396
Revolving credit facility	3,853	6,629
Long-term debt, less current maturities	164	190
Deferred revenue, long-term	945	944
Other long-term liabilities	560	442
Total liabilities	21,191	26,601
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2017 and March 31, 2017; no shares issued and outstanding at June 30, 2017 and March 31, 2017	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2017 and March 31, 2017; shares issued: 38,161,796 at June 30, 2017 and 37,747,227 at March 31, 2017; shares outstanding: 28,732,979 at June 30, 2017 and 28,317,490 at March 31, 2017	—	—
Additional paid-in capital	154,230	153,901
Treasury stock, common shares: 9,428,817 at June 30, 2017 and 9,429,737 at March 31, 2017	(36,082)	(36,081)
Shareholder notes receivable	—	(4)
Retained deficit	(88,930)	(82,366)
Total shareholders’ equity	29,218	35,450
Total liabilities and shareholders’ equity	$50,409	$62,051
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2017	2016
Product revenue	$11,781	$15,352
Service revenue	777	282
Total revenue	12,558	15,634
Cost of product revenue	8,813	11,419
Cost of service revenue	1,034	189
Total cost of revenue	9,847	11,608
Gross profit	2,711	4,026
Operating expenses:
General and administrative	5,335	3,901
Sales and marketing	3,354	2,895
Research and development	524	481
Total operating expenses	9,213	7,277
Loss from operations	(6,502)	(3,251)
Other income (expense):
Other income	—	100
Interest expense	(67)	(70)
Interest income	5	10
Total other (expense) income	(62)	40
Loss before income tax	(6,564)	(3,211)
Income tax benefit	—	(271)
Net loss	$(6,564)	$(2,940)
Basic net loss per share attributable to common shareholders	$(0.23)	$(0.11)
Weighted-average common shares outstanding	28,455,434	27,885,588
Diluted net loss per share	$(0.23)	$(0.11)
Weighted-average common shares and share equivalents outstanding	28,455,434	27,885,588
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(6,564)	$(2,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	353	389
Amortization	162	243
Stock-based compensation	320	329
Provision for inventory reserves	130	254
Provision for bad debts	33	(375)
Other	12	56
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	2,103	(1,805)
Inventories	1,196	1,280
Deferred contract costs	(770)	(200)
Prepaid expenses and other assets	(163)	2,203
Accounts payable	(2,028)	(1,516)
Accrued expenses and other	(743)	(285)
Deferred revenue, current and long-term	204	52
Net cash used in operating activities	(5,755)	(2,315)
Investing activities
Purchase of property and equipment	(204)	(53)
Additions to patents and licenses	(20)	—
Proceeds from sales of property, plant and equipment	—	2,600
Net cash (used in) provided by investing activities	(224)	2,547
Financing activities
Payment of long-term debt and capital leases	(67)	(381)
Proceeds from revolving credit facility	16,307	16,658
Payment of revolving credit facility	(19,083)	(17,889)
Payments to settle employee tax withholdings on stock-based compensation	—	(4)
Net proceeds from employee equity exercises	—	2
Net cash used in financing activities	(2,843)	(1,614)
Net decrease in cash and cash equivalents	(8,822)	(1,382)
Cash and cash equivalents at beginning of period	17,307	15,542
Cash and cash equivalents at end of period	$8,485	$14,160
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending March 31, 2018 or other interim periods.
The condensed consolidated balance sheet at March 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission on June 13, 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence, allowance for doubtful accounts, accruals for warranty and loss contingencies, income taxes and certain equity transactions. Accordingly, actual results could differ from those estimates.
Concentration of Credit Risk and Other Risks and Uncertainties
Orion's cash is deposited with two financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three months ended June 30, 2017 and 2016, no supplier accounted for more than 10% of total cost of revenue.

For the three months ended June 30, 2017, one customer accounted for 16.2% of total revenue. For the three months ended June 30, 2016, no customer accounted for more than 10% of revenue.
As of June 30, 2017, no customer accounted for more than 10% of accounts receivable. As of March 31, 2017, one customer accounted for 11.6% of accounts receivable.
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
Orion will adopt ASU 2014-09 and the related updates with their effective date on April 1, 2018. Orion has begun the process of implementing this standard, including performing a review of its revenue streams to identify any differences in the timing, measurement, or presentation of revenue recognition. The Company continues to review the provisions of these standards against its customer contracts, including evaluating and identifying distinct performance obligations and variable consideration in the form of customer rebates. The Company has selected a representative sample of customer contracts from each of its major revenue streams and is in the process of evaluating these contracts against the standards to determine any impact on the timing and presentation of revenue. In addition, the Company has identified necessary changes in its ongoing process for the review of new customer contracts and the identification of key terms impacting revenue recognition. The Company is also evaluating the necessary changes to its systems, revenue related processes and controls as a result of the new standard, including the related footnote disclosures. Under ASU 2014-09 incremental contract costs, including sales commissions, may be required to be capitalized and expensed over the period these costs are recovered. Although Orion incurs commission costs, its contracts are typically completed within one year. As such, the Company will elect to apply the practical expedient for contract costs recovered within one year and will continue to recognize commissions as cost of sales immediately rather than capitalizing and expensing these costs over the contract period. Orion currently plans to elect the modified retrospective adoption method but continues to evaluate both of the available transition methods.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting” which provides guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. The provisions of this standard are effective for Orion beginning on April 1, 2018. The adoption of this standard is not expected to have a material impact on Orion’s consolidated condensed financial statements.

Recently Adopted Standards
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes. The amendments in this update require that deferred tax assets and liabilities be classified as non-current on the balance sheet. This ASU is effective for Orion's annual reporting period, and interim periods therein, as of April 1, 2017. The adoption of this standard had no impact on Orion’s condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out ("FIFO") or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Orion adopted this standard as of April 1, 2017. The adoption of this standard had no impact on its condensed consolidated financial statements as the previous measurement and validation of the carrying value of its inventory incorporated market values consistent with the net realizable value measurements of the standard.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. Orion adopted this ASU as of April 1, 2017. As a result of adopting the income tax accounting provisions of this standard, Orion realized an increase in both its deferred tax assets related to stock-based compensation awards and the related valuation allowance. As the Company carries a full valuation allowance against its deferred tax assets, there was no net impact to its condensed consolidated balance sheets or statements of operations. In accordance with the provisions of this standard, the Company elected to prospectively adopt an accounting policy to recognize forfeitures as they occur in lieu of estimating forfeitures. The cashflow presentation provisions of the standard had no impact on Orion’s condensed consolidated financial statements. Finally, due to the Company’s net loss, the modifications to the calculation of diluted earnings per share as a result of adopting this standard did not impact its diluted earnings per share.

NOTE 3 — ACCOUNTS RECEIVABLE
Orion's accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	June 30, 2017	March 31, 2017
Accounts receivable, gross	$7,216	$9,315
Allowance for doubtful accounts	(176)	(144)
Accounts receivable, net	$7,040	$9,171

NOTE 4 — INVENTORIES
As of June 30, 2017 and March 31, 2017, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Reserve	Net
As of June 30, 2017
Raw materials and components	$8,008	$(1,677)	$6,331
Work in process	1,693	(348)	1,345
Finished goods	5,981	(1,391)	4,590
Total	$15,682	$(3,416)	$12,266

As of March 31, 2017
Raw materials and components	$8,104	$(1,807)	$6,297
Work in process	1,918	(329)	1,589
Finished goods	7,044	(1,337)	5,707
Total	$17,066	$(3,473)	$13,593

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following (dollars in thousands):

	June 30, 2017	March 31, 2017
Unbilled accounts receivable	$2,467	$2,226
Other prepaid expenses	626	651
Total	$3,093	$2,877

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following (dollars in thousands):

	June 30, 2017	March 31, 2017
Land and land improvements	$424	$424
Buildings and building improvements	9,245	9,245
Furniture, fixtures and office equipment	7,050	7,056
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	11,633	11,627
Construction in progress	224	61
	33,897	33,734
Less: accumulated depreciation and amortization	(20,259)	(19,948)
Property and equipment, net	$13,638	$13,786
During the three months ended June 30, 2017, the Company began pursuing the potential sale and leaseback of its Tech Center building located in Manitowoc, Wisconsin. The Tech Center building houses Orion's corporate offices. Due to the expected leaseback of more than a minor portion of the facility, it does not meet the criteria to be classified as held for sale as of June 30, 2017. As a result of this action, Orion assessed the facility for impairment as of June 30, 2017 by performing a probability weighted cashflow analysis (a Level 3 fair value measure). As a result of this analysis, and based on the assumptions used, including management’s best estimate of the potential sales price, future rent expense, sublease income, and the probability of various scenarios under consideration, the Company concluded that the asset is not impaired as of June 30, 2017.
Equipment included above under capital leases was as follows (dollars in thousands):

	June 30, 2017	March 31, 2017
Equipment	$581	$581
Less: accumulated depreciation and amortization	(237)	(202)
Equipment, net	$344	$379
Orion recorded depreciation expense of $0.4 million for the three months ended June 30, 2017 and 2016.

NOTE 7 — INTANGIBLE ASSETS
The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	June 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,678	$(1,251)	$1,427	$2,658	$(1,211)	$1,447
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,715	—	1,715	1,715	—	1,715
Customer relationships	3,600	(3,131)	469	3,600	(3,054)	546
Developed technology	900	(466)	434	900	(426)	474
Non-competition agreements	100	(80)	20	100	(75)	25
Total	$9,051	$(4,986)	$4,065	$9,031	$(4,824)	$4,207
Amortization expense on intangible assets was $0.2 million for the three months ended June 30, 2017 and 2016.
As of June 30, 2017, the weighted average useful life of intangible assets was 5.90 years.

The estimated amortization expense for the next five years and beyond is shown below (dollars in thousands):

Fiscal 2018	$461
Fiscal 2019	447
Fiscal 2020	361
Fiscal 2021	287
Fiscal 2022	190
Fiscal 2023	166
Thereafter	438
Total	$2,350

NOTE 8 — OTHER LONG-TERM ASSETS
Other long-term assets include the following (dollars in thousands):

	June 30, 2017	March 31, 2017
Security deposits	$66	$117
Other	52	58
Total	$118	$175

NOTE 9 — ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other include the following (dollars in thousands):

	June 30, 2017	March 31, 2017
Compensation and benefits	$1,802	$2,431
Sales tax	94	213
Contract costs	248	223
Legal and professional fees	2,116	2,262
Warranty	471	449
Other accruals	397	410
Total	$5,128	$5,988
Other long term liabilities includes the following (dollars in thousands):

	June 30, 2017	March 31, 2017
Warranty	$310	$310
Medical benefits	137	—
Unrecognized tax benefits	113	113
Other	—	19
Total	$560	$442
Orion generally offers a limited warranty of one to ten years on its lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps and ballasts, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Beginning of period	$759	$864
Provision to product cost of revenue	24	175
Charges	(2)	(1)
End of period	$781	$1,038

NOTE 10 — NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
For the three months ended June 30, 2017 and 2016, Orion was in a net loss position; therefore, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net loss per common share is calculated based upon the following:

	Three Months Ended June 30,
	2017	2016
Numerator:
Net loss (in thousands)	$(6,564)	$(2,940)
Denominator:
Weighted-average common shares outstanding	28,455,434	27,885,588
Weighted-average common shares and common share equivalents outstanding	28,455,434	27,885,588
Net loss per common share:
Basic	$(0.23)	$(0.11)
Diluted	$(0.23)	$(0.11)
The following table indicates the number of potentially dilutive securities excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive. The number of shares are as of the end of each period:

	June 30, 2017	June 30, 2016
Common stock options	1,442,153	1,949,846
Restricted shares	1,706,445	1,482,208
Total	3,148,598	3,432,054

NOTE 11 — RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2017, Orion did not have any related party transactions. During the three months ended June 30, 2016, Orion purchased goods and services from an entity in the amount of approximately two thousand dollars, at which time a director of Orion served as a minority owner and as the president and chairman of the board of directors.

NOTE 12 — LONG-TERM DEBT
Long-term debt consisted of the following (dollars in thousands):

	June 30, 2017	March 31, 2017
Revolving credit facility	$3,853	$6,629
Equipment lease obligations	268	321
Customer equipment finance notes payable	6	7
Other long-term debt	—	14
Total long-term debt	4,127	6,971
Less current maturities	(110)	(152)
Long-term debt, less current maturities	$4,017	$6,819
Revolving Credit Agreement
Orion has an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of June 30, 2017 Orion's borrowing base was approximately $4.1 million. The Credit Facility has a maturity date of February 6, 2019 and includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2017, Orion had no outstanding letters of credit. Borrowings outstanding as of June 30, 2017, amounted to approximately $3.9 million and are included in non-current liabilities in the accompanying condensed consolidated balance sheet. Orion estimates that as of June 30, 2017, it was eligible to borrow an additional $0.2 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Subject in each case to Orion's applicable borrowing base limitations, the Credit Agreement otherwise provides for a $15.0 million Credit Facility. This limit may increase to $20.0 million based on a borrowing base requirement, if Orion satisfies certain conditions. Orion did not meet the requirements to increase the borrowing limit to $20.0 million as of July 31, 2017, the most recent measurement date.
From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement requires that Orion maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on Orion’s stock, redeem or repurchase shares of Orion’s stock, or pledge or dispose of assets. Orion was in compliance with its covenants in the Credit Agreement as of June 30, 2017.
Each subsidiary of Orion is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of June 30, 2017, the interest rate was 4.30%. Orion must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
Harris Seller's Note
On July 1, 2013, Orion issued an unsecured and subordinated promissory note in the principal amount of $3.1 million to partially fund the acquisition of Harris Manufacturing, Inc. and Harris LED, LLC (collectively, "Harris"). The note's interest rate was 4% per annum. Principal and interest were payable quarterly. The note matured in July 2016 and was paid in full upon maturity.
Equipment Lease Obligation
In March 2016 and June 2015, Orion entered into lease agreements with a financing company in the principal amount of nineteen thousand dollars and $0.4 million, respectively, to fund certain equipment. The leases are secured by the related equipment. The leases bear interest at a rate of 5.9% and 3.6%, respectively, and mature in February 2018 and June 2020. Both leases contain a one dollar buyout option.

Customer Equipment Finance Notes Payable
In December 2014, Orion entered into a secured borrowing agreement with a financing company in the principal amount of $0.4 million to fund completed customer contracts under its OTA finance program that were previously funded under a different OTA credit agreement. The loan amount is secured by the OTA-related equipment and the expected future monthly payments under the supporting 25 individual OTA customer contracts. The borrowing agreement bears interest at a rate of 8.36% and matures in April 2018.
In June 2011, Orion entered into a note agreement with a financial institution that provided Orion with $2.8 million to fund completed customer contracts under Orion’s OTA finance program. The note bore interest at 7.85%. The note matured in April 2016 and was paid in full upon maturity.
Other Long-Term Debt
In September 2010, Orion entered into a note agreement with the Wisconsin Department of Commerce that provided Orion with $0.3 million to fund Orion’s rooftop solar project at its Manitowoc facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allowed for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and requires monthly payments of four thousand six hundred. The note matured in June 2017 and was paid in full upon maturity.
NOTE 13 — INCOME TAXES
The income tax provision for the three months ended June 30, 2017 was determined by applying an estimated annual effective tax rate of 0.0% to loss before income tax. The estimated effective tax rate for the three month period ended June 30, 2016 was (0.3)%. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits.
Orion is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options (NQSOs) over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return.
As of June 30, 2017, Orion had federal net operating loss carryforwards of approximately $75.7 million. Orion also has state net operating loss carryforwards of approximately $65.2 million. Orion also had federal tax credit carryforwards of approximately $1.4 million and state tax credits of $0.7 million. Orion's net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2020 and 2036. As of June 30, 2017, Orion had recorded a valuation allowance of $34.0 million equaling the net deferred tax asset due to the uncertainty of its realization value in the future. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of June 30, 2017, the balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would reduce Orion’s effective tax rate if recognized.
Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under operating leases was $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively.
On April 28, 2017, Orion renewed the lease for its Jacksonville, Florida office space for an additional three-year term with annual rent expense of approximately $0.1 million.
On March 31, 2016, Orion entered into a purchase and sale agreement ("Agreement") with a third party to sell and leaseback Orion's manufacturing and distribution facility for a gross cash proceeds of $2.6 million. The transaction closed on June 30, 2016.

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
State Tax Assessment
Orion negotiated a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of its products for tax purposes under Wisconsin law. Orion resolved this matter with the Wisconsin Department of Revenue in June 2016 for $0.5 million.
NOTE 15 — SHAREHOLDERS’ EQUITY
Employee Stock Purchase Plan
In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. As of June 30, 2017, Orion issued 2,150 shares under the ESPP plan at a closing market price of $1.28.
In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. The loan program has been discontinued and new loans are no longer issued. As of March 31, 2017, four thousand dollars of such loans remained outstanding and were reflected on Orion’s balance sheet as a contra-equity account. During the quarter ended June 30, 2017, Orion entered into agreements with the counterparties to these loans. In exchange for the forgiveness of their outstanding loan balance, the employees returned their shares to Orion. As a result of this transaction, 1,230 shares were recorded within treasury stock and the loan balances have been eliminated.
NOTE 16 — STOCK OPTIONS AND RESTRICTED SHARES
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
Prior to shareholder approval of the Plan, the Company maintained its 2004 Stock and Incentive Awards Plan, as amended, which authorized the grant of cash and equity awards to employees (the “Former Plan”). No new awards are being granted under the Former Plan, however, all awards granted under the Former Plan that were outstanding as of August 3, 2016 will continue to be governed by the Former Plan.

Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program. The plans also permit accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.
The following amounts of stock-based compensation were recorded (dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Cost of product revenue	$6	$14
General and administrative	267	267
Sales and marketing	41	31
Research and development	6	17
Total	$320	$329

During the first three months of fiscal 2018, Orion had the following activity related to its stock based compensation:

	Restricted Shares	Stock Options
Balance at March 31, 2017	1,704,543	1,520,953
Awards granted	659,272	—
Awards vested	(414,569)	—
Awards forfeited	(242,801)	(78,800)
Awards outstanding at June 30, 2017	1,706,445	1,442,153
Per share price on grant date	$1.38 - $1.95	—
As of June 30, 2017, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.3 years, was approximately $2.2 million.

NOTE 17 — SEGMENTS
Orion has the following business segments: Orion U.S. Markets Division ("USM"), Orion Engineered Services Division ("OES") and Orion Distribution Services Division ("ODS"). The accounting policies are the same for each business segment as they are on a consolidated basis.
Orion U.S. Markets Division ("USM")
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. A significant portion of the historic sales of this division migrated to distribution channel sales as a result of the implementation of Orion’s distribution sales strategy. The migrated sales are included in Orion's ODS Division. This migration is expected to continue during fiscal 2018.
Orion Engineered Systems Division ("OES")
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.
Orion Distribution Services Division ("ODS")
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment expanded in fiscal 2018 as a result of the expansion of sales through distributors after the implementation of our distribution sales strategy. This expansion included the migration of customers from direct sales previously included in our USM division.

Corporate and Other
Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Segments:
Orion U.S. Markets	$1,390	$5,901	$(1,532)	$(57)
Orion Engineered Systems	5,408	6,800	(1,891)	(769)
Orion Distribution Services	5,760	2,933	(741)	(728)
Corporate and Other	—	—	(2,338)	(1,697)
	$12,558	$15,634	$(6,502)	$(3,251)
NOTE 18 — REORGANIZATION OF BUSINESS
During the three months ended June 30, 2017, Orion implemented a reorganization and targeted cost savings plan. As a result, the Company entered into separation agreements with 17 employees and recognized $1.9 million of restructuring expense consisting of severance, outplacement services, and continued medical benefits for terminated employees for a limited post-employment period. The restructuring expense for the three months ended June 30, 2017 is reflected within Orion’s condensed statement of operations as follows (dollars in thousands):

Three Months Ended
June 30, 2017
Cost of product revenue	$40
General and administrative	1,767
Sales and marketing	97
Total	$1,904
Total restructuring expense by segment was recorded as follows (dollars in thousands):

Three Months Ended
June 30, 2017
Orion U.S. Markets	$—
Orion Engineered Systems	—
Orion Distribution Systems	75
Corporate and Other	1,829
Total	$1,904

The following table displays a rollforward of the reorganization of business accruals established for employee separation costs from March 31, 2017 to June 30, 2017 (dollars in thousands):

	March 31, 2017	Additions	Amounts Used	June 30, 2017
Employee separation costs	$—	$1,763	$(1,304)	$459
Post-employment medical benefits (1)	—	141	—	141
Total	$—	$1,904	$(1,304)	$600

(1)
The severance agreement with one executive included a long-term post-employment medical benefit which will be paid over a period of approximately twelve years. The Company recorded a liability for the net present value of this obligation based on the current cost of premiums for this individual’s medical coverage increased by an estimated health care cost trend of 6.8% decreasing to 5% in nine years. This benefit is reflected in Orion’s condensed consolidated balance sheet within accrued expenses and other and other long-term liabilities.

The remaining accrual of $0.5 million for employee separation costs is expected to be paid within the next twelve months.
NOTE 19 — SUBSEQUENT EVENTS
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
Our lighting products consist primarily of light emitting diode ("LED") lighting fixtures. Our principal customers include national account end-users, electrical distributors, energy service companies ("ESCOs") and electrical contractors. Currently, substantially all of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although we are increasingly sourcing products and components from third parties as the LED market continues to evolve and in order to provide versatility in our product development.
We believe the market for lighting products has shifted to LED lighting systems, and that the customer base for our legacy high intensity fluorescent ("HIF") technology products will continue to decline. Compared to our legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the LED market. Although we continue to sell some lighting products using our legacy HIF technology, we do not build to stock HIF products and instead build to committed customer orders as received. We plan to continue to primarily focus on developing and selling innovative LED products.
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

Our fiscal year ends on March 31. We refer to our prior fiscal year which ended on March 31, 2017 as "fiscal 2017", and our current fiscal year, which ends on March 31, 2018, as “fiscal 2018.” Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
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
Market Shift to Light Emitting Diode Products
The rapid market shift in the lighting industry from legacy lighting products to LED lighting products has caused us to adopt new strategies, approaches and processes in order to respond proactively to this industry transition. These changing underlying business fundamentals in this transition include:

•	Rapidly declining LED component costs and LED product end user customer pricing pressure.

•	Improving LED product performance and reducing customer return on investment payback periods resulting in increased customer preference for LED lighting products compared to legacy lighting products.

•	Increasing LED lighting product customer sales compared to decreasing HIF product sales.

•	A broader and more diverse customer base and market opportunities compared to our historical commercial and industrial facility customers.

•
Increased importance of highly innovative product designs and features and enhanced product research and development capabilities requiring rapid new product introduction and new methods of product and company differentiation.

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
Management Restructuring and Focus on Profitability
On May 25, 2017, our Board of Directors restructured our management team. As part of this restructuring, our Chief Executive Officer, John Scribante, left our Company and Mike Altschaefl, our current Board Chair, assumed the role of Chief Executive Officer. In addition, Scott Green, our Executive Vice President, became our new Chief Operating Officer, with ongoing primary responsibility for improving our revenue generation. Mike Potts and Marc Meade, our current Executive Vice Presidents, remained in their positions and were assigned primary responsibility for substantially reducing our cost structure and for streamlining operations. Bill Hull remained in his position as Chief Financial Officer.
On June 30, 2017, Mike Potts agreed to retire as our Chief Risk Officer and Executive Vice President effective as of August 30, 2017. Mr. Potts will continue to serve as a member of our Board of Directors following his retirement, assuming that Mr. Potts is re-elected by the Company’s shareholders at the Company’s 2017 Annual Meeting of Shareholders. In addition, Mr. Potts will continue to provide consulting services to the Company.
Our market and product strategies are not changing. We are renewing our focus on execution, including a reduction in our cost structure. Our restructured management team has developed a plan to achieve breakeven earnings (excluding employee separation costs) before interest, taxes, depreciation, and amortization, or EBITDA, no later than the fourth quarter of fiscal 2018 through the implementation of the following cost reduction measures:

•	Constant monitoring and management of manufacturing overhead costs to ensure we continue to deliver strong gross margins amid an increasingly competitive market landscape;

•	Reducing staff positions through a targeted reduction in existing headcount;

•	Reductions in the total compensation of our executive management and board of directors;

•	Reductions in operating expenses, including better control of legal spending, elimination of our racing program and removal of various non-critical back office programs and initiatives.
We believe the above cost reduction plan will result in annualized cost savings of approximately $3.5 to $4.0 million. These cost reductions, coupled with our renewed focus on sales channel execution , will help to drive revenue growth and accelerate our path to profitability.
During the first quarter of fiscal 2018, we executed on the majority of these plans entering into separation agreements with seventeen employees and recognizing $1.9 million in employee separation related costs. These costs were recorded as $1.8 million within general and administrative expenses, $0.1 million in sales and marketing expense and $40,000 in cost of sales in our condensed consolidated statements of operations. We expect to complete the remaining cost-reduction initiatives in the second quarter of fiscal 2018.
Total restructuring expense by segment was recorded as follows (dollars in thousands):

Three Months Ended
June 30, 2017
Orion U.S. Markets	$—
Orion Engineered Systems	—
Orion Distribution Systems	75
Corporate and Other	1,829
Total	$1,904
Cash payments for employee separation costs in connection with the reorganization of business plans were $1.3 million in the first quarter of fiscal 2018. The remaining reorganization of business accruals as of June 30, 2017 were $0.6 million, of which $0.5 million relates to employee separation costs that are expected to be paid within one year and $0.1 million represents post-retirement medical benefits for one employee to be paid over several years.

Potential Sale and Leaseback
During the first quarter of fiscal 2018, we began pursuing the potential sale and leaseback of our Tech Center building located in Manitowoc, Wisconsin. This facility houses our corporate offices. Due to the expected leaseback of more than a minor portion of the facility, it does not meet the criteria to be classified as held for sale as of June 30, 2017. As a result of this action, we assessed the facility for impairment as of June 30, 2017 by performing a probability weighted cashflow analysis. As a result of this analysis, and based on the assumptions used, including management’s best estimate of the potential sales price, future rent expense, sublease income, and the probability of various scenarios under consideration, we concluded that the asset is not impaired as of June 30, 2017. A change in these assumptions or a change in circumstances could result in an impairment charge in a future period.
Fiscal 2018 Outlook
Despite lower than anticipated first quarter results, we remain optimistic about our near-term and long-term financial performance. We believe that customer purchases of LED lighting systems will continue to increase in the near-term as expected improvements in LED performance and expected decreases in LED product costs make our LED products even more economically compelling to our customers. Our near-term optimism is based upon: (i) our efforts to expand our distribution services customer base; (ii) our intentions to continue to selectively expand our sales force; (iii) our investments into new high-performance LED industrial lighting fixtures; (iv) our recent improvements in gross margin as a result of our cost containment initiatives and development of higher-performance LED products; and (v) the increasing volume of unit sales of our new higher margin products, specifically our LED high bay lighting fixtures.
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
Our outlook for 2018 is positive since other factors lead us to believe that the following will directly or indirectly drive customer spending for LED lighting systems:

•	LED adoption continues to grow in all sectors;

•	Commercial and industrial economic sentiment is strengthening;

•	Utility incentives continue to be available and are increasing as a percent of project costs in many areas;

•	Prospects of tax regulatory reform are encouraging;

•	Capital spending is increasing;

•	Business profits are increasing; and

•	Consumer spending remains strong.
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
We also expect that our selling and marketing expenditures will increase slightly in fiscal 2018, primarily due to growth in our Orion Distribution Services segment and the resulting increase in commission payments to our manufacturer representative agencies.
Results of Operations - Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016
The following table sets forth the line items of our condensed consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016		2017	2016
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$11,781	$15,352	(23.3)%	93.8%	98.2%
Service revenue	777	282	175.5%	6.2%	1.8%
Total revenue	12,558	15,634	(19.7)%	100.0%	100.0%
Cost of product revenue	8,813	11,419	(22.8)%	70.2%	73.0%
Cost of service revenue	1,034	189	447.1%	8.2%	1.2%
Total cost of revenue	9,847	11,608	(15.2)%	78.4%	74.2%
Gross profit	2,711	4,026	(32.7)%	21.6%	25.8%
General and administrative expenses	5,335	3,901	36.8%	42.5%	25.0%
Sales and marketing expenses	3,354	2,895	15.9%	26.7%	18.5%
Research and development expenses	524	481	8.9%	4.2%	3.1%
Loss from operations	(6,502)	(3,251)	(100.0)%	(51.8)%	(20.8)%
Other income	—	100	NM	—%	0.6%
Interest expense	(67)	(70)	4.3%	(0.5)%	(0.4)%
Interest income	5	10	(50.0)%	—%	0.1%
Loss before income tax	(6,564)	(3,211)	(104.4)%	(52.3)%	(20.5)%
Income tax expense	—	(271)	NM	—%	(1.7)%
Net loss	$(6,564)	$(2,940)	(123.3)%	(52.3)%	(18.8)%

*NM - Not Meaningful
Revenue. Product revenue decreased 23.3%, or $3.6 million, for the first quarter of fiscal 2018 versus the first quarter of fiscal 2017. The decrease in product revenue was primarily the result of the continued decline in flourescent product sales, $2.3 million quarter over quarter, and a decrease of $1.2 million in LED lighting revenue. LED lighting revenue decreased by 10.3% from $11.6 million in the first quarter of fiscal 2017 to $10.4 million in the first quarter of fiscal 2018 primarily as a result of the timing of purchases by our direct customers. Product revenue was positively impacted by our expanding network of manufacturer representative agencies partially offset by the aforementioned decline in sales through our direct channel. Service revenue increased 175.6%, or $0.5 million, primarily due to more installation project revenue in the first quarter of fiscal 2018 when compared to the first quarter of fiscal 2017. Total revenue decreased by 19.7%, or $3.1 million, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue decreased 22.8%, or $2.6 million in the first quarter of fiscal 2018 versus the comparable period in fiscal 2017 primarily due to the decline in sales and the resulting lower absorption compared to the prior year period. Cost of service revenue increased 447.1%, or $0.8 million in the first quarter of fiscal 2018 versus the comparable period in fiscal 2017 primarily due to the timing of completion and costs incurred on large projects. Gross margin decreased from 25.8% of revenue in the first quarter of fiscal 2017 to 21.6% in the first quarter of fiscal 2018. Our product gross margin remained relatively constant period over period. Our service gross margin was negatively impacted by increased delivery costs on large turnkey projects.
Operating Expenses
General and Administrative. General and administrative expenses increased 36.8%, or $1.4 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, primarily due to $1.8 million in employee separation costs, offset by decreases in legal, depreciation and amortization expenses.  Excluding the employee separation costs, general and administrative expenses decreased $0.3 million or 8.5%.
Sales and Marketing. Sales and marketing expenses increased 15.9%, or $0.5 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase quarter over quarter was primarily due to employee separation costs of $0.1 million and increased commissions related to our agency channel.
Research and Development. Research and development expenses increased by 8.9% or $0.04 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to consulting and recruiting charges.
Interest Expense. Interest expense in the first quarter of fiscal 2018 decreased by 4.3%, or $3,000 from the first quarter of fiscal 2017. The decrease in interest expense was due to decreased borrowings under our revolving credit facility during the comparative three month period.
Interest Income. Interest income in the first quarter of fiscal 2018 decreased by 50.0%, or $5,000, from the first quarter of fiscal 2017. Our interest income decreased as a result of the continued run-off of legacy customer financed projects.
Income Taxes. We incurred no income tax expense in the first quarter of fiscal 2018 as a result of our operating losses. Our income tax benefit in the first quarter fiscal 2017 represented federal tax refunds and the release of a valuation reserve. Our normal income tax expense is due primarily to minimum state tax liabilities.

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
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended June 30,
	2017	2016	% Change
Revenues	$1,390	$5,901	(76.4)%
Operating loss	$(1,532)	$(57)	NM
Operating margin	(110.2)%	(1.0)%
USM segment revenue decreased from the first quarter of fiscal 2017 by 76.4%, or $4.5 million. The decrease in revenue during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to our continued transition to a distribution sales model. Previously direct sales that are now sold through independent manufacturer representative agents are now reflected within Orion's Distribution Services Division.

USM segment operating loss in the first quarter of fiscal 2018 increased from the first quarter of fiscal 2017 by $1.5 million. The segment’s operating loss is the result of the significant decline in sales due to the migration of customers to the direct sales channel resulting in lost operating expense leverage.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Three Months Ended June 30,
	2017	2016	% Change
Revenues	$5,408	$6,800	(20.5)%
Operating loss	$(1,891)	$(769)	(145.9)%
Operating margin	(35.0)%	(11.3)%
OES revenue decreased in the first quarter of fiscal 2018 by 20.5%, or $1.4 million, compared to the first quarter of fiscal 2017 primarily as a result of the timing of delivery of our turnkey projects and reduced florescent purchases by a large retail customer.
OES segment operating loss in the first quarter of fiscal 2018 decreased by $1.1 million from the first quarter of fiscal 2017. The segment’s operating loss is the result of the decline in sales resulting in lost operating expense leverage.
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment expanded in fiscal 2018 as a result of the expansion of sales through distributors after the implementation of our distribution sales strategy. This expansion included the migration of customers from direct sales previously included in our USM division.
The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Three Months Ended June 30,
	2017	2016	% Change
Revenues	$5,760	$2,933	96.4%
Operating loss	(741)	(728)	(1.8)%
Operating margin	(12.9)%	(24.8)%
ODS segment revenue increased in the first quarter of fiscal 2018 from the first quarter of fiscal 2017 by $2.8 million. The increase in revenue in fiscal 2018 is primarily due to our transition to a distribution channel sales model migrating direct sales through our manufacturer representative agents. In addition, during the first quarter of fiscal 2018 ODS revenue grew as a result of our expanding manufacturer representative agencies and the continued ramp of sales through these agencies. The total manufacturer representative agencies increased from 27 to 48 agencies from the first quarter of fiscal 2017 to the first quarter of fiscal 2018.
ODS segment operating loss remained relatively flat in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The segment recognized $0.1 million in employee separation costs as part of our cost reduction initiatives which were offset by increased leverage of operating expenses as well as expanded lighting product margins.

Liquidity and Capital Resources
Overview
We had approximately $8.5 million in cash and cash equivalents as of June 30, 2017, compared to $17.3 million at March 31, 2017. Our cash position decreased during the quarter ended June 30, 2017 primarily as a result of our net loss, separation payments to terminated employees in conjunction with our management reorganization and cost reduction initiatives and the net repayment of $2.8 million on our revolving credit facility.
Our future liquidity needs are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost reduction initiatives, working capital management, capital expenditures, pending or future litigation results and cost containment measures. In addition, we tend to experience high working capital costs when we increase sales from existing levels. Based on our current expectations, while we anticipate realizing improved operating results during fiscal 2018, we also currently believe that we will experience negative working capital cash flows during some quarters of fiscal 2018.
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Operating activities	$(5,755)	$(2,315)
Investing activities	(224)	2,547
Financing activities	(2,843)	(1,614)
Increase (decrease) in cash and cash equivalents	$(8,822)	$(1,382)
Cash Flows Related to Operating Activities. Cash provided by or used in operating activities primarily consisted of a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, provisions for reserves, and the effect of changes in working capital and other activities.
Cash used in operating activities for the first quarter of fiscal 2018 was $5.8 million and consisted of a net loss adjusted for non-cash expense items of $5.6 million and net cash used by changes in operating assets and liabilities of $0.2 million. Cash used by changes in operating assets and liabilities consisted of a decrease of $2.0 million in accounts payable due to the timing of payments, a decrease in accrued expenses and other of $0.7 million primarily due to the timing of payment of commissions and lower accrued bonuses in the current fiscal year, an increase in deferred contract costs of $0.8 million due to the timing of project completions, and an increase in prepaid expenses and other assets of $0.2 million due to an increase in unbilled revenue related to the timing of customer billings. Cash provided by changes in operating assets and liabilities included a decrease of $2.1 million in accounts receivable due to the decline in sales and the timing of customer collections, a decrease in inventory of $1.2 million as a result of increased focus on inventory management in consideration of the lower sales volume, and an increase of $0.2 million in deferred revenue due to the timing of project completions.
Cash used in operating activities for the first quarter fiscal 2017 was $2.3 million and consisted of a net loss adjusted for non-cash expense items of $2.0 million and net cash used by changes in operating assets and liabilities of $0.3 million. Cash used by changes in operating assets and liabilities consisted of an increase of $1.8 million in accounts receivable due to the increase in lighting revenue and the timing of collections from customers at period end, a decrease in accounts payable of $1.5 million due to the timing of payments on balances from year end, a decrease of $0.3 million in accrued expenses due to the payment of a state tax liability offset by accrued project installation costs, and a decrease of $0.2 million in deferred contract costs due to the timing of project completions. Cash provided by changes in operating assets and liabilities included a decrease of $1.3 million in inventory due to Orion's continued inventory management efforts and reduced LED pricing and a decrease in prepaid and other assets of $2.2 million primarily due to the timing of project billings.
Cash Flows Related to Investing Activities. Cash used by investing activities was $0.2 million in the first three months of fiscal 2018 which consisted of purchases of property and equipment and additions to patents and licenses.
Cash provided by investing activities of $2.5 million in the first quarter fiscal 2017 consisted of $2.6 million of proceeds from the sale of our Manitowoc manufacturing facility partially offset by purchases of property and equipment.
Cash Flows Related to Financing Activities. Cash used in financing activities was $2.8 million for the first three months of fiscal 2018 was due almost entirely to the net repayment of our revolving credit facility.

Cash used in financing activities was $1.6 million for the first quarter fiscal 2017. This included $0.4 million of cash used for the repayment of long-term debt and net repayments on the revolving credit facility of $1.2 million.
Working Capital
Our net working capital as of June 30, 2017 was $16.9 million, consisting of $32.6 million in current assets and $15.7 million in current liabilities. Our net working capital as of March 31, 2017 was $25.5 million, consisting of $43.9 million in current assets and $18.4 in current liabilities. Our current accounts receivable balance decreased by $2.1 million from the fiscal 2017 year end due to the decline in sales and the timing of customer collections. Our inventory decreased from the fiscal 2017 year end by $1.3 million due to continued management of purchasing activities and inventory management initiatives. Our prepaid and other current assets increased by $0.2 million due to an increase in unbilled revenue related to the timing of customer billings. Our accounts payable decreased by $2.0 million due to the timing of purchases and payments during the quarter. Our accrued expenses decreased from our fiscal 2017 year end by $0.9 million due to the payment of commissions and a decrease in accrued bonuses in the current fiscal year.
We generally attempt to maintain at least a three month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
We have an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of June 30, 2017 our borrowing base was approximately $4.1 million. The Credit Facility has a maturity date of February 6, 2019 and includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2017, we had no outstanding letters of credit. Borrowings outstanding as of June 30, 2017, amounted to approximately $3.9 million and are included in non-current liabilities in the accompanying condensed consolidated balance sheet. We estimate that as of June 30, 2017, we were eligible to borrow an additional $0.2 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Subject in each case to our applicable borrowing base limitations, the Credit Agreement otherwise provides for a $15.0 million Credit Facility. This limit may increase to $20.0 million based on a borrowing base requirement, if we satisfy certain conditions. We did not meet the requirements to increase the borrowing limit to $20.0 million as of July 31, 2017, the most recent measurement date.
From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement requires that we maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of Orion’s stock, or pledge or dispose of assets. We were in compliance with its covenants in the Credit Agreement as of June 30, 2017.
Each of our subsidiaries is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of our and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of June 30, 2017, the interest rate was 4.30%. We must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
Capital Spending
Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.2 million and $0.1 million for the three-month periods ended June 30, 2017 and 2016, respectively. We plan to incur approximately $0.5 million in capital expenditures in fiscal 2018. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Backlog
Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog totaled $6.5 million and $7.3 million as of June 30, 2017 and March 31, 2017, respectively. We generally expect our backlog to be recognized as revenue within one year.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2017. For the three months ended June 30, 2017, there were no material changes in our accounting policies.
Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included elsewhere in this report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2017. There have been no material changes to such exposures since March 31, 2017.

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
As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017, we identified the following material weaknesses that existed as of March 31, 2017 and continued to exist at June 30, 2017. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the material weaknesses described above, in consultation with management, our Chief Executive Officer and Chief Financial Officer have concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2017 and June 30, 2017, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
For the year ended March 31, 2017 and subsequent interim periods, we enhanced our closing procedures to ensure that, in all material respects, our financial statements are presented in conformity with GAAP and free of material misstatement as of and for the periods ended March 31, 2017 and June 30, 2017.

Plans for Remediation of March 31, 2017 Material Weaknesses

Our Board, our Audit & Finance Committee and management have identified additional resources to assist in the remediation effort and are developing and implementing new processes, procedures and internal controls to remediate the material weakness that existed in our internal control over financial reporting as it related to project cost accounting and the accounting close, and our disclosure controls and procedures, as of March 31, 2017 and June 30, 2017.

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

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and:

•	Review and acceptance of completion of the remediation effort by executive management and the Audit & Finance Committee.

The following are steps we have taken or are in the process of taking toward the remediation plan:

•	Developed a regular method for the evaluation of actual project costs incurred against budgeted costs and for the communication of such costs and project status.

•	Revisited the method in which projects are reviewed and evaluated by the accounting department to ensure the accurate and timely recording of necessary adjustments.

•	Formalize and strengthen management review controls as they pertain to the accounting close.

•	Enhance documentation of policies and procedures related to project accounting, account reconciliations, and other key areas within the accounting close.

•	Provide training to key process owners.

•	Enhance information technology reporting capabilities, where possible, to ensure consistent, accurate data to support accounting close processes in a timely and efficient manner.

The Remediation Plan is being administered by our Chief Financial Officer and involves key leaders from across the organization. The Chief Financial Officer is providing regular updates on the status of the remediation to our Audit and Finance Committee. While progress has been made, there are additional controls that we need to continue to refine and implement, some existing controls may require further enhancement to prevent or detect a material misstatement in our financial statements, and additional training may need to be provided to our employees. These enhanced controls have not yet operated for a sufficient period of time to conclude they are operating effectively, therefore the material weakness may continue to exist.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the implementation of remediation efforts, as described above.

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
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which we filed with the SEC on June 13, 2017 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information about our repurchases of common stock in the quarter ended June 30, 2017 were as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1) (2)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	$—
May 1 to May 31	—	—	—	—
June 1 to June 30	1,230	1.28	—	$—
Total	1,230		—	—
______________________________

(1)	Represents shares of our common stock.

(2)
In prior years, we have issued loans to certain of our non-executive employees to purchase shares of our common stock. The loan program has been discontinued and new loans are no longer issued. As of March 31, 2017, $4,000 of such loans remained outstanding. During the quarter ended June 30, 2017, we entered into agreements with the counterparties to these loans. In exchange for the forgiveness of their outstanding loan balance, the employees returned their shares to us. As a result of this transaction, 1,230 shares were recorded within treasury stock and the loan balances have been eliminated.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a)Exhibits

10.1
Executive Employment and Severance Agreement, dated April 1, 2017, by and between Orion Energy Systems, Inc. and Michael J. Potts [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2017 (File No. 001-33887)]

10.2
Orion Energy Systems, Inc. Non-Employee Director Compensation Plan, updated and effective as of June 6, 2017 [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2017 (File No. 001-33887)]

10.3
Executive Employment and Severance Agreement, dated as of June 8, 2017, by and between Orion Energy Systems, Inc. and Michael W. Altschaefl [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2017 (File No. 001-33887)]

10.4
Mutual Termination and Severance Agreement and Complete and Permanent Release of All Claims, dated June 8, 2017, by and between Orion Energy Systems, Inc. and John H. Scribante [Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2017 (File No. 001-33887)]

10.5
Letter Agreement effective June 13, 2017 between Orion and William T. Hull [Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2017 (File No. 001-33887)]

10.6
Mutual Retirement and Severance Agreement and Complete and Permanent Release of All Claims, dated June 30, 2017. by and between Orion Energy Systems, Inc. and Michael J. Potts [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2017 (File No. 001-33887)]

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2017.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Exhibit Index to Form 10-Q for the Period Ended June 30, 2017

10.1
Executive Employment and Severance Agreement, dated April 1, 2017, by and between Orion Energy Systems, Inc. and Michael J. Potts [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2017 (File No. 001-33887)]

10.2
Orion Energy Systems, Inc. Non-Employee Director Compensation Plan, updated and effective as of June 6, 2017 [Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2017 (File No. 001-33887)]

10.3
Executive Employment and Severance Agreement, dated as of June 8, 2017, by and between Orion Energy Systems, Inc. and Michael W. Altschaefl [Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2017 (File No. 001-33887)]

10.4
Mutual Termination and Severance Agreement and Complete and Permanent Release of All Claims, dated June 8, 2017, by and between Orion Energy Systems, Inc. and John H. Scribante [Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2017 (File No. 001-33887)]

10.5
Letter Agreement effective June 13, 2017 between Orion and William T. Hull [Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2017 (File No. 001-33887)]

10.6
Mutual Retirement and Severance Agreement and Complete and Permanent Release of All Claims, dated June 30, 2017. by and between Orion Energy Systems, Inc. and Michael J. Potts [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2017 (File No. 001-33887)]

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