Form 10-Q
period 2017-09-30
ORION ENERGY SYSTEMS, INC.
filed 2017-11-02
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

There were 28,910,068 shares of the Registrant’s common stock outstanding on October 27, 2017.

ORION ENERGY SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2017	March 31, 2017
Assets
Cash and cash equivalents	$8,671	$17,307
Accounts receivable, net	8,141	9,171
Inventories, net	9,310	13,593
Deferred contract costs	185	935
Prepaid expenses and other current assets	1,766	2,877
Total current assets	28,073	43,883
Property and equipment, net	13,367	13,786
Other intangible assets, net	3,203	4,207
Other long-term assets	125	175
Total assets	$44,768	$62,051
Liabilities and Shareholders’ Equity
Accounts payable	$7,840	$11,635
Accrued expenses and other	5,453	5,988
Deferred revenue, current	849	621
Current maturities of long-term debt	86	152
Total current liabilities	14,228	18,396
Revolving credit facility	3,083	6,629
Long-term debt, less current maturities	144	190
Deferred revenue, long-term	952	944
Other long-term liabilities	541	442
Total liabilities	18,948	26,601
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2017 and March 31, 2017; no shares issued and outstanding at September 30, 2017 and March 31, 2017	—	—
Common stock, no par value: Shares authorized: 200,000,000 at September 30, 2017 and March 31, 2017; shares issued: 38,314,390 at September 30, 2017 and 37,747,227 at March 31, 2017; shares outstanding: 28,880,987 at September 30, 2017 and 28,317,490 at March 31, 2017	—	—
Additional paid-in capital	154,506	153,901
Treasury stock, common shares: 9,433,403 at September 30, 2017 and 9,429,737 at March 31, 2017	(36,087)	(36,081)
Shareholder notes receivable	—	(4)
Retained deficit	(92,599)	(82,366)
Total shareholders’ equity	25,820	35,450
Total liabilities and shareholders’ equity	$44,768	$62,051
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Product revenue	$14,109	$17,675	$25,890	$33,027
Service revenue	1,313	995	2,090	1,277
Total revenue	15,422	18,670	27,980	34,304
Cost of product revenue	10,593	11,752	19,406	23,171
Cost of service revenue	1,208	674	2,243	863
Total cost of revenue	11,801	12,426	21,649	24,034
Gross profit	3,621	6,244	6,331	10,270
Operating expenses:
General and administrative	3,157	3,598	8,491	7,499
Impairment of intangible assets	710	—	710	—
Sales and marketing	2,906	3,125	6,260	6,020
Research and development	380	517	904	998
Total operating expenses	7,153	7,240	16,365	14,517
Loss from operations	(3,532)	(996)	(10,034)	(4,247)
Other income (expense):
Other income	—	90	—	190
Interest expense	(139)	(68)	(206)	(138)
Interest income	3	14	7	24
Total other (expense) income	(136)	36	(199)	76
Loss before income tax	(3,668)	(960)	(10,233)	(4,171)
Income tax expense (benefit)	—	10	—	(261)
Net loss	$(3,668)	$(970)	$(10,233)	$(3,910)
Basic net loss per share attributable to common shareholders	$(0.13)	$(0.03)	$(0.36)	$(0.14)
Weighted-average common shares outstanding	28,834,868	28,171,899	28,646,188	28,029,526
Diluted net loss per share	$(0.13)	$(0.03)	$(0.36)	$(0.14)
Weighted-average common shares and share equivalents outstanding	28,834,868	28,171,899	28,646,188	28,029,526
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(10,233)	$(3,910)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	701	755
Amortization	324	482
Stock-based compensation	618	868
Impairment of intangible assets	710	—
Provision for inventory reserves	301	443
Provision for bad debts	21	67
Other	12	112
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	1,014	(1,320)
Inventories	3,981	(426)
Deferred contract costs	751	(356)
Prepaid expenses and other assets	1,156	3,813
Accounts payable	(3,816)	667
Accrued expenses and other	(438)	(880)
Deferred revenue, current and long-term	237	319
Net cash (used in) provided by operating activities	(4,661)	634
Investing activities
Purchases of property and equipment	(283)	(226)
Additions to patents and licenses	(30)	(213)
Proceeds from sales of property, plant and equipment	—	2,600
Net cash (used in) provided by investing activities	(313)	2,161
Financing activities
Payment of long-term debt and capital leases	(111)	(743)
Proceeds from revolving credit facility	34,176	41,211
Payment of revolving credit facility	(37,722)	(40,071)
Payments to settle employee tax withholdings on stock-based compensation	(8)	(4)
Net proceeds from employee equity exercises	3	4
Net cash (used in) provided by financing activities	(3,662)	397
Net (decrease) increase in cash and cash equivalents	(8,636)	3,192
Cash and cash equivalents at beginning of period	17,307	15,542
Cash and cash equivalents at end of period	$8,671	$18,734
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence, allowance for doubtful accounts, accruals for warranty and loss contingencies, impairments, income taxes and certain equity transactions. Accordingly, actual results could differ from those estimates.
Concentration of Credit Risk and Other Risks and Uncertainties
Orion's cash is deposited with two financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three and six months ended September 30, 2017 and 2016, no supplier accounted for more than 10% of total cost of revenue.

For the three months ended September 30, 2017, one customer accounted for 13.7% of total revenue. For the six months ended September 30, 2017, one customer accounted for 11.9% of total revenue. For the three and six months ended September 30, 2016, no customer accounted for more than 10% of revenue.
As of September 30, 2017, no customer accounted for more than 10% of accounts receivable. As of March 31, 2017, one customer accounted for 11.6% of accounts receivable.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue as control of the goods or services is transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In addition, the ASU requires enhanced and expanded financial statement disclosures. Since the issuance of this ASU, the FASB has issued further ASU’s to provide additional guidance and clarification as to the application of ASU 2014-09 and delaying its original effective date. The ASU allows companies to elect either a full retrospective or modified retrospective approach to adoption.
Orion will adopt ASU 2014-09 and the related updates with their effective date on April 1, 2018 (“ASC 606”). To date, Orion has identified that it has four different revenue streams that will require evaluation as to what, if any, changes will be necessary under ASC 606 as compared to legacy accounting guidance. These revenue streams are (a) material only sales that are shipped to customers from Orion’s plant or directly from Orion’s vendors, (b) contracts that involve a combination of material and installation services and (c) contracts entered into under the Company’s legacy solar business. The Company also has revenue from contracts that involve a combination of material and installation services where Orion also provides a financing arrangement to the customer. These contracts are currently accounted for as leases under the provisions of Topic 840, Leases; such transactions are excluded from the scope of ASU 2014-09. Therefore, we do not anticipate our accounting for these matters will change on April 1, 2018.
The Company continues to review the provisions of these standards against its customer contracts, including evaluating and identifying distinct performance obligations and variable consideration in the form of customer rebates. The Company has selected a representative sample of customer contracts from each of its major revenue streams and is in the process of evaluating these contracts against the standards to determine any impact on the timing, measurement or presentation of revenue recognition.
The Company is identifying the necessary changes in its ongoing process for the review of new customer contracts and the identification of key terms impacting revenue recognition. The Company is also evaluating the necessary changes to its systems, revenue related processes and controls as a result of the new standard, including the related footnote disclosures. Under ASU 2014-09 incremental contract costs, including sales commissions, may be required to be capitalized and expensed over the period these costs are recovered. Although Orion incurs commission costs, its contracts are typically completed within one year. As such, the Company will elect to apply the practical expedient for contract costs recovered within one year and will continue to recognize commissions immediately. Orion currently plans to elect the modified retrospective adoption method but continues to evaluate both of the available transition methods.
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

NOTE 3 — ACCOUNTS RECEIVABLE
Orion's accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	September 30, 2017	March 31, 2017
Accounts receivable, gross	$8,305	$9,315
Allowance for doubtful accounts	(164)	(144)
Accounts receivable, net	$8,141	$9,171

NOTE 4 — INVENTORIES
As of September 30, 2017 and March 31, 2017, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Reserve	Net
As of September 30, 2017
Raw materials and components	$6,578	$(1,468)	$5,110
Work in process	1,334	(351)	983
Finished goods	4,678	(1,461)	3,217
Total	$12,590	$(3,280)	$9,310

As of March 31, 2017
Raw materials and components	$8,104	$(1,807)	$6,297
Work in process	1,918	(329)	1,589
Finished goods	7,044	(1,337)	5,707
Total	$17,066	$(3,473)	$13,593

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following (dollars in thousands):

	September 30, 2017	March 31, 2017
Unbilled accounts receivable	$1,202	$2,226
Other prepaid expenses	564	651
Total	$1,766	$2,877

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following (dollars in thousands):

	September 30, 2017	March 31, 2017
Land and land improvements	$424	$424
Buildings and building improvements	9,245	9,245
Furniture, fixtures and office equipment	7,058	7,056
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	11,795	11,627
Construction in progress	132	61
	33,975	33,734
Less: accumulated depreciation and amortization	(20,608)	(19,948)
Property and equipment, net	$13,367	$13,786
As a result of lower than anticipated operating results in the first half of fiscal 2018, Orion revised its full year fiscal 2018 forecast. As such, a triggering event occurred requiring the Company to evaluate its long-lived assets for impairment. Due to the central nature of its operations, Orion’s tangible and intangible definite-lived assets support its full operations, are utilized by all three of its reportable segments, and do not generate separately identifiable cash flows. As such, these assets together represent a single asset group. In reviewing the asset group for impairment, Orion elected to bypass the qualitative impairment assessment and went directly to performing the Step 1 recoverability test. The Company performed the Step 1 recoverability test for the asset group comparing its carrying value to the group’s expected future undiscounted cash flows. The Company concluded that the undiscounted cash flows of the definite lived asset group exceeded its carrying value. As such the asset group was deemed recoverable and no impairment was recorded.
During the six months ended September 30, 2017, the Company began pursuing the potential sale and leaseback of its Tech Center building located in Manitowoc, Wisconsin. The Tech Center building houses Orion's corporate offices. Due to the expected leaseback of more than a minor portion of the facility, it does not meet the criteria to be classified as held for sale as of September 30, 2017. Orion assessed the impact of the potential sale and leaseback of the facility on its carrying value by as of September 30, 2017 by performing a probability weighted cashflow analysis (a Level 3 fair value measure). As a result of this analysis, and based on the assumptions used, including management’s best estimate of the potential sales price, future rent expense, sublease income, and the probability of various scenarios under consideration, the Company concluded that the asset is not impaired as of September 30, 2017.
Equipment included above under capital leases was as follows (dollars in thousands):

	September 30, 2017	March 31, 2017
Equipment	$581	$581
Less: accumulated depreciation and amortization	(273)	(202)
Equipment, net	$308	$379
Orion recorded depreciation expense of $0.3 and $0.7 million for the three and six months ended September 30, 2017, respectively, and $0.4 and $0.8 million for the three and six months ended September 30, 2016, respectively.

NOTE 7 — INTANGIBLE ASSETS
The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	September 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,689	$(1,291)	$1,398	$2,658	$(1,211)	$1,447
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,005	—	1,005	1,715	—	1,715
Customer relationships	3,600	(3,209)	391	3,600	(3,054)	546
Developed technology	900	(506)	394	900	(426)	474
Non-competition agreements	100	(85)	15	100	(75)	25
Total	$8,352	$(5,149)	$3,203	$9,031	$(4,824)	$4,207
As a result of lower than anticipated operating results in the first half of fiscal 2018, Orion revised its full year fiscal 2018 forecast. As such, a triggering event occurred requiring the Company to evaluate its long-lived assets for impairment. As such Orion performed a quantitative impairment review of its indefinite lived intangible assets related to the Harris trade name applying the royalty replacement method to determine the asset’s fair value as of September 30, 2017. Under the royalty replacement method, the fair value of the Harris tradename was determined based on a market participant’s view of the royalty that would be paid to license the right to use the tradename. This quantitative analysis incorporated several assumptions including forecasted future revenues and cash flows, estimated royalty rate, based on similar licensing transactions and market royalty rates, and discount rate, which incorporates assumptions such as weighted-average cost of capital and risk premium. As a result of this impairment test, the carrying value of the Harris trade name exceeded its estimated fair value and an impairment of $0.7 million was recorded to Impairment of intangible assets during the quarter ended September 30, 2017 to reduce the asset’s carrying value to its calculated fair value. This fair value determination was categorized as Level 3 in the fair value hierarchy.
As discussed in Note 6, Orion’s definite-lived intangible assets are part of a broader asset group which was also reviewed for impairment. See Note 6 for further discussion.
Amortization expense on intangible assets was $0.2 million for both the three months ended September 30, 2017 and 2016.
Amortization expense on intangible assets was $0.3 and $0.5 million for the six months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, the weighted average remaining useful life of intangible assets was 5.79 years.
The estimated amortization expense for the next five years and beyond is shown below (dollars in thousands):

Fiscal 2018 (period remaining)	$299
Fiscal 2019	448
Fiscal 2020	362
Fiscal 2021	288
Fiscal 2022	190
Fiscal 2023	166
Thereafter	445
Total	$2,198

NOTE 8 — OTHER LONG-TERM ASSETS
Other long-term assets include the following (dollars in thousands):

	September 30, 2017	March 31, 2017
Security deposits	$66	$117
Other	59	58
Total	$125	$175

NOTE 9 — ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other include the following (dollars in thousands):

	September 30, 2017	March 31, 2017
Compensation and benefits	$1,818	$2,431
Sales tax	281	213
Contract costs	398	223
Legal and professional fees	1,997	2,262
Warranty	446	449
Other accruals	513	410
Total	$5,453	$5,988
Other long-term liabilities includes the following (dollars in thousands):

	September 30, 2017	March 31, 2017
Warranty	$293	$310
Medical benefits	135	—
Unrecognized tax benefits	113	113
Other	—	19
Total	$541	$442
Orion generally offers a limited warranty of one to ten years on its lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, chips, drivers and ballasts, which are significant components in Orion's lighting products.
Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Beginning of period	$781	$1,038	$759	$864
Provision to product cost of revenue	(40)	77	(15)	251
Charges	(2)	(1)	(5)	(1)
End of period	$739	$1,114	$739	$1,114

NOTE 10 — NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

For the three and six months ended September 30, 2017 and 2016, Orion was in a net loss position; therefore, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net loss per common share is calculated based upon the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss (in thousands)	$(3,668)	$(970)	$(10,233)	$(3,910)
Denominator:
Weighted-average common shares outstanding	28,834,868	28,171,899	28,646,188	28,029,526
Weighted-average common shares and common share equivalents outstanding	28,834,868	28,171,899	28,646,188	28,029,526
Net loss per common share:
Basic	$(0.13)	$(0.03)	$(0.36)	$(0.14)
Diluted	$(0.13)	$(0.03)	$(0.36)	$(0.14)
The following table indicates the number of potentially dilutive securities excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive. The number of shares are as of the end of each period:

	September 30, 2017	September 30, 2016
Common stock options	993,011	1,942,446
Restricted shares	1,536,506	1,723,920
Total	2,529,517	3,666,366

NOTE 11 — RELATED PARTY TRANSACTIONS
During the three and six months ended September 30, 2017, Orion incurred a de minimis amount for consulting services provided by a member of its Board of Directors. During the three and six months ended September 30, 2016, Orion purchased goods and services from an entity in the amount of approximately twenty-five thousand and thirty-two thousand dollars, respectively, at which time a director of Orion served as a minority owner and as the president and chairman of the board of directors of the entity.

NOTE 12 — LONG-TERM DEBT
Long-term debt consisted of the following (dollars in thousands):

	September 30, 2017	March 31, 2017
Revolving credit facility	$3,083	$6,629
Equipment lease obligations	224	321
Customer equipment finance notes payable	6	7
Other long-term debt	—	14
Total long-term debt	3,313	6,971
Less current maturities	(86)	(152)
Long-term debt, less current maturities	$3,227	$6,819
Revolving Credit Agreement
Orion has an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of September 30, 2017, Orion's borrowing base was approximately $3.2 million. The Credit Facility has a maturity date of February 6, 2019 and includes a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2017, Orion had no outstanding letters of credit. Borrowings outstanding as of September 30, 2017, amounted to approximately $3.1 million and are included in non-current liabilities in the accompanying condensed consolidated balance sheet. Orion estimates that as of September 30, 2017, it was eligible to borrow an additional $0.1 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
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
From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement requires that Orion maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on Orion’s stock, redeem or repurchase shares of Orion’s stock, or pledge or dispose of assets. Orion was in compliance with its covenants in the Credit Agreement as of September 30, 2017.
Each subsidiary of Orion is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of September 30, 2017, the interest rate was 4.33%. Orion must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
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
NOTE 13 — INCOME TAXES
The income tax provision for the three months ended September 30, 2017 was determined by applying an estimated annual effective tax rate of 0.0% to loss before income tax. The estimated effective tax rate for the three month period ended September 30, 2016 was (1.0)%. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits.
The income tax provision for the six months ended September 30, 2017 was determined by applying an estimated annual effective tax rate of 0.0% to loss before income tax. The estimated effective tax rate for the six month period ended September 30, 2016 was (0.5)%. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits.
Orion is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options (NQSOs) over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return.
As of September 30, 2017, Orion had federal net operating loss carryforwards of approximately $78.0 million. Orion also has state net operating loss carryforwards of approximately $67.1 million. Orion also had federal tax credit carryforwards of approximately $1.4 million and state tax credits of $0.7 million. Orion's net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2020 and 2038. As of September 30, 2017, Orion had recorded a valuation allowance of $35.5 million equaling the net deferred tax asset due to the uncertainty of its realizable value in the future. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Uncertain Tax Positions
As of September 30, 2017, the balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would reduce Orion’s effective tax rate if recognized.
Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits.

NOTE 14 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under operating leases was $0.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.3 million for the six months ended September 30, 2017 and 2016, respectively.
On April 28, 2017, Orion renewed the lease for its Jacksonville, Florida office space for an additional three-year term with annual rent expense of approximately $0.1 million.
On March 31, 2016, Orion entered into a purchase and sale agreement ("Agreement") with a third party to sell and leaseback Orion's manufacturing and distribution facility for gross cash proceeds of $2.6 million. The transaction closed on June 30, 2016.
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
On August 25, 2016, the Chief Judge of the United States District Court for the Eastern District of Wisconsin (Green Bay Division) dismissed all claims against Orion brought by the plaintiff, including his claims that Orion had allegedly breached the plaintiff’s employment agreement and had allegedly violated the plaintiff's whistleblower rights. On September 22, 2016, the plaintiff filed an appeal to the United States Court of Appeals challenging the judgment rendered on August 25, 2016. After the court-mandated mediation was unsuccessful, the plaintiff moved forward with his appeal focusing only on the District Court's dismissal of his whistleblower claims. The oral arguments for the appeal were held on September 27, 2017.
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
During the three months ended September 30, 2017, Orion was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017.   Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated balance sheet, statements of operations, or liquidity.

NOTE 15 — SHAREHOLDERS’ EQUITY
Employee Stock Purchase Plan
In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. Orion had the following shares issued from treasury during the six months ended September 30, 2017.

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2017	2,150	$1.28
Quarter Ended September 30, 2017	2,681	$1.12
Total issued in fiscal 2018	4,831	$1.12 - 1.28
In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. The loan program has been discontinued and new loans are no longer issued. As of March 31, 2017, four thousand dollars of such loans remained outstanding and were reflected on Orion’s balance sheet as a contra-equity account. During the six months ended September 30, 2017, Orion entered into agreements with the counterparties to these loans. In exchange for the forgiveness of their outstanding loan balance, the employees returned their shares to Orion. As a result of this transaction, 1,230 shares were recorded within treasury stock and the loan balances were eliminated.
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
The following amounts of stock-based compensation were recorded (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Cost of product revenue	$4	$9	$10	$23
General and administrative	250	485	517	752
Sales and marketing	38	21	79	52
Research and development	6	24	12	41
Total	$298	$539	$618	$868

During the first half of fiscal 2018, Orion had the following activity related to its stock based compensation:

	Restricted Shares	Stock Options
Balance at March 31, 2017	1,704,543	1,520,953
Awards granted	669,272	—
Awards vested	(559,916)	—
Awards forfeited	(277,393)	(527,942)
Awards outstanding at September 30, 2017	1,536,506	993,011
Per share price on grant date	$0.97 - $1.95	—
As of September 30, 2017, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.2 years, was approximately $1.8 million.

NOTE 17 — SEGMENTS
Orion has the following business segments: Orion U.S. Markets Division ("USM"), Orion Engineered Services Division ("OES") and Orion Distribution Services Division ("ODS"). The accounting policies are the same for each business segment as they are on a consolidated basis.
Orion U.S. Markets Division ("USM")
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. A significant portion of the historic sales of this division have migrated to distribution channel sales as a result of the implementation of Orion’s agent distribution strategy. The migrated sales are included in Orion's ODS Division.
Orion Engineered Systems Division ("OES")
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.
Orion Distribution Services Division ("ODS")
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment is expanding as a result of increased sales through distributors as Orion continues to develop its agent distribution strategy. This expansion includes the migration of customers from direct sales previously included in the USM division.
Corporate and Other
Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Segments:
Orion U.S. Markets	$2,830	$5,192	$(918)	$263
Orion Engineered Systems	6,133	6,975	(1,185)	(116)
Orion Distribution Services	6,459	6,503	(47)	441
Corporate and Other	—	—	(1,382)	(1,584)
	$15,422	$18,670	$(3,532)	$(996)

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Segments:
Orion U.S. Markets	$4,220	$11,094	$(2,450)	$191
Orion Engineered Systems	11,541	13,774	(3,076)	(796)
Orion Distribution Services	12,219	9,436	(788)	(361)
Corporate and Other	—	—	(3,720)	(3,281)
	$27,980	$34,304	$(10,034)	$(4,247)

NOTE 18 — REORGANIZATION OF BUSINESS
During the six months ended September 30, 2017, Orion implemented a reorganization and targeted cost savings plan. As a result, the Company entered into separation agreements with 20 employees and recognized $0.1 million and $2.0 million during the three and six months ended September 30, 2017, respectively, of restructuring expense consisting of severance, outplacement services, and continued medical benefits for terminated employees for a limited post-employment period. The restructuring expense for the three and six months ended September 30, 2017 is reflected within Orion’s condensed statement of operations as follows (dollars in thousands):

	Three Months Ended September 30,	Six Months Ended September 30,
	2017	2017
Cost of product revenue	$—	$40
General and administrative	48	1,815
Sales and marketing	86	183
Total	$134	$2,038

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Three Months Ended September 30,	Six Months Ended September 30,
	2017	2017
Orion Distribution Systems	$14	$89
Corporate and Other	120	1,949
Total	$134	$2,038

The Company recorded no restructuring expense to the Orion U.S. Markets or Orion Engineered Systems segments.
The following table displays a rollforward of the reorganization of business accruals established for employee separation costs from March 31, 2017 to September 30, 2017 (dollars in thousands):

	March 31, 2017	Additions	Amounts Used	September 30, 2017
Employee separation costs	$—	$1,897	$(1,530)	$367
Post-employment medical benefits (1)	—	141	(1)	140
Total	$—	$2,038	$(1,531)	$507

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

The remaining accrual of $0.4 million for employee separation costs is expected to be paid within the next twelve months.
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
On June 30, 2017, Mike Potts decided to retire as our Chief Risk Officer and Executive Vice President effective as of August 30, 2017. Mr. Potts continues to serve as a member of our Board of Directors and will continue to provide consulting services to the Company.
Our market and product strategies have not changed. We have renewed our focus on execution, including a reduction in our cost structure. Our restructured management team has developed a plan to achieve breakeven earnings (excluding employee separation costs) before interest, taxes, depreciation, and amortization, or EBITDA, no later than the fourth quarter of fiscal 2018 through the implementation of the following cost reduction measures:

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

We now believe the above cost reduction plan will result in annualized cost savings of approximately $4.0 to $4.5 million, an increase of $0.5 million from our prior estimate. These cost reductions, coupled with our renewed focus on sales channel execution, will help to drive revenue growth and accelerate our path to profitability.
During the first six months of 2018, we executed on the majority of these plans entering into separation agreements with twenty employees and recognizing $0.1 million and $2.0 million for the three and six months ended September 30, 2017, respectively, in employee separation related costs. The restructuring expense for the three and six months ended September 30, 2017 is reflected within Orion’s condensed statement of operations as follows (dollars in thousands):

	Three Months Ended September 30,	Six Months Ended September 30,
	2017	2017
Cost of product revenue	$—	$40
General and administrative	48	1,815
Sales and marketing	86	183
Total	$134	$2,038
Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Three Months Ended September 30,	Six Months Ended September 30,
	2017	2017
Orion Distribution Systems	$14	$89
Corporate and Other	120	1,949
Total	$134	$2,038
The Company recorded no restructuring expense to the Orion U.S. Markets or Orion Engineered Systems segments.
Cash payments for employee separation costs in connection with the reorganization of business plans were $0.2 million and $1.5 million for the three and six months ended September 30, 2017. The remaining reorganization of business accruals as of September 30, 2017 were $0.5 million, of which $0.4 million relates to employee separation costs that are expected to be paid within one year. The remaining accrual of $0.1 million represents post-retirement medical benefits for one employee which will be paid over several years.
Impairment of Intangible Assets
During the quarter ended September 30, 2017, we reviewed our definite and indefinite lived assets for impairment as a result of our lower than anticipated operating results and recent forecast revisions. As a result of these assessments, we determined that the carrying value of our indefinite lived intangible asset related to the Harris trade name exceeded the asset’s fair value. As a result, we recorded an impairment charge of $0.7 million within Impairment of intangible assets in the condensed statements of operations during the three months ended September 30, 2017. A change in these assumptions or a change in circumstances could result in an impairment charge in a future period.
Potential Sale and Leaseback
During the first quarter of fiscal 2018, we began pursuing the potential sale and leaseback of our Tech Center building located in Manitowoc, Wisconsin. This facility houses our corporate offices. Due to the expected leaseback of more than a minor portion of the facility, it does not meet the criteria to be classified as held for sale as of September 30, 2017. We assessed the impact of the potential sale leaseback on the carrying value of the facility as of September 30, 2017 by performing a probability weighted cashflow analysis. As a result of this analysis, and based on the assumptions used, including management’s best estimate of the potential sales price, future rent expense, sublease income, and the probability of various scenarios under consideration, we concluded that the asset is not impaired as of September 30, 2017. A change in these assumptions or a change in circumstances could result in an impairment charge in a future period.
Fiscal 2018 Outlook
Despite lower than anticipated results for the three and the six months ended September 30, 2017, we remain optimistic about our near-term and long-term financial performance. We remain confident in the value, performance, and return on investment of our lighting products. We believe that customer purchases of LED lighting systems will continue to increase in the near-term as expected improvements in LED performance and expected decreases in LED product costs make our LED products even more economically compelling to our customers.
Our near-term optimism is based upon: (i) our efforts to expand our distribution services customer base; (ii) our intentions to continue to selectively expand our sales force; (iii) our investments into new high-performance LED industrial lighting fixtures (iv) recent and planned new product introductions; and (v) our efforts to improve our gross margin as a result of focused inventory management, our cost containment initiatives and the development of higher-performance LED products.
Our long-term optimism is based upon the factors below which we believe will directly or indirectly drive customer spending on LED lighting systems or will improve the profitability of our operations:

•	The considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, manufacturing, healthcare, government and retail markets;

•	The continued development of our new higher margin products and product enhancements, including our new LED product offerings;

•	Our efforts to expand our channels of distribution;

•	Our cost reduction initiatives which have included significant changes to our manufacturing operations to increase our flexibility and lower our cost structure;

•	LED adoption continues to grow in all sectors;

•	Commercial and industrial economic sentiment is strengthening;

•	Utility incentives continue to be available and are increasing as a percent of project costs in many areas;

•	Prospects of tax regulatory reform are encouraging;

•	Capital spending is increasing;

•	Business profits are increasing; and

•	Consumer spending remains strong.
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
Given our first half performance combined with known and expected future orders, we now anticipate fiscal 2018 full-year revenues will be flat relative to fiscal 2017 revenues. While we expect revenue delayed by storm related events in the first half of the year to be realized in the second half, we revised downward our fiscal 2018 full-year revenue forecast during the second quarter primarily due to it taking longer than anticipated for our new agency and distributor network to achieve revenue generation expectations. We expect our revenues to increase during the last six months of fiscal 2018, when compared to the last six months of fiscal 2017, based on increased sales to our major and national accounts, the anticipated timing of significant turnkey projects with our long standing automotive customers, increasing sales of our newly introduced and higher-margin LED high bay products and increased utilization of our manufacturing facility.

Results of Operations - Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016
The following table sets forth the line items of our condensed consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended September 30,
	2017	2016		2017	2016
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$14,109	$17,675	(20.2)%	91.5%	94.7%
Service revenue	1,313	995	32.0%	8.5%	5.3%
Total revenue	15,422	18,670	(17.4)%	100.0%	100.0%
Cost of product revenue	10,593	11,752	(9.9)%	68.7%	63.0%
Cost of service revenue	1,208	674	79.2%	7.8%	3.6%
Total cost of revenue	11,801	12,426	(5.0)%	76.5%	66.6%
Gross profit	3,621	6,244	(42.0)%	23.5%	33.4%
General and administrative expenses	3,157	3,598	(12.3)%	20.5%	19.3%
Impairment of intangible assets	710	—	NM	4.6%	—%
Sales and marketing expenses	2,906	3,125	(7.0)%	18.8%	16.7%
Research and development expenses	380	517	(26.5)%	2.5%	2.7%
Loss from operations	(3,532)	(996)	(254.6)%	(22.9)%	(5.3)%
Other income	—	90	NM	—%	0.5%
Interest expense	(139)	(68)	(104.4)%	(0.9)%	(0.4)%
Interest income	3	14	(78.6)%	—%	0.1%
Loss before income tax	(3,668)	(960)	(282.1)%	(23.8)%	(5.1)%
Income tax expense	—	10	NM	—%	0.1%
Net loss	$(3,668)	$(970)	(278.1)%	(23.8)%	(5.2)%

*NM - Not Meaningful
Revenue. Product revenue decreased 20.2%, or $3.6 million, for the second quarter of fiscal 2018 versus the second quarter of fiscal 2017. The decrease in product revenue was primarily the result of the continued decline in flourescent product sales, $2.0 million quarter over quarter, and a decrease of $1.4 million in LED lighting revenue. LED lighting revenue decreased by 10.0% from $14.1 million in the second quarter of fiscal 2017 to $12.7 million in the second quarter of fiscal 2018 primarily as a result of the timing of purchases by our direct customers. Service revenue increased 32.0%, or $0.3 million, due to the timing of completion of installations in the second quarter of fiscal 2018 when compared to the second quarter of fiscal 2017. Total revenue decreased by 17.4%, or $3.3 million, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue decreased 9.9%, or $1.2 million in the second quarter of fiscal 2018 versus the comparable period in fiscal 2017 primarily due to the decline in sales, partially offset by lower overhead absorption compared to the prior year period. Cost of service revenue increased 79.2%, or $0.5 million in the second quarter of fiscal 2018 versus the comparable period in fiscal 2017 primarily due to significant costs incurred on a large installation project and the timing of project completions. Gross margin decreased from 33.4% of revenue in the second quarter of fiscal 2017 to 23.5% in the second quarter of fiscal 2018. Our product gross margin decreased from 33.5% to 24.9% period over period primarily as a result of under-absorption within our manufacturing facility and an increase in sales of products sourced from third party manufacturers. Our service gross margin was negatively impacted by increased delivery costs on large turnkey projects.
Operating Expenses
General and Administrative. General and administrative expenses decreased 12.3%, or $0.4 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, primarily due to a decrease in stock compensation expense and wages as a result of headcount and salary reductions.
Impairment of Intangible Assets. During the three months ended September 30, 2017, we performed a review of our definite and indefinite-lived tangible and intangible assets for impairment. In conjunction with this review, we determined that the carrying value of our Harris trade name exceeded its fair value. As a result, we recorded an impairment charge of $0.7 million during the three months ended September 30, 2017.

Sales and Marketing. Sales and marketing expenses decreased 7.0%, or $0.2 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The decrease quarter over quarter was primarily due to reduced consulting and professional fees related to special events and field sales, partially offset by additional resources focusing on additional sales activities.
Research and Development. Research and development expenses decreased by 26.5% or $0.1 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 primarily due to decreased testing and supply costs.
Interest Expense. Interest expense in the second quarter of fiscal 2018 increased by 104.4%, or $0.1 million from the second quarter of fiscal 2017. The increase in interest expense was due to increased third party financing costs.
Interest Income. Interest income in the second quarter of fiscal 2018 decreased by 78.6%, or eleven thousand dollars, from the second quarter of fiscal 2017. Our interest income decreased as a result of the continued run-off of legacy customer financed projects.
Income Taxes. We incurred no income tax expense in the second quarter of fiscal 2018 as a result of our operating losses. Our normal income tax expense is due primarily to minimum state tax liabilities.

Orion U.S. Markets Division
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. A significant portion of the historic sales of this division have migrated to distribution channel sales as a result of the implementation of Orion’s agent distribution strategy. The migrated sales are included in Orion's ODS Division.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended September 30,
	2017	2016	% Change
Revenues	$2,830	$5,192	(45.5)%
Operating (loss) income	$(918)	$263	NM
Operating margin	(32.4)%	5.1%
USM segment revenue decreased from the second quarter of fiscal 2017 by 45.5%, or $2.4 million. The decrease in revenue during the second quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was due to a decline in sales to large direct customers.
The USM segment realized an operating loss in the second quarter of fiscal 2018 of $0.9 million as compared to operating income of $0.3 million during the second quarter of fiscal 2017. The decline in the segment’s operating results is primarily due to the significant decline in sales period over period resulting in lost operating expense leverage and an intangible asset impairment in the second quarter of fiscal 2018 of $0.2 million.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Three Months Ended September 30,
	2017	2016	% Change
Revenues	$6,133	$6,975	(12.1)%
Operating loss	$(1,185)	$(116)	NM
Operating margin	(19.3)%	(1.7)%

OES revenue decreased in the second quarter of fiscal 2018 by 12.1%, or $0.8 million, compared to the second quarter of fiscal 2017 primarily as a result of the timing of delivery of our turnkey projects and reduced florescent purchases by a large retail customer.
OES segment operating loss in the second quarter of fiscal 2018 increased by $0.7 million from the second quarter of fiscal 2017. The segment’s operating loss is the result of the decline in sales resulting in lost operating expense leverage and an intangible asset impairment in the second quarter of fiscal 2018 of $0.5 million.
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment is expanding as a result of increased sales through distributors as Orion continues to develop its agent distribution strategy. This expansion includes the migration of customers from direct sales previously included in the USM division.
The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Three Months Ended September 30,
	2017	2016	% Change
Revenues	$6,459	$6,503	(0.7)%
Operating (loss) income	(47)	441	(110.7)%
Operating margin	(0.7)%	6.8%
ODS segment revenue remained relatively flat in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The total number of manufacturer representative agencies increased from 27 to approximately 50 agencies from the second quarter of fiscal 2017 to the second quarter of fiscal 2018.
The ODS segment’s operating results decreased $0.6 million during the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017. The segment recognized fourteen thousand dollars in employee separation costs as part of our cost reduction initiatives which were offset by increased leverage of operating expenses.

Results of Operations - Six Months Ended September 30, 2017 versus Six Months Ended September 30, 2016
The following table sets forth the line items of our condensed consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Six Months Ended September 30,
	2017	2016		2017	2016
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$25,890	$33,027	(21.6)%	92.5%	96.3%
Service revenue	2,090	1,277	63.7%	7.5%	3.7%
Total revenue	27,980	34,304	(18.4)%	100.0%	100.0%
Cost of product revenue	19,406	23,171	(16.2)%	69.4%	67.6%
Cost of service revenue	2,243	863	159.9%	8.0%	2.5%
Total cost of revenue	21,649	24,034	(9.9)%	77.4%	70.1%
Gross profit	6,331	10,270	(38.4)%	22.6%	29.9%
General and administrative expenses	8,491	7,499	13.2%	30.3%	21.9%
Impairment of intangible assets	710	—	NM	2.5%	—%
Sales and marketing expenses	6,260	6,020	4.0%	22.4%	17.5%
Research and development expenses	904	998	(9.4)%	3.2%	2.9%
Loss from operations	(10,034)	(4,247)	(136.3)%	(35.9)%	(12.4)%
Other income	—	190	NM	—%	0.5%
Interest expense	(206)	(138)	(49.3)%	(0.7)%	(0.4)%
Interest income	7	24	(70.8)%	—%	0.1%
Loss before income tax	(10,233)	(4,171)	(145.3)%	(36.5)%	(12.2)%
Income tax (benefit) expense	—	(261)	NM	—%	(0.8)%
Net loss	$(10,233)	$(3,910)	(161.7)%	(36.5)%	(11.4)%

*NM - Not Meaningful
Revenue. Product revenue decreased 21.6%, or $7.1 million, for the first six months of fiscal 2018 versus the first six months of fiscal 2017. The decrease in product revenue was primarily a result of the continued decline in flourescent product sales, $4.3 million year over year, and a decrease of $2.6 million in LED lighting revenue. LED lighting revenue decreased 10.2% from $25.6 million in the first six months of fiscal 2017 to $23.0 million in the first six months of fiscal 2018 primarily as a result of the timing of purchases by our direct customers. Service revenue increased 63.7%, or $0.8 million, primarily due to the timing of installation projects in the first six months of fiscal 2018 when compared to the first six months of fiscal 2017. Total revenue decreased by 18.4%, or $6.3 million, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue decreased 16.2%, or $3.8 million in the first six months of fiscal 2018 versus the comparable period in fiscal 2017 primarily due to the decline in sales and the resulting lower overhead absorption compared to the prior year period. Cost of service revenue increased 159.9%, or $1.4 million in the first six months of fiscal 2018 versus the comparable period in fiscal 2017 primarily due to the timing of completion and costs on large projects. Gross margin decreased from 29.9% of revenue in the first six months of fiscal 2017 to 22.6% in the first six months of fiscal 2018. Our product gross margin decreased as a result of under-absorption within our manufacturing facility and an increase in sales of products sourced from third party manufacturers.
Operating Expenses
General and Administrative. General and administrative expenses increased 13.2%, or $1.0 million in the first six months of fiscal 2018 compared to the first six months of 2017, primarily due to $2.0 million in reorganization costs, offset by decreases in wages due to salary and headcount reductions, legal, depreciation and amortization and stock compensation expenses. Excluding the employee separation costs, general and administrative expenses decreased $1.0 million or 13.9%.
Impairment of Intangible Assets. During the six months ended September 30, 2017, we performed a review of our definite and indefinite-lived tangible and intangible assets for impairment. In conjunction with this review, we determined that the carrying value of our Harris trade name intangible asset exceeded its fair value. As a result, we recorded an impairment charge of $0.7 million during the three months ended September 30, 2017.

Sales and Marketing. Our sales and marketing expenses increased 4.0%, or $0.2 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The increase was primarily due to employee separation costs of $0.2 million and increased commissions related to our agency channel, offset by reduced consulting and professional fees related to special events and field sales, partially offset by additional resources focusing on additional sales activities.
Research and Development. Research and development expenses decreased by 9.4% or $0.1 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 primarily due to decreased testing and supply costs.
Other income. Other income in the first six months of fiscal 2017 represented product royalties received from licensing agreements for our patents.
Interest Expense. Interest expense in the first six months of fiscal 2018 increased by 49.3%, or $0.1 million from the first six months of fiscal 2017. The increase in interest expense was due to increased third party financing costs.
Interest Income. Interest income in the first six months of fiscal 2018 decreased by 70.8%, or seventeen thousand dollars, from the first six months of fiscal 2017. Our interest income decreased as a result of the continued run-off legacy customer financed projects.
Income Taxes. Income tax benefit in the first six months of fiscal 2017 primarily represented federal tax refunds and the release of a valuation reserve. Our income tax expense is due primarily to minimum state tax liabilities.
Orion U.S. Markets Division
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. A significant portion of the historic sales of this division have migrated to distribution channel sales as a result of the implementation of Orion’s agent distribution strategy. The migrated sales are included in Orion's ODS Division.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Six Months Ended September 30,
	2017	2016	% Change
Revenues	$4,220	$11,094	(62.0)%
Operating (loss) income	$(2,450)	$191	NM
Operating margin	(58.1)%	1.7%
USM segment revenue decreased from the first six months of fiscal 2017 by 62.0%, or $6.9 million. The decrease in revenue during the first six months of fiscal 2018 compared to the first six months of fiscal 2017 included the continued transition to a distribution sales model. Previously direct sales that are now sold through independent manufacturer representative agents are now reflected within Orion's Distribution Services Division.
The USM segment’s operating results decreased $2.6 million in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017. The segment's operating loss is the result of the significant decline in sales due to the migration of customers to the direct sales channel resulting in lost operating expense leverage and an intangible asset impairment in the second quarter of fiscal 2018 of $0.2 million.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Six Months Ended September 30,
	2017	2016	% Change
Revenues	$11,541	$13,774	(16.2)%
Operating loss	$(3,076)	$(796)	(286.4)%
Operating margin	(26.7)%	(5.8)%
OES revenue decreased in the first six months of fiscal 2018 by 16.2%, or $2.2 million compared to the first six months of fiscal 2017 primarily as a result of the timing of delivery of our turnkey projects and reduced florescent purchases by a large retail customer.
OES segment operating loss in the first six months of fiscal 2018 increased by $1.9 million from the first six months of fiscal 2017. The segment's operating loss is the result of the decline in sales resulting in lost operating leverage and an intangible asset impairment in the second quarter of fiscal 2018 of $0.5 million .
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment is expanding as a result of increased sales through distributors as Orion continues to develop its agent distribution strategy. This expansion includes the migration of customers from direct sales previously included in the USM division.
The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Six Months Ended September 30,
	2017	2016	% Change
Revenues	$12,219	$9,436	29.5%
Operating loss	(788)	(361)	(118.3)%
Operating margin	(6.4)%	(3.8)%
ODS segment revenue increased in the first six months of fiscal 2018 from the first six months of fiscal 2017 by $2.8 million. The increase in revenue in fiscal 2018 is primarily due to our transition to a distribution channel sales model migrating direct sales through our manufacturer representative agents. In addition, during the second quarter of fiscal 2018, ODS revenue grew as a result of our expanding manufacturer representative agencies and the continued ramp of sales through these agencies. The total manufacturer representative agencies increased from 27 to approximately 50 agencies from the second quarter of fiscal 2017 to the second quarter of fiscal 2018.
ODS segment operating loss increased by $0.5 million, in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The segment recognized $0.1 million in employee separation costs as a part of our cost reduction initiatives, which were offset by increased leverage of operating expenses as well as expanded lighting product margins.
Liquidity and Capital Resources
Overview
We had approximately $8.7 million in cash and cash equivalents as of September 30, 2017, compared to $17.3 million at March 31, 2017. Our cash position decreased as of September 30, 2017 primarily as a result of our net loss, separation payments to terminated employees in conjunction with our management reorganization and cost reduction initiatives and the net repayment of $3.5 million on our revolving credit facility.
Our future liquidity needs are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost reduction initiatives, working capital management, capital expenditures, pending or future litigation results and cost containment measures. In addition, we tend to experience high working capital costs when we increase sales from existing levels. Based on our current expectations, while we anticipate realizing improved operating results during fiscal 2018, we also currently believe that we may experience negative working capital cash flows during some interim periods.
Cash Flows
The following table summarizes our cash flows for the six months ended September 30, 2017 and 2016 (in thousands):

	Six Months Ended September 30,
	2017	2016
Operating activities	$(4,661)	$634
Investing activities	(313)	2,161
Financing activities	(3,662)	397
Increase (decrease) in cash and cash equivalents	$(8,636)	$3,192
Cash Flows Related to Operating Activities. Cash provided by or used in operating activities primarily consisted of a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, provisions for reserves, and the effect of changes in working capital and other activities.
Cash used in operating activities for the first six months of fiscal 2018 was $4.7 million and consisted of a net loss adjusted for non-cash expense items of $7.6 million and net cash provided by changes in operating assets and liabilities of $2.9 million. Cash used by changes in operating assets and liabilities consisted of a decrease of $3.8 million in accounts payable due to the timing of payments and lower inventory requirements, and a decrease in accrued expenses and other of $0.4 million primarily due to the timing of payment of commissions and lower accrued bonuses in the current fiscal year. Cash provided by changes in operating assets and liabilities included a decrease of $1.0 million in accounts receivable due to the decline in sales and the timing of customer collections, a decrease in inventory of $4.0 million as a result of increased focus on inventory management in consideration of the lower sales volume, a decrease of $0.8 million in deferred contract costs due to the timing of project completion, a decrease of $1.2 million in prepaid and other assets primarily due to the timing of project billings, and an increase of $0.2 million in deferred revenue due to the timing of project completions.
Cash provided by operating activities for the first six months of fiscal 2017 was $0.6 million and consisted of net cash provided by changes in operating assets and liabilities of $1.8 million and a net loss adjusted for non-cash expense items of $1.2 million. Cash used by changes in operating assets and liabilities consisted of an increase of $1.3 million in accounts receivable due to the increase in lighting revenue and the timing of collections from customers at period end, an increase in inventories of $0.4 million due to the timing product shipments at quarter end, a decrease of $0.9 million in accrued expenses due to the payment of a state tax liability offset by accrued project installation costs and an increase in deferred contract costs of $0.4 million due to the timing of project completion. Cash provided by changes in operating assets and liabilities included an increase of $0.7 million in accounts payable due to the timing of payments on balances at quarter end, a decrease in prepaid and other assets of $3.8 million primarily due to the timing of project billings, and an increase in deferred revenue of $0.3 million due to project completions.
Cash Flows Related to Investing Activities. Cash used by investing activities was $0.3 million in the first six months of fiscal 2018 which consisted of purchases of property and equipment and additions to patents and licenses.
Cash provided by investing activities was $2.2 million in the first six months of fiscal 2017 which consisted of $2.6 million of proceeds from the sale of the Manitowoc manufacturing facility partially offset by $0.2 million for capital improvements related to production enhancements and technology purchases, and $0.2 million of additions to patents.
Cash Flows Related to Financing Activities. Cash used in financing activities was $3.7 million for the first six months of fiscal 2018 was due almost entirely to the net repayment of our revolving credit facility.
Cash provided by financing activities was $0.4 million for the first six months of fiscal 2017. This included $0.7 million cash used for the repayment of long-term debt and net proceeds from the revolving credit facility of $1.1 million.
Working Capital
Our net working capital as of September 30, 2017 was $13.9 million, consisting of $28.1 million in current assets and $14.2 million in current liabilities. Our net working capital as of March 31, 2017 was $25.5 million, consisting of $43.9 million in current assets and $18.4 in current liabilities. Our current accounts receivable balance decreased by $1.0 million from the fiscal 2017 year end due to the decline in sales and the timing of customer collections. Our inventory decreased from the fiscal 2017 year end by $4.3 million due to continued management of purchasing activities and inventory management initiatives. Our prepaid and other current assets decreased by $1.1 million due to a decrease in unbilled revenue as a result of the timing of customer billings. Our accounts payable decreased by $3.8 million due to the timing of purchases and payments during the quarter. Our accrued expenses decreased from our fiscal 2017 year end by $0.5 million due to the payment of commissions and a decrease in accrued bonuses in the current fiscal year.
We generally attempt to maintain at least a three month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
We have an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of September 30, 2017 our borrowing base was approximately $3.2 million. The Credit Facility has a maturity date of February 6, 2019 and includes a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2017, we had no outstanding letters of credit. Borrowings outstanding as of September 30, 2017, amounted to approximately $3.1 million and are included in non-current liabilities in the accompanying condensed consolidated balance sheet. We estimate that as of September 30, 2017, we were eligible to borrow an additional $0.1 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Subject in each case to our applicable borrowing base limitations, the Credit Agreement otherwise provides for a $15.0 million Credit Facility. This limit may increase to $20.0 million based on a borrowing base requirement, if we satisfy certain conditions. We did not meet the requirements to increase the borrowing limit to $20.0 million as of July 31, 2017, the most recent measurement date.
From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement requires that we maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets. We were in compliance with our covenants in the Credit Agreement as of September 30, 2017.
Each of our subsidiaries is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of our and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of September 30, 2017, the interest rate was 4.33%. We must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
Capital Spending
Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.3 million and $0.2 million for the six-month periods ended September 30, 2017 and 2016, respectively. We plan to incur approximately $0.5 million in capital expenditures in fiscal 2018. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Backlog
Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog totaled $6.5 million and $7.3 million as of September 30, 2017 and March 31, 2017, respectively. We generally expect our backlog to be recognized as revenue within one year.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2017. For the three months ended September 30, 2017, there were no material changes in our accounting policies.
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
As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017, we identified the following material weaknesses that existed as of March 31, 2017 and continued to exist at September 30, 2017. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the material weaknesses described above, in consultation with management, our Chief Executive Officer and Chief Financial Officer have concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2017 and September 30, 2017, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
For the year ended March 31, 2017 and subsequent interim periods, we enhanced our closing procedures to ensure that, in all material respects, our financial statements are presented in conformity with GAAP and free of material misstatement as of and for the periods ended March 31, 2017 and September 30, 2017.

Plans for Remediation of March 31, 2017 Material Weaknesses

Our Board, our Audit & Finance Committee and management have identified additional resources to assist in the remediation effort and are developing and implementing new processes, procedures and internal controls to remediate the material weakness that existed in our internal control over financial reporting as it related to project cost accounting and the accounting close, and our disclosure controls and procedures, as of March 31, 2017 and September 30, 2017.

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

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and:

•	Review and acceptance of completion of the remediation effort by executive management and the Audit & Finance Committee.

The following are steps we have taken or are in the process of taking toward the remediation plan:

•	Developed a regular method for the evaluation of actual project costs incurred against budgeted costs and for the communication of such costs and project status.

•	Revisited the method in which projects are reviewed and evaluated by the accounting department to ensure the accurate and timely recording of necessary adjustments.

•	Formalized and strengthened management review controls as they pertain to the accounting close.

•	Enhance documentation of policies and procedures related to project accounting, account reconciliations, and other key areas within the accounting close.

•	Provide training to key process owners.

•	Enhance information technology reporting capabilities, where possible, to ensure consistent, accurate data to support accounting close processes in a timely and efficient manner.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the implementation of remediation efforts, as described above.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on Orion’s future results of operations.
See Note 14, "Commitments and Contingencies - Litigation", to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2017.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)