Form 10-Q
period 2017-12-31
ORION ENERGY SYSTEMS, INC.
filed 2018-02-07
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017
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

There were 28,921,170 shares of the Registrant’s common stock outstanding on February 2, 2018.

ORION ENERGY SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2017	March 31, 2017
Assets
Cash and cash equivalents	$10,563	$17,307
Accounts receivable, net	8,663	9,171
Inventories, net	8,771	13,593
Deferred contract costs	1,115	935
Prepaid expenses and other current assets	1,543	2,877
Total current assets	30,655	43,883
Property and equipment, net	13,213	13,786
Other intangible assets, net	3,054	4,207
Other long-term assets	121	175
Total assets	$47,043	$62,051
Liabilities and Shareholders’ Equity
Accounts payable	$11,685	$11,635
Accrued expenses and other	5,155	5,988
Deferred revenue, current	277	621
Current maturities of long-term debt	85	152
Total current liabilities	17,202	18,396
Revolving credit facility	3,622	6,629
Long-term debt, less current maturities	125	190
Deferred revenue, long-term	946	944
Other long-term liabilities	509	442
Total liabilities	22,404	26,601
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2017 and March 31, 2017; no shares issued and outstanding at December 31, 2017 and March 31, 2017	—	—
Common stock, no par value: Shares authorized: 200,000,000 at December 31, 2017 and March 31, 2017; shares issued: 38,347,325 at December 31, 2017 and 37,747,227 at March 31, 2017; shares outstanding: 28,916,170 at December 31, 2017 and 28,317,490 at March 31, 2017	—	—
Additional paid-in capital	154,758	153,901
Treasury stock, common shares: 9,431,155 at December 31, 2017 and 9,429,737 at March 31, 2017	(36,085)	(36,081)
Shareholder notes receivable	—	(4)
Retained deficit	(94,034)	(82,366)
Total shareholders’ equity	24,639	35,450
Total liabilities and shareholders’ equity	$47,043	$62,051
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Product revenue	$15,993	$19,259	$41,883	$52,286
Service revenue	1,270	1,358	3,360	2,635
Total revenue	17,263	20,617	45,243	54,921
Cost of product revenue	11,181	13,577	30,587	36,748
Cost of service revenue	966	885	3,209	1,748
Total cost of revenue	12,147	14,462	33,796	38,496
Gross profit	5,116	6,155	11,447	16,425
Operating expenses:
General and administrative	2,878	3,541	11,370	11,040
Impairment of intangible assets	—	—	710	—
Sales and marketing	2,981	3,147	9,241	9,167
Research and development	616	495	1,519	1,493
Total operating expenses	6,475	7,183	22,840	21,700
Loss from operations	(1,359)	(1,028)	(11,393)	(5,275)
Other income (expense):
Other income	—	—	—	190
Interest expense	(102)	(65)	(308)	(203)
Interest income	5	7	12	31
Total other (expense) income	(97)	(58)	(296)	18
Loss before income tax	(1,456)	(1,086)	(11,689)	(5,257)
Income tax benefit	(23)	—	(23)	(261)
Net loss	$(1,433)	$(1,086)	$(11,666)	$(4,996)
Basic net loss per share attributable to common shareholders	$(0.05)	$(0.04)	$(0.41)	$(0.18)
Weighted-average common shares outstanding	28,909,847	28,258,742	28,734,394	28,106,209
Diluted net loss per share	$(0.05)	$(0.04)	$(0.41)	$(0.18)
Weighted-average common shares and share equivalents outstanding	28,909,847	28,258,742	28,734,394	28,106,209
The accompanying notes are an integral part of these condensed consolidated statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2017	2016
Operating activities
Net loss	$(11,666)	$(4,996)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,050	1,103
Amortization	486	721
Stock-based compensation	868	1,252
Impairment of intangible assets	710	—
Loss on sale of property and equipment	—	1
Provision for inventory reserves	701	621
Provision for bad debts	21	118
Other	12	148
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	492	(857)
Inventories	4,120	(169)
Deferred contract costs	(179)	(1,296)
Prepaid expenses and other assets	1,383	3,294
Accounts payable	30	602
Accrued expenses and other	(767)	(661)
Deferred revenue, current and long-term	(342)	385
Net cash (used in) provided by operating activities	(3,081)	266
Investing activities
Purchases of property and equipment	(478)	(376)
Additions to patents and licenses	(43)	(252)
Proceeds from sales of property, plant and equipment	—	2,600
Net cash (used in) provided by investing activities	(521)	1,972
Financing activities
Payment of long-term debt and capital leases	(132)	(814)
Proceeds from revolving credit facility	51,926	63,705
Payment of revolving credit facility	(54,933)	(61,542)
Payments to settle employee tax withholdings on stock-based compensation	(9)	(17)
Net proceeds from employee equity exercises	6	6
Net cash (used in) provided by financing activities	(3,142)	1,338
Net (decrease) increase in cash and cash equivalents	(6,744)	3,576
Cash and cash equivalents at beginning of period	17,307	15,542
Cash and cash equivalents at end of period	$10,563	$19,118
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
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three months ended December 31, 2017, one supplier accounted for 13.9% of of total costs of revenue. For the nine months ended December 31, 2017, no supplier accounted for more than 10% of total cost of revenue For the three and nine months ended December 31, 2016, no supplier accounted for more than 10% of total cost of revenue.
For the three months ended December 31, 2017, one customer accounted for 13.4% of total revenue. For the nine months ended December 31, 2017, one customer accounted for 11.1% of total revenue. For the three and nine months ended December 31, 2016, no customer accounted for more than 10% of revenue.

As of December 31, 2017, three customers accounted for 13.5%, 12.2%, and 10.1%, respectively, of accounts receivable. As of March 31, 2017, one customer accounted for 11.6% of accounts receivable.
Recent Accounting Pronouncements
Issued: Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which provides clarification and additional guidance as to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU provides guidance as to the classification of a number of transactions including: contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard will be effective for Orion in the first quarter of fiscal 2019 and will be applied through retrospective adjustment to all periods presented. Orion does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842)." This ASU requires that lessees recognize right-of-use assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and disclose additional quantitative and qualitative information about leasing arrangements. Under this ASU, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating leases, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control, have been transferred through the lease contract. This ASU also provides guidance on the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for Orion on April 1, 2019. Early adoption of the standard is permitted and a modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Orion has not yet completed its review of the full provisions of this standard against its outstanding lease arrangements and is in the process of quantifying the lease liability and related right of use asset which will be recorded to its consolidated balance sheets upon adoption of the standard. In addition, management continues to assess the impact of adoption of this standard on its consolidated statements of operations, cash flows, and the related footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue as control of the goods or services is transferred to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In addition, this ASU requires enhanced and expanded financial statement disclosures. Since the issuance of this ASU, the FASB has issued further updates to this ASU to provide additional guidance and clarification and to delay the original effective date. This ASU allows companies to elect either a full retrospective or modified retrospective approach to adoption. Orion will adopt this ASU and the related updates (“ASC 606”) on their effective date, April 1, 2018. As of December 31, 2017, Orion has identified that the main types of contracts that require evaluation as to what, if any, changes will be necessary under ASC 606 as compared to legacy accounting guidance are (a) material only sales that are shipped to customers from Orion’s plant or directly from Orion’s vendors, (b) contracts that involve a combination of material and installation services, (c) contracts entered into under Orion's legacy solar business, and (d) contracts that involve a combination of material and installation services where Orion also provides a financing arrangement to the customer.
Orion continues to review the provisions of ASC 606 against a sample of its customer contracts to determine the impact, if any, on the timing, measurement and presentation of revenue recognition and the cost of goods and services sold. The review considers, among other matters, the evaluation and identification of distinct performance obligations, measurement of Orion's progress toward satisfying identified performance obligations, and variable consideration in the form of customer rebates, payment discounts and product returns. The Company's assessment is preliminary and may change as it finalizes its review. Since Orion does not expect ASC 606 to impact the timing of its billings to customers or the receipt of customer payments, there could be fluctuations in the amount of deferred costs and liabilities reflected on Orion's future balance sheets as compared to historical presentations.

Under ASC 606, incremental contract costs, which for Orion includes sales commissions and costs paid to independent contractors for field audits, are required to be capitalized as contract assets and amortized over the period these costs are expected to be recovered. Although Orion incurs such costs, its contracts are typically completed within one year. As such, Orion's plans to elect the practical expedient provided in ASC 606 and expense incremental contract costs when incurred.

Orion is identifying the necessary changes in its ongoing process for the review of new customer contracts and the identification of key terms impacting revenue recognition. Orion is also evaluating the necessary changes to its systems, revenue related processes and controls as a result of the new standard, including the related footnote disclosures.

ASC 606 permits the use of either a full retrospective or modified retrospective transition method. Orion will adopt the requirements of the new standard effective April 1, 2018 using the modified retrospective transition method with the cumulative effect to the opening balance of retained earnings recognized as of the date of initial adoption.
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
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out ("FIFO") or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Orion adopted this standard as of April 1, 2017. The adoption of this standard had no impact on Orion's condensed consolidated financial statements as the previous measurement and validation of the carrying value of its inventory incorporated market values consistent with the net realizable value measurements of the standard.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. Orion adopted this ASU as of April 1, 2017. As a result of adopting the income tax accounting provisions of this standard, Orion realized an increase in both its deferred tax assets related to stock-based compensation awards and the related valuation allowance. As Orion carries a full valuation allowance against its deferred tax assets, there was no net impact to its condensed consolidated balance sheets or statements of operations. In accordance with the provisions of this standard, Orion elected to prospectively adopt an accounting policy to recognize forfeitures as they occur in lieu of estimating forfeitures. The cashflow presentation provisions of the standard had no impact on Orion’s condensed consolidated financial statements. Finally, due to Orion's net loss, the modifications to the calculation of diluted earnings per share as a result of adopting this standard did not impact its diluted earnings per share.

NOTE 3 — ACCOUNTS RECEIVABLE
Orion's accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	December 31, 2017	March 31, 2017
Accounts receivable, gross	$8,827	$9,315
Allowance for doubtful accounts	(164)	(144)
Accounts receivable, net	$8,663	$9,171

NOTE 4 — INVENTORIES
As of December 31, 2017 and March 31, 2017, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Reserve	Net
As of December 31, 2017
Raw materials and components	$6,655	$(1,406)	$5,249
Work in process	1,316	(351)	965
Finished goods	4,385	(1,828)	2,557
Total	$12,356	$(3,585)	$8,771

As of March 31, 2017
Raw materials and components	$8,104	$(1,807)	$6,297
Work in process	1,918	(329)	1,589
Finished goods	7,044	(1,337)	5,707
Total	$17,066	$(3,473)	$13,593

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following (dollars in thousands):

	December 31, 2017	March 31, 2017
Unbilled accounts receivable	$1,034	$2,226
Other prepaid expenses	509	651
Total	$1,543	$2,877

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following (dollars in thousands):

	December 31, 2017	March 31, 2017
Land and land improvements	$424	$424
Buildings and building improvements	9,245	9,245
Furniture, fixtures and office equipment	7,083	7,056
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	11,888	11,627
Construction in progress	196	61
	34,157	33,734
Less: accumulated depreciation and amortization	(20,944)	(19,948)
Property and equipment, net	$13,213	$13,786
During the second quarter of fiscal 2018, as a result of lower than anticipated operating results in the first half of fiscal 2018, Orion revised its full year fiscal 2018 forecast. As such, a triggering event occurred as of September 30, 2017, requiring Orion to evaluate its long-lived assets for impairment. Due to the central nature of its operations, Orion’s tangible and intangible definite-lived assets support its full operations, are utilized by all three of its reportable segments, and do not generate separately identifiable cash flows. As such, these assets together represent a single asset group. In reviewing the asset group for impairment, Orion elected to bypass the qualitative impairment assessment and went directly to performing the Step 1 recoverability test. Orion performed the Step 1 recoverability test for the asset group comparing its carrying value to the group’s expected future undiscounted cash flows. Orion concluded that the undiscounted cash flows of the definite lived asset group exceeded its carrying value. As such the asset group was deemed recoverable and no impairment was recorded. No triggering event occurred in the quarter ended December 31, 2017, so no impairment review was conducted.
Equipment included above under capital leases was as follows (dollars in thousands):

	December 31, 2017	March 31, 2017
Equipment	$581	$581
Less: accumulated depreciation and amortization	(308)	(202)
Equipment, net	$273	$379
Orion recorded depreciation expense of $0.4 and $1.1 million for the three and nine months ended December 31, 2017, respectively, and $0.3 and $1.1 million for the three and nine months ended December 31, 2016, respectively.

NOTE 7 — INTANGIBLE ASSETS
The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	December 31, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,702	$(1,331)	$1,371	$2,658	$(1,211)	$1,447
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,005	—	1,005	1,715	—	1,715
Customer relationships	3,600	(3,286)	314	3,600	(3,054)	546
Developed technology	900	(546)	354	900	(426)	474
Non-competition agreements	100	(90)	10	100	(75)	25
Total	$8,365	$(5,311)	$3,054	$9,031	$(4,824)	$4,207
During the second quarter of fiscal 2018, as a result of lower than anticipated operating results in the first half of fiscal 2018, Orion revised its full year fiscal 2018 forecast. As such, a triggering event occurred as of September 30, 2017, requiring Orion to evaluate its long-lived assets for impairment. Orion performed a quantitative impairment review of its indefinite lived intangible assets related to the Harris trade name applying the royalty replacement method to determine the asset’s fair value as of September 30, 2017. Under the royalty replacement method, the fair value of the Harris tradename was determined based on a market participant’s view of the royalty that would be paid to license the right to use the tradename. This quantitative analysis incorporated several assumptions including forecasted future revenues and cash flows, estimated royalty rate, based on similar licensing transactions and market royalty rates, and discount rate, which incorporates assumptions such as weighted-average cost of capital and risk premium. As a result of this impairment test, the carrying value of the Harris trade name exceeded its estimated fair value and an impairment of $0.7 million was recorded to Impairment of intangible assets during the quarter ended September 30, 2017 to reduce the asset’s carrying value to its calculated fair value. No triggering event occurred in the quarter ended December 31, 2017, so no impairment review was conducted. This fair value determination was categorized as Level 3 in the fair value hierarchy.
Amortization expense on intangible assets was $0.2 million for both the three months ended December 31, 2017 and 2016.
Amortization expense on intangible assets was $0.5 and $0.7 million for the nine months ended December 31, 2017 and 2016, respectively.
As of December 31, 2017, the weighted average remaining useful life of intangible assets was 5.7 years.
The estimated amortization expense for the remainder of fiscal 2018, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2018 (period remaining)	$138
Fiscal 2019	449
Fiscal 2020	363
Fiscal 2021	289
Fiscal 2022	191
Fiscal 2023	166
Thereafter	453
Total	$2,049

NOTE 8 — ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other include the following (dollars in thousands):

	December 31, 2017	March 31, 2017
Compensation and benefits	$1,823	$2,431
Sales tax	202	213
Contract costs	515	223
Legal and professional fees	1,955	2,262
Warranty	347	449
Other accruals	313	410
Total	$5,155	$5,988
Other long-term liabilities includes the following (dollars in thousands):

	December 31, 2017	March 31, 2017
Warranty	$270	$310
Medical benefits	126	—
Unrecognized tax benefits	113	113
Other	—	19
Total	$509	$442
Orion generally offers a limited warranty of one to ten years on its lighting products in addition to those standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, chips, drivers and ballasts, which are significant components in Orion's lighting products.
Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Beginning of period	$739	$1,114	$759	$864
Provision to product cost of revenue	(122)	(190)	(138)	61
Charges	—	(2)	(4)	(3)
End of period	$617	$922	$617	$922

NOTE 9 — NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

For the three and nine months ended December 31, 2017 and 2016, Orion was in a net loss position; therefore, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net loss per common share is calculated based upon the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net loss (in thousands)	$(1,433)	$(1,086)	$(11,666)	$(4,996)
Denominator:
Weighted-average common shares outstanding	28,909,847	28,258,742	28,734,394	28,106,209
Weighted-average common shares and common share equivalents outstanding	28,909,847	28,258,742	28,734,394	28,106,209
Net loss per common share:
Basic	$(0.05)	$(0.04)	$(0.41)	$(0.18)
Diluted	$(0.05)	$(0.04)	$(0.41)	$(0.18)
The following table indicates the number of potentially dilutive securities excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive. The number of shares are as of the end of each period:

	December 31, 2017	December 31, 2016
Common stock options	709,667	1,561,953
Restricted shares	1,545,209	1,661,543
Total	2,254,876	3,223,496

NOTE 10 — RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2017, Orion did not have any related party transactions. During the nine months ended December 31, 2017, Orion incurred a de minimis expense for consulting services provided by a member of its Board of Directors. During the three and nine months ended December 31, 2016, Orion purchased goods and services from an entity in the amount of approximately twenty-one thousand and fifty-three thousand dollars, respectively, at which time a director of Orion served as a minority owner and as the president and chairman of the board of directors of the entity.

NOTE 11 — LONG-TERM DEBT
Long-term debt consisted of the following (dollars in thousands):

	December 31, 2017	March 31, 2017
Revolving credit facility	$3,622	$6,629
Equipment lease obligations	204	321
Customer equipment finance notes payable	6	7
Other long-term debt	—	14
Total long-term debt	3,832	6,971
Less current maturities	(85)	(152)
Long-term debt, less current maturities	$3,747	$6,819
Revolving Credit Agreement
Orion has an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of December 31, 2017, Orion's borrowing base was approximately $3.8 million. The Credit Facility has a maturity date of February 6, 2019, and includes a $2.0 million sublimit for the issuance of letters of credit. As of December 31, 2017, Orion had no outstanding letters of credit. Borrowings outstanding as of December 31, 2017, amounted to approximately $3.6 million and are included in non-current liabilities in the accompanying condensed consolidated balance sheet. Orion estimates that as of December 31, 2017, it was eligible to borrow an additional $0.2 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
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
From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement requires that Orion maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on Orion’s stock, redeem or repurchase shares of Orion’s stock, or pledge or dispose of assets. Orion was in compliance with its covenants in the Credit Agreement as of December 31, 2017.
Each subsidiary of Orion is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer Orion Throughput Agreements ("OTAs") and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of December 31, 2017, the interest rate was 4.69%. Orion must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
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
Equipment Lease Obligations
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
NOTE 12 — INCOME TAXES
The income tax provision for the three months ended December 31, 2017 was determined by applying an estimated effective tax rate of 1.6% to loss before income tax. The estimated effective tax rate for the three month period ended December 31, 2016 was 0.1%. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits.
The income tax provision for the nine months ended December 31, 2017 was determined by applying an estimated effective tax rate of 0.2% to loss before income tax. The estimated effective tax rate for the nine month period ended December 31, 2016 was (0.4)%. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits.
Orion is eligible for tax benefits associated with the excess of the tax deduction available for exercises of non-qualified stock options (NQSOs) over the amount recorded at grant. The amount of the benefit is based upon the ultimate deduction reflected in the applicable income tax return.
As of December 31, 2017, Orion had federal net operating loss carryforwards of approximately $80.6 million. Orion also had state net operating loss carryforwards of approximately $68.7 million. Orion also had federal tax credit carryforwards of approximately $1.4 million and state tax credits of $0.7 million. Orion's net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2020 and 2038. As of December 31, 2017, Orion had recorded a valuation allowance of $24.0 million equaling the net deferred tax asset due to the uncertainty of its realizable value in the future. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
The Tax Cut and Jobs Act ("Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. At December 31, 2017, Orion had not completed its accounting for the tax effects of enactment of the Act; however, as described below, Orion has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.
Orion remeasured its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the 21% federal corporate tax rate. The provisional amount recorded related to the remeasurement of its deferred tax balance decreased deferred tax assets by $11.3 million. This decrease to deferred tax assets was fully offset by a corresponding decrease to the valuation allowance. There is no impact on the current year income tax expense for the federal corporate tax rate change due to Orion's current year taxable loss.
The Act also requires companies to pay a one-time transition tax on Orion's total post-1986 earnings and profits ("E&P") of its foreign subsidiary that were previously tax deferred from US income taxes. Since Orion's foreign subsidiary has negative E&P, there is no transition tax to be reported in its income tax expense.

Uncertain Tax Positions
As of December 31, 2017, the balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would reduce Orion’s effective tax rate if recognized.
Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are immaterial and are included in the unrecognized tax benefits.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under operating leases was $0.2 million and $0.3 million for the three months ended December 31, 2017 and 2016, respectively, and $0.7 million and $0.6 million for the nine months ended December 31, 2017 and 2016, respectively.
On April 28, 2017, Orion renewed the lease for its Jacksonville, Florida office space for an additional three-year term with annual rent expense of approximately $0.1 million.
On March 31, 2016, Orion entered into a purchase and sale agreement with a third party to sell and leaseback Orion's manufacturing and distribution facility for gross cash proceeds of $2.6 million. The transaction closed on June 30, 2016.
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
On January 11, 2018, a three judge panel of the United States Court of Appeals Seventh Circuit unanimously affirmed the dismissal of all of the plaintiff’s claims against Orion. It is currently uncertain whether the plaintiff intends to appeal the decision.
If the plaintiff chooses to appeal the decision, Orion intends to continue to defend against the claims vigorously. Orion believes it has substantial legal and factual defenses to the claims and allegations remaining in the case and that Orion will prevail in any further proceedings. Based upon the current status of the lawsuit, Orion does not believe that it is reasonably possible that the lawsuit will have a material adverse impact on its future continuing results of operations.
On November 10, 2017, a purported Orion shareholder, Stephen Narten, filed a civil lawsuit in the Circuit Court for Manitowoc County against those individuals who served on Orion’s Board of Directors during fiscal years 2015, 2016, and 2017 and certain current and former officers during the same period. The plaintiff, who purports to bring the suit derivatively on behalf of Orion, alleges that the director defendants breached their fiduciary duties in connection with granting certain stock-based incentive awards under Orion’s 2004 Stock and Incentive Awards Plan and that the directors and current and former officers breached their fiduciary duties by accepting those awards.  On January 22, 2018, Orion moved to dismiss the lawsuit on the grounds that the complaint fails to state a claim upon which relief may be granted.  Orion intends to defend against the claims vigorously. Orion believes that it has substantial defenses to the claims in this proceeding.  Based upon the current status of the lawsuit, Orion does not believe that it is reasonably possible that the lawsuit will have a material adverse impact on its future continuing results of operations.
State Tax Assessment
In June 2016, Orion negotiated a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of its products for tax purposes under Wisconsin law for $0.5 million.
During the nine months ended December 31, 2017, Orion was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017.   Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated balance sheet, statements of operations, or liquidity.
NOTE 14 — SHAREHOLDERS’ EQUITY
Employee Stock Purchase Plan
In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. Orion issued the following shares from treasury during the nine months ended December 31, 2017:

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2017	2,150	$1.28
Quarter Ended September 30, 2017	2,681	$1.12
Quarter Ended December 31, 2017	3,446	$0.88
Total issued in fiscal 2018	8,277	$0.88 - 1.28
In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. The loan program has been discontinued and new loans are no longer issued. As of March 31, 2017, four thousand dollars of such loans remained outstanding and were reflected on Orion’s balance sheet as a contra-equity account. During the nine months ended December 31, 2017, Orion entered into agreements with the counterparties to these loans. In exchange for the forgiveness of their outstanding loan balance, the employees returned their shares to Orion. As a result of these transactions, 1,230 shares were recorded within treasury stock and the loan balances were eliminated.
NOTE 15 — STOCK OPTIONS AND RESTRICTED SHARES
At Orion's 2016 Annual Meeting of Shareholders held on August 3, 2016, Orion's shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan (the "Plan"). The Plan authorizes grants of equity-based and incentive cash awards to eligible participants designated by the Plan's administrator. Awards under the Plan may consist of stock options, stock appreciation rights, performance shares, performance units, common stock, restricted stock, restricted stock units, incentive awards or dividend equivalent units.
Prior to shareholder approval of the Plan, the Company maintained its 2004 Stock and Incentive Awards Plan, as amended, which authorized the grant of cash and equity awards to employees (the “Former Plan”). No new awards are being granted under the Former Plan; however, all awards granted under the Former Plan that were outstanding as of August 3, 2016 will continue to be governed by the Former Plan.
Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program. The plans also permit accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.
The following amounts of stock-based compensation were recorded (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Cost of product revenue	$1	$7	$11	$30
General and administrative	205	283	722	1,035
Sales and marketing	34	64	113	116
Research and development	10	30	22	71
Total	$250	$384	$868	$1,252

During the first nine months of fiscal 2018, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Balance at March 31, 2017	1,704,543	1,520,953
Awards granted	730,410	—
Awards vested	(592,851)	—
Awards forfeited	(296,893)	(811,286)
Awards outstanding at December 31, 2017	1,545,209	709,667
Per share price on grant date	$0.88 - $1.95	—
As of December 31, 2017, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.0 years, was approximately $1.6 million.

NOTE 16 — SEGMENTS
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

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2017	2016	2017	2016
Segments:
Orion U.S. Markets	$2,168	$5,368	$(520)	$367
Orion Engineered Systems	7,316	8,288	185	(81)
Orion Distribution Services	7,779	6,961	224	229
Corporate and Other	—	—	(1,248)	(1,543)
	$17,263	$20,617	$(1,359)	$(1,028)

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Segments:
Orion U.S. Markets	$6,388	$16,462	$(2,970)	$558
Orion Engineered Systems	18,857	22,062	(2,891)	(878)
Orion Distribution Services	19,998	16,397	(564)	(132)
Corporate and Other	—	—	(4,968)	(4,823)
	$45,243	$54,921	$(11,393)	$(5,275)

NOTE 17 — REORGANIZATION OF BUSINESS
During the nine months ended December 31, 2017, Orion implemented a reorganization and targeted cost savings plan. As a result, Orion entered into separation agreements with 20 employees. During the three months ended December 31, 2017, Orion recognized approximately nineteen thousand in savings due to outplacement services not used. For the nine months ended December 31, 2017, Orion recognized $2.0 million of restructuring expense consisting of severance, outplacement services, and continued medical benefits for terminated employees for a limited post-employment period. The restructuring expense for the three and nine months ended December 31, 2017 is reflected within Orion’s condensed statement of operations as follows (dollars in thousands):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2017	2017
Cost of product revenue	$(7)	$33
General and administrative	(7)	1,808
Sales and marketing	(5)	178
Total	$(19)	$2,019

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2017	2017
Orion Distribution Systems	$(5)	$84
Corporate and Other	(14)	1,935
Total	$(19)	$2,019
Orion recorded no restructuring expense to the Orion U.S. Markets or Orion Engineered Systems segments.
The following table displays a rollforward of the reorganization of business accruals established for employee separation costs from March 31, 2017 to December 31, 2017 (dollars in thousands):

	March 31, 2017	Additions	Amounts Used	December 31, 2017
Employee separation costs	$—	$1,876	$(1,635)	$241
Post-employment medical benefits (1)	—	143	(4)	139
Total	$—	$2,019	$(1,639)	$380

(1)
The severance agreement with one executive included a long-term post-employment medical benefit which will be paid over a period of approximately twelve years. Orion recorded a liability for the net present value of this obligation based on the current cost of premiums for this individual’s medical coverage increased by an estimated health care cost trend of 6.8% decreasing to 5% in nine years. This benefit is reflected in Orion’s condensed consolidated balance sheet within accrued expenses and other and other long-term liabilities.

The remaining accrual of $0.4 million for employee separation costs is expected to be paid within the next twelve months.
During the fourth quarter of fiscal 2018, Orion identified and implemented further expense reduction initiatives, including not renewing the lease for its Chicago office which was due to expire in May 2018, as well as related workforce reductions and other streamlining initiatives, that it expects will result in annualized cost savings of approximately $1.5 million. As these are fourth quarter events, restructuring expense related to these actions will be recognized in the fourth quarter of fiscal 2018.
NOTE 18 — SUBSEQUENT EVENTS
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and noted no subsequent event requiring accrual or disclosure. See discussion related to litigation matters in Note 13 and new reorganization and cost cutting measures in Note 17 and the MD&A.

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
Management Restructuring and Focus on Profitability
On May 25, 2017, our Board of Directors restructured our management team. As part of this restructuring, our Chief Executive Officer, John Scribante, left our Company and Mike Altschaefl, our current Board Chair, assumed the role of Chief Executive Officer. In addition, Scott Green, our Executive Vice President, became our new Chief Operating Officer, with ongoing primary responsibility for improving our revenue generation. Mike Potts and Marc Meade, our then current Executive Vice Presidents, remained in their positions and were assigned primary responsibility for substantially reducing our cost structure and for streamlining operations. Bill Hull remained in his position as Chief Financial Officer.
On June 30, 2017, Mike Potts decided to retire as our Chief Risk Officer and Executive Vice President effective as of August 30, 2017. Mr. Potts continues to serve as a member of our Board of Directors and will continue to provide consulting services to us.
Our market and product strategies have not changed. We have renewed our focus on execution, including a reduction in our cost structure. Our restructured management team has developed a plan to achieve breakeven earnings (excluding employee separation costs) before interest, taxes, depreciation, and amortization, or EBITDA, through the implementation of the following cost reduction measures:

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

We believe the above cost reduction plan, including the impact of fourth quarter fiscal 2018 actions, will result in annualized cost savings of approximately $6.0 million. These cost reductions, coupled with our renewed focus on sales channel execution, will help to drive revenue growth and accelerate our path to profitability.
During the first nine months of fiscal 2018, we executed on the majority of these plans by entering into separation agreements with 20 employees and recognized $2.0 million of expense for the nine months ended December 31, 2017 in employee separation related costs. During the three months ended December 31, 2017, we recognized approximately nineteen thousand in savings due to outplacement services not used. Our restructuring expense for the three and nine months ended December 31, 2017 is reflected within our condensed consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2017	2017
Cost of product revenue	$(7)	$33
General and administrative	(7)	1,808
Sales and marketing	(5)	178
Total	$(19)	$2,019
Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2017	2017
Orion Distribution Systems	$(5)	$84
Corporate and Other	(14)	1,935
Total	$(19)	$2,019
We recorded no restructuring expense to the Orion U.S. Markets or Orion Engineered Systems segments.
Cash payments for employee separation costs in connection with the reorganization of business plans were $1.5 million for the nine months ended December 31, 2017. The remaining reorganization of business accruals as of December 31, 2017 were $0.5 million, of which $0.4 million relates to employee separation costs that are expected to be paid within one year. The remaining accrual of $0.1 million represents post-retirement medical benefits for one employee which will be paid over several years.
During the fourth quarter of fiscal 2018, we identified and implemented further expense reduction initiatives, including not renewing the lease for our Chicago office which was due to expire in May 2018, as well as related workforce reductions and other streamlining initiatives. We expect these actions will result in annualized cost savings of approximately $1.5 million, which is included in the total estimated annual cost savings of $6.0 million discussed above. As these are fourth quarter events, restructuring expense related to these actions will be recognized in the fourth quarter of fiscal 2018.
Impairment of Intangible Assets
During the quarter ended September 30, 2017, we reviewed our definite and indefinite lived assets for impairment as a result of our lower than anticipated operating results and recent forecast revisions. As a result of these assessments, we determined that the carrying value of our indefinite lived intangible asset related to the Harris trade name exceeded the asset’s fair value. As a result, we recorded an impairment charge of $0.7 million. No impairment was recorded in the three months ended December 31, 2017. A change in these assumptions or a change in circumstances could result in an impairment charge in a future period.
Fiscal 2018 Outlook
Despite lower than anticipated results for our three and the nine months ended December 31, 2017, we remain optimistic about our near-term and long-term financial performance. We remain confident in the value, performance, and return on investment of our lighting products. We believe that customer purchases of LED lighting systems will continue to increase in the near-term as expected improvements in LED performance and expected decreases in LED product costs make our LED products even more economically compelling to our customers.
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
Our long-term optimism is based upon the factors below which we believe will directly or indirectly drive customer spending on LED lighting systems or will improve the profitability of our operations:

•	The considerable size of the existing market opportunity for lighting retrofits, including the market opportunities in commercial office, manufacturing, healthcare, government and retail markets;

•	The continued development of our new higher margin products and product enhancements, including our new LED product offerings;

•	Our efforts to expand our channels of distribution;

•	Our cost reduction initiatives which have included significant changes to our manufacturing operations to increase our flexibility and lower our cost structure;

•	LED adoption continues to grow in all sectors;

•	Commercial and industrial economic sentiment is strengthening;

•	Utility incentives continue to be available and are increasing as a percent of project costs in many areas;

•	The passage of tax regulatory reform could encourage capital spending;

•	Capital spending is increasing;

•	Business profits are increasing; and

•	Consumer spending remains strong.
Beyond the benefits of our lighting fixtures, we believe that there is also an opportunity to utilize our system platform as a “digital” or “connected ceiling”, or a framework or network that can support the installation and integration of other business solutions on our digital platform. This anticipated growth opportunity is also known as the “Industrial Internet of Things” or IoT, and is still early in its development; however, we have already participated in a few compelling applications that deliver cost savings and efficiency in areas outside of lighting.

Results of Operations - Three Months Ended December 31, 2017 versus Three Months Ended December 31, 2016
The following table sets forth the line items of our condensed consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended December 31,
	2017	2016		2017	2016
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$15,993	$19,259	(17.0)%	92.6%	93.4%
Service revenue	1,270	1,358	(6.5)%	7.4%	6.6%
Total revenue	17,263	20,617	(16.3)%	100.0%	100.0%
Cost of product revenue	11,181	13,577	(17.6)%	64.8%	65.8%
Cost of service revenue	966	885	9.2%	5.6%	4.3%
Total cost of revenue	12,147	14,462	(16.0)%	70.4%	70.1%
Gross profit	5,116	6,155	(16.9)%	29.6%	29.9%
General and administrative expenses	2,878	3,541	(18.7)%	16.7%	17.2%
Sales and marketing expenses	2,981	3,147	(5.3)%	17.3%	15.3%
Research and development expenses	616	495	24.4%	3.5%	2.4%
Loss from operations	(1,359)	(1,028)	(32.2)%	(7.9)%	(5.0)%
Interest expense	(102)	(65)	(56.9)%	(0.5)%	(0.3)%
Interest income	5	7	(28.6)%	—%	—%
Loss before income tax	(1,456)	(1,086)	(34.1)%	(8.4)%	(5.3)%
Income tax benefit	(23)	—	NM	(0.1)%	—%
Net loss	$(1,433)	$(1,086)	(32.0)%	(8.3)%	(5.3)%

*NM - Not Meaningful
Revenue. Product revenue decreased 17.0%, or $3.3 million, for the third quarter of fiscal 2018 versus the third quarter of fiscal 2017. The decrease in product revenue was primarily the result of the continued decline in fluorescent product sales, $2.1 million quarter over quarter, and a decrease of $1.0 million in LED lighting revenue. LED lighting revenue decreased by 6.4% from $15.5 million in the third quarter of fiscal 2017 to $14.5 million in the third quarter of fiscal 2018 primarily as a result of the timing of purchases by our direct customers. Service revenue decreased 6.5%, or $0.1 million, due to the timing of completion of installations in the third quarter of fiscal 2018 when compared to the third quarter of fiscal 2017. Total revenue decreased by 16.3%, or $3.4 million, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue decreased 17.6%, or $2.4 million in the third quarter of fiscal 2018 versus the comparable period in fiscal 2017 primarily due to the decline in sales, partially offset by lower overhead absorption compared to the prior year period. Cost of service revenue increased 9.2%, or $0.1 million, in the third quarter of fiscal 2018 versus the comparable period in fiscal 2017 primarily due to costs incurred on a large installation project and the timing of project completions. Gross margin declined slightly from 29.9% of revenue in the third quarter of fiscal 2017 to 29.6% in the third quarter of fiscal 2018, primarily reflecting lower overhead absorption on lower revenue in the recent period.
Operating Expenses
General and Administrative. General and administrative expenses decreased 18.7%, or $0.7 million, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily due to a decrease in wages as a result of headcount and salary reductions, legal expense, depreciation and amortization expense, and stock compensation expense.
Sales and Marketing. Sales and marketing expenses decreased 5.3%, or $0.2 million, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The decrease quarter over quarter was primarily due to reduced consulting and professional fees related to special events and field sales, partially offset by increased expenses focusing on additional sales activities.
Research and Development. Research and development expenses increased by 24.4%, or $0.1 million, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 primarily due to increased testing and consulting costs.
Interest Expense. Interest expense in the third quarter of fiscal 2018 increased by 56.9%, or thirty-seven thousand dollars, from the third quarter of fiscal 2017. The increase in interest expense was due to increased third party financing costs.

Interest Income. Interest income in the third quarter of fiscal 2018 decreased by 28.6%, or two thousand dollars, from the third quarter of fiscal 2017. Our interest income decreased as a result of the continued run-off of legacy customer financed projects.
Income Taxes. Income tax benefit of twenty-three thousand in the third quarter of fiscal 2018 primarily reflected federal tax refunds, offset by state tax liabilities. We recorded no income tax expense in the third quarter of fiscal 2017 as a result of our operating losses. Our normal income tax expense is due primarily to minimum state tax liabilities.

Orion U.S. Markets Division
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. A significant portion of the historic sales of this division have migrated to distribution channel sales as a result of the implementation of our agent distribution strategy. The migrated sales are included in our ODS segment.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended December 31,
	2017	2016	% Change
Revenues	$2,168	$5,368	(59.6)%
Operating (loss) income	$(520)	$367	NM
Operating margin	(24.0)%	6.8%
USM segment revenue decreased from the third quarter of fiscal 2017 by 59.6%, or $3.2 million. The decrease in revenue during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was due to a $1.4 million decline in sales to select large direct customers. The remainder of the decline was due primarily to the migration of sales to our ODS segment.
The USM segment realized an operating loss in the third quarter of fiscal 2018 of $0.5 million as compared to operating income of $0.4 million during the third quarter of fiscal 2017. The decline in the segment’s operating results was primarily due to the significant decline in sales period over period, including the migration of sales to ODS, resulting in lost operating expense leverage.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Three Months Ended December 31,
	2017	2016	% Change
Revenues	$7,316	$8,288	(11.7)%
Operating income (loss)	$185	$(81)	NM
Operating margin	2.5%	(1.0)%
OES revenue decreased in the third quarter of fiscal 2018 by 11.7%, or $1.0 million, compared to the third quarter of fiscal 2017 primarily as a result of the timing of delivery of our turnkey projects and reduced fluorescent purchases by a large retail customer.
OES segment operating income in the third quarter of fiscal 2018 was $0.2 million, an increase of $0.3 million from the $0.1 million loss in the third quarter of fiscal 2017. The segment’s operating income was the result of improved delivery costs in the current quarter over the same period last year.

Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment is expanding as a result of increased sales through distributors as we continue to develop our agent distribution strategy. This expansion includes the migration of customers from direct sales previously included in the USM segment.
The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Three Months Ended December 31,
	2017	2016	% Change
Revenues	$7,779	$6,961	11.8%
Operating income	224	229	(2.2)%
Operating margin	2.9%	3.3%
ODS segment revenue increased in the third quarter of fiscal 2018 by 11.8%, or $0.8 million, compared to the third quarter of fiscal 2017, primarily due to an increase in select distributor sales.
While revenue increased period over period, the ODS segment’s operating results remained relatively flat as compared to the third quarter of fiscal 2017 due to an increase in selling expenses.

Results of Operations - Nine Months Ended December 31, 2017 versus Nine Months Ended December 31, 2016
The following table sets forth the line items of our condensed consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Nine Months Ended December 31,
	2017	2016		2017	2016
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$41,883	$52,286	(19.9)%	92.6%	95.2%
Service revenue	3,360	2,635	27.5%	7.4%	4.8%
Total revenue	45,243	54,921	(17.6)%	100.0%	100.0%
Cost of product revenue	30,587	36,748	(16.8)%	67.6%	66.9%
Cost of service revenue	3,209	1,748	83.6%	7.1%	3.2%
Total cost of revenue	33,796	38,496	(12.2)%	74.7%	70.1%
Gross profit	11,447	16,425	(30.3)%	25.3%	29.9%
General and administrative expenses	11,370	11,040	3.0%	25.1%	20.1%
Impairment of intangible assets	710	—	NM	1.6%	—%
Sales and marketing expenses	9,241	9,167	0.8%	20.4%	16.7%
Research and development expenses	1,519	1,493	1.7%	3.4%	2.7%
Loss from operations	(11,393)	(5,275)	(116.0)%	(25.2)%	(9.6)%
Other income	—	190	NM	—%	0.3%
Interest expense	(308)	(203)	(51.7)%	(0.7)%	(0.4)%
Interest income	12	31	(61.3)%	—%	0.1%
Loss before income tax	(11,689)	(5,257)	(122.4)%	(25.9)%	(9.6)%
Income tax (benefit) expense	(23)	(261)	NM	(0.1)%	(0.5)%
Net loss	$(11,666)	$(4,996)	(133.5)%	(25.8)%	(9.1)%

*NM - Not Meaningful
Revenue. Product revenue decreased 19.9%, or $10.4 million, for the first nine months of fiscal 2018 versus the first nine months of fiscal 2017. The decrease in product revenue was primarily a result of the continued decline in fluorescent product sales, $6.4 million year over year, and a decrease of $3.6 million in LED lighting revenue. LED lighting revenue decreased 8.7% from $41.2 million in the first nine months of fiscal 2017 to $37.6 million in the first nine months of fiscal 2018 primarily as a result of the timing of purchases by our direct customers. Service revenue increased 27.5%, or $0.7 million, primarily due to the timing of installation projects in the first nine months of fiscal 2018 when compared to the first nine months of fiscal 2017. Total revenue decreased by 17.6%, or $9.7 million, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue decreased 16.8%, or $6.2 million, in the first nine months of fiscal 2018 versus the comparable period in fiscal 2017 primarily due to the decline in sales and the resulting lower overhead absorption compared to the prior year period. Cost of service revenue increased 83.6%, or $1.5 million, in the first nine months of fiscal 2018 versus the comparable period in fiscal 2017 primarily due to the timing of completion and costs on large projects. Gross margin decreased from 29.9% of revenue in the first nine months of fiscal 2017 to 25.3% in the first nine months of fiscal 2018. Our product gross margin decreased as a result of under-absorption within our manufacturing facility and an increase in sales of products sourced from third party manufacturers.
Operating Expenses
General and Administrative. General and administrative expenses increased 3.0%, or $0.3 million, in the first nine months of fiscal 2018 compared to the first nine months of 2017, primarily due to $1.8 million in reorganization costs, offset by decreases in wages due to salary and headcount reductions, legal, depreciation and amortization and stock compensation expenses. Excluding the employee separation costs, general and administrative expenses decreased $1.7 million, or 15.1%.
Impairment of Intangible Assets. During the nine months ended December 31, 2017, we performed a review of our definite and indefinite-lived tangible and intangible assets for impairment. In conjunction with this review, we determined that the carrying value of our Harris trade name intangible asset exceeded its fair value. As a result, we recorded an impairment charge of $0.7 million during the three months ended September 30, 2017.

Sales and Marketing. Our sales and marketing expenses increased 0.8%, or $0.1 million, in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase was primarily due to employee separation costs of $0.2 million and increased commissions related to our agency channel, offset by reduced consulting and professional fees related to special events and field sales, partially offset by increased expenses focusing on additional sales activities.
Research and Development. Research and development expenses increased by 1.7%, or twenty-six thousand dollars in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 primarily due to an increase in wages, offset by decreased testing and supply costs.
Other income. Other income in the first nine months of fiscal 2017 represented product royalties received from licensing agreements for our patents.
Interest Expense. Interest expense in the first nine months of fiscal 2018 increased by 51.7%, or $0.1 million, from the first nine months of fiscal 2017. The increase in interest expense was due to increased third party financing costs.
Interest Income. Interest income in the first nine months of fiscal 2018 decreased by 61.3%, or nineteen thousand dollars, from the first nine months of fiscal 2017. Our interest income decreased as a result of the continued run-off legacy customer financed projects.
Income Taxes. Income tax benefit in the first nine months of 2018 decreased $0.2 million from the first nine months of fiscal 2017 primarily due to the release of a valuation reserve in fiscal 2017. Our income tax expense is due primarily to minimum state tax liabilities.
Orion U.S. Markets Division
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. A significant portion of the historic sales of this division have migrated to distribution channel sales as a result of the implementation of our agent distribution strategy. The migrated sales are included in our ODS segment.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Nine Months Ended December 31,
	2017	2016	% Change
Revenues	$6,388	$16,462	(61.2)%
Operating (loss) income	$(2,970)	$558	NM
Operating margin	(46.5)%	3.4%
USM segment revenue decreased from the first nine months of fiscal 2017 by 61.2%, or $10.1 million. The decrease in revenue during the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 included the continued transition to our distribution sales model through the migration of sales to our ODS segment. Previously direct sales that are now sold through independent manufacturer representative agents are reflected within our ODS segment. The decrease also reflects a $2.4 million decline in sales to select large direct customers.
The USM segment’s operating results decreased $3.5 million in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017. The segment's operating loss was the result of the significant decline in sales due to the migration of customers to the distribution sales channel resulting in lost operating expense leverage and an intangible asset impairment in the second quarter of fiscal 2018 of $0.2 million.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Nine Months Ended December 31,
	2017	2016	% Change
Revenues	$18,857	$22,062	(14.5)%
Operating income (loss)	$(2,891)	$(878)	(229.3)%
Operating margin	(15.3)%	(4.0)%
OES revenue decreased in the nine months of fiscal 2018 by 14.5%, or $3.2 million, compared to the first nine months of fiscal 2017 primarily as a result of the timing of delivery of our turnkey projects and reduced florescent purchases by a large retail customer.
OES segment operating loss in the first nine months of fiscal 2018 increased by $2.0 million from the first nine months of fiscal 2017. The segment's operating loss was the result of the decline in sales resulting in lost operating leverage and an intangible asset impairment in the second quarter of fiscal 2018 of $0.5 million .
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment is expanding as a result of increased sales through distributors as Orion continues to develop its agent distribution strategy. This expansion includes the migration of customers from direct sales previously included in the USM segment.
The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Nine Months Ended December 31,
	2017	2016	% Change
Revenues	$19,998	$16,397	22.0%
Operating loss	(564)	(132)	NM
Operating margin	(2.8)%	(0.8)%
ODS segment revenue increased in the first nine months of fiscal 2018 from the first nine months of fiscal 2017 by $3.6 million. The increase in revenue was primarily due to our transition to a distribution channel sales model migrating direct sales through our manufacturer representative agents. In addition, ODS revenue grew as a result of our expanding manufacturer representative agencies and the continued ramp of sales through these agencies. The total manufacturer representative agencies increased from 31 to approximately 50 agencies from the third quarter of fiscal 2017 to the third quarter of fiscal 2018.
ODS segment operating loss increased by $0.4 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017, primarily due to an increase in selling expenses.
Liquidity and Capital Resources
Overview
We had approximately $10.6 million in cash and cash equivalents as of December 31, 2017, compared to $17.3 million at March 31, 2017. Our cash position decreased primarily as a result of our net loss, separation payments to terminated employees in conjunction with our management reorganization and cost reduction initiatives, and the net repayment of $3.0 million on our revolving credit facility.
Our future liquidity needs are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost reduction initiatives, working capital management, capital expenditures, pending or future litigation results and cost containment measures. In addition, we tend to experience high working capital costs when we increase sales from existing levels. Based on our current expectations, while we anticipate realizing improved operating results in the future, we also currently believe that we may experience negative working capital cash flows during some interim periods.

Cash Flows
The following table summarizes our cash flows for the nine months ended December 31, 2017 and 2016 (in thousands):

	Nine Months Ended December 31,
	2017	2016
Operating activities	$(3,081)	$266
Investing activities	(521)	1,972
Financing activities	(3,142)	1,338
Increase (decrease) in cash and cash equivalents	$(6,744)	$3,576
Cash Flows Related to Operating Activities. Cash provided by or used in operating activities primarily consisted of a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, provisions for reserves, and the effect of changes in working capital and other activities.
Cash used in operating activities for the first nine months of fiscal 2018 was $3.1 million and consisted of a net loss adjusted for non-cash expense items of $7.8 million and net cash provided by changes in operating assets and liabilities of $4.7 million. Cash used by changes in operating assets and liabilities consisted of a decrease of $0.8 million in accrued expenses and other primarily due to the timing of payment of commissions and lower accrued bonuses in the current fiscal year, a decrease of $0.3 million in deferred revenue due to the timing of project completion and a decrease of $0.2 million in deferred contract costs due to the timing of project completions. Cash provided by changes in operating assets and liabilities included a decrease of $0.5 million in accounts receivable due to the decline in sales and the timing of customer collections, a decrease in inventory of $4.1 million as a result of increased focus on inventory management in consideration of the lower sales volume, a decrease of $1.4 million in prepaid and other assets primarily due to the timing of project billings, and a negligible decrease in accounts payable.
Cash provided by operating activities for the first nine months of fiscal 2017 was $0.3 million and consisted of net cash provided by changes in operating assets and liabilities of $1.3 million and a net loss adjusted for non-cash expense items of $1.0 million. Cash used by changes in operating assets and liabilities consisted of an increase of $0.8 million in accounts receivable due to the increase in lighting revenue and the timing of collections from customers at period end, an increase of inventory by $0.2 million due to the timing of product shipments at quarter end, a decrease of $0.7 million in accrued expenses due to the payment of a state tax liability and an increase in deferred contract costs of $1.3 million due to the timing of project completions. Cash provided by changes in operating assets and liabilities included an increase of $0.6 million in accounts payable due to the timing of payments on balances at quarter end, a decrease in prepaid and other assets of $3.3 million primarily due to the timing of project billings, and an increase in deferred revenue of $0.4 million due to the timing of project completions.
Cash Flows Related to Investing Activities. Cash used by investing activities was $0.5 million in the first nine months of fiscal 2018 which consisted of purchases of property and equipment and additions to patents and licenses.
Cash provided by investing activities was $2.0 million in the first nine months of fiscal 2017 which consisted of $2.6 million of proceeds from the sale of the Manitowoc manufacturing facility. Cash used by investing activities for the first nine months of fiscal 2017 was $0.4 million for capital improvements related to production enhancements and technology purchases and $0.2 million of additions to patents.
Cash Flows Related to Financing Activities. Cash used in financing activities was $3.1 million for the first nine months of fiscal 2018 and was due almost entirely to the net repayment of our revolving credit facility.
Cash provided by financing activities was $1.3 million for the first nine months of fiscal 2017. This included $0.8 million of cash used for the repayment of long-term debt, $11,000 for stock option exercises and stock related tax settlements, and net proceeds from the revolving credit facility of $2.2 million.

Working Capital
Our net working capital as of December 31, 2017 was $13.4 million, consisting of $30.6 million in current assets and $17.2 million in current liabilities. Our net working capital as of March 31, 2017 was $25.5 million, consisting of $43.9 million in current assets and $18.4 in current liabilities. Our current accounts receivable balance decreased by $0.5 million from the fiscal 2017 year end due to the decline in sales and the timing of customer collections. Our inventory decreased from the fiscal 2017 year end by $4.8 million due to continued management of purchasing activities and inventory management initiatives. Our prepaid and other current assets decreased by $1.3 million due to a decrease in unbilled revenue as a result of the timing of customer billings. Our accounts payable remained relatively flat compared to fiscal 2017 year end. Our accrued expenses decreased from our fiscal 2017 year end by $0.8 million due to the payment of commissions and a decrease in accrued bonuses in the current fiscal year.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
We have an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of December 31, 2017 our borrowing base was approximately $3.8 million. The Credit Facility has a maturity date of February 6, 2019 and includes a $2.0 million sublimit for the issuance of letters of credit. As of December 31, 2017, we had no outstanding letters of credit. Borrowings outstanding as of December 31, 2017, amounted to approximately $3.6 million and are included in non-current liabilities in the accompanying condensed consolidated balance sheet. We estimate that as of December 31, 2017, we were eligible to borrow an additional $0.2 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Subject in each case to our applicable borrowing base limitations, the Credit Agreement otherwise provides for a $15.0 million Credit Facility. This limit may increase to $20.0 million based on a borrowing base requirement, if we satisfy certain conditions. We did not meet the requirements to increase the borrowing limit to $20.0 million as of July 31, 2017, the most recent measurement date.
From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement requires that we maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets. We were in compliance with our covenants in the Credit Agreement as of December 31, 2017.
Each of our subsidiaries is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of our and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of September 30, 2017, the interest rate was 4.69%. We must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
Capital Spending
Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.5 million and $0.4 million for the nine-month periods ended December 31, 2017 and 2016, respectively. We plan to incur approximately $0.6 million in capital expenditures in fiscal 2018. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.

Backlog
Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog totaled $6.8 million and $7.3 million as of December 31, 2017 and March 31, 2017, respectively. We generally expect our backlog to be recognized as revenue within one year.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2017. For the three months ended December 31, 2017, there were no material changes in our accounting policies.
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
As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017, we identified the following material weaknesses that existed as of March 31, 2017 and continued to exist at December 31, 2017. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the material weaknesses described above, in consultation with management, our Chief Executive Officer and Chief Financial Officer have concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2017 and December 31, 2017, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
For the year ended March 31, 2017 and subsequent interim periods, we enhanced our closing procedures to ensure that, in all material respects, our financial statements are presented in conformity with GAAP and free of material misstatement as of and for the periods ended March 31, 2017 and December 31, 2017.

Plans for Remediation of March 31, 2017 Material Weaknesses

Our Board, our Audit & Finance Committee and management have identified additional resources to assist in the remediation effort and are developing and implementing new processes, procedures and internal controls to remediate the material weaknesses that existed in our internal control over financial reporting as it related to project cost accounting and the accounting close, and our disclosure controls and procedures, as of March 31, 2017 and December 31, 2017.

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

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls; and

•	Review and acceptance of completion of the remediation effort by executive management and the Audit & Finance Committee.

We have have taken or are in the process of taking the following steps toward implementation of the Remediation Plan:

•	Developed a regular method for the evaluation of actual project costs incurred against budgeted costs and for the communication of such costs and project status;

•	Revisited the method in which projects are reviewed and evaluated by the accounting department to ensure the accurate and timely recording of necessary adjustments;

•	Formalized and strengthened management review controls as they pertain to the accounting close;

•	Provided training to key process owners;

•	Enhanced information technology reporting capabilities, where possible, to ensure consistent, accurate data to support accounting close processes in a timely and efficient manner; and

•	Continue to refine documentation of policies and procedures related to project accounting, account reconciliations, and other key areas within the accounting close.

The Remediation Plan is being administered by our Chief Financial Officer and involves key leaders from across the organization. The Chief Financial Officer is providing regular updates on the status of the remediation to our Audit and Finance Committee. While progress has been made, we continue to refine the new and enhanced processes and controls, finalize revisions to policies and procedures and provide additional training to our employees. Furthermore, many of these enhanced processes and controls have not yet operated for a sufficient period of time to conclude they are operating effectively, therefore the material weaknesses may continue to exist.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the implementation of our Remediation Plans, as described above.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2018.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)