Form 10-K
period 2018-03-31
ORION ENERGY SYSTEMS, INC.
filed 2018-06-13
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $25,759,637.
As of May 31, 2018, there were 29,044,357 shares of the Registrant’s common stock outstanding.
______________________________
 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on September 6, 2018 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

ORION ENERGY SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2018

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that are based on Orion Energy Systems, Inc's ("Orion", "we", "us", "our" and similar references) beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A. of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	our ability to achieve our expected revenue growth, gross margin and other financial objectives in fiscal 2019 and beyond;

•	our ability to achieve profitability and positive cash flows;

•	our levels of cash and our limited borrowing capacity under our revolving line of credit;

•	the availability of additional debt financing and/or equity capital;

•	our ability to manage the ongoing decreases in the average selling prices of our products as a result of competitive pressures in the evolving light emitting diode ("LED") market;

•	our ability to manage our inventory and avoid inventory obsolescence in a rapidly evolving LED market;

•	our lack of major sources of recurring revenue and the potential consequences of the loss of one or more key customers or suppliers, including key contacts at such customers;

•	our ability to adapt to increasing convergence in the LED market;

•	our ability to differentiate our products in a highly competitive market;

•	the reduction or elimination of investments in, or incentives to adopt, LED lighting technologies;

•
our increasing emphasis on selling more of our products through third party distributors and sales agents, including our ability to attract and retain effective third party distributors and sales agents to execute our sales model;

•	our ability to develop and participate in new product and technology offerings or applications in a cost effective and timely manner;

•	the deterioration of market conditions, including our dependence on customers' capital budgets for sales of products and services;

•	our ability to complete and execute our strategy in a highly competitive market and our ability to respond successfully to market competition;

•	our increasing reliance on third parties for the manufacture and development of products and product components;

•	the market acceptance of our products and services;

•	our ability to realize expected cost savings from our cost reduction initiatives;

•	our failure to comply with the covenants in our revolving credit agreement;

•	our fluctuating quarterly results of operations as we continue to implement cost reductions, and continue to focus investing in our third party distribution sales channel;

•	our ability to recruit, hire and retain talented individuals in all disciplines of our company;

•	our ability to balance customer demand and production capacity;

•	our inability to timely and effectively remediate any material weakness in our internal controls and our failure to maintain an effective system of internal control over financial reporting;

•	price fluctuations, shortages or interruptions of component supplies and raw materials used to manufacture our products;

•	our ability to defend our patent portfolio;

•	a reduction in the price of electricity;

•	our ability to regain compliance with Nasdaq's minimum bid price rule;

•	the cost to comply with, and the effects of, any current and future government regulations, laws and policies; and

•	potential warranty claims in excess of our reserve estimates.

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
Overview
We provide enterprise-grade LED lighting and energy project solutions. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.
Our lighting products consist primarily of light emitting diode ("LED") lighting fixtures. Our principal customers include national account end-users, electrical distributors, energy service companies ("ESCOs") and electrical contractors. Currently, substantially all of our products are manufactured at our leased production facility located in Manitowoc, Wisconsin, although as the LED market continues to evolve, we are increasingly sourcing products and components from third parties in order to provide versatility in our product development.
We believe the market for lighting products has shifted to LED lighting systems, and that the customer base for our legacy high intensity fluorescent ("HIF") technology products will continue to decline. Compared to our legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the LED market. Although we continue to sell some lighting products using our legacy HIF technology, we do not build to stock HIF products and instead build to committed customer orders as received. We plan to maintain our primary focus on developing and selling innovative LED products.
We do not have long-term contracts with our customers that provide us with recurring revenue from period to period and we typically generate substantially all of our revenue from sales of lighting systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We typically sell our lighting systems in replacement of our customers’ existing fixtures. We call this replacement process a “retrofit". We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical contractors, electrical distributors, and ESCOs to sell to their own customer bases.
Our ability to achieve our desired revenue growth and profitability goals depends on our ability to effectively engage distribution and sales agents, develop recurring revenue streams, implement our cost reduction initiatives, and improve our marketing, new product development, project execution, customer service, margin enhancement and operating expense management, as well as other factors. In addition, the gross margins of our products can vary significantly depending upon the types of products we sell, with margins ranging from 15% to 50%. As a result, a change in the total mix of our sales among higher or lower margin products can cause our profitability to fluctuate from period to period.
Our executive leadership team has developed a fiscal year 2019 Strategic Plan to reflect our current business environment and the continuing opportunities and challenges of the LED and connected lighting marketplace. The overall goal of the plan is to grow, become more profitable and increase shareholder value, considering this environment as well as our current financial situation.
Management Restructuring and Focus on Profitability
In early fiscal 2018, our Board of Directors restructured our management team. As part of this restructuring, our Chief Executive Officer, John Scribante, left our Company and Mike Altschaefl, our then-current Board Chair, assumed the role of Chief Executive Officer. In addition, Scott Green, our then-current Executive Vice President, became our new Chief Operating Officer, with ongoing primary responsibility for improving our revenue generation. Mike Potts and Marc Meade, our then-current Executive Vice Presidents, remained in their positions and were assigned primary responsibility for substantially reducing our cost structure and for streamlining operations. Bill Hull remained in his position as Chief Financial Officer.
On August 30, 2017, Mike Potts retired as our Chief Risk Officer and Executive Vice President and continues to serve as a member of our Board of Directors and provides consulting services to us on an as needed basis.
Our market and product strategies have not changed. We have renewed our focus on sales channel execution, including a reduction in our cost structure. Our management team continues to implement its plan to achieve breakeven earnings (excluding employee separation costs) before interest, taxes, depreciation, and amortization, or EBITDA, through the implementation of the following cost reduction measures:

•	Constant monitoring and management of manufacturing overhead costs to ensure we continue to deliver strong gross margins amid an increasingly competitive market landscape;

•	Reduction of staff positions through a targeted reduction in existing headcount and judicious replacement of staff either retiring or resigning;

•	Reduced total compensation for our executive management and board of directors;

•	Reductions in operating expenses, including better control of legal spending, elimination of our racing program and removal of various non-critical back office programs and initiatives.
We believe that the cost reduction plan actions taken during fiscal 2018 resulted in annualized cost savings of approximately $6.0 million, which we expect to fully realize beginning in fiscal 2019. These cost reductions, coupled with our renewed focus on sales channel execution, will help to drive revenue growth and accelerate our path to profitability.
Reportable Segments
Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. We have three reportable segments: Orion U.S. Markets Division ("USM"), Orion Engineered Systems Division ("OES"), and Orion Distribution Services Division ("ODS").
For financial results by reportable segment, please refer to Note 17, "Segment Data" in our consolidated financial statements included in Item 8. of this Annual Report.
Orion U.S. Markets Division
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. During fiscal 2017 and 2018, a significant portion of the historic sales of this division migrated to distribution channel sales as a result of the implementation of our agent distribution strategy. The migrated sales are included in our ODS Division.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment expanded in fiscal 2017 and 2018 as a result of increased sales through distributors as we continue to develop our agent driven distribution strategy. This expansion includes the migration of customers from direct sales previously included in the USM division.
Our Market Opportunity
We provide enterprise-grade LED lighting and energy project solutions. We are primarily focused on providing commercial and industrial facilities lighting retrofit solutions in North America using solid-state LED technology. Although we continue to sell some lighting products using our legacy HIF technology, we believe the market for lighting products has shifted to LED lighting systems, and thus the customer base for our legacy HIF products will continue to decline. Compared to our legacy lighting systems, LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies.
Our products deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. We estimate that our energy management systems reduce our customers’ legacy lighting-related electricity costs by approximately 50% or greater, while increasing their quantity of light by approximately 50% to 80% and improving overall lighting quality when replacing traditional fixtures. Our customers with legacy lighting systems typically realize a one to four-year payback period from electricity cost savings generated by our lighting systems without considering utility incentives or government subsidies. We have sold and installed our lighting products in over 14,500 facilities across North America, representing approximately 2.2 billion square feet of commercial and industrial building space, including sales to 191 of the Fortune 500 companies.

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
Commercial office and retail. Our commercial office and retail market includes commercial office buildings, retail store fronts, government offices, schools, hospitals and other buildings with traditional 10 to 12 foot ceiling heights. The DOE estimates that there are approximately 987 million office "troffer" fixtures within the United States, which is a rectangular light fixture that fits into a modular dropped ceiling grid. We believe we have the opportunity to increase our revenue by serving this market with our LED Door Retrofit, or LDRTM, lighting solutions.
Area lighting. Our market for area lighting includes parking garages, surface lots, automobile dealerships and gas service stations. The DOE estimates that there are approximately 66 million area lighting fixtures within the United States and an additional 45 million roadway lighting fixtures in the United States.
Industrial applications. Our market for industrial facilities includes manufacturing facilities, distribution and warehouse facilities, government buildings and agricultural buildings. These facilities typically contain "high-bay" lighting fixtures. The DOE estimates that there are approximately 139 million low/high bay fixtures within the United States. We estimate that approximately 50% of this market still utilizes inefficient high intensity discharge ("HID") lighting technologies.
Commercial and industrial facilities in the United States employ a variety of lighting technologies, including HID, traditional fluorescents, LED and incandescent lighting fixtures. Our lighting systems typically replace less efficient HID and HIF fixtures. According to the Electric Power Research Institute, or EPRI, HID fixtures only convert approximately 36% of the energy they consume into visible light. We estimate our lighting systems generally reduce lighting-related electricity costs by approximately 50% or greater compared to HID fixtures, while increasing the quantity of light by approximately 50% to 80% and improving overall lighting quality.
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
Our Solution
50/50 Value Proposition. We estimate our LED lighting systems generally reduce lighting-related electricity costs by approximately 50% or greater, compared to legacy fixtures, while increasing the quantity of light by approximately 50% to 80% and improving overall lighting quality. In the commercial office and retail markets, we estimate our lighting systems generally reduce electricity costs by 50% or greater compared to legacy fixtures. From December 1, 2001 through March 31, 2018, we believe that the use of LED and HIF fixtures has saved our customers $4.2 billion in electricity costs and reduced their energy consumption by 54.6 billion kWh.
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
Rapid Payback Period. In most retrofit projects where we replace HID and HIF fixtures, our customers typically realize a one to four year payback period on our lighting systems. These returns are achieved without considering utility incentives or government subsidies (although subsidies and incentives are continually being made available to our customers and us in connection with the installation of our systems that further shorten payback periods).
Easy Installation, Implementation and Maintenance. Most of our fixtures are designed with a lightweight construction and modular plug-and-play architecture that allows for fast and easy installation and facilitates maintenance, which allows for easy integration of other components of our energy management system. Our office LED Troffer Door Retrofit ("LDRTM") products are designed to allow for a fast and easy installation without disrupting the ceiling space or the office workspace. We believe our system’s design reduces installation time and expense compared to other lighting solutions, which further improves our customers’ return on investment. We also believe that our use of standard components reduces our customers’ ongoing maintenance costs.
Expanded Product Offerings. We are committed to continue developing LED product offerings in all of the markets we serve. Our third generation of ISON® class of LED interior fixture delivers a market leading 214 lumens per watt. This advancement means our customers can get more light with less energy, and sometimes fewer fixtures, than with any other product on the market.

In fiscal 2017 and 2018, we launched a variety of new products, features and functionality targeting healthcare, food service, high and low temperature environments and other market segments. See "Products and Services" below.
Environmental Benefits. By allowing for the permanent reduction of electricity consumption, our energy management systems reduce indirect CO2 emissions that are a negative by-product of energy generation. We estimate that one of our LED lighting systems, when replacing a standard HID fixture, displaces 0.352 kW of electricity, which, based on information provided by the EPA, reduces a customer’s indirect CO2 emissions by approximately 1.5 tons per year. Based on these figures, we estimate that the use of our products has reduced indirect CO2 emissions by approximately 34.1 million tons through March 31, 2018.
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
Large and Growing Customer Base. We have developed a large and growing national customer base, and have installed our products in more than 14,500 commercial and industrial facilities across North America. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers. We intend to leverage our expertise in managing projects across multiple facilities within our new LED product markets, which now include new customer opportunities with banks, insurance companies, hospitals, fast food chains, retail storefronts, grocery and pharmacies.
Innovative Technology. We have developed a portfolio of 80 United States patents primarily covering various elements of our products. We believe these innovations allow our products to produce more light output per unit of input energy compared to our competition. We also have 21 patents pending that primarily cover various elements of our newly developed LED products and certain business methods. To complement our innovative energy management products, we have introduced integrated energy management services to provide our customers with a turnkey solution either at a single facility or across their North American facility footprints. Our demonstrated ability to innovate provides us with significant competitive advantages. Our lighting products offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID or traditional fluorescent fixtures. Beyond the benefits of our lighting fixtures, we believe that there is also an opportunity to utilize our system platform as a “digital” or “connected ceiling”, or a framework or network that can support the installation and integration of other business solutions on our digital platform. This anticipated potential growth opportunity is also known as the “Industrial Internet of Things” or IoT, and is still early in its development; however, we have already participated in a few compelling applications that deliver cost savings and efficiency in areas outside of lighting.
Expanded Sales and Distribution Network. In addition to selling directly to electrical distribution customers, we sell our lighting products and services to national accounts. We now have relationships with more than 200 resellers and distributors that are represented by a North American network of independent lighting agencies. As of the end of fiscal 2018, we had approximately 50 different lighting agencies representing us in substantially all of North America. We intend to continue to selectively build our sales network in the future, with a focus on geographic regions where we do not currently have a strong sales presence.
Our Growth Strategies
Expanded Sales Network and Salesforce. We believe that partnering with an agency sales force focused on providing technical product and sales support to our customers provides us with a greater potential for revenue growth. We sell our products in one of three ways: (i) directly with our relationships with our national account partners; (ii) indirectly through independent sales agencies and broadline North American distributors; and (iii) through wholesale contractors, including ESCOs and electrical contractors. During fiscal 2016, we engaged more than 18 manufacturer representative agencies to expand our reach with the broadline distributors and further enhance our ability to grow revenue. During fiscal 2017 and fiscal 2018, we engaged approximately 50 manufacturer representative agencies, covering substantially all of North America. At the end of fiscal 2018, we now have relationships with more than 200 resellers and distributors that are represented by a North American network of independent lighting agencies. We continue to expand our sales network and we are also maintaining our in-market sales force which generates revenue through our independent channels.
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
Products and Services
Our primary focus has been, and will continue to be, emphasizing our LED lighting fixtures. Currently, substantially all of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although as the LED market continues to evolve, we also source products and components from third parties in order to have versatility in our product development. We are focused on researching, developing and/or acquiring new innovative LED products and technologies for the retrofit markets, such as the LDRTM. We plan to focus our efforts on developing creative new LED retrofit products in order to offer our customers a variety of integrated energy management services, such as system design, project management and installation.
Products
The following is a description of our primary products:
The LED Troffer Door Retrofit (LDRTM): The LDRTM is designed to replace existing 4 foot by 2 foot and 2 foot by 2 foot fluorescent troffers that are frequently found in office or retail grid ceilings. Our LDRTM product is unique in that the LED optics and electronics are housed within the doorframe that allows for installation of the product in approximately one to two minutes. Our LDRTM product also provides reduced maintenance expenses based upon improved LED chips.
Interior LED High Bay Fixtures: Our LED interior high bay lighting products consist of our Harris high bay, ApolloTM high bay and ISON® high bay products. Our ISON® class of LED interior fixture offers a full package of premium features, including low total cost of ownership, optics that currently exceed competitors in terms of lumen package, delivered light, modularity and advanced thermal management. Our third generation of ISON® class of LED interior fixture delivers up to an exceptional 214 lumens per watt. This advancement means our customers can get more light with less energy, and sometimes fewer fixtures, compared to other products on the market. Our ApolloTM class of LED interior fixtures is designed for new construction and retrofit projects where initial cost is the largest factor in the purchase decision. Our Harris high bay is ideal for customers seeking a cost-effective solution to deliver energy savings and maintenance reductions. In addition, our LED interior lighting products are lightweight and easy to handle, which further reduces installation and maintenance costs and helps to build brand loyalty with electrical contractors and installers.
Smart Lighting Controls. We offer a broad array of smart building control systems that have either been developed by us under the InteLiteTM brand, or procured from third parties. These control systems provide both lighting control options (such as occupancy, daylight, or schedule control) and data intelligence capabilities for building managers to log, monitor, and analyze use of space, energy savings, and provide physical security of the space.
Other Products. We also offer our customers a variety of other LED, HIF, and induction fixtures to address their lighting and energy management needs, including fixtures designed for agribusinesses, parking lots, roadways, retail, mezzanine, outdoor applications and private label resale.
Warranty Policy. Our warranty policy generally provides for a limited one-year warranty on our HIF products and a limited five-year warranty on our LED products, although we do offer warranties ranging up to 10 years for certain LED products. Ballasts, lamps, drivers, LED chips and other electrical components are excluded from our standard warranty as they are covered by separate warranties offered by the original equipment manufacturers. We coordinate and process customer warranty inquiries and claims, including inquiries and claims relating to ballast and lamp components, through our customer service department.
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
Our Customers
We primarily target commercial, institutional and industrial customers who have warehousing, manufacturing, and office facilities. In fiscal 2018, two customers accounted for 11.7% and 10.8% of total revenue. In fiscal 2017 and fiscal 2016, there was no single customer that accounted for more than 10% of our total revenue.
Sales and Marketing
We believe that partnering with an agency sales force focused on providing technical product and sales support to our customers provides us with a greater potential for revenue growth. We sell our products in one of three ways: (i) directly with our relationships with our national account partners; (ii) indirectly through independent sales agencies and broadline North American distributors; and (iii) through wholesale contractors, including ESCOs and electrical contractors. Our ODS segment focuses on developing and expanding customer relationships with independent manufacturer’s agents and broadline distributors. During fiscal 2017 and fiscal 2018, we engaged approximately 50 manufacturer representative agencies to expand our reach with broadline distributors and further enhance our ability to increase our revenue. We attempt to leverage the customer relationships of these distributors to further extend the geographic scope of our selling efforts. We work cooperatively with our indirect channels through participation in national trade organizations and by providing training on our sales methodologies. We intend to continue to selectively expand our independent sales agent network, focusing on those geographic regions where we lack sufficient sales coverage.
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
There are a number of lighting fixture manufacturers that sell LED and HIF products that compete with our lighting product lines. Lighting companies such as Acuity Brands, Inc., Carmanah Technology Corporation, Energy Focus, Inc., Eaton Corporation plc, Cree, Inc., LSI Industries, Inc., Revolution Lighting Technologies Inc., TCP International Holdings, Inc., and Hubbell Incorporated are some of our main competitors within the commercial office, retail and industrial markets. We are also facing increased competition from manufacturers in low-cost countries.
We also face competition from companies who provide energy management services. Some of these competitors, such as Ameresco, Inc., Johnson Controls, Inc. and Honeywell International, provide basic systems and controls designed to further energy efficiency.
Intellectual Property
As of March 31, 2018, we had been issued 80 United States patents and have applied for 21 additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF and LED fixtures. Our patented LDRTM product allows for a significantly quicker installation when compared to competitor's commercial office lighting products. Our smart lighting controls allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.
We believe that our patent portfolio as a whole is material to our business. We also believe that our patents covering our ability to manage the thermal and optical performance of our LED and HIF lighting products are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects.

Backlog
Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Our backlog as of March 31, 2018 and March 31, 2017 totaled $3.3 million and $7.3 million, respectively.  We generally expect our backlog to be recognized as revenue within one year.
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
Our research and development expenditures were $1.9 million, $2.0 million and $1.7 million for fiscal years 2018, 2017 and 2016, respectively.
We operate research and development lab and test facilities in our Jacksonville, Florida and Manitowoc, Wisconsin locations.
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
Employees
As of March 31, 2018, we had 153 full-time and 61 temporary employees, of which 126 work in manufacturing. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike. We consider our relations with our employees to be good.

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
We have experienced net losses for the past five fiscal years. Generating net income and positive cash flows in the future will depend on our ability to successfully complete and execute our strategic plan and our previously announced cost reduction initiatives. There is no guarantee that we will be able to achieve profitability or positive cash flows in the future. Our inability to successfully achieve profitability and positive cash flows will likely result in our experiencing a serious liquidity deficiency and could threaten our viability.
Our financial performance is dependent on our ability to execute on our strategy, including implementing cost reduction initiatives, and achieve profitability.
Our ability to achieve our desired growth and profitability goals depends on our ability to effectively engage distribution and sales agents, develop recurring revenue streams, and improve our marketing, new product development, project execution, customer service, margin enhancement and operating expense management, as well as other factors. If we are unable to successfully execute in any of these areas or on our growth and profitability strategy, then our business and financial performance will likely be materially adversely affected.
We may not be able to obtain equity capital or debt financing necessary to fund our ongoing operations, effectively pursue our strategy and sustain our growth initiatives.
Our existing liquidity and capital resources may not be sufficient to allow us to fund our ongoing operations, effectively pursue our strategy or sustain our growth initiatives.  As of March 31, 2018, we had $9.4 million of cash and approximately $3.9 million of outstanding borrowings and only $0.1 million of remaining borrowing capacity available under our revolving credit facility, compared to $17.3 million of cash and approximately $6.6 million of outstanding borrowings and $0.2 million of remaining borrowing availability as of March 31, 2017. If we require additional capital resources, we may not be able to obtain sufficient equity capital and/or debt financing to allow us to continue our normal course of operations or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability to us of equity capital or debt financing on acceptable terms and conditions include:

•	Our current and future financial results and position.

•	The collateral availability and softening of our otherwise unsecured assets.

•	The market’s, investors and lenders' view of our company, industry and products.

•	The perception in the equity and debt markets of our ability to execute our business plan or achieve our operating results expectations.

•	The price, volatility and trading volume and history of our common stock.
Our inability to obtain the equity capital or debt financing necessary to fund our ongoing operations or pursue our strategies could force us to scale back our operations or our sales initiatives. If we are unable to pursue our strategy and sustain our growth initiatives, our business and operating results will be materially adversely affected.
Our financial performance is dependent on our ability to achieve growth in our average sales margins on our products.
The gross margins of our products can vary significantly, with margins ranging from 15% to 50%. While we continue to implement our strategy of transitioning to higher-margin products and reducing the material cost of our products, a change in the total mix of our sales toward lower margin products, a decrease in the margins on our products as a result of competitive pressures driving down the average selling price of our products, lower sales volumes and promotional programs to increase sales volumes could reduce our profitability and result in a material adverse effect on our business and financial performance. Furthermore, average selling prices may be negatively impacted by market over-supply conditions, product feature cannibalization by competitors or component providers, low-cost non-traditional sales methods by new market entrants, and comparison of our retrofit fixture products with replacement lamp equivalents.  In a competitive lighting industry, we must be able to innovate and release new products on a regular basis with features and benefits that generate increases in average selling price or average margins.

We operate in a highly competitive industry and, if we are unable to compete successfully, our revenue and profitability will be adversely affected.
We face strong competition primarily from manufacturers and distributors of energy management products and services, as well as from electrical contractors. We are also facing increased competition from manufacturers in low-cost countries. We compete primarily on the basis of customer relationships, price, quality, energy efficiency, customer service and marketing support. Our products are in direct competition with the expanding availability of LED products, HID technology, as well as HIF products and older fluorescent technology in the lighting systems retrofit market.
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
The success of our business depends upon our adaptation to the quickly changing market conditions in the lighting industry and on market acceptance of our lighting retrofit solutions using new LED technologies.
The market for lighting products has experienced a significant technology shift to LED lighting systems. As a result, we are focusing our business primarily on providing lighting retrofit solutions using new LED technologies in lieu of traditional HIF lighting upon which our business has historically relied. We are also looking at utilizing our system platform as a “digital” or “connected ceiling”, or a framework or network that can support the installation and integration of other business solutions on our digital platform.
As a result, our future success depends significantly upon the adoption rate of LED products within our primary markets and our ability to participate in this ongoing market trend. To be an effective participant in the growing LED market, we must keep up with the evolution of LED technology, which has been moving at a fast pace. We may be unable to successfully develop and market new LED products or services that keep pace with technological or industry changes, differentiate ourselves from our competition, satisfy changes in customer demands or comply with present or emerging government and industry regulations and technology standards. The development and introduction of new LED products may result in increased warranty expenses and other new product introduction expenses. In addition, we will likely continue to incur substantial costs to research and develop new LED products, which will increase our expenses, without guarantee that our new products and services will be commercially viable. We may also spend time and resources to develop and release new LED products only to discover that a competitor has also introduced similar new products with superior performance. Moreover, if new sources of lighting are developed, our current products and technologies could become less competitive or obsolete, which could result in reduced revenue, reduced earnings or increased losses and/or inventory and other impairment charges. Additionally, as the lighting retrofit market continues to shift to LED lighting products from HIF and other traditional lighting products, customer purchasing decisions have been delayed as they evaluate the relative advantages and disadvantages of the lighting retrofit product alternatives and wait for further decreases in the price of LED lighting products. These circumstances have led, and may continue to lead, to reduced revenue for us in the periods affected.
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
The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies could cause the growth in demand for our products to slow, which could materially and adversely affect our revenues, profits and margins.
Reductions in (including as a result of any budgetary constraints), or the elimination of, government investment and favorable energy policies designed to accelerate the adoption of LED lighting could result in decreased demand for our products and decrease our revenues, profits and margins. Further, if our products fail to qualify for any financial incentives or rebates provided by governmental agencies or utilities for which our competitors’ products qualify, such programs may diminish or eliminate our ability to compete by offering products at lower prices than ours.
We are increasing our emphasis on indirect distribution channels to sell our products and services. If we are unable to attract, incentivize and retain our third-party distributors and sales agents, or our distributors and sales agents do not sell our products and services at the levels expected, our revenues could decline and our costs could increase.
We have significantly expanded the number of our manufacturer representative agencies that sell our products through distributors, many of which are not exclusive, which means that these sales agents and distributors may sell other third-party products and services in direct competition with us. Since many of our competitors use sales agents and distributors to sell their products and services, competition for such agents and distributors is intense and may adversely affect our product pricing and gross margins. Additionally, due to mismanagement, industry trends, macro-economic developments, or other reasons, our sales agents and distributors may be unable to effectively sell our products at the levels desired or anticipated. In addition, we have historically relied on direct sales to sell our products, which were often made in competition with sales agents and distributors. In order to attract and form lasting partnerships with sales agents and distributors, we will be required to overcome our historical perception as a direct sales competitor. As a result, we may have difficulty attracting and retaining sales agents and distributors and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business.
We do not have major sources of recurring revenue and depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The loss of significant customers or a major customer could have an adverse effect on our operations.
We do not have long-term contracts with our customers that provide us with recurring revenue from period to period. As a result, we generate a substantial portion of our revenue by securing large retrofit and multi-facility roll-out projects from new and existing customers and our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 42%, 33%, and 37% respectively, of our total revenue for fiscal 2018, 2017 and 2016. In fiscal 2018, two customers accounted for 11.7% and 10.8% of total revenue. In fiscal 2017 and fiscal 2016, there was no single customer that accounted for more than 10% of our revenue. While we are making efforts to increase our sources of recurring revenue, we expect large retrofit and rollout projects to continue to remain a significant component of our total revenue. Additionally, commercial office lighting retrofits provide for single large project opportunities. As a result, we may continue to experience customer concentration in future periods. The loss of, or substantial reduction in sales to, any of our significant customers, or a major customer, could have a material adverse effect on our results of operations in any given future period.
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

Adverse conditions in the global economy have negatively impacted, and could in the future negatively impact, our customers, suppliers and business.
Global economic and political uncertainty has led many customers to adopt strategies for conserving cash, including limits on capital spending. Our lighting systems are often purchased as capital assets and therefore are subject to capital availability. Uncertainty around such availability has led customers to delay purchase decisions, which has elongated the duration of our sales cycles. Weak economic conditions in the past have adversely affected our customers’ capital budgets, purchasing decisions and facilities managers and, therefore, have adversely affected our results of operations. The return to a recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries and postponements of incoming orders. Our business and results of operations will be adversely affected to the extent these adverse economic conditions affect our customers’ purchasing decisions.
Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply.
We may be vulnerable to price increases for components or raw materials that we require for our products, including aluminum, copper, certain rare earth minerals, electronic drivers, chips, ballasts, power supplies and lamps. In particular, our cost of aluminum can be subject to commodity price fluctuation. We also source certain finished goods externally. Limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events, could impact costs, and future increases in the costs of these items could adversely affect our profitability, as there can be no assurance that future price increases will be successfully passed through to customers. Further, suppliers' inventories of certain components that our products require may be limited and are subject to acquisition by others. In the past, we have had to purchase quantities of certain components that are critical to our product manufacturing and were in excess of our estimated near-term requirements as a result of supplier delivery constraints and concerns over component availability, and we may need to do so in the future. As a result, we have had, and may need to continue, to devote additional working capital to support component and raw material inventory that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to provide for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any shortages or interruptions in supply of our components or raw materials could disrupt our operations. If any of these events occur, our results of operations and financial condition could be materially adversely affected.
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
Our ability to balance customer demand and capacity and increased employee turnover could negatively impact our business.
In addition, as customer demand for our products changes, we must be able to adjust our production capacity, including increasing or decreasing our employee workforce, to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, our ability to execute our operating plan could be adversely affected
We have, from time to time, experienced increased employee turnover. The increased turnover has resulted in the loss of numerous long-term employees, along with their institutional knowledge and expertise, and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. Such turnover has also placed a significant burden on our continuing employees, has resulted in higher recruiting expenses as we have sought to recruit and train employees, and introduced increased instability in our operations as responsibilities were reallocated to new or different employees. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees and reduce employee turnover, our operations and our ability to execute our operating plan could be adversely affected.
Our inability to attract and retain key employees, our reseller network or manufacturer representative agencies could adversely affect our operations and our ability to execute on our operating plan and growth strategy.
We rely upon the knowledge, experience and skills of key employees throughout our organization, particularly our senior management team and our sales group that require technical knowledge or contacts in, and knowledge of, the industry. In addition, our ability to attract talented new employees, particularly in our sales group, is also critical to our success. We also depend on our distribution channels and network of manufacturer representative agencies. If we are unable to attract and retain key employees, resellers, and manufacturer representative agencies because of competition or, in the case of employees, inadequate compensation or other factors, our results of operations and our ability to execute our operating plan could be adversely affected.
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
Our credit agreement with Wells Fargo Bank, National Association contains provisions that limit our future borrowing availability, and may from time to time require us to maintain a minimum fixed charge coverage ratio. The credit agreement also contains other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets.
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
Our information technology systems involve the storage of customers’ personal and proprietary information in our equipment, networks and corporate systems. Security breaches expose us to a risk of loss of this information, litigation and increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Security breaches or unauthorized access may in the future result in a combination of significant legal and financial exposure, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect upon our business. We take steps to prevent unauthorized access to our corporate systems, however, because the techniques used to obtain unauthorized access, disable or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security.
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
We have material weakness in our internal control over financial reporting; if we do not remedy the material weakness or if we fail to establish and maintain effective internal controls over financial reporting, our business and financial results could be harmed.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. As of March 31, 2018, March 31, 2017 and March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls were not effective due to certain identified material weaknesses. The material weakness identified as of March 31, 2017 was the result of operating ineffectiveness of controls related to management's review over the accounting close process, contract costs, and forecasts used to support certain fair value estimates. This material weakness was not fully remedied as of March 31, 2018 and therefore remains a material weakness as of that date. The material weaknesses identified as of March 31, 2016 were a result of our insufficient review of non-routine revenue transactions and the related accounting entries and were remediated during fiscal 2017. These material weaknesses were a result of our insufficient review of non-routine revenue transactions and the related accounting entries. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If the remedial measures implemented are determined to be insufficient to address our current material weakness, if we are unable to successfully remediate our current material weakness related to our accounting close process, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Our failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud, could result in a restatement of our financial statements, and could also cause a loss of investor confidence and decline in the market price of our common stock.

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
If our stock price does not increase, our common stock may be subject to delisting from the NASDAQ Capital Market.
Our common stock is currently listed on The NASDAQ Capital Market. Continued listing of a security on The NASDAQ Capital Market is conditioned upon compliance with certain continued listing requirements and continued listing standards set forth in the NASDAQ Listing Rules.
On November 28, 2017, we received written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC notifying us that we were is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market due to the shares of our common stock trading below the minimum bid price of $1.00 per share for a period of thirty (30) consecutive business days.
To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. We were unable to regain compliance with the minimum bid price requirement during the initial 180-day compliance period. On May 30, 2018, we were granted an additional 180-day compliance period following our written notification to NASDAQ of our intention to cure the deficiency during the second compliance period. If we fail to regain compliance during the second 180-day period, then NASDAQ will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel.
If we are unable to regain compliance with the minimum bid price requirement and our common stock is delisted from Nasdaq, this could, among other things, reduce the liquidity and trading price of our common stock, negatively impact our ability to raise additional funds and result in a loss of institutional investor interest.
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
In addition, our employment arrangements with senior management provide for severance payments and accelerated vesting of benefits, including accelerated vesting of stock options and restricted stock awards, upon a change of control and a subsequent qualifying termination. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby adversely affecting the market price of our common stock. These provisions may also discourage or prevent a change of control or result in a lower price per share paid to our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
On March 31, 2016, we entered into a purchase and sale agreement with a third party to sell and leaseback our manufacturing and distribution facility located in Manitowoc, Wisconsin. The transaction closed on June 30, 2016. Pursuant to the agreement, a lease was entered into on June 30, 2016, in which we are leasing approximately 197,000 square feet of the building for not less than three years. The lease contains options by either party to reduce the amount of leased space after March 1, 2017. On March 22, 2018, we renewed the lease for our manufacturing and distribution facility for an additional 18 months until December 31, 2020.
We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our leased Manitowoc manufacturing and distribution facility, of which we lease a portion to a third party. We also lease 10,500 square feet of office space in Jacksonville, Florida.
In fiscal 2018, we did not renew the leases for our 5,600 square foot of office space in Houston, Texas and our 3,100 square foot of office space in Chicago, Illinois. The leases terminate as of April 30, 2018 and May 31, 2018, respectively.
Facilities noted above are utilized by all our business segments.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on our future results of operations. In addition to ordinary-course litigation, we were a party to the proceedings described below.
On March 27, 2014, we were named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, a former chief executive officer who left the company in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleged, among other things, that we breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint sought, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper.
On January 11, 2018, a three-judge panel of the United States Court of Appeals Seventh Circuit unanimously affirmed the dismissal of all of the plaintiff’s claims against us. With the conclusion of this case during the fourth quarter of fiscal 2018, we released our loss contingency accrual of $1.4 million dollars, the impact of which is included in our general and administrative expenses on the face of our consolidated statement of operations.
On November 10, 2017, a purported shareholder, Stephen Narten, filed a civil lawsuit in the Circuit Court for Manitowoc County against those individuals who served on our Board of Directors during fiscal years 2015, 2016, and 2017 and certain current and former officers during the same period. The plaintiff, who purports to bring the suit derivatively on behalf of our company, alleged that the director defendants breached their fiduciary duties in connection with granting certain stock-based incentive awards under our 2004 Stock and Incentive Awards Plan and that the directors and current and former officers breached their fiduciary duties by accepting those awards.  On January 22, 2018, we moved to dismiss the lawsuit on the grounds that the complaint failed to state a claim upon which relief may be granted.  Subsequent to the end of fiscal 2018, the parties reached a settlement of the claims, filed a stipulation for dismissal of the case and the judge is expected to approve the settlement. The settlement did not, and will not, have a material impact on our results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of our Common Stock
Our common stock is currently listed on The NASDAQ Capital Market under the symbol “OESX”. The following table sets forth the range of high and low sales prices per share as reported on The NASDAQ Capital Market for the periods indicated.

	High	Low
Fiscal 2018
First Quarter	$1.95	$1.24
Second Quarter	$1.32	$0.85
Third Quarter	$1.08	$0.83
Fourth Quarter	$0.93	$0.77
Fiscal 2017
First Quarter	$1.55	$1.13
Second Quarter	$1.45	$1.18
Third Quarter	$2.49	$1.17
Fourth Quarter	$2.31	$1.76
Shareholders
As of May 31, 2018, there were approximately 216 record holders of the 29,044,357 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents shares outstanding under our 2003 Stock Option Plan, our 2004 Stock and Incentive Awards Incentive Plan, and our 2016 Omnibus Incentive Plan as of March 31, 2018.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options and Restricted Shares	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (1)
Equity Compensation plans approved by security holders	2,115,466	$2.01	601,064
Equity Compensation plans not approved by security holders	—	—	—
Total	2,115,466	$2.01	601,064

______________________________

(1)	Excludes shares reflected in the column titled “Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares”.

Issuer Purchase of Equity Securities
We did not purchase shares of our common stock during the fiscal fourth quarter ended March 31, 2018.
Unregistered Sales of Securities
We did not make any unregistered sales of our common stock during the year ended March 31, 2018 that were not previously disclosed in a Quarterly Report on form 10-Q or a current report on Form 8-K during such period.

Stock Price Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on March 31, 2013 through March 31, 2018, for (1) our common stock, (2) the Russell 2000 Index and (3) The NASDAQ Clean Edge Green Energy Index. Data for the Russell 2000 Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. The stock price performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

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

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$55,595	$66,224	$64,897	$65,881	$71,954
Service revenue	4,705	3,987	2,745	6,329	16,669
Total revenue	60,300	70,211	67,642	72,210	88,623
Cost of product revenue (1)(2)	41,415	49,630	49,630	68,388	54,423
Cost of service revenue	4,213	3,244	2,015	4,959	11,220
Total cost of revenue	45,628	52,874	51,645	73,347	65,643
Gross profit	14,672	17,337	15,997	(1,137)	22,980
General and administrative expenses (1)(3)	13,159	14,777	16,884	14,908	14,951
Impairment of assets (4)	710	250	6,023	—	—
Acquisition and integration related expenses (5)	—	—	—	47	819
Sales and marketing expenses (1) (6)	11,879	12,833	11,343	13,290	13,527
Research and development expenses (1) (7)	1,905	2,004	1,668	2,554	2,026
Loss from operations	(12,981)	(12,527)	(19,921)	(31,936)	(8,343)
Other income	248	215	—	—	—
Interest expense	(425)	(273)	(297)	(376)	(481)
Dividend and interest income	15	36	128	300	567
Loss before income tax	(13,143)	(12,549)	(20,090)	(32,012)	(8,257)
Income tax (benefit) expense (8)	(15)	(261)	36	49	(2,058)
Net loss and comprehensive loss	$(13,128)	$(12,288)	$(20,126)	$(32,061)	$(6,199)
Net loss per share attributable to common shareholders:
Basic	$(0.46)	$(0.44)	$(0.73)	$(1.43)	$(0.30)
Diluted	$(0.46)	$(0.44)	$(0.73)	$(1.43)	$(0.30)
Weighted-average shares outstanding:
Basic	28,784	28,156	27,628	22,353	20,988
Diluted	28,784	28,156	27,628	22,353	20,988
______________________________

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of product revenue	$12	$30	$36	$50	$70
General and administrative expenses	929	1,337	1,148	1,056	1,025
Sales and marketing expenses	155	139	235	360	485
Research and development expenses	6	99	43	33	13
Total stock-based compensation expense	$1,102	$1,605	$1,462	$1,499	$1,593

(2)
In fiscal 2018, includes expenses of $34 related to restructuring expense. In fiscal 2017, includes expenses of $2,209 related to an increase in inventory reserves and other inventory adjustments. In fiscal 2015, includes expenses of $12,130 related to the impairment of wireless control inventory, fixed assets and intangible assets.

(3) In fiscal 2018, includes a $1,822 restructuring expense and a $1,400 accrual for a loss contingency reversal. In fiscal 2016, includes a $1,400 loss contingency. In fiscal 2014, includes a $1,507 loss on the sale of a leased corporate jet.

(4)
In fiscal 2018, includes an intangible asset impairment of $710. In fiscal 2017, includes an intangible asset impairment of $250. In fiscal 2016, includes expenses of $4,409 related to the impairment of goodwill and $1,614 related to the write-down to fair value of the manufacturing facility.

(5)	In fiscal 2014, includes expenses of $515 related to the acquisition and integration of Harris.

(6)	In fiscal 2018, includes expenses of $211 related to restructuring.

(7)	In fiscal 2018, includes expenses of $79 related to restructuring.

(8)	In fiscal 2014, includes a $2,315 benefit for deferred tax liabilities created by the acquisition of Harris.
______________________________

	As of March 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$9,424	$17,307	$15,542	$20,002	$17,568
Short-term investments	—	—	—	—	470
Total assets	45,325	62,051	70,875	87,805	98,940
Long term borrowings	4,013	6,819	4,021	3,222	3,151
Shareholder notes receivable	—	(4)	(4)	(4)	(50)
Total shareholders’ equity	23,424	35,450	45,983	64,511	77,012

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2018. See also “Forward-Looking Statements” and Item 1A “Risk Factors”.
Overview
We provide enterprise-grade LED lighting and energy project solutions. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.
Our lighting products consist primarily of light emitting diode ("LED") lighting fixtures. Our principal customers include national account end-users, electrical distributors, energy service companies ("ESCOs") and electrical contractors. Currently, substantially all of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although as the LED market continues to evolve, we are increasingly sourcing products and components from third parties in order to provide versatility in our product development.
We believe the market for lighting products has shifted to LED lighting systems, and that the customer base for our legacy high intensity fluorescent ("HIF") technology products will continue to decline. Compared to our legacy lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by fluorescent or other legacy technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the LED market. Although we continue to sell some lighting products using our legacy HIF technology, we do not build to stock HIF products and instead build to committed customer orders as received. We plan to maintain our primary focus on developing and selling innovative LED products.
We do not have long-term contracts with our customers that provide us with recurring revenue from period to period and we typically generate substantially all of our revenue from sales of lighting systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We typically sell our lighting systems in replacement of our customers’ existing fixtures. We call this replacement process a "retrofit". We frequently engage our customer’s existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical contractors, electrical distributors, and ESCOs to sell to their own customer bases.
Our ability to achieve our desired revenue growth and profitability goals depends on our ability to effectively engage distribution and sales agents, develop recurring revenue streams, implement our cost reduction initiatives, and improve our marketing, new product development, project execution, customer service, margin enhancement and operating expense management, as well as other factors. In addition, the gross margins of our products can vary significantly depending upon the types of products we sell, with margins ranging from 15% to 50%. As a result, a change in the total mix of our sales among higher or lower margin products can cause our profitability to fluctuate from period to period.
Our fiscal year ends on March 31. We refer to our just completed fiscal year, which ended on March 31, 2018, as “fiscal 2018”, and our prior fiscal year which ended on March 31, 2017 as "fiscal 2017". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
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
Management Restructuring and Focus on Profitability
In early fiscal 2018, our Board of Directors restructured our management team. As part of this restructuring, our Chief Executive Officer, John Scribante, left our company and Mike Altschaefl, our then-current Board Chair, assumed the role of Chief Executive Officer. In addition, Scott Green, our then-current Executive Vice President, became our new Chief Operating Officer, with ongoing primary responsibility for improving our revenue generation. Mike Potts and Marc Meade, our then-current Executive Vice Presidents, remained in their positions and were assigned primary responsibility for substantially reducing our cost structure and for streamlining operations. Bill Hull remained in his position as Chief Financial Officer.
On August 30, 2017, Mike Potts retired as our Chief Risk Officer and Executive Vice President and continues to serve as a member of our Board of Directors and provides consulting services to us on an as needed basis.
Our market and product strategies have not changed. We have renewed our focus on sales channel execution, and implemented a reduction in our cost structure. Our management team continues to implement its plan to achieve breakeven earnings (excluding employee separation costs) before interest, taxes, depreciation, and amortization, or EBITDA, through the implementation of the following cost reduction measures:

•	Constant monitoring and management of manufacturing overhead costs to ensure we continue to deliver strong gross margins amid an increasingly competitive market landscape;

•	Reduction of staff positions through a targeted reduction in existing headcount;

•	Reduced total compensation of our executive management and board of directors;

•	Reductions in operating expenses, including better control of legal spending, elimination of our racing program and removal of various non-critical back office programs and initiatives.
We believe that our cost reduction plan taken during fiscal 2018 resulted in annualized cost savings of approximately $6.0 million, which we expect to be fully recognized beginning in fiscal 2019. These cost reductions, coupled with our renewed focus on sales channel execution, will help to drive revenue growth and accelerate our path to profitability.
During fiscal 2018, we executed on this cost reduction plan by entering into separation agreements with multiple employees and recognized $2.1 million of expense in fiscal 2018 in employee separation related costs. Our restructuring expense for fiscal 2018 is reflected within our consolidated statements of operations as follows (dollars in thousands):

Year Ended March 31,
2018
Cost of product revenue	$34
General and administrative	1,822
Sales and marketing	211
Research and development	79
Total	$2,146
Total restructuring expense by segment was recorded as follows (dollars in thousands):

Year Ended March 31,
2018
Orion Distribution Systems	$117
Corporate and Other	2,029
Total	$2,146
We recorded no restructuring expense to the Orion U.S. Markets or Orion Engineered Systems segments.
Cash payments for employee separation costs in connection with our reorganization and cost reduction plan were $1.8 million for fiscal 2018. The remaining reorganization of business accruals as of March 31, 2018 were $0.3 million, of which $0.2 million relates to employee separation costs that are expected to be paid within one year. The remaining accrual of $0.1 million represents post-retirement medical benefits for one former employee which will be paid over several years.
Impairment of Intangible Assets
During the second quarter of fiscal 2018, we reviewed our definite and indefinite lived assets for impairment as a result of our lower than anticipated operating results and forecast revisions. As a result of these assessments, we determined that the carrying value of our indefinite lived intangible asset related to the Harris trade name exceeded the asset’s fair value. As a result, we recorded an impairment charge of $0.7 million. A change in these assumptions or a change in circumstances could result in an additional impairment charge in a future period.
Fiscal 2019 Outlook
Despite lower than anticipated results for fiscal year ended March 31, 2018, we remain optimistic about our near-term and long-term financial performance. Our executive leadership team has developed a fiscal 2019 strategic plan to reflect our current business environment and the continuing opportunities and challenges of the LED and connected lighting marketplace. The overall goal of the plan is to grow, become more profitable and increase shareholder value, considering this environment as well as our current financial situation.
Our outlook for fiscal 2019 is positive as we believe that the following factors will directly or indirectly drive customer spending on lighting solutions:

•	LED adoption continues to grow in all sectors;

•	Commercial and industrial sentiment remains strong;

•	Utility incentives continue to be available and are increasing as a percent of project costs in many areas;

•	Capital spending is increasing;

•	Business profits are increasing; and

•	Consumer spending remains strong.
Beyond the benefits of our lighting fixtures, we believe that there is also an opportunity to utilize our system platform as a “digital” or “connected ceiling”, or a framework or network that can support the installation and integration of other business solutions on our digital platform. This anticipated potential growth opportunity is also known as the “Industrial Internet of Things” or IoT, and is still early in its development; however, we have already participated in a few compelling applications that deliver cost savings and efficiency in areas outside of lighting.

Results of Operations: Fiscal 2018 versus Fiscal 2017
The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2018	2017		2018	2017
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$55,595	$66,224	(16.1)%	92.2%	94.3%
Service revenue	4,705	3,987	18.0%	7.8%	5.7%
Total revenue	60,300	70,211	(14.1)%	100.0%	100.0%
Cost of product revenue	41,415	49,630	(16.6)%	68.7%	70.7%
Cost of service revenue	4,213	3,244	29.9%	7.0%	4.6%
Total cost of revenue	45,628	52,874	(13.7)%	75.7%	75.3%
Gross profit	14,672	17,337	(15.4)%	24.3%	24.7%
General and administrative expenses	13,159	14,777	(10.9)%	21.8%	21.0%
Impairment of assets	710	250	NM	1.2%	0.3%
Sales and marketing expenses	11,879	12,833	(7.4)%	19.7%	18.3%
Research and development expenses	1,905	2,004	(4.9)%	3.1%	2.9%
Loss from operations	(12,981)	(12,527)	(3.6)%	(21.5)%	(17.8)%
Other income	248	215	15.3%	0.4%	0.3%
Interest expense	(425)	(273)	55.7%	(0.7)%	(0.4)%
Interest income	15	36	(58.3)%	—%	—%
Loss before income tax	(13,143)	(12,549)	(4.7)%	(21.8)%	(17.9)%
Income tax (benefit) expense	(15)	(261)	NM	—%	(0.4)%
Net loss and comprehensive loss	$(13,128)	$(12,288)	(6.8)%	(21.8)%	(17.5)%
*NM = Not Meaningful
Revenue. Product revenue decreased 16.1%, or $10.6 million, for fiscal 2018 versus fiscal 2017. The decrease in product revenue was primarily a result of the continued decline in fluorescent product sales, $6.5 million year over year, and a decrease of $3.9 million in LED lighting revenue. LED lighting revenue decreased 6.2% from $53.1 million in fiscal 2017 to $49.8 million in fiscal 2018, primarily as a result of a decrease in our LED Troffer Door Retrofit product as well as the impact of our transition of our distribution sales channel to an agent driven model. Service revenue increased 18.0%, or $0.7 million, primarily due to the timing of installation projects in fiscal 2018 compared to fiscal 2017. Total revenue decreased by 14.1%, or $9.9 million, due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue decreased 16.6%, or $8.2 million, in fiscal 2018 versus the comparable period in fiscal 2017 primarily due to the decline in sales and the resulting lower overhead absorption compared to the prior year period. Cost of service revenue increased 29.9%, or $1.0 million, in fiscal 2018 versus fiscal 2017 primarily due to the timing of completion and costs on large projects. Gross margin decreased from 24.7% of revenue in fiscal 2017 to 24.3% in fiscal 2018. Our product gross margin decreased as a result of under-absorption within our manufacturing facility and an increase in sales of products sourced from third party manufacturers.
Operating Expenses
General and Administrative. General and administrative expenses decreased 10.9%, or $1.6 million, in fiscal 2018 compared to fiscal 2017, primarily due to decreases in employee costs of $1.6 million due to headcount reductions, the release of a loss contingency reserve for $1.4 million, and a decrease in amortization of $0.3 due to a lower intangible balance, partially offset by employee separation costs of $1.8 million. The decrease in employee costs of $1.6 million included the reduction of stock-based compensation expense of $0.4 million. Excluding the employee separation costs and the loss contingency release, general and administrative expenses decreased $2.0 million, or 13.8%.

Impairment of assets. During fiscal 2018 and fiscal 2017, we performed a review of our definite and indefinite-lived tangible and intangible assets for impairment. In conjunction with this review, we determined that the carrying value of our Harris trade name intangible asset exceeded its fair value. As a result, we recorded an impairment charge of $0.7 million and $0.3 million, respectively in fiscal 2018 and fiscal 2017.
Sales and Marketing. Our sales and marketing expenses decreased 7.4%, or $0.9 million, in fiscal 2018 compared to fiscal 2017. The decrease was primarily due to lower employee costs and reduced consulting and professional fees related to special events and field sales, partially offset by $0.2 million in employee separation costs.
Research and Development. Research and development expenses decreased by 4.9%, or $0.1 million in fiscal 2018 compared to fiscal 2017 primarily due to a decreased testing and supply costs, partially offset by $0.1 million in employee separation costs.
Other income. Other income in fiscal 2018 and fiscal 2017 represented product royalties received from licensing agreements for our patents.
Interest Expense. Interest expense in fiscal 2018 increased by 55.7%, or $0.1 million, from fiscal 2017. The increase in interest expense was due to increased third party financing costs.
Interest Income. Interest income in fiscal 2018 decreased by 58.3%, or twenty-one thousand dollars, from fiscal 2017. Our interest income decreased as a result of the continued run-off legacy customer financed projects.
Income Taxes. Income tax benefit in fiscal 2018 decreased $0.2 million from fiscal 2017. In fiscal 2017, we received refunds from previously filed tax returns and reversed a valuation allowance resulting in a tax benefit in fiscal 2017. In fiscal 2018 we received refunds from previously filed tax returns. Both periods include income tax expense for minimum state tax liabilities. In fiscal 2018, the impact of the Tax Cuts and Jobs Act on tax expense was immaterial due to the full valuation allowance.
Results of Operations: Fiscal 2017 versus Fiscal 2016
The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2017	2016		2017	2016
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$66,224	$64,897	2.0%	94.3%	95.9%
Service revenue	3,987	2,745	45.2%	5.7%	4.1%
Total revenue	70,211	67,642	3.8%	100.0%	100.0%
Cost of product revenue	49,630	49,630	—%	70.7%	73.4%
Cost of service revenue	3,244	2,015	61.0%	4.6%	3.0%
Total cost of revenue	52,874	51,645	2.4%	75.3%	76.4%
Gross profit	17,337	15,997	8.4%	24.7%	23.6%
General and administrative expenses	14,777	16,884	(12.5)%	21.0%	25.0%
Impairment of assets	250	6,023	NM	0.3%	8.9%
Sales and marketing expenses	12,833	11,343	13.1%	18.3%	16.8%
Research and development expenses	2,004	1,668	20.1%	2.9%	2.4%
Loss from operations	(12,527)	(19,921)	37.1%	(17.8)%	(29.5)%
Other income	215	—	NM	0.3%	—%
Interest expense	(273)	(297)	8.1%	(0.4)%	(0.4)%
Interest income	36	128	(71.9)%	—%	0.2%
Loss before income tax	(12,549)	(20,090)	37.5%	(17.9)%	(29.7)%
Income tax (benefit) expense	(261)	36	NM	(0.4)%	0.1%
Net loss and comprehensive loss	$(12,288)	$(20,126)	38.9%	(17.5)%	(29.8)%
Revenue. Product revenue increased 2.0%, or $1.3 million. The increase in product revenue in fiscal 2017 was primarily a result of strengthening sales volume of LED fixtures and sales of new products introduced during the year. Our increase in product revenue was partially offset by negative impacts resulting from the transition of our distribution sales channel to an agent driven model, that did not gain traction until late in the second quarter of fiscal 2017. LED lighting revenue increased by 16.3% to $53.1 million in fiscal 2017 as compared to $45.7 million in fiscal 2016. Service revenue increased 45.2%, or $1.2 million, primarily due to more installation project revenue in fiscal 2017 when compared to fiscal 2016. Total revenue increased by 3.8%, or $2.6 million, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Our cost of product revenue remained the same although fiscal 2017 had higher sales and better absorption. Our fiscal 2017 gross margin includes the adverse impact of $2.2 million of charges to increase the inventory reserve by $1.7 million and an adjustment to write off supplies inventory of $0.5 million. The increase to the reserve reflects a growing customer preference for higher performing LED lighting technologies and the related slowdown in demand for lower priced earlier generation solutions. Our cost of service revenue increased 61.0%, or $1.2 million in fiscal 2017 versus fiscal 2016 primarily due to additional costs associated with our increased service revenue in fiscal 2017. Gross margin increased from 23.6% of revenue in fiscal 2016 to 24.7% in fiscal 2017. Lighting gross margin was positively impacted by a favorable mix of higher-priced and higher-margin LED high bay fixtures, better absorption due to higher volumes, negotiated price decreases for lighting components, and the benefits of our cost containment initiatives.
Operating Expenses
General and Administrative. Our general and administrative expenses decreased 12.5%, or $2.1 million, in fiscal 2017 primarily due to a reduction in legal costs, depreciation and amortization expense, offset by increases in employee costs, stock compensation, auditing and consulting expenses.
Impairment of assets. We performed an impairment test as of March 31, 2017 due to a triggering event for our indefinite-lived intangible asset. As a result of this impairment test, we determined that $0.3 million of our intangible asset for the Harris trade name was impaired. In 2016, we performed our annual goodwill impairment test in the fourth quarter and we determined that the entire amount of our recorded goodwill of $4.4 million was impaired. Also in fiscal 2016, our long-lived assets related to the pending sale and leaseback of our manufacturing facility were impaired by $1.6 million to properly represent the fair value of the property being sold.
Sales and Marketing. Our sales and marketing expenses increased 13.1%, or $1.5 million, in fiscal 2017 compared to fiscal 2016. The increase was primarily due to increased commissions related to our agency channel and rebranding costs, offset by a reduction in bad debt expense incurred in fiscal 2017 when compared to fiscal 2016.
Research and Development. Our research and development expenses increased 20.1% or $0.3 million, in fiscal 2017 primarily due to our investment in product innovation related to new product development.
Other income. Other income in fiscal 2017 represented product royalties received from licensing agreements for our patents.
Interest Expense. Our interest expense in fiscal 2017 decreased by 8.1% or $24,000 from fiscal 2016. The reduction in interest expense is attributable to the decrease in our outstanding debt.
Interest Income. Our interest income in fiscal 2017 decreased by 71.9% or $0.1 million from fiscal 2016. Our interest income decreased due to an increase in customers opting to utilize outside third party finance providers.
Income Taxes. Our income tax benefit decreased $0.3 million from fiscal 2017. In fiscal 2017, we received refunds from previously filed tax returns and reversed a valuation allowance resulting in a tax benefit in fiscal 2017. Our income tax expense is typically due to changes in expected minimum state tax liabilities.
U.S. Markets Division
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. During fiscal 2017 and fiscal 2018, a significant portion of the historic sales of this division have migrated to distribution channel sales as a result of the implementation of our agent distribution strategy. The migrated sales are included in our ODS Division.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the year ended March 31,
	2018	2017	2016
Revenues	$8,567	$17,852	$38,841
Operating loss	$(3,123)	$(1,357)	$(4,958)
Operating margin	(36.5)%	(7.6)%	(12.8)%

Fiscal 2018 Compared to Fiscal 2017
USM segment revenue decreased from fiscal 2017 by 52.0%, or $9.3 million. The decrease in revenue during fiscal 2018 compared to fiscal 2017 included the continued transition to our distribution sales model through the migration of sales to our ODS segment. Sales made through independent manufacturer representative agents are reflected within our ODS segment. The decrease also reflects a $1.3 million decline in sales to select large direct customers.
The USM segment’s operating loss increased $1.8 million in fiscal 2018 as compared to fiscal 2017. The segment's operating loss was the result of the significant decline in sales due to the migration of customers to the distribution sales channel resulting in lost operating expense leverage and an intangible asset impairment in the second quarter of fiscal 2018 of $0.2 million.
Fiscal 2017 Compared to Fiscal 2016
USM segment revenue decreased from fiscal 2016 by 54.0%, or $21.0 million. The decrease in revenue during fiscal 2017 compared to fiscal 2016 was primarily due to our transition to more sales through manufacturer representative agents. These sales are now reflected within ODS.
USM segment operating loss improved from fiscal 2016 by 72.6%, or $3.6 million. The decrease in operating loss in fiscal 2017 was primarily due to the non-recurrence of costs associated with the segment's fiscal 2016 goodwill impairment charge of $2.4 million and fiscal 2016 fixed asset impairment charge of $0.7 million.
Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the year ended March 31,
	2018	2017	2016
Revenues	$23,827	$29,501	$26,325
Operating income (loss)	$(3,792)	$(3,647)	$(6,982)
Operating margin	(15.9)%	(12.4)%	(26.5)%
Fiscal 2018 Compared to Fiscal 2017
OES revenue decreased in fiscal 2018 by 19.2%, or $5.7 million, compared to fiscal 2017 primarily as a result of the timing of delivery of our turnkey projects and reduced florescent purchases by a large retail customer.
OES segment operating loss in fiscal 2018 increased by $0.1 million from fiscal 2017. The segment's operating loss was the result of the decline in sales resulting in lost operating leverage and an intangible asset impairment in the second quarter of fiscal 2018 of $0.5 million.
Fiscal 2017 Compared to Fiscal 2016
OES revenue increased in fiscal 2017 by 12.1%, or $3.2 million compared to fiscal 2016. This increase in revenue was primarily driven by an increase in lighting revenue due to an increase in customer capital spending within the manufacturing and industrial sector. OES completed more turnkey jobs in fiscal 2017 when compared to fiscal 2016
OES segment operating loss decreased 47.8%, or $3.3 million from fiscal 2017 compared to fiscal 2016. The decreased loss was due to improvements to fiscal 2017 revenues and increases in gross margin related to cost decreases on LED components. The decrease in operating loss was also due to non-recurrence of the segment's fiscal 2016 goodwill impairment charge of $2.0 million and fiscal 2016 fixed asset impairment charge of $0.8 million.
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment has expanded in fiscal 2017 and fiscal 2018 as a result of increased sales through distributors as Orion continues to develop its agent distribution strategy. This expansion includes the migration of customers from direct sales previously included in the USM division.

The following table summarizes our ODS segment operating results (dollars in thousands):

	For the year ended March 31,
	2018	2017	2016
Revenues	27,906	22,858	2,476
Operating loss	(325)	(927)	(632)
Operating margin	(1.2)%	(4.1)%	(25.5)%
Fiscal 2018 Compared to Fiscal 2017
ODS segment revenue increased in fiscal 2018 from fiscal 2017 by $5.0 million. The increase in revenue was primarily due to our transition to a distribution channel sales model migrating direct sales through our manufacturer representative agents. In addition, ODS revenue grew as a result of our expanding manufacturer representative agencies and the continued ramp of sales through these agencies. The total number of manufacturer representative agencies were approximately 50 in fiscal 2017 and fiscal 2018.
ODS segment operating loss decreased by $0.6 million in fiscal 2018 compared to fiscal 2017, primarily due to a decrease in selling expenses.
Fiscal 2017 Compared to Fiscal 2016
ODS segment revenue increased in fiscal 2017 from fiscal 2016 by $20.4 million. The increase in revenue in fiscal 2017 was due to our transition from ESCOs to distribution channel sales through manufacturer representative agents expanding our customer base. Sales further increased due to the shift of customers from the USM division to this division as a result of our transition to the distribution model.
ODS segment operating loss increased by 46.7%, or $0.3 million in fiscal 2017. The operating loss increase was minimized by our continued investment in selling costs and increasing commission expenses due to our manufacturer representative agents as we complete our selling channel transition.
Liquidity and Capital Resources
Overview
We had $9.4 million in cash and cash equivalents as of March 31, 2018, compared to $17.3 million at March 31, 2017. Our cash position decreased primarily as a result of our net loss, separation payments to terminated employees in conjunction with our management reorganization and cost reduction initiatives, and the net repayment of $2.7 million on our revolving credit facility.
In February 2015, we entered into a credit and security agreement ("Credit Agreement") with Wells Fargo Bank, National Association. In fiscal 2017, we amended the Credit Agreement to extend the maturity date to February 6, 2019 and eliminate a $5.0 million excess availability reserve that had limited the amount available to be drawn under the Credit Agreement by such amount. In fiscal 2018, we again amended the Credit Agreement to extend the maturity date to February 6, 2021. The Credit Agreement provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of March 31, 2018, our borrowing base was approximately $4.0 million. Borrowings under the Credit Agreement outstanding as of March 31, 2018, amounted to approximately $3.9 million. As a result, we estimate that as of March 31, 2018, we were eligible to borrow an additional $0.1 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit.
Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost reduction initiatives, working capital management, capital expenditures, pending or future litigation results and cost containment measures. In addition, we tend to experience high working capital costs when we increase sales from existing levels. Based on our current expectations, while we anticipate realizing improved operating results in the future, we also currently believe that we may experience negative working capital cash flows during some interim periods.
While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements during the next 12 months based on our current cash flow forecast, there can be no assurance to that effect. We are pursuing various alternative sources of liquidity, including exploring a sale or mortgage of our tech center office building, to help ensure that we will have the best allocation of investing capital to satisfy our working capital needs. We are also implementing certain inventory management practices that we anticipate will help to reduce our inventory levels and enhance our cash position. If we experience significant liquidity constraints, we may be required to reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.

In February 2017, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we currently have the flexibility to publicly offer and sell from time to time up to $75.0 million of debt and/or equity securities, although, we are currently limited to selling an amount of securities equal to one-third of our public float on such registration statement. The filing of the shelf registration statement may help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.
On November 28, 2017, we received written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC notifying us that we were is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market due to the shares of our common stock trading below the minimum bid price of $1.00 per share for a period of thirty (30) consecutive business days.
To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. We were unable to regain compliance with the minimum bid price requirement during the initial 180-day compliance period. On May 30, 2018, we were granted an additional 180-day compliance period following our written notification to NASDAQ of our intention to cure the deficiency during the second compliance period. If we fail to regain compliance during the second 180-day period, then NASDAQ will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel. We would remain listed on Nasdaq pending the hearings panel’s decision. There can be no assurance that, if we do appeal any delisting determination by Nasdaq to the hearings panel, that such appeal would be successful.
We intend to continue to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.
Cash Flows
The following table summarizes our cash flows for our fiscal 2018, fiscal 2017 and fiscal 2016:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(in thousands)
Operating activities	$(4,415)	$(1,903)	$(3,473)
Investing activities	(585)	1,649	(372)
Financing activities	(2,883)	2,019	(615)
(Decrease) increase in cash and cash equivalents	$(7,883)	$1,765	$(4,460)
Cash Flows Related to Operating Activities. Cash provided by or used in operating activities primarily consisted of a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, provisions for reserves, and the effect of changes in working capital and other activities.
Cash used in operating activities for fiscal 2018 was $4.4 million and consisted of a net loss adjusted for non-cash expense items of $8.1 million and net cash provided by changes in operating assets and liabilities of $3.7 million. Cash used by changes in operating assets and liabilities consisted of a decrease of $1.7 million in accrued expenses and other primarily due to the timing of payment of commissions and lower accrued bonuses in the current fiscal year, a decrease of $0.1 million in deferred revenue due to the timing of project completion and a decrease of $0.1 million in deferred contract costs due to the timing of project completions. Cash provided by changes in operating assets and liabilities included a decrease of $0.4 million in accounts receivable due to the decline in sales and the timing of customer collections, a decrease in inventory of $4.7 million as a result of increased focus on inventory management in consideration of the lower sales volume, a decrease of $0.5 million in prepaid and other assets primarily due to the timing of project billings, and a negligible decrease in accounts payable.
Cash used in operating activities for fiscal 2017 was $1.9 million and consisted of net cash provided by changes in operating assets and liabilities of $3.7 million and a net loss adjusted for non-cash expense items of $5.6 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $1.7 million in accounts receivable due to the timing of collections from customers, a decrease in inventory of $1.2 million due to decreasing inventory prices, a decrease in prepaid expenses and other assets of $2.1 million due to project billings that decreased unbilled revenue and an increase in deferred revenue of $0.3 million. Cash used by changes in operating assets and liabilities included an increase in deferred contract costs of $0.9 million due to projects still in process, a decrease in accounts payable of $0.1 million due to the increase in purchases to support our anticipated growth in lighting product revenue, and decrease in accrued expenses and other of $0.6 million for increased commissions as a result of Orion’s distribution model changes.

Cash used in operating activities for fiscal 2016 was $3.5 million and consisted of net cash provided by changes in operating assets and liabilities of $3.6 million and a net loss adjusted for non-cash expense items of $7.1 million. Cash provided by changes in operating assets and liabilities consisted of a decrease of $7.1 million in accounts receivable due to the increase in lighting revenue and collections from customers, an increase in accounts payable of $0.7 million due to the increase in inventory purchases to support our growth in lighting product revenue during fiscal 2016, an increase of $1.8 million in accrued expenses due to a loss contingency reserve and accrued project installation costs, and a decrease in deferred contract costs of $0.1 million due to the completion of solar projects. Cash used by changes in operating assets and liabilities included an increase of $3.2 million in inventory due to the increase in purchases to support our anticipated growth in lighting product revenue, an increase in prepaid and other assets of $2.6 million for project billings that increased unbilled revenue, and a decrease in deferred revenue of $0.3 million due to project completions.
Cash Flows Related to Investing Activities. Cash used by investing activities was $0.6 million in fiscal 2018 which consisted of purchases of property and equipment of $0.5 million and investment in patents and licenses of $0.1 million.
Cash provided by investing activities was $1.6 million in fiscal 2017 which consisted of spend of $0.7 million for capital expenditures and $0.3 million of investment in patents, offset by $2.6 million of proceeds from the sale of the Manitowoc manufacturing facility.
Cash used in investing activities was $0.4 million in fiscal 2016 that consisted of $0.4 million for capital improvements related to LED production. Cash provided by investing activities in fiscal 2016 included $35,000 related to the sale of property, plant, and equipment.
Cash Flows Related to Financing Activities. Cash used in financing activities was $2.9 million for fiscal 2018 and was due almost entirely to the net repayment of our revolving credit facility.
Cash provided by financing activities was $2.0 million for fiscal 2017. This included net proceeds from the revolving credit facility of $2.9 million, offset by $0.9 million in cash used for the repayment of long-term debt and $11,000 for stock option related tax settlements.
Cash used in financing activities was $0.6 million for fiscal 2016. This included $1.9 million cash used for the repayment of long-term debt, partially offset by $1.2 million of net proceeds from our Credit Facility and $0.1 million received from stock option exercises.
Working Capital
Our net working capital as of March 31, 2018 was $13.0 million, consisting of $29.4 million in current assets and $16.4 million in current liabilities. Our net working capital as of March 31, 2017 was $25.5 million, consisting of $43.9 million in current assets and $18.4 in current liabilities. Our current accounts receivable balance decreased by $0.4 million from the fiscal 2017 year-end due to the decline in sales and the timing of customer collections. Our inventory decreased from the fiscal 2017 year-end by $5.8 million due to continued management of purchasing activities and inventory management initiatives. Our prepaid and other current assets decreased by $0.4 million due to a decrease in unbilled revenue as a result of the timing of customer billings. Our accounts payable remained relatively flat compared to fiscal 2017 year-end. Our accrued expenses decreased from our fiscal 2017 year-end by $1.8 million due to the payment of commissions and a decrease in accrued bonuses in the current fiscal year.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
We have an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of March 31, 2018 our borrowing base was approximately $4.0 million. The Credit Facility has a maturity date of February 6, 2021 and includes a $2.0 million sublimit for the issuance of letters of credit. As of March 31, 2018, we had no outstanding letters of credit. Borrowings outstanding as of March 31, 2018, amounted to approximately $3.9 million and are included in non-current liabilities in the accompanying consolidated balance sheet. We estimate that as of March 31, 2018, we were eligible to borrow an additional $0.1 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Subject in each case to our applicable borrowing base limitations, the Credit Agreement otherwise provides for a $15.0 million Credit Facility. This limit may increase up to $20.0 million, subject to a borrowing base requirement, if we satisfy certain conditions. We did not meet the requirements to increase the borrowing limit to $20.0 million as of July 31, 2017, the most recent measurement date.

From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement requires that we maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets. We were in compliance with our covenants in the Credit Agreement as of March 31, 2018.
Each of our subsidiaries is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of our and each subsidiary’s personal property (excluding various assets relating to customer OTAs) and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of March 31, 2018, the interest rate was 5.31%. Orion must pay an unused line fee of 0.25%per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
Capital Spending
Over the past three fiscal years, we have made capital expenditures primarily for production equipment and tooling, for information technology systems, and for general corporate purposes for our corporate headquarters and technology center. Our capital expenditures totaled $0.5 million in fiscal 2018, $0.7 million in fiscal 2017, and $0.4 million in fiscal 2016. We plan to incur approximately $0.6 million in capital expenditures in fiscal 2019. Our capital spending plans predominantly consist of investments related to new product development tooling and investments in information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Contractual Obligations
Information regarding our known contractual obligations of the types described below as of March 31, 2018 is set forth in the following table (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Bank debt obligations	$3,908	$—	$3,908	$—	$—
Capital lease obligations	184	79	105	—
Cash interest payments on debt	273	139	134	—	—
Operating lease obligations	1,642	647	995	—	—
Purchase order and capital expenditure commitments(1)	1,882	1,882	—	—	—
Total	$7,889	$2,747	$5,142	$—	$—

(1)	Reflects non-cancellable purchase commitments for certain inventory items entered into in order to secure better pricing and ensure materials on hand.
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
Historically we have offered our customers long-term financing through our OTA sales-type financing program. Under this program we finance the customer’s purchase of our energy management systems. Our OTA contracts are sales-type capital leases under GAAP and we record revenue at the net present value of the future payments at the time customer acceptance of the installed and operating system is complete. Our OTA contracts under this sales-type financing are either structured with a fixed term, typically 60 months, and contain a bargain purchase option at the end of term, or are one year in duration and, at the completion of the initial one-year term, provide for (i) one to four automatic one-year renewals at agreed upon pricing; (ii) an early buyout for cash; or (iii) the return of the equipment at the customer’s expense. The revenue that we are entitled to receive from the sale of our lighting fixtures under our OTA financing program is fixed and is based on the cost of the lighting fixtures and applicable profit margin. Our revenue from agreements entered into under this program is not dependent upon our customers’ actual energy savings. Upon completion of the installation, we may choose to sell the future cash flows and residual rights to the equipment on a non-recourse basis to an unrelated third-party finance company in exchange for cash and future payments.
Inventories. Inventories are stated at the lower of cost or net realizable value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence. If the net realizable value, which is based upon the estimated selling price, less estimated costs of completion, disposal, and transportation, falls below cost, then the inventory value is reduced to its net realizable value. Our inventory obsolescence reserves at March 31, 2018 were $3.4 million, or 30.1% of gross inventory, and $3.5 million, or 20.4% of gross inventory, at March 31, 2017.
Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was $0.2 million, or 1.7% of gross receivables, at March 31, 2018 and $0.1 million, or 1.5% of gross receivables, at March 31, 2017.
Recoverability of Long-Lived Assets. We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, customer relationships, developed technology, and non-competition agreements, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being utilized, or a significant change, delay or departure in our strategy for that asset, such as the loss of a customer in the case of customer relationships. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, forecasted revenue, margin costs and the economic life of the asset. If impairment is indicated, we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized.
As a result of lower than anticipated operating results for our non-solar business during fiscal 2018, we reviewed our definite lived assets for impairment in accordance with the applicable accounting guidance. Under this guidance, assets are identified to asset groups that are then tested for recoverability by comparing the asset group’s carrying value to the sum of undiscounted cash flows to be generated through the use and eventual disposition of the assets. If the asset group fails the recoverability test, an impairment and reduction in the asset value is recorded if the carrying value of the assets exceeds the asset group's fair value. In conjunction with the fiscal 2018 review, we determined that our fixed and intangible assets represented two asset groups. The first asset group represents our solar power generating assets that are installed at a customer location and generate distinct and separately identifiable cash flows under a long-term contract with this customer for the use of the power they generate. The operating results for the solar generating assets were consistent with forecasts, and therefore no impairment review was performed. The second asset group consists of all of our other fixed and intangible assets. Due to the central nature of our operations, these assets support our full operations and are utilized by all three of our reportable segments and do not generate separately identifiable cash flows below the total asset group level. The primary asset within the asset group is the machinery and equipment with a remaining useful life of five years. As such, in accordance with the accounting guidance, our review for recoverability of this asset group compared the carrying value of the asset group to our expected undiscounted cash flows for the next five years plus estimated proceeds at the end of the five-year period. We concluded that the undiscounted cash flows for the other non-solar asset group exceeded their carrying values. As such the assets were deemed recoverable and no impairment was recorded.
As a result of our reoccurring losses, during fiscal 2017 we reviewed our definite lived assets for impairment in accordance with the applicable accounting guidance. Under this guidance assets are identified to asset groups that are then tested for recoverability by comparing the asset group’s carrying value to the sum of undiscounted cash flows to be generated through the use and eventual disposition of the assets. If the asset group fails the recoverability test, an impairment and reduction in the asset value is recorded if the carrying value of the assets exceeds the asset group's fair value. In conjunction with the fiscal 2017 review, we determined that our fixed and intangible assets represented two asset groups. The first asset group represents our solar power generating assets that are installed at a customer location and generate distinct and separately identifiable cash flows under a long-term contract with this customer for the use of the power they generate. The second asset group consists of all of our other fixed and intangible assets. Due to the central nature of our operations, these assets support our full operations and are utilized by all three of our reportable segments and do not generate separately identifiable cash flows below the total asset group level. The primary asset within the asset group is the machinery and equipment with a remaining useful life of five years. As such, in accordance with the accounting guidance, our review for recoverability of this asset group compared the carrying value of the asset group to our expected undiscounted cash flows for the next five years plus estimated proceeds at the end of the five-year period. We concluded that the undiscounted cash flows for the other non-solar asset group exceeded their carrying values. As such the assets were deemed recoverable and no impairment was recorded.
During fiscal 2016, we recorded an impairment loss of $1.6 million related to the write-down of our Manitowoc manufacturing facility based upon the net realizable value of the pending sale leaseback transaction which occurred during the first fiscal quarter of fiscal 2017.
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
Goodwill. As of March 31, 2016, we no longer carry goodwill on our balance sheet. Prior to that date, we tested goodwill for impairment at least annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment existed. In addition, we monitored for the existence of potential impairment indicators throughout the fiscal year. We conducted impairment testing for goodwill at the reporting unit level. Reporting units, as defined by Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. For fiscal 2016, our reporting units consisted of our segments: USM and OES. The ODS segment had no goodwill.
We performed a quantitative test for impairment in conjunction with our fiscal 2016 annual goodwill impairment review, due to the decline in our stock price, continued operating losses and a decline in our enterprise market capitalization to below our book value. As a result of that test, during fiscal 2016, we recorded an impairment loss of $4.4 million related to all of our goodwill which was determined to be in excess of its implied fair value based upon the second step of the goodwill impairment test. As a result, we no longer carry a goodwill balance on our balance sheet and further goodwill impairment tests are not required.

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
We performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets as of January 1, 2018. This qualitative assessment considered our operating results for the first nine months of fiscal 2018 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2018 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.
During the second quarter of fiscal 2018, as a result of lower than anticipated operating results in the first half of fiscal 2018, we revised our full year fiscal 2018 forecast. As such, a triggering event occurred as of September 30, 2017, requiring us to evaluate our indefinite lived intangible assets for impairment. We performed a quantitative impairment review of our indefinite lived intangible assets related to the Harris trade name applying the royalty replacement method to determine the asset’s fair value as of September 30, 2017. Under the royalty replacement method, the fair value of the Harris tradename was determined based on a market participant’s view of the royalty that would be paid to license the right to use the tradename. This quantitative analysis incorporated several assumptions including forecasted future revenues and cash flows, estimated royalty rate, based on similar licensing transactions and market royalty rates, and discount rate, which incorporates assumptions such as weighted-average cost of capital and risk premium. As a result of this impairment test, the carrying value of the Harris trade name exceeded its estimated fair value and an impairment of $0.7 million was recorded to Impairment of intangible assets during the quarter ended September 30, 2017 to reduce the asset’s carrying value to its calculated fair value. This fair value determination was categorized as Level 3 in the fair value hierarchy.
During the fourth quarter of fiscal 2017, we achieved lower than anticipated operating results, made a strategic shift in our manufacturing strategy and approach to the fluorescent and LED exterior lighting market, and revised our fiscal 2018 forecast. As a result, a triggering event occurred requiring us to assess our indefinite lived intangible assets for impairment. As such we performed a quantitative impairment review of our indefinite lived intangible asset related to our Harris trade name as of March 31, 2017 using the royalty replacement method to determine the asset’s fair value. Under the royalty replacement method, the fair value of the Harris trade name was determined based on a market participant’s view of the royalty that would be paid to license the right to use the trade name. This quantitative analysis incorporated several assumptions including forecasted future revenues and cash flows, estimated royalty rate, based on similar licensing transactions and market royalty rates, and discount rate, which incorporates assumptions such as weighted-average cost of capital and risk premium. As a result of this quantitative test the carrying value of the Harris trade name exceeded its estimated fair value and an impairment of $0.3 million was recorded to Impairment of assets during the quarter ended March 31, 2017, to reduce the asset’s carrying value to its calculated fair value.
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
Stock-Based Compensation. We currently issue restricted stock awards to our employees, executive officers and directors. Prior to fiscal 2015, we also issued stock options to these individuals. We apply the provisions of ASC 718, Compensation - Stock Compensation, to these restricted stock and stock option awards which requires us to expense the estimated fair value of stock options and similar awards based on the fair value of the award on the date of grant. Compensation costs for equity incentives are recognized in earnings, on a straight-line basis over the requisite service period.
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
As of March 31, 2018, $1.3 million of total stock-based compensation cost was expected to be recognized by us over a weighted average period of 1.9 years. We expect to recognize $0.8 million of stock-based compensation expense in fiscal 2019 based on restricted stock awards outstanding as of March 31, 2018. This expense will increase further to the extent we have granted, or will grant, additional stock options or restricted stock awards in the future.
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
Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2018, 2017, and 2016 we have recorded a full valuation allowance against our net federal and net state deferred tax assets due to our cumulative three-year taxable losses. In making these determinations, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.
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
As of March 31, 2018, we had net operating loss carry-forwards of approximately $82.5 million for federal tax purposes and $66.4 million for state tax purposes. As of the current fiscal year, this amount is representative of the entire loss carryforward on the filed returns.
We also had federal tax credit carry-forwards of $1.3 million and state tax credit carry-forwards of $0.8 million, which are fully reserved for as part of our valuation allowance. Both the net operating losses and tax credit carry-forwards will begin to expire in varying amounts between 2020 and 2038.
We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits. Due to the existence of net operating loss and credit carry-forwards, all years since 2002 are open to examination by tax authorities.
By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2018, the balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.
The Tax Cut and Jobs Act ("Act") was enacted on December 22, 2017. The Act significantly changes U.S. tax law by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign sourced earnings. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address accounting for income tax effects of the Tax Reform Act. At March 31, 2018, Orion has not completed its accounting for the tax effects of enactment of the Act. Additional information on the impacts of the Act can be found in Note 13, Income Taxes to our accompanying audited consolidated financial statements.
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
As of March 31, 2018, $3.8 million of our $3.9 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately thirty-eight thousand per year.
Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. A hypothetical 20% fluctuation in aluminum prices would have an impact of $0.4 million on earnings in fiscal 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Orion Energy Systems, Inc.
Manitowoc, Wisconsin
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operation and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and Schedule II, Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2018 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 13, 2018 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/BDO USA, LLP
We have served as the Company's auditor since 2012
Milwaukee, Wisconsin
June 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Orion Energy Systems, Inc.
Manitowoc, Wisconsin
Opinion on Internal Control over Financial Reporting
We have audited Orion Energy Systems, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and schedule (collectively referred to as “the financial statements”)” and our report dated June 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management review controls over the accounting close process, contract costs and forecasts used in support of certain fair value estimates has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated June 13, 2018 on those financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/BDO USA, LLP
Milwaukee, Wisconsin
June 13, 2018

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2018	2017
Assets
Cash and cash equivalents	$9,424	$17,307
Accounts receivable, net	8,736	9,171
Inventories, net	7,826	13,593
Deferred contract costs	1,000	935
Prepaid expenses and other current assets	2,467	2,877
Total current assets	29,453	43,883
Property and equipment, net	12,894	13,786
Other intangible assets, net	2,868	4,207
Other long-term assets	110	175
Total assets	$45,325	$62,051
Liabilities and Shareholders’ Equity
Accounts payable	$11,675	$11,635
Accrued expenses and other	4,171	5,988
Deferred revenue, current	499	621
Current maturities of long-term debt	79	152
Total current liabilities	16,424	18,396
Revolving credit facility	3,908	6,629
Long-term debt, less current maturities	105	190
Deferred revenue, long-term	940	944
Other long-term liabilities	524	442
Total liabilities	21,901	26,601
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2018 and 2017; no shares issued and outstanding at March 31, 2018 and 2017	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2018 and 2017; shares issued: 38,384,575 and 37,747,227 at March 31, 2018 and 2017; shares outstanding: 28,953,183 and 28,317,490 at March 31, 2018 and 2017	—	—
Additional paid-in capital	155,003	153,901
Treasury stock: 9,431,392 and 9,429,737 common shares at March 31, 2018 and 2017	(36,085)	(36,081)
Shareholder notes receivable	—	(4)
Retained deficit	(95,494)	(82,366)
Total shareholders’ equity	23,424	35,450
Total liabilities and shareholders’ equity	$45,325	$62,051

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2018	2017	2016
Product revenue	$55,595	$66,224	$64,897
Service revenue	4,705	3,987	2,745
Total revenue	60,300	70,211	67,642
Cost of product revenue	41,415	49,630	49,630
Cost of service revenue	4,213	3,244	2,015
Total cost of revenue	45,628	52,874	51,645
Gross profit	14,672	17,337	15,997
Operating expenses:
General and administrative	13,159	14,777	16,884
Impairment of assets	710	250	6,023
Sales and marketing	11,879	12,833	11,343
Research and development	1,905	2,004	1,668
Total operating expenses	27,653	29,864	35,918
Loss from operations	(12,981)	(12,527)	(19,921)
Other income (expense):
Other income	248	215	—
Interest expense	(425)	(273)	(297)
Interest income	15	36	128
Total other expense	(162)	(22)	(169)
Loss before income tax	(13,143)	(12,549)	(20,090)
Income tax (benefit) expense	(15)	(261)	36
Net loss and comprehensive loss	$(13,128)	$(12,288)	$(20,126)

Basic net loss per share attributable to common shareholders	$(0.46)	$(0.44)	$(0.73)
Weighted-average common shares outstanding	28,783,830	28,156,382	27,627,693
Diluted net loss per share	$(0.46)	$(0.44)	$(0.73)
Weighted-average common shares and share equivalents outstanding	28,783,830	28,156,382	27,627,693

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Shareholder Notes Receivable	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2015	27,421,533	$150,516	$(36,049)	$(4)	$(49,952)	$64,511
Issuance of stock for services	35,290	66	—	—	—	66
Exercise of stock options and warrants for cash	46,410	97	—	—	—	97
Shares issued under Employee Stock Purchase Plan	3,925	(1)	8	—	—	7
Stock-based compensation	270,303	1,462	—	—	—	1,462
Employee tax withholdings on stock-based compensation	(10,323)	—	(34)	—	—	(34)
Net loss	—	—	—	—	(20,126)	(20,126)
Balance, March 31, 2016	27,767,138	$152,140	$(36,075)	$(4)	$(70,078)	$45,983
Issuance of stock for services	110,566	156	—	—	—	156
Shares issued under Employee Stock Purchase Plan	5,156	—	8	—	—	8
Stock-based compensation	444,102	1,605	—	—	—	1,605
Employee tax withholdings on stock-based compensation	(9,472)	—	(14)	—	—	(14)
Net loss	—	—	—	—	(12,288)	(12,288)
Balance, March 31, 2017	28,317,490	$153,901	$(36,081)	$(4)	$(82,366)	$35,450
Issuance of stock for services	24,747	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	10,057	—	11	—	—	11
Stock-based compensation	612,601	1,102	—	—	—	1,102
Employee tax withholdings on stock-based compensation	(10,482)	—	(11)	—	—	(11)
Collections on stockholder notes	(1,230)	—	(4)	4	—	—
Net loss	—	—	—	—	(13,128)	(13,128)
Balance, March 31, 2018	28,953,183	$155,003	$(36,085)	$—	$(95,494)	$23,424

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2018	2017	2016
Operating activities
Net loss	$(13,128)	$(12,288)	$(20,126)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,404	1,451	2,950
Amortization	607	881	1,215
Stock-based compensation expense	1,102	1,605	1,462
Impairment of assets	710	250	6,023
Loss on sale of property and equipment	—	1	40
Provision for inventory reserves	1,261	2,212	509
Provision for bad debts	22	132	575
Other	(94)	177	258
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	419	1,687	7,116
Inventories, current	4,706	1,220	(3,249)
Deferred contract costs	(65)	(899)	137
Prepaid expenses and other current assets	483	2,084	(2,645)
Accounts payable	20	(81)	713
Accrued expenses and other	(1,736)	(635)	1,803
Deferred revenue, current and long-term	(126)	300	(254)
Net cash used in operating activities	(4,415)	(1,903)	(3,473)
Investing activities
Purchase of property and equipment	(512)	(660)	(401)
Additions to patents and licenses	(73)	(291)	(6)
Proceeds from sales of property, plant and equipment	—	2,600	35
Net cash (used in) provided by investing activities	(585)	1,649	(372)
Financing activities
Payment of long-term debt	(158)	(880)	(1,901)
Proceeds from revolving credit facility	68,734	87,935	65,767
Repayments of revolving credit facility	(71,456)	(85,025)	(64,549)
Proceeds from issuance of common stock, net of issuance costs	—	—	(2)
Payments to settle employee tax withholdings on stock-based compensation	(9)	(19)	(34)
Net proceeds from employee equity exercises	6	8	104
Net cash (used in) provided by financing activities	(2,883)	2,019	(615)
Net (decrease) increase in cash and cash equivalents	(7,883)	1,765	(4,460)
Cash and cash equivalents at beginning of period	17,307	15,542	20,002
Cash and cash equivalents at end of period	$9,424	$17,307	$15,542
Supplemental cash flow information:
Cash paid for interest	$147	$164	$191
Cash (received) paid for income taxes	$(17)	$(153)	$18
Supplemental disclosure of non-cash investing and financing activities:
Vendor financed capital lease addition	$—	$175	$396

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
Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion leases office space in Jacksonville, Florida; Chicago, Illinois; and Houston, Texas. Orion also leases warehouse space in Manitowoc, Wisconsin. During fiscal 2018 and fiscal 2017 Orion had leased warehouse space in Augusta, Georgia, but as of March 31, 2018, Orion had vacated this storage location.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence and allowance for doubtful accounts, accruals for warranty and loss contingencies, income taxes, impairment analyses, and certain equity transactions. Accordingly, actual results could differ from those estimates.
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

Allowance for Doubtful Accounts
Orion performs ongoing evaluations of its customers and continuously monitors collections and payments. Orion estimates an allowance for doubtful accounts based upon the aging of the underlying receivables, historical experience with write-offs and specific customer collection issues that have been identified. See Note 3 - Accounts Receivable for further discussion of the allowance for doubtful accounts.
Deferred Contract Costs
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These deferred contract costs are expensed at the time the related revenue is recognized. Deferred costs amounted to $1.0 million as of March 31, 2018 and $0.9 million as of March 31, 2017.
Incentive Compensation
Orion’s compensation committee approved an Executive Fiscal Year 2018 Annual Cash Incentive Program. The program provided for performance cash bonus payments ranging from 50-100% of the fiscal 2018 base salaries of Orion’s named executive officers and other key employees. The program provided for bonuses to be paid out on the basis of achieving positive EBITDA in fiscal 2018. Based upon the results for the year ended March 31, 2018, Orion did not accrue any expense related to this plan.
Orion’s compensation committee approved an Executive Fiscal Year 2017 Annual Cash Incentive Program. The program provided for performance cash bonus payments ranging from 35-100% of the fiscal 2017 base salaries of Orion’s named executive officers and other key employees. The program provided for bonuses to be paid out on the basis of the achievement in fiscal 2018 of at least (i) $0.5 million of profit before taxes and (ii) revenue growth of 10% more than fiscal year 2016. Based upon the results for the year ended March 31, 2017, Orion did not accrue any expense related to this plan.
Orion’s compensation committee approved an Executive Fiscal Year 2016 Annual Cash Incentive Program. The program provided for performance cash bonus payments ranging from 35-100% of the fiscal 2016 base salaries of Orion’s named executive officers and other key employees. The program provided for bonuses to be paid out on the basis of the achievement in fiscal 2016 of at least (i) $0.1 million of profit before taxes and (ii) revenue growth of 10% more than fiscal year 2015. Based upon the results for the year ended March 31, 2016, Orion did not accrue any expense related to this plan.
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

In addition, Orion records in service revenue the selling price for its installation and recycling services using management’s best estimate of selling price, as VSOE and TPE do not exist. Service revenue is recognized when services are completed and customer acceptance has been received. Recycling services provided in connection with installation entail the disposal of the customer’s legacy lighting fixtures. Orion’s service revenues, other than for installation and recycling that are completed prior to delivery of the product, are included in product revenue using management’s best estimate of selling price, as VSOE and TPE do not exist. These services include comprehensive site assessment, site field verification, utility incentive and government subsidy management, engineering design, and project management. For these services, along with Orion's installation and recycling services, under a multiple-element arrangement, management’s best estimate of selling price is determined using a cost plus gross profit margin method with consideration given to other relevant economic conditions and trends, customer demand, pricing practices, and margin objectives. The determination of an estimated selling price is made through consultation with and approval by management, taking into account the preceding factors.
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
Deferred revenue relates to advance customer billings, investment tax grants received related to PPAs and long term maintenance contracts on OTAs and is classified as a liability on the consolidated balance sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OTA contract is executed.
Shipping and Handling Costs
Orion records costs incurred in connection with shipping and handling of products as cost of product revenue. Amounts billed to customers in connection with these costs are included in product revenue.
Advertising
Advertising costs of seventeen thousand, $0.1 million and four thousand for fiscal 2018, 2017 and 2016, respectively, were charged to operations as incurred.
Research and Development
Orion expenses research and development costs as incurred. Amounts are included in the Statement of Operations and Comprehensive Income on the line item Research and development.
Income Taxes
Orion recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carry-forwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2018, Orion decreased its full valuation allowance by $6.8 million against its deferred tax assets due to the decrease in its deferred tax assets.
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
The Tax Cut and Jobs Act ("ACT") was enacted December 22, 2017. Further information on the impacts of the Act can be found in Note 13, Income Taxes.
Stock Based Compensation
Orion’s share-based payments to employees are measured at fair value and are recognized in earnings, on a straight-line basis over the requisite service period.

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) are classified as financing cash flows. Orion realized no such tax benefits during the years ended March 31, 2018, 2017 and 2016.
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
Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period. As more fully described in Note 16, Orion currently awards non-vested restricted stock to employees, executive officers and directors. Orion did not issue any stock options during fiscal 2018, fiscal 2017 or fiscal 2016.
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
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For fiscal 2018, 2017 and 2016, no supplier accounted for more than 10% of total cost of revenue.
In fiscal 2018, two customers accounted for 11.7% and 10.8% of total revenue. In fiscal 2017 and fiscal 2016, no customer accounted for 10% of revenue.
As of March 31, 2018, one customer accounted for 13.2% of accounts receivable and as of March 31, 2017, one customer accounted for 11.6% of accounts receivable.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The pronouncement, and subsequent amendments, which is included in the Accounting Standards Codification as Topic 606 (“ASC 606”) and Sub-Topic 340-40 (“ASC 340-40”), supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” (ASC 605) and provides guidance on the accounting for other assets and deferred costs associated with contracts with customers. ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 340-40 limits the circumstances that an entity can recognize an asset from the costs incurred to obtain or fulfill a contract that are not subject to the guidance in other portions in the Accounting Standards Codification, such as those related to inventory. The provisions of ASC 606 and ASC 340-40 (the “new standards”) require entities to use more judgments and estimates than under previous guidance when allocating the total consideration in a contract to the individual promises to customers (which we refer to as “performance obligations”) and determining when a performance obligation has been satisfied and revenue can be recognized. Additional disclosures regarding the nature, composition and timing of revenue and cash flow; and the significant judgments in measurement and recognition also are required.
Orion evaluated the provisions of ASC 606 against a sample of its customer contracts to determine the impact, if any, on the timing, measurement and presentation of revenue recognition and the cost of goods and services sold. The review considered among other matters, the evaluation and identification of distinct performance obligations, measurement of Orion's progress toward satisfying identified performance obligations, and the timing for recognizing costs associated with satisfying performance obligations. The amount and timing of revenues and costs of sales associated with the contracts which include only performance obligations for lighting fixtures will largely be unaffected by the new standards. While the impact of the new standards vary for each contract where Orion also installs products at the customer’s facilities based on the contract’s specific terms, the new standards result in Orion (a) delaying the recognition of some of its product revenues from the point of shipment until a later date during the installation period, (b) recording services revenue associated with installing lighting fixtures as such fixtures are installed instead of recording all services revenue at the completion of the installation, and (c) recording costs associated with installing lighting fixtures as they are incurred instead of deferring such costs and recognizing them at the time service revenue was recorded.
Under ASC 606, incremental contract costs, which for Orion includes sales commissions and costs paid to independent contractors for field audits, are required to be capitalized as contract assets and amortized over the period these costs are expected to be recovered. Although Orion incurs such costs, its contracts are typically completed within one year. As such, Orion plans to elect the practical expedient provided in ASC 606 and expense incremental contract costs when incurred.
Orion implemented ASC 606 at the start of the first quarter of the fiscal year ending March 31, 2019 using the modified retrospective transition method under which the new standards are being applied only to the most current period presented and the cumulative effect of applying the new standards to open contracts as of April 1, 2018 is recognized at the date of initial application as a cumulative adjustment to retained earnings. Orion is finalizing the cumulative adjustment to retained earnings, and will complete this adjustment prior to the filing its first quarter 10-Q for fiscal year end 2019. Based on the analysis to date, Orion does not expect a material impact from the adoption of the new standards.
Orion implemented the appropriate changes to business processes and controls to support recognition and disclosure under the new standard, including the new qualitative and quantitative disclosures that will include information on the nature, amount, timing and significant judgments impacting revenue from contracts with customers.
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
Recently Adopted Standards
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes. The amendments in this update require that deferred tax assets and liabilities be classified as non-current on the balance sheet. This ASU is effective for Orion's annual reporting period, and interim periods therein, as of April 1, 2017. The adoption of this standard had no impact on Orion’s consolidated financial statements. Orion adopted his ASU on a prospective basis; prior periods were not retrospectively adjusted.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out ("FIFO") or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Orion adopted this standard as of April 1, 2017. The adoption of this standard had an immaterial impact on Orion's consolidated financial statements as the previous measurement and validation of the carrying value of its inventory incorporated market values consistent with the net realizable value measurements of the standard.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. Orion adopted this ASU as of April 1, 2017. As a result of adopting the income tax accounting provisions of this standard, Orion realized an increase in both its deferred tax assets related to stock-based compensation awards and the related valuation allowance. As Orion carries a full valuation allowance against its deferred tax assets, there was no net impact to its consolidated balance sheets or statements of operations. In accordance with the provisions of this standard, Orion elected to prospectively adopt an accounting policy to recognize forfeitures as they occur in lieu of estimating forfeitures. The cashflow presentation provisions of the standard had no impact on Orion’s consolidated financial statements. Finally, due to Orion's net loss, the modifications to the calculation of diluted earnings per share as a result of adopting this standard did not impact its diluted earnings per share.
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

	2018	2017
Accounts receivable, gross	$8,886	$9,315
Allowance for doubtful accounts	(150)	(144)
Accounts receivable, net	$8,736	$9,171
NOTE 4 — INVENTORIES
Inventories consist of raw materials and components, such as drivers, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or net realizable with cost determined using the first-in, first-out (FIFO) method. Orion reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 12 months, expected demand, and other information indicating obsolescence. Orion records, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2018 and 2017, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of March 31, 2018
Raw materials and components	$6,073	$(1,363)	$4,710
Work in process	1,190	(263)	927
Finished goods	3,934	(1,745)	2,189
Total	$11,197	$(3,371)	$7,826

As of March 31, 2017
Raw materials and components	$8,104	$(1,807)	$6,297
Work in process	1,918	(329)	1,589
Finished goods	7,044	(1,337)	5,707
Total	$17,066	$(3,473)	$13,593
Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

In fiscal 2018, Orion's decreased its obsolescence reserve by $0.1 million. The reserve decrease was due to $1.6 million of disposals during the year of fully reserved inventory items along with other inventory related activities, offset by $1.5 million of increases to the reserve related to aging of fluorescent and LED exterior products.
NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid license fees, purchase deposits, advance payments to contractors, unbilled receivables, and prepaid taxes. Prepaid expenses and other current assets include the following (dollars in thousands):

	March 31, 2018	March 31, 2017
Unbilled accounts receivable	$1,910	$2,226
Other prepaid expenses	557	651
Total	$2,467	$2,877
NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Expenditures for additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. Properties and equipment sold, or otherwise disposed of, are removed from the property and equipment accounts, with gains or losses on disposal credited or charged to income from operations.
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
During both the second quarter and fourth quarter of fiscal 2018, as a result of lower than anticipated operating results for Orion’s non-solar business, a triggering event occurred as of September 30, 2017, and March 31, 2018, requiring Orion to evaluate its long-lived assets (excluding solar assets) for impairment. Due to the central nature of its operations, Orion’s tangible and intangible assets support its full operations, are utilized by all three of its reportable segments, and do not generate separately identifiable cash flows. As such, these assets together represent a single asset group. Orion performed the Step 1 recoverability test for the asset group comparing its carrying value to the asset group’s expected future undiscounted cash flows. As of both the second quarter and fourth quarter of fiscal 2018, Orion concluded that the undiscounted cash flows of the non-solar asset group exceeded its carrying value. As such the asset group was deemed recoverable and no impairment was recorded.
In fiscal 2018 and fiscal 2017, no fixed asset impairment charges were required.
On June 30, 2016, Orion completed the sale of its Manitowoc manufacturing and distribution facility for gross cash proceeds of $2.6 million, which approximated the assets' net carrying values. In conjunction with the sale, Orion entered into an agreement with the buyer to leaseback approximately 197,000 square feet of the building for not less than three years, subject to mutual options to reduce the amount of leased space.
In conjunction with the anticipated sale of this facility, in fiscal 2016, the Company reviewed the carrying value of the manufacturing and distribution facility assets for impairment performing a probability weighted analysis of expected future cash flows. Based on that analysis, the Company concluded that the assets' carrying values were no longer supported. As such, Orion recorded an impairment charge of $1.6 million in fiscal 2016 to write the assets down to their fair value, which approximated the expected selling price. The impairment charge was recorded to all three of Orion’s reportable segments as follows: Orion U.S. Markets $0.7 million, Orion Engineered Systems $0.8 million, and Orion Distribution Services $0.1 million.

Property and equipment were comprised of the following (dollars in thousands):

	March 31, 2018	March 31, 2017
Land and land improvements	$424	$424
Buildings and building improvements	9,245	9,245
Furniture, fixtures and office equipment	7,096	7,056
Leasehold improvements	324	324
Equipment leased to customers under Power Purchase Agreements	4,997	4,997
Plant equipment	12,106	11,627
Construction in progress	—	61
	34,192	33,734
Less: accumulated depreciation and amortization	(21,298)	(19,948)
Net property and equipment	$12,894	$13,786
Equipment included above under capital leases was as follows (dollars in thousands):

	March 31, 2018	March 31, 2017
Equipment	$581	581
Less: accumulated depreciation and amortization	(344)	(202)
Net equipment	$237	$379
Depreciation is recognized over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $1.4 million, $1.5 million and $3.0 million for the years ended March 31, 2018, 2017 and 2016, respectively.
Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	10-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers under Power Purchase Agreements	20 years
Plant equipment	3-10 years
No interest was capitalized for construction in progress during fiscal 2018 or fiscal 2017.
NOTE 7 — OTHER INTANGIBLE ASSETS
The costs of specifically identifiable intangible assets that do not have an indefinite life are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized.

As of January 1, 2016, Orion's USM segment recorded a goodwill impairment charge of $2.4 million and Orion’s OES segment recorded a goodwill impairment charge of $2.0 million. Therefore, as of March 31, 2018 and March 31, 2017, Orion had no goodwill on its Consolidated Balance Sheets.

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

Orion performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets as of January 1, 2018. This qualitative assessment considered Orion’s operating results for the first nine months of fiscal 2018 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2018 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

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

During the fourth quarter of fiscal 2017, Orion achieved lower than anticipated operating results, made a strategic shift in its manufacturing strategy and approach to the fluorescent and LED exterior lighting market, and revised its fiscal 2018 forecast. As a result, a triggering event occurred requiring the Company to reassess its indefinite lived intangible assets for impairment. As such Orion performed a quantitative impairment review of its indefinite lived intangible assets related to the Harris trade name applying the royalty replacement method to determine the asset’s fair value as of March 31, 2017. Under the royalty replacement method, the fair value of the Harris tradename was determined based on a market participant’s view of the royalty that would be paid to license the right to use the tradename. This quantitative analysis incorporated several assumptions including forecasted future revenues and cash flows, estimated royalty rate, based on similar licensing transactions and market royalty rates, and discount rate, which incorporates assumptions such as weighted-average cost of capital and risk premium. As a result of this impairment test, the carrying value of the Harris trade name exceeded its estimated fair value and an impairment of $0.3 million was recorded to Impairment of assets during the fourth quarter of fiscal 2017 to reduce the asset’s carrying value to its calculated fair value. This fair value determination was categorized as Level 3 in the fair value hierarchy (see “Fair Value of Financial Instruments” for the definition of Level 3 inputs).

The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	March 31, 2018			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,636	$(1,370)	$1,266	$2,658	$(1,211)	$1,447
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,005	—	1,005	1,715	—	1,715
Customer relationships	3,600	(3,326)	274	3,600	(3,054)	546
Developed technology	900	(582)	318	900	(426)	474
Non-competition agreements	100	(95)	5	100	(75)	25
Total	$8,299	$(5,431)	$2,868	$9,031	$(4,824)	$4,207

As of March 31, 2018, the weighted average useful life of intangible assets was 5.6 years. The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2019	$445
Fiscal 2020	360
Fiscal 2021	285
Fiscal 2022	188
Fiscal 2023	171
Thereafter	414
$1,863
Amortization expense is set forth in the following table (dollars in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Amortization included in cost of sales:
Patents	$159	$158	$139
Total	$159	$158	$139

Amortization included in operating expenses:
Customer relationships	$272	$542	$891
Developed technology	156	161	156
Non-competition agreements	20	20	20
Patents	—	—	9
Total	448	723	1,076
Total amortization	$607	$881	$1,215

Orion’s management periodically reviews the carrying value of patent applications and related costs. When a patent application is probable of being unsuccessful or a patent is no longer in use, Orion writes off the remaining carrying value as a charge to general and administrative expense within its Consolidated Statement of Operations. Such write-offs recorded in fiscal 2018, 2017 and 2016 were $0, $0 and $0.1 million, respectively.

Included in other income in fiscal 2018 and fiscal 2017 are product royalties received from licensing agreements for our patents.

NOTE 8 — OTHER LONG-TERM ASSETS
Other long-term assets include the following (dollars in thousands):

	March 31, 2018	March 31, 2017
Security deposits	41	117
Prepaid Insurance	51	53
Other	$18	$5
Total	$110	$175
Deferred financing costs related to debt issuances are allocated to interest expense over the life of the debt (1 to 3 years). For the years ended March 31, 2018, 2017 and 2016, the expense was $0.1 million, $0.1 million and $0.1 million respectively.
NOTE 9 — ACCRUED EXPENSES AND OTHER
Accrued expenses and other include the following (dollars in thousands):

	March 31, 2018	March 31, 2017
Compensation and benefits	$1,786	$2,431
Sales tax	237	213
Contract costs	985	223
Legal and professional fees (1)	400	2,262
Warranty (2)	402	449
Other accruals	361	410
Total	$4,171	$5,988
(1) March 31, 2017 includes a $1.4 million loss contingency reserve.
(2) See table below for additional long-term warranty liability.

Orion generally offers a limited warranty of one to ten years on its lighting products including the pass through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, LED modules, LED chips, LED drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.
Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	March 31,
	2018	2017
Beginning of year	$759	$864
Provision to product cost of revenue	(82)	(102)
Charges	(4)	(3)
End of year	$673	$759
NOTE 10 — NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
Diluted net loss per common share reflects the dilution that would occur if warrants and stock options were exercised and restricted shares vested. In the computation of diluted net loss per common share, Orion uses the treasury stock method for outstanding options, warrants and restricted shares. Diluted net loss per common share is the same as basic net loss per common share for the years ended March 31, 2018, March 31, 2017 and March 31, 2016 because the effects of potentially dilutive securities would be anti-dilutive. The effect of net loss per common share is calculated based upon the following shares:

	Fiscal Year Ended March 31,
	2018	2017	2016
Numerator:
Net loss (dollars in thousands)	$(13,128)	$(12,288)	$(20,126)
Denominator:
Weighted-average common shares outstanding	28,783,830	28,156,382	27,627,693
Weighted-average common shares and share equivalents outstanding	28,783,830	28,156,382	27,627,693
Net loss per common share:
Basic	$(0.46)	$(0.44)	$(0.73)
Diluted	$(0.46)	$(0.44)	$(0.73)
The following table indicates the number of potentially dilutive securities as of the end of each period:

	March 31,
	2018	2017	2016
Common stock options	629,667	1,520,953	2,017,046
Restricted shares	1,485,799	1,704,543	1,053,389
Total	2,115,466	3,225,496	3,070,435
NOTE 11 — RELATED PARTY TRANSACTIONS
During fiscal 2018, Orion incurred a de minimis expense for consulting services provided by a member of its Board of Directors. During 2017 and 2016, Orion purchased goods and services from an entity in the amount of $41,000, and $21,000, respectively, for which a director of Orion is a minority owner, serves as president and serves as chairman of the board of directors. In fiscal 2017, Orion purchased services in the amount of $43,000 from an immediate family member of a named executive officer who is now currently employed by Orion.
NOTE 12 — LONG-TERM DEBT
Long-term debt as of March 31, 2018 and 2017 consisted of the following (dollars in thousands):

	March 31,
	2018	2017
Revolving credit facility	$3,908	$6,629
Equipment lease obligations	184	321
Customer equipment finance notes payable	—	7
Other long-term debt	—	14
Total long-term debt	4,092	6,971
Less current maturities	(79)	(152)
Long-term debt, less current maturities	$4,013	$6,819
Revolving Credit Agreement
Orion has an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of March 31, 2018, Orion's borrowing base was approximately $4.0 million. The Credit Facility has a maturity date of February 6, 2021, and includes a $2.0 million sublimit for the issuance of letters of credit. As of March 31, 2018, Orion had no outstanding letters of credit. Borrowings outstanding as of March 31, 2018, amounted to approximately $3.9 million and are included in non-current liabilities in the accompanying consolidated balance sheet. Orion estimates that as of March 31, 2018, it was eligible to borrow an additional $0.1 million under the Credit Facility based upon current levels of eligible inventory and accounts receivable.
Subject in each case to Orion's applicable borrowing base limitations, the Credit Agreement otherwise provides for a $15.0 million Credit Facility. This limit may increase up to $20.0 million, subject to a borrowing base requirement, if Orion satisfies certain conditions. Orion did not meet the requirements to increase the borrowing limit to $20.0 million as of July 31, 2017, the most recent measurement date.

From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement requires that Orion maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on Orion’s stock, redeem or repurchase shares of Orion’s stock, or pledge or dispose of assets. Orion was in compliance with its covenants in the Credit Agreement as of March 31, 2018.
Each subsidiary of Orion is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer Orion Throughput Agreements ("OTAs") and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of March 31, 2018, the interest rate was 5.31%. Orion must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
Equipment Lease Obligation
In March 2016 and June 2015, Orion entered into lease agreements with a financing company in the principal amount of $19,000 and $0.4 million, respectively, to fund certain equipment. The leases are secured by the related equipment. The leases bear interest at a rate of 5.94% and 3.6% and mature in February 2018 and June 2020. Both leases contain a one dollar buyout option.
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
Other Long-Term Debt
In September 2010, Orion entered into a note agreement with the Wisconsin Department of Commerce that provided Orion with $0.3 million to fund Orion’s rooftop solar project at its Manitowoc manufacturing facility. This note is included in the table above as other long-term debt. The note is collateralized by the related solar equipment. The note allowed for two years without interest accruing or principal payments due. Beginning in July 2012, the note bears interest at 2% and require monthly payments of $4,600. The note matured in June 2017 and was paid in full upon maturity. The note agreement requires Orion to maintain a certain number of jobs at its Manitowoc facilities during the note’s duration.
Aggregate Maturities
As of March 31, 2018, aggregate maturities of long-term debt were as follows (dollars in thousands):

Fiscal 2019	$79
Fiscal 2020	83
Fiscal 2021	3,930
$4,092

NOTE 13 — INCOME TAXES
The total provision (benefit) for income taxes consists of the following for the fiscal years ending (dollars in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Current	$4	$(261)	$36
Deferred	(19)	—	—
Total	$(15)	$(261)	$36

	2018	2017	2016
Federal	$(28)	$(283)	$15
State	13	22	21
Total	$(15)	$(261)	$36
A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Statutory federal tax rate	30.8%	34.0%	34.0%
State taxes, net	2.2%	3.5%	2.8%
Federal tax credit	(0.3)%	—%	—%
Change in valuation reserve	51.4%	(37.6)%	(29.1)%
Permanent items	(1.4)%	(0.5)%	(7.5)%
Change in tax contingency reserve	(0.1)%	1.0%	(0.1)%
Federal refunds	0.3%	1.4%	—%
U.S. tax reform, corporate rate reduction	(75.2)%	—%	—%
Equity compensation cancellations	(15.7)%	—%	—%
Federal loss, ASU 2016-09	7.7%	—%	—%
Other, net	0.4%	0.3%	(0.3)%
Effective income tax rate	0.1%	2.1%	(0.2)%

The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (dollars in thousands):

	March 31,
	2018	2017
Inventory, accruals and reserves	$—	$4,016
Other	—	54
Deferred revenue	—	(141)
Valuation allowance	—	(3,929)
Total net current deferred tax assets and liabilities	$—	$—
Inventory, accruals and reserves	1,316	—
Federal and state operating loss carry-forwards	21,333	23,927
Tax credit carry-forwards	1,939	1,881
Equity compensation	402	3,265
Deferred revenue	(81)	(51)
Fixed assets	(878)	(1,360)
Intangible assets	(363)	(1,034)
Other	154	—
Valuation allowance	(23,803)	(26,628)
Total net long-term deferred tax assets and liabilities	$19	$—
Total net deferred tax assets	$19	$—
The Tax Cut and Jobs Act ("Act") was enacted December 22, 2017. The Act significantly changes U.S tax law by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign sourced earnings.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address accounting for income tax effects of the Tax Reform Act. At March 31, 2018, Orion has not completed its accounting for the tax effects of enactment of the Act; however, as described below, Orion has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.
Orion remeasured its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the 21% federal corporate tax rate. The provisional amount recorded related to the remeasurement of its deferred tax balance decreased deferred tax assets by $9.9 million. Substantially all of this decrease to deferred tax assets was offset by a corresponding decrease to the valuation allowance. There is no impact on the current year income tax expense for the federal corporate tax rate change due to Orion's current year taxable loss.
The Act also requires companies to pay a one-time transition tax on Orion's total post-1986 earnings and profits ("E&P") of its foreign subsidiary that were previously tax deferred from US income taxes. Since Orion's foreign subsidiary has negative E&P, the company estimates there is no transition tax to be reported in income tax expense.
As of March 31, 2018, Orion has federal net operating loss carryforwards of approximately $82.5 million, and state net operating loss carry-forwards of approximately $66.4 million. Upon adoption of ASU 2016-09 in the current fiscal year, the federal and state loss carryforwards associated with historic exercises of NQSOs have been recorded as deferred tax assets. Orion also has federal tax credit carry-forwards of approximately $1.3 million and state tax credits of $0.8 million. Orion's net operating loss and tax credit carry-forwards will begin to expire in varying amounts between 2020 and 2038. For the fiscal year ended March 31, 2018, Orion has recorded a valuation allowance of $23.8 million, equaling the net deferred tax asset due to the uncertainty of its realization value in the future. For the fiscal year ended March 31, 2018, the valuation allowance against Orion's net federal and net state deferred tax assets decreased $6.8 million, primarily because of the reduction in the corporate tax rate. For the fiscal year ended March 31, 2017, the valuation allowance increased approximately $4.6 million. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Generally, a change of more than 50% in the ownership of Orion's stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, Orion's ability to use its net operating loss carry-forwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for Orion. There was no limitation of net operating loss carry-forwards that occurred for fiscal 2018, fiscal 2017, or fiscal 2016.
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
Orion files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company's federal tax returns for tax years beginning April 1, 2014 or later are open. For states in which Orion files state income tax returns, the statute of limitations is generally open for tax years ended March 31, 2014 and forward.
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
Uncertain tax positions
As of March 31, 2018, the balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would affect Orion’s effective tax rate if recognized.
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

	Fiscal Year Ended March 31,
	2018	2017	2016
Unrecognized tax benefits as of beginning of fiscal year	$113	$227	$212
Additions based on tax positions related to the current period positions	2	2	15
Reduction for tax positions of prior years	$14	$(116)	$—
Unrecognized tax benefits as of end of fiscal year	$129	$113	$227
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under operating leases was $0.9, $0.9 and $0.5 for fiscal 2018, 2017 and 2016, respectively. Total annual commitments under non-cancelable operating leases with terms in excess of one year at March 31, 2018 are as follows (dollars in thousand):

Fiscal 2019	$647
Fiscal 2020	615
Fiscal 2021	380
$1,642
On March 22, 2018, Orion renewed the lease for its manufacturing and distribution facility for an additional eighteen months with an annual rent expense of approximately $0.5 million.
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
On March 1, 2016, Orion entered into a lease agreement as a lessor for excess office space at its corporate headquarters in Manitowoc, Wisconsin. The initial term of the lease was 24 months and the tenant has the option to extend the term for up to three additional twelve month periods. The tenant exercised its first twelve month extension. The monthly rental payment Orion receives is $21,000 and is included in general and administrative expenses.

On March 31, 2016, Orion entered into a purchase and sale agreement ("Agreement") with third party to sell and leaseback Orion's manufacturing and distribution facility for gross cash proceeds of $2.6 million. The transaction closed on June 30, 2016. Pursuant to the Agreement, a lease was entered into on June 30, 2016, in which Orion is leasing approximately 197,000 square feet of the building for not less than three years, with rent at $2.00 per square foot per annum. Orion's monthly payment under this lease is approximately $38,000. The lease contains options by either party to reduce the amount of leased space after March 1, 2017. On March 22, 2018, both parties agreed to extend the lease until December 31, 2020.
Purchase Commitments
Orion enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand and capital expenditures. As of March 31, 2018, Orion had entered into $1.9 million of purchase commitments related to fiscal 2019 for inventory purchases.
Retirement Savings Plan
Orion sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary contributions by Orion. In fiscal 2018, 2017 and 2016, Orion made matching contributions of approximately $9,000, $9,000 and $10,000, respectively.
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
On March 27, 2014, Orion was named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, a former chief executive officer who left the company in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleged, among other things, that Orion breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint sought, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper.
On January 11, 2018, a three judge panel of the United States Court of Appeals Seventh Circuit unanimously affirmed the dismissal of all of the plaintiff’s claims against Orion. With the conclusion of this case during the fourth quarter of fiscal 2018, Orion released a loss contingency accrual of $1.4 million dollars, the impact of which is included in its general and administrative expenses on the face of the consolidated statement of operations.
On November 10, 2017, a purported shareholder, Stephen Narten, filed a civil lawsuit in the Circuit Court for Manitowoc County against those individuals who served on Orion's Board of Directors during fiscal years 2015, 2016, and 2017 and certain current and former officers during the same period. The plaintiff, who purports to bring the suit derivatively on behalf of Orion, alleges that the director defendants breached their fiduciary duties in connection with granting certain stock-based incentive awards under Orion's 2004 Stock and Incentive Awards Plan and that the directors and current and former officers breached their fiduciary duties by accepting those awards.  On January 22, 2018, Orion moved to dismiss the lawsuit on the grounds that the complaint failed to state a claim upon which relief may be granted.  Subsequent to the end of fiscal 2018, the parties reached a settlement of the claims, filed a stipulation for dismissal of the case and the judge is expected to approve the settlement. The settlement did not, and will not, have a material impact on Orion's results of operations or financial condition.
State Tax Assessment
In June 2016, Orion negotiated a settlement with the Wisconsin Department of Revenue with respect to an assessment regarding the proper classification of its products for tax purposes under Wisconsin law for $0.5 million.
During fiscal year 2018, was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017.   Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, statements of operations, or liquidity.
NOTE 15 — SHAREHOLDERS’ EQUITY
Share Repurchase Program and Treasury Stock
In October 2011, Orion’s Board of Directors approved a share repurchase program authorizing Orion to repurchase in aggregate up to a maximum of $1,000,000 of Orion’s outstanding common stock. In November 2011, Orion’s Board of Directors approved an increase to the share repurchase program authorizing Orion to repurchase in aggregate up to a maximum of $2,500,000 of Orion’s outstanding common stock. In April 2012, Orion's Board approved another increase to the share repurchase program authorizing Orion to repurchase in aggregate up to a maximum of $7,500,000 of Orion's outstanding common stock. As of March 31, 2018, Orion had repurchased 3,022,349 shares of common stock at a cost of $6.8 million under the program. Orion did not repurchase any shares in fiscal 2018, fiscal 2017 or fiscal 2016 and does not intend to repurchase any additional common stock under this program in the near-term.
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
Employee Stock Purchase Plan
In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of Orion are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from Orion up to $20,000 of Orion’s common stock at a purchase price equal to 100% of the closing sale price of Orion’s common stock on The NASDAQ Capital Market on the last trading day of each quarter. In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. The loan program has been discontinued and new loans are no longer issued. Orion had the following shares issued from treasury during fiscal 2018 and fiscal 2017:

	As of March 31, 2018
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Settlement of Loans
Quarter Ended March 31, 2018	1,780	$0.85	—	$—	$—
Quarter Ended December 31, 2017	3,446	$0.88	—	—	—
Quarter Ended September 30, 2017	2,681	$1.12	—	—	—
Quarter Ended June 30, 2017	2,150	$1.28	—	—	4,000
Total	10,057	$0.85 - 1.28	—	$—	$4,000

	As of March 31, 2017
	Shares Issued Under ESPP Plan	Closing Market Price	Shares Issued Under Loan Program	Dollar Value of Loans Issued	Settlement of Loans
Quarter Ended March 31, 2017	1,034	$1.98	—	$—	$—
Quarter Ended December 31, 2016	840	$2.17	—	—	—
Quarter Ended September 30, 2016	1,511	$1.33	—	—	—
Quarter Ended June 30, 2016	1,771	$1.16	—	—	—
Total	5,156	$1.16 - 2.17	—	$—	$—
As of March 31, 2017, four thousand dollars of such loans remained outstanding and were reflected on Orion’s balance sheet as a contra-equity account. During fiscal 2018, Orion entered into agreements with the counterparties to these loans. In exchange for the forgiveness of their outstanding loan balance, the employees returned their shares to Orion. As a result of these transactions, 1,230 shares were recorded within treasury stock and the loan balances were eliminated.
NOTE 16 — STOCK OPTIONS, RESTRICTED SHARES AND WARRANTS
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
Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period.
In fiscal 2018, an aggregate of 730,410 restricted shares were granted valued at a price per share between $0.88 and $1.95, which was the closing market price as of each grant date. In fiscal 2017, an aggregate of 1,132,392 restricted shares were granted valued at a price per share between $1.35 and $2.22, which was the closing market price as of each grant date. In fiscal 2016, an aggregate of 795,805 restricted shares were granted valued at a price per share between $1.34 and $2.62, which was the closing market price as of each grant date.
In fiscal 2018, Orion granted an aggregate of 24,747 shares from the 2016 Omnibus Incentive Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $0.80 to $1.28 per share, the closing market price as of the issuance dates. In fiscal 2017, Orion granted 53,501 shares from the 2004 Stock and Incentive Awards Plan and the 2016 Omnibus Incentive Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $1.38 to $1.85 per share, the closing market price as of the issuance dates. In fiscal 2016, Orion granted 35,290 shares from the 2004 Stock and Incentive Awards Plan to certain non-employee directors who elected to receive stock awards in lieu of cash compensation. The shares were valued ranging from $1.20 to $2.62 per share, the closing market price as of the issuance dates. Additionally, during fiscal 2016, Orion issued 2,500 shares to a consultant as part of a consulting compensation agreement. The shares were valued at $2.00 per share, the closing market price as of the issuance date.
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
The following amounts of stock-based compensation expense for restricted shares and options were recorded (dollars in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Cost of product revenue	$12	$30	$36
General and administrative	929	1,337	1,148
Sales and marketing	155	139	235
Research and development	6	99	43
	$1,102	$1,605	$1,462

The number of shares available for grant under the plans were as follows:

Available at March 31, 2015	1,078,600
Granted stock options	—
Granted shares	(64,960)
Restricted Shares	(795,805)
Forfeited restricted shares	206,471
Forfeited stock options	363,380
Available at March 31, 2016	787,686
Shares reserved under new plan	1,750,000
Shares canceled from old plan	(168,289)
Granted stock options	—
Granted shares	(58,484)
Restricted shares	(1,132,392)
Forfeited restricted shares	52,500
Forfeited stock options	67,200
Available at March 31, 2017	1,298,221
Granted shares	(24,747)
Restricted shares	(730,410)
Forfeited restricted shares	58,000
Available at March 31, 2018	601,064
The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at March 31, 2015	2,426,836	$3.50	1.32
Granted	—	$—
Exercised	(46,410)	$2.09
Forfeited	(363,380)	$4.68
Outstanding at March 31, 2016	2,017,046	$3.32	—
Granted	—	$—
Exercised	(80,000)	$2.20
Forfeited	(416,093)	$3.41
Outstanding at March 31, 2017	1,520,953	$3.36	—
Granted	—	$—
Exercised	—	$—
Forfeited	(891,286)	$3.51
Outstanding at March 31, 2018	629,667	$3.14	—	$—
Exercisable at March 31, 2018	623,267			$—
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of Orion’s closing common stock price of $0.85 as of March 31, 2018.

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2018:

	March 31, 2018
	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Vested	Weighted Average Exercise Price
$1.62 - 2.20	195,292	4.44	$1.92	195,292	$1.92
$2.41 - 2.75	100,936	4.91	2.48	100,536	2.48
$2.86 - 4.28	267,687	2.17	3.63	261,687	3.63
$4.49 - 4.76	11,000	1.30	4.73	11,000	4.73
$5.35 - 5.44	49,752	1.22	5.40	49,752	5.40
$10.14 - 11.61	5,000	0.13	11.61	5,000	11.61
	629,667	3.21	$3.14	623,267	$3.14
During fiscal 2018, Orion recognized $14,360 of stock-based compensation income related to stock options due to forfeitures in the period.

During fiscal 2018, Orion granted restricted shares as follows (which are included in the above stock plan activity tables):

Balance at March 31, 2017	1,704,543
Shares issued	730,410
Shares vested	(612,601)
Shares forfeited	(336,553)
Shares outstanding at March 31, 2018	1,485,799
Per share price on grant date	$0.88-6.80
During fiscal 2018, Orion recognized $1.1 million of stock-based compensation expense related to restricted shares.
As of March 31, 2018, the weighted average grant-date fair value of restricted shares granted was $1.35.
Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2018 is as follows (dollars in thousands):

Fiscal 2019	$754
Fiscal 2020	405
Fiscal 2021	104
Fiscal 2022	12
Fiscal 2023	—
Thereafter	—
$1,275
Remaining weighted average expected term	1.9 years
Orion previously issued warrants in connection with various stock offerings and services rendered. The warrants granted the holder the option to purchase common stock at specified prices for a specified period of time. No warrants were issued in fiscal 2018, 2017 or 2016.

NOTE 17 — SEGMENT DATA
Orion has the following business segments: Orion U.S. Markets Division ("USM"), Orion Engineered Services Division ("OES") and Orion Distribution Services Division ("ODS"). The accounting policies are the same for each business segment as they are on a consolidated basis.
Orion U.S. Markets Division ("USM")
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors. During fiscal 2017 and fiscal 2018, a significant portion of the historic sales of this division have migrated to distribution channel sales as a result of the implementation of Orion’s agent distribution strategy. The migrated sales are included in Orion's ODS Division.
Orion Engineered Systems Division ("OES")
The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.
Orion Distribution Services Division ("ODS")
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors. This segment has expanded in fiscal 2017 and fiscal 2018 as a result of increased sales through distributors as Orion continues to develop its agent distribution strategy. This expansion includes the migration of customers from direct sales previously included in the USM division.
Corporate and Other
Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues			Operating (Loss) Profit
(dollars in thousands)	For the year ended March 31,			For the year ended March 31,
	2018	2017	2016	2018	2017	2016
Segments:
U.S. Markets	$8,567	$17,852	$38,841	$(3,123)	$(1,357)	$(4,958)
Engineered Systems	23,827	29,501	26,325	(3,792)	(3,647)	(6,982)
Distribution Services	27,906	22,858	2,476	(325)	(927)	(632)
Corporate and Other	—	—	—	(5,741)	(6,596)	(7,349)
	$60,300	$70,211	$67,642	$(12,981)	$(12,527)	$(19,921)

	Depreciation and Amortization			Capital Expenditures
	For the year ended March 31,			For the year ended March 31,
	2018	2017	2016	2018	2017	2016
Segments:
U.S. Markets	$267	$359	$1,168	$73	$150	$72
Engineered Systems	988	1,249	1,987	151	224	43
Distribution Services	275	148	71	217	184	10
Corporate and Other	481	576	939	71	102	276
	$2,011	$2,332	$4,165	$512	$660	$401

	Total Assets		Deferred Revenue
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Segments:
U.S. Markets	$3,354	$6,698	$153	$141
Engineered Systems	13,570	18,111	1,247	1,424
Distribution Services	9,315	9,702	39	—
Corporate and Other	19,086	27,540	—	—
	$45,325	$62,051	$1,439	$1,565
Orion’s revenue outside the United States is insignificant and Orion has no long-lived assets outside the United States.

NOTE 18 - RESTRUCTURING EXPENSE
During fiscal 2018, we executed on a cost reduction plan by entering into separation agreements with multiple employees and recognized $2.1 million of expense in fiscal 2018 in employee separation related costs. Our restructuring expense for the twelve months ended March 31, 2018 is reflected within our consolidated statements of operations as follows (dollars in thousands):

Year Ended March 31,
2018
Cost of product revenue	$34
General and administrative	1,822
Sales and marketing	211
Research and development	79
Total	$2,146
Total restructuring expense by segment was recorded as follows (dollars in thousands):

Year Ended March 31,
2018
Orion Distribution Systems	$117
Corporate and Other	2,029
Total	$2,146
We recorded no restructuring expense to the Orion U.S. Markets or Orion Engineered Systems segments.
Cash payments for employee separation costs in connection with the reorganization of business plans were $1.8 million for fiscal 2018. The remaining restructuring cost accruals as of March 31, 2018 were $0.3 million, of which $0.2 million relates to employee separation costs that are expected to be paid within one year. The remaining accrual of $0.1 million represents post-retirement medical benefits for one former employee which will be paid over several years.
NOTE 19 — SUBSEQUENT EVENTS
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and there were no subsequent events requiring disclosure.

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results for the years ended March 31, 2018 and March 31, 2017 are as follows:

	Three Months Ended
	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Total
	(in thousands, except per share amounts)
Total revenue	$15,057	$17,263	$15,422	$12,558	$60,300
Gross profit	$3,225	$5,116	$3,620	$2,711	$14,672
Net loss (1)	$(1,462)	$(1,433)	$(3,669)	$(6,564)	$(13,128)
Basic net loss per share	$(0.05)	$(0.05)	$(0.13)	$(0.23)	$(0.46)
Shares used in basic per share calculation	28,935	28,910	28,835	28,455	28,784
Diluted net loss per share	$(0.05)	$(0.05)	$(0.13)	$(0.23)	$(0.46)
Shares used in diluted per share calculation	28,935	28,910	28,835	28,455	28,784

	Three Months Ended
	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Total
	(in thousands, except per share amounts)
Total revenue	$15,290	$20,617	$18,670	$15,634	$70,211
Gross profit	$912	$6,155	$6,244	$4,026	$17,337
Net loss (2)	$(7,292)	$(1,086)	$(970)	$(2,940)	$(12,288)
Basic net loss per share	$(0.26)	$(0.04)	$(0.03)	$(0.11)	$(0.44)
Shares used in basic per share calculation	28,310	28,259	28,172	27,886	28,156
Diluted net loss per share	$(0.26)	$(0.04)	$(0.03)	$(0.11)	$(0.44)
Shares used in diluted per share calculation	28,310	28,259	28,172	27,886	28,156

(1)	Includes a $2.1 million restructuring charge, a $1.4 million loss contingency reversal, and an intangible impairment of $710.

(2)	Includes intangible impairment of $250 and $2,209 related to inventory reserve and other inventory adjustments.
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
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2018, pursuant to Exchange Act Rule 13a-15(b) and 15d-15. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have identified a material weakness in internal controls over financial reporting described below in Management’s Report on Internal Control and have, therefore, concluded that our disclosure controls and procedures were not effective as of March 31, 2018.
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
BDO USA, LLP, independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of March 31, 2018. Their report is in Item 8 under the heading "Reports of Independent Registered Public Accounting Firm" of this Annual Report on Form 10-K.
In connection with the assessment of our internal control over financial reporting as of March 31, 2018, management identified the following material weaknesses that existed as of March 31, 2018:

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

•
Control Activities - Accounting Close. The operating effectiveness of our controls were inadequate related to management review controls over the accounting close process and forecasts used to support certain fair value estimates. Specifically, we did not have an accurate forecast that impacted our assessment of triggering events and potential impairment. In addition, matters identified through management review controls were not brought to a timely resolution.

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Because of the material weaknesses described above, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2018, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

Plans for Remediation of March 31, 2018 Material Weaknesses

Our Board, the Audit & Finance Committee and management have identified additional resources to assist in the remediation effort and are developing and implementing new processes, procedures and internal controls to remediate the material weakness that existed in our internal control over financial reporting as it related to project cost accounting, the accounting close and forecasting processes, and our disclosure controls and procedures, as of March 31, 2018.

We have developed a remediation plan (the “Remediation Plan”) to address the material weakness for the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•	Ensure a thorough understanding of the current state, process owners, and procedural or technological gaps causing the deficiency;

•	Design a remediation action for the forecasting process, to ensure supportable and accurate forecast data are gathered, analyzed and reviewed on a timely basis;

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and:

•	Review and acceptance of completion of the remediation effort by executive management and the Audit & Finance Committee.

The following are steps we have taken or are in the process of taking toward the remediation plan:

•	Designed improved procedures and controls for project cost accounting, including enhanced communication and tracking of project costs .

•	Developed new and revised procedures and controls throughout the accounting close process.

•	Implemented controls related to inventory valuation, accounting close, tax, revenue and project cost accounting, but they require further testing to confirm operating effectiveness.

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

Remediation Actions and March 31, 2017 Material Weakness Status

As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017, we identified a material weakness that existed as of March 31, 2017 related to the identification and recording of project costs in a timely manner and the timeliness of the completion of select accounting close management review controls. For the year ended March 31, 2017 and subsequent interim periods, we enhanced our closing procedures to ensure that, in all material respects, our financial statements were presented in conformity with GAAP and free of material misstatement as of and for all periods presented.

During fiscal 2018, we took several actions to strengthen our controls and organizational structure in order to remediate the material weakness identified as of March 31, 2017. These actions as well as the revised and newly implemented controls are described in more detail below within “Changes in Internal Control Over Financial Reporting.” We completed the majority of our remediation plans during the quarter ended December 31, 2017. However, select accounting close controls continued to be formalized during the quarter ended December 31, 2017, including controls over our forecasting processes. We tested the design and operating effectiveness of the newly implemented and enhanced controls related to the March 31, 2017 material weakness remediation actions concluding that the controls implemented are designed, but operating effectiveness of such controls have not been confirmed. Therefore, the material weakness identified as of March 31, 2017 continues to be unremediated as of March 31, 2018.
Changes in Internal Control over Financial Reporting

Subsequent to our March 31, 2017 fiscal year end, we took several actions to strengthen existing controls and implement new controls in an effort to remediate the March 31, 2017 material weaknesses described above. Those actions included revising existing controls throughout the accounting close process and implementing new controls as necessary, evaluating and re-structuring the accounting organization, assessing the monthly close process and implementing improved procedures, including enhancements to the execution of account reconciliations. In addition, policies, procedures and control documentation was updated to reflect the improved procedures and controls, as well as training for process and control owners. Finally, project cost accounting improvements were implemented to address project status tracking and communication throughout the organization.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the implementation of our Remediation Plans, as described above.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to Orion's Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.
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
The information required by this item is incorporated by reference to our Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
See Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Securities, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans. The additional information required by this item is incorporated by reference to Orion's Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.
ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.
ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
Our financial statements are set forth in Item 8 of this Form 10-K.

(b)	Financial Statement Schedule

		SCHEDULE II VALUATION and QUALIFYING ACCOUNTS
		Balance at beginning of period	Provisions charged to expense	Write offs and other	Balance at end of period
March 31,		(in Thousands)
2018	Allowance for Doubtful Accounts	$144	$22	$16	$150
2017	Allowance for Doubtful Accounts	$505	$132	$493	$144
2016	Allowance for Doubtful Accounts	$458	$575	$528	$505

2018	Inventory Obsolescence Reserve	$3,473	$1,514	$1,616	$3,371
2017	Inventory Obsolescence Reserve	$2,127	$2,212	$866	$3,473
2016	Inventory Obsolescence Reserve	$1,619	$509	$1	$2,127

EXHIBIT INDEX

Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed November 8, 2013, is hereby incorporated by reference.

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

10.2
First Amendment to Credit and Security Agreement, dated as of December 27, 2016, by and among Orion Energy Systems, Inc., the subsidiary Borrowers party thereto, the subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2016, is hereby incorporated by reference.

10.3
Second Amendment to Credit and Security Agreement, dated as of November 21, 2017, by and among Orion Energy Systems, Inc., the subsidiary Borrowers party thereto, the subsidiary Guarantors party thereto and Wells Fargo Bank, National Association. +

10.4
Third Amendment to Credit and Security Agreement, dated as of March 30, 2018, by and among Orion Energy Systems, Inc., the subsidiary Borrowers party thereto, the subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 5, 2018, is hereby incorporated by reference.

10.5	Orion Energy Systems, Inc. 2003 Stock Option Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.6
Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2003 Stock Option Plan, filed as Exhibit 10.7 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.7	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.7(a)	Amendment to Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed September 9, 2011 as Appendix A to the Registrant’s definitive proxy statement is hereby incorporated by reference.*

10.8
Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.9
Form of Stock Option Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.7 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.10
Form of Restricted Stock Award Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.8 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.11	Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Annex A to the Registrant’s Form 8-K filed July 8, 2016, is hereby incorporated by reference.*

10.12
Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.5 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.13
Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.6 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.14
Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.7 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.15
Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.8 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.16
Orion Energy Systems, Inc. Non-Employee Director Compensation Plan, updated and effective as of June 6, 2017, filed as Exhibit 10.14 to the Registrant's Form 10-K filed June 13, 2017, is hereby incorporated by reference.*

10.17
Executive Employment and Severance Agreement, dated as of June 8, 2017, by and between Orion Energy Systems, Inc. and Michael W. Altschaefl, filed as Exhibit 10.16 to the Registrant's Form 10-K filed June 13, 2017, is hereby incorporated by reference. *

10.18
Executive Employment and Severance Agreement by and between Orion Energy Systems, Inc. and William T. Hull, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 5, 2015, is hereby incorporated by reference.*

10.19
Executive Employment and Severance Agreement, dated as of August 3, 2016, by and between Orion Energy Systems, Inc. and Scott A. Green, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on August 4, 2016, is hereby incorporated by reference.*

10.20	Letter Agreement effective June 13, 2017 between Orion and William T. Hull, filed as Exhibit 10.19 to the Registrant's Form 10-K filed June 13, 2017, is hereby incorporated by reference. *

10.21
Executive Employment and Severance Agreement, dated as of January 1, 2014, by and between Orion Energy Systems, Inc. and Marc Meade filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 6, 2014, is hereby incorporated by reference.*

10.22
Form of Executive Restricted Stock Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan , filed as Exhibit 10.18 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.23
Form of Executive Tandem Restricted Stock and Cash Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.19 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.24
Form of Non-Employee Director Restricted Stock Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.20 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.25
Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement as of May 26, 2015 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.21 to the Registrant’s Form 10-K for the year ended March 31, 2015, is hereby incorporated by reference.*

10.26
Mutual Termination and Severance Agreement and Complete and Permanent Release of All Claims, dated June 8, 2017, by and between Orion Energy Systems, Inc. and John H. Scribante, filed as Exhibit 10.27 to the Registrant's Form 10-K filed June 13, 2017, is hereby incorporated by reference .*

10.27
Mutual Retirement and Severance Agreement, dated as of June 30, 2017, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on June 30, 2017, is hereby incorporated by reference. *

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

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2018.

ORION ENERGY SYSTEMS, INC.
By:	/s/ MICHAEL W. ALTSCHAEFL
Michael W. Altschaefl Chief Executive Officer and Board Chair
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 13, 2018.

Signature	Title

/s/ Michael W. Altschaefl	Chief Executive Officer and Board Chair (Principal
Michael W. Altschaefl	Executive Officer)

/s/ William T. Hull	Chief Financial Officer, Chief Accounting Officer and
William T. Hull	Treasurer (Principal Financial Officer)

/s/ Anthony L. Otten	Lead Independent Director
Anthony L. Otten

/s/ Michael J. Potts	Director
Michael J. Potts

/s/ Ellen B. Richstone	Director
Ellen B. Richstone

/s/ Mark C. Williamson	Director
Mark C. Williamson

/s/ Kenneth M. Young	Director
Kenneth M. Young