Form 10-Q
period 2018-06-30
ORION ENERGY SYSTEMS, INC.
filed 2018-08-07
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

There were 29,421,892 shares of the Registrant’s common stock outstanding on July 31, 2018.

ORION ENERGY SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2018	March 31, 2018
Assets
Cash and cash equivalents	$7,835	$9,424
Accounts receivable, net	7,183	8,736
Revenue earned but not billed	1,055	—
Inventories, net	8,597	7,826
Deferred contract costs	—	1,000
Prepaid expenses and other current assets	408	2,467
Total current assets	25,078	29,453
Property and equipment, net	12,571	12,894
Other intangible assets, net	2,747	2,868
Other long-term assets	105	110
Total assets	$40,501	$45,325
Liabilities and Shareholders’ Equity
Accounts payable	$10,215	$11,675
Accrued expenses and other	4,909	4,171
Deferred revenue, current	89	499
Current maturities of long-term debt	80	79
Total current liabilities	15,293	16,424
Revolving credit facility	2,302	3,908
Long-term debt, less current maturities	85	105
Deferred revenue, long-term	847	940
Other long-term liabilities	615	524
Total liabilities	19,142	21,901
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2018 and March 31, 2018; no shares issued and outstanding at June 30, 2018 and March 31, 2018	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2018 and March 31, 2018; shares issued: 38,838,329 at June 30, 2018 and 38,384,575 at March 31, 2018; shares outstanding: 29,403,485 at June 30, 2018 and 28,953,183 at March 31, 2018	—	—
Additional paid-in capital	155,231	155,003
Treasury stock, common shares: 9,434,844 at June 30, 2018 and 9,431,392 at March 31, 2018	(36,087)	(36,085)
Retained deficit	(97,785)	(95,494)
Total shareholders’ equity	21,359	23,424
Total liabilities and shareholders’ equity	$40,501	$45,325
The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2018	2017
Product revenue	$12,808	$11,781
Service revenue	1,014	777
Total revenue	13,822	12,558
Cost of product revenue	9,724	8,813
Cost of service revenue	642	1,034
Total cost of revenue	10,366	9,847
Gross profit	3,456	2,711
Operating expenses:
General and administrative	3,076	5,335
Sales and marketing	2,578	3,354
Research and development	405	524
Total operating expenses	6,059	9,213
Loss from operations	(2,603)	(6,502)
Other income (expense):
Other income	19	—
Interest expense	(89)	(67)
Interest income	3	5
Total other expense	(67)	(62)
Loss before income tax	(2,670)	(6,564)
Income tax expense	22	—
Net loss	$(2,692)	$(6,564)
Basic net loss per share attributable to common shareholders	$(0.09)	$(0.23)
Weighted-average common shares outstanding	29,070,193	28,455,434
Diluted net loss per share	$(0.09)	$(0.23)
Weighted-average common shares and share equivalents outstanding	29,070,193	28,455,434
The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(2,692)	$(6,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	347	353
Amortization	121	162
Stock-based compensation	228	320
Provision for inventory reserves	17	130
Provision for bad debts	82	33
Other	3	12
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	1,756	2,103
Revenue earned but not billed	1,300	—
Inventories	(102)	1,196
Deferred contract costs	—	(770)
Prepaid expenses and other assets	150	(163)
Accounts payable	(575)	(2,028)
Accrued expenses and other	(553)	(743)
Deferred revenue, current and long-term	(21)	204
Net cash provided by (used in) operating activities	61	(5,755)
Investing activities
Purchases of property and equipment	(23)	(204)
Additions to patents and licenses	—	(20)
Net cash used in investing activities	(23)	(224)
Financing activities
Payment of long-term debt and capital leases	(19)	(67)
Proceeds from revolving credit facility	17,188	16,307
Payment of revolving credit facility	(18,794)	(19,083)
Payments to settle employee tax withholdings on stock-based compensation	(3)	—
Net proceeds from employee equity exercises	1	—
Net cash used in financing activities	(1,627)	(2,843)
Net decrease in cash and cash equivalents	(1,589)	(8,822)
Cash and cash equivalents at beginning of period	9,424	17,307
Cash and cash equivalents at end of period	$7,835	$8,485
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
Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion leases office space in Jacksonville, Florida. Orion had leased office space in Chicago, Illinois, and Houston, Texas, but as of June 30, 2018, Orion had vacated these locations. Orion also leases warehouse space in Manitowoc, Wisconsin. During fiscal 2018, Orion had leased warehouse space in Augusta, Georgia, but as of March 31, 2018, Orion had vacated this storage location.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2019 or other interim periods.
The Condensed Consolidated Balance Sheet at March 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission on June 13, 2018.
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
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three months ended June 30, 2018, one supplier accounted for 11.4% of total cost of revenue. For the three months ended June 30, 2017, no supplier accounted for more than 10% of total cost of revenue.
For the three months ended June 30, 2018, no customer accounted for more than 10.0% of total revenue. For the three months ended June 30, 2017, one customer accounted for 16.2% of total revenue.

As of June 30, 2018, no customer accounted for more than 10% of Accounts receivable. As of March 31, 2018, one customer accounted for 13.2% of Accounts receivable.
Recent Accounting Pronouncements
Issued: Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases" (Subtopic 842). The pronouncement, and subsequent amendments, which is included in the Accounting Standards Codification as Subtopic 842 (“ASC 842”), requires that lessees recognize right-of-use assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and disclose additional quantitative and qualitative information about leasing arrangements. Under ASU 842, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating leases, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control, have been transferred through the lease contract. ASU 842 also provides guidance on the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for Orion on April 1, 2019. Early adoption of the standard is permitted and a modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Orion has not yet completed its review of the full provisions of this standard against its outstanding lease arrangements and is in the process of quantifying the lease liability and related right of use asset which will be recorded to its consolidated balance sheets upon adoption of the standard. In addition, management continues to assess the impact of adoption of this standard on its consolidated statements of operations, cash flows, and the related footnote disclosures.
Recently Adopted Standards
On April 1, 2018, Orion adopted ASU 2014-09 and subsequent amendments, which is included in the Accounting Standards Codification as "Revenue from Contracts with Customers" (Topic 606) (“ASC 606”) and Sub-Topic 340-40 (“ASC 340-40”), using the modified retrospective approach. ASC 606 supersedes the revenue recognition requirements in “Revenue Recognition” (Topic 605) ("ASC 605") and provides guidance on the accounting for other assets and deferred costs associated with contracts with customers. ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 340-40 limits the circumstances that an entity can recognize an asset from the costs incurred to obtain or fulfill a contract that are not subject to the guidance in other portions in the Accounting Standards Codification, such as those related to inventory. The provisions of ASC 606 and ASC 340-40 require entities to use more judgments and estimates than under previous guidance when allocating the total consideration in a contract to the individual promises to customers (“performance obligations”) and determining when a performance obligation has been satisfied and revenue can be recognized. The adoption of ASC 606 did not have a material effect on Orion's financial statements. Orion has updated its processes and controls necessary for implementing this standard, including the increased disclosure requirements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which provided clarification and additional guidance as to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU provided guidance as to the classification of a number of transactions including: contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard was effective for Orion in the first quarter of fiscal 2019 and has been applied through retrospective adjustment to all periods presented. The adoption of this standard did not have a material impact on Orion’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting” which provides guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. The provisions of this standard were effective for Orion beginning on April 1, 2018. The adoption of this standard did not have a material impact on Orion’s consolidated financial statements.

NOTE 3 — REVENUE
Changes in Accounting Policies
Orion adopted ASC 606 and ASC 340-40 (the “new standards”) as of April 1, 2018 for contracts with customers that were not fully complete as of April 1, 2018 using the modified retrospective transition method. The cumulative effect of initially applying the new standards was recorded as an immaterial adjustment to the opening balance of retained deficit within Orion’s condensed consolidated statement of shareholders’ equity.
The new standards are applied separately for each contract between Orion and a customer. While the impact of the new standards vary for each contract based on its specific terms, in general, the new standards result in Orion (a) delaying the recognition of some of its Product revenue from the point of shipment until a later date during the installation period, (b) recording Service revenue associated with installing lighting fixtures as such fixtures are installed instead of recording all Services revenue at the completion of the installation, and (c) recording costs associated with installing lighting fixtures as they are incurred instead of deferring such costs and recognizing them at the time Service revenue was recorded.
The adoption of the new standards also resulted in reclassifications (a) between Product revenue and Service revenue, and between Cost of service revenue, and Sales and marketing expenses in Orion’s Condensed Consolidated Statement of Operations, and (b) between Accounts receivable, net, Revenue earned but not billed, Inventories, net, Deferred contract costs, Prepaid expenses and other current assets, Accounts payable, Accrued expenses and other, Deferred revenue, current, Deferred revenue, long-term, and Other long-term liabilities in Orion’s Condensed Consolidated Balance Sheet.
For all adjustments and changes as a result of adopting the new standards for the current period, refer to the section “Impacts on Financial Statements” below. In accordance with the modified retrospective transition method, the historical information within the financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, Orion has disclosed the accounting policies in effect prior to April 1, 2018, as well as the policies applied starting April 1, 2018.

Revenue Recognition

Periods prior to April 1, 2018
Revenue is recognized in accordance with ASC 605 when the following criteria are met:

1.	persuasive evidence of an arrangement exists;

2.	delivery has occurred and title has passed to the customer;

3.	the sales price is fixed and determinable and no further obligation exists; and

4.	collectability is reasonably assured.
Revenue is recorded net of estimated provisions for returns, early payment discounts and rebates and other consideration paid to Orion’s customers. Revenues are presented net of sales tax and other sales related taxes.
Deferred contract costs consist primarily of the costs of products delivered, and services performed, that are subject to additional performance obligations or customer acceptance. These Deferred contract costs are expensed at the time the related revenue is recognized.
Deferred revenue relates to advance customer billings and investment tax grants received related to Power Purchase Agreement contracts still outstanding related to Orion’s legacy solar business.

Period Commencing April 1, 2018
General Information
Orion generates revenues primarily by selling commercial lighting fixtures and components and by installing these fixtures in its customer’s facilities. Orion recognizes revenue in accordance with the guidance in ASC 606 when control of the goods or services being provided (which Orion refers to as a performance obligation) is transferred to a customer at an amount that reflects the consideration that management expects to receive in exchange for those goods or services. Prices are generally fixed at the time of order confirmation. The amount of expected consideration includes estimated deductions and early payment discounts calculated based on historical experience, customer rebates based on agreed upon terms applied to actual and projected sales levels over the rebate period, and any amounts paid to customers in conjunction with fulfilling a performance obligation.
If there are multiple performance obligations in a single contract, the contract’s total sales price is allocated to each individual performance obligation based on their relative standalone selling price. A performance obligation’s standalone selling price is the price at which Orion would sell a promised good or service separately to a customer. Orion uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus margin approach when one is not available. The cost-plus margin approach is used to determine the stand-alone selling price for the installation performance obligation and is based on average historical installation margin.
Revenue derived from customer contracts which include only performance obligation(s) for lighting fixtures and components is classified as Product revenue in the Condensed Consolidated Statements of Operations. The revenue for these transactions are recorded at the point in time when management believes that the customer obtains control of the products, generally either upon shipment or upon delivery to the customer’s facility. This point in time is determined separately for each contract and requires judgment by management of the contract terms and the specific facts and circumstances concerning the transaction.
Revenue from a customer contract which includes both the sale of fixtures and the installation of such fixtures (which Orion refers to as a turnkey project) is allocated between each lighting fixture and the installation performance obligation based on relative standalone selling prices.
Revenue from turnkey projects that is allocated to the sale of the lighting fixtures is recorded at the point in time when management believes the customer obtains control of the product(s) and is reflected in Product revenue. This point in time is determined separately for each customer contract based upon the terms of the contract and the nature and extent of Orion’s control of the light fixtures during the installation. Product revenue associated with turnkey projects can be recorded (a) upon shipment or delivery, (b) subsequent to shipment or delivery and upon customer payments for the light fixtures, (c) when an individual light fixture is installed and working correctly, or (d) when the customer acknowledges that the entire installation project is substantially complete. Determining the point in time when a customer obtains control of the lighting fixtures in a turnkey project can be a complex judgment and is applied separately for each individual light fixture included in a contract. In making this judgment, management considers the timing of factors including, but not limited to, those detailed below:

•	when there is a legal transfer of ownership;

•	when the customer obtains physical possession of the products;

•	when the customer starts to receive the benefit of the products;

•	the amount and duration of physical control that Orion maintains on the products after they are shipped to, and received at, the customer’s facility;

•	whether Orion is required to maintain insurance on the lighting fixtures when they are in transit and after they are delivered to the customer’s facility;

•	when each light fixture is physically installed and working correctly;

•	when the customer formally accepts the product; and

•	when Orion receives payment from the customer for the light fixtures.
Revenue from turnkey projects that is allocated to the single installation performance obligation is reflected in Service revenue. Service revenue is recorded over-time as Orion fulfills its obligation to install the light fixtures. Orion measures its performance toward fulfilling its performance obligations for installations using an output method that calculates the number of light fixtures completely installed as of the measurement date in comparison to the total number of light fixtures to be installed under the contract.
Most products are manufactured in accordance with Orion’s standard specifications. However, some products are manufactured to a customer’s specific requirements with no alternative use to Orion. In such cases, and when Orion has an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs. There was no over-time revenue related to custom products recognized in the three months ended June 30. 2018.
Orion also records revenue in conjunction with several limited Power Purchase Agreement (“PPA”) contracts still outstanding. Those PPA’s outstanding are supply side agreements for the generation of electricity. The last PPA contact expires in 2031. Revenue associated with the sale of energy generated by the solar facilities under these PPA contracts is in the scope of ASC 606. Revenues are recognized over-time and are equal to the amount billed to the customer which is calculated by applying the fixed rate designated in contract to the variable amount of electricity generated each month. This approach is in accordance with the “right to invoice” practical expedient provided for in ASC 606. Orion also recognizes revenue upon the sale to third parties of tax credits received from operating the solar facilities and from amortizing a grant received from the Federal government during the period starting when the power generating facilities were constructed until the expiration of the PPA contracts; these revenues are not derived from contracts with customers and therefore not under the scope of ASC 606.
When shipping and handling activities are performed after a customer obtains control of the product, Orion has elected to treat shipping and handling costs as an activity necessary to fulfill the performance obligation to transfer product to the customer and not as a separate performance obligation. Any shipping and handling costs charged to customers are recorded in Product revenue. Shipping and handling costs are accrued and included in Cost of product revenue.
See Note 9, Accrued Expenses and Other for discussion of Orion’s accounting for the warranty it provides to customers for its products and services.
Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.

Contract Fulfillment Costs
Costs associated with product sales are accumulated in inventory as the fixtures are manufactured and are transferred to Cost of product revenue at the time revenue is recorded. See Note 5, Inventories, Net. Costs associated with installation sales are expensed as incurred.

Disaggregation of Revenue
Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance. For the three months ended June 30, 2018, Product revenue included $0.7 million derived from sales-type leases for light fixtures, $30,875 derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $18,889 derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606. All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.
The primary end users of Orion’s lighting products and services are (a) the federal government, and (b) commercial or industrial companies.
The federal government obtains Orion products and services primarily through turnkey project sales that Orion makes to a select group of contractors who focus on the federal government. Revenues associated with government end users are primarily included in the Orion Engineered Systems Division segment.
Commercial or industrial end users obtain Orion products and services through turnkey project sales or by purchasing products either direct from Orion or through distributors or energy service companies ("ESCOs"). Revenues associated with commercial and industrial end users therefore are included within each of Orion’s segments, dependent on the sales channel.
See Footnote 17, Segments, for additional discussion concerning Orion’s reportable segments.
The following table provides detail of Orion’s total revenues for the three months ended June 30, 2018 (dollars in thousands):

	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$97	$—	$97
Commercial and industrial	11,901	1,014	12,915
Total lighting	11,998	1,014	13,012
Solar energy related revenues	20	—	20
Total revenues from contracts with customers	12,018	1,014	13,032
Revenue accounted for under other guidance	790	—	790
Total revenue	$12,808	$1,014	$13,822

Cash Flow Considerations
Customer payments for material only orders are due shortly after shipment.
Turnkey projects where the end user is the federal government typically span a three to six-month period. The contracts for these sales often provide for monthly progress payments equal to ninety percent (90%) of the value provided by Orion during the month.

Turnkey projects where the end user is a commercial or industrial company typically spans between two weeks and three months. Customer payment requirements for these projects vary by contract. Some contracts provide for customer payments for products and services as they are delivered, other contracts specify that the customer will pay for the project in its entirety upon completion of the installation.
Orion provides long term financing to one customer who frequently engages Orion in large turnkey projects that span between three and nine months. The customer executes an agreement providing for monthly payments of the contract price, plus interest, over a five-year period. The total transaction price in these contracts is allocated between product and services in the same manner as all other turnkey projects. The portion of the transaction associated with the installation is accounted for consistently with all other installation related performance obligations. The portion of the transaction associated with the sale of the multiple individual light fixtures is accounted for as sales-type leases in accordance with ASC 840, "Leases". Revenues associated with the sales-type leases are included in Product revenue and recorded for each fixture separately based on the customer’s monthly acknowledgment that specified fixtures have been installed and are operating as specified.
The payments associated with these transactions that are due during the twelve months subsequent to June 30, 2018 are included in Accounts receivable,net in Orion’s Condensed Consolidated Balance Sheet. The remaining amounts due that are associated with these transactions are included in Other long-term assets in Orion’s Condensed Consolidated Balance Sheet.
The customer’s monthly payment obligation commences after completion of the turnkey project. Orion generally sells the receivable from the customer to an independent financial institution either during, or shortly after completion of, the installation period. Upon execution of the receivables purchase / sales agreement, all amounts due from the customer are included in the caption Revenues earned but not billed on Orion’s Condensed Consolidated Balance sheet until cash is received from the financial institution. The financial institution releases funds to Orion based on the customer’s monthly acknowledgment of the progress Orion has achieved in fulfilling its installation obligation. Orion provides the progress certifications to the financial institution one month in arrears.
The total amount received from the sales of these receivables during the three months ended June 30, 2018 was $2.0 million. Orion’s losses on these sales aggregated $54,046 and is included in Interest expense in the Condensed Consolidated Statement of Operations.

Practical Expedients and Exemptions
Orion expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within Sales and marketing expense. There are no other capitalizable costs associated with obtaining contracts with customers.
Orion’s performance obligations related to lighting fixtures typically do not exceed nine months in duration. As a result, Orion has elected the practical expedient that provides an exemption of the disclosure requirements regarding information about value assigned to remaining performance obligations on contracts that have original expected durations of one year or less.
Orion has also adopted the practical expedient that provides an exemption of the disclosure requirement of the value assigned to performance obligations associated with contracts that were not complete as of April 1, 2018.
Orion also elected the practical expedient that permits companies to not disclose quantitative information about the future revenue when revenue is recognized as invoices are issued to customers for services performed.
Other than the turnkey projects which result in sales-type leases discussed above, Orion generally receives full payment for satisfied performance obligations in less than one year. Accordingly, Orion does not adjust revenues for the impact of any potential significant financing component as permitted by the practical expedients provided in ASC 606.

Contract Balances
A receivable is recognized when Orion has an enforceable right to payment in accordance with contract terms and an invoice has been issued to the customer. Payment terms on invoiced amounts are typically 30 days from the invoice date.
Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts. Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net. Revenue earned but not billed as of April 1, 2018 and June 30, 2018 includes $0.6 million and $0.1 million, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by the new standards.
Deferred revenue, current includes $13,425 of contract liabilities which represents consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the Federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by the new standards.
The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of April 1, 2018, after the adoption of the new standards, and as of June 30, 2018 (dollars in thousands).

	April 1, 2018	June 30, 2018
Accounts receivable, net	$9,020	$7,183
Contract assets	$1,773	$960
Contract liabilities	$13	$13
There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing. There were no changes to contract liabilities.

Impact on Financial Statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As Reported June 30, 2018	Adjustments	Balances without application of ASC 606
Assets
Cash and cash equivalents	$7,835	$—	$7,835
Accounts receivable, net	7,183	(133)	7,050
Revenue earned but not billed	1,055	(1,055)	—
Inventories, net	8,597	(115)	8,482
Deferred contract costs	—	397	397
Prepaid expenses and other current assets	408	636	1,044
Total current assets	25,078	(270)	24,808
Property and equipment, net	12,571	—	12,571
Other intangible assets, net	2,747	—	2,747
Other long-term assets	105	—	105
Total assets	$40,501	$(270)	$40,231
Liabilities and Shareholders’ Equity
Accounts payable	$10,215	$997	$11,212
Accrued expenses and other	4,909	(1,152)	3,757
Deferred revenue, current	89	167	256
Current maturities of long-term debt	80	—	80
Total current liabilities	15,293	12	15,305
Revolving credit facility	2,302	—	2,302
Long-term debt, less current maturities	85	—	85
Deferred revenue, long-term	847	82	929
Other long-term liabilities	615	(82)	533
Total liabilities	19,142	12	19,154
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2018 and March 31, 2018; no shares issued and outstanding at June 30, 2018 and March 31, 2018	—	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2018 and March 31, 2018; shares issued: 38,838,329 at June 30, 2018 and 38,384,575 at March 31, 2018; shares outstanding: 29,403,485 at June 30, 2018 and 28,953,183 at March 31, 2018	—	—	—
Additional paid-in capital	155,231	—	155,231
Treasury stock, common shares: 9,434,844 at June 30, 2018 and 9,431,392 at March 31, 2018	(36,087)	—	(36,087)
Retained deficit	(97,785)	(282)	(98,067)
Total shareholders’ equity	21,359	(282)	21,077
Total liabilities and shareholders’ equity	$40,501	$(270)	$40,231

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2018
	As Reported	Adjustments	Balances without application of ASC 606
Product revenue	$12,808	$553	$13,361
Service revenue	1,014	(725)	289
Total revenue	13,822	(172)	13,650
Cost of product revenue	9,724	1	9,725
Cost of service revenue	642	(421)	221
Total cost of revenue	10,366	(420)	9,946
Gross profit	3,456	248	3,704
Operating expenses:
General and administrative	3,076	—	3,076
Sales and marketing	2,578	256	2,834
Research and development	405	—	405
Total operating expenses	6,059	256	6,315
Loss from operations	(2,603)	(8)	(2,611)
Other income (expense):
Other income	19	—	19
Interest expense	(89)	(2)	(91)
Interest income	3	—	3
Total other expense	(67)	(2)	(69)
Loss before income tax	(2,670)	(10)	(2,680)
Income tax expense	22	—	22
Net loss	$(2,692)	$(10)	$(2,702)
Basic net loss per share attributable to common shareholders	$(0.09)	$0.00	$(0.09)
Weighted-average common shares outstanding	29,070,193	—	29,070,193
Diluted net loss per share	$(0.09)	$0.00	$(0.09)
Weighted-average common shares and share equivalents outstanding	29,070,193	—	29,070,193

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30, 2018
	As Reported	Adjustments	Balances without application of ASC 606
Operating activities
Net loss	$(2,692)	$(10)	$(2,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	347	—	347
Amortization	121	—	121
Stock-based compensation	228	—	228
Provision for inventory reserves	17	—	17
Provision for bad debts	82	—	82
Other	3	—	3
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	1,756	(151)	1,605
Revenue earned but not billed	1,300	(1,300)	—
Inventories	(102)	(571)	(673)
Deferred contract costs	—	597	597
Prepaid expenses and other assets	150	1,273	1,423
Accounts payable	(575)	112	(463)
Accrued expenses and other	(553)	147	(406)
Deferred revenue, current and long-term	(21)	(97)	(118)
Net cash (used in) provided by operating activities	61	—	61
Investing activities
Purchases of property and equipment	(23)	—	(23)
Additions to patents and licenses	—	—	—
Proceeds from sales of property, plant and equipment	—	—	—
Net cash used in investing activities	(23)	—	(23)
Financing activities
Payment of long-term debt and capital leases	(19)	—	(19)
Proceeds from revolving credit facility	17,188	—	17,188
Payment of revolving credit facility	(18,794)	—	(18,794)
Payments to settle employee tax withholdings on stock-based compensation	(3)	—	(3)
Net proceeds from employee equity exercises	1	—	1
Net cash used in financing activities	(1,627)	—	(1,627)
Net decrease in cash and cash equivalents	(1,589)	—	(1,589)
Cash and cash equivalents at beginning of period	9,424	—	9,424
Cash and cash equivalents at end of period	$7,835	$—	$7,835

NOTE 4 — ACCOUNTS RECEIVABLE, NET
As of June 30, 2018 and March 31, 2018, Orion's Accounts receivable and Allowance for doubtful accounts balances were as follows (dollars in thousands):

	June 30, 2018	March 31, 2018
Accounts receivable, gross	$7,416	$8,886
Allowance for doubtful accounts	(233)	(150)
Accounts receivable, net	$7,183	$8,736

NOTE 5 — INVENTORIES, NET
As of June 30, 2018, and March 31, 2018, Orion's Inventory balances were as follows (dollars in thousands):

	Cost	Reserve	Net
As of June 30, 2018
Raw materials and components	$6,922	$(1,335)	$5,587
Work in process	1,053	(310)	743
Finished goods	3,818	(1,551)	2,267
Total	$11,793	$(3,196)	$8,597

As of March 31, 2018
Raw materials and components	$6,073	$(1,363)	$4,710
Work in process	1,190	(263)	927
Finished goods	3,934	(1,745)	2,189
Total	$11,197	$(3,371)	$7,826

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
As of June 30, 2018, and March 31, 2018, Prepaid expenses and other current assets include the following (dollars in thousands):

	June 30, 2018	March 31, 2018
Unbilled accounts receivable (1)	$—	$1,910
Other prepaid expenses	408	557
Total	$408	$2,467
(1)     As of April 1, 2018, in conjunction with the adoption of ASC 606, the balance of unbilled Accounts receivable is included in Revenue earned but not billed on the balance sheet.

NOTE 7 — PROPERTY AND EQUIPMENT, NET
As of June 30, 2018, and March 31, 2018, Property and equipment, net include the following (dollars in thousands):

	June 30, 2018	March 31, 2018
Land and land improvements	$424	$424
Buildings and building improvements	9,245	9,245
Furniture, fixtures and office equipment	7,101	7,096
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	11,988	12,106
	34,079	34,192
Less: accumulated depreciation and amortization	(21,508)	(21,298)
Property and equipment, net	$12,571	$12,894
Equipment included above under capital leases was as follows (dollars in thousands):

	June 30, 2018	March 31, 2018
Equipment	$581	$581
Less: accumulated depreciation and amortization	(379)	(344)
Equipment, net	$202	$237
Orion recorded depreciation expense of $0.3 and $0.4 million for the three months ended June 30, 2018 and 2017, respectively.
NOTE 8 —OTHER INTANGIBLE ASSETS, NET
As of June 30, 2018, and March 31, 2018, the components of, and changes in, the carrying amount of Other intangible assets, net were as follows (dollars in thousands):

	June 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,636	$(1,410)	$1,226	$2,636	$(1,370)	$1,266
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,005	—	1,005	1,005	—	1,005
Customer relationships	3,600	(3,366)	234	3,600	(3,326)	274
Developed technology	900	(618)	282	900	(582)	318
Non-competition agreements	100	(100)	—	100	(95)	5
Total	$8,299	$(5,552)	$2,747	$8,299	$(5,431)	$2,868
Amortization expense on intangible assets was $0.1 and $0.2 million for the three months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, the weighted average remaining useful life of intangible assets was 5.4 years.

The estimated amortization expense for the remainder of fiscal 2019, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2019 (period remaining)	$322
Fiscal 2020	360
Fiscal 2021	285
Fiscal 2022	188
Fiscal 2023	97
Fiscal 2024	93
Thereafter	397
Total	$1,742
NOTE 9 — ACCRUED EXPENSES AND OTHER
As of June 30, 2018, and March 31, 2018, Accrued expenses and other include the following (dollars in thousands):

	June 30, 2018	March 31, 2018
Compensation and benefits	$1,249	$1,786
Accrued taxes	316	237
Contract costs	943	985
Legal and professional fees	561	400
Warranty	365	402
Sales returns reserve (1)	156	—
Credits due to customers (1)	996	—
Other accruals	323	361
Total	$4,909	$4,171
(1)Sales returns reserve was previously classified in Accounts receivable, net and Credits due to customers was previously classified in Accounts payable. As of April 1, 2018, in conjunction with the adoption of ASC 606, these balances are included in Accrued expenses and other on the Condensed Consolidated Balance Sheet.
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
Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Beginning of period	$673	$759
Reclassification on adoption of ASC 606	73	—
Provision to product cost of revenue	(22)	24
Charges	(6)	(2)
End of period	$718	$781
NOTE 10 — NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing Basic net loss attributable to common shareholders by the Weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

For the three months ended June 30, 2018 and 2017, Orion was in a net loss position; therefore, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Basic and Diluted net loss per common share is calculated based upon the following:

	Three Months Ended June 30,
	2018	2017
Numerator:
Net loss (in thousands)	$(2,692)	$(6,564)
Denominator:
Weighted-average common shares outstanding	29,070,193	28,455,434
Weighted-average common shares and common share equivalents outstanding	29,070,193	28,455,434
Net loss per common share:
Basic	$(0.09)	$(0.23)
Diluted	$(0.09)	$(0.23)
The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net loss per common share because their inclusion would have been anti-dilutive. The number of shares are as of the end of each period:

	June 30, 2018	June 30, 2017
Common stock options	624,667	1,442,153
Restricted shares	1,523,333	1,706,445
Total	2,148,000	3,148,598

NOTE 11 — RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2018 and 2017, Orion did not have any related party transactions.
NOTE 12 — LONG-TERM DEBT
Long-term debt consisted of the following (dollars in thousands):

	June 30, 2018	March 31, 2018
Revolving credit facility	$2,302	$3,908
Equipment lease obligations	165	184
Total long-term debt	2,467	4,092
Less current maturities	(80)	(79)
Long-term debt, less current maturities	$2,387	$4,013
Revolving Credit Agreement
Orion has an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of June 30, 2018, Orion's borrowing base was approximately $2.5 million. The Credit Facility has a maturity date of February 6, 2021, and includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2018, Orion had no outstanding letters of credit. Borrowings outstanding as of June 30, 2018, amounted to approximately $2.3 million and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheet. Orion estimates that as of June 30, 2018, it was eligible to borrow an additional $0.2 million under the Credit Facility based upon current levels of eligible Inventory and Accounts receivable.
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

From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement requires that Orion maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on Orion’s stock, redeem or repurchase shares of Orion’s stock, or pledge or dispose of assets. Orion was in compliance with its covenants in the Credit Agreement as of June 30, 2018.
Each subsidiary of Orion is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer Orion Throughput Agreements ("OTAs") and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of June 30, 2018, the interest rate was 5.34%. Orion must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
Equipment Lease Obligations
In June 2015, Orion entered into a lease agreement with a financing company in the principal amount of $0.4 million to fund certain equipment. The lease is secured by the related equipment. The lease bears interest at a rate of 3.6%, and matures in June 2020. The lease contains a one dollar buyout option.
Customer Equipment Finance Notes Payable
In December 2014, Orion entered into a secured borrowing agreement with a financing company in the principal amount of $0.4 million to fund completed customer contracts under its OTA finance program that were previously funded under a different OTA credit agreement. The loan amount was secured by the OTA-related equipment and the expected future monthly payments under the supporting 25 individual OTA customer contracts. The borrowing agreement bore an interest rate of 8.36% and matured in April 2018.
Other Long-Term Debt
In September 2010, Orion entered into a note agreement with the Wisconsin Department of Commerce that provided Orion with $0.3 million to fund Orion’s rooftop solar project at its Manitowoc facility. This note is included in the table above as Other long-term debt. The note was collateralized by the related solar equipment. The note allowed for two years without interest accruing or principal payments due. Beginning in July 2012, the note bore an interest of 2% and required monthly payments of $4,600. The note matured in June 2017 and was paid in full upon maturity.
NOTE 13 — INCOME TAXES
The income tax provision was determined by applying an estimated annual effective tax rate based upon the facts and circumstances known to book loss before income tax, adjusting for discrete items. The actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three-month period ended June 30, 2018 and 2017, Orion recorded income tax expense of $22,000 and $0, respectively, using this methodology.
As of June 30, 2018, and March 31, 2018, Orion had a full valuation allowance recorded against its deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Orion continues to evaluate the impact of the Tax Cut and Jobs Act ("Act") enacted December 22, 2017. The Act significantly changes U.S tax law by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign sourced earnings.
During fiscal 2018, Orion recognized a provisional reduction to its deferred tax assets of $9.9 million related to the Act. Substantially all of this decrease was offset by a corresponding decrease to the valuation allowance. The Company also provisionally estimated there will be no transition tax. As of June 30, 2018, Orion has not adjusted its provisional estimates. Because Orion remains in a loss position and has a full valuation allowance, Orion does not anticipate an impact to the income statement if there is a change to these provisional estimates.
Uncertain Tax Positions
As of June 30, 2018, the balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would reduce Orion’s effective tax rate if recognized.
Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as Other long-term liabilities to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in Income tax expense. Penalties and interest are included in the unrecognized tax benefits.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under operating leases was $0.2 million for the three months ended June 30, 2018 and 2017, respectively.
Litigation
Orion is subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, Orion is unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on our future results of operations. In addition to ordinary-course litigation, Orion was a party to the proceedings described below.
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
On November 10, 2017, a purported shareholder, Stephen Narten, filed a civil lawsuit in the Circuit Court for Manitowoc County against those individuals who served on Orion's Board of Directors during fiscal years 2015, 2016, and 2017 and certain current and former officers during the same period. The plaintiff, who purports to bring the suit derivatively on behalf of Orion, alleged that the director defendants breached their fiduciary duties in connection with granting certain stock-based incentive awards under Orion's 2004 Stock and Incentive Awards Plan and that the directors and current and former officers breached their fiduciary duties by accepting those awards. During the first quarter of fiscal 2019, the parties reached a settlement of the claims and the case was dismissed. The settlement did not have a material impact on Orion's results of operations or financial condition.
State Tax Assessment
During fiscal year 2018, Orion was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017.   Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, statements of operations, or liquidity.
During fiscal year 2019, Orion was notified of a pending sales and use tax audit by the California Department of Tax and Fee Administration for the period covering April 1, 2015 through March 31, 2018. Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, statements of operations, or liquidity.
NOTE 15 — SHAREHOLDERS’ EQUITY
Employee Stock Purchase Plan
In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. In the three months ended June 30, 2018, Orion issued 886 shares under the ESPP plan at a closing market price of $1.10.

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
Prior to shareholder approval of the Plan, the Company maintained its 2004 Stock and Incentive Awards Plan, as amended, which authorized the grant of cash and equity awards to employees (the “Former Plan”). No new awards are being granted under the Former Plan; however, all awards granted under the Former Plan that were outstanding as of August 3, 2016 will continue to be governed by the Former Plan. Forfeited awards originally issued under the Former Plan are canceled and are not available for subsequent issuance under the Plan.
Certain non-employee directors have elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program. The Plan and the Former Plan also permit accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.
The following amounts of stock-based compensation were recorded (dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Cost of product revenue	$1	$6
Cost of service revenue	1	—
General and administrative	205	267
Sales and marketing	21	41
Research and development	—	6
Total	$228	$320

During the first three months of fiscal 2019, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Balance at March 31, 2018	1,485,799	629,667
Awards granted	519,000	—
Awards vested	(453,754)	—
Awards forfeited	(27,712)	(5,000)
Awards outstanding at June 30, 2018	1,523,333	624,667
Per share price on grant date	0.84	—
As of June 30, 2018, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.1 years, was approximately $1.4 million.

NOTE 17 — SEGMENTS
Orion has the following business segments: Orion Engineered Services Division ("OES"), Orion Distribution Services Division ("ODS"), and Orion U.S. Markets Division ("USM"). The accounting policies are the same for each business segment as they are on a consolidated basis.
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

	Revenues		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Segments:
Orion Engineered Systems	$3,231	$5,408	$(1,253)	$(1,891)
Orion Distribution Services	9,226	5,760	85	(741)
Orion U.S. Markets	1,365	1,390	(131)	(1,532)
Corporate and Other	—	—	(1,304)	(2,338)
	$13,822	$12,558	$(2,603)	$(6,502)
NOTE 18 — REORGANIZATION OF BUSINESS
During fiscal 2018, Orion executed on a cost reduction plan by entering into separation agreements with multiple employees. Orion's restructuring expense for the three months ended June 30, 2018 and 2017 is reflected within its Condensed Consolidated Statements of Operations as follows (dollars in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2018	2017
Cost of product revenue	$—	$40
General and administrative	11	1,767
Sales and marketing	17	97
Total	$28	$1,904

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2018	2017
Orion Engineered Systems	5	—
Orion Distribution Systems	$12	$75
Corporate and Other	11	1,829
Total	$28	$1,904
Cash payments for employee separation costs in connection with the reorganization of business plans were $0.1 million and $1.3 million in the three months ended June 30, 2018, and June 30, 2017, respectively. The remaining restructuring cost accruals as of June 30, 2018 were $0.2 million, which represents post-retirement medical benefits for one former employee which will be paid over several years.
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
Overview
We provide enterprise-grade light emitting diode ("LED") lighting and energy project solutions. We research, develop, design, manufacture, market, sell and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.
Our lighting products consist primarily of LED lighting fixtures. Our principal customers include national account end-users, electrical distributors, energy service companies ("ESCOs") and electrical contractors. Currently, substantially all of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although as the LED market continues to evolve, we have the flexibility to source products and components from third parties in order to provide versatility in our product development.
We believe the market for lighting products has shifted to LED lighting systems, and that the customer base for our legacy high intensity fluorescent ("HIF") technology products will continue to decline. Compared to our legacy HIF lighting systems, we believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by HIF or other legacy technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the LED market. Although we continue to sell some lighting products using our legacy HIF technology, we do not build to stock HIF products and instead build to committed customer orders as received. We plan to maintain our primary focus on developing and selling innovative LED products.
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
Our ability to achieve our desired revenue growth and profitability goals depends on our ability to effectively engage distribution and sales agents, develop recurring revenue streams, implement our cost reduction initiatives, manage pricing pressures in the LED market, and improve our marketing, new product development, project execution, customer service, margin enhancement and operating expense management, as well as other factors. In addition, the gross margins of our products can vary significantly depending upon the types of products we sell, with margins typically ranging from 15% to 50%. As a result, a change in the total mix of our sales among higher or lower margin products can cause our profitability to fluctuate from period to period.

Our fiscal year ends on March 31. We refer to our current fiscal year which will end on March 31, 2019 as "fiscal 2019". We refer to our just completed fiscal year, which ended on March 31, 2018, as “fiscal 2018”, and our prior fiscal year which ended on March 31, 2017 as "fiscal 2017". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.
Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. We have three reportable segments: Orion Engineered Systems Division ("OES"), Orion Distribution Services Division ("ODS"), and Orion U.S. Markets Division ("USM").
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

•
Improving LED product performance and reducing customer return on investment payback periods resulting in increased customer preference for LED lighting products compared to legacy HIF lighting products.

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
Management Restructuring and Focus on Profitability
During fiscal 2018, we executed on a cost reduction plan to reduce cost and streamline operations. The cost reduction plan included a reduction in headcount, restructuring of management and board compensation, and other cost reduction measures. Restructuring expenses included severance, outplacement services and continued medical benefits for terminated employees for a limited post-employment period.
Our restructuring expense for the three months ended June 30, 2018 and 2017 is reflected within our consolidated statements of operations as follows (dollars in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2018	2017
Cost of product revenue	$—	$40
General and administrative	11	1,767
Sales and marketing	17	97
Total	$28	$1,904

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2018	2017
Orion Engineered Systems	5	—
Orion Distribution Systems	$12	$75
Corporate and Other	11	1,829
Total	$28	$1,904
Cash payments for employee separation costs in connection with our reorganization of the business were $0.1 million and $1.3 million in the first quarter of fiscal 2019 and 2018, respectively.
We believe that our cost reduction plan taken during fiscal 2018 will result in annualized cost savings of approximately $6.0 million as compared to fiscal 2017. The impact of these cost reductions was fully realized as of the first quarter of fiscal 2019.
Fiscal 2019 Outlook
We remain optimistic about our near-term and long-term financial performance. Our executive leadership team has developed a fiscal 2019 strategic plan to reflect our current business environment and the continuing opportunities and challenges of the LED and connected lighting marketplace. The overall goal of the plan is to build on what we achieved in fiscal 2018, both in terms or our distribution network and reinvigoration of our direct sales effort, while leveraging our achieved cost containment efforts.
Our outlook for fiscal 2019 is positive as we believe that the following factors will directly or indirectly drive customer spending on lighting solutions:

•	LED adoption continues to grow in all sectors;

•	Commercial and industrial sentiment remains strong;

•	Utility incentives continue to be available;

•	Capital spending is increasing;

•	Business profits are increasing; and

•	Consumer spending remains strong.
Beyond the benefits of our lighting fixtures, we believe that there is also an opportunity to utilize our platform as a “connected ceiling”, or a framework or network that can support the installation and integration of other business solutions on our digital platform. This anticipated potential growth opportunity is also known as the “Industrial Internet of Things” or IoT, and is still early in its development; however, we have already participated in a few compelling applications that deliver cost savings and efficiency in areas outside of lighting.
There is a great amount of debate regarding a wide range of policy options with respect to monetary, regulatory, and trade, amongst others, that the U.S. federal government has and may pursue, including the recent imposition of tariffs on certain imports and continuing discussions on amending or terminating North American Free Trade Agreement (“NAFTA”). Certain of the components used in our products are impacted by the recently imposed tariffs on China imports, but we do not currently believe that such tariffs will have a material adverse financial effect on our results of operations. Any future policy changes that may be implemented in the future could have a positive or negative consequence on our financial performance depending on how the changes would influence many factors, including business and consumer sentiment.
Recently Adopted Accounting Standards
We adopted ASC 606 ("ASC 606") and ASC 340-40 (the “new standards”) as of April 1, 2018 for contracts with customers that were not fully complete as of April 1, 2018 using the modified retrospective transition method. The cumulative effect of initially applying the new standards was recorded as an immaterial adjustment to our opening balance of retained deficit within our condensed consolidated statement of shareholders’ equity.
The new standards are applied separately for each contract between us and a customer. While the impact of the new standards vary for each contract based on its specific terms, in general, the new standards result in us (a) delaying the recognition of some of its Product revenue from the point of shipment until a later date during the installation period, (b) recording Service revenue associated with installing lighting fixtures as such fixtures are installed instead of recording all Services revenue at the completion of the installation, and (c) recording costs associated with installing lighting fixtures as they are incurred instead of deferring such costs and recognizing them at the time Service revenue was recorded.

The adoption of the new standards also resulted in reclassifications (a) between Product revenue and Service revenue, and between Cost of service revenue, and Sales and marketing expenses in our Condensed Consolidated Statement of Operations, and (b) between Accounts receivable, Revenue earned but not billed, Inventories, net, Deferred contract costs, Prepaid expenses and other current assets, Accounts payable, Accrued expenses and other, Deferred revenue, current, Deferred revenue, long-term, and Other long-term liabilities in our Condensed Consolidated Balance Sheet.

Results of Operations - Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017
The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended June 30,
	2018	2017		2018	2017
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$12,808	$11,781	8.7%	92.7%	93.8%
Service revenue	1,014	777	30.5%	7.3%	6.2%
Total revenue	13,822	12,558	10.1%	100.0%	100.0%
Cost of product revenue	9,724	8,813	10.3%	70.4%	70.2%
Cost of service revenue	642	1,034	(37.9)%	4.6%	8.2%
Total cost of revenue	10,366	9,847	5.3%	75.0%	78.4%
Gross profit	3,456	2,711	27.5%	25.0%	21.6%
General and administrative expenses	3,076	5,335	(42.3)%	22.3%	42.5%
Sales and marketing expenses	2,578	3,354	(23.1)%	18.6%	26.7%
Research and development expenses	405	524	(22.7)%	2.9%	4.2%
Loss from operations	(2,603)	(6,502)	60.0%	(18.8)%	(51.8)%
Other income	19	—	NM	0.1%	—%
Interest expense	(89)	(67)	32.8%	(0.6)%	(0.5)%
Interest income	3	5	(40.0)%	—%	—%
Loss before income tax	(2,670)	(6,564)	59.3%	(19.3)%	(52.3)%
Income tax expense	22	—	NM	0.2%	—%
Net loss	$(2,692)	$(6,564)	59.0%	(19.5)%	(52.3)%

*NM - Not Meaningful
Revenue. Product revenue increased 8.7% or $1.0 million, for the first quarter of fiscal 2019 versus the first quarter of fiscal 2018. The increase in Product revenue was primarily the result of increased sales through our distribution channel. Service revenue increased 30.5%, or $0.2 million. Excluding the impact of the classification of $0.4 million of Service revenue that, under ASC 605, was classified as Product Revenue and $0.3 million due to timing differences between ASC 606 and ASC 605, Service revenue decreased 62.7%, or $0.5 million, due to the timing of project installations in the first quarter of fiscal 2019 when compared to the first quarter of fiscal 2018. Total revenue increased by 10.1%, or $1.3 million, or 8.7%, or $1.1 million excluding the impact of the adoption of ASC 606, primarily due to the items discussed above.
Cost of Revenue and Gross Margin. Cost of product revenue increased 10.3%, or $0.9 million in the first quarter of fiscal 2019 versus the first quarter of fiscal 2018 primarily due to the increase in sales. Cost of service revenue decreased 37.9%, or $0.4 million, in the first quarter of fiscal 2019 versus the first quarter of fiscal 2018. Excluding the impact of the adoption of ASC 606, Cost of service revenue decreased $0.8 million or 78.6%. The decrease was primarily due to the timing of project installations and higher costs in the prior year quarter. Gross margin increased from 21.6% of revenue in the first quarter fiscal 2018 to 25.0% in the first quarter of fiscal 2019, primarily reflecting higher revenue in the recent period, as well as higher leverage of our manufacturing capacity. Excluding the impact of the adoption of ASC 606, gross margin as a percent of sales in the first quarter of fiscal 2019 was 27.1%.
Operating Expenses
General and Administrative. General and administrative expenses decreased 42.3%, or $2.3 million, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, primarily due to the employee separation costs of $1.8 million incurred in fiscal 2018 and the benefits of our cost reduction initiatives.
Sales and Marketing. Sales and marketing expenses decreased 23.1%, or $0.8 million, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Excluding the impact of the adoption of ASC 606, Sales and marketing expenses decreased 15.5%, or $0.5 million, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The decrease quarter over quarter was primarily due to reduced wages due to the impact of our cost reduction plan initiated in fiscal 2018, lower travel and entertainment and marketing expenses, partially offset by increased commissions due to higher sales.

Research and Development. Research and development expenses decreased by 22.7%, or $0.1 million, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 primarily due to decreased consulting costs.
Interest Expense. Interest expense in the first quarter of fiscal 2019 increased by 32.8%, or $22,000, from the first quarter of fiscal 2018. The increase in interest expense was due to increased third party financing costs.
Interest Income. Interest income in the first quarter of fiscal 2019 decreased by 40.0%, or $2,000, from the first quarter of fiscal 2018. Our interest income decreased as a result of the continued run-off of legacy customer financed projects.
Income Taxes. Income tax expense of $22,000 in the first quarter of fiscal 2019 primarily reflected state tax liabilities. Our normal income tax expense is due primarily to minimum state tax liabilities.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Three Months Ended June 30,
	2018	2017	% Change
Revenues	$3,231	$5,408	(40.3)%
Operating loss	$(1,253)	$(1,891)	NM
Operating margin	(38.8)%	(35.0)%
OES revenue decreased in the first quarter of fiscal 2019 by 40.3%, or $2.2 million, compared to the first quarter of fiscal 2018 primarily as a result of the timing of delivery of our turnkey projects.
OES segment operating loss in the first quarter of fiscal 2019 was ($1.3 million), an improvement of $0.6 million from the first quarter of fiscal 2018. The improvement in the segment’s operating loss was the result of non-recurring severance expense of $0.1 million in the first quarter of fiscal 2018, as well as the benefit of lower corporate allocated costs due to the impact of cost reduction initiatives.
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.
The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Three Months Ended June 30,
	2018	2017	% Change
Revenues	$9,226	$5,760	60.2%
Operating income (loss)	85	(741)	NM
Operating margin	0.9%	(12.9)%
ODS segment revenue increased in the first quarter of fiscal 2019 by 60.2%, or $3.5 million, compared to the first quarter of fiscal 2018, primarily due to an increase in sales through our distribution channel.
ODS segment operating income in the first quarter of fiscal 2019 was $0.1 million, an improvement of $0.8 million from the operating loss of ($0.7 million) in first quarter of fiscal 2018. The improvement in the segment’s operating income was due to the increase in sales as well as the result of non-recurring severance expense of $0.1 million in the first quarter of fiscal 2018.

Orion U.S. Markets Division
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended June 30,
	2018	2017	% Change
Revenues	$1,365	$1,390	(1.8)%
Operating loss	$(131)	$(1,532)	NM
Operating margin	(9.6)%	(110.2)%
USM segment revenue decreased from the first quarter of fiscal 2018 by 1.8%, or $25,000 dollars. The decrease in revenue during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was due to a decrease in sales to a large customer.
USM segment operating loss for the first quarter of fiscal 2019 was ($0.1 million), an improvement of $1.4 million over the first quarter of fiscal 2018. The improvement in the operating loss represents improved operating expense leverage on lower allocated corporate costs.
Liquidity and Capital Resources
Overview
We had approximately $7.8 million in cash and cash equivalents as of June 30, 2018, compared to $9.4 million at March 31, 2018. Our cash position decreased primarily as a result of our net loss, offset by continued progress on managing working capital and the net repayment of $1.6 million on our revolving credit facility.
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
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Operating activities	$61	$(5,755)
Investing activities	(23)	(224)
Financing activities	(1,627)	(2,843)
Decrease in cash and cash equivalents	$(1,589)	$(8,822)
Cash Flows Related to Operating Activities. Cash provided by or used in operating activities primarily consisted of a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, provisions for reserves, and the effect of changes in working capital and other activities.
Cash provided by operating activities for the first quarter of fiscal 2019 was $0.1 million and consisted of a net loss adjusted for non-cash expense items of ($1.9 million) and net cash provided by changes in operating assets and liabilities of $2.0 million. Cash used by changes in operating assets and liabilities consisted of a decrease of $0.6 million in Accounts payable due to the timing of payments, a decrease in Accrued expenses and other of $0.6 million due to payment of sales commissions, and a increase in Inventories of $0.1 million as a result of an increased focus on inventory management. Cash provided by changes in operating assets and liabilities included a decrease of $1.8 million in Accounts receivable due to the timing of customer collections and a decrease in Revenue earned but not billed of $1.3 million due to the timing of billing to customers.

Cash used in operating activities for the first quarter of fiscal 2018 was $5.8 million and consisted of a net loss adjusted for non-cash expense items of ($5.6 million) and net cash used by changes in operating assets and liabilities of $0.2 million. Cash used by changes in operating assets and liabilities included a decrease of $2.0 million in Accounts payable due to the timing of payments, a decrease in Accrued expenses and other of $0.7 million primarily due to the timing of payment of commissions and lower accrued bonuses in the current fiscal year, an increase in Deferred contract costs of $0.8 million due to the timing of project completions, and an increase in Prepaid expenses and other assets of $0.2 million due to an increase in unbilled revenue related to the timing of customer billings. Cash provided by changes in operating assets and liabilities included a decrease of $2.1 million in Accounts receivable due to the decline in sales and the timing of customer collections, a decrease in Inventories of $1.2 million as a result of increased focus on inventory management in consideration of the lower sales volume, and an increase of $0.2 million in Deferred revenue, current and long-term due to the timing of project completions.
Cash Flows Related to Investing Activities. Cash used in investing activities in the first quarter of fiscal 2019 consisted of purchases of Property and equipment.
Cash used in investing activities of $0.2 million in the first quarter fiscal 2018 consisted of purchases of Property and equipment and additions to patents and licenses.
Cash Flows Related to Financing Activities. Cash used in financing activities was $1.6 million for the first quarter of fiscal 2019, due almost entirely to the net repayment of our Credit Facility.
Cash used in financing activities was $2.8 million for the first quarter of fiscal 2018, due almost entirely to the net repayment of our Credit Facility.
Working Capital
Our net working capital as of June 30, 2018 was $9.8 million, consisting of $25.1 million in current assets and $15.3 million in current liabilities. Our net working capital as of March 31, 2018 was $13.0 million, consisting of $29.4 million in current assets and $16.4 in current liabilities. Our current Accounts receivable, net balance decreased by $1.6 million from the fiscal 2018 year-end primarily due to the timing of customer collections. Our Revenue earned but not billed balance increased $1.0 million from the fiscal 2018 year-end; the change in the account included reclassifications of $2.4 million as of April 1, 2018 which were recorded in conjunction with the adoption of ASC 606, offset by billings to customers in the quarter. Our Prepaid expenses and other current assets decreased $2.1 million primarily due to the reclassification of Revenue earned not billed of $1.0 million to its own balance sheet line item in conjunction with the adoption of ASC 606. Our Inventories, net increased from the fiscal 2018 year-end by $0.8 million due to reclassifications of $0.7 million as of April 1, 2018 in conjunction with the adoption of ASC 606 and an increase in inventory of $0.1 million on higher sales. Our Deferred contract costs decreased $1.0 million from the fiscal 2018 year-end due to the adoption of ASC 606 and reclassification of these costs to either equity or inventory as part of the transition adjustment on April 1, 2018. Deferred costs is not used subsequent to the adoption of ASC 606. Our Accounts payable decreased $1.5 million due to reclassifications of $0.9 million of April 1, 2018 in conjunction with the adoption of ASC 606 and the timing of purchases during the quarter. Our Accrued expenses increased from our fiscal 2018 year-end by $0.7 million due to reclassifications of $1.3 million as of April 1, 2018 in conjunction with the adoption of ASC 606 offset by payments for commissions and other expenses.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our Accounts receivable, Inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
We have an amended credit agreement ("Credit Agreement") that provides for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of June 30, 2018 our borrowing base was approximately $2.5 million. The Credit Facility has a maturity date of February 6, 2021 and includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2018, we had no outstanding letters of credit. Borrowings outstanding as of June 30, 2018, amounted to approximately $2.3 million and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheet. We estimate that as of June 30, 2018, we were eligible to borrow an additional $0.2 million under the Credit Facility based upon current levels of eligible Inventory and Accounts receivable.
Subject in each case to our applicable borrowing base limitations, the Credit Agreement otherwise provides for a $15.0 million Credit Facility. This limit may increase to $20.0 million based on a borrowing base requirement, if we satisfy certain conditions. We did not meet the requirements to increase the borrowing limit to $20.0 million as of July 31, 2017, the most recent measurement date.
From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement requires that we maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contains additional customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets. We were in compliance with our covenants in the Credit Agreement as of June 30, 2018.
Each of our subsidiaries is a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement is secured by a security interest in substantially all of our and each subsidiary’s personal property and a mortgage on certain real property.
Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of June 30, 2018, the interest rate was 5.34%. We must pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
Capital Spending
Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $23,000 and $0.2 million for the three-month periods ended June 30, 2018 and 2017, respectively. We plan to incur approximately $0.3 million in capital expenditures in fiscal 2019. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Backlog
Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog totaled $3.6 million and $3.3 million as of June 30, 2018 and March 31, 2018, respectively. We generally expect our backlog to be recognized as revenue within one year.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2018. For the three months ended June 30, 2018, there were no material changes in our accounting policies.
Recent Accounting Pronouncements
For a complete discussion of recent accounting pronouncements, refer to Note 2 in the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2018. There have been no material changes to such exposures since March 31, 2018.

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
As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018, we identified the following material weaknesses that existed as of March 31, 2018 and continued to exist at June 30, 2018. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the material weaknesses described above, in consultation with management, our Chief Executive Officer and Chief Financial Officer have concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2018 and June 30, 2018, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
For the year ended March 31, 2018 and the subsequent interim period, we enhanced our closing procedures to ensure that, in all material respects, our financial statements are presented in conformity with GAAP and free of material misstatement as of and for the periods ended March 31, 2018 and June 30, 2018.

Plans for Remediation of Material Weaknesses

Our Board, the Audit & Finance Committee and management have identified additional resources to assist in the remediation effort and are developing and implementing new processes, procedures and internal controls to remediate the material weakness that existed in our internal control over financial reporting as it related to project cost accounting, the accounting close and forecasting processes, and our disclosure controls and procedures, as of March 31, 2018 and June 30, 2018.

We have developed a remediation plan (the “Remediation Plan”) to address the material weakness for the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•	Ensure a thorough understanding of the current state, process owners, and procedural or technological gaps causing the deficiency;

•	Design a remediation action for the forecasting process, to ensure supportable and accurate forecast data are gathered, analyzed and reviewed on a timely basis;

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and:

•	Review and acceptance of completion of the remediation effort by executive management and the Audit & Finance Committee.

The following are steps we have taken or are in the process of taking toward the remediation plan:

•	Developed a forecast review process performed by the accounting department to confirm accuracy, completeness and reliability of forecast data.

•	Improved the process to evaluate potential triggering events and impairment, including a more formal review of the forecast and enhanced documentation of the analysis and conclusion.

•	Designed improved procedures and controls for project cost accounting, including enhanced communication and tracking of project costs.

•	Implemented controls related to inventory valuation, accounting close, tax, revenue and project cost accounting, but further testing is required to confirm operating effectiveness.

•	Continue to formalize and strengthen management review controls and timeliness of execution as they pertain to the accounting close.

•	Update policies and procedures for process and control changes and provide additional training to key personnel.

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
Changes in Internal Control over Financial Reporting
Effective April 1, 2018, we adopted Topic 606, “Revenue from Contracts with Customers” ("ASC 606"), using the modified retrospective approach. Although the adoption of this standard did not have a significant impact on our financial results, we have implemented changes to our controls related to revenue. These changes include enhanced reviews around customer contracts, the evaluation of contracts based off the five-step revenue recognition model, and additional ongoing monitoring activities. These controls were designed to provide reasonable assurance of the fair presentation of our financial statements and related disclosures.
There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the implementation of our Remediation Plans and the adoption of ASC 606, as described above.

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
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which we filed with the SEC on June 13, 2018 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2018.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)