Form 10-Q
period 2018-09-30
ORION ENERGY SYSTEMS, INC.
filed 2018-11-13
CIK 1409375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an "emerging growth company". See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 29,570,086 shares of the Registrant’s common stock outstanding on October 31, 2018.

ORION ENERGY SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2018	March 31, 2018
Assets
Cash and cash equivalents	$5,665	$9,424
Accounts receivable, net	5,778	8,736
Revenue earned but not billed	703	—
Inventories, net	8,327	7,826
Deferred contract costs	—	1,000
Prepaid expenses and other current assets	417	2,467
Total current assets	20,890	29,453
Property and equipment, net	12,281	12,894
Other intangible assets, net	2,664	2,868
Other long-term assets	102	110
Total assets	$35,937	$45,325
Liabilities and Shareholders’ Equity
Accounts payable	$8,850	$11,675
Accrued expenses and other	4,828	4,171
Deferred revenue, current	117	499
Current maturities of long-term debt	81	79
Total current liabilities	13,876	16,424
Revolving credit facility	1,419	3,908
Long-term debt, less current maturities	64	105
Deferred revenue, long-term	828	940
Other long-term liabilities	621	524
Total liabilities	16,808	21,901
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2018 and March 31, 2018; no shares issued and outstanding at September 30, 2018 and March 31, 2018	—	—
Common stock, no par value: Shares authorized: 200,000,000 at September 30, 2018 and March 31, 2018; shares issued: 38,974,961 at September 30, 2018 and 38,384,575 at March 31, 2018; shares outstanding: 29,537,474 at September 30, 2018 and 28,953,183 at March 31, 2018	—	—
Additional paid-in capital	155,442	155,003
Treasury stock, common shares: 9,437,487 at September 30, 2018 and 9,431,392 at March 31, 2018	(36,090)	(36,085)
Retained deficit	(100,223)	(95,494)
Total shareholders’ equity	19,129	23,424
Total liabilities and shareholders’ equity	$35,937	$45,325
The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Product revenue	$11,590	$14,109	$24,398	$25,890
Service revenue	1,608	1,313	2,622	2,090
Total revenue	13,198	15,422	27,020	27,980
Cost of product revenue	9,367	10,593	19,091	19,406
Cost of service revenue	1,289	1,208	1,931	2,243
Total cost of revenue	10,656	11,801	21,022	21,649
Gross profit	2,542	3,621	5,998	6,331
Operating expenses:
General and administrative	2,336	3,157	5,412	8,491
Impairment of intangible assets	—	710	—	710
Sales and marketing	2,135	2,906	4,713	6,260
Research and development	354	380	759	904
Total operating expenses	4,825	7,153	10,884	16,365
Loss from operations	(2,283)	(3,532)	(4,886)	(10,034)
Other income (expense):
Other income	15	—	34	—
Interest expense	(169)	(139)	(258)	(206)
Interest income	3	3	6	7
Total other expense	(151)	(136)	(218)	(199)
Loss before income tax	(2,434)	(3,668)	(5,104)	(10,233)
Income tax expense	4	—	26	—
Net loss	$(2,438)	$(3,668)	$(5,130)	$(10,233)
Basic net loss per share attributable to common shareholders	$(0.08)	$(0.13)	$(0.18)	$(0.36)
Weighted-average common shares outstanding	29,488,363	28,834,868	29,280,421	28,646,188
Diluted net loss per share	$(0.08)	$(0.13)	$(0.18)	$(0.36)
Weighted-average common shares and share equivalents outstanding	29,488,363	28,834,868	29,280,421	28,646,188
The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(5,130)	$(10,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	679	701
Amortization	232	324
Stock-based compensation	439	618
Impairment of intangible assets	—	710
Provision for inventory reserves	(159)	301
Provision for bad debts	85	21
Other	8	12
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	3,157	1,014
Revenue earned but not billed	1,652	—
Inventories	345	3,981
Deferred contract costs	—	751
Prepaid expenses and other assets	141	1,156
Accounts payable	(1,941)	(3,816)
Accrued expenses and other	(628)	(438)
Deferred revenue, current and long-term	(12)	237
Net cash used in operating activities	(1,132)	(4,661)
Investing activities
Purchases of property and equipment	(66)	(283)
Additions to patents and licenses	(28)	(30)
Net cash used in investing activities	(94)	(313)
Financing activities
Payment of long-term debt and capital leases	(39)	(111)
Proceeds from revolving credit facility	33,011	34,176
Payment of revolving credit facility	(35,501)	(37,722)
Payments to settle employee tax withholdings on stock-based compensation	(6)	(8)
Net proceeds from employee equity exercises	2	3
Net cash used in financing activities	(2,533)	(3,662)
Net decrease in cash and cash equivalents	(3,759)	(8,636)
Cash and cash equivalents at beginning of period	9,424	17,307
Cash and cash equivalents at end of period	$5,665	$8,671
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
Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion leases office space in Jacksonville, Florida. Orion had leased office space in Chicago, Illinois, and Houston, Texas, but as of June 30, 2018, Orion had vacated these locations. During fiscal 2018, Orion had leased warehouse space in Manitowoc, Wisconsin and Augusta, Georgia, but as of March 31, 2018, Orion had vacated these storage locations.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2019 or other interim periods.
The Condensed Consolidated Balance Sheets at March 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the SEC on June 13, 2018.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence, allowance for doubtful accounts, accruals for warranty and loss contingencies, income taxes, impairment analyses, and certain equity transactions. Accordingly, actual results could differ from those estimates.
Concentration of Credit Risk and Other Risks and Uncertainties
Orion's cash is deposited with two financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.
Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three and six months ended September 30, 2018, no supplier accounted for more than 10.0% of total cost of revenue. For the three and six months ended September 30, 2017, no supplier accounted for more than 10.0% of total cost of revenue.
For the three months ended September 30, 2018, one customer accounted for 14.0% of total revenue. For the six months ended September 30. 2018, no customers accounted for more than 10.0% of total revenue. For the three months ended

September 30, 2017, one customer accounted for 13.7% of total revenue. For the six months ended September 30, 2017, one customer accounted for 11.9% of total revenue.
As of September 30, 2018, no customer accounted for more than 10.0% of Accounts receivable. As of March 31, 2018, one customer accounted for 13.2% of Accounts receivable.
Recent Accounting Pronouncements
Issued: Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases" (Subtopic 842). The pronouncement, and subsequent amendments, which is included in the Accounting Standards Codification as Subtopic 842 (“ASC 842”), requires that lessees recognize right-of-use assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and disclose additional quantitative and qualitative information about leasing arrangements. Under ASU 842, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating leases, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control, have been transferred through the lease contract. ASU 842 also provides guidance on the presentation of the effects of leases in the income statement and statement of cash flows. Orion will adopt this ASU and subsequent amendments on April 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. Additionally, Orion expects to elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Orion has not yet completed its review of the full provisions of this ASU against its outstanding lease arrangements and is in the process of quantifying the lease liability and related right of use asset which will be recorded to its condensed consolidated balance sheets upon adoption of the ASU. In addition, management continues to assess the impact of adoption of this ASU on its condensed consolidated statements of operations, cash flows, and the related footnote disclosures.
Recently Adopted Standards
On April 1, 2018, Orion adopted ASU 2014-09 and subsequent amendments, which is included in the Accounting Standards Codification as "Revenue from Contracts with Customers" (Topic 606) (“ASC 606”) and Sub-Topic 340-40 (“ASC 340-40”), using the modified retrospective approach. ASC 606 supersedes the revenue recognition requirements in “Revenue Recognition” (Topic 605) ("ASC 605") and provides guidance on the accounting for other assets and deferred costs associated with contracts with customers. ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 340-40 limits the circumstances that an entity can recognize an asset from the costs incurred to obtain or fulfill a contract that are not subject to the guidance in other portions in the Accounting Standards Codification, such as those related to inventory. The provisions of ASC 606 and ASC 340-40 require entities to use more judgments and estimates than under previous guidance when allocating the total consideration in a contract to the individual promises to customers (“performance obligations”) and determining when a performance obligation has been satisfied and revenue can be recognized. The adoption of ASC 606 did not have a material effect on Orion's financial statements. Orion has updated its processes and controls necessary for implementing ASC 606, including the increased disclosure requirements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which provided clarification and additional guidance as to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU provided guidance as to the classification of a number of transactions including: contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This new ASU was effective for Orion in the first quarter of fiscal 2019 and has been applied through retrospective adjustment to all periods presented. The adoption of this ASU did not have a material impact on Orion’s condensed consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting” which provides guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. The provisions of this ASU were effective for Orion beginning on April 1, 2018. The adoption of this ASU did not have a material impact on Orion’s condensed consolidated financial statements.

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
The adoption of the new standards also resulted in reclassifications (a) between Product revenue and Service revenue, and between Cost of service revenue and Sales and marketing expenses in Orion’s Condensed Consolidated Statement of Operations, and (b) between Accounts receivable, net, Revenue earned but not billed, Inventories, net, Deferred contract costs, Prepaid expenses and other current assets, Accounts payable, Accrued expenses and other, Deferred revenue, current, Deferred revenue, long-term, and Other long-term liabilities in Orion’s Condensed Consolidated Balance Sheets.
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
Revenue derived from customer contracts which include only performance obligation(s) for lighting fixtures and components is classified as Product revenue in the Condensed Consolidated Statements of Operations. The revenue for these transactions is recorded at the point in time when management believes that the customer obtains control of the products, generally either upon shipment or upon delivery to the customer’s facility. This point in time is determined separately for each contract and requires judgment by management of the contract terms and the specific facts and circumstances concerning the transaction.
Revenue from a customer contract which includes both the sale of fixtures and the installation of such fixtures (which Orion refers to as a turnkey project) is allocated between each lighting fixture and the installation performance obligation based on relative standalone selling prices.
Revenue from turnkey projects that is allocated to the sale of the lighting fixtures is recorded at the point in time when management believes the customer obtains control of the product(s) and is reflected in Product revenue. This point in time is determined separately for each customer contract based upon the terms of the contract and the nature and extent of Orion’s control of the light fixtures during the installation. Product revenue associated with turnkey projects can be recorded (a) upon shipment or delivery, (b) subsequent to shipment or delivery and upon customer payments for the light fixtures, (c) when an individual light fixture is installed and working correctly, or (d) when the customer acknowledges that the entire installation project is substantially complete. Determining the point in time when a customer obtains control of the lighting fixtures in a turnkey project can be a complex judgment and is applied separately for each individual light fixture included in a contract. In making this judgment, management considers the timing of various factors, including, but not limited to, those detailed below:

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
Most products are manufactured in accordance with Orion’s standard specifications. However, some products are manufactured to a customer’s specific requirements with no alternative use to Orion. In such cases, and when Orion has an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs. There was no over-time revenue related to custom products recognized in the three and six months ended September 30, 2018.
Orion also records revenue in conjunction with several limited power purchase agreement (“PPA”) contracts still outstanding. Those PPA’s are supply-side agreements for the generation of electricity. The last PPA contact expires in 2031. Revenue associated with the sale of energy generated by the solar facilities under these PPA contracts is in the scope of ASC 606. Revenues are recognized over-time and are equal to the amount billed to the customer which is calculated by applying the fixed rate designated in contract to the variable amount of electricity generated each month. This approach is in accordance with the “right to invoice” practical expedient provided for in ASC 606. Orion also recognizes revenue upon the sale to third parties of tax credits received from operating the solar facilities and from amortizing a grant received from the federal government during the period starting when the power generating facilities were constructed until the expiration of the PPA contracts; these revenues are not derived from contracts with customers and therefore not under the scope of ASC 606.
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
See Note 9, Accrued Expenses and Other for a discussion of Orion’s accounting for the warranty it provides to customers for its products and services.
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

Disaggregation of Revenue
Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance. For the three and six months ended September 30, 2018, Product revenue included $0.3 million and $1.0 million, respectively, derived from sales-type leases for light fixtures, $0.1 million and $0.2 million, respectively, derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $18,889 and $37,777, respectively, derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606. All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.
The primary end-users of Orion’s lighting products and services are (a) the federal government, and (b) commercial or industrial companies.
The federal government obtains Orion products and services primarily through turnkey project sales that Orion makes to a select group of contractors who focus on the federal government. Revenues associated with government end-users are primarily included in the Orion Engineered Systems Division segment.
Commercial or industrial end-users obtain Orion products and services through turnkey project sales or by purchasing products either direct from Orion or through distributors or energy service companies ("ESCOs"). Revenues associated with commercial and industrial end-users therefore are included within each of Orion’s segments, dependent on the sales channel.
See Footnote 16, Segments, for additional discussion concerning Orion’s reportable segments.
The following table provides detail of Orion’s total revenues for the three and six months ended September 30, 2018 (dollars in thousands):

	Three months ended September 30, 2018			Six Months Ended September 30, 2018
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$18	$—	$18	$115	$—	$115
Commercial and industrial	11,110	1,608	12,718	23,011	2,622	25,633
Total lighting	11,128	1,608	12,736	23,126	2,622	25,748
Solar energy related revenues	18	—	18	38	—	38
Total revenues from contracts with customers	11,146	1,608	12,754	23,164	2,622	25,786
Revenue accounted for under other guidance	444	—	444	1,234	—	1,234
Total revenue	$11,590	$1,608	$13,198	$24,398	$2,622	$27,020

Cash Flow Considerations
Customer payments for material only orders are due shortly after shipment.

Turnkey projects where the end-user is the federal government typically span a three to six-month period. The contracts for these sales often provide for monthly progress payments equal to ninety percent (90%) of the value provided by Orion during the month.
Turnkey projects where the end-user is a commercial or industrial company typically span between two weeks to three months. Customer payment requirements for these projects vary by contract. Some contracts provide for customer payments for products and services as they are delivered, other contracts specify that the customer will pay for the project in its entirety upon completion of the installation.
Orion provides long-term financing to one customer who frequently engages Orion in large turnkey projects that span between three and nine months. The customer executes an agreement providing for monthly payments of the contract price, plus interest, over a five-year period. The total transaction price in these contracts is allocated between product and services in the same manner as all other turnkey projects. The portion of the transaction associated with the installation is accounted for consistently with all other installation related performance obligations. The portion of the transaction associated with the sale of the multiple individual light fixtures is accounted for as sales-type leases in accordance with ASC 840, "Leases". Revenues associated with the sales-type leases are included in Product revenue and recorded for each fixture separately based on the customer’s monthly acknowledgment that specified fixtures have been installed and are operating as specified.
The payments associated with these transactions that are due during the twelve months subsequent to September 30, 2018 are included in Accounts receivable, net in Orion’s Condensed Consolidated Balance Sheets. The remaining amounts due that are associated with these transactions are included in Other long-term assets in Orion’s Condensed Consolidated Balance Sheets.
The customer’s monthly payment obligation commences after completion of the turnkey project. Orion generally sells the receivable from the customer to an independent financial institution either during, or shortly after completion of, the installation period. Upon execution of the receivables purchase / sales agreement, all amounts due from the customer are included in Revenues earned but not billed on Orion’s Condensed Consolidated Balance Sheets until cash is received from the financial institution. The financial institution releases funds to Orion based on the customer’s monthly acknowledgment of the progress Orion has achieved in fulfilling its installation obligation. Orion provides the progress certifications to the financial institution one month in arrears.
The total amount received from the sales of these receivables during the three and six months ended September 30, 2018 was $0.9 million and $2.9 million, respectively. Orion’s losses on these sales aggregated to $0.1 million and $0.2 million for the three and six months ended September 30, 2018 and is included in Interest expense in the Condensed Consolidated Statement of Operations.

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
Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts. Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net. Revenue earned but not billed as of September 30, 2018 and April 1, 2018 includes $0.1 million and $0.6 million, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by the new standards.
Deferred revenue, current as of September 30, 2018, included $41,425 of contract liabilities which represented consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.
Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by the new standards.
The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of September 30, 2018, and April 1, 2018, after the adoption of the new standards (dollars in thousands):

	September 30, 2018	April 1, 2018
Accounts receivable, net	$5,778	$9,020
Contract assets	$617	$1,773
Contract liabilities	$41	$13
There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing. There were no significant changes to contract liabilities.

Impact on Financial Statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As Reported September 30, 2018	Adjustments	Balances without application of ASC 606
Assets
Cash and cash equivalents	$5,665	$—	$5,665
Accounts receivable, net	5,778	(113)	5,665
Revenue earned but not billed	703	(703)	—
Inventories, net	8,327	(231)	8,096
Deferred contract costs	—	430	430
Prepaid expenses and other current assets	417	485	902
Total current assets	20,890	(132)	20,758
Property and equipment, net	12,281	—	12,281
Other intangible assets, net	2,664	—	2,664
Other long-term assets	102	—	102
Total assets	$35,937	$(132)	$35,805
Liabilities and Shareholders’ Equity
Accounts payable	$8,850	$964	$9,814
Accrued expenses and other	4,828	(1,120)	3,708
Deferred revenue, current	117	195	312
Current maturities of long-term debt	81	—	81
Total current liabilities	13,876	39	13,915
Revolving credit facility	1,419	—	1,419
Long-term debt, less current maturities	64	—	64
Deferred revenue, long-term	828	90	918
Other long-term liabilities	621	(90)	531
Total liabilities	16,808	39	16,847
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2018 and March 31, 2018; no shares issued and outstanding at September 30, 2018 and March 31, 2018	—	—	—
Common stock, no par value: Shares authorized: 200,000,000 at September 30, 2018 and March 31, 2018; shares issued: 38,974,961 at September 30, 2018 and 38,384,575 at March 31, 2018; shares outstanding: 29,537,474 at September 30, 2018 and 28,953,183 at March 31, 2018	—	—	—
Additional paid-in capital	155,442	—	155,442
Treasury stock, common shares: 9,437,487 at September 30, 2018 and 9,431,392 at March 31, 2018	(36,090)	—	(36,090)
Retained deficit	(100,223)	(171)	(100,394)
Total shareholders’ equity	19,129	(171)	18,958
Total liabilities and shareholders’ equity	$35,937	$(132)	$35,805

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three months ended September 30, 2018			Six Months Ended September 30, 2018
	As Reported	Adjustments	Balances without application of ASC 606	As Reported	Adjustments	Balances without application of ASC 606
Product revenue	$11,590	$511	$12,101	$24,398	$1,064	$25,462
Service revenue	1,608	(406)	1,202	2,622	(1,131)	1,491
Total revenue	13,198	105	13,303	27,020	(67)	26,953
Cost of product revenue	9,367	—	9,367	19,091	1	19,092
Cost of service revenue	1,289	(317)	972	1,931	(738)	1,193
Total cost of revenue	10,656	(317)	10,339	21,022	(737)	20,285
Gross profit	2,542	422	2,964	5,998	670	6,668
Operating expenses:
General and administrative	2,336	—	2,336	5,412	—	5,412
Sales and marketing	2,135	315	2,450	4,713	570	5,283
Research and development	354	—	354	759	—	759
Total operating expenses	4,825	315	5,140	10,884	570	11,454
Loss from operations	(2,283)	107	(2,176)	(4,886)	100	(4,786)
Other income (expense):
Other income	15	—	15	34	—	34
Interest expense	(169)	3	(166)	(258)	1	(257)
Interest income	3	—	3	6	—	6
Total other expense	(151)	3	(148)	(218)	1	(217)
Loss before income tax	(2,434)	110	(2,324)	(5,104)	101	(5,003)
Income tax expense	4	—	4	26	—	26
Net loss	$(2,438)	$110	$(2,328)	$(5,130)	$101	$(5,029)
Basic net loss per share attributable to common shareholders	$(0.08)	$0.00	$(0.08)	$(0.18)	$0.00	$(0.17)
Weighted-average common shares outstanding	29,488,363	—	29,488,363	29,280,421	—	29,280,421
Diluted net loss per share	$(0.08)	$0.00	$(0.08)	$(0.18)	$0.00	$(0.17)
Weighted-average common shares and share equivalents outstanding	29,488,363	—	29,488,363	29,280,421	—	29,280,421

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30, 2018
	As Reported	Adjustments	Balances without application of ASC 606
Operating activities
Net loss	$(5,130)	$101	$(5,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	679	—	679
Amortization	232	—	232
Stock-based compensation	439	—	439
Provision for inventory reserves	(159)	—	(159)
Provision for bad debts	85	—	85
Other	8	—	8
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	3,157	(171)	2,986
Revenue earned but not billed	1,652	(1,652)	—
Inventories	345	(456)	(111)
Deferred contract costs	—	564	564
Prepaid expenses and other assets	141	1,424	1,565
Accounts payable	(1,941)	80	(1,861)
Accrued expenses and other	(628)	170	(458)
Deferred revenue, current and long-term	(12)	(60)	(72)
Net cash used in operating activities	(1,132)	—	(1,132)
Investing activities
Purchases of property and equipment	(66)	—	(66)
Additions to patents and licenses	(28)	—	(28)
Net cash used in investing activities	(94)	—	(94)
Financing activities
Payment of long-term debt and capital leases	(39)	—	(39)
Proceeds from revolving credit facility	33,011	—	33,011
Payment of revolving credit facility	(35,501)	—	(35,501)
Payments to settle employee tax withholdings on stock-based compensation	(6)	—	(6)
Net proceeds from employee equity exercises	2	—	2
Net cash used in financing activities	(2,533)	—	(2,533)
Net decrease in cash and cash equivalents	(3,759)	—	(3,759)
Cash and cash equivalents at beginning of period	9,424	—	9,424
Cash and cash equivalents at end of period	$5,665	$—	$5,665

NOTE 4 — ACCOUNTS RECEIVABLE, NET
As of September 30, 2018, and March 31, 2018, Orion's Accounts receivable and Allowance for doubtful accounts balances were as follows (dollars in thousands):

	September 30, 2018	March 31, 2018
Accounts receivable, gross	$6,013	$8,886
Allowance for doubtful accounts	(235)	(150)
Accounts receivable, net	$5,778	$8,736

NOTE 5 — INVENTORIES, NET
As of September 30, 2018, and March 31, 2018, Orion's Inventory balances were as follows (dollars in thousands):

	Cost	Reserve	Net
As of September 30, 2018
Raw materials and components	$6,920	$(1,260)	$5,660
Work in process	1,016	(282)	734
Finished goods	3,386	(1,453)	1,933
Total	$11,322	$(2,995)	$8,327

As of March 31, 2018
Raw materials and components	$6,073	$(1,363)	$4,710
Work in process	1,190	(263)	927
Finished goods	3,934	(1,745)	2,189
Total	$11,197	$(3,371)	$7,826

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
As of September 30, 2018, and March 31, 2018, Prepaid expenses and other current assets included the following (dollars in thousands):

	September 30, 2018	March 31, 2018
Unbilled accounts receivable (1)	$—	$1,910
Other prepaid expenses	417	557
Total	$417	$2,467
(1)     As of April 1, 2018, in conjunction with the adoption of ASC 606, the balance of unbilled Accounts receivable was included in Revenue earned but not billed on the Condensed Consolidated Balance Sheets.

NOTE 7 — PROPERTY AND EQUIPMENT, NET
As of September 30, 2018, and March 31, 2018, Property and equipment, net, included the following (dollars in thousands):

	September 30, 2018	March 31, 2018
Land and land improvements	$433	$424
Buildings and building improvements	9,245	9,245
Furniture, fixtures and office equipment	7,117	7,096
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	11,999	12,106
	34,115	34,192
Less: accumulated depreciation and amortization	(21,834)	(21,298)
Property and equipment, net	$12,281	$12,894
As of September 30, 2018, a triggering event occurred requiring Orion to evaluate its long-lived assets for impairment. Due to the central nature of its operations, Orion’s tangible and intangible definite-lived assets support its full operations, are utilized by all three of its reportable segments, and do not generate separately identifiable cash flows. As such, these assets together represent a single asset group. In reviewing the asset group for impairment, Orion elected to bypass the qualitative impairment assessment and went directly to performing the Step 1 recoverability test. Orion performed the Step 1 recoverability test for the asset group comparing its carrying value to the group’s expected future undiscounted cash flows. Orion concluded that the undiscounted cash flows of the definite lived asset group exceeded its carrying value. As such the asset group was deemed recoverable and no impairment was recorded.
Equipment included above under capital leases was as follows (dollars in thousands):

	September 30, 2018	March 31, 2018
Equipment	$581	$581
Less: accumulated depreciation and amortization	(415)	(344)
Equipment, net	$166	$237
Orion recorded depreciation expense of $0.4 and $0.7 million for the three and six months ended September 30, 2018, respectively, and $0.3 and $0.7 million for the three and six months ended September 30, 2017, respectively.
NOTE 8 —OTHER INTANGIBLE ASSETS, NET
As of September 30, 2018, and March 31, 2018, the components of, and changes in, the carrying amount of Other intangible assets, net, were as follows (dollars in thousands):

	September 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,664	$(1,451)	$1,213	$2,636	$(1,370)	$1,266
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,005	—	1,005	1,005	—	1,005
Customer relationships	3,600	(3,401)	199	3,600	(3,326)	274
Developed technology	900	(653)	247	900	(582)	318
Non-competition agreements	100	(100)	—	100	(95)	5
Total	$8,327	$(5,663)	$2,664	$8,299	$(5,431)	$2,868
As of September 30, 2017, a triggering event occurred requiring Orion to evaluate its long-lived assets for impairment. As such Orion performed a quantitative impairment review of its indefinite lived intangible assets related to the Harris trade name applying the royalty replacement method to determine the asset’s fair value as of September 30, 2017. Under the royalty replacement method, the fair value of the Harris tradename was determined based on a market participant’s view of the royalty that would be paid to license the right to use the tradename. This quantitative analysis incorporated several assumptions including forecasted future revenues and cash flows, estimated royalty rate, based on similar licensing transactions and market royalty rates, and discount rate, which incorporates assumptions such as weighted-average cost of capital and risk premium. As a result of this impairment test, the carrying value of the Harris trade name exceeded its estimated fair value and an impairment of $0.7 million was recorded to Impairment of intangible assets during the quarter ended September 30, 2017 to reduce the asset’s carrying value to its calculated fair value. This fair value determination was categorized as Level 3 in the fair value hierarchy.
Amortization expense on intangible assets was $0.1 and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense on intangible assets was $0.2 and $0.3 million for the six months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, the weighted average remaining useful life of intangible assets was 5.2 years.
The estimated amortization expense for the remainder of fiscal 2019, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2019 (period remaining)	$209
Fiscal 2020	361
Fiscal 2021	287
Fiscal 2022	190
Fiscal 2023	98
Fiscal 2024	95
Thereafter	419
Total	$1,659
NOTE 9 — ACCRUED EXPENSES AND OTHER
As of September 30, 2018, and March 31, 2018, Accrued expenses and other included the following (dollars in thousands):

	September 30, 2018	March 31, 2018
Compensation and benefits	$1,231	$1,786
Accrued taxes	322	237
Contract costs	1,173	985
Legal and professional fees	310	400
Warranty	361	402
Sales returns reserve (1)	147	—
Credits due to customers (1)	964	—
Other accruals	320	361
Total	$4,828	$4,171
(1)Sales returns reserve was previously classified in Accounts receivable, net and Credits due to customers was previously classified in Accounts payable. As of April 1, 2018, in conjunction with the adoption of ASC 606, these balances are now included in Accrued expenses and other on the Condensed Consolidated Balance Sheets.
Orion generally offers a limited warranty of one to ten years on its lighting products, including the pass through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, LED modules, chips and drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.
Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Beginning of period	$718	$781	$673	$759
Reclassification on adoption of ASC 606	—	—	73	—
Provision to product cost of revenue	9	(40)	(13)	(15)
Charges	(6)	(2)	(12)	(5)
End of period	$721	$739	$721	$739
NOTE 10 — NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing Basic net loss attributable to common shareholders by the Weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.
For the three and six months ended September 30, 2018 and 2017, Orion was in a net loss position; therefore, the Basic and Diluted Weighted average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Basic and Diluted net loss per common share was calculated based upon the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss (in thousands)	$(2,438)	$(3,668)	$(5,130)	$(10,233)
Denominator:
Weighted-average common shares outstanding	29,488,363	28,834,868	29,280,421	28,646,188
Weighted-average common shares and common share equivalents outstanding	29,488,363	28,834,868	29,280,421	28,646,188
Net loss per common share:
Basic	$(0.08)	$(0.13)	$(0.18)	$(0.36)
Diluted	$(0.08)	$(0.13)	$(0.18)	$(0.36)
The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net loss per common share because their inclusion would have been anti-dilutive. The number of shares are as of the end of each period:

	September 30, 2018	September 30, 2017
Common stock options	484,836	993,011
Restricted shares	1,365,678	1,536,506
Total	1,850,514	2,529,517

NOTE 11 — LONG-TERM DEBT
Long-term debt consisted of the following (dollars in thousands):

	September 30, 2018	March 31, 2018
Revolving credit facility	$1,419	$3,908
Equipment lease obligations	145	184
Total long-term debt	1,564	4,092
Less current maturities	(81)	(79)
Long-term debt, less current maturities	$1,483	$4,013
Revolving Credit Agreement
As of September 30, 2018, Orion had an amended credit agreement ("Credit Agreement") that provided for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of September 30, 2018, Orion's borrowing base was approximately $1.5 million. The Credit Facility had a maturity date of February 6, 2021, and included a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2018, Orion had no outstanding letters of credit. Borrowings outstanding as of September 30, 2018, amounted to approximately $1.4 million and were included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. Orion estimates that, as of September 30, 2018, it was eligible to borrow an additional $0.1 million under the Credit Facility based upon its then current levels of eligible Inventory and Accounts receivable.
Subject in each case to Orion's applicable borrowing base limitations, the Credit Agreement otherwise provided for a $15.0 million Credit Facility. This limit was eligible for an increase to $20.0 million based on a borrowing base requirement, if Orion satisfied certain conditions. Orion did not meet the requirements to increase the borrowing limit to $20.0 million as of July 31, 2018, the most recent measurement date.
From and after any increase in the Credit Facility limit from $15.0 million to $20.0 million, the Credit Agreement required that Orion maintain, as of the end of each month, a minimum ratio for the trailing twelve-month period of (i) earnings before interest, taxes, depreciation and amortization, subject to certain adjustments, to (ii) the sum of cash interest expense, certain principal payments on indebtedness and certain dividends, distributions and stock redemptions, equal to at least 1.10 to 1.00. The Credit Agreement contained additional customary covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on Orion’s stock, redeem or repurchase shares of Orion’s stock, or pledge or dispose of assets. Orion was in compliance with its covenants in the Credit Agreement as of September 30, 2018.
Each subsidiary of Orion was a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement was secured by a security interest in substantially all of Orion’s and each subsidiary’s personal property (excluding various assets relating to customer Orion Throughput Agreements ("OTAs") and a mortgage on certain real property.
Borrowings under the Credit Agreement bore interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of September 30, 2018, the interest rate was 5.40%. Orion was required to pay an unused line fee of 0.25% per annum of the daily average unused amount of the Credit Facility and a letter of credit fee at the rate of 3.0% per annum on the undrawn amount of letters of credit outstanding from time to time under the Credit Facility.
See Note 18, "Subsequent Events" for a discussion of Orion's new credit facility.
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
NOTE 12 — INCOME TAXES
The income tax provision was determined by applying an estimated annual effective tax rate based upon the facts and circumstances known to book loss before income tax, adjusting for discrete items. The actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three-month period ended September 30, 2018 and 2017, Orion recorded income tax expense of $4,117 and $0, respectively, using this methodology. For the six-month period ended September 30, 2018 and 2017, Orion recorded income tax expense of $25,748 and $0, respectively, using this methodology.
As of September 30, 2018, and March 31, 2018, Orion had a full valuation allowance recorded against its deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.
Orion continues to evaluate the impact of the Tax Cut and Jobs Act ("Act") enacted December 22, 2017. The Act significantly changed U.S tax law by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign sourced earnings.
During fiscal 2018, Orion recognized a provisional reduction to its deferred tax assets of $9.9 million related to the Act. Substantially all of this decrease was offset by a corresponding decrease to the valuation allowance. Orion also provisionally estimated it would incur no transition tax. As of September 30, 2018, Orion has not adjusted its provisional estimates. Because Orion remains in a loss position and has a full valuation allowance, Orion does not anticipate an impact to the condensed income statement if there is a change to these provisional estimates.
Uncertain Tax Positions
As of September 30, 2018, the balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would reduce Orion’s effective tax rate if recognized.
Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as Other long-term liabilities to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in Income tax expense. Penalties and interest are included in the unrecognized tax benefits.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Operating Leases
Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under these operating leases was $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Rent expense under these operating leases was $0.3 million and $0.4 million for the six months ended September 30, 2018 and 2017, respectively.
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
On March 27, 2014, Orion was named as a defendant in a civil lawsuit filed by Neal R. Verfuerth, a former chief executive officer who left Orion in November 2012, in the United States District Court for the Eastern District of Wisconsin (Green Bay Division). The plaintiff alleged, among other things, that Orion breached certain agreements entered into with the plaintiff, including the plaintiff’s employment agreement, and violated certain laws. The complaint sought, among other relief, unspecified pecuniary and compensatory damages, fees and such other relief as the court may deem just and proper. On January 11, 2018, a three judge panel of the United States Court of Appeals Seventh Circuit unanimously affirmed the dismissal of all of the plaintiff’s claims against Orion.
On November 10, 2017, a purported shareholder, Stephen Narten, filed a civil lawsuit in the Circuit Court for Manitowoc County against those individuals who served on Orion's board of directors during fiscal years 2015, 2016, and 2017 and certain current and former officers during the same period. The plaintiff, who purported to bring the suit derivatively on behalf of Orion, alleged that the director defendants breached their fiduciary duties in connection with granting certain stock-based incentive awards under Orion's 2004 Stock and Incentive Awards Plan and that the directors and current and former officers breached their fiduciary duties by accepting those awards. During the first quarter of fiscal 2019, the parties reached a settlement of the claims and the case was dismissed. The settlement did not have a material impact on Orion's results of operations or financial condition.
State Tax Assessment
During fiscal year 2018, Orion was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017.   Although the final resolution of Orion's sales and use tax audit is uncertain, based on current information, in the opinion of Orion's management, the ultimate disposition of these matters will not have a material adverse effect on Orion's consolidated balance sheet, statements of operations, or liquidity.
During fiscal year 2019, Orion was notified of a pending sales and use tax audit by the California Department of Tax and Fee Administration for the period covering April 1, 2015 through March 31, 2018. Although the final resolution of Orion's sales and use tax audit is uncertain, based on current information, in the opinion of Orion's management, the ultimate disposition of these matters will not have a material adverse effect on the Orion's consolidated balance sheet, statements of operations, or liquidity.
NOTE 14 — SHAREHOLDERS’ EQUITY
Employee Stock Purchase Plan
In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP. Orion issued the following shares from treasury during the six months ended September 30, 2018:

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2018	866	$1.10
Quarter Ended September 30, 2018	938	$0.96
Total issued in fiscal 2019	1,804	$0.96 - 1.10
In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. The loan program has been discontinued and new loans are no longer issued. As of March 31, 2017, $4,000 of such loans remained outstanding and were reflected on Orion’s balance sheet as a contra-equity account. During the nine months ended December 31, 2017, Orion entered into agreements with the counterparties to these loans. In exchange for the forgiveness of their outstanding loan balance, the employees returned their shares to Orion. As a result of these transactions, 1,230 shares were recorded within treasury stock and the loan balances were eliminated.
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
Prior to shareholder approval of the Plan, the Company maintained its 2004 Stock and Incentive Awards Plan, as amended, which authorized the grant of cash and equity awards to employees (the “Former Plan”). No new awards are being granted under the Former Plan; however, all awards granted under the Former Plan that are outstanding will continue to be governed by the Former Plan. Forfeited awards originally issued under the Former Plan are canceled and are not available for subsequent issuance under the Plan. The Plan and the Former Plan also permit accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.
Certain non-employee directors have from time to time elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program.
The following amounts of stock-based compensation were recorded (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cost of product revenue	$1	$4	$2	$10
Cost of service revenue	—	—	1	—
General and administrative	202	250	407	517
Sales and marketing	7	38	28	79
Research and development	1	6	1	12
Total	$211	$298	$439	$618

During the first six months of fiscal 2019, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Balance at March 31, 2018	1,485,799	629,667
Awards granted	519,000	—
Awards vested	(591,659)	—
Awards forfeited	(47,462)	(144,831)
Awards outstanding at September 30, 2018	1,365,678	484,836
Per share price on grant date	0.84	—
As of September 30, 2018, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 1.9 years, was approximately $1.2 million.

NOTE 16 — SEGMENTS
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

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Segments:
Orion Engineered Systems	$5,135	$6,133	$(724)	$(1,185)
Orion Distribution Services	4,874	6,459	(931)	(47)
Orion U.S. Markets	3,189	2,830	355	(918)
Corporate and Other	—	—	(983)	(1,382)
	$13,198	$15,422	$(2,283)	$(3,532)

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Segments:
Orion Engineered Systems	$8,366	$11,541	$(1,977)	$(3,076)
Orion Distribution Services	14,100	12,219	(846)	(788)
Orion U.S. Markets	4,554	4,220	224	(2,450)
Corporate and Other	—	—	(2,287)	(3,720)
	$27,020	$27,980	$(4,886)	$(10,034)

NOTE 17 — REORGANIZATION OF BUSINESS
During fiscal 2018, Orion executed on a cost reduction plan by entering into separation agreements with multiple employees. Orion's restructuring expense for the three and six months ended September 30, 2018 and 2017 is reflected within its Condensed Consolidated Statements of Operations as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cost of product revenue	$—	$—	$—	$40
General and administrative	1	48	12	1,815
Sales and marketing	—	86	17	183
Total	$1	$134	$29	$2,038
Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Orion Engineered Systems	—	—	5	—
Orion Distribution Systems	$—	$14	$12	$89
Corporate and Other	1	120	12	1,949
Total	$1	$134	$29	$2,038
Cash payments for employee separation costs in connection with its reorganization of its business were $6,470 and $0.2 million in the three months ended September 30, 2018 and September 30, 2017, respectively. Cash payments for employee separation costs in connection with the reorganization of its business were $0.1 million and $1.5 million in the six months ended September 30, 2018, and September 30, 2017, respectively. The remaining restructuring cost accruals as of September 30, 2018 were $0.1 million, which represents post-retirement medical benefits for one former employee which will be paid over several years.
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
On October 26, 2018, Orion and its subsidiaries entered into a new secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “New Credit Agreement”). The New Credit Agreement replaced the Company’s existing Credit Agreement.
The New Credit Agreement provides for a two-year revolving credit facility (the “New Credit Facility”) that matures on October 26, 2020. Borrowings under the New Credit Facility are initially limited to $20.15 million, subject to a borrowing base requirement based on eligible receivables and inventory. The New Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. Pursuant to the terms of the New Credit Agreement, Orion has a borrowing base of $4.0 million. On October 26, 2018, Orion borrowed $4.0 million under the New Credit Agreement.
The Credit Agreement is secured by a security interest in substantially all of Orion's and its subsidiaries’ personal property.
Borrowings under the New Credit Agreement generally bear interest at floating rates based upon the prime rate (but not be less than 5.00% per year) plus an applicable margin determined by reference to Orion’s quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by the total current liabilities, including the obligations under the New Credit Agreement). Among other fees, Orion is required to pay an annual facility fee equal to 0.45% of the credit limit under the New Credit Agreement due on October 26, 2018 and on each anniversary thereof. With certain exceptions, if the New Credit Agreement is terminated prior to the first anniversary of the closing date of the New Credit Agreement, Orion is required to pay a termination fee equal to 0.50% of the credit limit under the New Credit Agreement.

The New Credit Agreement requires Orion to maintain nine months’ of “RML” as of the end of each month. For purposes of the New Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with Western Alliance Bank plus availability under the New Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month.
The New Credit Agreement also contains customary events of default and other covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on Orion’s stock, redeem, retire or purchase shares of Orion’s stock, make investments or pledge or transfer assets. If an event of default under the New Credit Agreement occurs and is continuing, then Western Alliance Bank may cease making advances under the New Credit Agreement and declare any outstanding obligations under the New Credit Agreement to be immediately due and payable. In addition, if Orion becomes the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the New Credit Agreement will automatically become immediately due and payable.

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
Our fiscal year ends on March 31. We refer to our current fiscal year which will end on March 31, 2019 as "fiscal 2019". We refer to our most recently completed fiscal year, which ended on March 31, 2018, as “fiscal 2018”, and our prior fiscal year which ended on March 31, 2017 as "fiscal 2017". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31, and our fiscal fourth quarter ends on March 31.
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

•	LED product end user customer pricing pressure.

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
Our restructuring expense for the three and six months ended September 30, 2018 and 2017 is reflected within our Condensed Consolidated Statements of Operations as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cost of product revenue	$—	$—	$—	$40
General and administrative	1	48	12	1,815
Sales and marketing	—	86	17	183
Total	$1	$134	$29	$2,038

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Orion Engineered Systems	—	—	5	—
Orion Distribution Systems	$—	$14	$12	$89
Corporate and Other	1	120	12	1,949
Total	$1	$134	$29	$2,038
Cash payments for employee separation costs in connection with our reorganization of our business were $6,470 and $0.2 million in the three months ended September 30, 2018 and September 30, 2017, respectively. Cash payments for employee separation costs in connection with our reorganization of our business were $0.1 million and $1.5 million in the six months ended September 30, 2018, and September 30, 2017, respectively.
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
Our outlook for the remainder of fiscal 2019 is positive, as we believe that the following factors will directly or indirectly drive customer spending on lighting solutions:

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
There is a great amount of debate regarding a wide range of policy options with respect to monetary, regulatory, and trade, amongst others, that the U.S. federal government has and may pursue, including the recent imposition of tariffs on certain imports. Certain sourced finished products and certain of the components used in our products are impacted by the recently imposed tariffs on China imports. Our efforts to mitigate the impact of added costs include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. We believe that these mitigation activities will assist to offset added costs, and we currently believe that such tariffs will have a limited adverse financial effect on our results of operations. Any future policy changes that may be implemented could have a positive or negative consequence on our financial performance depending on how the changes would influence many factors, including business and consumer sentiment.
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
The new standards are applied separately for each contract between us and a customer. While the impact of the new standards vary for each contract based on its specific terms, in general, the new standards result in us (a) delaying the recognition of some of our Product revenue from the point of shipment until a later date during the installation period, (b) recording Service revenue associated with installing lighting fixtures as such fixtures are installed instead of recording all Services revenue at the completion of the installation, and (c) recording costs associated with installing lighting fixtures as they are incurred instead of deferring such costs and recognizing them at the time Service revenue was recorded.
The adoption of the new standards also resulted in reclassifications (a) between Product revenue and Service revenue, and between Cost of service revenue and Sales and marketing expenses in our Condensed Consolidated Statement of Operations, and (b) among Accounts receivable, Revenue earned but not billed, Inventories, net, Deferred contract costs, Prepaid expenses and other current assets, Accounts payable, Accrued expenses and other, Deferred revenue, current, Deferred revenue, long-term, and Other long-term liabilities in our Condensed Consolidated Balance Sheets.

Results of Operations - Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017
The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended September 30,
	2018	2017		2018	2017
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$11,590	$14,109	(17.9)%	87.8%	91.5%
Service revenue	1,608	1,313	22.5%	12.2%	8.5%
Total revenue	13,198	15,422	(14.4)%	100.0%	100.0%
Cost of product revenue	9,367	10,593	(11.6)%	71.0%	68.7%
Cost of service revenue	1,289	1,208	6.7%	9.8%	7.8%
Total cost of revenue	10,656	11,801	(9.7)%	80.7%	76.5%
Gross profit	2,542	3,621	(29.8)%	19.3%	23.5%
General and administrative expenses	2,336	3,157	(26.0)%	17.7%	20.5%
Impairment of intangible assets	—	710	NM	—%	4.6%
Sales and marketing expenses	2,135	2,906	(26.5)%	16.2%	18.8%
Research and development expenses	354	380	(6.8)%	2.7%	2.5%
Loss from operations	(2,283)	(3,532)	35.4%	(17.3)%	(22.9)%
Other income	15	—	NM	0.1%	—%
Interest expense	(169)	(139)	21.6%	(1.2)%	(0.9)%
Interest income	3	3	—%	—%	—%
Loss before income tax	(2,434)	(3,668)	33.6%	(18.4)%	(23.8)%
Income tax expense	4	—	NM	—%	—%
Net loss	$(2,438)	$(3,668)	33.5%	(18.5)%	(23.8)%

*NM - Not Meaningful
Revenue. Product revenue decreased 17.9%, or $2.5 million, for the second quarter of fiscal 2019 versus the second quarter of fiscal 2018. The decrease in Product revenue was principally due to a decrease in sales through our distribution channel, as well as the timing of delivery of our turnkey projects. Service revenue increased 22.5%, or $0.3 million, primarily due to the timing of project completions. Total revenue decreased by 14.4%, or $2.2 million, primarily due to the items discussed above. Excluding the impact of the adoption of ASC 606, Product revenue decreased 14.2%, or $2.0 million, Service revenue decreased 8.5%, or $0.1 million, and Total revenue decreased by 13.7%, or $2.1 million, compared to the prior year quarter.
Cost of Revenue and Gross Margin. Cost of product revenue decreased 11.6%, or $1.2 million in the second quarter of fiscal 2019 versus the second quarter of fiscal 2018 primarily due to the decrease in sales. Cost of service revenue increased 6.7%, or $0.1 million, in the second quarter of fiscal 2019 versus the second quarter of fiscal 2018. The increase was primarily due to the timing of project installations compared to the prior year quarter. Gross margin decreased from 23.5% of revenue in the second quarter fiscal 2018 to 19.3% in the second quarter of fiscal 2019, primarily due to the impact of fixed cost absorption on lower revenue. Excluding the impact of the adoption of ASC 606, gross margin as a percent of sales in the second quarter of fiscal 2019 was 22.3%.
Operating Expenses
General and Administrative. General and administrative expenses decreased 26.0%, or $0.8 million, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, primarily due to reduced employee costs, legal expense, and consulting expense as a result of our cost reduction plan, as well as employee separation costs of $0.1 million incurred in fiscal 2018 which did not recur in fiscal 2019.
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

Sales and Marketing. Sales and marketing expenses decreased 26.5%, or $0.8 million, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Excluding the impact of the adoption of ASC 606, Sales and marketing expenses decreased 15.7%, or $0.5 million, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. The decrease quarter over quarter was primarily due to reduced employee costs as a result of our cost reduction plan, and lower travel and entertainment and marketing expenses.
Research and Development. Research and development expenses decreased by 6.8%, or $26,000, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 primarily due to decreased consulting costs.
Interest Expense. Interest expense in the second quarter of fiscal 2019 increased by 21.6%, or $30,000, from the second quarter of fiscal 2018. The increase in interest expense was due to increased third party financing costs.
Interest Income. Interest income in the second quarter of fiscal 2019 remained flat from the second quarter of fiscal 2018.
Income Taxes. Income tax expense of $4,000 in the second quarter of fiscal 2019 primarily reflected state tax liabilities. Our normal income tax expense is due primarily to minimum state tax liabilities.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Three Months Ended September 30,
	2018	2017	% Change
Revenues	$5,135	$6,133	(16.3)%
Operating loss	$(724)	$(1,185)	38.9%
Operating margin	(14.1)%	(19.3)%
OES revenue decreased in the second quarter of fiscal 2019 by 16.3%, or $1.0 million, compared to the second quarter of fiscal 2018 primarily as a result of the timing of delivery of our turnkey projects.
OES segment operating loss in the second quarter of fiscal 2019 was ($0.7 million), an improvement of $0.5 million from the second quarter of fiscal 2018. The improvement in the segment’s operating loss was the result of the benefit of lower corporate allocated costs due to the impact of cost reduction initiatives, as well as a non-recurring asset impairment charge of $0.5 million in the second quarter of fiscal 2018.
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.
The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Three Months Ended September 30,
	2018	2017	% Change
Revenues	$4,874	$6,459	(24.5)%
Operating loss	(931)	(47)	NM
Operating margin	(19.1)%	(0.7)%
ODS segment revenue decreased in the second quarter of fiscal 2019 by 24.5%, or $1.6 million, compared to the second quarter of fiscal 2018, primarily due to a decrease in sales volume through our distribution channel.

ODS segment operating loss in the second quarter of fiscal 2019 was ($0.9 million), an increase of $0.9 million from the operating loss of ($47,000) in the second quarter of fiscal 2018. The increase in the segment’s operating loss was primarily due to the decrease in sales and resulting operating leverage.
Orion U.S. Markets Division
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended September 30,
	2018	2017	% Change
Revenues	$3,189	$2,830	12.7%
Operating income (loss)	$355	$(918)	NM
Operating margin	11.1%	(32.4)%
USM segment revenue increased from the second quarter of fiscal 2018 by 12.7%, or $0.4 million. The increase in revenue during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 was primarily due to an increase in sales volume as a result of our reengagement in the sales channel.
USM segment operating income for the second quarter of fiscal 2019 was $0.4 million, an improvement of $1.3 million over the second quarter of fiscal 2018. The improvement from the operating loss in the second quarter of 2018 represents the increase in sales volume, as well as improved operating expense leverage on lower allocated corporate costs.

Results of Operations - Six Months Ended September 30, 2018 versus Six Months Ended September 30, 2017
The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Six Months Ended September 30,
	2018	2017		2018	2017
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$24,398	$25,890	(5.8)%	90.3%	92.5%
Service revenue	2,622	2,090	25.5%	9.7%	7.5%
Total revenue	27,020	27,980	(3.4)%	100.0%	100.0%
Cost of product revenue	19,091	19,406	(1.6)%	70.7%	69.4%
Cost of service revenue	1,931	2,243	(13.9)%	7.1%	8.0%
Total cost of revenue	21,022	21,649	(2.9)%	77.8%	77.4%
Gross profit	5,998	6,331	(5.3)%	22.2%	22.6%
General and administrative expenses	5,412	8,491	(36.3)%	20.0%	30.3%
Impairment of intangible assets	—	710	NM	—%	2.5%
Sales and marketing expenses	4,713	6,260	(24.7)%	17.5%	22.4%
Research and development expenses	759	904	(16.0)%	2.8%	3.2%
Loss from operations	(4,886)	(10,034)	51.3%	(18.1)%	(35.8)%
Other income	34	—	NM	0.1%	—%
Interest expense	(258)	(206)	(25.2)%	(0.9)%	(0.7)%
Interest income	6	7	(14.3)%	—%	—%
Loss before income tax	(5,104)	(10,233)	50.1%	(18.9)%	(36.5)%
Income tax (benefit) expense	26	—	NM	0.1%	—%
Net loss	$(5,130)	$(10,233)	49.9%	(19.0)%	(36.5)%

*NM - Not Meaningful
Revenue. Product revenue decreased 5.8%, or $1.5 million, for the first six months of fiscal 2019 versus the first six months of fiscal 2018. The decrease in Product revenue was primarily the result of the timing of delivery of our turnkey projects, partially offset by higher sales through our distribution and reseller channels. Service revenue increased 25.5%, or $0.5 million, primarily due to the timing of project installations. Total revenue decreased by 3.4%, or $1.0 million, primarily due to the items discussed above. Excluding the impact of the adoption of ASC 606, Product revenue decreased 1.7%, or $0.4 million, Service revenue decreased 28.7%, or $0.6 million, and Total revenue decreased by 3.7%, or $1.0 million, compared to the first six months of fiscal 2018.
Cost of Revenue and Gross Margin. Cost of product revenue decreased 1.1%, or $0.2 million, in the first six months of fiscal 2019 versus the first six months of fiscal 2018 primarily due to the decrease in sales. Cost of service revenue decreased 13.9%, or $0.3 million, in the first six months of fiscal 2019 versus the first six months of fiscal 2018, primarily due to significant costs incurred on a large installation project in the prior year. Gross margin decreased from 22.6% of revenue in the first six months of fiscal 2018 to 22.2% in the first six months of 2019, primarily reflecting the impact of fixed cost absorption on lower revenue. Excluding the impact of the adoption of ASC 606, gross margin as a percent of sales in the first six months of fiscal 2019 was 24.7%.
Operating Expenses
General and Administrative. General and administrative expenses decreased 36.3%, or $3.1 million, in the first six months of fiscal 2019 compared to the first six months of 2018, primarily due to $2.0 million in employee separation costs incurred in fiscal 2018 which did not recur in fiscal 2019, as well as a decrease in legal and consulting expense.
Sales and Marketing. Sales and marketing expenses decreased 24.7%, or $1.5 million, in the first six months of fiscal 2019 compared to the first six months of fiscal 2018. Excluding the impact of the adoption of ASC 606, Sales and marketing expenses decreased 15.6%, or $1.0 million, in the first six months of fiscal 2019 compared to the prior year period. The decrease year over year was primarily due to reduced employee costs due to the impact of our cost reduction plan, and lower travel and entertainment and marketing expenses.

Research and Development. Research and development expenses decreased by 16.0%, or $0.1 million, in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 primarily due to lower consulting costs and a reduction in wages due to the impact of our cost reduction plan.
Other income. Other income in the first six months of fiscal 2019 represented product royalties received from licensing agreements for our patents.
Interest Expense. Interest expense in the first six months of fiscal 2019 increased by 25.2%, or $0.1 million, from the first six months of fiscal 2018. The increase in interest expense was due to increased third party financing costs.
Interest Income. Interest income in the first six months of fiscal 2018 remained relatively flat compared to the first six months of fiscal 2018.
Income Taxes. Income tax expense of $26,000 in the first six months of 2019 primarily reflected state tax liabilities. Our income tax expense is due primarily to minimum state tax liabilities.
Orion Engineered Systems Division
The OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Six Months Ended September 30,
	2018	2017	% Change
Revenues	$8,366	$11,541	(27.5)%
Operating loss	$(1,977)	$(3,076)	35.7%
Operating margin	(23.6)%	(26.7)%
OES revenue decreased in the first six months of fiscal 2019 by 27.5%, or $3.2 million, compared to the first six months of fiscal 2018 primarily as a result of the timing of delivery of our turnkey projects.
OES segment operating loss in the first six months of fiscal 2019 was ($2.0 million), an improvement of $1.1 million from the first six months of fiscal 2018. The improvement in the segment’s operating loss was the result of the benefit of lower corporate allocated costs due to the impact of cost reduction initiatives, as well as a non-recurring asset impairment charge of $0.5 million in the second quarter of fiscal 2018.
Orion Distribution Services Division
The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.
The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Six Months Ended September 30,
	2018	2017	% Change
Revenues	$14,100	$12,219	15.4%
Operating loss	(846)	(788)	(7.4)%
Operating margin	(6.0)%	(6.4)%
ODS segment revenue increased in the six months of fiscal 2019 by 15.4%, or $1.9 million, compared to the first six months of fiscal 2018, primarily due to an increase in sales volume through our distribution channel.
ODS segment operating loss in the first six months of fiscal 2019 was ($0.8 million), an increase in the operating loss of 7.4%, or $0.1 million, over the first six months of fiscal 2018, primarily due to an increase in selling expenses on higher sales.

Orion U.S. Markets Division
The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors.
The following table summarizes our USM segment operating results (dollars in thousands):

	For the Six Months Ended September 30,
	2018	2017	% Change
Revenues	$4,554	$4,220	7.9%
Operating income (loss)	$224	$(2,450)	NM
Operating margin	4.9%	(58.1)%
USM segment revenue increased from the first six months of fiscal 2018 by 7.9%, or $0.3 million. The increase in revenue during the first six months of fiscal 2019 compared to the first six months of fiscal 2018 was primarily due to an increase in sales volume as a result of our reengagement in the sales channel.
USM segment operating income for the first six months of fiscal 2019 was $0.2 million, an improvement of $2.7 million over the operating loss in the first six months of fiscal 2018. The improvement was primarily due to better operating leverage on lower allocated corporate costs, as well as a non-recurring asset impairment charge of $0.2 million in the first six months of fiscal 2018.
Liquidity and Capital Resources
Overview
We had approximately $5.7 million in cash and cash equivalents as of September 30, 2018, compared to $9.4 million at March 31, 2018. Our cash position decreased primarily as a result of our net loss, offset by continued progress on managing working capital and the net repayment of $2.5 million on our revolving credit facility.
During the second quarter, in order to explore increasing our liquidity, we listed our corporate office location in Manitowoc, Wisconsin for sale or lease. Because of the uncertainty of a sale of the building in the next twelve months, the building continues to be classified as held and used as of September 30, 2018.
Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost reduction initiatives, working capital management, capital expenditures, pending or future litigation results and cost containment measures. In addition, we tend to experience higher working capital costs when we increase sales from existing levels. Based on our current expectations, while we anticipate realizing improved operating results in the future, we also currently believe that we may experience negative working capital cash flows during some interim periods.
Cash Flows
The following table summarizes our cash flows for the six months ended September 30, 2018 and 2017 (in thousands):

	Six Months Ended September 30,
	2018	2017
Operating activities	$(1,132)	$(4,661)
Investing activities	(94)	(313)
Financing activities	(2,533)	(3,662)
Decrease in cash and cash equivalents	$(3,759)	$(8,636)
Cash Flows Related to Operating Activities. Cash provided by or used in operating activities primarily consisted of a net loss adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation expenses, provisions for reserves, and the effect of changes in working capital and other activities.
Cash used in operating activities for the first six months of fiscal 2019 was ($1.1 million) and consisted of a net loss adjusted for non-cash expense items of ($3.8 million) and net cash provided by changes in operating assets and liabilities of $2.7 million. Cash used by changes in operating assets and liabilities consisted primarily of a decrease of ($1.9 million) in Accounts payable and ($0.6 million) in Accrued expenses due to the timing of payments. Cash provided by changes in operating assets and liabilities included a decrease of $3.2 million in Accounts receivable due to lower sales and the timing of customer collections, a decrease in Revenue earned but not billed of $1.7 million due to the timing of billing to customers, a decrease in Inventories of $0.4 million due to an increased focus on inventory management, and a decrease of $0.1 million in Prepaid expenses and other assets due to the timing of payment of those expenses.
Cash used in operating activities for the first six months of fiscal 2018 was ($4.7 million) and consisted of a net loss adjusted for non-cash expense items of ($7.6 million) and net cash provided by changes in operating assets and liabilities of $2.9 million. Cash used by changes in operating assets and liabilities consisted of a decrease of ($3.8 million) in accounts payable due to the timing of payments and lower inventory requirements, and a decrease in accrued expenses and other of ($0.4 million) primarily due to the timing of payment of commissions and lower accrued bonuses in the current fiscal year. Cash provided by changes in operating assets and liabilities included a decrease of $1.0 million in accounts receivable due to the decline in sales and the timing of customer collections, a decrease in inventory of $4.0 million as a result of increased focus on inventory management in consideration of the lower sales volume, a decrease of $0.8 million in deferred contract costs due to the timing of project completion, a decrease of $1.2 million in prepaid and other assets primarily due to the timing of project billings, and an increase of $0.2 million in deferred revenue due to the timing of project completions.
Cash Flows Related to Investing Activities. Cash used in investing activities in the first six months of fiscal 2019 consisted of purchases of Property and equipment and additions to patents and licenses.
Cash used by investing activities was ($0.3 million) in the first six months of fiscal 2018 which consisted of purchases of property and equipment and additions to patents and licenses.
Cash Flows Related to Financing Activities. Cash used in financing activities was ($2.5 million) for the first six months of fiscal 2019, due almost entirely to the net repayment of our Credit Facility.
Cash used in financing activities was ($3.7 million) for the first six months of fiscal 2018 was due almost entirely to the net repayment of our revolving credit facility.
Working Capital
Our net working capital as of September 30, 2018 was $7.1 million, consisting of $21.0 million in current assets and $13.9 million in current liabilities. Our net working capital as of March 31, 2018 was $13.0 million, consisting of $29.4 million in current assets and $16.4 in current liabilities. Our current Accounts receivable, net balance decreased by $3.0 million from the fiscal 2018 year-end primarily due to lower sales and the timing of customer collections. Our Revenue earned but not billed balance increased $0.7 million from the fiscal 2018 year-end; the change in the account included reclassifications of $2.4 million as of April 1, 2018 which were recorded in conjunction with the adoption of ASC 606, offset by billings to customers in the quarter. Our Prepaid expenses and other current assets decreased $2.1 million primarily due to the reclassification of Revenue earned not billed of $1.9 million to its own balance sheet line item in conjunction with the adoption of ASC 606. Our Inventories, net increased from the fiscal 2018 year-end by $0.5 million due to reclassifications of $0.7 million as of April 1, 2018 in conjunction with the adoption of ASC 606 and a decrease in inventory of $0.2 million due to the focus on inventory management. Our Deferred contract costs decreased $1.0 million from the fiscal 2018 year-end due to the adoption of ASC 606 and reclassification of these costs to either equity or inventory as part of the transition adjustment on April 1, 2018. Deferred costs is not used subsequent to the adoption of ASC 606. Our Accounts payable decreased $2.8 million due to reclassifications of $0.9 million of April 1, 2018 in conjunction with the adoption of ASC 606 and the timing of purchases during the quarter. Our Accrued expenses increased from our fiscal 2018 year-end by $0.7 million due to reclassifications of $1.3 million as of April 1, 2018 in conjunction with the adoption of ASC 606 offset by payments for commissions and other expenses.
We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our Accounts receivable, Inventory and payables may increase to the extent our revenue and order levels increase.
Indebtedness
Revolving Credit Agreement
As of September 30, 2018. we had an amended credit agreement ("Credit Agreement") that provided for a revolving credit facility ("Credit Facility") subject to a borrowing base requirement based on eligible receivables and inventory. As of September 30, 2018 our borrowing base was approximately $1.5 million. The Credit Facility had a maturity date of February 6, 2021 and included a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2018, we had no outstanding letters of credit. Borrowings outstanding as of September 30, 2018, amounted to approximately $1.4 million and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. We estimate that as of September 30, 2018, we were eligible to borrow an additional $0.1 million under the Credit Facility based upon its then current levels of eligible Inventory and Accounts receivable.
Subject in each case to our applicable borrowing base limitations, the Credit Agreement otherwise provided for a $15.0 million Credit Facility. This limit was eligible for an increase to $20.0 million based on a borrowing base requirement, if we satisfied certain conditions. We did not meet the requirements to increase the borrowing limit to $20.0 million as of July 31, 2018, the most recent measurement date.
The Credit Agreement contained additional customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, guarantee obligations of third parties, make loans or advances, declare or pay any dividend or distribution on our stock, redeem or repurchase shares of our stock, or pledge or dispose of assets. We were in compliance with our covenants in the Credit Agreement as of September 30, 2018.
Each of our subsidiaries was a joint and several co-borrower or guarantor under the Credit Agreement, and the Credit Agreement was secured by a security interest in substantially all of our and each subsidiary’s personal property and a mortgage on certain real property.
Borrowings under the Credit Agreement bore interest at the daily three-month LIBOR plus 3.0% per annum, with a minimum interest charge for each year or portion of a year during the term of the Credit Agreement of $0.1 million, regardless of usage. As of September 30, 2018, the interest rate was 5.40%.
On October 26, 2018, we entered into a new secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “New Credit Agreement”). The New Credit Agreement replaced our existing Credit Agreement.
The New Credit Agreement provides for a two-year revolving credit facility (the “New Credit Facility”) that matures on October 26, 2020. Borrowings under the New Credit Facility are initially limited to $20.15 million subject to a borrowing base requirement based on eligible receivables and inventory. The New Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit.
The Credit Agreement is secured by a security interest in substantially all of our and our subsidiaries’ personal property.
The replacement of the Credit Agreement with the New Credit Agreement provides us with increased financing capacity and liquidity to fund our operations and implement our strategic plans. Pursuant to the terms of the New Credit Agreement, we have a borrowing base of $4.0 million, which provides us with $2.4 million in additional borrowing availability compared to the Credit Agreement. On October 26, 2018, we borrowed $4.0 million under the New Credit Agreement.
Borrowings under the New Credit Agreement generally bear interest at floating rates based upon the prime rate (but not be less than 5.00% per year) plus an applicable margin determined by reference to our quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by the total current liabilities, including the obligations under the New Credit Agreement). Among other fees, we are required to pay an annual facility fee equal to 0.45% of the credit limit under the New Credit Agreement due on October 26, 2018 and on each anniversary thereof. With certain exceptions, if the New Credit Agreement is terminated prior to the first anniversary of the closing date of the New Credit Agreement, we are required to pay a termination fee equal to 0.50% of the credit limit under the New Credit Agreement.
The New Credit Agreement requires us to maintain nine months’ of “RML” as of the end of each month. For purposes of the New Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with Western Alliance Bank plus availability under the New Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month.
The New Credit Agreement also contains customary events of default and other covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on our stock, redeem, retire or purchase shares of our stock, make investments or pledge or transfer assets. If an event of default under the New Credit Agreement occurs and is continuing, then Western Alliance Bank may cease making advances under the New Credit Agreement and declare any outstanding obligations under the New Credit Agreement to be immediately due and payable. In addition, we become the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the New Credit Agreement will automatically become immediately due and payable.

Capital Spending
Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.1 million and $0.3 million for the six-month periods ended September 30, 2018 and 2017, respectively. We plan to incur approximately $0.3 million in capital expenditures in fiscal 2019. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Facility.
Backlog
Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog totaled $8.4 million and $3.3 million as of September 30, 2018 and March 31, 2018, respectively. We generally expect our backlog to be recognized as revenue within one year.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2018. For the three months ended September 30, 2018, there were no material changes in our accounting policies.
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
As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018, we identified the following material weaknesses that existed as of March 31, 2018 and continued to exist at September 30, 2018. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

•
Information & Communication. We determined that our controls pertaining to information and communication did not operate effectively as of March 31, 2018, resulting in a material weakness pertaining to these COSO components. Specifically, we did not have sufficient communication of the status and evolution of a project to ensure timely and accurate recognition of project costs. In addition, we did not have sufficient communication and resolution of matters identified through management’s review impacting the accounting close as noted in the Control Activities discussion below.

•
Control Activities - Accounting Close. The operating effectiveness of our controls as of March 31, 2018 were inadequate related to management review controls over the accounting close process and forecasts used to support certain fair value estimates. Specifically, we did not have an accurate forecast that impacted our assessment of triggering events and potential impairment. In addition, matters identified through management review controls were not brought to a timely resolution.

Because of the material weaknesses described above, in consultation with management, our Chief Executive Officer and Chief Financial Officer have concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2018 and September 30, 2018, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
For the year ended March 31, 2018 and the subsequent interim period, we enhanced our closing procedures to ensure that, in all material respects, our financial statements are presented in conformity with GAAP and free of material misstatement as of and for the periods ended March 31, 2018 and September 30, 2018.

Plans for Remediation of Material Weaknesses

Our board, the audit and finance committee and management have identified additional resources to assist in the remediation effort with respect to our above mentioned material weakness and are developing and implementing new processes, procedures and internal controls to remediate the material weakness that existed in our internal control over financial reporting as it related to project cost accounting, the accounting close and forecasting processes, and our disclosure controls and procedures, as of March 31, 2018 and September 30, 2018.

We have developed a remediation plan (the “Remediation Plan”) to address the material weakness for the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•	Ensure a thorough understanding of the current state, process owners, and procedural or technological gaps causing the deficiency.

•	Design a remediation action for the forecasting process, to ensure supportable and accurate forecast data are gathered, analyzed and reviewed on a timely basis.

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps.

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls.

•	Complete the review and acceptance of completion of the remediation efforts by executive management and the audit & finance committee.

We have taken or are in the process of taking the following steps toward completion of our Remediation Plan:

•	Developed a forecast review process performed by the accounting department to confirm accuracy, completeness and reliability of forecast data.

•	Improved the process to evaluate potential triggering events and impairment, including a more formal review of our forecasts and enhanced documentation of the analysis and conclusion.

•	Designed procedures and controls for project cost accounting, including enhanced communication and tracking of project costs.

•	Implemented controls related to inventory valuation, accounting close, tax, revenue and project cost accounting, although additional testing is required to confirm operating effectiveness.

•	Strengthened management review controls and the timeliness of execution as they pertain to the accounting close.

•	Updated policies and procedures for process and control changes and provided additional training to key personnel.

The Remediation Plan is being administered by our Chief Financial Officer and involves key leaders from across our organization.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.
Changes in Internal Control over Financial Reporting
Effective April 1, 2018, we adopted Topic 606, “Revenue from Contracts with Customers” ("ASC 606"), using the modified retrospective approach. Although the adoption of this standard did not have a significant impact on our financial results, we have implemented changes to our controls related to revenue recognition. These changes include enhanced reviews around customer contracts, the evaluation of contracts based on the five-step revenue recognition model, and additional ongoing monitoring activities. These enhanced controls are designed to provide reasonable assurance of the fair presentation of our financial statements and related disclosures.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the implementation of our Remediation Plans, as described above.

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
(a)Exhibits

10.1
Business Financing Agreement dated as of October 26, 2018 among Orion Energy Systems, Inc., Western Alliance Bank, as lender, and the subsidiary borrowers party thereto. [Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018 (File No. 001-3887)]

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2018.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)