Form 10-Q
period 2018-12-31
ORION ENERGY SYSTEMS, INC.
filed 2019-02-08
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an "emerging growth company". See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 29,576,944 shares of the Registrant’s common stock outstanding on January 31, 2019.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2018	March 31, 2018
Assets
Cash and cash equivalents	$6,596	$9,424
Accounts receivable, net	6,096	8,736
Revenue earned but not billed	3,125	—
Inventories, net	9,024	7,826
Deferred contract costs	—	1,000
Prepaid expenses and other current assets	627	2,467
Total current assets	25,468	29,453
Property and equipment, net	12,056	12,894
Other intangible assets, net	2,554	2,868
Other long-term assets	255	110
Total assets	$40,333	$45,325
Liabilities and Shareholders’ Equity
Accounts payable	$11,345	$11,675
Accrued expenses and other	5,314	4,171
Deferred revenue, current	119	499
Current maturities of long-term debt	82	79
Total current liabilities	16,860	16,424
Revolving credit facility	3,329	3,908
Long-term debt, less current maturities	43	105
Deferred revenue, long-term	810	940
Other long-term liabilities	626	524
Total liabilities	21,668	21,901
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2018 and March 31, 2018; no shares issued and outstanding at December 31, 2018 and March 31, 2018	—	—
Common stock, no par value: Shares authorized: 200,000,000 at December 31, 2018 and March 31, 2018; shares issued: 39,011,019 at December 31, 2018 and 38,384,575 at March 31, 2018; shares outstanding: 29,571,944 at December 31, 2018 and 28,953,183 at March 31, 2018	—	—
Additional paid-in capital	155,642	155,003
Treasury stock, common shares: 9,439,075 at December 31, 2018 and 9,431,392 at March 31, 2018	(36,092)	(36,085)
Retained deficit	(100,885)	(95,494)
Total shareholders’ equity	18,665	23,424
Total liabilities and shareholders’ equity	$40,333	$45,325

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Product revenue	$13,952	$15,993	$38,350	$41,883
Service revenue	2,339	1,270	4,961	3,360
Total revenue	16,291	17,263	43,311	45,243
Cost of product revenue	10,508	11,181	29,599	30,587
Cost of service revenue	1,613	966	3,544	3,209
Total cost of revenue	12,121	12,147	33,143	33,796
Gross profit	4,170	5,116	10,168	11,447
Operating expenses:
General and administrative	2,269	2,878	7,681	11,370
Impairment of intangible assets	—	—	—	710
Sales and marketing	2,190	2,981	6,903	9,241
Research and development	298	616	1,057	1,519
Total operating expenses	4,757	6,475	15,641	22,840
Loss from operations	(587)	(1,359)	(5,473)	(11,393)
Other income (expense):
Other income	31	—	65	—
Interest expense	(77)	(74)	(335)	(225)
Amortization of debt issue costs	(31)	(28)	(31)	(83)
Interest income	2	5	8	12
Total other expense	(75)	(97)	(293)	(296)
Loss before income tax	(662)	(1,456)	(5,766)	(11,689)
Income tax (benefit) expense	0	(23)	26	(23)
Net loss	$(662)	$(1,433)	$(5,792)	$(11,666)
Basic net loss per share attributable to common shareholders	$(0.02)	$(0.05)	$(0.20)	$(0.41)
Weighted-average common shares outstanding	29,568,986	28,909,847	29,376,959	28,734,394
Diluted net loss per share	$(0.02)	$(0.05)	$(0.20)	$(0.41)
Weighted-average common shares and share equivalents outstanding	29,568,986	28,909,847	29,376,959	28,734,394

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2018	2017
Operating activities
Net loss	$(5,792)	$(11,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,006	1,050
Amortization of intangible assets	343	486
Stock-based compensation	639	868
Amortization of debt issue costs	31	83
Impairment of intangible assets	—	710
Provision for inventory reserves	(144)	701
Provision for bad debts	66	21
Other	8	12
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	2,857	492
Revenue earned but not billed	(770)	—
Inventories	(367)	4,120
Deferred contract costs	—	(179)
Prepaid expenses and other assets	123	1,300
Accounts payable	555	30
Accrued expenses and other	(136)	(767)
Deferred revenue, current and long-term	(29)	(342)
Net cash used in operating activities	(1,610)	(3,081)
Investing activities
Purchases of property and equipment	(167)	(478)
Additions to patents and licenses	(29)	(43)
Net cash used in investing activities	(196)	(521)
Financing activities
Payment of long-term debt and capital leases	(58)	(132)
Proceeds from revolving credit facility	42,498	51,926
Payment of revolving credit facility	(43,078)	(54,933)
Payments to settle employee tax withholdings on stock-based compensation	(10)	(9)
Deferred financing costs	(377)	—
Net proceeds from employee equity exercises	3	6
Net cash used in financing activities	(1,022)	(3,142)
Net decrease in cash and cash equivalents	(2,828)	(6,744)
Cash and cash equivalents at beginning of period	9,424	17,307
Cash and cash equivalents at end of period	$6,596	$10,563

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

In the warranty rollforward in Note 9 – Accrued Expenses and Other, certain prior period balances have been reclassified to conform to current period presentation.  The reclassifications were immaterial to the financial statements.

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

Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers.  For the three months ended December 31, 2018, one supplier accounted for 11.7% of total cost of revenue. For the nine months ended December 31, 2018, no supplier accounted for more than 10% of total cost of revenue. For the three months ended December 31, 2017, one supplier accounted for 13.9% of total cost of revenue. For the nine months ended December 31, 2017, no supplier accounted for more than 10.0% of total cost of revenue.

For the three months ended December 31, 2018, one customer accounted for 11.6% of total revenue.  For the nine months ended December 31, 2018, no customers accounted for more than 10.0% of total revenue.  For the three months ended December 31, 2017, one customer accounted for 13.4% of total revenue.  For the nine months ended December 31, 2017, one customer accounted for 11.1% of total revenue.

As of December 31, 2018, no customer accounted for more than 10.0% of Accounts receivable. As of March 31, 2018, one customer accounted for 13.2% of Accounts receivable.

Recent Accounting Pronouncements

Issued: Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases" (Subtopic 842).  The pronouncement, and subsequent amendments, which is included in the Accounting Standards Codification as Subtopic 842 (“ASC 842”), requires that lessees recognize right-of-use assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and disclose additional quantitative and qualitative information about leasing arrangements. Under ASU 842, leases will be classified as either finance or operating, with classification affecting the timing of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating leases, with classification affecting the timing of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control, have been transferred through the lease contract. ASU 842 also provides guidance on the presentation of the effects of leases in the income statement and statement of cash flows. Orion will adopt ASU 842 on April 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance.  Additionally, Orion expects to elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.  Orion has completed an initial assessment of potential leases but has not yet completed its review of the full provisions of ASU 842 against its outstanding lease arrangements and is in the process of quantifying the lease liability and related right-of-use asset which will be recorded to its condensed consolidated balance sheets upon adoption of ASU 842.  In addition, the Company is in the process of identifying and implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard.  Management continues to assess the impact of adoption of ASU 842 on its condensed consolidated statements of operations, cash flows, and the related footnote disclosures.

Recently Adopted Standards

On April 1, 2018, Orion adopted ASU 2014-09 and subsequent amendments, which is included in the Accounting Standards Codification as "Revenue from Contracts with Customers" (Topic 606) (“ASC 606”) and Sub-Topic 340-40 (“ASC 340-40”), using the modified retrospective approach. ASC 606 superseded the revenue recognition requirements in “Revenue Recognition” (Topic 605) ("ASC 605") and provides guidance on the accounting for other assets and deferred costs associated with contracts with customers.   ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASC 340-40 limits the circumstances that an entity can recognize an asset from the costs incurred to obtain or fulfill a contract that are not subject to the guidance in other portions in the Accounting Standards Codification, such as those related to

inventory.   The provisions of ASC 606 and ASC 340-40 require entities to use more judgments and estimates than under previous guidance when allocating the total consideration in a contract to the individual promises to customers (“performance obligations”) and determining when a performance obligation has been satisfied and revenue can be recognized. Orion’s adoption of ASC 606 did not have a material effect on Orion's financial statements. Orion has updated its processes and controls necessary for implementing ASC 606, including the increased footnote disclosure requirements.

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

The adoption of the new standards also resulted in reclassifications (a) between Product revenue and Service revenue, and between Cost of service revenue and Sales and marketing expenses in Orion’s Condensed Consolidated Statements of Operations, and (b) between Accounts receivable, net, Revenue earned but not billed, Inventories, net, Deferred contract costs, Prepaid expenses and other current assets, Accounts payable, Accrued expenses and other, Deferred revenue, current, Deferred revenue, long-term, and Other long-term liabilities in Orion’s Condensed Consolidated Balance Sheets.

For all adjustments and changes as a result of adopting the new standards for the current period, refer to the section “Impacts on Financial Statements” below.  In accordance with the modified retrospective transition method, the historical information within Orion’s financial statements has not been restated and continues to be reported under the accounting standard in effect for those periods. As a result, Orion has disclosed the accounting policies in effect prior to April 1, 2018, as well as the policies applied starting April 1, 2018.

Revenue Recognition

Periods prior to April 1, 2018

Revenue was recognized in accordance with ASC 605 when the following criteria were met:

1.	persuasive evidence of an arrangement exists;
2.	delivery has occurred and title has passed to the customer;
3.	the sales price is fixed and determinable and no further obligation exists; and
4.	collectability is reasonably assured.

Revenue was recorded net of estimated provisions for returns, early payment discounts and rebates and other consideration paid to Orion’s customers.  Revenues were presented net of sales tax and other sales related taxes.

Deferred contract costs consisted primarily of the costs of products delivered, and services performed, that were subject to additional performance obligations or customer acceptance. These Deferred contract costs were expensed at the time the related revenue was recognized.

Deferred revenue related to advance customer billings and investment tax grants received related to power purchase agreement contracts still outstanding related to Orion’s legacy solar business.

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

If there are multiple performance obligations in a single contract, the contract’s total sales price is allocated to each individual performance obligation based on their relative standalone selling price.  A performance obligation’s standalone selling price is the price at which Orion would sell such promised good or service separately to a customer.  Orion uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus margin approach when one is not available.  The cost-plus margin approach is used to determine the stand-alone selling price for the installation performance obligation and is based on average historical installation margin.

Revenue derived from customer contracts which include only performance obligation(s) for the sale of lighting fixtures and components is classified as Product revenue in the Condensed Consolidated Statements of Operations.   The revenue for these transactions is recorded at the point in time when management believes that the customer obtains control of the products, generally either upon shipment or upon delivery to the customer’s facility. This point in time is determined separately for each contract and requires judgment by management of the contract terms and the specific facts and circumstances concerning the transaction.

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

Most products are manufactured in accordance with Orion’s standard specifications.  However, some products are manufactured to a customer’s specific requirements with no alternative use to Orion.  In such cases, and when Orion has an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs.  There was no over-time revenue related to custom products recognized in the three and nine months ended December 31, 2018.

Orion also records revenue in conjunction with several limited power purchase agreements (“PPAs”) still outstanding. Those PPAs are supply-side agreements for the generation of electricity.  Orion’s last PPA expires in 2031.  Revenue associated with the sale of energy generated by the solar facilities under these PPAs is within the scope of ASC 606.  Revenues are recognized over-time and are equal to the amount billed to the customer, which is calculated by applying the fixed rate designated in the PPAs to the variable amount of electricity generated each month.  This approach is in accordance with the “right to invoice” practical expedient provided for in ASC 606.  Orion also recognizes revenue upon the sale to third parties of tax credits received from operating the solar facilities and from amortizing a grant received from the federal government during the period starting when the power generating facilities were constructed until the expiration of the PPAs; these revenues are not derived from contracts with customers and therefore not under the scope of ASC 606.

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

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance.  For the three and nine months ended December 31, 2018, Product revenue included $1.0 million and $2.1 million, respectively, derived from sales-type leases for light fixtures, $25,615 and $0.2 million, respectively, derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $18,889 and $0.1 million, respectively, derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606.  All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.

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

Commercial or industrial end-users obtain Orion products and services through turnkey project sales or by purchasing products either direct from Orion or through distributors or energy service companies ("ESCOs").  Revenues associated with commercial and industrial end-users are included within each of Orion’s segments, dependent on the sales channel.

See Footnote 16, Segments, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the three and nine months ended December 31, 2018 (dollars in thousands):

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$894	$396	$1,290	$1,009	$396	$1,405
Commercial and industrial	11,976	1,943	13,919	34,987	4,565	39,552
Total lighting	12,870	2,339	15,209	35,996	4,961	40,957
Solar energy related revenues	8	—	8	46	—	46
Total revenues from contracts with customers	12,878	2,339	15,217	36,042	4,961	41,003
Revenue accounted for under other guidance	1,074	—	1,074	2,308	—	2,308
Total revenue	$13,952	$2,339	$16,291	$38,350	$4,961	$43,311

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

The payments associated with these transactions that are due during the twelve months subsequent to December 31, 2018 are included in Accounts receivable, net in Orion’s Condensed Consolidated Balance Sheets.  The remaining amounts due that are associated with these transactions are included in Other long-term assets in Orion’s Condensed Consolidated Balance Sheets.

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

The total amount received from the sales of these receivables during the three and nine months ended December 31, 2018 was $1.5 million and $4.4 million, respectively.  Orion’s losses on these sales aggregated to $28,891 and $0.2 million for the three and nine months ended December 31, 2018 and is included in Interest expense in the Condensed Consolidated Statements of Operations.

Practical Expedients and Exemptions

Orion expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within Sales and marketing expense.  There are no other capitalizable costs associated with obtaining contracts with customers.

Orion’s performance obligations related to lighting fixtures typically do not exceed nine months in duration.  As a result, Orion has elected the practical expedient that provides an exemption to the disclosure requirements regarding information about value assigned to remaining performance obligations on contracts that have original expected durations of one year or less.

Orion has also adopted the practical expedient that provides an exemption to the disclosure requirement of the value assigned to performance obligations associated with contracts that were not complete as of April 1, 2018.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts.  Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net.  Revenue earned but not billed as of December 31, 2018 and April 1, 2018 includes $0.6 million and $0.6 million, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by the new standards.

Deferred revenue, current as of December 31, 2018, included $43,448 of contract liabilities which represented consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs.  As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by the new standards.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of December 31, 2018, and April 1, 2018, after the adoption of the new standards (dollars in thousands):

	December 31, 2018	April 1, 2018
Accounts receivable, net	$6,096	$9,020
Contract assets	$2,538	$1,773
Contract liabilities	$43	$13

There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing.  There were no significant changes to contract liabilities.

Impact on Financial Statements

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As Reported December 31, 2018	Adjustments	Balances without application of ASC 606
Assets
Cash and cash equivalents	$6,596	$—	$6,596
Accounts receivable, net	6,096	(6)	6,090
Revenue earned but not billed	3,125	(3,125)	—
Inventories, net	9,024	(709)	8,315
Deferred contract costs	—	1,510	1,510
Prepaid expenses and other current assets	627	2,036	2,663
Total current assets	25,468	(294)	25,174
Property and equipment, net	12,056	—	12,056
Other intangible assets, net	2,554	—	2,554
Other long-term assets	255	—	255
Total assets	$40,333	$(294)	$40,039
Liabilities and Shareholders’ Equity
Accounts payable	$11,345	$980	$12,325
Accrued expenses and other	5,314	(1,200)	4,114
Deferred revenue, current	119	492	611
Current maturities of long-term debt	82	—	82
Total current liabilities	16,860	272	17,132
Revolving credit facility	3,329	—	3,329
Long-term debt, less current maturities	43	—	43
Deferred revenue, long-term	810	97	907
Other long-term liabilities	626	(97)	529
Total liabilities	21,668	272	21,940
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2018 and March 31, 2018; no shares issued and outstanding at December 31, 2018 and March 31, 2018	—	—	—
Common stock, no par value: Shares authorized: 200,000,000 at December 31, 2018 and March 31, 2018; shares issued: 39,011,019 at December 31, 2018 and 38,384,575 at March 31, 2018; shares outstanding: 29,571,944 at December 31, 2018 and 28,953,183 at March 31, 2018	—	—	—
Additional paid-in capital	155,642	—	155,642
Treasury stock, common shares: 9,439,075 at December 31, 2018 and 9,431,392 at March 31, 2018	(36,092)	—	(36,092)
Retained deficit	(100,885)	(566)	(101,451)
Total shareholders’ equity	18,665	(566)	18,099
Total liabilities and shareholders’ equity	$40,333	$(294)	$40,039

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended December 31, 2018			Nine Months Ended December 31, 2018
	As Reported	Adjustments	Balances without application of ASC 606	As Reported	Adjustments	Balances without application of ASC 606
Product revenue	$13,952	$467	$14,419	$38,350	$1,531	$39,881
Service revenue	2,339	(1,476)	863	4,961	(2,607)	2,354
Total revenue	16,291	(1,009)	15,282	43,311	(1,076)	42,235
Cost of product revenue	10,508	—	10,508	29,599	1	29,600
Cost of service revenue	1,613	(954)	659	3,544	(1,692)	1,852
Total cost of revenue	12,121	(954)	11,167	33,143	(1,691)	31,452
Gross profit	4,170	(55)	4,115	10,168	615	10,783
Operating expenses:
General and administrative	2,269	—	2,269	7,681	—	7,681
Sales and marketing	2,190	352	2,542	6,903	922	7,825
Research and development	298	—	298	1,057	—	1,057
Total operating expenses	4,757	352	5,109	15,641	922	16,563
Loss from operations	(587)	(407)	(994)	(5,473)	(307)	(5,780)
Other income (expense):
Other income	31	—	31	65	—	65
Interest expense	(77)	12	(65)	(335)	13	(322)
Amortization of debt issue cost	(31)		(31)	(31)		(31)
Interest income	2	—	2	8	—	8
Total other expense	(75)	12	(63)	(293)	13	(280)
Loss before income tax	(662)	(395)	(1,057)	(5,766)	(294)	(6,060)
Income tax expense	0	—	0	26	—	26
Net loss	$(662)	$(395)	$(1,057)	$(5,792)	$(294)	$(6,086)
Basic net loss per share attributable to common shareholders	$(0.02)	$0.00	$(0.04)	$(0.20)	$0.00	$(0.21)
Weighted-average common shares outstanding	29,568,986	—	29,568,986	29,376,959	—	29,376,959
Diluted net loss per share	$(0.02)	$0.00	$(0.04)	$(0.20)	$0.00	$(0.21)
Weighted-average common shares and share equivalents outstanding	29,568,986	—	29,568,986	29,376,959	—	29,376,959

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31, 2018
	As Reported	Adjustments	Balances without application of ASC 606
Operating activities
Net loss	$(5,792)	$(294)	$(6,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,006	—	1,006
Amortization of intangible assets	343	—	343
Stock-based compensation	639	—	639
Amortization of debt issue costs	31	—	31
Provision for inventory reserves	(144)	—	(144)
Provision for bad debts	66	—	66
Other	8	—	8
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	2,857	(276)	2,581
Revenue earned but not billed	(770)	770	—
Inventories	(367)	22	(345)
Deferred contract costs	—	(516)	(516)
Prepaid expenses and other assets	123	(129)	(6)
Accounts payable	555	95	650
Accrued expenses and other	(136)	84	(52)
Deferred revenue, current and long-term	(29)	244	215
Net cash used in operating activities	(1,610)	—	(1,610)
Investing activities
Purchases of property and equipment	(167)	—	(167)
Additions to patents and licenses	(29)	—	(29)
Net cash used in investing activities	(196)	—	(196)
Financing activities
Payment of long-term debt and capital leases	(58)	—	(58)
Proceeds from revolving credit facility	42,498	—	42,498
Payment of revolving credit facility	(43,078)	—	(43,078)
Payments to settle employee tax withholdings on stock-based compensation	(10)	—	(10)
Deferred financing costs	(377)	—	(377)
Net proceeds from employee equity exercises	3	—	3
Net cash used in financing activities	(1,022)	—	(1,022)
Net decrease in cash and cash equivalents	(2,828)	—	(2,828)
Cash and cash equivalents at beginning of period	9,424	—	9,424
Cash and cash equivalents at end of period	$6,596	$—	$6,596

NOTE 4 — ACCOUNTS RECEIVABLE, NET

As of December 31, 2018, and March 31, 2018, Orion's Accounts receivable and Allowance for doubtful accounts balances were as follows (dollars in thousands):

	December 31, 2018	March 31, 2018
Accounts receivable, gross	$6,313	$8,886
Allowance for doubtful accounts	(217)	(150)
Accounts receivable, net	$6,096	$8,736

NOTE 5 — INVENTORIES, NET

As of December 31, 2018, and March 31, 2018, Orion's Inventory balances were as follows (dollars in thousands):

	Cost	Reserve	Net
As of December 31, 2018
Raw materials and components	$6,653	$(1,345)	$5,308
Work in process	1,127	(311)	816
Finished goods	4,137	(1,237)	2,900
Total	$11,917	$(2,893)	$9,024

As of March 31, 2018
Raw materials and components	$6,073	$(1,363)	$4,710
Work in process	1,190	(263)	927
Finished goods	3,934	(1,745)	2,189
Total	$11,197	$(3,371)	$7,826

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2018, and March 31, 2018, Prepaid expenses and other current assets included the following (dollars in thousands):

	December 31, 2018	March 31, 2018
Unbilled accounts receivable (1)	$—	$1,910
Other prepaid expenses	627	557
Total	$627	$2,467

(1)

As of April 1, 2018, in conjunction with the adoption of ASC 606, the balance of unbilled Accounts receivable was included in Revenue earned but not billed on the Condensed Consolidated Balance Sheets.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of December 31, 2018, and March 31, 2018, Property and equipment, net, included the following (dollars in thousands):

	December 31, 2018	March 31, 2018
Land and land improvements	$433	$424
Buildings and building improvements	9,245	9,245
Furniture, fixtures and office equipment	7,144	7,096
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	12,027	12,106
Construction in Progress	47	—
	34,217	34,192
Less: accumulated depreciation and amortization	(22,161)	(21,298)
Property and equipment, net	$12,056	$12,894

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

Equipment included above under capital leases was as follows (dollars in thousands):

	December 31, 2018	March 31, 2018
Equipment	$581	$581
Less: accumulated depreciation and amortization	(450)	(344)
Equipment, net	$131	$237

Orion recorded depreciation expense of $0.3 and $1.0 million for the three and nine months ended December 31, 2018, respectively, and $0.4 and $1.1 million for the three and nine months ended December 31, 2017, respectively.

NOTE 8 —OTHER INTANGIBLE ASSETS, NET

As of December 31, 2018, and March 31, 2018, the components of, and changes in, the carrying amount of Other intangible assets, net, were as follows (dollars in thousands):

	December 31, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,665	$(1,492)	$1,173	$2,636	$(1,370)	$1,266
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,005	—	1,005	1,005	—	1,005
Customer relationships	3,600	(3,435)	165	3,600	(3,326)	274
Developed technology	900	(689)	211	900	(582)	318
Non-competition agreements	100	(100)	—	100	(95)	5
Total	$8,328	$(5,774)	$2,554	$8,299	$(5,431)	$2,868

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

Amortization expense on intangible assets was $0.1 and $0.2 million for the three months ended December 31, 2018 and 2017, respectively.  Amortization expense on intangible assets was $0.3 and $0.5 million for the nine months ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the weighted average remaining useful life of intangible assets was 5.1 years.

The estimated amortization expense for the remainder of fiscal 2019, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2019 (period remaining)	$95
Fiscal 2020	362
Fiscal 2021	287
Fiscal 2022	190
Fiscal 2023	98
Fiscal 2024	95
Thereafter	422
Total	$1,549

NOTE 9 — ACCRUED EXPENSES AND OTHER

As of December 31, 2018, and March 31, 2018, Accrued expenses and other included the following (dollars in thousands):

	December 31, 2018	March 31, 2018
Compensation and benefits	$1,084	$1,786
Accrued taxes	458	237
Contract costs	1,814	985
Legal and professional fees	168	400
Warranty	415	402
Sales returns reserve (1)	174	—
Credits due to customers (1)	980	—
Other accruals	221	361
Total	$5,314	$4,171

(1)

Sales returns reserve was previously classified in Accounts receivable, net and Credits due to customers was previously classified in Accounts payable.  As of April 1, 2018, in conjunction with the adoption of ASC 606, these balances are now included in Accrued expenses and other on the Condensed Consolidated Balance Sheets.

Orion generally offers a limited warranty of one to ten years on its lighting products, including the pass through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, LED modules, chips and drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Beginning of period	$721	$739	$673	$759
Reclassification on adoption of ASC 606	—	—	73	—
Accruals	129	(78)	177	(52)
Warranty claims (net of vendor reimbursements)	(67)	(44)	(140)	(90)
End of period	$783	$617	$783	$617

NOTE 10 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing Basic net loss attributable to common shareholders by the Weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

For the three and nine months ended December 31, 2018 and 2017, Orion was in a net loss position; therefore, the Basic and Diluted Weighted average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Basic and Diluted net loss per common share was calculated based upon the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net loss (in thousands)	$(662)	$(1,433)	$(5,792)	$(11,666)
Denominator:
Weighted-average common shares outstanding	29,568,986	28,909,847	29,376,959	28,734,394
Weighted-average common shares and common share equivalents outstanding	29,568,986	28,909,847	29,376,959	28,734,394
Net loss per common share:
Basic	$(0.02)	$(0.05)	$(0.20)	$(0.41)
Diluted	$(0.02)	$(0.05)	$(0.20)	$(0.41)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net loss per common share because their inclusion would have been anti-dilutive.  The number of shares are as of the end of each period:

	December 31, 2018	December 31, 2017
Common stock options	477,836	709,667
Restricted shares	1,329,693	1,545,209
Total	1,807,529	2,254,876

NOTE 11 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	December 31, 2018	March 31, 2018
Revolving credit facility	$3,329	$3,908
Equipment lease obligations	125	184
Total long-term debt	3,454	4,092
Less current maturities	(82)	(79)
Long-term debt, less current maturities	$3,372	$4,013

Revolving Credit Agreement

On October 26, 2018, Orion and its subsidiaries entered into a new secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “New Credit Agreement”). The New Credit Agreement replaced Orion’s existing Credit Agreement.

The New Credit Agreement provides for a two-year revolving credit facility (the “New Credit Facility”) that matures on October 26, 2020. Borrowings under the New Credit Facility are initially limited to $20.15 million, subject to a borrowing base requirement based on eligible receivables and inventory.  The New Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of December 31, 2018, Orion’s borrowing base was $4.4 million, and Orion had $3.3 million in borrowings outstanding which were included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. Orion had no outstanding letters of credit leaving additional borrowing availability of $1.1 million.

The New Credit Agreement is secured by a security interest in substantially all of Orion's and its subsidiaries’ personal property.

Borrowings under the New Credit Agreement generally bear interest at floating rates based upon the prime rate (but not be less than 5.00% per year) plus an applicable margin determined by reference to Orion’s quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by total current liabilities, including the obligations under the New Credit Agreement). As of December 31, 2018, the interest rate was 6.0%. Among other fees, Orion is required to pay an annual facility fee equal to 0.45% of the credit limit under the New Credit Agreement, which was paid at commencement (October 26, 2018) and is due on each anniversary thereof.  With certain exceptions, if the New Credit Agreement is terminated prior to the first anniversary of the closing date of the New Credit Agreement, Orion is required to pay a termination fee equal to 0.50% of the credit limit under the New Credit Agreement.

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

Customer Equipment Finance Notes Payable

In December 2014, Orion entered into a secured borrowing agreement with a financing company in the principal amount of $0.4 million to fund completed customer contracts under its Orion Throughput Agreement (“OTA”) finance program that were previously funded under a different OTA credit agreement.  The loan amount was secured by the OTA-related equipment and the expected future monthly payments under the supporting 25 individual OTA customer contracts. The borrowing agreement bore an interest rate of 8.36% and matured in April 2018.

Other Long-Term Debt

In September 2010, Orion entered into a note agreement with the Wisconsin Department of Commerce that provided Orion with $0.3 million to fund Orion’s rooftop solar project at its Manitowoc facility.  The note matured in June 2017 and was paid in full upon maturity.

NOTE 12 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate based upon the facts and circumstances known to book loss before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three-month period ended December 31, 2018 and 2017, Orion recorded income tax expense (benefit) of $0 and $(23,330), respectively, using this methodology.  For the nine-month period ended December 31, 2018 and 2017, Orion recorded income tax expense (benefit) of $25,748 and $(23,330), respectively, using this methodology.

As of December 31, 2018, and March 31, 2018, Orion had a full valuation allowance recorded against its deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the valuation allowance would increase income in the period such determination is made.

During fiscal 2018, Orion recognized a provisional reduction to its deferred tax assets of ($9.9 million) related to the Tax Cut and Jobs Act (“Act”). Substantially all of this decrease was offset by a corresponding decrease to the valuation allowance. Orion also provisionally estimated it would incur no transition tax. As of December 31, 2018, Orion did not adjust its estimates and considers all changes due to the Act final.

Uncertain Tax Positions

As of December 31, 2018, Orion’s balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would reduce Orion’s effective tax rate if recognized.

Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as Other long-term liabilities to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in Income tax expense. Penalties and interest are included in the unrecognized tax benefits.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Operating Leases

Orion leases office space and equipment under operating leases expiring at various dates through 2020. Rent expense under these operating leases was $0.2 million and $0.2 million for the three months ended December 31, 2018 and 2017, respectively.  Rent expense under these operating leases was $0.5 million and $0.7 million for the nine months ended December 31, 2018 and 2017, respectively.

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

On November 10, 2017, a purported shareholder, Stephen Narten, filed a civil lawsuit in the Circuit Court for Manitowoc County against those individuals who served on Orion's board of directors during fiscal years 2015, 2016, and 2017 and certain current and former officers during the same period.  The plaintiff, who purported to bring the suit derivatively on behalf of Orion, alleged that the director defendants breached their fiduciary duties in connection with granting certain stock-based incentive awards under Orion's 2004 Stock and Incentive Awards Plan and that the directors and current and former officers breached their fiduciary duties by accepting those awards.  During the first quarter of fiscal 2019, the parties reached a settlement of the claims and the case was dismissed.  The settlement did not have a material impact on Orion's results of operations, cash flows or financial condition.

State Tax Assessment

During fiscal 2018, Orion was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017.   Although the final resolution of Orion's sales and use tax audit is uncertain, based on current information, in the opinion of Orion's management, the ultimate disposition of these matters will not have a material adverse effect on Orion's consolidated balance sheets, statements of operations, or liquidity.

During fiscal 2019, Orion was notified of a pending sales and use tax audit by the California Department of Tax and Fee Administration for the period covering April 1, 2015 through March 31, 2018. Although the final resolution of Orion's sales and use tax audit is uncertain, based on current information, in the opinion of Orion's management, the ultimate disposition of these matters will not have a material adverse effect on the Orion's consolidated balance sheets, statements of operations, or liquidity.

NOTE 14 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP.  Orion issued the following shares from treasury under the ESPP during the nine months ended December 31, 2018:

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2018	866	$1.10
Quarter Ended September 30, 2018	938	$0.96
Quarter Ended December 31, 2018	1,708	$0.57
Total issued in fiscal 2019	3,512	$ 0.57 - 1.10

In prior years, Orion issued loans to non-executive employees to purchase shares of its stock under the ESPP. The loan program has been discontinued and new loans are no longer issued.  As of March 31, 2017, $4,000 of such loans remained outstanding and were reflected on Orion’s balance sheet as a contra-equity account. During the nine months ended December 31, 2017, Orion entered into agreements with the counterparties to these loans. In exchange for the forgiveness of their outstanding loan balance, the employees returned their shares to Orion. As a result of these transactions, 1,230 shares were recorded within treasury stock and the loan balances were eliminated.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost of product revenue	$1	$1	$3	$11
Cost of service revenue	1	—	2	—
General and administrative	185	205	592	722
Sales and marketing	13	34	41	113
Research and development	—	10	1	22
Total	$200	$250	$639	$868

During the first nine months of fiscal 2019, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Balance at March 31, 2018	1,485,799	629,667
Awards granted	519,000	—
Awards vested	(626,444)	—
Awards forfeited	(48,662)	(151,831)
Awards outstanding at December 31, 2018	1,329,693	477,836
Per share price on grant date	0.84	—

As of December 31, 2018, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 1.7 years, was approximately $1.0 million.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2018	2017	2018	2017
Segments:
Orion Engineered Systems	$6,802	$7,316	$33	$185
Orion Distribution Services	6,102	7,779	(236)	224
Orion U.S. Markets	3,387	2,168	569	(520)
Corporate and Other	—	—	(953)	(1,248)
	$16,291	$17,263	$(587)	$(1,359)

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
Segments:
Orion Engineered Systems	$15,168	$18,857	$(1,944)	$(2,891)
Orion Distribution Services	20,202	19,998	(1,082)	(564)
Orion U.S. Markets	7,941	6,388	793	(2,970)
Corporate and Other	—	—	(3,240)	(4,968)
	$43,311	$45,243	$(5,473)	$(11,393)

NOTE 17 — REORGANIZATION OF BUSINESS

During fiscal 2018, Orion executed on a cost reduction plan by entering into separation agreements with multiple employees. Orion's restructuring expense for the three and nine months ended December 31, 2018 and 2017 is reflected within its Condensed Consolidated Statements of Operations as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost of product revenue	$—	$(7)	$—	$33
General and administrative	1	(7)	13	1,808
Sales and marketing	—	(5)	17	178
Total	$1	$(19)	$30	$2,019

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Orion Engineered Systems	$—	$—	5	$—
Orion Distribution Systems	—	(5)	12	84
Corporate and Other	1	(14)	13	1,935
Total	$1	$(19)	$30	$2,019

Cash payments for employee separation costs in connection with its reorganization of its business were $8,573 and $0.1 million in the three months ended December 31, 2018 and December 31, 2017, respectively.  Cash payments for employee separation costs in connection with the reorganization of its business were $0.2 million and $1.6 million in the nine months ended December 31, 2018, and December 31, 2017, respectively.  The remaining restructuring cost accruals as of December 31, 2018 were $0.1 million, which represents post-retirement medical benefits for one former employee which will be paid over several years.

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

We do not have long-term contracts with our customers that provide us with recurring revenue from period to period and we typically generate substantially all of our revenue from sales of lighting systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We typically sell our lighting systems in replacement of our customers’ existing fixtures. We call this replacement process a "retrofit".  We frequently engage our customers’ existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical contractors, electrical distributors, and ESCOs to sell to their own customer bases.

Our ability to achieve our desired revenue growth and profitability goals depends on our ability to effectively engage distribution and sales agents, develop recurring revenue streams, implement our cost reduction initiatives, manage pricing pressures in the LED market, and improve our marketing, new product development, project execution, customer service, margin enhancement and operating expense management, as well as other factors.  In addition, the gross margins of our products can vary significantly depending upon the types of products we sell, with margins typically ranging from 10% to 50%. As a result, a change in the total mix of our sales among higher or lower margin products can cause our profitability to fluctuate from period to period.

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

Management Restructuring and Focus on Profitability

During fiscal 2018, we executed on a cost reduction plan to reduce our costs and streamline operations. This cost reduction plan included a reduction in headcount, restructuring of management and board compensation, and other cost reduction measures.  Restructuring expenses included severance, outplacement services and continued medical benefits for terminated employees for a limited post-employment period.

Our restructuring expense for the three and nine months ended December 31, 2018 and 2017 is reflected within our Condensed Consolidated Statements of Operations as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost of product revenue	$—	$(7)	$—	$33
General and administrative	1	(7)	13	$1,808
Sales and marketing	—	(5)	17	$178
Total	$1	$(19)	$30	$2,019

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Orion Engineered Systems	$—	$—	$5	$—
Orion Distribution Systems	—	(5)	12	84
Corporate and Other	1	(14)	13	1,935
Total	$1	$(19)	$30	$2,019

Cash payments for employee separation costs in connection with our reorganization of our business were $8,573 and $0.1 million in the three months ended December 31, 2018 and December 31, 2017, respectively.  Cash payments for employee separation costs in connection with our reorganization of our business were $0.2 million and $1.6 million in the nine months ended December 31, 2018, and December 31, 2017, respectively.

Fiscal 2019 Outlook

We remain optimistic about our near-term and long-term financial performance. Our executive leadership team has developed a fiscal 2019 strategic plan to reflect our current business environment and the continuing opportunities and challenges of the LED and connected lighting marketplace.  The overall goal of the plan is to build on what we achieved in fiscal 2018, both in terms of our distribution network and reinvigoration of our direct sales effort, while leveraging our achieved cost containment efforts.

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

There continues to be a great amount of debate regarding a wide range of policy options with respect to monetary, regulatory, and trade, amongst others, that the U.S. federal government has and may pursue, including the recent imposition of tariffs on certain imports. Certain sourced finished products and certain of the components used in our products are impacted by the recently imposed tariffs on China imports.  Our efforts to mitigate the impact of added costs include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. We believe that these mitigation activities will assist to offset added costs, and we currently believe that such tariffs will have a limited adverse financial effect on our results of operations. Any future policy changes that may be implemented could have a positive or negative consequence on our financial performance depending on how the changes would influence many factors, including business and consumer sentiment.

Recent Developments

On January 11, 2019, we secured a letter of intent with an existing customer to retrofit a number of the customer's locations with our state-of-the-art LED lighting solutions. We expect to realize revenue of approximately $11 million under the letter of intent.

The project involves initial energy audits, custom design, production, logistics, wireless control systems commissioning and full project management through installation at a number of the customer's locations nationwide.

A significant portion of the installations are expected to be completed in the fourth quarter of fiscal 2019.

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

The adoption of the new standards also resulted in reclassifications (a) between Product revenue and Service revenue, and between Cost of service revenue and Sales and marketing expenses in our Condensed Consolidated Statements of Operations, and (b) among Accounts receivable, Revenue earned but not billed, Inventories, net, Deferred contract costs, Prepaid expenses and other current assets, Accounts payable, Accrued expenses and other, Deferred revenue, current, Deferred revenue, long-term, and Other long-term liabilities in our Condensed Consolidated Balance Sheets.

Results of Operations - Three Months Ended December 31, 2018 versus Three Months Ended December 31, 2017

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended December 31,
	2018	2017		2018	2017
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$13,952	$15,993	(12.8)%	85.6%	92.6%
Service revenue	2,339	1,270	84.2%	14.4%	7.4%
Total revenue	16,291	17,263	(5.6)%	100.0%	100.0%
Cost of product revenue	10,508	11,181	(6.0)%	64.5%	64.8%
Cost of service revenue	1,613	966	67.0%	9.9%	5.6%
Total cost of revenue	12,121	12,147	(0.2)%	74.4%	70.4%
Gross profit	4,170	5,116	(18.5)%	25.6%	29.6%
General and administrative expenses	2,269	2,878	(21.2)%	13.9%	16.7%
Sales and marketing expenses	2,190	2,981	(26.5)%	13.4%	17.3%
Research and development expenses	298	616	(51.6)%	1.8%	3.6%
Loss from operations	(587)	(1,359)	56.8%	(3.6)%	(7.9)%
Other income	31	—	NM	0.2%	—%
Interest expense	(77)	(74)	(4.1)%	(0.5)%	(0.4)%
Amortization of debt issue costs	(31)	(28)	(10.7)%	(0.2)%	(0.2)%
Interest income	2	5	(60.0)%	0.0%	0.0%
Loss before income tax	(662)	(1,456)	54.5%	(4.1)%	(8.4)%
Income tax (benefit) expense	—	(23)	(100.0)%	—%	(0.1)%
Net loss	$(662)	$(1,433)	53.8%	(4.1)%	(8.3)%

*	NM - Not Meaningful

Revenue. Product revenue decreased 12.8%, or $2.0 million, for the third quarter of fiscal 2019 versus the third quarter of fiscal 2018. The decrease in Product revenue was principally due to a decrease in sales volume through our distribution channel, as well as the timing of delivery of our turnkey projects.  Service revenue increased 84.2%, or $1.1 million, primarily due to the timing of project completions.  Total revenue decreased by 5.6%, or $1.0 million, primarily due to the items discussed above.  Excluding the impact of the adoption of ASC 606, Product revenue decreased 9.8%, or $1.6 million, Service revenue decreased 32.0%, or $0.4 million, and Total revenue decreased by 11.5%, or $2.0 million, compared to the prior year quarter.

Cost of Revenue and Gross Margin. Cost of product revenue decreased 6.0%, or $0.7 million, in the third quarter of fiscal 2019 versus the third quarter of fiscal 2018 primarily due to the decrease in sales.  Cost of service revenue increased 67.0%, or $0.6 million, in the third quarter of fiscal 2019 versus the third quarter of fiscal 2018.  The increase was primarily due to the timing of project installations compared to the prior year quarter.  Gross margin decreased to 25.6% of revenue in the third quarter fiscal 2019 from 29.6% in the third quarter of fiscal 2018, primarily due to the impact of fixed cost absorption on lower revenue.  Excluding the impact of the adoption of ASC 606, gross margin as a percent of sales in the third quarter of fiscal 2019 was 26.9%.

Operating Expenses

General and Administrative. General and administrative expenses decreased 21.2%, or $0.6 million, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, primarily due to reduced employee costs, legal expense, and consulting expense as a result of our cost reduction plan.

Sales and Marketing. Sales and marketing expenses decreased 26.5%, or $0.8 million, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Excluding the impact of the adoption of ASC 606, Sales and marketing expenses decreased 14.7%, or $0.4 million, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018.  The decrease quarter over quarter was primarily due to a decrease in commission expense on lower sales, reduced employee costs as a result of our cost reduction plan, and lower travel and entertainment and marketing expenses.

Research and Development. Research and development expenses decreased by 51.6%, or $0.3 million, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 primarily due to a decrease in testing costs based on timing of new product rollouts and lower employee costs as a result of our cost reduction plan.

Other Income. Other income in the third quarter of fiscal 2019 primarily represented product royalties received from licensing agreements for our patents.

Interest Expense. Interest expense in the third quarter of fiscal 2019 increased by 4.1%, or $3,000, from the third quarter of fiscal 2018. The increase in interest expense was due to increased third party financing costs.

Amortization of debt issue costs. Amortization of debt issue costs in the third quarter of fiscal 2019 increased by 10.7%, or $3,000, from the third quarter of fiscal 2018. The increase in amortization of debt issue costs was due to the execution of the new revolving credit agreement.

Interest Income. Interest income in the third quarter of fiscal 2019 remained relatively flat compared to the third quarter of fiscal 2018. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense was $0 in the third quarter of fiscal 2019. Our income tax expense is due primarily to minimum state tax liabilities.

Orion Engineered Systems Division

The OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Three Months Ended December 31,
	2018	2017	% Change
Revenues	$6,802	$7,316	(7.0)%
Operating income	$33	$185	(82.2)%
Operating margin	0.5%	2.5%

OES revenue decreased in the third quarter of fiscal 2019 by 7.0%, or $0.5 million, compared to the third quarter of fiscal 2018 primarily as a result of the timing of delivery of our turnkey projects.

OES segment operating income in the third quarter of fiscal 2019 was $33,000, a decrease of $0.1 million from the third quarter of fiscal 2018. The decrease in the segment’s operating income was the result of lower sales.

Orion Distribution Services Division

The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Three Months Ended December 31,
	2018	2017	% Change
Revenues	$6,102	$7,779	(21.6)%
Operating income (loss)	(236)	224	(205.4)%
Operating margin	(3.9)%	2.9%

ODS segment revenue decreased in the third quarter of fiscal 2019 by 21.6%, or $1.7 million, compared to the third quarter of fiscal 2018, primarily due to a decrease in sales volume through our distribution channel.

ODS segment operating loss in the third quarter of fiscal 2019 was ($0.2 million), a decrease of $0.5 million from the operating income of $0.2 million in the third quarter of fiscal 2018. The segment’s operating loss was primarily due to the decrease in sales.

Orion U.S. Markets Division

The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended December 31,
	2018	2017	% Change
Revenues	$3,387	$2,168	56.2%
Operating income (loss)	$569	$(520)	209.4%
Operating margin	16.8%	(24.0)%

USM segment revenue increased from the third quarter of fiscal 2018 by 56.2%, or $1.2 million.  The increase in revenue during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily due to an increase in sales volume as a result of our reengagement in the sales channel.

USM segment operating income for the third quarter of fiscal 2019 was $0.6 million, an improvement of $1.1 million over the third quarter of fiscal 2018. The improvement from the operating loss in the third quarter of fiscal 2018 represented the increase in sales volume, as well as improved operating expense leverage on lower allocated corporate costs.

Results of Operations - Nine Months Ended December 31, 2018 versus Nine Months Ended December 31, 2017

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Nine Months Ended December 31,
	2018	2017		2018	2017
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$38,350	$41,883	(8.4)%	88.5%	92.6%
Service revenue	4,961	3,360	47.6%	11.5%	7.4%
Total revenue	43,311	45,243	(4.3)%	100.0%	100.0%
Cost of product revenue	29,599	30,587	(3.2)%	68.3%	67.6%
Cost of service revenue	3,544	3,209	10.4%	8.2%	7.1%
Total cost of revenue	33,143	33,796	(1.9)%	76.5%	74.7%
Gross profit	10,168	11,447	(11.2)%	23.5%	25.3%
General and administrative expenses	7,681	11,370	(32.4)%	17.7%	25.1%
Impairment of intangible assets	—	710	(100.0)%	—%	1.6%
Sales and marketing expenses	6,903	9,241	(25.3)%	15.9%	20.4%
Research and development expenses	1,057	1,519	(30.4)%	2.4%	3.4%
Loss from operations	(5,473)	(11,393)	52.0%	(12.6)%	(25.2)%
Other income	65	—	NM	0.2%	—%
Interest expense	(335)	(225)	(48.9)%	(0.8)%	(0.5)%
Amortization of debt issue costs	(31)	(83)	62.7%	(0.1)%	(0.2)%
Interest income	8	12	(33.3)%	0.0%	0.0%
Loss before income tax	(5,766)	(11,689)	50.7%	(13.3)%	(25.8)%
Income tax (benefit) expense	26	(23)	(213.0)%	0.1%	(0.1)%
Net loss	$(5,792)	$(11,666)	50.4%	(13.4)%	(25.8)%

*	NM - Not Meaningful

Revenue. Product revenue decreased 8.4%, or $3.5 million, for the first nine months of fiscal 2019 versus the first nine months of fiscal 2018. The decrease in Product revenue was primarily the result of the timing of delivery of our turnkey projects, partially offset by higher sales through our distribution and reseller channels.  Service revenue increased 47.6%, or $1.6 million, primarily due to the timing of project installations.  Total revenue decreased by 4.3%, or $1.9 million, primarily due to the items discussed above.  Excluding the impact of the adoption of ASC 606, Product revenue decreased 4.8%, or $2.0 million, Service revenue decreased 29.9%, or $1.0 million, and Total revenue decreased by 6.6%, or $3.0 million, compared to the first nine months of fiscal 2018.

Cost of Revenue and Gross Margin. Cost of product revenue decreased 3.2%, or $1.0 million, in the first nine months of fiscal 2019 versus the first nine months of fiscal 2018 primarily due to the decrease in sales.  Cost of service revenue increased 10.4%, or $0.3 million, in the first nine months of fiscal 2019 versus the first nine months of fiscal 2018, primarily due to the increase in service revenue on timing of delivery of our turnkey projects.  Gross margin decreased to 23.5% of revenue in the first nine months of fiscal 2019 from 25.3% in the first nine months of 2018, primarily reflecting the impact of fixed cost absorption on lower revenue. Excluding the impact of the adoption of ASC 606, gross margin in the first nine months of fiscal 2019 was 25.5%.

Operating Expenses

General and Administrative. General and administrative expenses decreased 32.4%, or $3.7 million, in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018, primarily due to $1.8 million in employee separation costs incurred in fiscal 2018 which did not recur in fiscal 2019, as well as reduced employee costs, legal expense, and consulting expense as a result of our cost reduction plan.

Sales and Marketing. Sales and marketing expenses decreased 25.3%, or $2.3 million, in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. Excluding the impact of the adoption of ASC 606, Sales and marketing expenses decreased 15.3%, or $1.4 million, in the first nine months of fiscal 2019 compared to the prior year period.  The decrease year over year was primarily due to reduced employee costs due to the impact of our cost reduction plan, and lower travel and entertainment and marketing expenses.

Research and Development. Research and development expenses decreased by 30.4%, or $0.5 million, in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 primarily due to lower employee costs as a result of our cost reduction plan, as well as a decrease in testing costs based on timing of new product rollouts.

Other income. Other income in the first nine months of fiscal 2019 primarily represented product royalties received from licensing agreements for our patents.

Interest Expense. Interest expense in the first nine months of fiscal 2019 increased by 48.9%, or $0.1 million, from the first nine months of fiscal 2018. The increase in interest expense was due to increased third-party financing costs related to the sale of receivables.

Amortization of debt issue costs. Amortization of debt issue costs in the first nine months of fiscal 2019 decreased by 62.7%, or $0.1 million, from the first nine months of fiscal 2018. The decrease in amortization of debt issue costs is due to the execution of the new revolving credit facility.

Interest Income. Interest income in the first nine months of fiscal 2019 remained relatively flat compared to the first nine months of fiscal 2018. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense of $26,000 in the first nine months of 2019 primarily reflected state tax liabilities. Our income tax expense is due primarily to minimum state tax liabilities.

Orion Engineered Systems Division

The OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Nine Months Ended December 31,
	2018	2017	% Change
Revenues	$15,168	$18,857	(19.6)%
Operating loss	$(1,944)	$(2,891)	32.8%
Operating margin	(12.8)%	(15.3)%

OES revenue decreased in the first nine months of fiscal 2019 by 19.6%, or $3.7 million, compared to the first nine months of fiscal 2018 primarily as a result of the timing of delivery of our turnkey projects.

OES segment operating loss in the first nine months of fiscal 2019 was ($1.9 million), an improvement of $0.9 million from the first nine months of fiscal 2018.  The improvement in the segment’s operating loss was the result of the benefit of lower corporate allocated costs due to the impact of cost reduction initiatives, as well as a non-recurring asset impairment charge of $0.5 million in the third quarter of fiscal 2018.

Orion Distribution Services Division

The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Nine Months Ended December 31,
	2018	2017	% Change
Revenues	$20,202	$19,998	1.0%
Operating loss	(1,082)	(564)	(91.8)%
Operating margin	(5.4)%	(2.8)%

ODS segment revenue increased in the nine months of fiscal 2019 by 1.0%, or $0.2 million, compared to the first nine months of fiscal 2018, primarily due to an increase in sales volume through our distribution channel.

ODS segment operating loss in the first nine months of fiscal 2019 was ($1.1 million), an increase in the operating loss of ($0.5 million) in the first nine months of fiscal 2018, primarily due to higher allocated corporate costs compared to the prior year and an increase in selling expenses on higher sales.

Orion U.S. Markets Division

The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	For the Nine Months Ended December 31,
	2018	2017	% Change
Revenues	$7,941	$6,388	24.3%
Operating income (loss)	$793	$(2,970)	126.7%
Operating margin	10.0%	(46.5)%

USM segment revenue increased from the first nine months of fiscal 2018 by 24.3%, or $1.6 million. The increase in revenue during the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 was primarily due to an increase in sales volume as a result of our reengagement in the sales channel.

USM segment operating income for the first nine months of fiscal 2019 was $0.8 million, an improvement of $3.8 million over the operating loss in the first nine months of fiscal 2018.  The improvement was primarily due to better operating leverage on lower allocated corporate costs, as well as a non-recurring asset impairment charge of $0.2 million in the first nine months of fiscal 2018.

Liquidity and Capital Resources

Overview

We had approximately $6.6 million in cash and cash equivalents as of December 31, 2018, compared to $9.4 million at March 31, 2018.  Our cash position decreased primarily as a result of our net loss, offset by continued progress on managing working capital and the net repayment of $0.6 million on our new and prior revolving credit facility.

During the second quarter, we listed our corporate office location in Manitowoc, Wisconsin for sale or lease to increase liquidity from divesting a non-core asset. Because of the uncertainty of a sale of our building in the next twelve months, the building continues to be classified as held and used as of December 31, 2018.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine Months Ended December 31,
	2018	2017
Operating activities	$(1,610)	$(3,081)
Investing activities	(196)	(521)
Financing activities	(1,022)	(3,142)
Decrease in cash and cash equivalents	$(2,828)	$(6,744)

Cash Flows Related to Operating Activities. Cash provided by or used in operating activities primarily consisted of a net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first nine months of fiscal 2019 was ($1.6 million) and consisted of a net loss adjusted for non-cash expense items of ($3.8 million) and net cash provided by changes in operating assets and liabilities of $2.2 million.  Cash used by changes in operating assets and liabilities consisted primarily of a decrease of $0.7 million in Revenue earned but not billed due to timing on revenue recognition compared to invoicing, and an increase in Inventory of $0.4 million on anticipated fourth quarter sales. Cash provided by changes in operating assets and liabilities consisted primarily of a decrease of $2.9 million in Accounts receivable due to lower sales and the timing of customer collections, and an increase of $0.6 million in Accounts payable based on timing of payments.

Cash used in operating activities for the first nine months of fiscal 2018 was ($3.1 million) and consisted of a net loss adjusted for non-cash expense items of ($7.8 million) and net cash provided by changes in operating assets and liabilities of $4.7 million. Cash used by changes in operating assets and liabilities consisted of a decrease of $0.8 million in accrued expenses and other primarily due to the timing of payment of commissions and lower accrued bonuses in the current fiscal year, a decrease of $0.3 million in deferred revenue due to the timing of project completion and a decrease of $0.2 million in deferred contract costs due to the timing of project completions. Cash provided by changes in operating assets and liabilities included a decrease of $0.5 million in accounts receivable due to the decline in sales and the timing of customer collections, a decrease in inventory of $4.1 million as a result of increased focus on inventory management in consideration of the lower sales volume, a decrease of $1.3 million in prepaid and other assets primarily due to the timing of project billings, and a negligible decrease in accounts payable.

Cash Flows Related to Investing Activities. Cash used in investing activities of ($0.2 million) in the first nine months of fiscal 2019 consisted of purchases of Property and equipment and additions to patents and licenses.

Cash used by investing activities was ($0.5 million) in the first nine months of fiscal 2018 which consisted of purchases of property and equipment and additions to patents and licenses.

Cash Flows Related to Financing Activities. Cash used in financing activities was ($1.0 million) for the first nine months of fiscal 2019. This use of cash consisted primarily of net repayments of ($0.6 million) of our new and prior revolving credit facility and deferred financing costs associated with our New Credit Agreement (defined below) of ($0.4 million).

Cash used in financing activities was ($3.1 million) for the first nine months of fiscal 2018 was due primarily to the net repayment of our prior revolving credit facility.

Working Capital

Our net working capital as of December 31, 2018 was $8.6 million, consisting of $25.5 million in current assets and $16.9 million in current liabilities. Our net working capital as of March 31, 2018 was $13.0 million, consisting of $29.4 million in current assets and $16.4 in current liabilities. Our current Accounts receivable, net balance decreased by $2.6 million from the fiscal 2018 year-end primarily due to lower sales and the timing of customer collections. Our Revenue earned but not billed balance increased $3.1 million from the fiscal 2018 year-end; the change in the account included reclassifications of $2.4 million as of April 1, 2018 which were recorded in conjunction with the adoption of ASC 606. Our Prepaid expenses and other current assets decreased $1.8 million primarily due to the reclassification of Revenue earned not billed of $1.9 million to its own balance sheet line item in conjunction with the adoption of ASC 606.  Our Inventories, net increased from the fiscal 2018 year-end by $1.2 million due to reclassifications of $0.7 million as of April 1, 2018 in conjunction with the adoption of ASC 606 and an increase in inventory of $0.5 million due primarily to anticipated fourth quarter sales. Our Deferred contract costs decreased $1.0 million from the fiscal 2018 year-end due to the adoption of ASC 606 and reclassification of these costs to either equity or inventory as part of the transition adjustment on April 1, 2018. Deferred costs is not used subsequent to the adoption of ASC 606.  Our Accounts payable decreased $0.3 million due to reclassifications of $0.9 million of April 1, 2018 in conjunction with the adoption of ASC 606, offset by the timing of purchases during the quarter.  Our Accrued expenses increased from our fiscal 2018 year-end by $1.1 million due to reclassifications of $1.3 million as of April 1, 2018 in conjunction with the adoption of ASC 606 offset by payments for commissions and other expenses.

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

The New Credit Agreement provides for a two-year revolving credit facility (the “New Credit Facility”) that matures on October 26, 2020. Borrowings under the New Credit Facility are initially limited to $20.15 million subject to a borrowing base requirement based on eligible receivables and inventory.  The New Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of December 31, 2018, our borrowing base was $4.4 million, and we had $3.3 million in borrowings outstanding which were included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2018, we had no outstanding letters of credit leaving additional borrowing availability of $1.1 million.

The New Credit Agreement is secured by a security interest in substantially all of our and our subsidiaries’ personal property.

Borrowings under the New Credit Agreement generally bear interest at floating rates based upon the prime rate (but not be less than 5.00% per year) plus an applicable margin determined by reference to our quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by the total current liabilities, including the obligations under the New Credit Agreement). As of December 31, 2018, the interest rate was 6.0%. Among other fees, we are required to pay an annual facility fee equal to 0.45% of the credit limit under the New Credit Agreement due on October 26, 2018 and on each anniversary thereof.  With certain exceptions, if the New Credit Agreement is terminated prior to the first anniversary of the closing date of the New Credit Agreement, we are required to pay a termination fee equal to 0.50% of the credit limit under the New Credit Agreement.

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

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.2 million and $0.5 million for the nine-month periods ended December 31, 2018 and 2017, respectively. We plan to incur approximately $0.3 million in capital expenditures in fiscal 2019.  We expect to finance these capital expenditures primarily through our existing cash, equipment-secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our New Credit Facility.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog totaled $5.1 million and $3.3 million as of December 31, 2018 and March 31, 2018, respectively.  We generally expect our backlog to be recognized as revenue within one year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.  A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2018. For the three months ended December 31, 2018, there were no material changes in our accounting policies.

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

As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018, we identified the following material weaknesses that existed as of March 31, 2018 and continued to exist at December 31, 2018.  A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the material weaknesses described above, in consultation with management, our Chief Executive Officer and Chief Financial Officer have concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2018 and December 31, 2018, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

For the year ended March 31, 2018 and the subsequent interim period, we enhanced our closing procedures to ensure that, in all material respects, our financial statements are presented in conformity with GAAP and free of material misstatement as of and for the periods ended March 31, 2018 and December 31, 2018.

Plans for Remediation of Material Weaknesses

Our board, audit and finance committee and management have identified additional resources to assist in the remediation effort with respect to our above mentioned material weakness and are developing and implementing new processes, procedures and internal controls to remediate the material weakness that existed in our internal control over financial reporting as it related to project cost accounting, the accounting close and forecasting processes, and our disclosure controls and procedures, as of March 31, 2018 and December 31, 2018.

We have developed a remediation plan (the “Remediation Plan”) to address the material weakness for the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•	Ensure a thorough understanding of the current state, process owners, and procedural or technological gaps causing the deficiency.
•	Design a remediation action for the forecasting process, to ensure supportable and accurate forecast data are gathered, analyzed and reviewed on a timely basis.
•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps.
•	Test and measure the design and effectiveness of the remediation actions: test and provide feedback on the design and operating effectiveness of the controls.
•	Complete the review and acceptance of completion of the remediation efforts by management and the audit and finance committee.

We have taken or are in the process of taking the following steps toward completion of our Remediation Plan:

•	Developed a forecast review process performed by the accounting department to confirm accuracy, completeness and reliability of forecast data.
•	Improved the process to evaluate potential triggering events and impairment, including a more formal review of our forecasts and enhanced documentation of our analysis and conclusions.

•	Designed procedures and controls for project cost accounting, including enhanced communication and tracking of project costs.
•	Implemented controls related to inventory valuation, accounting close, tax, revenue and project cost accounting, although additional testing is required to confirm operating effectiveness.
•	Strengthened management review controls and the timeliness of execution as they pertain to the accounting close.
•	Updated policies and procedures for process and control changes and provided additional training to key personnel.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the implementation of our Remediation Plans, as described above.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on Orion’s future results of operations.

See Note 13, "Commitments and Contingencies - Litigation", to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
(a)	Exhibits

4.1

Amendment No. 1 dated as of January 3, 2019 to Rights Agreement between Orion Energy Systems, Inc. and Equiniti Trust Company (as successor to Wells Fargo Bank, N.A.) [Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-3887)]

10.1

Business Financing Agreement dated as of October 26, 2018 among Orion Energy Systems, Inc., Western Alliance Bank, as lender, and the subsidiary borrowers party thereto.  [Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018 (File No. 001-3887)]

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2019.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)