Form 10-Q
period 2019-06-30
ORION ENERGY SYSTEMS, INC.
filed 2019-08-05
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

There were 30,121,487 shares of the Registrant’s common stock outstanding on July 31, 2019.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2019	March 31, 2019
Assets
Cash and cash equivalents	$10,230	$8,729
Accounts receivable, net	24,003	14,804
Revenue earned but not billed	3,508	3,746
Inventories, net	14,933	13,403
Prepaid expenses and other current assets	677	695
Total current assets	53,351	41,377
Property and equipment, net	11,945	12,010
Other intangible assets, net	2,375	2,469
Other long-term assets	262	165
Total assets	$67,933	$56,021
Liabilities and Shareholders’ Equity
Accounts payable	$26,862	$19,706
Accrued expenses and other	8,332	7,410
Deferred revenue, current	121	123
Current maturities of long-term debt	97	96
Total current liabilities	35,412	27,335
Revolving credit facility	8,972	9,202
Long-term debt, less current maturities	59	81
Deferred revenue, long-term	772	791
Other long-term liabilities	655	642
Total liabilities	45,870	38,051
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2019 and March 31, 2019; no shares issued and outstanding at June 30, 2019 and March 31, 2019	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2019 and March 31, 2019; shares issued: 39,583,313 at June 30, 2019 and 39,037,969 at March 31, 2019; shares outstanding: 30,121,487 at June 30, 2019 and 29,600,158 at March 31, 2019	—	—
Additional paid-in capital	156,015	155,828
Treasury stock, common shares: 9,461,826 at June 30, 2019 and 9,437,811 at March 31, 2019	(36,153)	(36,091)
Retained deficit	(97,799)	(101,767)
Total shareholders’ equity	22,063	17,970
Total liabilities and shareholders’ equity	$67,933	$56,021

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2019	2018
Product revenue	$32,339	$12,808
Service revenue	10,039	1,014
Total revenue	42,378	13,822
Cost of product revenue	23,825	9,724
Cost of service revenue	8,270	642
Total cost of revenue	32,095	10,366
Gross profit	10,283	3,456
Operating expenses:
General and administrative	3,007	3,076
Sales and marketing	2,706	2,578
Research and development	411	405
Total operating expenses	6,124	6,059
Income (loss) from operations	4,159	(2,603)
Other income (expense):
Other income	12	19
Interest expense	(136)	(89)
Amortization of debt issue costs	(61)	—
Interest income	2	3
Total other expense	(183)	(67)
Income (loss) before income tax	3,976	(2,670)
Income tax expense	8	22
Net income (loss)	$3,968	$(2,692)
Basic net income (loss) per share attributable to common shareholders	$0.13	$(0.09)
Weighted-average common shares outstanding	29,723,472	29,070,193
Diluted net income (loss) per share	$0.13	$(0.09)
Weighted-average common shares and share equivalents outstanding	30,550,892	29,070,193

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2019	29,600,158	$155,828	$(36,091)	$(101,767)	$17,970
Exercise of stock options for cash	10,000	16			16
Shares issued under Employee Stock Purchase Plan	613		2		2
Stock-based compensation	535,344	171			171
Employee tax withholdings on stock-based compensation	(24,628)		(64)		(64)
Net income				3,968	3,968
Balance, June 30, 2019	30,121,487	$156,015	$(36,153)	$(97,799)	$22,063

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2018	28,953,183	$155,003	$(36,085)	$(95,494)	$23,424
Shares issued under Employee Stock Purchase Plan	415		1		1
Stock-based compensation	453,754	228			228
Employee tax withholdings on stock-based compensation	(3,867)		(3)		(3)
Cumulative effect of accounting change due to adoption of ASC 606				401	401
Net loss				(2,692)	(2,692)
Balance, June 30, 2018	29,403,485	$155,231	$(36,087)	$(97,785)	$21,359

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2019	2018
Operating activities
Net income (loss)	$3,968	$(2,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	315	347
Amortization of intangible assets	94	121
Stock-based compensation	171	228
Amortization of debt issue costs	61	—
Provision for inventory reserves	80	17
Provision for bad debts	—	82
Other	21	3
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	(9,199)	1,756
Revenue earned but not billed	238	1,300
Inventories	(1,610)	(102)
Prepaid expenses and other assets	(5)	150
Accounts payable	7,106	(575)
Accrued expenses and other	777	(553)
Deferred revenue, current and long-term	(21)	(21)
Net cash provided by operating activities	1,996	61
Investing activities
Purchases of property and equipment	(200)	(23)
Net cash used in investing activities	(200)	(23)
Financing activities
Payment of long-term debt	(21)	(19)
Proceeds from revolving credit facility	31,100	17,188
Payments of revolving credit facility	(31,329)	(18,794)
Payments to settle employee tax withholdings on stock-based compensation	(63)	(3)
Net proceeds from employee equity exercises	18	1
Net cash used in financing activities	(295)	(1,627)
Net increase (decrease) in cash and cash equivalents	1,501	(1,589)
Cash and cash equivalents at beginning of period	8,729	9,424
Cash and cash equivalents at end of period	$10,230	$7,835

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2020 or other interim periods.

The Condensed Consolidated Balance Sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 5, 2019.

In the warranty rollforward in Note 10 – Accrued Expenses and Other, certain prior period balances have been reclassified to conform to current period presentation.  The reclassifications were immaterial to the financial statements.

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

Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers.  For the three months ended June 30, 2019, one supplier accounted for 13.7% of total cost of revenue. For the three months ended June 30, 2018, one supplier accounted for 11.4% of total cost of revenue.

For the three months ended June 30, 2019, one customer accounted for 77.0% of total revenue.  For the three months ended June 30, 2018, no customer accounted for more than 10.0% of total revenue.

As of June 30, 2019, one customer accounted for 74.3% of Accounts receivable. As of March 31, 2019, one customer accounted for 56.2% of Accounts receivable.

Recent Accounting Pronouncements

Recently Adopted Standards

On April 1, 2019, Orion adopted Accounting Standards Update 2016-02, and subsequent amendments, which is included in the Accounting Standards Codification (“ASC”) as Topic 842, Leases (“ASC 842”), retrospectively through a cumulative-effect adjustment.  Orion elected the package of practical expedients provided for in ASU 842, which among other things, allows companies to carry forward their historical lease classification.  Previously, Orion followed the guidance set forth in ASC 840, Leases.

For Orion, the most significant difference between ASC 840 and ASC 842 is the requirement that lessees recognize right-of-use assets and liabilities on the balance sheet for the rights and obligations created by long-term operating leases.  Previously, the financial impact associated with operating leases was recorded only in Orion’s statement of operations.   Determining whether a contract includes a lease, and assessing whether the lease should be accounted for as a finance lease or an operating lease, is a matter of judgment based on whether the risks and rewards, as well as substantive control of the associated assets specified in the contract, have been transferred from the lessor to the lessee.

Adoption of ASC 842 resulted in the recording of additional lease assets and lease liabilities of approximately $0.2 million as of April 1, 2019.    There was no impact to retained earnings.   The adoption of ASC 842 did not materially impact Orion’s consolidated results of operations and had no impact on Orion’s cash flows.  Orion has updated its processes and controls necessary for implementing ASC 842, including the increased footnote disclosure requirements.

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

Most products are manufactured in accordance with Orion’s standard specifications.  However, some products are manufactured to a customer’s specific requirements with no alternative use to Orion.  In such cases, and when Orion has an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs.  There was no over-time revenue related to custom products recognized in the three months ended June 30, 2019 or June 30, 2018.

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

See Note 10, Accrued Expenses and Other for a discussion of Orion’s accounting for the warranty it provides to customers for its products and services.

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

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance.  For the three months ended June 30, 2019, Product revenue included $0.4 million derived from sales-type leases for light fixtures, $64 thousand derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $19 thousand derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606.  All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.

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

See Note 17, Segments, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the three months ended June 30, 2019 (dollars in thousands):

	Three Months Ended June 30, 2019
	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$658	$246	$904
Commercial and industrial	31,184	9,793	40,977
Total lighting	31,842	10,039	41,881
Solar energy related revenues	19	—	19
Total revenues from contracts with customers	31,861	10,039	41,900
Revenue accounted for under other guidance	478	—	478
Total revenue	$32,339	$10,039	$42,378

	Three Months Ended June 30, 2018
	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$97	$—	$97
Commercial and industrial	11,901	1,014	12,915
Total lighting	11,998	1,014	13,012
Solar energy related revenues	20	—	20
Total revenues from contracts with customers	12,018	1,014	13,032
Revenue accounted for under other guidance	790	—	790
Total revenue	$12,808	$1,014	$13,822

Cash Flow Considerations

Customer payments for material-only orders are due shortly after shipment.

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

Orion provides long-term financing to one customer who frequently engages Orion in large turnkey projects that span between three and nine months.  The customer executes an agreement providing for monthly payments of the contract price, plus interest, over a five-year period.  The total transaction price in these contracts is allocated between product and services in the same manner as all other turnkey projects.  The portion of the transaction associated with the installation is accounted for consistently with all other installation related performance obligations.  The portion of the transaction associated with the sale of the multiple individual light fixtures is accounted for as sales-type leases in accordance with the guidance for leases.  Revenues associated with the sales-type leases are included in Product revenue and recorded for each fixture separately based on the customer’s monthly acknowledgment that specified fixtures have been installed and are operating as specified.

The payments associated with these transactions that are due during the twelve months subsequent to June 30, 2019 are included in Accounts receivable, net in Orion’s Condensed Consolidated Balance Sheets.  The remaining amounts due that are associated with these transactions are included in Other long-term assets in Orion’s Condensed Consolidated Balance Sheets.

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

The total amount received from the sales of these receivables during the three months ended June 30, 2019, and June 30, 2018, was $2.8 million and $2.0 million, respectively.  Orion’s losses on these sales were $47 thousand and $54 thousand for the three months ended June 30, 2019, and June 30, 2018, respectively and are included in Interest expense in the Condensed Consolidated Statements of Operations.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts.  Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net.  Revenue earned but not billed as of June 30, 2019 and March 31, 2019 includes $53 thousand and $0.7 million, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by the new standards.

Deferred revenue, current as of June 30, 2019, and March 31, 2019 includes $46 thousand and $48 thousand, respectively, of contract liabilities which represented consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs.  As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by the new standards.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of June 30, 2019 and March 31, 2019 (dollars in thousands):

	June 30, 2019	March 31, 2019
Accounts receivable, net	$24,003	$14,804
Contract assets	$3,455	$3,005
Contract liabilities	$46	$48

There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing.  There were no significant changes to contract liabilities.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

As of June 30, 2019, and March 31, 2019, Orion's Accounts receivable and Allowance for doubtful accounts balances were as follows (dollars in thousands):

	June 30, 2019	March 31, 2019
Accounts receivable, gross	$24,119	$15,011
Allowance for doubtful accounts	(116)	(207)
Accounts receivable, net	$24,003	$14,804

NOTE 5 — INVENTORIES, NET

As of June 30, 2019, and March 31, 2019, Orion's Inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of June 30, 2019
Raw materials and components	$10,501	$(1,438)	$9,063
Work in process	1,046	(269)	777
Finished goods	6,241	(1,148)	5,093
Total	$17,788	$(2,855)	$14,933

As of March 31, 2019
Raw materials and components	$9,161	$(1,393)	$7,768
Work in process	1,010	(269)	741
Finished goods	6,056	(1,162)	4,894
Total	$16,227	$(2,824)	$13,403

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred financing costs, prepaid insurance premiums, sales tax receivable, prepaid license fees, purchase deposits, and advance payments to contractors.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of June 30, 2019, and March 31, 2019, Property and equipment, net, included the following (dollars in thousands):

	June 30, 2019	March 31, 2019
Land and land improvements	$433	$433
Buildings and building improvements	9,271	9,245
Furniture, fixtures and office equipment	7,259	7,238
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	12,321	12,211
Construction in Progress	127	43
Gross property and equipment	34,732	34,491
Less: accumulated depreciation	(22,787)	(22,481)
Total property and equipment, net	$11,945	$12,010

Orion recorded depreciation expense of $0.3 million for the three months ended June 30, 2019 and 2018.

NOTE 8 — LEASES

From time to time, Orion leases assets from third parties.  Orion also leases certain assets to third parties.  Effective April 1, 2019, leases are accounted for, and reported upon, following the requirements of ASC 842, Leases.   Previously, leases were accounted for, and reported upon, following the requirements of ASC 840, Leases.

For Orion, the most significant difference between ASC 840 and ASC 842 is the requirement that it recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet whenever it leases assets from a third party.  Previously, under ASC 840, only assets leased from third parties that meet certain requirements, referred to as finance leases, were recorded on Orion’s balance sheet.   Previously, the financial impact of all other leases, referred to as operating leases, was limited to Orion’s results of operations.

Whether it is the lessee or the lessor, Orion’s determination of whether a contract includes a lease, and assessing how the lease should be accounted for, is a matter of judgment based on whether the risks and rewards, as well as substantive control of the assets specified in the contract, have been transferred from the lessor to the lessee.  The judgement considers matters such as whether the assets are transferred from the lessor to the lessee at the end of the contract, the term of the agreement in relation to the asset’s remaining economic useful life, and whether the assets are of such a specialized nature that the lessor will not have an alternative use for such assets at the termination of the agreement.  Other matters requiring judgement are the lease term when the agreement includes renewal or termination options and the interest rate used when initially determining the ROU asset and lease liability.

ROU assets represent Orion’s right to use an underlying asset for the lease term and lease liabilities represent Orion’s obligation to make lease payments arising from the lease.   Under ASC 842, both finance and operating lease ROU assets and lease liabilities for leases with initial terms in excess of 12 months are recognized at the commencement date based on the present value of lease payments over the lease term.   When available, Orion uses the implicit interest rate in the lease when completing this calculation.   However, as most of Orion’s operating lease agreements generating ROU assets do not provide the implicit rate, Orion’s incremental borrowing rate under its line of credit, adjusted for differences in duration and the relative collateral value in relation to the payment obligation, at the commencement of the lease is generally used in this calculation.    The lease term includes options to extend or renew the agreement, or for early termination of the agreement, when it is reasonably certain that Orion will exercise such option.   ROU assets are depreciated using the straight-line method over the lease term.

Orion recognizes lease expense for leases with an initial term of 12 months or less, referred to as short term leases, on a straight-line basis over the lease term.

One of Orion’s frequent customers purchases products and installation services under agreements that provide for monthly payments, at a fixed monthly amount, of the contract price, plus interest, typically over a five-year period.   While Orion retains ownership of the light fixtures during the financing period, the transaction terms and the underlying economics associated with used lighting fixtures results in Orion essentially ceding ownership of the lighting fixtures to the customer after completion of the agreement.  The portions of the transaction associated with the sale of the light fixtures is accounted for as a sales-type lease.  The total transaction price in these contracts is allocated between the lease and non-lease components in the same manner as the total transaction price of other turnkey projects containing lighting fixtures and installation services.

Orion leases portions of its corporate headquarters to third parties; all such agreements have been, and continue to be, classified as operating leases under the applicable authoritative accounting guidance.  The assets being leased continue to be included in Property and equipment, net.   Lease payments earned are recorded as a reduction in administrative expenses.

Assets Orion Leases from Other Parties

On March 31, 2016, Orion entered into a purchase and sale agreement with a third party to sell and leaseback Orion's primary manufacturing and distribution facility in Manitowoc, WI for gross cash proceeds of $2.6 million. The transaction closed on June 30, 2016.  Pursuant to the Lease Agreement, Orion is leasing approximately 196,000 square feet with rent at $2.00 per square foot per annum. Orion's monthly payment under this lease is approximately $38 thousand.  Orion is responsible for the costs of insurance and utilities for its portion of the facility.  These costs are considered variable lease costs in the quantitative disclosures below.  On March 22, 2018, both parties agreed to extend the lease until December 31, 2020 with no change in payment terms.

The lease agreement provides the lessor the right to terminate the lease agreement at any time with twelve months’ notice to Orion.   As a result, the agreement is classified as a short-term lease.

In February 2014, Orion entered into a multi-year lease agreement for use of approximately 10,500 square feet of office space in a multi-use office building in Jacksonville Florida.  The lease has since been extended and presently terminates at June 30, 2020.   The agreement was classified as an operating lease and represents the single largest operating asset established upon the adoption of ASC 842.

Orion has leased other assets from third parties, principally office and production equipment.  The terms of our other leases vary from contract to contract and expire at various dates through 2020.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	June 30, 2019
Assets
Operating lease assets	Other long-term assets	$138
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	120
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	9
Total lease liabilities		$129

Orion had operating lease costs of $0.2 million during the first quarter of fiscal 2020 and fiscal 2019.

Assets Orion Leases to Other Parties

Orion provides long-term financing to one customer who frequently engages Orion in large turnkey projects that span between three and nine months. The customer executes an agreement providing for monthly payments, at a fixed monthly amount, of the contract price, plus interest, over typically a five-year period. The total transaction price in these contracts is allocated between product and services in the same manner as all other turnkey projects.   The portion of the transaction associated with the installation is accounted for consistently with all other installation related performance obligations under ASC 606.

While Orion retains ownership of the light fixtures during the financing period, the transaction terms and the underlying economics associated with used lighting fixtures results in Orion essentially ceding ownership of the lighting fixtures to the customer after completion of the agreement.  Therefore, the portions of the transaction associated with the sale of the multiple individual light fixtures is accounted for as a sales-type lease under ASC 842.

Revenues, and production and acquisition costs, associated with sales-type leases are included in Product revenue and Costs of product revenues in the Condensed Consolidated Statement of Operations. These amounts are recorded for each fixture separately based on the customer’s monthly acknowledgment that specified fixtures have been installed and are operating as specified.   The execution of the acknowledgement is considered the commencement date as defined in ASC 842.

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three months ended June 30, 2019 (dollars in thousands):

Three Months Ended
June 30, 2019
Product revenue	$395
Cost of product revenue	$360

The Condensed Consolidated Balance Sheets as of April 1, 2019 or June 30, 2019 do not include a net investment in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were transferred to the financing institution prior to the respective balance sheet dates.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties.  The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms.   Annual lease payments are recorded as a reduction in administrative operating expenses and not material in the three months ended June 30, 2019.   Orion accounts for these transactions as operating leases.

NOTE 9 — OTHER INTANGIBLE ASSETS, NET

As of June 30, 2019, and March 31, 2019, the components of, and changes in, the carrying amount of Other intangible assets, net, were as follows (dollars in thousands):

	June 30, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,667	$(1,572)	$1,095	$2,667	$(1,529)	$1,138
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,007	—	1,007	1,007	—	1,007
Customer relationships	3,600	(3,482)	118	3,600	(3,459)	141
Developed technology	900	(745)	155	900	(717)	183
Total	$8,232	$(5,857)	$2,375	$8,232	$(5,763)	$2,469

Amortization expense on intangible assets was $0.1 million for the three months ended June 30, 2019 and 2018.

As of June 30, 2019, the weighted average remaining useful life of intangible assets was 4.86 years.

The estimated amortization expense for the remainder of fiscal 2020, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2020 (period remaining)	$269
Fiscal 2021	288
Fiscal 2022	191
Fiscal 2023	100
Fiscal 2024	96
Fiscal 2025	86
Thereafter	338
Total	$1,368

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of June 30, 2019, and March 31, 2019, Accrued expenses and other included the following (dollars in thousands):

	June 30, 2019	March 31, 2019
Compensation and benefits	$1,638	$1,212
Sales tax	1,101	713
Accrued project costs	3,209	3,293
Legal and professional fees	276	356
Warranty	309	282
Sales returns reserve	257	141
Credits due to customers	962	987
Other accruals	580	426
Total	$8,332	$7,410

Orion generally offers a limited warranty of one to ten years on its lighting products, including the pass through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, LED modules, chips and drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018
Beginning of period	$657	$673
Reclassification on adoption of ASC 606	—	73
Accruals	110	(49)
Warranty claims (net of vendor reimbursements)	(77)	21
End of period	$690	$718

NOTE 11 — NET INCOME (LOSS) PER COMMON SHARE

For the three months ended June 30, 2018, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Basic and Diluted net income (loss) per common share was calculated based upon the following:

	Three Months Ended June 30,
	2019	2018
Numerator:
Net income (loss) (in thousands)	$3,968	$(2,692)
Denominator:
Weighted-average common shares outstanding	29,723,472	29,070,193
Weighted-average common shares and common share equivalents outstanding	30,550,892	29,070,193
Net income (loss) per common share:
Basic	$0.13	$(0.09)
Diluted	$0.13	$(0.09)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive.  The number of shares are as of the end of each period:

	June 30, 2019	June 30, 2018
Common stock options	—	624,667
Restricted shares	—	1,523,333
Total	—	2,148,000

NOTE 12 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	June 30, 2019	March 31, 2019
Revolving credit facility	$8,972	$9,202
Equipment debt obligations	156	177
Total long-term debt	9,128	9,379
Less current maturities	(97)	(96)
Long-term debt, less current maturities	$9,031	$9,283

Revolving Credit Agreement

On October 26, 2018, Orion and its subsidiaries entered into a new secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “New Credit Agreement”). The New Credit Agreement replaced Orion’s existing Credit Agreement. On June 3, 2019, Orion and certain of its subsidiaries entered into an amendment (the “First Amendment”) to the New Credit Agreement.  The First Amendment amended the New Credit Agreement to increase the maximum borrowing base credit available for certain of the customer receivables included in the borrowing base and provide for a borrowing base credit of up to $3.0 million based on inventory, in each case, subject to certain conditions.

The New Credit Agreement provides for a two-year revolving credit facility (the “New Credit Facility”) that matures on October 26, 2020. Borrowings under the New Credit Facility are currently limited to $20.15 million, subject to a borrowing base requirement based on eligible receivables and inventory.  The New Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2019, Orion’s borrowing base was $20.0 million, and Orion had $9.0 million in borrowings outstanding which were included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. Orion had no outstanding letters of credit leaving additional borrowing availability of $11.0 million.

The New Credit Agreement is secured by a security interest in substantially all of Orion's and its subsidiaries’ personal property.

Borrowings under the New Credit Agreement generally bear interest at floating rates based upon the prime rate (but not be less than 5.00% per year) plus an applicable margin determined by reference to Orion’s quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by total current liabilities, including the obligations under the New Credit Agreement). As of June 30, 2019, the interest rate was 6.0%. Among other fees, Orion is required to pay an annual facility fee equal to 0.45% of the credit limit under the New Credit Agreement, which was paid at commencement (October 26, 2018) and is due on each anniversary thereof.  With certain exceptions, if the New Credit Agreement is terminated prior to the first anniversary of the closing date of the New Credit Agreement, Orion is required to pay a termination fee equal to 0.50% of the credit limit under the New Credit Agreement.

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

Equipment Debt Obligations

In June 2015, Orion entered into an agreement with a financing company in the principal amount of $0.4 million to fund the purchase of certain equipment. The debt is secured by the related equipment. The debt bears interest at a rate of 5.94%, and matures in June 2020.

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77%, respectively, and both debts mature in January 2024.

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

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate based upon the facts and circumstances known to book income/loss before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three-month period ended June 30, 2019 and 2018, Orion recorded income tax expense of $8 thousand and $22 thousand, respectively, using this methodology.

As of June 30, 2019, and March 31, 2019, Orion had a full valuation allowance recorded against its deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the valuation allowance would increase income in the period such determination is made.

Uncertain Tax Positions

As of June 30, 2019, Orion’s balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would reduce Orion’s effective tax rate if recognized.

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

State Tax Assessment

During fiscal 2018, Orion was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017.   Although the final resolution of Orion's sales and use tax audit is uncertain, based on current information, in the opinion of Orion's management, the ultimate disposition of these matters will not have a material adverse effect on Orion's Condensed Consolidated Balance Sheets, statements of operations, or liquidity.

During fiscal 2019, Orion was notified of a pending sales and use tax audit by the California Department of Tax and Fee Administration for the period covering April 1, 2015 through March 31, 2018. Although the final resolution of Orion's sales and use tax audit is uncertain, based on current information, in the opinion of Orion's management, the ultimate disposition of these matters will not have a material adverse effect on the Orion's Condensed Consolidated Balance Sheets, statements of operations, or liquidity.

NOTE 15 — SHAREHOLDERS’ EQUITY

Shareholder Rights Plan

On January 3, 2019, Orion entered into Amendment No. 1 to the Rights Agreement, which amends the Rights Agreement dated as of January 7, 2009.  Under the amendment, each common share purchase right (a “Right”), if exercisable, will initially represent the right to purchase from Orion, one share of Orion’s common stock, no par value per share, for a purchase price of $7.00 per share.

The Rights will not be exercisable (and will be transferable only with Orion’s common stock) until a “Distribution Date” occurs (or the Rights are earlier redeemed or expire). A Distribution Date generally will occur on the earlier of a public announcement that a person or group of affiliated or associated persons (“Acquiring Person”) has acquired beneficial ownership of 20% or more of Orion’s outstanding common stock (“Shares Acquisition Date”) or 10 business days after the commencement of, or the announcement of an intention to make, a tender offer or exchange offer that would result in any such person or group of persons acquiring such beneficial ownership.

If a person becomes an Acquiring Person, holders of Rights (except as otherwise provided in the Rights Agreement) will have the right to receive that number of shares of Orion’s common stock having a market value of two times the then-current purchase price, and all Rights beneficially owned by an Acquiring Person, or by certain related parties or transferees, will be null and void. If, after a Shares Acquisition Date, Orion is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right (except as otherwise provided in the shareholder rights plan) will thereafter have the right to receive that number of shares of the acquiring company’s common stock which at the time of such transaction will have a market value of two times the then-current purchase price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of Orion. At any time prior to a person becoming an Acquiring Person, the Board of Directors of Orion may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. Unless they are extended or earlier redeemed or exchanged, the Rights will expire on January 7, 2022.

Employee Stock Purchase Plan

In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or ESPP.  In the three months ended June 30, 2019, Orion issued 613 shares under the ESPP plan at a closing market price of $2.97.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	Three Months Ended June 30,
	2019	2018
Cost of product revenue	$1	$1
Cost of service revenue	(1)	1
General and administrative	163	205
Sales and marketing	8	21
Research and development	0	0
Total	$171	$228

During the first three months of fiscal 2020, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Balance at March 31, 2019	1,312,593	467,836
Awards granted	4,000	—
Awards vested or exercised	(535,344)	(10,000)
Awards forfeited	(10,150)	(12,583)
Awards outstanding at June 30, 2019	771,099	445,253
Per share price on grant date	2.69	—

As of June 30, 2019, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 1.6 years, was approximately $0.6 million.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Segments:
Orion Engineered Systems	$34,787	$3,231	$4,856	$(1,253)
Orion Distribution Services	3,704	9,226	(337)	85
Orion U.S. Markets	3,887	1,365	901	(131)
Corporate and Other	—	—	(1,261)	(1,304)
	$42,378	$13,822	$4,159	$(2,603)

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

Our fiscal year ends on March 31. We refer to our current fiscal year which will end on March 31, 2020 as "fiscal 2020".  We refer to our most recently completed fiscal year, which ended on March 31, 2019, as “fiscal 2019”, and our prior fiscal year which ended on March 31, 2018 as "fiscal 2018".  Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31, and our fiscal fourth quarter ends on March 31.

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

Recent Developments

During fiscal 2019, we signed a series of contracts to retrofit multiple locations for a major national account customer with our state-of-the-art LED lighting systems and wireless IoT enabled control solutions at locations nationwide.  We currently expect total revenue from the customer to be approximately $110 million, dependent on purchase orders, a significant amount of which we expect to be recognized during fiscal 2020.

Fiscal 2020 Outlook

We remain optimistic about our near-term and long-term financial performance. Our ability to achieve our desired revenue growth and profitability goals depends on our ability to effectively execute on the following key strategic initiatives:

Focus on executing and marketing our turnkey LED retrofit capabilities to large national account customers. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities starting with energy audits and site assessments that lead to custom engineering and manufacturing through to fully managed installations. These attributes coupled with our superior customer service, high quality designs and expedited delivery responsiveness resulted in our contract to retrofit multiple locations for a single national account. We believe that this contract will help lead our growth momentum for fiscal 2020 and beyond.

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

Leveraging of our Smart Lighting Systems to Support Internet of Things Applications. We believe we are ideally positioned to help customers to efficiently deploy new IoT controls and applications by leveraging the “Smart Ceiling” capabilities of our solid state lighting system. IoT capabilities can include the management and tracking of facilities, personnel, resources and customer behavior, driving both sales and lowering costs. As a result, these added capabilities provide customers an even greater return on investment from their lighting system and make us an even more attractive partner.

Managing Impacts of Tariffs and Trade Policies. There continues to be a great amount of debate regarding a wide range of policy options with respect to monetary, regulatory, and trade, amongst others, that the U.S. federal government has and may pursue, including the imposition of tariffs on certain imports. Certain sourced finished products and certain of the components used in our products are impacted by the imposed tariffs on China imports.  Our efforts to mitigate the impact of added costs include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. We believe that these mitigation activities will assist to offset added costs, and we currently believe that such tariffs will have a limited adverse financial effect on our results of operations. Any future policy changes that may be implemented could have a positive or negative consequence on our financial performance depending on how the changes would influence many factors, including business and consumer sentiment.

Results of Operations - Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended June 30,
	2019	2018		2019	2018
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$32,339	$12,808	152.5%	76.3%	92.7%
Service revenue	10,039	1,014	890.0%	23.7%	7.3%
Total revenue	42,378	13,822	206.6%	100.0%	100.0%
Cost of product revenue	23,825	9,724	145.0%	56.2%	70.4%
Cost of service revenue	8,270	642	1188.2%	19.5%	4.6%
Total cost of revenue	32,095	10,366	209.6%	75.7%	75.0%
Gross profit	10,283	3,456	197.5%	24.3%	25.0%
General and administrative expenses	3,007	3,076	(2.2)%	7.1%	22.3%
Sales and marketing expenses	2,706	2,578	5.0%	6.4%	18.7%
Research and development expenses	411	405	1.5%	1.0%	2.9%
Income (loss) from operations	4,159	(2,603)	NM	9.8%	(18.8)%
Other income	12	19	(36.8)%	0.0%	0.1%
Interest expense	(136)	(89)	52.8%	(0.3)%	(0.6)%
Amortization of debt issue costs	(61)	—	NM	(0.1)%	—
Interest income	2	3	(33.3)%	0.0%	0.0%
Income (loss) before income tax	3,976	(2,670)	NM	9.4%	(19.3)%
Income tax expense	8	22	(63.6)%	0.0%	0.2%
Net income (loss)	$3,968	$(2,692)	NM	9.4%	(19.5)%

*	NM - Not Meaningful

Revenue. Product revenue increased 152.5%, or $19.5 million, for the first quarter of fiscal 2020 versus the first quarter of fiscal 2019. The increase in product revenue was the result of higher sales volume through our national account channel, and almost exclusively the result of a major retrofit project for multiple locations for one of our national account customers. Service revenue increased 890.0%, or $9.0 million, due to higher sales volume through our national account channel for the major retrofit project for one customer and the timing of those project installations. In the first quarter of fiscal 2020, sales to this one national account customer represented 77.0% of total sales. Total revenue increased by 206.6%, or $28.6 million, due to the items discussed above.

Cost of Revenue and Gross Margin. Cost of product revenue increased 145.0%, or $14.1 million, in the first quarter of fiscal 2020 versus the first quarter of fiscal 2019 due to the increase in sales.  Cost of service revenue increased $7.6 million, in the first quarter of fiscal 2020 versus the first quarter of fiscal 2019 due to the increase in sales. Gross margin decreased from 25.0% of revenue in fiscal 2019 to 24.3% in fiscal 2020, due to our product mix consisting of higher sales of lower margin products to one large national account customer.

Operating Expenses

General and Administrative. General and administrative expenses in the first quarter of fiscal 2020 were approximately flat compared to the first quarter of fiscal 2019, primarily due to higher bonus costs more than offset by reduced legal expense and consulting expense as a result of our cost reduction plan.

Sales and Marketing. Sales and marketing expenses increased 5.0%, or $0.1 million, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. The increase quarter over quarter was primarily due to an increase in commission expense on higher sales.

Research and Development. Research and development expenses in the first quarter of fiscal 2020 remained relatively flat compared to the first quarter of fiscal 2019.

Other Income. Other income in the first quarter of fiscal 2020 primarily represented product royalties received from licensing agreements for our patents.

Interest Expense. Interest expense in the first quarter of fiscal 2020 increased by 52.8%, or $47 thousand, from the first quarter of fiscal 2019. The increase in interest expense was primarily due to increased borrowings on our revolving credit facility.

Amortization of debt issue costs. Amortization of debt issue costs in the first quarter of fiscal 2020 increased by $0.1 million from the first quarter of fiscal 2019. The increase in amortization of debt issue costs was due to the execution of our new credit agreement.

Interest Income. Interest income in the first quarter of fiscal 2020 remained relatively flat compared to the first quarter of fiscal 2019. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense decreased 63.6%, or $14 thousand, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Our income tax expense is due primarily to minimum state tax liabilities.

Orion Engineered Systems Division

The OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018	% Change
Revenues	$34,787	$3,231	976.7%
Operating income (loss)	$4,856	$(1,253)	NM
Operating margin	14.0%	(38.8)%

*	NM - Not Meaningful

OES segment revenue in the first quarter of fiscal 2020 was $34.8 million, an increase of $31.6 million from the first quarter of fiscal 2019, as a result of the increase in volume of turnkey projects, specifically to one large national account customer.

OES segment operating income in the first quarter of fiscal 2020 was $4.9 million, an increase of $6.1 million from an operating loss of $1.3 million in the first quarter of fiscal 2019. The increase in the segment’s operating income was the result of higher sales.

Orion Distribution Services Division

The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018	% Change
Revenues	$3,704	$9,226	(59.9)%
Operating income (loss)	$(337)	$85	NM
Operating margin	(9.1)%	0.9%

*	NM - Not Meaningful

ODS segment revenue decreased in the first quarter of fiscal 2020 by 59.9%, or $5.5 million, compared to the first quarter of fiscal 2019, primarily due to a decrease in sales volume through our distribution channel.

ODS segment operating loss in the first quarter of fiscal 2020 was ($0.3 million), a decrease of $0.4 million from the operating income of $0.1 million in the first quarter of fiscal 2019. The segment’s operating loss was primarily due to the decrease in sales.

Orion U.S. Markets Division

The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and electrical contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018	% Change
Revenues	$3,887	$1,365	184.8%
Operating income (loss)	$901	$(131)	NM
Operating margin	23.2%	(9.6)%

*	NM - Not Meaningful

USM segment revenue increased from the first quarter of fiscal 2019 by 184.8%, or $2.5 million.  The increase in revenue during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was due to an increase in sales volume as a result of our reengagement in the sales channel.

USM segment operating income for the first quarter of fiscal 2020 was $0.9 million, an improvement of $1.0 million over the first quarter of fiscal 2019. The improvement from the operating loss in the first quarter of fiscal 2019 was due primarily to the increase in sales volume.

Liquidity and Capital Resources

Overview

We had approximately $10.2 million in cash and cash equivalents as of June 30, 2019, compared to $8.7 million at March 31, 2019.  Our cash position increased as a result of our net income, offset by working capital changes and the net repayment of $0.2 million on our revolving credit facility.

During the second quarter of fiscal 2019, we listed our corporate office location in Manitowoc, Wisconsin for sale or lease to increase liquidity from divesting a non-core asset. Because of the uncertainty of a sale of our building in the next twelve months, the building continues to be classified as held and used as of June 30, 2019. However, any sale of our building will likely result in a non-cash impairment charge, as the building is currently listed for below its net book value.

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

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Operating activities	$1,996	$61
Investing activities	(200)	(23)
Financing activities	(295)	(1,627)
Increase (decrease) in cash and cash equivalents	$1,501	$(1,589)

Cash Flows Related to Operating Activities. Cash provided by operating activities primarily consisted of a net income (loss) adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the first three months of fiscal 2020 was $2.0 million and consisted of a net income adjusted for non-cash expense items of $4.7 million and net cash used by changes in operating assets and liabilities of $2.7 million.  Cash used by changes in operating assets and liabilities consisted primarily of an increase of $9.2 million in Accounts receivable due to higher sales and the timing of collections, and an increase in Inventory of $1.6 million on anticipated second quarter sales. Cash provided by changes in operating assets and liabilities consisted primarily of an increase of $7.1 million in Accounts payable and $0.8 million in Accrued expenses other based on timing of payments.

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

Cash Flows Related to Investing Activities. Cash used in investing activities of ($0.2 million) in the first three months of fiscal 2020 consisted of purchases of property and equipment.

Cash used by investing activities was ($23 thousand) in the first three months of fiscal 2019 which consisted of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash used in financing activities was ($0.3 million) for the first three months of fiscal 2020. This use of cash consisted primarily of net repayments of ($0.2 million) of our new revolving credit facility.

Cash used in financing activities was ($1.6 million) for the first three months of fiscal 2019 was due primarily to the net repayment of our prior revolving credit facility.

Working Capital

Our net working capital as of June 30, 2019 was $17.9 million, consisting of $53.4 million in current assets and $35.4 million in current liabilities. Our net working capital as of March 31, 2019 was $14.0 million, consisting of $41.3 million in current assets and $27.3 in current liabilities. Our current Accounts receivable, net balance increased by $9.2 million from the fiscal 2019 year-end primarily due to higher sales to one national account customer and the timing of customer collections. Our Inventories, net increased from the fiscal 2019 year-end by $1.5 million due primarily to the project roll-out for one national account customer and anticipated second quarter sales. Our Accounts payable increased $7.2 million due to the timing of purchases and payments during the quarter.  Our Accrued expenses increased from our fiscal 2019 year-end by $0.9 million due primarily to higher accrued commissions, accrued bonus and accrued sales and use tax related to the roll-out for one national account customer.

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

The New Credit Agreement provides for a two-year revolving credit facility (the “New Credit Facility”) that matures on October 26, 2020. Borrowings under the New Credit Facility are initially limited to $20.15 million subject to a borrowing base requirement based on eligible receivables and inventory.  The New Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2019, our borrowing base was $20.0 million, and we had $9.0 million in borrowings outstanding which were included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2019, we had no outstanding letters of credit leaving additional borrowing availability of $11.0 million.

The New Credit Agreement is secured by a security interest in substantially all of our and our subsidiaries’ personal property.

Borrowings under the New Credit Agreement generally bear interest at floating rates based upon the prime rate (but not be less than 5.00% per year) plus an applicable margin determined by reference to our quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by the total current liabilities, including the obligations under the New Credit Agreement). As of June 30, 2019, the interest rate was 6.0%. Among other fees, we are required to pay an annual facility fee equal to 0.45% of the credit limit under the New Credit Agreement due on October 26, 2018 and on each anniversary thereof.  With certain exceptions, if the New Credit Agreement is terminated prior to the first anniversary of the closing date of the New Credit Agreement, we are required to pay a termination fee equal to 0.50% of the credit limit under the New Credit Agreement.

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

The New Credit Agreement also contains customary events of default and other covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on our stock, redeem, retire or purchase shares of our stock, make investments or pledge or transfer assets. If an event of default under the New Credit Agreement occurs and is continuing, then Western Alliance Bank may cease making advances under the New Credit Agreement and declare any outstanding obligations under the New Credit Agreement to be immediately due and payable. In addition, if we become the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the New Credit Agreement will automatically become immediately due and payable.

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.2 million and $23 thousand for the three-month periods ended June 30, 2019, and 2018, respectively. We plan to incur approximately $0.6 million in capital expenditures in fiscal 2020.  We expect to finance these capital expenditures primarily through our existing cash, equipment-secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our New Credit Facility.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Backlog totaled $6.4 million and $10.8 million as of June 30, 2019 and March 31, 2019, respectively.  We generally expect our backlog to be recognized as revenue within one year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.  A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2019. For the three months ended June 30, 2019, there were no material changes in our accounting policies.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2019. There have been no material changes to such exposures since March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 are effective.

Changes in Internal Control over Financial Reporting

Effective April 1, 2019, we adopted Topic 842, “Leasing” ("ASC 842"). Although the adoption of this standard did not have a material impact on our financial results, we have implemented changes to our controls related to leases. These changes include enhanced reviews to ensure completeness of the lease population, evaluation of lease classification, and additional ongoing monitoring activities. These enhanced controls are designed to provide reasonable assurance of the fair presentation of our financial statements and related disclosures.

There were no additional changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which we filed with the SEC on June 5, 2019 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.	OTHER INFORMATION

On August 2, 2019, we and certain of our subsidiaries entered into an amendment (the “Second Amendment”) to the New Credit Agreement.  The Second Amendment amended the New Credit Agreement to establish a rent reserve in an amount equal to three months’ rent payable at any leased location where we maintain inventory included in our borrowing base and to provide for a reduction of the borrowing base credit that we may receive for inventory if we default under the lease for any such location.  As of the date of the Second Amendment, this rent reserve equaled $0.1 million, and our borrowing base after giving effect to this rent reserve was $20 million.

The foregoing is a summary of the Second Amendment and is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by reference.

ITEM 6.	EXHIBITS
(a)	Exhibits

10.1

Amendment No. 1 to Business Financing Agreement, dated as of June 3, 2019 among Orion Energy Systems, Inc., Western Alliance Bank, as lender, and the subsidiary borrowers party thereto  [Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 5, 2019 (File No. 001-3887)]

10.2	Amendment No. 2 to Business Financing Agreement, dated as of August 2, 2019 among Orion Energy Systems, Inc., Western Alliance Bank, as lender, and the subsidiary borrowers party thereto.+

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.+

32.1

Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2

Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	XBRL Instance Document+

101.SCH	Taxonomy extension schema document+

101.CAL	Taxonomy extension calculation linkbase document+

101.DEF	Taxonomy extension definition linkbase document+

101.LAB	Taxonomy extension label linkbase document+

101.PRE	Taxonomy extension presentation linkbase document+

+	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2019.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)