Form 10-Q
period 2019-09-30
ORION ENERGY SYSTEMS, INC.
filed 2019-11-06
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

There were 30,231,077 shares of the Registrant’s common stock outstanding on October 31, 2019.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2019	March 31, 2019
Assets
Cash and cash equivalents	$11,098	$8,729
Accounts receivable, net	26,996	14,804
Revenue earned but not billed	4,200	3,746
Inventories, net	17,635	13,403
Prepaid expenses and other current assets	676	695
Total current assets	60,605	41,377
Property and equipment, net	11,906	12,010
Other intangible assets, net	2,351	2,469
Other long-term assets	185	165
Total assets	$75,047	$56,021
Liabilities and Shareholders’ Equity
Accounts payable	$32,402	$19,706
Accrued expenses and other	8,265	7,410
Deferred revenue, current	114	123
Current maturities of long-term debt	77	96
Total current liabilities	40,858	27,335
Revolving credit facility	3,755	9,202
Long-term debt, less current maturities	57	81
Deferred revenue, long-term	753	791
Other long-term liabilities	692	642
Total liabilities	46,115	38,051
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2019 and March 31, 2019; no shares issued and outstanding at September 30, 2019 and March 31, 2019	—	—
Common stock, no par value: Shares authorized: 200,000,000 at September 30, 2019 and March 31, 2019; shares issued: 39,693,442 at September 30, 2019 and 39,037,969 at March 31, 2019; shares outstanding: 30,231,077 at September 30, 2019 and 29,600,158 at March 31, 2019	—	—
Additional paid-in capital	156,174	155,828
Treasury stock, common shares: 9,462,365 at September 30, 2019 and 9,437,811 at March 31, 2019	(36,164)	(36,091)
Retained deficit	(91,078)	(101,767)
Total shareholders’ equity	28,932	17,970
Total liabilities and shareholders’ equity	$75,047	$56,021

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Product revenue	$35,572	$11,590	$67,911	$24,398
Service revenue	12,750	1,608	22,789	2,622
Total revenue	48,322	13,198	90,700	27,020
Cost of product revenue	25,878	9,367	49,703	19,091
Cost of service revenue	9,653	1,289	17,923	1,931
Total cost of revenue	35,531	10,656	67,626	21,022
Gross profit	12,791	2,542	23,074	5,998
Operating expenses:
General and administrative	2,605	2,336	5,612	5,412
Sales and marketing	2,918	2,135	5,624	4,713
Research and development	390	354	801	759
Total operating expenses	5,913	4,825	12,037	10,884
Income (loss) from operations	6,878	(2,283)	11,037	(4,886)
Other income (expense):
Other income	8	15	20	34
Interest expense	(87)	(169)	(223)	(258)
Amortization of debt issue costs	(60)	—	(121)	—
Interest income	1	3	3	6
Total other expense	(138)	(151)	(321)	(218)
Income (loss) before income tax	6,740	(2,434)	10,716	(5,104)
Income tax expense	19	4	27	26
Net income (loss)	$6,721	$(2,438)	$10,689	$(5,130)
Basic net income (loss) per share attributable to common shareholders	$0.22	$(0.08)	$0.36	$(0.18)
Weighted-average common shares outstanding	30,189,067	29,488,363	29,957,541	29,280,421
Diluted net income (loss) per share	$0.22	$(0.08)	$0.35	$(0.18)
Weighted-average common shares and share equivalents outstanding	30,830,381	29,488,363	30,757,863	29,280,421

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2019	29,600,158	$155,828	$(36,091)	$(101,767)	$17,970
Exercise of stock options for cash	10,000	16	—	—	16
Shares issued under Employee Stock Purchase Plan	613	—	2	—	2
Stock-based compensation	535,344	171	—	—	171
Employee tax withholdings on stock-based compensation	(24,628)	—	(64)	—	(64)
Net income	—	—	—	3,968	3,968
Balance, June 30, 2019	30,121,487	156,015	(36,153)	(97,799)	22,063
Shares issued under Employee Stock Purchase Plan	570		2	—	2
Stock-based compensation	111,848	159	—	—	159
Employee tax withholdings on stock-based compensation	(2,828)	—	(13)	—	(13)
Net income	—	—	—	6,721	6,721
Balance, September 30, 2019	30,231,077	156,174	(36,164)	(91,078)	28,932

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2018	28,953,183	$155,003	$(36,085)	$(95,494)	$23,424
Shares issued under Employee Stock Purchase Plan	415	—	1	—	1
Stock-based compensation	453,754	228	—	—	228
Employee tax withholdings on stock-based compensation	(3,867)	—	(3)	—	(3)
Cumulative effect of accounting change due to adoption of ASC 606	—	—	—	401	401
Net loss	—	—	—	(2,692)	(2,692)
Balance, June 30, 2018	29,403,485	155,231	(36,087)	(97,785)	21,359
Shares issued under Employee Stock Purchase Plan	938	—	1	—	1
Stock-based compensation	137,905	211	—	—	211
Employee tax withholdings on stock-based compensation	(4,854)	—	(4)	—	(4)
Net loss	—	—	—	(2,438)	(2,438)
Balance, September 30, 2018	29,537,474	155,442	(36,090)	(100,223)	19,129

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2019	2018
Operating activities
Net income (loss)	$10,689	$(5,130)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	610	679
Amortization of intangible assets	188	232
Stock-based compensation	330	439
Amortization of debt issue costs	121	—
Impairment of intangible assets	3	—
Provision for inventory reserves	119	(159)
Provision for bad debts	—	85
Other	23	8
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	(12,192)	3,157
Revenue earned but not billed	(454)	1,652
Inventories	(4,354)	345
Prepaid expenses and other assets	10	141
Accounts payable	12,654	(1,941)
Accrued expenses and other	749	(628)
Deferred revenue, current and long-term	(47)	(12)
Net cash provided by (used in) operating activities	8,449	(1,132)
Investing activities
Purchases of property and equipment	(461)	(66)
Additions to patents and licenses	(73)	(28)
Net cash used in investing activities	(534)	(94)
Financing activities
Payment of long-term debt	(44)	(39)
Proceeds from revolving credit facility	62,200	33,011
Payments of revolving credit facility	(67,646)	(35,501)
Payments to settle employee tax withholdings on stock-based compensation	(72)	(6)
Net proceeds from employee equity exercises	16	2
Net cash used in financing activities	(5,546)	(2,533)
Net increase (decrease) in cash and cash equivalents	2,369	(3,759)
Cash and cash equivalents at beginning of period	8,729	9,424
Cash and cash equivalents at end of period	$11,098	$5,665

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Organization

Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion designs, manufactures, markets and manages the installation of LED solid-state lighting systems to commercial and industrial businesses, and federal and local governments, predominantly in North America.

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

In the warranty rollforward in Note 10 – Accrued Expenses and Other, certain prior period balances have been reclassified to conform to current period presentation.  The reclassifications were immaterial to the condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence, allowance for doubtful accounts, accruals for warranty, income taxes, impairment analyses, and certain equity transactions. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Orion's cash is deposited with two financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits.  Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.

Orion purchases components necessary for its lighting products, including drivers, chips, ballasts, lamps and other LED components, from multiple suppliers.  For the three months ended September 30, 2019, one supplier accounted for 17.2% and one supplier accounted for 10.0% of total cost of revenue. For the six months ended September 30, 2019, one supplier accounted for 15.5% of total cost of revenue. For the three and six months ended September 30, 2018, no supplier accounted for more than 10.0% of total cost of revenue.

For the three months ended September 30, 2019, one customer accounted for 81.1% of total revenue. For the six months ended September 30, 2019, one customer accounted for 79.2% of total revenue. For the three months ended September 30, 2018, one customer accounted for 14.0% of total revenue. For the six months ended September 30, 2018, no customer accounted for more than 10.0% of total revenue.

As of September 30, 2019, one customer accounted for 78.4% of Accounts receivable. As of March 31, 2019, one customer accounted for 56.2% of Accounts receivable.

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

General Information

Orion generates revenues primarily by selling commercial LED lighting fixtures and components, including controls and integrated IoT capabilities, and by installing these fixtures in its customer’s facilities on a turnkey basis via a dedicated installation and support team.  Orion recognizes revenue in accordance with the guidance in ASC 606 when control of the goods or services being provided (which Orion refers to as a performance obligation) is transferred to a customer at an amount that reflects the consideration that management expects to receive in exchange for those goods or services.  Prices are generally fixed at the time of order confirmation.  The amount of expected consideration includes estimated deductions and early payment discounts calculated based on historical experience, customer rebates based on agreed upon terms applied to actual and projected sales levels over the rebate period, and any amounts paid to customers in conjunction with fulfilling a performance obligation.

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

Revenue from turnkey projects that is allocated to the single installation performance obligation is reflected in Service  revenue.  Service revenue is recorded over-time as Orion fulfills its obligation to install the light fixtures.  Orion measures its performance toward fulfilling its performance obligations for installations using an output method that calculates the number of light fixtures removed and installed as of the measurement date in comparison to the total number of light fixtures to be removed or installed under the contract.

Most products are manufactured in accordance with Orion’s standard specifications.  However, some products are manufactured to a customer’s specific requirements with no alternative use to Orion.  In such cases, and when Orion has an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs.  There was no over-time revenue related to custom products recognized in the three and six months ended September 30, 2019 or September 30, 2018.

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

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance.  For the three and six months ended September 30, 2019, Product revenue included $0.6 million and $1.0 million, respectively, derived from sales-type leases for light fixtures, $64 thousand derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $19 thousand and $38 thousand, respectively, derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606.

For the three and six months ended September 30, 2018, Product revenue included $0.3 million and $1.0 million, respectively, derived from sales-type leases for light fixtures, $0.1 million and $0.2 million, respectively, derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $19 thousand and $38 thousand, respectively, derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606. All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.

The primary end-users of Orion’s lighting products and services are (a) commercial or industrial companies, and (b) the federal government.

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

See Note 17, Segments, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the three and six months ended September 30, 2019 (dollars in thousands):

	Three Months Ended September 30, 2019			Six Months Ended September 30, 2019
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$166	$52	$218	$824	$298	$1,122
Commercial and industrial	34,758	12,698	47,456	65,942	22,491	88,433
Total lighting	34,924	12,750	47,674	66,766	22,789	89,555
Solar energy related revenues	22	—	22	41	—	41
Total revenues from contracts with customers	34,946	12,750	47,696	66,807	22,789	89,596
Revenue accounted for under other guidance	626	—	626	1,104	—	1,104
Total revenue	$35,572	$12,750	$48,322	$67,911	$22,789	$90,700

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$18	$—	$18	$115	$—	$115
Commercial and industrial	11,110	1,608	12,718	23,011	2,622	25,633
Total lighting	11,128	1,608	12,736	23,126	2,622	25,748
Solar energy related revenues	18	—	18	38	—	38
Total revenues from contracts with customers	11,146	1,608	12,754	23,164	2,622	25,786
Revenue accounted for under other guidance	444	—	444	1,234	—	1,234
Total revenue	$11,590	$1,608	$13,198	$24,398	$2,622	$27,020

Cash Flow Considerations

Customer payments for material-only orders are due shortly after shipment.

Turnkey projects where the end-user is a commercial or industrial company typically span between one week to three months.  Customer payment requirements for these projects vary by contract.  Some contracts provide for customer payments for products and services as they are delivered, other contracts specify that the customer will pay for the project in its entirety upon completion of the installation.

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

The payments associated with these transactions that are due during the twelve months subsequent to September 30, 2019 are included in Accounts receivable, net in Orion’s Condensed Consolidated Balance Sheets.  The remaining amounts due that are associated with these transactions are included in Other long-term assets in Orion’s Condensed Consolidated Balance Sheets.

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

The total amount received from the sales of these receivables during the three and six months ended September 30, 2019, was $0.9 million and $3.7 million, respectively.  Orion’s losses on these sales were $23 thousand and $70 thousand for the three and six months ended September 30, 2019, respectively and are included in Interest expense in the Condensed Consolidated Statements of Operations.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts.  Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net.  Revenue earned but not billed as of September 30, 2019 and March 31, 2019 includes $0.3 million and $0.7 million, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by the new standards.

Deferred revenue, current as of September 30, 2019 and March 31, 2019 includes $38 thousand and $48 thousand, respectively, of contract liabilities which represented consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs.  As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by the new standards.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of September 30, 2019 and March 31, 2019 (dollars in thousands):

	September 30, 2019	March 31, 2019
Accounts receivable, net	$26,996	$14,804
Contract assets	$3,932	$3,005
Contract liabilities	$38	$48

There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing.  There were no significant changes to contract liabilities.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

As of September 30, 2019, and March 31, 2019, Orion's Accounts receivable and Allowance for doubtful accounts balances were as follows (dollars in thousands):

	September 30, 2019	March 31, 2019
Accounts receivable, gross	$27,024	$15,011
Allowance for doubtful accounts	(28)	(207)
Accounts receivable, net	$26,996	$14,804

NOTE 5 — INVENTORIES, NET

As of September 30, 2019, and March 31, 2019, Orion's Inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of September 30, 2019
Raw materials and components	$12,803	$(1,103)	$11,700
Work in process	1,028	(628)	400
Finished goods	6,640	(1,105)	5,535
Total	$20,471	$(2,836)	$17,635

As of March 31, 2019
Raw materials and components	$9,161	$(1,393)	$7,768
Work in process	1,010	(269)	741
Finished goods	6,056	(1,162)	4,894
Total	$16,227	$(2,824)	$13,403

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred financing costs, prepaid insurance premiums, sales tax receivable, prepaid license fees, purchase deposits, and advance payments to contractors.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of September 30, 2019, and March 31, 2019, Property and equipment, net, included the following (dollars in thousands):

	September 30, 2019	March 31, 2019
Land and land improvements	$433	$433
Buildings and building improvements	9,402	9,245
Furniture, fixtures and office equipment	7,283	7,238
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	12,516	12,211
Construction in Progress	34	43
Gross property and equipment	34,989	34,491
Less: accumulated depreciation	(23,083)	(22,481)
Total property and equipment, net	$11,906	$12,010

Orion recorded depreciation expense of $0.3 and $0.6 million for the three and six months ended September 30, 2019 and $0.4 and $0.7 million for the three and six months ended September 30, 2018, respectively.

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	September 30, 2019
Assets
Operating lease assets	Other long-term assets	$109
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	93
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	6
Total lease liabilities		$99

Orion had operating lease costs of $0.1 million and $0.3 million for the three and six months ended September 30, 2019.

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three and six months ended September 30, 2019 (dollars in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Product revenue	$606	$1,002
Cost of product revenue	$541	$901

The Condensed Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019 do not include a net investment in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were transferred to the financing institution prior to the respective balance sheet dates.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties.  The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms.   Annual lease payments are recorded as a reduction in administrative operating expenses and not material in the six months ended September 30, 2019.   Orion accounts for these transactions as operating leases.

NOTE 9 — OTHER INTANGIBLE ASSETS, NET

As of September 30, 2019, and March 31, 2019, the components of, and changes in, the carrying amount of Other intangible assets, net, were as follows (dollars in thousands):

	September 30, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,736	$(1,614)	$1,122	$2,667	$(1,529)	$1,138
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,008	—	1,008	1,007	—	1,007
Customer relationships	3,600	(3,506)	94	3,600	(3,459)	141
Developed technology	900	(773)	127	900	(717)	183
Total	$8,302	$(5,951)	$2,351	$8,232	$(5,763)	$2,469

Amortization expense on intangible assets was $0.1 million for the three months ended September 30, 2019 and 2018.   Amortization expense on intangible assets was $0.2 million for the six months ended September 30, 2019 and 2018.

As of September 30, 2019, the weighted average remaining useful life of intangible assets was 4.8 years.

The estimated amortization expense for the remainder of fiscal 2020, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2020 (period remaining)	$180
Fiscal 2021	293
Fiscal 2022	196
Fiscal 2023	104
Fiscal 2024	101
Fiscal 2025	92
Thereafter	377
Total	$1,343

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of September 30, 2019, and March 31, 2019, Accrued expenses and other included the following (dollars in thousands):

	September 30, 2019	March 31, 2019
Compensation and benefits	$2,072	$1,212
Sales tax	775	713
Accrued project costs	3,163	3,293
Legal and professional fees	65	356
Warranty	380	282
Sales returns reserve	331	141
Credits due to customers	894	987
Other accruals	585	426
Total	$8,265	$7,410

Orion generally offers a limited warranty of one to ten years on its lighting products, including the pass through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, LED modules, chips and drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Beginning of period	$690	$718	$657	$673
Reclassification on adoption of ASC 606	—	—	—	73
Accruals	228	97	346	48
Warranty claims (net of vendor reimbursements)	(115)	(94)	(200)	(73)
End of period	$803	$721	$803	$721

NOTE 11 — NET INCOME (LOSS) PER COMMON SHARE

For the three months ended September 30, 2018, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Basic and Diluted net income (loss) per common share was calculated based upon the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) (in thousands)	$6,721	$(2,438)	$10,689	$(5,130)
Denominator:
Weighted-average common shares outstanding	30,189,067	29,488,363	29,957,541	29,280,421
Weighted-average common shares and common share equivalents outstanding	30,830,381	29,488,363	30,757,863	29,280,421
Net income (loss) per common share:
Basic	$0.22	$(0.08)	$0.36	$(0.18)
Diluted	$0.22	$(0.08)	$0.35	$(0.18)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive.  The number of shares are as of the end of each period:

	September 30, 2019	September 30, 2018
Common stock options	—	484,836
Restricted shares	—	1,365,678
Total	—	1,850,514

NOTE 12 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	September 30, 2019	March 31, 2019
Revolving credit facility	$3,755	$9,202
Equipment debt obligations	134	177
Total long-term debt	3,889	9,379
Less current maturities	(77)	(96)
Long-term debt, less current maturities	$3,812	$9,283

Revolving Credit Agreement

On October 26, 2018, Orion and its subsidiaries entered into a new secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “Credit Agreement”). The Credit Agreement replaced Orion’s existing Credit Agreement. On June 3, 2019, Orion and certain of its subsidiaries entered into an amendment (the “First Amendment”) to the Credit Agreement.  The First Amendment amended the Credit Agreement to increase the maximum borrowing base credit available for certain of the customer receivables included in Orion’s borrowing base and to provide for a borrowing base credit of up to $3.0 million based on inventory, in each case, subject to certain conditions. On August 2, 2019, Orion and certain of its subsidiaries entered into an amendment (the “Second Amendment”) to the Credit Agreement.  The Second Amendment amended the Credit Agreement to establish a rent reserve in an amount equal to three months’ rent payable at any leased location where Orion maintains inventory included in its borrowing base and to provide for a reduction of the borrowing base credit that Orion may receive for inventory if Orion defaults under the lease for any such location.  As of September 30, 2019, this rent reserve equaled $0.1 million.

The Credit Agreement provides for a two-year revolving credit facility (the “Credit Facility”) that matures on October 26, 2020. Borrowings under the Credit Facility are currently limited to $20.15 million, subject to a borrowing base requirement based on eligible receivables and inventory.  The Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2019, Orion’s borrowing base was $20.0 million, and Orion had $3.8 million in borrowings outstanding which were included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. Orion had no outstanding letters of credit leaving additional borrowing availability of $16.2 million.

The Credit Agreement is secured by a security interest in substantially all of Orion's and its subsidiaries’ personal property.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate (but not less than 5.00% per year) plus an applicable margin determined by reference to Orion’s quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by total current liabilities, including the obligations under the Credit Agreement). As of September 30, 2019, the applicable interest rate was 6.0%. Among other fees, Orion is required to pay an annual facility fee equal to 0.45% of the credit limit under the Credit Agreement, which was paid at commencement (October 26, 2018) and is due on each anniversary thereof.

The Credit Agreement requires Orion to maintain nine months’ of “RML” as of the end of each month.  For purposes of the Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with Western Alliance Bank plus availability under the Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month. As of September 30, 2019, Orion was in compliance with this RML requirement.

The Credit Agreement also contains customary events of default and other covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on Orion’s stock, redeem, retire or purchase shares of Orion’s stock, make investments or pledge or transfer assets. If an event of default under the Credit Agreement occurs and is continuing, then Western Alliance Bank may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if Orion becomes the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.

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

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate based upon the facts and circumstances known to book income/loss before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three-month period ended September 30, 2019 and 2018, Orion recorded income tax expense of $19 thousand and $4 thousand, respectively, using this methodology. For the six-month period ended September 30, 2019 and 2018, Orion recorded income tax expense of $27 thousand and $26 thousand, respectively, using this methodology.

As of September 30, 2019 and March 31, 2019 Orion had a full valuation allowance recorded against its deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the valuation allowance would increase income in the period such determination is made.

Uncertain Tax Positions

As of September 30, 2019, Orion’s balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would reduce Orion’s effective tax rate if recognized.

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

State Tax Assessment

During fiscal 2018, Orion was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017.   Although the final resolution of Orion's sales and use tax audit is uncertain. The ultimate disposition of this matter is not expected to have a material adverse effect on Orion's Condensed Consolidated Balance Sheets, statements of operations, or liquidity.

During fiscal 2019, Orion was notified of a pending sales and use tax audit by the California Department of Tax and Fee Administration for the period covering April 1, 2015 through March 31, 2018. During the quarter, the sales and use tax audit was finalized. The ultimate disposition of this matter did not have a material adverse effect on the Orion's Condensed Consolidated Balance Sheets, statements of operations, or liquidity.

NOTE 15 — SHAREHOLDERS’ EQUITY

Shareholder Rights Plan

On January 3, 2019, Orion entered into Amendment No. 1 to the Rights Agreement, which amended the Rights Agreement dated as of January 7, 2009.  Under the amendment, each common share purchase right (a “Right”), if exercisable, will initially represent the right to purchase from Orion, one share of Orion’s common stock, no par value per share, for a purchase price of $7.00 per share.

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

If a person becomes an Acquiring Person, holders of Rights (except as otherwise provided in the Rights Agreement) will have the right to purchase that number of shares of Orion’s common stock having a market value of two times the then-current purchase price, and all Rights beneficially owned by an Acquiring Person, or by certain related parties or transferees, will be null and void. If, after a Shares Acquisition Date, Orion is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right (except as otherwise provided in the Rights Agreement) will thereafter have the right to purchase that number of shares of the acquiring company’s common stock which at the time of such transaction will have a market value of two times the then-current purchase price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of Orion. At any time prior to a person becoming an Acquiring Person, the Board of Directors of Orion may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. Unless they are extended or earlier redeemed or exchanged, the Rights will expire on January 7, 2022.

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP.  In the three months ended September 30, 2019, Orion issued 570 shares under the ESPP plan at a closing market price of $2.85.

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2019	613	2.97
Quarter Ended September 30, 2019	570	2.85
Total issued in fiscal 2020	1,183	$ 2.85 - 2.97

NOTE 16 — STOCK OPTIONS AND RESTRICTED SHARES

At Orion’s 2019 annual meeting of shareholders held on August 7, 2019, Orion’s shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the “Amended 2016 Plan”). Approval of the Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 1,750,000 shares to 3,500,000 shares (an increase of 1,750,000 shares); added a minimum vesting period for all awards granted under the Amended 2016 Plan (with limited exceptions); and added a specific prohibition on the payment of dividends and dividend equivalents on unvested awards.

The Amended 2016 Plan authorizes grants of equity-based and incentive cash awards to eligible participants designated by the Plan's administrator.  Awards under the Amended 2016 Plan may consist of stock options, stock appreciation rights, performance shares, performance units, common stock, restricted stock, restricted stock units, incentive awards or dividend equivalent units.

Prior to the 2016 Omnibus Incentive Plan, the Company maintained its 2004 Stock and Incentive Awards Plan, as amended, which authorized the grant of cash and equity awards to employees (the “2004 Plan”).  No new awards are being granted under the 2004 Plan; however, all awards granted under the 2004 Plan that are outstanding will continue to be governed by the 2004 Plan.  Forfeited awards originally issued under the 2004 Plan are canceled and are not available for subsequent issuance under the 2004 Plan or under the Amended 2016 Plan.  The Amended 2016 Plan and the 2004 Plan also permit accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.

Certain non-employee directors have from time to time elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program.

The following amounts of stock-based compensation were recorded (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of product revenue	$1	$1	$1	$2
Cost of service revenue	—	—	(1)	1
General and administrative	147	202	310	407
Sales and marketing	11	7	19	28
Research and development	0	1	1	1
Total	$159	$211	$330	$439

During the first six months of fiscal 2020, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Balance at March 31, 2019	1,312,593	467,836
Awards granted	268,468	—
Awards vested or exercised	(647,192)	(10,000)
Awards forfeited	(15,150)	(14,583)
Awards outstanding at September 30, 2019	918,719	443,253
Per share price on grant date	$3.03	—

As of September 30, 2019, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 1.6 years, was approximately $1.3 million.

NOTE 17 — SEGMENTS

Orion has the following business segments: Orion Engineered Services Division ("OES"), Orion Distribution Services Division ("ODS"), and Orion U.S. Markets Division ("USM").  The accounting policies are the same for each business segment as they are on a consolidated basis.

Orion Engineered Systems Division

The OES segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

Orion Distribution Services Division

The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline electrical distributors and contractors.

Orion U.S. Markets Division

The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

Corporate and Other

Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Segments:
Orion Engineered Systems	$42,306	$5,135	$7,831	$(724)
Orion Distribution Services	3,853	4,874	(148)	(931)
Orion U.S. Markets	2,163	3,189	271	355
Corporate and Other	—	—	(1,076)	(983)
	$48,322	$13,198	$6,878	$(2,283)

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Segments:
Orion Engineered Systems	$77,094	$8,366	$12,687	$(1,977)
Orion Distribution Services	7,557	14,100	(485)	(846)
Orion U.S. Markets	6,049	4,554	1,172	224
Corporate and Other	—	—	(2,337)	(2,287)
	$90,700	$27,020	$11,037	$(4,886)

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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting, wireless Internet of Things (“IoT”) enabled control solutions, project engineering and design and energy project management.  We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting, and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.

Our lighting products consist primarily of LED lighting fixtures, many of which include IoT enabled control systems. Our principal customers include large national account end-users, electrical distributors and energy service companies ("ESCOs").  A substantial amount of our products are manufactured at our leased production facility located in Manitowoc, Wisconsin. In addition, certain products and components are sourced from third parties in order to provide versatility in our product development and portfolio.

We have significant experience offering our comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration.

We believe the market for LED lighting products and related services continues to grow.  Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by other lighting technologies. Our LED lighting technologies and related services have become the primary component of our revenue as we continue to strive to be a leader in the LED market.

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

We typically sell our lighting systems in replacement of our customers’ existing lighting fixtures. We call this replacement process a "retrofit".  We frequently sell our products and services directly to our customers and in many cases we provide design and installation as well as project management services. We also sell our lighting systems on a wholesale basis, principally to electrical distributors and ESCOs to sell to their own customer bases.

The gross margins of our products can vary significantly depending upon the types of products we sell, with gross margins typically ranging from 10% to 50%. As a result, a change in the total mix of our sales among higher or lower gross margin products can cause our profitability to fluctuate from period to period.

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

Focus on executing and marketing our turnkey LED retrofit capabilities to large national account customers. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities starting with energy audits and site assessments that lead to custom engineering and manufacturing through to fully managed installations. These attributes coupled with our superior customer service, high quality designs and expedited delivery responsiveness resulted in contracts to retrofit multiple locations for multiple national account customers. We believe that these contracts will help lead our growth momentum for fiscal 2020 and beyond. We also see the potential for maintenance and electrical services to be a component of our recurring revenue going forward as our customers recognize our ability to first deliver turnkey installations and then provide maintenance and other electrical services to their facilities.

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

Managing Impacts of Tariffs and Trade Policies. There continues to be a great amount of debate regarding a wide range of policy options with respect to monetary, regulatory, and trade, amongst others, that the U.S. federal government has and may pursue, including the imposition of tariffs on certain imports. Certain sourced finished products and certain of the components used in our products are impacted by the imposed tariffs on imports from certain countries.  Our efforts to mitigate the impact of added costs include a variety of activities, such as sourcing from non-tariff impacted countries, value engineering our products to reduce cost and raising prices. We believe that these mitigation activities will assist to offset added costs, and we currently believe that such tariffs will have a limited adverse financial effect on our results of operations. Any future policy changes that may be implemented could have a positive or negative consequence on our financial performance depending on how the changes would influence many factors, including business and consumer sentiment.

Results of Operations - Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended September 30,
	2019	2018		2019	2018
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$35,572	$11,590	206.9%	73.6%	87.8%
Service revenue	12,750	1,608	692.9%	26.4%	12.2%
Total revenue	48,322	13,198	266.1%	100.0%	100.0%
Cost of product revenue	25,878	9,367	176.3%	53.6%	71.0%
Cost of service revenue	9,653	1,289	648.9%	20.0%	9.8%
Total cost of revenue	35,531	10,656	233.4%	73.5%	80.7%
Gross profit	12,791	2,542	403.2%	26.5%	19.3%
General and administrative expenses	2,605	2,336	11.5%	5.4%	17.7%
Sales and marketing expenses	2,918	2,135	36.7%	6.0%	16.2%
Research and development expenses	390	354	10.2%	0.8%	2.7%
Income (loss) from operations	6,878	(2,283)	NM	14.2%	(17.3)%
Other income	8	15	(46.7)%	0.0%	0.1%
Interest expense	(87)	(169)	(48.5)%	(0.2)%	(1.3)%
Amortization of debt issue costs	(60)	—	NM	(0.1)%	—
Interest income	1	3	(66.7)%	0.0%	0.0%
Income (loss) before income tax	6,740	(2,434)	NM	13.9%	(18.4)%
Income tax expense	19	4	375.0%	0.0%	0.0%
Net income (loss)	$6,721	$(2,438)	NM	13.9%	(18.5)%

*	NM - Not Meaningful

Revenue. Product revenue increased 206.9%, or $24.0 million, for the second quarter of fiscal 2020 versus the second quarter of fiscal 2019. The increase in product revenue was the result of higher sales volume through our national account channel, and almost exclusively the result of a major retrofit project for multiple locations for one of our national account customers. Service revenue increased 692.9%, or $11.1 million, due to higher sales volume through our national account channel for the major retrofit project for one customer and the timing of those project installations. In the second quarter of fiscal 2020, sales to this one national account customer represented 81.1% of our total revenue. Total revenue increased by 266.1%, or $35.1 million, due to the items discussed above.

Cost of Revenue and Gross Margin. Cost of product revenue increased 176.3%, or $16.5 million, in the second quarter of fiscal 2020 versus the second quarter of fiscal 2019 due to the significant increase in our sales.  Cost of service revenue increased 648.9% or $8.4 million, in the second quarter of fiscal 2020 versus the second quarter of fiscal 2019 due to the increase in sales. Gross margin increased from 19.3% of revenue in fiscal 2019 to 26.5% in fiscal 2020, due to our higher sales levels covering fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses increased 11.5%, or $0.3 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, primarily due to higher bonus and employment costs.

Sales and Marketing. Sales and marketing expenses increased 36.7%, or $0.8 million, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. This comparative increase was primarily due to an increase in commission expense on higher sales and higher employment costs.

Research and Development. Research and development expenses in the second quarter of fiscal 2020 remained relatively flat compared to the second quarter of fiscal 2019.

Other Income. Other income in the second quarter of fiscal 2020 primarily represented product royalties received from licensing agreements for our patents.

Interest Expense. Interest expense in the second quarter of fiscal 2020 decreased by 48.5%, or $0.1 million, from the second quarter of fiscal 2019. The decrease in interest expense was primarily due to fewer sales of receivables in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019.

Amortization of debt issue costs. Amortization of debt issue costs in the second quarter of fiscal 2020 increased by $0.1 million from the second quarter of fiscal 2019. The increase in amortization of debt issue costs was due to the execution of our credit agreement.

Interest Income. Interest income in the second quarter of fiscal 2020 remained relatively flat compared to the second quarter of fiscal 2019. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense increased 375.0%, or $15 thousand, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Our income tax expense is due primarily to minimum state tax liabilities.

Orion Engineered Systems Division

Our OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018	% Change
Revenues	$42,306	$5,135	723.9%
Operating income (loss)	$7,831	$(724)	NM
Operating margin	18.5%	(14.1)%

*	NM - Not Meaningful

OES segment revenue in the second quarter of fiscal 2020 was $42.3 million, an increase of $37.2 million from the second quarter of fiscal 2019, as a result of the increase in volume of turnkey projects to one large national account customer.

OES segment operating income in the second quarter of fiscal 2020 was $7.8 million, an increase of $8.6 million from an operating loss of $0.7 million in the second quarter of fiscal 2019. The increase in the segment’s operating income was the result of higher sales in this segment, resulting in improved operating leverage.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018	% Change
Revenues	$3,853	$4,874	(20.9)%
Operating loss	$(148)	$(931)	84.1%
Operating margin	(3.8)%	(19.1)%

*	NM - Not Meaningful

ODS segment revenue decreased in the second quarter of fiscal 2020 by 20.9%, or $1.0 million, compared to the second quarter of fiscal 2019, primarily due to a decrease in sales volume through our distribution channel.

ODS segment operating loss in the second quarter of fiscal 2020 was $(0.1 million), a decrease of $0.8 million from an operating loss of $(0.9 million) in the second quarter of fiscal 2019. The decrease in the operating loss in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019 was due to lower operating costs on lower employment expenses and commissions.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018	% Change
Revenues	$2,163	$3,189	(32.2)%
Operating income	$271	$355	(23.7)%
Operating margin	12.5%	11.1%

*	NM - Not Meaningful

USM segment revenue decreased from the second quarter of fiscal 2019 by 32.2%, or $1.0 million.  The decrease in revenue during the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was due to a decrease in sales volume through the sales channel.

USM segment operating income for the second quarter of fiscal 2020 was $0.3 million, a decrease of $0.1 million compared to the second quarter of fiscal 2019. The decrease from the second quarter of fiscal 2019 was due primarily to the decrease in sales volume.

Results of Operations - Six Months Ended September 30, 2019 versus Six Months Ended September 30, 2018

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Six Months Ended September 30,
	2019	2018		2019	2018
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$67,911	$24,398	178.3%	74.9%	90.3%
Service revenue	22,789	2,622	769.1%	25.1%	9.7%
Total revenue	90,700	27,020	235.7%	100.0%	100.0%
Cost of product revenue	49,703	19,091	160.3%	54.8%	70.7%
Cost of service revenue	17,923	1,931	828.2%	19.8%	7.1%
Total cost of revenue	67,626	21,022	221.7%	74.6%	77.8%
Gross profit	23,074	5,998	284.7%	25.4%	22.2%
General and administrative expenses	5,612	5,412	3.7%	6.2%	20.0%
Sales and marketing expenses	5,624	4,713	19.3%	6.2%	17.4%
Research and development expenses	801	759	5.5%	0.9%	2.8%
Income (loss) from operations	11,037	(4,886)	325.9%	12.2%	(18.1)%
Other income	20	34	NM	0.0%	0.1%
Interest expense	(223)	(258)	13.6%	(0.2)%	(1.0)%
Amortization of debt issue costs	(121)	—	NM	(0.1)%	—
Interest income	3	6	(50.0)%	0.0%	0.0%
Income (loss) before income tax	10,716	(5,104)	310.0%	11.8%	(18.9)%
Income tax expense	27	26	3.8%	0.0%	0.1%
Net Income (loss)	$10,689	$(5,130)	308.4%	11.8%	(19.0)%

*	NM - Not Meaningful

Revenue. Product revenue increased 178.3%, or $43.5 million, for the first six month of fiscal 2020 versus the first six month of fiscal 2019. The increase in product revenue was the result of higher sales volume through our national account channel, and exclusively the result of a major retrofit project for multiple locations for one of our national account customers. Service revenue increased 769.1%, or $20.2 million, due to higher sales volume through our national account channel for the major retrofit project for one customer and the timing of those project installations. In the first six months of fiscal 2020, sales to this one national account customer represented 79.2% of our total revenue. Total revenue increased by 235.7%, or $63.7 million, due to the items discussed above.

Cost of Revenue and Gross Margin. Cost of product revenue increased 160.3%, or $30.6 million, in the first six months of fiscal 2020 versus the first six months of fiscal 2019 due to the increase in sales.  Cost of service revenue increased 828.2% or $16.0 million, in the first six months of fiscal 2020 versus the first six months of fiscal 2019 due to the increase in sales. Gross margin increased from 22.2% of revenue in fiscal 2019 to 25.4% in fiscal 2020, due to our higher sales levels covering fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses increased 3.7%, or $0.2 million, in the first six months of fiscal 2020 compared to the first six months of fiscal 2019, primarily due to higher bonus and employment costs, partially offset by lower consulting and legal costs.

Sales and Marketing. Sales and marketing expenses increased 19.3%, or $0.9 million, in the first six months of fiscal 2020 compared to the first six months of fiscal 2019. The comparative increase was primarily due to an increase in commission expense on higher sales and higher employment costs.

Research and Development. Research and development expenses increased 5.5%, or $42 thousand, in the first six months of fiscal 2020 compared to the first six months of fiscal 2019. The increase was primarily due to higher employment costs.

Other Income. Other income in the first six months of fiscal 2020 primarily represented product royalties received from licensing agreements for our patents.

Interest Expense. Interest expense in the first six months of fiscal 2020 decreased by 13.6%, or $35 thousand, from the first six months of fiscal 2019. The decrease in interest expense in the first six months of fiscal 2020 as compared to the first six months of fiscal 2019 was due primarily to fewer sales of receivables partially offset by higher interest expense of increased borrowings under our revolving credit agreement.

Amortization of debt issue costs. Amortization of debt issue costs in the first six months of fiscal 2020 increased by $0.1 million from the first six months of fiscal 2019. The increase in amortization of debt issue costs was due to the execution of our credit agreement.

Interest Income. Interest income in the first six months of fiscal 2020 remained relatively flat compared to the first six months of fiscal 2019. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense increased 3.8%, or $1 thousand, in the first six months of fiscal 2020 compared to the first six months of fiscal 2019. Our income tax expense is due primarily to minimum state tax liabilities.

Orion Engineered Systems Division

The following table summarizes our OES segment operating results (dollars in thousands):

	For the Six Months Ended September 30,
	2019	2018	% Change
Revenues	$77,094	$8,366	821.5%
Operating income (loss)	$12,687	$(1,977)	NM
Operating margin	16.5%	(23.6)%

*	NM - Not Meaningful

OES segment revenue in the first six months of fiscal 2020 was $77.1 million, an increase of $68.7 million from the first six months of fiscal 2019, as a result of the increase in volume of turnkey projects, to one large national account customer.

OES segment operating income in the first six months of fiscal 2020 was $12.7 million, an increase of $14.7 million from an operating loss of $2.0 million in the first six months of fiscal 2019. The increase in the segment’s operating income was the result of significantly higher sales.

Orion Distribution Services Division

The following table summarizes our ODS segment operating results (dollars in thousands):

	For the Six Months Ended September 30,
	2019	2018	% Change
Revenues	$7,557	$14,100	(46.4)%
Operating loss	(485)	(846)	42.7%
Operating margin	(6.4)%	(6.0)%

*	NM - Not Meaningful

ODS segment revenue decreased in the first six months of fiscal 2020 by 46.4%, or $6.5 million, compared to the first six months of fiscal 2019, primarily due to a decrease in sales volume through our distribution channel.

ODS segment operating loss in the first six months of fiscal 2020 was $(0.5 million), a decrease of $0.4 million from an operating loss of $(0.9 million) in the first six months of fiscal 2019. The decrease in the operating loss in the first six months of fiscal 2020 as compared to the first six months of fiscal 2019 was primarily due to the decrease in sales and related product costs.

Orion U.S. Markets Division

The following table summarizes our USM segment operating results (dollars in thousands):

	For the Six Months Ended September 30,
	2019	2018	% Change
Revenues	$6,049	$4,554	32.8%
Operating income (loss)	$1,172	$224	423.2%
Operating margin	19.4%	4.9%

*	NM - Not Meaningful

USM segment revenue increased from the first six months of fiscal 2019 by 32.8%, or $1.5 million.  The increase in revenue during the first six months of fiscal 2020 compared to the second quarter of fiscal 2019 was due to an increase in sales volume.

USM segment operating income for the first six months of fiscal 2020 was $1.2 million, an increase of $0.9 million over the first six months of fiscal 2019. The increase in operating income in the first six months of fiscal 2019 was due primarily to the increase in sales volume.

Liquidity and Capital Resources

Overview

We had approximately $11.1 million in cash and cash equivalents as of September 30, 2019, compared to $8.7 million at March 31, 2019.  Our cash position increased as a result of our significantly increased net income, offset by working capital changes and the net repayment of $5.4 million on our revolving credit facility.

During the second quarter of fiscal 2019, we listed our corporate office location in Manitowoc, Wisconsin for sale or lease to increase our liquidity by attempting to divest a non-core asset. Because of the uncertainty of a sale of our building in the next 12 months, the building continues to be classified as held and used as of September 30, 2019. However, any sale of our building will likely result in a non-cash impairment charge, as the building is currently listed for below its net book value.

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

Cash Flows

The following table summarizes our cash flows for the three months ended September 30, 2019 and 2018 (in thousands):

	Six Months Ended September 30,
	2019	2018
Operating activities	$8,449	$(1,132)
Investing activities	(534)	(94)
Financing activities	(5,546)	(2,533)
Increase (decrease) in cash and cash equivalents	$2,369	$(3,759)

Cash Flows Related to Operating Activities. Cash provided by operating activities primarily consisted of a net income (loss) adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the first six months of fiscal 2020 was $8.5 million and consisted of our net income adjusted for non-cash expense items of $12.1 million and net cash used by changes in operating assets and liabilities of $3.6 million.  Cash used by changes in operating assets and liabilities consisted primarily of an increase of $12.2 million in Accounts receivable due to higher sales and the timing of collections, and an increase in Inventory of $4.4 million on anticipated third quarter sales. Cash provided by changes in operating assets and liabilities consisted primarily of an increase of $12.7 million in Accounts payable and $0.8 million in Accrued expenses other based on timing of payments.

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

Cash Flows Related to Investing Activities. Cash used in investing activities of ($0.5 million) in the first six months of fiscal 2020 consisted of purchases of property and equipment.

Cash used in investing activities in the first six months of fiscal 2019 consisted of purchases of Property and equipment and additions to patents and licenses.

Cash Flows Related to Financing Activities. Cash used in financing activities was ($5.5 million) for the first six months of fiscal 2020. This use of cash consisted primarily of net repayments of ($5.4 million) on our revolving credit facility.

Cash used in financing activities was ($2.5 million) for the first six months of fiscal 2019 was due primarily to the net repayment of our prior revolving credit facility.

Working Capital

Our net working capital as of September 30, 2019 was $19.7 million, consisting of $60.6 million in current assets and $40.9 million in current liabilities. Our net working capital as of March 31, 2019 was $14.0 million, consisting of $41.3 million in current assets and $27.3 in current liabilities. Our current Accounts receivable, net balance increased by $12.2 million from the fiscal 2019 year-end primarily due to higher sales to one national account customer and the timing of customer collections. Our Inventories, net increased from the fiscal 2019 year-end by $4.2 million due primarily to the project roll-out for one national account customer and anticipated third quarter sales. Our Accounts payable increased $12.7 million due to the timing of purchases and payments during the quarter.  Our Accrued expenses increased from our fiscal 2019 year-end by $0.9 million due primarily to higher accrued commissions and accrued bonus related to the roll-out for one national account customer.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our Accounts receivable, Inventory and payables may increase to the extent our revenue and order levels increase.

Indebtedness

Revolving Credit Agreement

On October 26, 2018, we entered into a new secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “Credit Agreement”). The Credit Agreement replaced our prior Credit Agreement. On June 3, 2019, we and certain of our subsidiaries entered into an amendment (the “First Amendment”) to the Credit Agreement.  The First Amendment amended the Credit Agreement to increase the maximum borrowing base credit available for certain of the customer receivables included in our borrowing base and to provide for a borrowing base credit of up to $3.0 million based on inventory, in each case, subject to certain conditions. On August 2, 2019, we and certain of our subsidiaries entered into an amendment (the “Second Amendment”) to the Credit Agreement.  The Second Amendment amended the Credit Agreement to establish a rent reserve in an amount equal to three months’ rent payable at any leased location where we maintain inventory included in our borrowing base and to provide for a reduction of the borrowing base credit that we may receive for inventory if we default under the lease for any such location.  As of the date of the Second Amendment, this rent reserve equaled $0.1 million.

The Credit Agreement provides for a two-year revolving credit facility (the “Credit Facility”) that matures on October 26, 2020. Borrowings under the Credit Facility are initially limited to $20.15 million subject to a borrowing base requirement based on eligible receivables and inventory.  The Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2019, our borrowing base was $20.0 million, and we had $3.8 million in borrowings outstanding which were included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2019, we had no outstanding letters of credit leaving additional borrowing availability of $16.2 million.

The Credit Agreement is secured by a security interest in substantially all of our and our subsidiaries’ personal property.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate (but not less than 5.00% per year) plus an applicable margin determined by reference to our quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by the total current liabilities, including the obligations under the Credit Agreement). As of September 30, 2019, the applicable interest rate was 6.0%. Among other fees, we are required to pay an annual facility fee equal to 0.45% of the credit limit under the Credit Agreement due on October 26, 2018 and on each anniversary thereof.

The Credit Agreement requires us to maintain nine months’ of “RML” as of the end of each month.  For purposes of the Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with Western Alliance Bank plus availability under the Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month. As of September 30, 2019, we were in compliance with this RML requirement.

The Credit Agreement also contains customary events of default and other covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on our stock, redeem, retire or purchase shares of our stock, make investments or pledge or transfer assets. If an event of default under the Credit Agreement occurs and is continuing, then Western Alliance Bank may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if we become the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.5 million and $0.1 million for the six-month periods ended September 30, 2019, and 2018, respectively. We plan to incur approximately $0.6 million in capital expenditures in fiscal 2020.  We expect to finance these capital expenditures primarily through our existing cash, equipment-secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Agreement.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $6.8 million and $10.8 million as of September 30, 2019 and March 31, 2019, respectively.  We generally expect our backlog to be recognized as revenue within one year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.  A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2019. For the six months ended September 30, 2019, there were no material changes in our accounting policies.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019 are effective.

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

There were no additional changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated [Incorporated by reference to Annex A to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on June  21, 2019 (File No. 001-33887)]

10.2

Amendment No. 2 to Business Financing Agreement, dated as of August 2, 2019 among Orion Energy Systems, Inc., Western Alliance Bank, as lender and the subsidiary borrowers party thereto [Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on August 5, 2019 (File No. 001-33887)]

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2019.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)