Form 10-Q
period 2019-12-31
ORION ENERGY SYSTEMS, INC.
filed 2020-02-06
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

There were 30,255,062 shares of the Registrant’s common stock outstanding on January 31, 2020.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2019	March 31, 2019
Assets
Cash and cash equivalents	$13,762	$8,729
Accounts receivable, net	15,224	14,804
Revenue earned but not billed	789	3,746
Inventories, net	12,235	13,403
Prepaid expenses and other current assets	714	695
Total current assets	42,724	41,377
Property and equipment, net	11,920	12,010
Other intangible assets, net	2,257	2,469
Other long-term assets	139	165
Total assets	$57,040	$56,021
Liabilities and Shareholders’ Equity
Accounts payable	$16,950	$19,706
Accrued expenses and other	6,241	7,410
Deferred revenue, current	85	123
Current maturities of long-term debt	56	96
Total current liabilities	23,332	27,335
Revolving credit facility	829	9,202
Long-term debt, less current maturities	53	81
Deferred revenue, long-term	734	791
Other long-term liabilities	671	642
Total liabilities	25,619	38,051
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2019 and March 31, 2019; no shares issued and outstanding at December 31, 2019 and March 31, 2019	—	—
Common stock, no par value: Shares authorized: 200,000,000 at December 31, 2019 and March 31, 2019; shares issued: 39,717,207 at December 31, 2019 and 39,037,969 at March 31, 2019; shares outstanding: 30,253,062 at December 31, 2019 and 29,600,158 at March 31, 2019	—	—
Additional paid-in capital	156,359	155,828
Treasury stock, common shares: 9,464,145 at December 31, 2019 and 9,437,811 at March 31, 2019	(36,164)	(36,091)
Retained deficit	(88,774)	(101,767)
Total shareholders’ equity	31,421	17,970
Total liabilities and shareholders’ equity	$57,040	$56,021

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Product revenue	$25,867	$13,952	$93,778	$38,350
Service revenue	8,382	2,339	31,171	4,961
Total revenue	34,249	16,291	124,949	43,311
Cost of product revenue	19,075	10,508	68,778	29,599
Cost of service revenue	6,900	1,613	24,823	3,544
Total cost of revenue	25,975	12,121	93,601	33,143
Gross profit	8,274	4,170	31,348	10,168
Operating expenses:
General and administrative	2,662	2,269	8,274	7,681
Sales and marketing	2,735	2,190	8,359	6,903
Research and development	439	298	1,240	1,057
Total operating expenses	5,836	4,757	17,873	15,641
Income (loss) from operations	2,438	(587)	13,475	(5,473)
Other income (expense):
Other income	2	31	22	65
Interest expense	(38)	(77)	(261)	(335)
Amortization of debt issue costs	(61)	(31)	(182)	(31)
Interest income	2	2	5	8
Total other expense	(95)	(75)	(416)	(293)
Income (loss) before income tax	2,343	(662)	13,059	(5,766)
Income tax expense	39	0	66	26
Net income (loss)	$2,304	$(662)	$12,993	$(5,792)
Basic net income (loss) per share attributable to common shareholders	$0.08	$(0.02)	$0.43	$(0.20)
Weighted-average common shares outstanding	30,243,865	29,568,986	30,053,330	29,376,959
Diluted net income (loss) per share	$0.07	$(0.02)	$0.42	$(0.20)
Weighted-average common shares and share equivalents outstanding	30,824,078	29,568,986	30,862,088	29,376,959

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2019	29,600,158	$155,828	$(36,091)	$(101,767)	$17,970
Exercise of stock options for cash	10,000	16	—	—	16
Shares issued under Employee Stock Purchase Plan	613	—	2	—	2
Stock-based compensation	535,344	171	—	—	171
Employee tax withholdings on stock-based compensation	(24,628)	—	(64)	—	(64)
Net income	—	—	—	3,968	3,968
Balance, June 30, 2019	30,121,487	156,015	(36,153)	(97,799)	22,063
Shares issued under Employee Stock Purchase Plan	570	—	2	—	2
Stock-based compensation	111,848	159	—	—	159
Employee tax withholdings on stock-based compensation	(2,828)	—	(13)	—	(13)
Net income	—	—	—	6,721	6,721
Balance, September 30, 2019	30,231,077	156,174	(36,164)	(91,078)	28,932
Shares issued under Employee Stock Purchase Plan	605	—	2	—	2
Stock-based compensation	22,046	185	—	—	185
Employee tax withholdings on stock-based compensation	(666)	—	(2)	—	(2)
Net income	—	—	—	2,304	2,304
Balance, December 31, 2019	30,253,062	$156,359	$(36,164)	$(88,774)	$31,421

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2018	28,953,183	$155,003	$(36,085)	$(95,494)	$23,424
Shares issued under Employee Stock Purchase Plan	415	—	1	—	1
Stock-based compensation	453,754	228	—	—	228
Employee tax withholdings on stock-based compensation	(3,867)	—	(3)	—	(3)
Cumulative effect of accounting change due to adoption of ASC 606	—	—	—	401	401
Net loss	—	—	—	(2,692)	(2,692)
Balance, June 30, 2018	29,403,485	155,231	(36,087)	(97,785)	21,359
Shares issued under Employee Stock Purchase Plan	938	—	1	—	1
Stock-based compensation	137,905	211	—	—	211
Employee tax withholdings on stock-based compensation	(4,854)	—	(4)	—	(4)
Net loss	—	—	—	(2,438)	(2,438)
Balance, September 30, 2018	29,537,474	155,442	(36,090)	(100,223)	19,129
Shares issued under Employee Stock Purchase Plan	1,708	—	1	—	1
Stock-based compensation	34,785	200	—	—	200
Employee tax withholdings on stock-based compensation	(2,023)	—	(3)	—	(3)
Net loss	—	—	—	(662)	(662)
Balance, December 31, 2018	29,571,944	$155,642	$(36,092)	$(100,885)	$18,665

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2019	2018
Operating activities
Net income (loss)	$12,993	$(5,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	910	1,006
Amortization of intangible assets	282	343
Stock-based compensation	515	639
Amortization of debt issue costs	182	31
Impairment of intangible assets	3	—
Provision for inventory reserves	192	(144)
Provision for bad debts	—	66
Other	28	8
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	(420)	2,857
Revenue earned but not billed	2,957	(770)
Inventories	970	(367)
Prepaid expenses and other assets	44	123
Accounts payable	(2,990)	555
Accrued expenses and other	(1,296)	(136)
Deferred revenue, current and long-term	(95)	(29)
Net cash provided by (used in) operating activities	14,275	(1,610)
Investing activities
Purchases of property and equipment	(582)	(167)
Additions to patents and licenses	(73)	(29)
Net cash used in investing activities	(655)	(196)
Financing activities
Payment of long-term debt	(68)	(58)
Proceeds from revolving credit facility	63,200	42,498
Payments of revolving credit facility	(71,572)	(43,078)
Payments to settle employee tax withholdings on stock-based compensation	(76)	(10)
Debt issue costs	(91)	(377)
Net proceeds from employee equity exercises	20	3
Net cash used in financing activities	(8,587)	(1,022)
Net increase (decrease) in cash and cash equivalents	5,033	(2,828)
Cash and cash equivalents at beginning of period	8,729	9,424
Cash and cash equivalents at end of period	$13,762	$6,596

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

Orion purchases components necessary for its lighting products, including drivers, chips, ballasts, lamps and other LED components, from multiple suppliers.  For the three months ended December 31, 2019, one supplier accounted for 24.0% of total cost of revenue. For the nine months ended December 31, 2019, one supplier accounted for 12.5% of total cost of revenue. For the three months ended December 31, 2018, one supplier accounted for 11.7% of total cost of revenue. For the nine months ended December 31, 2018, no supplier accounted for more than 10.0% of total cost of revenue.

For the three months ended December 31, 2019, one customer accounted for 72.3% of total revenue. For the nine months ended December 31, 2019, one customer accounted for 77.3% of total revenue. For the three months ended December 31, 2018, one customer accounted for 11.6% of total revenue. For the nine months ended December 31, 2018, no customer accounted for more than 10.0% of total revenue.

As of December 31, 2019, one customer accounted for 63.5% of Accounts receivable. As of March 31, 2019, one customer accounted for 56.2% of Accounts receivable.

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

If there are multiple performance obligations in a contract, the contract’s total sales price is allocated to each individual performance obligation based on their relative standalone selling price.  A performance obligation’s standalone selling price is the price at which Orion would sell such promised good or service separately to a customer.  Orion uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus margin approach when one is not available.  The cost-plus margin approach is used to determine the stand-alone selling price for the installation performance obligation and is based on average historical installation margin.

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

Most products are manufactured in accordance with Orion’s standard specifications.  However, some products are manufactured to a customer’s specific requirements with no alternative use to Orion.  In such cases, and when Orion has an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs.  There was no over-time revenue related to custom products recognized in the three and nine months ended December 31, 2019 or December 31, 2018.

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

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance.  For the three and nine months ended December 31, 2019, Product revenue included $0.2 million and $1.2 million, respectively, derived from sales-type leases for light fixtures, $0.1 million and $0.2 million, respectively, derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $19 thousand and $0.1 million, respectively, derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606.

For the three and nine months ended December 31, 2018, Product revenue included $1.0 million and $2.1 million, respectively, derived from sales-type leases for light fixtures, $26 thousand and $0.2 million, respectively, derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $19 thousand and $0.1 million, respectively, derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606. All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.

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

See Note 17, Segments, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the three and nine months ended December 31, 2019 (dollars in thousands):

	Three Months Ended December 31, 2019			Nine Months Ended December 31, 2019
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$78	$68	$146	$902	$366	$1,268
Commercial and industrial	25,467	8,314	33,781	91,411	30,805	122,216
Total lighting	25,545	8,382	33,927	92,313	31,171	123,484
Solar energy related revenues	10	—	10	50	—	50
Total revenues from contracts with customers	25,555	8,382	33,937	92,363	31,171	123,534
Revenue accounted for under other guidance	312	—	312	1,415	—	1,415
Total revenue	$25,867	$8,382	$34,249	$93,778	$31,171	$124,949

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$894	$396	$1,290	$1,009	$396	$1,405
Commercial and industrial	11,976	1,943	13,919	34,987	4,565	39,552
Total lighting	12,870	2,339	15,209	35,996	4,961	40,957
Solar energy related revenues	8	—	8	46	—	46
Total revenues from contracts with customers	12,878	2,339	15,217	36,042	4,961	41,003
Revenue accounted for under other guidance	1,074	—	1,074	2,308	—	2,308
Total revenue	$13,952	$2,339	$16,291	$38,350	$4,961	$43,311

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

The payments associated with these transactions that are due during the twelve months subsequent to December 31, 2019 are included in Accounts receivable, net in Orion’s Condensed Consolidated Balance Sheets.  The remaining amounts due that are associated with these transactions are included in Other long-term assets in Orion’s Condensed Consolidated Balance Sheets.

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

The total amount received from the sales of these receivables during the three and nine months ended December 31, 2019, was $0.7 million and $4.4 million, respectively.  Orion’s losses on these sales were $39 thousand and $0.1 million for the three and nine months ended December 31, 2019, respectively and are included in Interest expense in the Condensed Consolidated Statements of Operations.

The total amount received from the sales of these receivables during the three and nine months ended December 31, 2018 was $1.5 million and $4.4 million, respectively. Orion’s losses on these sales were $29 thousand and $0.2 million for the three and nine months ended December 31, 2018, respectively and are included in Interest expense in the Condensed Consolidated Statement of Operations.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts.  Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net.  Revenue earned but not billed as of December 31, 2019 and March 31, 2019 includes $0.1 million and $0.7 million, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by the new standards.

Deferred revenue, current as of December 31, 2019 and March 31, 2019 includes $9 thousand and $48 thousand, respectively, of contract liabilities which represented consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs.  As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by the new standards.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of December 31, 2019 and March 31, 2019 (dollars in thousands):

	December 31, 2019	March 31, 2019
Accounts receivable, net	$15,224	$14,804
Contract assets	$693	$3,005
Contract liabilities	$9	$48

There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing.  There were no significant changes to contract liabilities.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

As of December 31, 2019, and March 31, 2019, Orion's Accounts receivable and Allowance for doubtful accounts balances were as follows (dollars in thousands):

	December 31, 2019	March 31, 2019
Accounts receivable, gross	$15,252	$15,011
Allowance for doubtful accounts	(28)	(207)
Accounts receivable, net	$15,224	$14,804

NOTE 5 — INVENTORIES, NET

As of December 31, 2019, and March 31, 2019, Orion's Inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of December 31, 2019
Raw materials and components	$8,570	$(1,104)	$7,466
Work in process	765	(624)	141
Finished goods	5,780	(1,152)	4,628
Total	$15,115	$(2,880)	$12,235

As of March 31, 2019
Raw materials and components	$9,161	$(1,393)	$7,768
Work in process	1,010	(269)	741
Finished goods	6,056	(1,162)	4,894
Total	$16,227	$(2,824)	$13,403

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of debt issue costs, prepaid subscription fees, prepaid insurance premiums, and sales tax receivable.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of December 31, 2019, and March 31, 2019, Property and equipment, net, included the following (dollars in thousands):

	December 31, 2019	March 31, 2019
Land and land improvements	$433	$433
Buildings and building improvements	9,467	9,245
Furniture, fixtures and office equipment	7,297	7,238
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	12,757	12,211
Construction in Progress	29	43
Gross property and equipment	35,304	34,491
Less: accumulated depreciation	(23,384)	(22,481)
Total property and equipment, net	$11,920	$12,010

Orion recorded depreciation expense of $0.3 and $0.9 million for the three and nine months ended December 31, 2019 and $0.3 and $1.0 million for the three and nine months ended December 31, 2018, respectively.

Orion evaluates its long-lived assets for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in its financial statements may not be recoverable.  Orion has long-lived assets associated with its legacy solar business and recognizes revenue from the sale to third parties of tax credits received from operating these solar assets. There is currently legislation pending which may decrease the future cash flows associated with the sale of these tax credits.  Depending on the result of this pending legislation change, Orion may record a non-cash impairment charge in a future period.

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

Assets Orion Leases from Other Parties

On March 31, 2016, Orion entered into a purchase and sale agreement with a third party to sell and leaseback Orion's primary manufacturing and distribution facility in Manitowoc, WI for gross cash proceeds of $2.6 million. The transaction closed on June 30, 2016.  Pursuant to the Lease Agreement, Orion is leasing approximately 196,000 square feet. Orion's monthly payment under this lease is approximately $38 thousand.  Orion is responsible for the costs of insurance and utilities for its portion of the facility.  These costs are considered variable lease costs in the quantitative disclosures below.  On March 22, 2018, both parties agreed to extend the lease until December 31, 2020 with no change in payment terms. The lease agreement provided the lessor the right to terminate the lease agreement at any time with twelve months’ notice to Orion.   As a result, the agreement was classified as a short-term lease.

On January 31, 2020, the existing lease was terminated and replaced with a new ten-year lease, with an option for Orion to terminate after six years. Orion is in the process of performing its assessment and analysis of the new lease agreement, and believes that the new lease will result in a material right-of-use-asset and lease liability.

In February 2014, Orion entered into a multi-year lease agreement for use of approximately 10,500 square feet of office space in a multi-use office building in Jacksonville Florida.  The lease has since been extended and presently terminates on June 30, 2020.   The agreement was classified as an operating lease and represents the single largest operating asset established upon the adoption of ASC 842.

Orion has leased other assets from third parties, principally office and production equipment.  The terms of our other leases vary from contract to contract and expire at various dates through 2020.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	December 31, 2019
Assets
Operating lease assets	Other long-term assets	$79
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	65
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	4
Total lease liabilities		$69

Orion had operating lease costs of $0.1 million and $0.4 million for the three and nine months ended December 31, 2019.

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three and nine months ended December 31, 2019 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Product revenue	$162,909	$1,164,547
Cost of product revenue	$142,452	$1,043,874

The Condensed Consolidated Balance Sheets as of December 31, 2019 includes an immaterial amount related to the net investment in sales-type leases. The Condensed Balance Sheet as of and March 31, 2019 does not include a net investment in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were transferred to the financing institution prior to the respective balance sheet dates.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties.  The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms.   Annual lease payments are recorded as a reduction in administrative operating expenses and not material in the nine months ended December 31, 2019.   Orion accounts for these transactions as operating leases.

NOTE 9 — OTHER INTANGIBLE ASSETS, NET

As of December 31, 2019, and March 31, 2019, the components of, and changes in, the carrying amount of Other intangible assets, net, were as follows (dollars in thousands):

	December 31, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,736	$(1,657)	$1,079	$2,667	$(1,529)	$1,138
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,008	—	1,008	1,007	—	1,007
Customer relationships	3,600	(3,529)	71	3,600	(3,459)	141
Developed technology	900	(801)	99	900	(717)	183
Total	$8,302	$(6,045)	$2,257	$8,232	$(5,763)	$2,469

Amortization expense on intangible assets was $0.1 million for the three months ended December 31, 2019 and 2018.   Amortization expense on intangible assets was $0.3 million for the nine months ended December 31, 2019 and 2018.

As of December 31, 2019, the weighted average remaining useful life of intangible assets was 4.6 years.

The estimated amortization expense for the remainder of fiscal 2020, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2020 (period remaining)	$79
Fiscal 2021	293
Fiscal 2022	196
Fiscal 2023	104
Fiscal 2024	101
Fiscal 2025	92
Thereafter	384
Total	$1,249

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of December 31, 2019, and March 31, 2019, Accrued expenses and other included the following (dollars in thousands):

	December 31, 2019	March 31, 2019
Compensation and benefits	$2,042	$1,212
Sales tax	557	713
Accrued project costs	1,677	3,293
Legal and professional fees	47	356
Warranty	502	282
Sales returns reserve	145	141
Credits due to customers	929	987
Other accruals	342	426
Total	$6,241	$7,410

Orion generally offers a limited warranty of one to ten years on its lighting products, including the pass through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, LED modules, chips and drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Beginning of period	$803	$721	$657	$673
Reclassification on adoption of ASC 606	—	—	—	73
Accruals	157	129	503	177
Warranty claims (net of vendor reimbursements)	(51)	(67)	(251)	(140)
End of period	$909	$783	$909	$783

NOTE 11 — NET INCOME (LOSS) PER COMMON SHARE

For the three and nine months ended December 31, 2018, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Basic and Diluted net income (loss) per common share was calculated based upon the following:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income (loss) (in thousands)	$2,304	$(662)	$12,993	$(5,792)
Denominator:
Weighted-average common shares outstanding	30,243,865	29,568,986	30,053,330	29,376,959
Weighted-average common shares and common share equivalents outstanding	30,824,078	29,568,986	30,862,088	29,376,959
Net income (loss) per common share:
Basic	$0.08	$(0.02)	$0.43	$(0.20)
Diluted	$0.07	$(0.02)	$0.42	$(0.20)

Orion uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires Orion to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on net income per common share during periods with net income, and accordingly, Orion excludes them from the calculation. Anti-dilutive equity instruments of approximately 203,734 and 220,534 common shares were excluded from the computation of diluted net income per common share for the three months and nine months ended December 31, 2019 respectively. Due to the net loss incurred during the three and nine months ended December 31, 2018, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, was not included in the diluted loss per common share calculation for those periods.

NOTE 12 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	December 31, 2019	March 31, 2019
Revolving credit facility	$829	$9,202
Equipment debt obligations	109	177
Total long-term debt	938	9,379
Less current maturities	(56)	(96)
Long-term debt, less current maturities	$882	$9,283

Revolving Credit Agreement

On October 26, 2018, Orion and its subsidiaries entered into a new secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “Credit Agreement”). On June 3, 2019, Orion and certain of its subsidiaries entered into an amendment (the “First Amendment”) to the Credit Agreement, which increased the maximum borrowing base credit available for certain of the customer receivables included in Orion’s borrowing base and provided for a borrowing base credit of up to $3.0 million based on inventory, in each case, subject to certain conditions. On August 2, 2019, Orion and certain of its subsidiaries entered into a second amendment (the “Second Amendment”) to the Credit Agreement, which established a rent reserve in an amount equal to three months’ rent payable at any leased location where Orion maintains inventory included in its borrowing base and provided for a reduction of the borrowing base credit that Orion may receive for inventory if Orion defaults under the lease for any such location. As of December 31, 2019, this rent reserve equaled $0.1 million. On November 21, 2019, Orion and certain of its subsidiaries entered into a third amendment (the “Third Amendment”) to the Credit Agreement, which extended the maturity date from October 26, 2020 to October 26, 2021; increased the sublimit under the Credit Agreement for advances under business credit cards from $1.5 million to $3 million; created a new $2 million sublimit permitting entry into foreign currency forward contracts with the lender; expanded the Company’s ability to make capital expenditures and incur other debt from time to time; and permitted the lender to amend the financial covenant included in the Credit Agreement (which requires the maintenance of a certain amount of unrestricted cash on deposit with the lender at the end of each month) upon receipt of the Company’s annual projections.

The Credit Agreement, as amended provides for a revolving credit facility (the “Credit Facility”) that matures on October 26, 2021. Borrowings under the Credit Facility are currently limited to $20.15 million, subject to a borrowing base requirement based on eligible receivables and inventory.  The Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of December 31, 2019, Orion’s borrowing base was $14.7 million, and Orion had $0.8 million in borrowings outstanding which were included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. Orion had no outstanding letters of credit leaving total borrowing availability of $13.9 million.

The Credit Agreement is secured by a security interest in substantially all of Orion's and its subsidiaries’ personal property.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate (but not less than 5.00% per year) plus an applicable margin determined by reference to Orion’s quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by total current liabilities, including the obligations under the Credit Agreement). As of December 31, 2019, the applicable interest rate was 5.25%. Among other fees, Orion is required to pay an annual facility fee equal to 0.45% of the credit limit under the Credit Agreement, which was paid at commencement (October 26, 2018) and is due on each anniversary thereof.

The Credit Agreement requires Orion to maintain nine months’ of “RML” as of the end of each month.  For purposes of the Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with the lender plus availability under the Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month. As of December 31, 2019, Orion was in compliance with this RML requirement.

The Credit Agreement also contains customary events of default and other covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on Orion’s stock, redeem, retire or purchase shares of Orion’s stock, make investments or pledge or transfer assets. If an event of default under the Credit Agreement occurs and is continuing, then the lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if Orion becomes the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.

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

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate based upon the facts and circumstances known to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three-month period ended December 31, 2019 and 2018, Orion recorded income tax expense of $39 thousand and $0, respectively, using this methodology. For the nine-month period ended December 31, 2019 and 2018, Orion recorded income tax expense of $66 thousand and $26 thousand, respectively, using this methodology.

As of December 31, 2019 and March 31, 2019 Orion had a full valuation allowance recorded against its deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the valuation allowance would increase income in the period such determination is made.

Uncertain Tax Positions

As of December 31, 2019, Orion’s balance of gross unrecognized tax benefits was approximately $0.1 million, all of which would reduce Orion’s effective tax rate if recognized.

Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as Other long-term liabilities to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in Income tax expense. Penalties and interest are included in the unrecognized tax benefits.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Litigation

Orion is subject to various claims and legal proceedings arising in the ordinary course of business. Orion does not believe the final resolution of any of such claims or legal proceedings will have a material adverse effect on Orion’s future results of operations or financial condition.

State Tax Assessment

During fiscal 2018, Orion was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017.   Although the final resolution of Orion's sales and use tax audit is uncertain, the ultimate disposition of this matter is not expected to have a material adverse effect on Orion's Condensed Consolidated Balance Sheets, statements of operations, or liquidity.

During fiscal 2019, Orion was notified of a pending sales and use tax audit by the California Department of Tax and Fee Administration for the period covering April 1, 2015 through March 31, 2018. During the previous quarter, the sales and use tax audit was finalized. The ultimate disposition of this matter did not have a material adverse effect on the Orion's Condensed Consolidated Balance Sheets, statements of operations, or liquidity.

NOTE 15 — SHAREHOLDERS’ EQUITY

Shareholder Rights Plan

On January 3, 2019, Orion entered into Amendment No. 1 to the Rights Agreement, which amended the Rights Agreement dated as of January 7, 2009 and extended its terms by three years to January 7, 2022.  Under the amendment, each common share purchase right (a “Right”), if exercisable, will initially represent the right to purchase from Orion, one share of Orion’s common stock, no par value per share, for a purchase price of $7.00 per share.

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

If a person becomes an Acquiring Person, holders of Rights (except as otherwise provided in the Rights Agreement) will have the right to receive upon exercise that number of shares of Orion’s common stock having a market value of two times the then-current purchase price, and all Rights beneficially owned by an Acquiring Person, or by certain related parties or transferees, will be null and void. If, after a Shares Acquisition Date, Orion is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right (except as otherwise provided in the Rights Agreement) will thereafter have the right to receive upon exercise that number of shares of the acquiring company’s common stock which at the time of such transaction will have a market value of two times the then-current purchase price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of Orion. At any time prior to a person becoming an Acquiring Person, the Board of Directors of Orion may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. Unless they are extended or earlier redeemed or exchanged, the Rights will expire on January 7, 2022.

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP.  In the three months ended December 31, 2019, Orion issued 666 shares under the ESPP plan at a closing market price of $3.35.

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2019	613	2.97
Quarter Ended September 30, 2019	570	2.85
Quarter Ended December 31, 2019	666	3.35
Total issued in fiscal 2020	1,849	$ 2.85 - 3.35

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of product revenue	$1	$1	$2	$3
Cost of service revenue	—	1	(1)	2
General and administrative	172	185	482	592
Sales and marketing	1	13	1	41
Research and development	11	—	31	1
Total	$185	$200	$515	$639

During the first nine months of fiscal 2020, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2019	1,312,593	467,836
Awards granted	279,468	—
Awards vested or exercised	(669,238)	(10,000)
Awards forfeited	(17,150)	(19,874)
Awards outstanding at December 31, 2019	905,673	437,962
Per share price on grant date	$3.02	—

As of December 31, 2019, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 1.6 years, was approximately $1.1 million.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2019	2018	2019	2018
Segments:
Orion Engineered Systems	$27,275	$6,802	$3,174	$33
Orion Distribution Services	3,634	6,102	(206)	(236)
Orion U.S. Markets	3,340	3,387	578	569
Corporate and Other	—	—	(1,108)	(953)
	$34,249	$16,291	$2,438	$(587)

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Segments:
Orion Engineered Systems	$104,369	$15,168	$15,861	$(1,944)
Orion Distribution Services	11,191	20,202	(691)	(1,082)
Orion U.S. Markets	9,389	7,941	1,750	793
Corporate and Other	—	—	(3,445)	(3,240)
	$124,949	$43,311	$13,475	$(5,473)

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

Managing Impacts of Tariffs and Trade Policies

There continues to be a debate regarding a wide range of policy options with respect to monetary, regulatory, and trade, amongst others, that the U.S. federal government has and may pursue, including the imposition of tariffs on certain imports. Certain sourced finished products and certain of the components used in our products are impacted by the imposed tariffs on imports from certain countries.  Our efforts to mitigate the impact of added costs include sourcing from non-tariff impacted countries, value engineering our products to reduce cost and raising prices. We believe that these mitigation activities will assist to offset added costs, and we currently believe that such tariffs will have a limited adverse financial effect on our results of operations. Any future policy changes that may be implemented could have a positive or negative consequence on our financial performance depending on how the changes would influence many factors, including business and consumer sentiment.

Strategic Approach

We remain optimistic about our near-term and long-term financial performance. Our ability to achieve our desired revenue growth and profitability goals depends on our ability to effectively execute on the following key strategic initiatives:

Focus on executing and marketing our turnkey LED retrofit capabilities to large national account customers. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities starting with energy audits and site assessments that lead to custom engineering and manufacturing through to fully managed installations. These attributes coupled with our superior customer service, high quality designs and expedited delivery responsiveness have resulted in contracts to retrofit multiple locations for multiple national account customers. We believe that these contracts will help lead our growth momentum for the remainder of fiscal 2020 and beyond. We also see the potential for maintenance and electrical services to be a component of our recurring revenue going forward as our customers recognize our ability to first deliver turnkey installations and then provide maintenance and other electrical services to their facilities.

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

Leveraging of our Smart Lighting Systems to Support Internet of Things Applications. We believe we are ideally positioned to help customers to efficiently deploy new IoT controls and applications by leveraging the “Smart Ceiling” capabilities of our solid state lighting system. IoT capabilities can include the management and tracking of facilities, personnel, resources and customer behavior, driving both sales and lowering costs for our customers. As a result, these added capabilities provide customers an even greater return on investment from their lighting system and make us an even more attractive partner.

Recent Developments

During fiscal 2019 and fiscal 2020, we signed a series of contracts to retrofit multiple locations for a major national account customer with our state-of-the-art LED lighting systems and wireless IoT enabled control solutions at locations nationwide.  We currently expect total revenue from the customer to be approximately $130 million, dependent on purchase orders, a significant amount of which we expect to be recognized during fiscal 2020.

Results of Operations - Three Months Ended December 31, 2019 versus Three Months Ended December 31, 2018

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended December 31,
	2019	2018		2019	2018
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$25,867	$13,952	85.4%	75.5%	85.6%
Service revenue	8,382	2,339	258.4%	24.5%	14.4%
Total revenue	34,249	16,291	110.2%	100.0%	100.0%
Cost of product revenue	19,075	10,508	81.5%	55.7%	64.5%
Cost of service revenue	6,900	1,613	327.8%	20.1%	9.9%
Total cost of revenue	25,975	12,121	114.3%	75.8%	74.4%
Gross profit	8,274	4,170	98.4%	24.2%	25.6%
General and administrative expenses	2,662	2,269	17.3%	7.8%	13.9%
Sales and marketing expenses	2,735	2,190	24.9%	8.0%	13.4%
Research and development expenses	439	298	47.3%	1.3%	1.8%
Income (loss) from operations	2,438	(587)	NM	7.1%	(3.6)%
Other income	2	31	(93.5)%	0.0%	0.2%
Interest expense	(38)	(77)	(50.6)%	(0.1)%	(0.5)%
Amortization of debt issue costs	(61)	(31)	96.8%	(0.2)%	(0.2)%
Interest income	2	2	—	0.0%	0.0%
Income (loss) before income tax	2,343	(662)	NM	6.8%	(4.1)%
Income tax expense	39	—	NM	0.1%	—
Net income (loss)	$2,304	$(662)	NM	6.7%	(4.1)%

*	NM - Not Meaningful

Revenue. Product revenue increased 85.4%, or $11.9 million, for the third quarter of fiscal 2020 versus the third quarter of fiscal 2019. The increase in product revenue was the result of higher sales volume through our national account channel, and almost exclusively as a result of a major retrofit project for multiple locations for one of our national account customers. Service revenue increased 258.4%, or $6.0 million, due to higher sales volume through our national account channel for the major retrofit project for one customer and the timing of those project installations. In the third quarter of fiscal 2020, sales to this one national account customer represented 72.3% of our total revenue. Total revenue increased by 110.2%, or $18.0 million, due to the items discussed above.

Cost of Revenue and Gross Margin. Cost of product revenue increased 81.5%, or $8.6 million, in the third quarter of fiscal 2020 versus the third quarter of fiscal 2019 due to the significant increase in our sales.  Cost of service revenue increased 327.8% or $5.3 million, in the third quarter of fiscal 2020 versus the third quarter of fiscal 2019 due to the increase in sales. Gross margin decreased from 25.6% of revenue in fiscal 2019 to 24.2% in fiscal 2020, due to the change in customer sales mix and lower average margins on sales for the major retrofit project to one national account customer.

Operating Expenses

General and Administrative. General and administrative expenses increased 17.3%, or $0.4 million in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, primarily due to higher bonus and employment costs.

Sales and Marketing. Sales and marketing expenses increased 24.9%, or $0.5 million, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. This comparative increase was primarily due to an increase in commission expense on higher sales and higher employment costs.

Research and Development. Research and development expenses in the third quarter of fiscal 2020 increased 47.3%, or $0.1 million, compared to the third quarter of fiscal 2019, primarily due to higher employment costs.

Other Income. Other income in the third quarter of fiscal 2020 primarily represented product royalties received from licensing agreements for our patents.

Interest Expense. Interest expense in the third quarter of fiscal 2020 decreased by 50.6%, or $39 thousand, from the third quarter of fiscal 2019. The decrease in interest expense was primarily due to fewer sales of receivables in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019.

Amortization of debt issue costs. Amortization of debt issue costs in the third quarter of fiscal 2020 increased by $30 thousand from the third quarter of fiscal 2019. The increase in amortization of debt issue costs was due to the timing of the execution of our credit agreement.

Interest Income. Interest income in the third quarter of fiscal 2020 remained relatively flat compared to the third quarter of fiscal 2019. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense increased $39 thousand, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Our income tax expense is due primarily to minimum state tax liabilities.

Orion Engineered Systems Division

Our OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OES segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2019	2018	% Change
Revenues	$27,275	$6,802	301.0%
Operating income	$3,174	$33	9518.2%
Operating margin	11.6%	0.5%

*	NM - Not Meaningful

OES segment revenue in the third quarter of fiscal 2020 was $27.3 million, an increase of $20.5 million from the third quarter of fiscal 2019, as a result of the increase in volume of turnkey projects to one large national account customer.

OES segment operating income in the third quarter of fiscal 2020 was $3.2 million, an increase of $3.2 million from the third quarter of fiscal 2019. The increase in the segment’s operating income was the result of higher sales in this segment, resulting in improved operating leverage.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2019	2018	% Change
Revenues	$3,634	$6,102	(40.4)%
Operating loss	$(206)	$(236)	12.7%
Operating margin	(5.7)%	(3.9)%

*	NM - Not Meaningful

ODS segment revenue decreased in the third quarter of fiscal 2020 by 40.4%, or $2.5 million, compared to the third quarter of fiscal 2019, primarily due to a decrease in sales volume through our distribution channel.

ODS segment operating loss in the third quarter of fiscal 2020 was relatively flat, compared to the third quarter of fiscal 2019, reflecting lower allocated costs.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2019	2018	% Change
Revenues	$3,340	$3,387	(1.4)%
Operating income	$578	$569	1.6%
Operating margin	17.3%	16.8%

*	NM - Not Meaningful

USM segment revenue was relatively flat in the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019.

USM segment operating income for the third quarter of fiscal 2020 was relatively flat, compared to the third quarter of fiscal 2019.

Results of Operations - Nine Months Ended December 31, 2019 versus Nine Months Ended December 31, 2018

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Nine Months Ended December 31,
	2019	2018		2019	2018
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$93,778	$38,350	144.5%	75.1%	88.5%
Service revenue	31,171	4,961	528.3%	24.9%	11.5%
Total revenue	124,949	43,311	188.5%	100.0%	100.0%
Cost of product revenue	68,778	29,599	132.4%	55.0%	68.3%
Cost of service revenue	24,823	3,544	600.4%	19.9%	8.2%
Total cost of revenue	93,601	33,143	182.4%	74.9%	76.5%
Gross profit	31,348	10,168	208.3%	25.1%	23.5%
General and administrative expenses	8,274	7,681	7.7%	6.6%	17.7%
Sales and marketing expenses	8,359	6,903	21.1%	6.7%	15.9%
Research and development expenses	1,240	1,057	17.3%	1.0%	2.4%
Income (loss) from operations	13,475	(5,473)	346.2%	10.8%	(12.6)%
Other income	22	65	(66.2)%	0.0%	0.2%
Interest expense	(261)	(335)	22.1%	(0.2)%	(0.8)%
Amortization of debt issue costs	(182)	(31)	487.1%	(0.1)%	(0.1)%
Interest income	5	8	(37.5)%	0.0%	0.0%
Income (loss) before income tax	13,059	(5,766)	326.5%	10.5%	(13.3)%
Income tax expense	66	26	153.8%	0.1%	0.1%
Net Income (loss)	$12,993	$(5,792)	324.3%	10.4%	(13.4)%

*	NM - Not Meaningful

Revenue. Product revenue increased 144.5%, or $55.4 million, for the first nine month of fiscal 2020 versus the first nine month of fiscal 2019. The increase in product revenue was the result of higher sales volume through our national account channel, and exclusively the result of a major retrofit project for multiple locations for one of our national account customers. Service revenue increased 528.3%, or $26.2 million, due to higher sales volume through our national account channel for the major retrofit project for one customer and the timing of those project installations. In the first nine months of fiscal 2020, sales to this one national account customer represented 77.3% of our total revenue. Total revenue increased by 188.5%, or $81.6 million, due to the items discussed above.

Cost of Revenue and Gross Margin. Cost of product revenue increased 132.4%, or $39.2 million, in the first nine months of fiscal 2020 versus the first nine months of fiscal 2019 due to the increase in sales.  Cost of service revenue increased 600.4% or $21.3 million, in the first nine months of fiscal 2020 versus the first nine months of fiscal 2019 due to the increase in sales. Gross margin increased from 23.5% of revenue in fiscal 2019 to 25.1% in fiscal 2020, due to our higher sales levels covering fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses increased 7.7%, or $0.6 million, in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019, primarily due to higher bonus and employment costs, partially offset by lower consulting and legal costs.

Sales and Marketing. Sales and marketing expenses increased 21.1%, or $1.5 million, in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. The comparative increase was primarily due to an increase in commission expense on higher sales and higher employment costs.

Research and Development. Research and development expenses increased 17.3%, or $0.2 million, in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. The increase was primarily due to higher employment costs.

Other Income. Other income in the first nine months of fiscal 2020 primarily represented product royalties received from licensing agreements for certain of our patents.

Interest Expense. Interest expense in the first nine months of fiscal 2020 decreased by 22.1%, or $0.1 million, from the first nine months of fiscal 2019. The decrease in interest expense in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019 was due primarily to fewer sales of receivables partially offset by higher interest expense of increased borrowings under our revolving credit agreement.

Amortization of debt issue costs. Amortization of debt issue costs in the first nine months of fiscal 2020 increased by $0.2 million from the first nine months of fiscal 2019. The increase in amortization of debt issue costs was due to the timing of the execution of our credit agreement.

Interest Income. Interest income in the first nine months of fiscal 2020 remained relatively flat compared to the first nine months of fiscal 2019. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense increased 153.8%, or $40 thousand, in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. Our income tax expense is due primarily to minimum state tax liabilities.

Orion Engineered Systems Division

The following table summarizes our OES segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2019	2018	% Change
Revenues	$104,369	$15,168	588.1%
Operating income (loss)	$15,861	$(1,944)	NM
Operating margin	15.2%	(12.8)%

*	NM - Not Meaningful

OES segment revenue in the first nine months of fiscal 2020 was $104.4 million, an increase of $89.2 million from the first nine months of fiscal 2019, as a result of the increase in volume of turnkey projects to one large national account customer.

OES segment operating income in the first nine months of fiscal 2020 was $15.9 million, an increase of $17.8 million from an operating loss of $2.0 million in the first nine months of fiscal 2019. The increase in the segment’s operating income was the result of significantly higher sales.

Orion Distribution Services Division

The following table summarizes our ODS segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2019	2018	% Change
Revenues	$11,191	$20,202	(44.6)%
Operating loss	(691)	(1,082)	36.1%
Operating margin	(6.2)%	(5.4)%

*	NM - Not Meaningful

ODS segment revenue decreased in the first nine months of fiscal 2020 by 44.6%, or $9.0 million, compared to the first nine months of fiscal 2019, primarily due to a decrease in sales volume through our distribution channel.

ODS segment operating loss in the first nine months of fiscal 2020 was $(0.7 million), a decrease of $0.4 million from an operating loss of $(1.1 million) in the first nine months of fiscal 2019. The decrease in the operating loss in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019 was primarily due to the decrease in sales and related product costs.

Orion U.S. Markets Division

The following table summarizes our USM segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2019	2018	% Change
Revenues	$9,389	$7,941	18.2%
Operating income	$1,750	$793	120.7%
Operating margin	18.6%	10.0%

*	NM - Not Meaningful

USM segment revenue increased from the first nine months of fiscal 2019 by 18.2%, or $1.5 million.  The increase in revenue during the first nine months of fiscal 2020 compared to the third quarter of fiscal 2019 was due to an increase in sales volume.

USM segment operating income for the first nine months of fiscal 2020 was $1.8 million, an increase of $1.0 million over the first nine months of fiscal 2019. The increase in operating income in the first nine months of fiscal 2019 was due primarily to the increase in sales volume.

Liquidity and Capital Resources

Overview

We had approximately $13.8 million in cash and cash equivalents as of December 31, 2019, compared to $8.7 million at March 31, 2019.  Our cash position increased as a result of our significantly increased net income, offset by working capital changes and the net repayment of $8.4 million on our revolving credit facility.

During the third quarter of fiscal 2019, we listed our corporate office location in Manitowoc, Wisconsin for sale or lease to increase our liquidity by attempting to divest a non-core asset. Because of the uncertainty of a sale of our building in the next 12 months, the building continues to be classified as held and used as of December 31, 2019. However, any sale of our building will likely result in a non-cash impairment charge, as the building is currently listed for below its net book value.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2019 and 2018 (in thousands):

	Nine Months Ended December 31,
	2019	2018
Operating activities	$14,275	$(1,610)
Investing activities	(655)	(196)
Financing activities	(8,587)	(1,022)
Increase (decrease) in cash and cash equivalents	$5,033	$(2,828)

Cash Flows Related to Operating Activities. Cash provided by (used in) operating activities primarily consisted of a net income (loss) adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the first nine months of fiscal 2020 was $14.3 million and consisted of our net income adjusted for non-cash expense items of $15.1 million and net cash used by changes in operating assets and liabilities of $0.8 million.  Cash used by changes in operating assets and liabilities consisted primarily of a decrease of $3.0 million in Accounts payable, and a decrease of $1.3 million in Accrued expenses and other based on timing of invoice receipt and payment. Cash provided by changes in operating assets and liabilities consisted primarily of a decrease of $3.0 million in Revenue earned but not billed due to the timing on revenue recognition compared to invoicing, and $1.0 million in Inventory primarily due to the timing of anticipated fourth quarter sales.

Cash used in operating activities for the first nine months of fiscal 2019 was ($1.6 million) and consisted of a net loss adjusted for non-cash expense items of ($3.8 million) and net cash provided by changes in operating assets and liabilities of $2.2 million.  Cash used by changes in operating assets and liabilities consisted primarily of a decrease of $0.8 million in Revenue earned but not billed due to timing on revenue recognition compared to invoicing, and an increase in Inventory of $0.4 million on anticipated fourth quarter sales. Cash provided by changes in operating assets and liabilities consisted primarily of a decrease of $2.9 million in Accounts receivable due to lower sales and the timing of customer collections, and an increase of $0.6 million in Accounts payable based on timing of payments.

Cash Flows Related to Investing Activities. Cash used in investing activities of ($0.7 million) in the first nine months of fiscal 2020 consisted of purchases of property and equipment.

Cash used in investing activities in the first nine months of fiscal 2019 consisted of purchases of property and equipment and additions to patents and licenses.

Cash Flows Related to Financing Activities. Cash used in financing activities of ($8.6 million) in the first nine months of fiscal 2020. This use of cash consisted primarily of net repayments of ($8.4 million) on our revolving credit facility.

Cash used in financing activities of ($1.0 million) in the first nine months of fiscal 2019. This use of cash consisted primarily of net repayments of ($0.6 million) of our new and prior revolving credit facility and debt issue costs associated with our Credit Agreement (defined below) of ($0.4 million).

Working Capital

Our net working capital as of December 31, 2019 was $19.4 million, consisting of $42.7 million in current assets and $23.3 million in current liabilities. Our net working capital as of March 31, 2019 was $14.0 million, consisting of $41.4 million in current assets and $27.3 in current liabilities. Our current Accounts receivable, net balance increased by $0.4 million from the fiscal 2019 year-end primarily due to higher sales to one national account customer and the timing of customer collections. Our Inventories, net decreased from the fiscal 2019 year-end by $1.2 million due primarily to the timing of project installations and anticipated fourth quarter sales. Our Accounts payable decreased $2.8 million due to the timing of purchases and payments during the quarter.  Our Accrued expenses decreased from our fiscal 2019 year-end by $1.2 million due primarily to a decrease in accrued project costs due to timing of project installation and invoice receipt, offset by higher accrued commissions, as a result of higher sales.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our Accounts receivable, Inventory and payables may increase to the extent our revenue and order levels increase.

Indebtedness

Revolving Credit Agreement

On October 26, 2018, we entered into a secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “Credit Agreement”). On June 3, 2019, we and certain of our subsidiaries entered into an amendment (the “First Amendment”) to the Credit Agreement, which increased the maximum borrowing base credit available for certain of the customer receivables included in our borrowing base and provided for a borrowing base credit of up to $3.0 million based on inventory, in each case, subject to certain conditions. On August 2, 2019, we and certain of our subsidiaries entered into a second amendment (the “Second Amendment”) to the Credit Agreement, which established a rent reserve in an amount equal to three months’ rent payable at any leased location where we maintain inventory included in our borrowing base and provided for a reduction of the borrowing base credit that we may receive for inventory if we default under the lease for any such location.  As of the date of the Second Amendment, this rent reserve equaled $0.1 million. On November 21, 2019, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement, which extended the maturity date from October 26, 2020 to October 26, 2021; increased the sublimit under the Credit Agreement for advances under business credit cards from $1.5 million to $3 million; created a new $2 million sublimit permitting entry into foreign currency forward contracts with the lender; expanded our ability to make capital expenditures and incur other debt from time to time; and permitted the lender to amend the financial covenant included in the Credit Agreement (which requires the maintenance of a certain amount of unrestricted cash on deposit with the lender at the end of each month) upon receipt of the our annual projections.

The Credit Agreement, as amended, provides for a revolving credit facility (the “Credit Facility”) that matures on October 26, 2021. Borrowings under the Credit Facility are limited to $20.15 million subject to a borrowing base requirement based on eligible receivables and inventory. The Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of December 31, 2019, our borrowing base was $14.7 million, and we had $0.8 million in borrowings outstanding which were included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2019, we had no outstanding letters of credit leaving total additional borrowing availability of $13.9 million.

The Credit Agreement is secured by a security interest in substantially all of our and our subsidiaries’ personal property.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate (but not less than 5.00% per year) plus an applicable margin determined by reference to our quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by the total current liabilities, including the obligations under the Credit Agreement). As of December 31, 2019, the applicable interest rate was 5.25%. Among other fees, we are required to pay an annual facility fee equal to 0.45% of the credit limit under the Credit Agreement due annually October 26.

The Credit Agreement requires us to maintain nine months’ of “RML” as of the end of each month.  For purposes of the Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with the lender plus availability under the Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month. As of December 31, 2019, we were in compliance with this RML requirement.

The Credit Agreement also contains customary events of default and other covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on our stock, redeem, retire or purchase shares of our stock, make investments or pledge or transfer assets. If an event of default under the Credit Agreement occurs and is continuing, then the lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if we become the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.6 million and $0.2 million for the nine-month periods ended December 31, 2019, and 2018, respectively. We plan to incur approximately $0.7 million in capital expenditures in fiscal 2020.  We expect to finance these capital expenditures primarily through our existing cash, equipment-secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Agreement.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $19.2 million and $10.8 million as of December 31, 2019 and March 31, 2019, respectively.  We generally expect our backlog to be recognized as revenue within one year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.  A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2019. For the nine months ended December 31, 2019, there were no material changes in our accounting policies.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019 are effective.

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

There were no additional changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of business. We do not believe the final resolution of any of such claims or legal proceedings will have a material adverse effect on Orion’s future results of operations or financial condition.

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

10.1

Amendment No. 3 to Business Financing Agreement dated as of November 21, 2019 among Orion Energy Systems, Inc., Western Alliance Bank, as lender, and the subsidiary borrowers party thereto. [Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on November 22, 2019 (File No. 001-33887)]

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2020.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)