Form 10-K
period 2020-03-31
ORION ENERGY SYSTEMS, INC.
filed 2020-06-05
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $65,729,416.

As of May 31, 2020, there were 30,274,101 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on August 6, 2020 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

ORION ENERGY SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED March 31, 2020

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that are based on Orion Energy Systems, Inc's ("Orion", "we", "us", "our" and similar references) beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A. of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•

our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic;

•

the deterioration of market conditions, including our dependence on customers' capital budgets for sales of products and services, and adverse impacts on costs and the demand for our products as a result of factors such as the COVID-19 pandemic and the implementation of tariffs;

•	our ability to successfully launch, manage and maintain our refocused business strategy to successfully bring to market new and innovative product and service offerings ;
•	our recent and expected fiscal 2021 reliance on revenue generated from the retrofit of a few national account projects;
•

our lack of major sources of recurring revenue, our dependence on a limited number of key customers, and the potential consequences of the loss of one or more key customers or suppliers, including key contacts at such customers;

•	our ability to identify and successfully complete transactions with suitable acquisition candidates in the future as part of our growth strategy;
•	the availability of additional debt financing and/or equity capital to pursue our evolving strategy and sustain our growth initiatives;
•	our risk of potential loss related to single or focused exposure within the current customer base and product offerings;
•	our ability to sustain our profitability and positive cash flows;
•	our ability to differentiate our products in a highly competitive and converging market, expand our customer base and gain market share;
•	our ability to manage and mitigate downward pressure on the average selling prices of our products as a result of competitive pressures in the light emitting diode ("LED") market;
•	our ability to manage our inventory and avoid inventory obsolescence in a rapidly evolving LED market;
•	the reduction or elimination of investments in, or incentives to adopt, LED lighting and solar power technologies;
•	our increasing reliance on third parties for the manufacture and development of products, product components, as well as the provision of certain services;
•

our increasing emphasis on selling more of our products through third party distributors and sales agents, including our ability to attract and retain effective third party distributors and sales agents to execute our sales model;

•	our ability to develop and participate in new product and technology offerings or applications in a cost effective and timely manner;
•	our ability to maintain safe and secure information technology systems;
•	our failure to comply with the covenants in our revolving credit agreement;

•	our ability to recruit, hire and retain talented individuals in all disciplines of our company;
•	our ability to balance customer demand and production capacity;
•	our ability to maintain an effective system of internal control over financial reporting;
•	price fluctuations (including as a result of tariffs), shortages or interruptions of component supplies and raw materials used to manufacture our products;
•	our ability to defend our patent portfolio and license technology from third parties;
•	a reduction in the price of electricity;
•	the cost to comply with, and the effects of, any current and future industry and government regulations, laws and policies;
•	the sale of our corporate office building which will likely result in a non-cash impairment charge; and
•	potential warranty claims in excess of our reserve estimates.

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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting, wireless Internet of Things (“IoT”) enabled control solutions, project engineering, design energy project management and maintenance services. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, exterior area lighting, and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.

Our lighting products consist primarily of LED lighting fixtures, many of which include IoT enabled control systems. Our principal customers include large national account end-users, federal and state government facilities, large regional account end-users, electrical distributors, electrical contractors and energy service companies ("ESCOs"). A substantial amount of our products are manufactured at our leased production facility located in Manitowoc, Wisconsin. In addition, certain products and components are sourced from third parties in order to provide versatility in our product development and portfolio.

We have significant experience offering our comprehensive project management services to national and regional account customers as well as federal and state government facilities to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration.

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

We typically sell our lighting systems in replacement of our customers’ existing lighting fixtures. We call this replacement process a "retrofit". We frequently sell our products and services directly to our customers and in many cases we provide design and installation as well as project management services. We also sell our lighting systems on a wholesale basis, principally to electrical distributors, electrical contractors and ESCOs to sell to their own customer bases.

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

For financial results by reportable segment, please refer to Note 18 – Segment Data in our consolidated financial statements included in Item 8. of this Annual Report.

Orion Engineered Systems Division

Our OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

Orion Distribution Services Division

Our ODS segment sells lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

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

Our products deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. We estimate that our energy management systems reduce our customers’ legacy lighting-related electricity costs by approximately 50% or greater, while maintaining their quantity of light after the reduced wattage and improving overall lighting quality when replacing traditional fixtures. Our customers with legacy lighting systems typically realize a one to four-year payback period, and most often 18 – 24 months, from electricity cost savings generated by our lighting systems without considering utility incentives or government subsidies. Energy-efficient lighting systems are cost-effective and environmentally responsible solutions allowing end users to reduce operating expenses.

We serve government and private sector end-customers in the following primary markets: commercial office and retail, exterior area lighting and industrial applications.

Commercial office and retail. Our commercial office and retail market includes commercial office buildings, retail store fronts, government offices, schools, hospitals and other buildings with traditional 10 to 12 foot ceiling heights. We believe we have the opportunity to increase our revenue by serving this market with our LED Door Retrofit, or LDRTM, lighting solutions.

Exterior Area lighting. Our market for area lighting includes parking garages, surface lots, automobile dealerships and gas service stations.

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

We believe that utilities within the United States recognize the importance of energy efficiency as an economical means to manage capacity constraints and as a low-cost alternative when compared to the construction costs of building new power plants. Accordingly, many of these utilities are continually focused on demand reduction through energy efficiency. According to our research of individual state and utility programs, utilities design and fund programs that promote or deliver energy efficiency through legislation, regulation or voluntary action. Our product sales are not solely dependent upon these incentive programs, but we do believe that these incentive programs provide an important benefit as our customers evaluate their out-of-pocket cash investments.

Our Solution

Value Proposition. We estimate our LED lighting systems generally reduce lighting-related electricity costs by approximately 50% or greater, compared to legacy fixtures, while retaining the quantity of light and improving overall lighting quality.

Multi-Facility Roll-Out Capability. We offer our customers a single source, turnkey solution for project implementation in which we manage and maintain responsibility for entire multi-facility rollouts of our energy management solutions across North American commercial and industrial facility portfolios. This capability allows us to offer our customers an orderly, timely and scheduled process for recognizing energy reductions and cost savings.

Rapid Payback Period. In most retrofit projects where we replace HID and HIF fixtures, our customers typically realize a one to four year, but most often 18 – 24 months, payback period on our lighting systems. These returns are achieved without considering utility incentives or government subsidies (although subsidies and incentives are continually being made available to our customers in connection with the installation of our systems that further shorten payback periods).

Easy Installation, Implementation and Maintenance. Most of our fixtures are designed with a lightweight construction and modular plug-and-play architecture that allows for fast and easy installation, facilitates maintenance, and integration of other components of our energy management system. Our office LED Troffer Door Retrofit ("LDRTM") products are designed to allow for fast and easy installation without disrupting the ceiling space or the office workspace. We believe our system’s design reduces installation time and expense compared to other lighting solutions, which further improves our customers’ return on investment. We also believe that our use of standard components reduces our customers’ ongoing maintenance costs.

Expanded Product Offerings. We are committed to continuing to develop LED product offerings in all of the markets we serve. Our third generation of ISON® class of LED interior fixture delivers a market leading up to 214 lumens per watt. This advancement means our customers can get more light with less energy, and sometimes fewer fixtures, than with any other product on the market. We have also recently launched a variety of new products, features and functionality targeting healthcare, food service, high and low temperature environments and other market segments. Our lighting products also may be configured to include IoT enabled control systems. See "Products and Services" below.

Environmental Benefits. By allowing for the permanent reduction of electricity consumption, we believe our energy management systems reduce indirect CO2 emissions that are a negative by-product of energy generation.

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

Comprehensive Project Management. We offer our customers a single source solution whereby we manage and are responsible for an entire retrofit lighting project, from initial site surveys and energy audits through to installation and controls integration. Our ability to offer such comprehensive turnkey project management services, coupled with best-in-class customer service, allows us to deliver energy reductions and cost savings to our customers in timely, orderly and planned multi-facility rollouts nationwide. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities. These turnkey services were the principal reason we achieved significant revenue growth in fiscal 2020 as we executed on our commitment to retrofit multiple locations for a major national account customer. Our success in the national account market segment centers on our turnkey design, engineering, manufacturing and project management capabilities, which represent a very clear competitive advantage for us among large enterprises seeking to benefit from the illumination benefits and energy savings of LED lighting across locations nationwide. Few LED lighting providers are organized to serve every step of a custom retrofit project in a comprehensive, non-disruptive and timely fashion, from custom fixture design and initial site surveys to final installations. Incrementally, we are also able to help customers deploy state-of-the-art control systems that provide even greater long-term value from their lighting system investments.

Large and Growing Customer Base. We have developed a large and growing national customer base and have installed our products in commercial and industrial facilities across North America. We believe that the willingness of our blue-chip customers to install our products across multiple facilities represents a significant endorsement of our value proposition, which in turn helps us sell our energy management systems to new customers. We intend to leverage our expertise in managing projects across multiple facilities within our new LED product markets, which now include new customer opportunities with banks, insurance companies, hospitals, fast food chains, retail storefronts, grocery and pharmacies.

Innovative Technology. We have developed a portfolio of United States patents primarily covering various elements of our products. We believe these innovations allow our products to produce more light output per unit of input energy compared to our competition. We also have patents pending that primarily cover various elements of our newly developed LED products and certain business methods. To complement our innovative energy management products, our integrated energy management services provide our customers with a turnkey solution either at a single facility or across their North American facility footprints. Our demonstrated ability to innovate provides us with significant competitive advantages. Our lighting products offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID or traditional fluorescent fixtures. Beyond the benefits of our lighting fixtures, we believe that there is also an opportunity to utilize our system platform as a “connected ceiling” or “smart ceiling”, or a framework or network that can support the installation and integration of other solutions on a digital platform. This “smart ceiling” can be integrated with other technologies to collect data and manage assets and resources more efficiently. Orion’s percentage of systems utilizing IoT enabled devices has grown significantly over the past few years and we expect this trend to continue. Our “Industrial Internet of Things” or IoT enabled devices not only contain energy management control functions, but also have the ability to collect facility usage and traffic data as well as collect data from other facility mechanical systems, providing our customers with a path to digitization for their business operations.

Expanded Sales and Distribution Network. In addition to selling directly to national accounts, electrical contractors and ESCOs, we sell our lighting products and services to electrical distributors through a North American network of independent lighting agencies. As of the end of fiscal 2020, we had 33 independent lighting agencies representing us in substantially all of North America. We intend to continue to selectively evaluate our sales network in the future, with a focus on geographic regions where we do not currently have a strong sales presence.

Recent Events – Impact of COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business has been adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last month of our fiscal 2020 year. As an essential business, we provide products and services to ensure energy and lighting infrastructure and we therefore have continued to operate throughout the pandemic. Nonetheless, we did experience a curtailment of activity in the last few weeks of our 2020 fiscal year, including the delay of project installations for our major national account customer.

As part of our recent response to the impacts of the COVID-19, we have taken a number of cost reduction and cash conservation measures, including reducing headcount. While restrictions have begun to lessen in certain jurisdictions during our fiscal 2021 first quarter, stay-at-home or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of multiple projects have been extended. As of the date of this report, it is not possible to predict the overall long-term impact the COVID-19 pandemic will have on our business, liquidity, capital resources or financial results, although our results of operations for at least the first half of fiscal 2021 will be materially adversely affected.

Our Growth Strategies

In fiscal 2020, we continued to successfully capitalize on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, including being awarded a very large project for a major national account. To build on this success, we are evolving our business strategy to further leverage this unique capability, while making targeted additions to the scope and nature of our products and services to enhance the value we can provide to our customers. In particular, we are working to develop recurring revenue streams, including lighting and electrical maintenance services, with an emphasis on utilizing control sensor technology to collect data and assist customers in the digitization of this data, along with other potential services. We also plan to expand our “smart-building” and “connected ceiling” IoT capabilities, along with related software and control technology products and services offerings. While we intend to pursue these expansion strategies organically, we also are actively exploring potential acquisitions that could accelerate our progress. Our ability to achieve our desired revenue and profitability goals depends on our ability to manage the adverse impact of COVID-19 and effectively execute on the following key strategic initiatives.

Focus on executing and marketing our turnkey LED retrofit capabilities to large national account customers. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities starting with energy audits and site assessments that lead to custom engineering and manufacturing through to fully managed installations. These attributes coupled with our superior customer service, high quality designs and expedited delivery responsiveness resulted in our contract to retrofit multiple locations for a single national account in fiscal 2020.

Continue Product Innovation. We continue to innovate, developing lighting fixtures and features that address specific customer requirements, while also working to maintain a leadership position in energy efficiency, smart product design and installation benefits. For interior building applications, we have recently relaunched our antimicrobial troffer fixture which supports the suppression of bacteria, mold, fungi, and mildew, and are currently developing an air circulation troffer to support improved air circulation. We also continue to deepen our capabilities in the integration of smart lighting controls. Our goal is to provide state-of-the-art lighting products with modular plug-and-play designs to enable lighting system customization from basic controls to advanced IoT capabilities.

Leverage Orion’s Smart Lighting Systems to Support Internet of Things Applications. We believe we are ideally positioned to help customers to efficiently deploy new IoT controls and applications by leveraging the “Smart Ceiling” capabilities of their Orion solid state lighting system. IoT capabilities can include the management and tracking of facilities, personnel, resources and customer behavior, driving both sales and lowering costs. As a result, these added capabilities provide customers an even greater return on investment from their lighting system and make us an even more attractive partner, providing our customers with a path to digitization for their business operations.

Develop Maintenance Service Offerings. We believe we can leverage our construction management process expertise to develop a high-quality, quick-response, multi-location maintenance service offering. Our experience with large national customers and our large installed base of fixtures position us well to extend a maintenance offering to historical customers, as well as to new customers. Development of this recurring revenue stream is in the preliminary stage, but we believe there is significant market opportunity.

Support success of our ESCO and agent driven distribution sales channels. We continue to focus on building our relationships and product and sales support for our ESCO and agent driven distribution channels. These efforts include an array of product and sales training efforts as well as the development of new products to cater to the unique needs of these sales channels.

Products and Services

Our primary focus has been the sale of our LED lighting fixtures with integrated controls technology and related installation services. We will continue to focus on these products and services, as well as the development of a maintenance service offering.

Currently, substantially all of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although as the LED market continues to evolve, we also source products and components from third parties in order to have versatility in our product development. We are focused on researching, developing and/or acquiring new innovative LED products and technologies for the retrofit markets. We plan to focus our efforts on developing creative new LED retrofit products in order to offer our customers a variety of integrated energy management services, such as system design, project management and installation.

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

Smart Lighting Controls. We offer a broad array of smart building control systems. These control systems provide both lighting control options (such as occupancy, daylight, or schedule control) and data intelligence capabilities for building managers to log, monitor, and analyze use of space, energy savings, and provide physical security of the space.

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

Services

We provide a range of fee-based lighting-related energy management services to our customers, including:

•	comprehensive site assessment, which includes a review of the current lighting and controls including IoT enabled devices requirements and energy usage at the customer’s facility;
•	site field verification, or SFV, during which we perform a test implementation of our energy management system at a customer’s facility;
•	utility incentive and government subsidy management, where we assist our customers in identifying, applying for and obtaining available utility incentives or government subsidies;
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

•	installation services, for our products, which we provide through our national network of qualified third-party installers;
•	complete facility design commissioning of IoT enabled control devices; and
•	recycling in connection with our retrofit installations, where we remove, dispose of and recycle our customer’s legacy lighting fixtures.

We also provide other services that comprise a small amount of our revenue. These services primarily include management and control of power quality and remote monitoring and control of our installed systems. We also sell and distribute replacement lamps and fixture components into the after-market.

Our Customers

We primarily target commercial, institutional and industrial customers who have warehousing, retail, manufacturing, and office facilities. In fiscal 2018, two customers accounted for 11.7% and 10.8% of our total revenue, respectively. In fiscal 2019, one customer accounted for 20.7% of our total revenue. In fiscal 2020, this same customer accounted for 74.1% of our total revenue. We expect that we will continue to experience significant customer concentration in fiscal 2021, particularly as we focus on our large customer multi-location retrofit program. While we continue to seek to diversify our customer base by expanding our reach to national accounts, ESCOs and the agent driven distribution channel, we expect to continue to derive a significant percentage of our revenue from contracts with one or a few customers. These contracts are entered into in the ordinary course of business and provide that we will deliver products and services on a work order or purchase order basis and any purchase order may be terminated prior to shipment. These contracts generally do not guarantee that the customer will buy our products or services.

The amount and concentration of our revenues with one or more customer may fluctuate on a year to year or quarter to quarter basis depending on the number of purchase orders issued by our customers. The loss of a significant customer or the termination of a material volume of purchase orders (or the underlying agreements) could have a material adverse effect on our results of operations. Additionally, the COVID-19 pandemic has resulted in the delay of multiple customer projects, and we expect these resulting delays will have a material adverse effect on our results of operations in at least the first half fiscal 2021.

Sales and Marketing

We sell our products in one of three ways: (i) directly with our relationships with our national account partners; (ii) indirectly through independent sales agencies and broadline North American distributors; and (iii) through ESCOs. Our ODS segment focuses on developing and expanding customer relationships with independent manufacturer’s agents and broadline distributors. As of the end of fiscal 2020 we had 33 independent lighting agencies representing us in substantially all of North America expanding our reach with broadline distributors. We attempt to leverage the customer relationships of these distributors to further extend the geographic scope of our selling efforts. We work cooperatively with our indirect channels through participation in national trade organizations and by providing training on our sales methodologies.

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

There are a number of lighting fixture manufacturers that sell LED and HIF products that compete with our lighting product lines. Lighting companies such as Acuity Brands, Inc., Energy Focus, Inc., Signify Co., Cree, Inc., LSI Industries, Inc., Revolution Lighting Technologies Inc., General Electric Co., and Hubbell Incorporated are some of our main competitors within the commercial office, retail and industrial markets. We are also facing increased competition from manufacturers in low-cost countries.

We also face competition from companies who provide energy management services. Some of these competitors, such as Ameresco, Inc., Johnson Controls International and Honeywell International, provide basic systems and controls designed to further energy efficiency.

Intellectual Property

As of March 31, 2020, we had been issued over one hundred United States patents and have applied for a number of additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF and LED fixtures. Our patented LDRTM product allows for a significantly quicker installation when compared to competitor's commercial office lighting products. Our smart lighting controls allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.

We believe that our patent portfolio as a whole is material to our business. We also believe that our patents covering our ability to manage the thermal and optical performance of our LED and HIF lighting products are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Our backlog as of March 31, 2020 and March 31, 2019 totaled $18.6 million and $10.8 million, respectively. The higher backlog at March 31, 2020, compared to the prior year period, was primarily due to delays in pending project installations due to the COVID-19 pandemic. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic may extend this time period.

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

Employees

As of March 31, 2020, we had approximately 176 full-time employees. We also employ temporary employees in our manufacturing facility as demand requires, at times up to 130 temporary employees. As of March 31, 2020, due to the COVID-19 pandemic, we employed 5 temporary employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike due to employee relations.

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

Our business is currently, and could be in the future, negatively impacted by the recent Coronavirus (“COVID-19”) outbreak.

An outbreak of a novel strain of coronavirus, COVID-19 has severely restricted the level of economic activity around the world. In response to this COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These measures, while intended to protect human life, are expected to have significant adverse impacts on domestic and foreign economies of uncertain severity and duration. The current outbreak or continued spread of COVID-19 has caused an economic slowdown, and it is possible that it could cause a global recession. Currently, the effectiveness of economic stabilization efforts being taken to mitigate the effects of these actions and the spread of COVID-19 is uncertain.

A public health pandemic, including COVID-19, poses the risk that we and our affiliates, employees, suppliers, customers and others may be prevented from conducting business activities for an indefinite period of time, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Such actions may prevent us from accessing the facilities of our customers to deliver and install products, provide services and complete maintenance. In addition, we have experienced customers choosing to delay projects, and in the future our customers may choose to further delay or cancel projects, on which we provide products and/or services as a result of such actions.  Further, we have experienced, and may continue to experience, disruptions or delays in our supply chain as a result of such actions. While a substantial portion of our businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, we can give no assurance that this will not change in the future or that our businesses will be classified as essential in each of the jurisdictions in which we operate.

This COVID-19 outbreak has impacted, and may continue to impact, our office and manufacturing locations, as well as those of its third-party vendors, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, we have modified its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers.  These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines.  For example, we temporarily suspended operations at our manufacturing facility after one of our employees tested positive for COVID-19 in order to conduct a deep clean of the facility in order to ensure the safety of our employees.

Our management of the impact of COVID-19 has and will continue to require significant investment of time from our management and employees, as well as resources across our global enterprise. The focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward new initiatives or investments, which may adversely impact our future results of operations. In addition, issues relating to the COVID-19 pandemic may result in legal claims or litigation against us.

The impact of COVID-19 has caused significant uncertainty and volatility in the credit markets. We rely on the credit markets to provide us with liquidity to operate and grow our businesses beyond the liquidity that operating cash flows provide. If our access to capital were to become significantly constrained or if costs of capital increased significantly due the impact of COVID-19, including volatility in the capital markets, a reduction in our credit ratings or other factors, then our financial condition, results of operations and cash flows could be adversely affected.

We may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears and impacts on its workforce as a result of COVID-19. For example, we have experienced a recent decline in demand in our businesses as a result of the impact of efforts to contain the spread of COVID-19.  If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, or if another significant natural disaster or pandemic were to occur in the future, our operations in areas impacted by such events could experience further adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak further impacts our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the actions to contain its impact or recurrence. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of this Annual Report on Form 10-K, any of which could have a material effect on our financial condition, results of operations and cash flows.

Adverse conditions in the global economy have negatively impacted, and could in the future negatively impact, our customers, suppliers and business.

Our operations and performance are impacted by worldwide economic conditions. Uncertainty about global economic conditions, including the impact of the COVID-19 pandemic, have and could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our results of operations, financial condition and cash flows. For example, the Company has experienced a recent decline in demand in its businesses as a result of the impact of efforts to contain the spread of COVID-19 and any economic and political uncertainty caused by the United States tariffs imposed on other countries, and any corresponding tariffs from such other countries in response, may negatively impact demand and/or increase the cost for our products and components used in our products.

There continues to be a great amount of debate regarding a wide range of policy options with respect to monetary, regulatory, and trade, amongst others, that the U.S. federal government has and may pursue, including the imposition of tariffs on certain imports. Certain sourced finished products and certain of the components used in our products are impacted by tariffs imposed on China imports.  Our efforts to mitigate the impact of added costs include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. If we are unable to successfully mitigate the impacts of these tariffs and other trade policies, our results of operations, financial condition and cash flows may be materially adversely affected.

In addition, global economic and political uncertainty caused by the COVID-19 pandemic has led many customers to adopt strategies for conserving cash, including limits on capital spending. Our lighting systems are often purchased as capital assets and therefore are subject to capital availability. Uncertainty around such availability, including as a result of the COVID-19 pandemic, has led customers to delay purchase decisions, which has elongated the duration of our sales cycles.  Weak economic conditions in the past have adversely affected our customers’ capital budgets, purchasing decisions and facilities managers and, therefore, have adversely affected our results of operations, financial condition and cash flows. The return to a recessionary state of the global economy, including as a result of the COVID-19 pandemic, could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries, postponements of incoming orders and reductions in the number and volume of purchase orders received from key customers as a result of reduced capital expenditure budgets. Our business and results of operations will be adversely affected to the extent these adverse economic conditions affect our customers’ purchasing decisions.

As we evolve our business strategy to increase our focus on new product and service offerings, including our IoT, “smart-building”, “connected ceilings” and other related technology, software and controls products and services, the nature of our business may be significantly changed, or transformed, and our results of operations, financial condition and cash flows may be materially adversely affected.

Our future growth and profitability are tied in part to our ability to successfully bring to market new and innovative product and service offerings. We have begun to evolve our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This expansion of products and services includes pursuing projects to develop recurring revenue streams, including providing lighting and electrical maintenance services and utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We also plan to pursue the expansion of our IoT “smart-building” and “connected ceiling” and other related technology, software and control products and services we offer to our customers. We currently plan on investing significant time, resources and capital into expanding our offerings in these areas with no expectation that they will result in us realizing material revenue in the near term and without any assurance they will succeed or be profitable. In fact, it is likely that these efforts will reduce our profitability, at least in the near term as we invest resources and incur expenses to develop these offerings. Moreover, we expect that as we continue to explore, develop and refine new offerings, market preferences will continue to evolve, our offerings may not generate sufficient interest by end customers and we may be unable to compete effectively with existing or new competitors, generate sufficient revenues or achieve or maintain acceptable levels of profitability.

If we are successful in introducing new product and services offerings, including technology, software and controls, the nature of our business may significantly change or be transformed away from being principally products focused. Additionally, our experience with technology, software and controls products and services is limited. If we do not successfully execute our strategy or anticipate the needs of our customers, our credibility as a provider of technology, software and controls products could be questioned and our prospects for future revenue growth and profitability may never materialize.

As we expand our product and services offerings to new markets, the overall complexity of our business will likely increase at an accelerated rate and we may become subject to different market dynamics. The new markets into which we are expanding, or may expand, may have different characteristics from the markets in which we historically competed. These different characteristics may include, among other things, rapidly changing technologies, different manufacturing capabilities, different supply chains, different methods of competition, new product development rates, client concentrations and performance and compatibility requirements.  We do not have the current expertise to address many of these characteristics. Our failure to make the necessary adaptations to our business model to address these different characteristics, complexities and new market dynamics could adversely affect our operating results.

Accordingly, if we fail to successfully launch, manage and maintain our refocused business strategy, our future revenue growth and profitability may be limited and our results of operations, financial condition and cash flows may be materially adversely affected.

We do not have major sources of recurring revenue and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The loss of any significant customers or a major customer could have a materially adverse effect on our results of operations, financial condition and cash flows.

We do not have long-term contracts with our customers that provide us with recurring revenue from period to period. We generate a substantial portion of our revenue by securing large retrofit and multi-facility roll-out projects from new and existing customers. As a result, our dependence on individual key customers can vary from period to period due to the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 83%, 48%, and 42% respectively, of our total revenue in fiscal 2020, 2019 and 2018. In fiscal 2019, one customer accounted for 20.7% of total revenue. In fiscal 2020, this customer accounted for 74.1% of our total revenue. We expect that we will continue to experience significant customer concentration in fiscal 2021. The loss of our largest customer or our failure to satisfy its installation requirements could have a material adverse effect on our results of operations, financial condition and cash flows, as well as on our reputation and our ability to execute our business strategy. We expect large retrofit and rollout projects to continue to remain a significant component of our total revenue.

The multi-location master retrofit agreements we enter into with several of our key customers (including our current largest customer) generally require that the customer issue individual retrofit location work orders or purchase orders before we may provide our products and services at that individual retrofit location. These master agreements do not guarantee that our key customers will make individual location purchases from us and they also generally allow any purchase order or work order to be terminated prior to shipment. As a result, the relative amount and concentration of our revenues may fluctuate year over year and period over period depending on the number of purchase orders or work orders issued by our key customers, which may fluctuate due to factors such as our customers’ capital expenditure budgets and general economic conditions. In addition, in order to provide quality and timely service under our multi-location master retrofit agreements we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if the agreements or a substantial volume of purchase orders under the agreements are delayed or terminated.  For example, while we received a master retrofit agreement in January 2020 for additional revenue of $18-20 million for our largest customer, due to the closure of its facilities to external activities because of the COVID-19 pandemic, this customer deferred retrofit installations for a significant portion of its locations in March 2020, thereby resulting in the deferral of our realization of substantial expected revenue during our fiscal 2020 fourth quarter, The loss of, or substantial reduction in sales to, any of our significant customers, or a major customer, or the termination or delay of a significant volume of purchase orders by one or more key customers, could have a material adverse effect on our results of operations, financial condition and cash flows in any given future period.

Our evolving business strategy includes actively exploring potential acquisitions, including potential acquisitions that could significantly change, or even transform, the nature of our business. These acquisitions could be unsuccessful or consume significant resources, which could materially adversely affect our results of operations, financial condition and cash flows.

As discussed in “Our Growth Strategies,” we are actively exploring potential business acquisitions which would more quickly add expanded and different capabilities to our product and services offerings, including potential acquisitions that could significantly change, or even transform, the nature of our business. There can be no assurance that we will identify or successfully complete any transactions with one or more suitable acquisition candidates in the future. Nor can there be any assurance that any completed acquisitions will be successful. Acquisitions may involve significant cash expenditures, debt incurrence, stock issuances, operating losses and expenses that that would otherwise be directed to investments in our existing business and could have a material adverse effect on our financial condition, results of operations and cash flows. To pursue acquisitions and other strategic transactions, we may need to raise additional debt and/or equity capital in the future, which may not be available on acceptable terms, in sufficient amounts or at all. In addition, we may issue new shares of our common stock as consideration in such transactions, which may have a dilutive impact on our existing shareholders and may also result in a reduction in the market price of our shares once those newly issued shares are resold in the market. In addition, acquisitions involve numerous other risks, including:

•	the failure to achieve the acquisition's revenue or profit forecasts;
•	the business culture of the acquired business may not match well with our culture;
•	our business strategies and focus may change in ways that adversely affect our results of operations, financial condition and cash flows;
•	technological and product synergies, economies of scale and cost reductions may not occur as expected;
•	unforeseen expenses, delays or conditions may result from the acquisition, including required regulatory approvals or consents;
•	potential changes may result to our management team and/or board of directors;
•	we may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions;
•	faulty assumptions may be made regarding the macroeconomic environment or the integration process that form a basis for the acquisition;
•	unforeseen difficulties, delays and costs may arise in integrating operations, processes and systems;
•

higher than expected investments may be required to implement necessary compliance processes and related systems, including information technology systems, accounting systems and internal controls over financial reporting;

•	we may fail to retain, motivate and integrate key management and other employees of the acquired business;
•

higher than expected costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations;

•	we may adversely impact our sales channels and our sales channel partners; and
•	we may experience problems in retaining customers and integrating customer bases.

Many of these factors will be outside of our control and any one of them could result in increased costs and reduced profitability, decreases in the amount of expected revenues and diversion of our management’s time and attention. They may also delay, decrease or eliminate the realization of some or all of the benefits we anticipate when we enter into a transaction.

Because we have only made one acquisition to date, our ability to do so successfully is unproven. Moreover, our management team has limited experience in, and limited time to dedicate to, pursuing, negotiating or integrating acquisitions. If we do identify suitable candidates, we may not be able to negotiate or consummate such acquisitions on favorable terms or at all. Any acquisitions we complete may not achieve their initially intended results and benefits and may be viewed negatively by investors and other stakeholders.

We may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, including through the new issuance of our common stock or debt securities as consideration in an acquisition transaction. Such acquisition financing could result in dilution to our current shareholders, result in a decrease in our earnings and/or adversely affect our financial condition, liquidity or other leverage measures.

In addition to committing additional capital resources to complete any acquisitions, substantial additional capital may be required to operate the acquired businesses following their acquisition. Moreover, these acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved. Some of the businesses we may acquire may have significant operating and financial challenges, requiring significant additional capital commitments to overcome such challenges and adversely affecting our financial condition and liquidity.

Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our results of operations, financial condition and cash flows.

We may not be able to obtain equity capital or debt financing necessary to effectively pursue our evolving strategy and sustain our growth initiatives.

Our existing liquidity and capital resources may not be sufficient to allow us to effectively pursue our evolving growth strategy, complete potential acquisitions or otherwise fund or sustain our growth initiatives. As of March 31, 2020, we had $28.8 million of cash, approximately $10 million of outstanding borrowings and $1.2 million of remaining borrowing capacity available under our revolving credit facility, compared to $8.7 million of cash, approximately $9.2 million of outstanding borrowings and $1.4 million of remaining borrowing availability as of March 31, 2019. If we require additional capital resources, we may not be able to obtain sufficient equity capital and/or debt financing on acceptable terms or conditions, or at all. Factors affecting the availability to us of additional equity capital or debt financing on acceptable terms and conditions, or in sufficient amounts, include:

•	Our history of operating losses prior to our fiscal 2020;
•	Our current and future financial results and condition;
•	Our limited collateral availability;
•	Our current customer concentration;
•	The market’s, investors’ and lenders' view of our company, industry and products;
•	The perception in the equity and debt markets of our ability to execute and sustain our business plan or achieve our operating results expectations; and
•	The price, volatility and trading volume and history of our common stock.

Our inability to obtain the equity capital or debt financing necessary to pursue our evolving growth strategy could force us to scale back our growth initiatives or abandon potential acquisitions. If we are unable to pursue our evolving growth strategy and growth initiatives, our results of operations, financial condition and cash flows could be materially adversely affected.

Until fiscal 2020, we had a history of losses and negative cash flow and we may be unable to sustain our recent profitability or positive cash flows in the future, particularly in fiscal 2021 as a result of the COVID-19 pandemic.

Prior to fiscal 2020, we experienced net losses and negative cash flow for the prior five fiscal years. Although we achieved substantial profitability and positive cash flow in fiscal 2020, continuing to sustain our fiscal 2020 levels of net income and positive cash flows in the future will depend on our ability to successfully complete and execute our strategic plan. Moreover, the duration of the impact of the COVID-19 pandemic may again make it difficult for us to achieve profitability and positive cash flows in our fiscal 2021. There is no guarantee that we will be able to sustain our profitability or positive cash flows in the future, particularly in fiscal 2021 as a result of the COVID-19 pandemic. Our inability to successfully sustain our profitability and positive cash flows could materially and adversely affect our ability to pursue our evolving strategy and growth initiatives.

The success of our business depends upon market acceptance of our energy management products and services.

Our future success depends upon the continued market acceptance of our energy management products and services and obtaining additional project management retrofit master contracts, as well as customer orders for new and expanded products and services to supplement our master contract with our current single largest customer. If we are unable to convince current and potential new customers of the advantages of our lighting systems and energy management products and services, or our expanded product and services offerings, our results of operations, financial condition and cash flows will likely be materially adversely affected. In addition, because the market for energy management products and services, as well as potential new customer uses for our products and services, is rapidly evolving, we may not be able to accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. If the market for our lighting systems and energy management products and services, as well as potential new customer uses for our products and services, does not continue to develop as we anticipate, or if the market does not accept our products or services, then our ability to grow our business could be limited and we may not be able to increase our revenue and our results of operations, financial condition and cash flows will likely be materially adversely affected.

The success of our business depends upon our adaptation to the quickly changing market conditions in the lighting industry and on market acceptance of our lighting retrofit solutions using new LED and control technologies.

The market for lighting products has experienced a significant technology shift to LED lighting systems. In addition, we continue to explore utilizing our system platform as a “connected ceiling” or “smart ceiling”, or a framework or network that can support the installation and integration of other business technology or data information solutions on our lighting platform.

As a result, our future success depends significantly upon the adoption rate of LED products and related control technologies within our primary markets, our ability to participate in this ongoing market trend and our ability to expand into complementary markets. To be an effective participant in the LED market, we must keep up with the evolution of LED and related technologies, which continue to move at a fast pace. We may be unable to successfully develop and market new products or services that keep pace with technological or industry changes, differentiate ourselves from our competition, satisfy changes in customer demands or comply with present or emerging government and industry regulations and technology standards. The development and introduction of new products and services may result in increased warranty expenses and other new product and services introduction expenses. In addition, we will likely continue to incur substantial costs to research and develop new products and services, which will increase our expenses, without guarantee that our new products and services will be commercially viable. We may also spend time and resources to develop and release new products and services only to discover that a competitor has also introduced similar new products and services with superior performance, at a lower price or on better delivery terms. Moreover, if new sources of lighting or lighting-based solutions or related technologies are developed, our current products and technologies could become less competitive or obsolete, which could result in reduced revenue, reduced earnings or increased losses and/or inventory and other impairment charges.

As we attempt to adapt and respond to this quickly evolving market, we have been managing through significant change in our vendor supply chain for our LED product line. While we have attempted to negotiate lower material input costs to help maintain or improve our LED product gross margins, we may not be able to realize any gross margin benefits in the amounts or on the timetable anticipated and we may experience higher warranty expenses in the future as we implement our manufacturing and assembly process changes. It is also possible that, as we focus more of our sales efforts on new products and services, we may increase our risk of inventory obsolescence for outmoded LED or controls products.

Finally, in connection with our historical primary focus on selling our LED products and related control technologies, we expect our results of operations to continue to fluctuate from quarter to quarter as customers may delay purchasing decisions as they evaluate their return on investment from purchasing new LED and/or control products compared to alternative lighting and controls solutions, the pricing of LED products continues to fall and LED products continue to gain more widespread customer acceptance. Similarly, these circumstances have adversely impacted, and may continue to adversely impact, our product gross margins and our profitability from quarter to quarter.

If we are unable to achieve market acceptance of our lighting retrofit solutions using LED technologies and our system platform as a “connected ceiling” or “smart ceiling” or realize the expected benefits from our focus on promoting new products and services, our results of operations, financial condition and cash flows will likely be materially adversely affected.

The success of our LED lighting retrofit solutions and related controls technologies depend, in part, on our ability to claim market share away from our competitors. If we are unable to expand our customer base and increase sales in our targeted markets, our results of operations, financial condition and cash flows will likely be materially adversely affected.

Participants in the LED market who are able to quickly establish customer relationships and achieve market penetration are likely to gain a competitive advantage as the lighting retrofit solutions offered by us and our competitors generally have a product life of several years following installation. If we are unable to broaden our customer base and achieve greater market penetration in the

LED market in a timely manner, we may lose the opportunity to market our LED products and services and related controls technologies to significant portions of the lighting systems retrofit market for several years and may be at a disadvantage in securing future business opportunities from customers that have previously established relationships with one or more of our competitors. These circumstances could have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, as we continue to seek to expand our customer base within our national account, agent and ESCO sales channels, our success will depend, in part, on our ability to attract and retain talent to execute on our sales model. If we are unable to attract and retain sufficient talent, we may be unable to broaden our customer base, which will adversely affect our results of operations, financial condition and cash flows.

We increasingly rely on third-party manufacturers for the manufacture and development of our products and product components.

We have increased our utilization of third-party manufacturers for the manufacture and development of our products and product components. As a result, our results of operations, financial condition and cash flows could be materially adversely affected if our third-party manufacturers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in their manufacturing process or delivery of the finished products and components or the raw materials used to make such products and components.

We rely on third-parties to provide our controls technology products and services.

We rely third-party service providers to provide our controls technology products and services to our customers.   If any of these service providers stop providing us with access to their products, platforms and services, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party product or service provider, if one is available, could have a material adverse effect on our results of operations, financial condition and cash flows.  In addition, our results of operations, financial condition and cash flows could be materially adversely affected if our third-party providers were to experience problems with product quality, service quality, credit or liquidity issues, or disruptions or delays.

If problems occur with any of these third-party providers, it may cause errors or reduced quality in our services, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or reduced quality in our controls products or services, whether caused by us a third-party provider, may result in the loss of our existing customers, delay or loss of market acceptance of our products and services or liability for failure to meet obligations under our agreements with customers, and may have a material adverse effect on our results of operations, financial condition and cash flows.

We rely on products obtained from third parties in order to offer our controls technology products and services. In some cases, we integrate third-party licensed software components into our platforms. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our continued emphasis on indirect distribution channels to sell our products and services to supplement our direct distribution channels has had limited success to date. If we are unable to attract, incentivize and retain our third-party distributors and sales agents, or our distributors and sales agents do not sell our products and services at the levels expected, our revenues could decline and our costs could increase.

Over the past two fiscal years, we have significantly expanded the number of our manufacturer representative agencies that sell our products through distributors, many of which are not exclusive, which means that these sales agents and distributors may sell other third-party products and services in direct competition with us. Since many of our competitors, including those that are larger than us and have more established relationships, use sales agents and distributors to sell their products and services, competition for such agents and distributors is intense and may adversely affect our product pricing and gross margins. Additionally, due to mismanagement, industry trends, macro-economic developments, or other reasons, our sales agents and distributors may be unable to effectively sell our products at the levels desired or anticipated. In addition, we have historically relied on direct sales to sell our products and services, which were often made in competition with sales agents and distributors. In order to attract and form lasting partnerships with sales agents and distributors, we will be required to overcome our historical perception as a direct sales competitor. As a result, we may have difficulty attracting and retaining sales agents and distributors and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business. In fiscal 2020, our indirect distribution channels did not achieve the level of success desired. As a result, we have modified our strategy in our indirect distribution channels to work more closely with distributors and contractors, usually in coordination with our agents. There can be no assurance that this modified strategy will be successful and may result in a further reduction in revenue through this distribution channel.

Our financial performance is dependent on our ability to achieve increases in our average selling prices of our products.

The gross margins of our products can vary significantly, with margins generally ranging from 10% to 50%. While we continue to implement our strategy of transitioning to higher-margin products and reducing the material cost of our products, a change in the total mix of our sales toward lower margin products, a decrease in the margins on our products as a result of competitive pressures and lower cost imported products driving down the average selling price of our products, lower sales volumes, our substantial fixed manufacturing facility overhead and promotional programs to increase sales volumes could reduce our profitability and result in a material adverse effect on our results of operations, financial condition and cash flows. Furthermore, average selling prices may be further negatively impacted by market over-supply conditions, product feature cannibalization by competitors or component providers, low-cost non-traditional sales methods by new market entrants, and comparison of our retrofit fixture products with replacement lamp equivalents. In our highly competitive lighting industry, we must be able to innovate and release new products on a regular basis with features and benefits that generate increases in our average selling prices and average gross margins. There can be no assurance we will be successful in achieving these goals.

We operate in a highly competitive industry and, if we are unable to compete successfully, our results of operations, financial condition and cash flows will likely be materially adversely affected.

We face strong competition primarily from manufacturers and distributors of energy management products and services, as well as from ESCOs and electrical contractors. We are also facing increased imported products competition from manufacturers in low-cost countries. We compete primarily on the basis of customer relationships, price, quality, energy efficiency, customer service and marketing support. Our products are in direct competition with the expanding availability of LED products, HID technology, as well as HIF products and older fluorescent technology in the lighting systems retrofit market.

Many of our competitors are better capitalized than we are, have strong customer relationships, greater name recognition, and more extensive engineering, manufacturing, sales and marketing capabilities. In addition, the LED market has seen increased convergence in recent years, resulting in our competition gaining increased market share and resources. Competitors could focus their substantial resources on developing a competing business model or energy management products or services that may be potentially more attractive to customers than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors may also offer energy management products and services at reduced prices in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, or require us to lower our average selling prices in order to remain competitive, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies could cause the growth in demand for our products to slow, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Reductions in (including as a result of any budgetary constraints), or the elimination of, government investment and favorable energy policies designed to accelerate the adoption of LED lighting could result in decreased demand for our products and decrease our results of operations, financial condition and cash flows. Further, if our products fail to qualify for any financial incentives or rebates provided by governmental agencies or utilities for which our competitors’ products qualify, such programs may diminish or eliminate our ability to compete by offering products at lower prices than ours.

The elimination of, or changes in, policies, incentives or rebates in certain states that encourage the use of solar power over other traditional power sources could cause the revenue from our sale of solar-related tax credits to third parties to decrease, which could have a material adverse effect on our results of operations, financial condition and cash flows.

We have long-lived assets associated with our legacy solar business and recognize revenue from the sale to third parties of tax credits received from operating these solar assets. There is currently legislation pending which may decrease the future cash flows associated with the sale of these tax credits. Such a decrease could have a material adverse effect on our results of operations, financial condition and cash flows. Depending on the result of this pending legislation change, we may be required to record a non-cash impairment charge in a future period.

Changes in government budget priorities and political gridlock, and future potential government shutdown, could negatively impact our results of operations, financial condition and cash flows.

Actual and perceived changes in governmental budget priorities, and future potential government shutdown, could adversely affect our results of operations, financial condition and cash flows. Certain government agencies purchase certain products and services directly from us. When the government changes budget priorities, such as in times of war or financial crisis, including as a result of the COVID-19 pandemic, or reallocates spending to areas unrelated to our business, our results of operations, financial condition and cash flows can be negatively impacted. For example, demand and payment for our products and services may be affected by public sector budgetary cycles, funding authorizations or rebates. Funding reductions or delays, including delays caused by political gridlock and the impact of the COVID-19 pandemic, and future potential government shutdown, could negatively impact demand and payment for our products and services. If any of these events occur, our results of operations, financial condition and cash flows could be materially adversely affected.

Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply.

We may be vulnerable to price increases for components or raw materials that we require for our products, including aluminum, copper, certain rare earth minerals, electronic drivers, chips, ballasts, power supplies and lamps. In particular, our cost of aluminum can be subject to commodity price fluctuation. We also source certain finished goods externally. Limitations inherent within our supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events, could impact costs, and future increases in the costs of these items, including, for example, the adoption of new tariffs by the United States and other countries and the worldwide COVID-19 pandemic could adversely affect our profitability and availability of raw materials or components, as there can be no assurance that future price increases will be successfully passed through to customers or that we will be able to find alternative suppliers. Further, suppliers' inventories of certain components that our products require may be limited and are subject to acquisition by others. As a result of disruption to our supply chain due to COVID-19, we have purchased quantities of certain components that are critical to our product manufacturing and that are in excess of our estimated near-term requirements as a result of supplier delivery constraints and concerns over component availability. We may need to continue to do so in the future. As a result, we have had, and may need to continue, to devote additional working capital to support component and raw material inventory that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to provide for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any shortages or interruptions in the supply of our components or raw materials could disrupt our operations. If any of these events occur, our results of operations, financial condition and cash flows could be materially adversely affected.

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

We rely upon the knowledge, experience and skills of key employees throughout our organization, particularly our senior management team, our sales group that require technical knowledge or contacts in, and knowledge of, the LED industry, and our innovation and engineering team. In addition, our ability to attract talented new employees, particularly in our sales group and our innovation and engineering team, is also critical to our success. We also depend on our distribution channels and network of manufacturer representative agencies. If we are unable to attract and retain key employees, resellers, and manufacturer representative agencies because of competition or, in the case of employees, inadequate compensation or other factors, our results of operations and our ability to execute our operating plan could be adversely affected. In addition, if key employees terminate their employment, become ill as a result of the COVID-19 pandemic, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected.

If our information technology systems security measures are breached or fail, our products may be perceived as not being secure, customers may curtail or stop buying our products, we may incur significant legal and financial exposure, and our results of operations, financial condition and cash flows could be materially adversely affected.

Our information technology systems involve the storage of our confidential information and trade secrets, as well as our customers’ personal and proprietary information in our equipment, networks and corporate systems. Security breaches expose us to a risk of loss of this information, litigation and increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Security breaches or unauthorized access may in the future result in a combination of significant legal and financial exposure, increased remediation and other costs, theft and/or unauthorized use or publication of our trade secrets and other confidential business information, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect upon our business. While we take steps to prevent unauthorized access to our corporate systems, because the techniques used to obtain unauthorized access, disable or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, the risk of a security breach or disruption, particularly through cyber-attacks, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Any breach or failure of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition and cash flows

If our information technology systems fail, or if we experience an interruption in their operation, then our business, results of operations and financial condition could be materially adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on those systems generally to manage day-to-day operations, manage relationships with our customers, maintain our research and development data and maintain our financial and accounting records. The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems, or any compromise of the integrity or security of the data we generate from our information technology systems, could have a materially adverse effect on our results of operations, disrupt our business and product development and make us unable, or severely limit our ability, to respond to customer demands. In addition, our information technology systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;
•	employee or other theft;
•	attacks by computer viruses or hackers;
•	power outages; and
•	computer systems, internet, telecommunications or data network failure.

Any interruption of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Product liability claims could adversely affect our business, results of operations and financial condition.

We face exposure to product liability claims in the event that our energy management products fail to perform as expected or cause bodily injury or property damage. Since virtually all of our products use electricity, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Particularly because our products often incorporate new technologies or designs, we cannot predict whether or not product liability claims will be brought against us in the future or result in negative publicity about our business or adversely affect our customer relations. Moreover, we may not have adequate resources in the event of a successful claim against us. A successful product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations, financial condition and cash flows.

Our inability to protect our intellectual property, or our involvement in damaging and disruptive intellectual property litigation, could adversely affect our results of operations, financial condition and cash flows or result in the loss of use of the related product or service.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our results of operations, financial condition and cash flows.

We own numerous United States patents and patent applications for some of our products, systems, business methods and technologies. We offer no assurance about the degree of protection which existing or future patents may afford us. Likewise, we offer no assurance that our patent applications will result in issued patents, that our patents will be upheld if challenged, that competitors will not develop similar or superior business methods or products outside the protection of our patents, that competitors will not infringe upon our patents, or that we will have adequate resources to enforce our patents. Effective protection of our United States patents may be unavailable or limited in jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements. In addition, because some patent applications are maintained in secrecy for a period of time, we could adopt a technology without knowledge of a pending patent application, and such technology could infringe a third party’s patent.

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

In addition, third parties may bring infringement and other claims that could be time-consuming and expensive to defend. Also, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products, services or business methods and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all. It is possible that our intellectual property rights may not be valid or that we may infringe upon existing or future proprietary rights of others. Any successful infringement claims could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products, services and business methods and require us to redesign or, in the case of trademark claims, re-brand our company or products, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

When we retrofit a customer’s facility, we typically assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures typically contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We currently rely on contractors to remove the components containing such hazardous materials at the customer job site. The contractors then arrange for the disposal of such components at a licensed disposal facility. Failure by such contractors to remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability for us, or could expose our workers or other persons to these hazardous materials, which could result in claims against us which may have a material adverse effect on our results of operations, financial condition and cash flows.

The cost of compliance with environmental laws and regulations and any related environmental liabilities could adversely affect our results of operations, financial condition and cash flows.

Our operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to water, the remediation of contaminated properties and the generation, handling, storage, transportation, treatment and disposal of, and exposure to, waste and other materials, as well as laws and regulations relating to occupational health and safety. These laws and regulations frequently change, and the violation of these laws or regulations can lead to substantial fines, penalties and other liabilities. The operation of our manufacturing facility entails risks in these areas and there can be no assurance that we will not incur material costs or liabilities in the future that could adversely affect our results of operations, financial condition and cash flows.

Our corporate office building is currently listed for sale or lease; any sale of our building will likely result in a non-cash impairment charge.

We currently own, but have listed for sale or lease, our corporate office building in Manitowoc, Wisconsin. We evaluate long-lived assets, including property, plant, and equipment, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable; as of March 31, 2020, the value of our long-lived assets was deemed recoverable. However, any sale of our building will likely result in a non-cash impairment charge, as the building is currently listed for sale at a price below its net book value and, as a result, will have an adverse impact on our results of operations during the period the impairment charge is incurred.

Our net operating loss carryforwards provide a future benefit only if we are profitable and may be subject to limitation based upon ownership changes.

We have significant federal net operating loss carryforwards and state net operating loss carryforwards. While our federal and state net operating loss carryforwards are fully reserved for, if we are unable to maintain our recent profitability, we may not be able to fully utilize these tax benefits. Furthermore, generally a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry-forwards attributable to the period prior to such change. As a result, our ability to use our net operating loss carry-forwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us.

If we fail to establish and maintain effective internal controls over financial reporting, our business and financial results could be harmed.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. As of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls were designed and operating effectively. There can be no assurance that we will not experience another material weakness in our internal control over financial reporting in the future. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud, could result in a restatement of our financial statements, and could also cause a loss of investor confidence and decline in the market price of our common stock.

We expect our quarterly revenue and operating results to fluctuate. If we fail to meet the expectations of market analysts or investors, the market price of our common stock could decline substantially, and we could become subject to securities litigation.

Our quarterly revenue and operating results have fluctuated in the past and will likely vary from quarter to quarter in the future. Our results for any particular quarter are not an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our common stock to decline substantially. If the price of our common stock is volatile or falls significantly below our current price, we may be the target of securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could adversely affect our results of operations, financial condition and cash flows.

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

We are not currently paying dividends and will likely not pay any dividends for the foreseeable future.

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

We lease our approximately 196,000 square foot manufacturing and distribution facility located in Manitowoc, Wisconsin. On January 31, 2020, we entered a new lease for the facility with a ten-year term, and an option to terminate after six years.

We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our leased Manitowoc manufacturing and distribution facility, of which we sub-lease a portion to third parties. We also lease approximately 10,500 square feet of office space in Jacksonville, Florida.

The facilities noted above are utilized by all our business segments.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, we do not believe that the final resolution of any of such claims or legal proceedings would have a material adverse effect on our future results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the NASDAQ Capital Market under the symbol “OESX”.

Shareholders

As of May 31, 2020, there were approximately 182 record holders of the 30,274,101 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under our 2004 Stock and Incentive Awards Incentive Plan, and our 2016 Omnibus Incentive Plan as of March 31, 2020.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuances Under the 2016 Omnibus Incentive Plan Plans (1)
Equity Compensation plans approved by security holders	1,169,020	$2.80	1,725,845
Equity Compensation plans not approved by security holders	—	—	—
Total	1,169,020	$2.80	1,725,845

(1)	Excludes shares reflected in the column titled “Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares”.

Issuer Purchase of Equity Securities

We did not purchase shares of our common stock during the fiscal year ended March 31, 2020.

Unregistered Sales of Securities

We did not make any unregistered sales of our common stock during the year ended March 31, 2020 that were not previously disclosed in a Quarterly Report on Form 10-Q or a current report on Form 8-K during such period.

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

	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$113,352	$56,261	$55,595	$66,224	$64,897
Service revenue	37,489	9,493	4,705	3,987	2,745
Total revenue	150,841	65,754	60,300	70,211	67,642
Cost of product revenue (1)(2)	83,588	44,111	41,415	49,630	49,630
Cost of service revenue (1) (3)	30,130	7,091	4,213	3,244	2,015
Total cost of revenue	113,718	51,202	45,628	52,874	51,645
Gross profit	37,123	14,552	14,672	17,337	15,997
General and administrative expenses (1)(4)	11,184	10,231	13,159	14,777	16,884
Impairment of assets (5)	—	—	710	250	6,023
Sales and marketing expenses (1) (6)	11,113	9,104	11,879	12,833	11,343
Research and development expenses (1) (7)	1,716	1,374	1,905	2,004	1,668
Income (loss) from operations	13,110	(6,157)	(12,981)	(12,527)	(19,921)
Other income	28	80	248	215	—
Interest expense	(279)	(493)	(333)	(163)	(297)
Amortization of debt issue costs	(243)	(101)	(92)	(110)	—
Dividend and interest income	5	11	15	36	128
Income (loss) before income tax	12,621	(6,660)	(13,143)	(12,549)	(20,090)
Income tax expense (benefit)	159	14	(15)	(261)	36
Net income (loss)	$12,462	$(6,674)	$(13,128)	$(12,288)	$(20,126)
Net income (loss) per share attributable to common shareholders:
Basic	$0.41	$(0.23)	$(0.46)	$(0.44)	$(0.73)
Diluted	$0.40	$(0.23)	$(0.46)	$(0.44)	$(0.73)
Weighted-average shares outstanding:
Basic	30,105	29,430	28,784	28,156	27,628
Diluted	30,965	29,430	28,784	28,156	27,628

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:
	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of product revenue	$3	$2	$12	$30	$36
Cost of service revenue	(1)	3	—	—	—
General and administrative expenses	576	764	929	1,337	1,148
Sales and marketing expenses	2	54	155	139	235
Research and development expenses	38	2	6	99	43
Total stock-based compensation expense	$618	$825	$1,102	$1,605	$1,462

(2)

Fiscal 2020 includes expenses of $0.1 million related to restructuring. Fiscal 2018 includes expenses of $34 thousand related to restructuring. Fiscal 2017 includes expenses of $2.2 million related to an increase in inventory reserves and other inventory adjustments.

(3)	Fiscal 2020 includes expenses of $0.1 million related to restructuring.

(4)

Fiscal 2020 includes expenses of $28 thousand related to restructuring. Fiscal 2018 includes $1.8 million of restructuring expense and $1.4 million benefit on the reversal of an accrual for a loss contingency. Fiscal 2016 includes a $1.4 million loss contingency accrual.

(5)

Fiscal 2018 includes an intangible asset impairment of $0.7 million. Fiscal 2017 includes an intangible asset impairment of $0.3 million. Fiscal 2016 includes expenses of $4.4 million related to the impairment of goodwill and $1.6 million related to the write-down to fair value of the manufacturing facility.

(6)	Fiscal 2020 includes expenses of $0.2 million related to restructuring. Fiscal 2018 includes expenses of $0.2 million related to restructuring.
(7)	Fiscal 2018 includes expenses of $0.1 million related to restructuring.

	As of March 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$28,751	$8,729	$9,424	$17,307	$15,542
Total assets	72,563	56,021	45,325	62,051	70,875
Long term borrowings	10,063	9,283	4,013	6,819	4,021
Shareholder notes receivable	—	—	—	(4)	(4)
Total shareholders’ equity	31,035	17,970	23,424	35,450	45,983

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2020. See also “Forward-Looking Statements” and Item 1A “Risk Factors”.

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

Our lighting products consist primarily of light emitting diode ("LED") lighting fixtures, many of which include IoT enabled control systems. Our principal customers include large national account end-users, Federal and State government facilities, large regional account end-users, electrical distributors, electrical contractors and energy service companies ("ESCOs"). Currently, substantially all of our products are manufactured at our leased production facility located in Manitowoc, Wisconsin, although as the LED and related IoT market continues to evolve, we are increasingly sourcing products and components from third parties in order to provide versatility in our product development.

We have experienced recent success offering our comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration.

We believe the market for LED lighting products and related controls continues to grow. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by other lighting technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the LED market.

In fiscal 2020, we began to successfully capitalize on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, including being awarded a very large project for a major national account. As a result of this success, we have begun to evolve our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This further expansion of our products and services includes pursuing projects to develop recurring revenue streams, including providing lighting and electrical maintenance services and utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We also plan to pursue the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers. We currently plan on investing significant time, resources and capital into expanding our offerings in these areas with no expectation that they will result in us realizing material revenue in the near term and without any assurance they will succeed or be profitable. In fact, it is likely that these efforts will reduce our profitability, at least in the near term as we invest resources and incur expenses to develop these offerings. While we intend to pursue these expansion strategies organically, we also are actively exploring potential business acquisitions which would more quickly add these types of expanded and different capabilities to our product and services offerings. It is possible that one or more of such potential acquisitions, if successfully completed, could significantly change, and potentially transform, the nature and extent of our business.

We generally do not have long-term contracts with our customers that provide us with recurring revenue from period to period and we typically generate substantially all of our revenue from sales of lighting and control systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We also perform work under master services or product purchasing agreements with major customers with sales completed on a purchase order basis.  In addition, in order to provide quality and timely service under our multi-location master retrofit agreements we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if the agreements or a substantial volume of purchase orders under the agreements are delayed or terminated.  For example, while we received a master retrofit agreement in January 2020 for approximately $18-20 million in revenue from our largest customer, due to the closure of its facilities to external activities because of the COVID-19 pandemic, this customer deferred retrofit installations related to the project during March 2020, thereby resulting in the deferral of our realization of expected revenue during our fiscal 2020 fourth quarter.  The loss of, or substantial reduction in sales to, any of our significant customers, or our current single largest customer, or the termination or delay of a significant volume of purchase orders by one or more key customers, could have a material adverse effect on our results of operations in any given future period.

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

Our fiscal year ends on March 31. We refer to our just completed fiscal year, which ended on March 31, 2020, as "fiscal 2020", and our prior fiscal years which ended on March 31, 2019 and March 31, 2018 as "fiscal 2019" and “fiscal 2018”, respectively. Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

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

Major Developments in Fiscal 2020

During fiscal 2020, we executed on a series of master contracts for a major national account customer with our state-of-the-art LED lighting systems and wireless IoT enabled control solutions at locations nationwide. This one national account customer represented 74.1% of our total revenue in fiscal 2020 and was the primary driver for our growth over the prior year period. During March 2020, this customer suspended our installations at a significant number of locations that were scheduled for installation during our fiscal 2020 fourth quarter and our fiscal 2021 first quarter.  Although circumstances may change, further installations at this customer’s locations are currently not expected to recommence until calendar year 2021. We expect further revenue opportunity with this national account customer in fiscal 2021 and beyond; however, due to the COVID-19 pandemic, the timing, and volume of revenue, including our ability to realize these potential revenue opportunities is uncertain.

Impact of COVID-19 and Fiscal 2021 Outlook

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business has been adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020. As an essential business, we provide products and services to ensure energy and lighting infrastructure and we therefore continue to operate throughout the pandemic. Nonetheless, we did experience a curtailment of activity in the last few weeks of our 2020 fiscal year.

As part of our recent response to the impacts of the COVID-19, we have taken a number of cost reduction and cash conservation measures, including reducing headcount. While restrictions have begun to lessen in certain jurisdictions during our fiscal 2021 first quarter, stay-at-home or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines.  In addition, we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if the agreements or a substantial volume of purchase orders under the agreements are delayed or terminated as a result of COVID-19.  As of the date of this report, it is not possible to predict the overall impact the COVID-19 pandemic will have on the Company's business, liquidity, capital resources or financial results, although we expect that the economic and regulatory impacts of COVID-19 will significantly reduce our revenue and profitability in at least the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, or if another significant natural disaster or pandemic were to occur in the future, our operations in areas impacted by such events could experience further adverse financial impacts due to market changes and other resulting events and circumstances.

The impact of COVID-19 has caused significant uncertainty and volatility in the credit markets. We rely on the credit markets to provide us with liquidity to operate and grow our businesses beyond the liquidity that operating cash flows provide. If our access to capital were to become significantly constrained or if costs of capital increased significantly due the impact of COVID-19, including volatility in the capital markets, a reduction in our credit ratings or other factors, then our financial condition, results of operations and cash flows could be adversely affected.

In addition to the managing the adverse financial impact of the COVID-19 pandemic, our ability to achieve our desired revenue growth and profitability goals depends on our ability to effectively execute on the following key strategic initiatives. We may identify strategic acquisition candidates that would help support these initiatives.

Focus on executing and marketing our turnkey LED retrofit capabilities to large national account customers. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities. These turnkey services were the principal reason we achieved significant revenue growth in fiscal 2020 as we executed on our commitment to retrofit multiple locations for a major national account customer. Our success in the national account market segment centers on our turnkey design, engineering, manufacturing and project management capabilities, which represent a very clear competitive advantage for us among large enterprises seeking to benefit from the illumination benefits and energy savings of LED lighting across locations nationwide. Few LED lighting providers are organized to serve every step of a custom retrofit project in a comprehensive, non-disruptive and timely fashion, from custom fixture design and initial site surveys to final installations. Incrementally, we are also able to help customers deploy state-of-the-art control systems that provide even greater long-term value from their lighting system investments.

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

Continued Product Innovation. We continue to innovate, developing lighting fixtures and features that address specific customer requirements, while also working to maintain a leadership position in energy efficiency, smart product design and installation benefits. For interior building applications, we have recently launched an antimicrobial troffer fixture which supports the suppression of bacteria, mold, fungi, and mildew, and are currently developing an air circulation troffer to support improved air circulation. We also continue to deepen our capabilities in the integration of smart lighting controls. Our goal is to provide state-of-the-art lighting products with modular plug-and-play designs to enable lighting system customization from basic controls to advanced IoT capabilities.

Leverage of Orion’s Smart Lighting Systems to Support Internet of Things Applications. We believe we are ideally positioned to help customers to efficiently deploy new IoT controls and applications by leveraging the “Smart Ceiling” capabilities of their Orion solid state lighting system. IoT capabilities can include the management and tracking of facilities, personnel, resources and customer behavior, driving both sales and lowering costs. As a result, these added capabilities provide customers an even greater return on investment from their lighting system and make us an even more attractive partner. We plan to pursue the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers.  While we intend to pursue these expansion strategies organically, we also are actively exploring potential business acquisitions which would more quickly add these types of expanded and different capabilities to our product and services offerings.

Develop Maintenance Service Offerings. We believe we can leverage our construction management process expertise to develop a high-quality, quick-response, multi-location maintenance service offering. Our experience with large national customers and our large installed base of fixtures position us well to extend a maintenance offering to historical customers, as well as to new customers. Development of this recurring revenue stream is in the preliminary stage, but we believe there is significant market opportunity.

Support success of our ESCO and agent-driven distribution sales channels. We continue to focus on building our relationships and product and sales support for our ESCO and agent driven distribution channels. These efforts include an array of product and sales training efforts as well as the development of new products to cater to the unique needs of these sales channels.

Tariffs and Trade Policies

The United States government has been implementing various monetary, regulatory, and trade importation restraints, penalties, and tariffs. Certain sourced finished products and certain of the components used in our products have been impacted by imposed tariffs on China imports. Our efforts to mitigate the impact of added costs resulting from these government actions include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. If we are unable to successfully mitigate the impacts of these tariffs and other trade policies, our results of operations may be adversely affected. We believe that these mitigation activities will assist to offset added costs, and we currently believe that such tariffs will have a limited adverse financial effect on our results of operations. Any future policy changes that may be implemented could have a positive or negative consequence on our financial performance depending on how the changes would influence many factors, including business and consumer sentiment.

Results of Operations: Fiscal 2020 versus Fiscal 2019

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2020	2019		2020	2019
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$113,352	$56,261	101.5%	75.1%	85.6%
Service revenue	37,489	9,493	294.9%	24.9%	14.4%
Total revenue	150,841	65,754	129.4%	100.0%	100.0%
Cost of product revenue	83,588	44,111	89.5%	55.4%	67.1%
Cost of service revenue	30,130	7,091	324.9%	20.0%	10.8%
Total cost of revenue	113,718	51,202	122.1%	75.4%	77.9%
Gross profit	37,123	14,552	155.1%	24.6%	22.1%
General and administrative expenses	11,184	10,231	9.3%	7.4%	15.6%
Sales and marketing expenses	11,113	9,104	22.1%	7.4%	13.8%
Research and development expenses	1,716	1,374	24.9%	1.1%	2.0%
Income (loss) from operations	13,110	(6,157)	NM	8.7%	(9.4)%
Other income	28	80	(65.0)%	0.0%	0.1%
Interest expense	(279)	(493)	(43.4)%	(0.2)%	(0.7)%
Amortization of debt issue costs	(243)	(101)	140.6%	(0.2)%	(0.2)%
Interest income	5	11	(54.5)%	0.0%	0.0%
Income (loss) before income tax	12,621	(6,660)	NM	8.5%	(10.0)%
Income tax expense (benefit)	159	14	NM	0.4%	0.1%
Net income (loss) and comprehensive income (loss)	$12,462	$(6,674)	NM	8.1%	(10.1)%

*	NM = Not Meaningful

Revenue. Product revenue increased by 101.5%, or $57.1 million, for fiscal 2020 versus fiscal 2019. This increase in product revenue was primarily a result of higher sales volume through our national account channel, and almost exclusively as a result of a major retrofit project for multiple locations for one of our national account customers. Service revenue increased by 294.9%, or $28.0 million, due to higher sales volume through our national account channel for the major retrofit project for one customer and the timing of those project installations. In fiscal 2020, sales to this one national account customer represented 74.1% of our total revenue. Total revenue increased by 129.4%, or $85.1 million, due to the items discussed above.

Cost of Revenue and Gross Margin. Cost of product revenue increased by 89.5%, or $39.5 million, in fiscal 2020 versus the comparable period in fiscal 2019 primarily due to the corresponding increase in sales. Cost of service revenue increased by 324.9%, or $23.0 million, in fiscal 2020 versus fiscal 2019 primarily due to the corresponding increase in service revenue. Gross margin increased from 22.1% of revenue in fiscal 2019 to 24.6% in fiscal 2020, due to our higher sales levels covering fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses increased 9.3%, or $1.0 million, in fiscal 2020 compared to fiscal 2019, primarily due to higher bonus and employment costs.

Sales and Marketing. Our sales and marketing expenses increased 22.1%, or $2.0 million, in fiscal 2020 compared to fiscal 2019. The increase year over year was primarily due to an increase in commission expense on higher sales and higher employment costs.

Research and Development. Research and development expenses increased by 24.9%, or $0.3 million in fiscal 2020 compared to fiscal 2019 primarily due to higher employment costs.

Other income. Other income in fiscal 2020 and fiscal 2019 represented product royalties received from licensing agreements for our patents.

Interest Expense. Interest expense in fiscal 2020 decreased by 43.4%, or $0.2 million, from fiscal 2019. The decrease in interest expense was due to fewer sales of receivables.

Amortization of debt issue costs. Amortization of debt issue costs in fiscal 2020 increased 140.6%, or $0.1 million from fiscal 2019. The increase was due to the timing of the execution of our credit agreement.

Interest Income. Interest income in fiscal 2020 remained relatively flat compared to fiscal 2019. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense in fiscal 2020 increased by 1,000.0%, or $0.1 million, from fiscal 2019. Both periods include income tax expense for state tax liabilities. The increase in expense was driven by fiscal 2020 book income.

Results of Operations: Fiscal 2019 versus Fiscal 2018

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2019	2018		2019	2018
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$56,261	$55,595	1.2%	85.6%	92.2%
Service revenue	9,493	4,705	101.8%	14.4%	7.8%
Total revenue	65,754	60,300	9.0%	100.0%	100.0%
Cost of product revenue	44,111	41,415	6.5%	67.1%	68.7%
Cost of service revenue	7,091	4,213	68.3%	10.8%	7.0%
Total cost of revenue	51,202	45,628	12.2%	77.9%	75.7%
Gross profit	14,552	14,672	(0.8)%	22.1%	24.3%
General and administrative expenses	10,231	13,159	(22.3)%	15.6%	21.8%
Impairment of assets	—	710	NM	0.0%	1.1%
Sales and marketing expenses	9,104	11,879	(23.4)%	13.8%	19.7%
Research and development expenses	1,374	1,905	(27.9)%	2.0%	3.2%
Loss from operations	(6,157)	(12,981)	52.6%	(9.4)%	(21.5)%
Other income	80	248	(67.7)%	0.1%	0.4%
Interest expense	(493)	(333)	48.0%	(0.7)%	(0.6)%
Amortization of debt issue costs	(101)	(92)	9.8%	(0.1)%	(0.1)%
Interest income	11	15	(26.7)%	—%	—%
Loss before income tax	(6,660)	(13,143)	49.3%	(10.1)%	(21.8)%
Income tax benefit	14	(15)	NM	—%	(0.0)%
Net loss and comprehensive loss	$(6,674)	$(13,128)	49.2%	(10.1)%	(21.8)%

Revenue. Product revenue increased by 1.2%, or $0.7 million, for fiscal 2019 versus fiscal 2018. The increase in product revenue was primarily a result of higher sales volume through our national account channel, and primarily the result of a major retrofit project for multiple locations for one of our national account customers. Service revenue increased by 101.8%, or $4.8 million, primarily due to higher sales volume through our national account channel and the timing of project installations. Total revenue increased by 9.0%, or $5.5 million, due to the items discussed above. Excluding the impact of the adoption of ASC 606, Product revenue increased by 5.1%, or $2.9 million, Service revenue increased by 56.2%, or $2.6 million, and Total revenue increased by 9.1%, or $5.5 million, compared to fiscal year 2018.

Cost of Revenue and Gross Margin. Cost of product revenue increased by 6.5%, or $2.7 million, in fiscal 2019 versus the fiscal 2018 primarily due to the increase in sales. Cost of service revenue by increased 68.3%, or $2.9 million, in fiscal 2019 versus fiscal 2018 primarily due to the increase in service revenue. Gross margin decreased from 24.3% of revenue in fiscal 2018 to 22.1% in fiscal 2019, primarily due to our product mix on higher sales to one large national account customer. Excluding the impact of the adoption of ASC 606, gross margin for fiscal 2019 was 24.4%.

Operating Expenses

General and Administrative. General and Administrative. General and administrative expenses decreased by 22.3%, or $2.9 million, in fiscal 2019 compared to fiscal 2018, primarily due to $1.8 million in employee separation costs incurred in fiscal 2018, offset by the release of a $1.4 million loss contingency accrual, which did not recur in fiscal 2019, as well as reduced employee costs and consulting expense as a result of our prior year cost reduction plan.

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

Sales and Marketing. Our sales and marketing expenses decreased by 23.4%, or $2.8 million, in fiscal 2019 compared to fiscal 2018. Excluding the impact of the adoption of ASC 606, Sales and marketing expenses decreased by 11.1%, or $1.3 million, in fiscal 2019 compared to fiscal 2018. The decrease year over year was primarily due to reduced employee costs due to the impact of our prior year cost reduction plan, and lower travel and entertainment and marketing expenses.

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

Amortization of debt issue costs. Amortization of debt issue costs in fiscal 2019 increased by 9.8%, or $9 thousand from fiscal 2018. The increase was due to the execution of our new revolving credit facility.

Interest Income. Interest income in fiscal 2019 remained relatively flat compared to fiscal 2018. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense in fiscal 2019 increased immaterially from fiscal 2018. Both periods include income tax expense for minimum state tax liabilities. In fiscal 2018 we received refunds from previously filed tax returns. In both periods, the impact of the Tax Cuts and Jobs Act on tax expense was immaterial due to the valuation allowance.

Orion Engineered Systems Division

The OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides turnkey solutions for large national accounts, governments, municipalities and schools.

The following table summarizes our OES segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Revenues	$122,744	$30,925	$23,827
Operating income (loss)	$16,164	$(1,237)	$(3,792)
Operating margin	13.2%	(4.0)%	(15.9)%

Fiscal 2020 Compared to Fiscal 2019

OES revenue increased in fiscal 2020 by 296.9%, or $91.8 million, compared to fiscal 2019 almost exclusively as the result of a major retrofit project for multiple locations for one of our national account customers.

OES operating income in fiscal 2020 was $16.2 million, which improved from a net loss position of $(1.2) million in fiscal 2019. The improvement in the segment’s operating income was the result of increased sales covering fixed costs.

Fiscal 2019 Compared to Fiscal 2018

OES revenue increased in fiscal 2019 by 29.8%, or $7.1 million, compared to fiscal 2018 primarily as a result of the increase in volume of turnkey projects, specifically to one large national account customer, which continued in fiscal 2020.

OES operating loss in fiscal 2019 was $1.2 million, an improvement of $2.6 million from fiscal 2018. The improvement in the segment’s operating loss was the result of increased sales, the benefit of lower corporate allocated costs due to the impact of cost reduction initiatives, and a non-recurring asset impairment charge of $0.5 million in fiscal 2018.

Orion Distribution Services Division

The ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of broadline North American distributors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Revenues	$15,087	$24,173	$27,906
Operating loss	$(852)	$(1,742)	$(325)
Operating margin	(5.6)%	(7.2)%	(1.2)%

Fiscal 2020 Compared to Fiscal 2019

ODS revenue decreased in fiscal 2020 by 37.6%, or $9.1 million, compared to fiscal 2019, primarily due to a decrease in sales volume through our distribution channel.

ODS operating loss in fiscal 2020 was $(0.9) million, an improvement of $0.9 million from fiscal 2019. The decrease in segment operating loss was primarily due to lower operating costs on lower employment expenses and commissions.

Fiscal 2019 Compared to Fiscal 2018

ODS revenue decreased in fiscal 2019 by 13.4%, or $3.7 million, compared to fiscal 2018, primarily due to a decrease in sales volume through our distribution channel.

ODS operating loss in fiscal 2019 was $(1.7) million, an increased loss of $1.4 million from fiscal 2018. The increase in segment operating loss was primarily due to decreased sale.

Orion U.S. Markets Division

The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers are primarily comprised of ESCOs.

The following table summarizes our USM segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Revenues	$13,010	$10,656	$8,567
Operating income (loss)	$2,447	$1,132	$(3,123)
Operating margin	18.8%	10.6%	(36.5)%

Fiscal 2020 Compared to Fiscal 2019

USM revenue increased in fiscal 2020 by 22.1%, or $2.4 million, compared to fiscal 2019, primarily due to an increase in sales volume as a result of our reengagement in the sales channel.

USM operating income in fiscal 2020 was $2.4 million, an increase of $1.3 million from fiscal 2019. The improvement was primarily due to better coverage of costs on higher sales.

Fiscal 2019 Compared to Fiscal 2018

USM revenue increased in fiscal 2019 by 24.3%, or $2.1 million, compared to fiscal 2018, primarily due to an increase in sales volume as a result of our reengagement in the sales channel.

USM operating income in fiscal 2019 was $1.1 million, an improvement of $4.3 million over the operating loss in fiscal 2018. The improvement was primarily due to better operating leverage on lower allocated corporate costs, as well as a non-recurring asset impairment charge of $0.2 million in fiscal 2018.

Liquidity and Capital Resources

Overview

We had $28.8 million in cash and cash equivalents as of March 31, 2020, compared to $8.7 million at March 31, 2019. Our cash position increased primarily as a result of our increased net income and the timing of working capital changes.

On October 26, 2018, we entered into a secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “Credit Agreement”). The Credit Agreement, as amended, provides for a revolving credit facility (the “Credit Facility”) that matures on October 26, 2021. Borrowings under the Credit Facility are limited to $20.15 million subject to a borrowing base requirement based on eligible receivables and inventory. The Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of March 31, 2020, our borrowing base was $11.2 million, and we had $10.0 million in borrowings outstanding which were included in non-current liabilities in the accompanying Consolidated Balance Sheets. As of March 31, 2020, we had no outstanding letters of credit leaving total additional borrowing availability of $1.2 million.

Additional information on our New Credit Agreement can be found in the “Indebtedness” section located below.

In March 2020, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we currently have the flexibility to publicly offer and sell from time to time up to $100.0 million of debt and/or equity securities. The filing of the shelf registration statement may help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes. The COVID-19 pandemic has had a negative near-term impact on the capital markets and may impact the Company’s ability to access this capital.

We also are exploring various alternative sources of liquidity, including the sale or mortgage of our tech center office building, to help ensure that we will have the best allocation of investing capital to satisfy our working capital needs.

Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost containment, working capital management, capital expenditures. Further, as discussed in the “Risk Factors,” we expect our forecasted cash flows, particularly during the first half of fiscal 2021, to be materially adversely impacted by the COVID-19 pandemic, the magnitude and period of impact of which is uncertain. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements during the next 12 months based on our current cash flow forecast, there can be no assurance to that effect. If we experience significant liquidity constraints, we may be required to issue equity or debt securities, reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.

Cash Flows

The following table summarizes our cash flows for our fiscal 2020, fiscal 2019 and fiscal 2018:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(in thousands)
Operating activities	$20,343	$(5,058)	$(4,415)
Investing activities	(936)	(449)	(585)
Financing activities	615	4,812	(2,883)
Increase (decrease) in cash and cash equivalents	$20,022	$(695)	$(7,883)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consisted of a net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expenses, provisions for reserves, and the effect of changes in working capital and other activities.

Cash provided by operating activities for fiscal 2020 was $20.3 million and consisted of a net income adjusted for non-cash expense items of $15.2 million and net cash provided by changes in operating assets and liabilities of $5.2 million.  Cash used by changes in operating assets and liabilities consisted primarily of an increase in Inventory of $1.3 million due to delayed shipments at the end of the fiscal year as a result of COVID-19.  Cash provided by changes in operating assets and liabilities included a decrease in Accounts receivable of $3.6 million due to the timing of billing and customer collections, a decrease in Revenue earned but not billed of $3.2 million due to timing on revenue recognition compared to invoicing.

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

Cash Flows Related to Investing Activities. Cash used in investing activities in fiscal 2020 was $0.9 million and consisted primarily of purchases of property and equipment of $0.8 million.

Cash used in investing activities in fiscal 2019 was $0.4 million and consisted primarily of purchases of property and equipment of $0.4 million.

Cash used in investing activities in fiscal 2018 was $0.6 million and consisted of purchases of property and equipment of $0.5 million and investment in patents and licenses of $0.1 million.

Cash Flows Related to Financing Activities. Cash provided by financing activities in fiscal 2020 was $0.6 million. This cash provided consisted primarily of net proceeds of $0.8 million from our Credit Facility, offset by $0.1 million in debt issue costs due to the Credit Facility and $0.1 million of payment of long-term debt.

Cash provided by financing activities in fiscal 2019 was $4.8 million. This cash provided consisted primarily of net proceeds of $5.3 million from our Credit Facility, offset by $0.4 million in debt issue costs due to the Credit Facility and $0.1 million of payment of long-term debt.

Cash used in financing activities in fiscal 2018 was $2.9 million and was due almost entirely to the net repayment of our prior revolving credit facility.

Working Capital

Our net working capital as of March 31, 2020 was $27.8 million, consisting of $55.0 million in current assets and $27.2 million in current liabilities. Our net working capital as of March 31, 2019 was $14.0 million, consisting of $41.4 million in current assets and $27.3 million in current liabilities. Our Cash and cash equivalents, net balance increased by $20.0 million from the fiscal 2019 year-end due primarily to increased net income and working capital changes. Our current Accounts receivable, net balance decreased by $4.4 million from the fiscal 2019 year-end due to the timing of billing and customer collections. Our Revenue earned but not billed balance decreased by $3.1 million from the fiscal 2019 year-end due to the timing of billing. Our Inventories, net increased $1.1 million from the fiscal 2019 year-end due to higher backlog as of March 31, 2020 as a result of delayed shipments as impacted by COVID-19.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase. In addition, in order to provide quality and timely service under our multi-location master retrofit agreements we are required to make substantial working capital expenditures and advance inventory purchases, including purchases to support the provision of products and services to our largest customer.  As a result of our largest customer deferring retrofit installations in March 2020, we are working with the customer to come to an equitable accommodation with respect to our advance purchases.  In late fiscal 2020 and early fiscal 2021, we also made increased pre-purchases of components for our products to help mitigate the impact of the COVID-19 pandemic on our supply chain.

Indebtedness

Revolving Credit Agreement

On October 26, 2018, we entered into the Credit Agreement. On June 3, 2019, we and certain of our subsidiaries entered into an amendment (the “First Amendment”) to the Credit Agreement, which increased the maximum borrowing base credit available for certain of the customer receivables included in our borrowing base and provided for a borrowing base credit of up to $3.0 million based on inventory, in each case, subject to certain conditions. On August 2, 2019, we and certain of our subsidiaries entered into a second amendment (the “Second Amendment”) to the Credit Agreement, which established a rent reserve in an amount equal to three months’ rent payable at any leased location where we maintain inventory included in our borrowing base and provided for a reduction of the borrowing base credit that we may receive for inventory if we default under the lease for any such location. As of the date of the Second Amendment, this rent reserve equaled $0.1 million. On November 21, 2019, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement, which extended the maturity date from October 26, 2020 to October 26, 2021; increased the sublimit under the Credit Agreement for advances under business credit cards from $1.5 million to $3 million; created a new $2 million sublimit permitting entry into foreign currency forward contracts with the lender; expanded our ability to make capital expenditures and incur other debt from time to time; and permitted the lender to amend the financial covenant included in the Credit Agreement (which requires the maintenance of a certain amount of unrestricted cash on deposit with the lender at the end of each month) upon receipt of the our annual projections.

The Credit Agreement, as amended, provides for a Credit Facility that matures on October 26, 2021. Borrowings under the Credit Facility are currently limited to $20.15 million, subject to a borrowing base requirement based on eligible receivables and inventory. The Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of March 31, 2020, our borrowing base was $11.2 million, and we had $10.0 million in borrowings outstanding which were included in non-current liabilities in the accompanying Consolidated Balance Sheets. We had no outstanding letters of credit leaving total borrowing availability of $1.2 million.

The Credit Agreement is secured by a security interest in substantially all of our and our subsidiaries’ personal property.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate (but not less than 5.00% per year) plus an applicable margin determined by reference to our quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by the total current liabilities, including the obligations under the Credit Agreement). As of March 31, 2020, the applicable interest rate was 5.25%. Among other fees, we are required to pay an annual facility fee equal to 0.45% of the credit limit under the Credit Agreement, which was paid at commencement (October 26, 2018) and is due on each anniversary thereof.

The Credit Agreement requires us to maintain nine months’ of “RML” as of the end of each month. For purposes of the Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with the lender plus availability under the Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month. As of March 31, 2020, we were in compliance with this RML requirement.

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

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.8 million in fiscal 2020, $0.5 million in fiscal 2019, and $0.5 million in fiscal 2018. Given the uncertain impact on financial results due to the COVID-19 pandemic, our estimate of forecasted capital expenditures in fiscal 2021 is uncertain. Our capital spending plans predominantly consist of investments related to new product development tooling and equipment and information technology systems. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our Credit Facility.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of March 31, 2020 is set forth in the following table (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Bank debt obligations	$10,013	$—	$10,013	$—	$—
Other debt obligations	85	35	30	20	—
Cash interest payments on debt	6	3	3	—	—
Lease obligations (1)	4,137	692	1,368	1,449	628
Purchase order and capital expenditure commitments (2)	7,740	7,740	—	—	—
Total	$21,981	$8,470	$11,414	$1,469	$628

(1)	Does not reflect the contract modification signed in the first quarter of fiscal 2021 extending the Jacksonville lease another three years.
(2)	Reflects non-cancellable purchase commitments primarily for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

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

Revenue from turnkey projects that is allocated to the single installation performance obligation is reflected in Service revenue. Service revenue is recorded over-time as we fulfill our obligation to install the light fixtures. We measure our performance toward fulfilling our performance obligations for installations using an output method that calculates the number of light fixtures completely removed and installed as of the measurement date in comparison to the total number of light fixtures to be removed and installed under the contract.

Most products are manufactured in accordance with our standard specifications. However, some products are manufactured to a customer’s specific requirements with no alternative use to us. In such cases, and when we have an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs. There was no over-time revenue related to custom products recognized in fiscal year 2020 or 2019.

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

Inventories. Inventories are stated at the lower of cost or net realizable value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence. If the net realizable value, which is based upon the estimated selling price, less estimated costs of completion, disposal, and transportation, falls below cost, then the inventory value is reduced to its net realizable value. Our inventory obsolescence reserves at March 31, 2020 were $2.4 million, or 14.3% of gross inventory, and $2.8 million, or 17.4% of gross inventory, at March 31, 2019.

Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was twenty-eight thousand dollars, or 0.3% of gross receivables, at March 31, 2020 and $0.2 million, or 1.4% of gross receivables, at March 31, 2019.

Recoverability of Long-Lived Assets. We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, customer relationships, developed technology, and non-competition agreements, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being utilized, or a significant change, delay or departure in our strategy for that asset, or a significant change in the macroeconomic environment, such as the impact of the COVID-19 pandemic. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, forecasted revenue, margin costs and the economic life of the asset. If impairment is indicated, we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized.

As of March 31, 2020, due to the forecasted change in the macroeconomic conditions due to the COVID-19 pandemic, a triggering event occurred requiring us to evaluate our long-lived assets for impairment. Due to the central nature of our operations, our tangible and intangible definite-lived assets support our full operations, are utilized by all three of our reportable segments, and do not generate separately identifiable cash flows. As such, these assets together represent a single asset group. We performed the recoverability test for the asset group by comparing the carrying value to the group’s expected future undiscounted cash flows. We concluded that the undiscounted cash flows of the definite lived asset group exceeded the carrying value. As such the asset group was deemed recoverable and no impairment was recorded.

During the second quarter of fiscal 2019, we listed our corporate office building in Manitowoc, Wisconsin for sale or lease to increase liquidity through the divestiture of a non-core asset. Because of the uncertainty of a sale of our building, management concluded that the sale is not probable within the next twelve months, therefore the building continues to be classified as held for use as of March 31, 2020. The building is included in our long-lived asset group, which was evaluated for impairment during the second quarter of fiscal 2020; the asset group was deemed recoverable and no impairment was recorded. However, as the building is currently listed for below its net book value, the sale of our building could result in a non-cash impairment charge in future reporting periods.

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

We performed a qualitative assessment in conjunction with our annual impairment test of our indefinite lived intangible assets as of January 1, 2020. This qualitative assessment considered our operating results for the first nine months of fiscal 2019 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2020 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

Stock-Based Compensation. We currently issue restricted stock awards to our employees, executive officers and directors. Prior to fiscal 2015, we also issued stock options to these individuals. We apply the provisions of ASC 718, Compensation - Stock Compensation, to these restricted stock and stock option awards which requires us to expense the estimated fair value of the awards based on the fair value of the award on the date of grant. Compensation costs for equity incentives are recognized in earnings, on a straight-line basis over the requisite service period.

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

Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2020, 2019, and 2018 we have recorded a full valuation allowance against our net federal and net state deferred tax assets due to our cumulative three-year taxable losses. In making these determinations, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.

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

As of March 31, 2020, we had net operating loss carryforwards of approximately $75.3 million for federal tax purposes and $61.7 million for state tax purposes. As of the prior fiscal year, this amount is inclusive of the entire loss carryforward on the filed returns.

We also had federal tax credit carryforwards of $1.3 million and state tax credit carryforwards of $0.8 million, which are fully reserved for as part of our valuation allowance. Of these tax attributes, $8.5 million of the federal and state net operating loss carryforwards are not subject to time restrictions on use but may only be used to offset 80% of future adjusted taxable income. The $128.5 federal and state net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2024 and 2040.

We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2020, the balance of gross unrecognized tax benefits was approximately $0.3 million, of which $0.2 million would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.

Recent Accounting Pronouncements

See Note 3 – Summary of Significant Accounting Policies to our accompanying audited consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

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

As of March 31, 2020, $10.0 million of our $10.1 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $0.1 million.

Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. A hypothetical 20% increase in aluminum prices would have had a negative impact of $0.7 million on our net income in fiscal 2020. We have not experienced any material adverse impacts from commodity price risk due to the COVID-19 pandemic; however, as of the date of this report, we are not able to predict the future impact of COVID-19 on this risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – COVID-19

As more fully described in Note 2 to the consolidated financial statements, the Company has been negatively impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

June 5, 2020

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,
	2020	2019
Assets
Cash and cash equivalents	$28,751	$8,729
Accounts receivable, net	10,427	14,804
Revenue earned but not billed	560	3,746
Inventories, net	14,507	13,403
Prepaid expenses and other current assets	723	695
Total current assets	54,968	41,377
Property and equipment, net	11,817	12,010
Other intangible assets, net	2,216	2,469
Long-term accounts receivable	760
Other long-term assets	2,802	165
Total assets	$72,563	$56,021
Liabilities and Shareholders’ Equity
Accounts payable	$19,834	$19,706
Accrued expenses and other	7,228	7,410
Deferred revenue, current	107	123
Current maturities of long-term debt	35	96
Total current liabilities	27,204	27,335
Revolving credit facility	10,013	9,202
Long-term debt, less current maturities	50	81
Deferred revenue, long-term	715	791
Other long-term liabilities	3,546	642
Total liabilities	41,528	38,051
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2020 and 2019; no shares issued and outstanding at March 31, 2020 and 2019	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2020 and 2019; shares issued: 39,729,569 and 39,037,969 at March 31, 2020 and 2019; shares outstanding: 30,265,997 and 29,600,158 at March 31, 2020 and 2019	—	—
Additional paid-in capital	156,503	155,828
Treasury stock: 9,463,572 and 9,437,811 common shares at March 31, 2020 and 2019	(36,163)	(36,091)
Retained deficit	(89,305)	(101,767)
Total shareholders’ equity	31,035	17,970
Total liabilities and shareholders’ equity	$72,563	$56,021

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2020	2019	2018
Product revenue	$113,352	$56,261	$55,595
Service revenue	37,489	9,493	4,705
Total revenue	150,841	65,754	60,300
Cost of product revenue	83,588	44,111	41,415
Cost of service revenue	30,130	7,091	4,213
Total cost of revenue	113,718	51,202	45,628
Gross profit	37,123	14,552	14,672
Operating expenses:
General and administrative	11,184	10,231	13,159
Impairment of intangible assets	—	—	710
Sales and marketing	11,113	9,104	11,879
Research and development	1,716	1,374	1,905
Total operating expenses	24,013	20,709	27,653
Income (loss) from operations	13,110	(6,157)	(12,981)
Other income (expense):
Other income	28	80	248
Interest expense	(279)	(493)	(333)
Amortization of debt issue costs	(243)	(101)	(92)
Interest income	5	11	15
Total other expense	(489)	(503)	(162)
Income (loss) before income tax	12,621	(6,660)	(13,143)
Income tax expense (benefit)	159	14	(15)
Net income (loss)	$12,462	$(6,674)	$(13,128)
Basic net income (loss) per share attributable to common shareholders	$0.41	$(0.23)	$(0.46)
Weighted-average common shares outstanding	30,104,552	29,429,540	28,783,830
Diluted net income (loss) per share	$0.40	$(0.23)	$(0.46)
Weighted-average common shares and share equivalents outstanding	30,964,777	29,429,540	28,783,830

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Shareholder Notes Receivable	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2017	28,317,490	$153,901	$(36,081)	$(4)	$(82,366)	$35,450
Issuance of stock for services	24,747	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	10,057	—	11	—	—	11
Stock-based compensation	612,601	1,102	—	—	—	1,102
Employee tax withholdings on stock-based compensation	(10,482)	—	(11)	—	—	(11)
Collections on stockholder notes	(1,230)	—	(4)	4	—	—
Net loss	—	—	—	—	(13,128)	(13,128)
Balance, March 31, 2018	28,953,183	155,003	(36,085)	—	(95,494)	23,424
Shares issued under Employee Stock Purchase Plan	4,642	—	4	—	—	4
Stock-based compensation	653,394	825	—	—	—	825
Employee tax withholdings on stock-based compensation	(11,061)	—	(10)	—	—	(10)
Cumulative effect of accounting change due to adoption of ASC 606	—	—	—	—	401	401
Net loss	—	—	—	—	(6,674)	(6,674)
Balance, March 31, 2019	29,600,158	155,828	(36,091)	—	(101,767)	17,970
Exercise of stock options and warrants for cash	22,362	57	—	—	—	57
Shares issued under Employee Stock Purchase Plan	2,361	—	7	—	—	7
Stock-based compensation	669,238	618	—	—	—	618
Employee tax withholdings on stock-based compensation	(28,122)	—	(79)	—	—	(79)
Net income	—	—	—	—	12,462	12,462
Balance, March 31, 2020	30,265,997	$156,503	$(36,163)	$—	$(89,305)	$31,035

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2020	2019	2018
Operating activities
Net income (loss)	$12,462	$(6,674)	$(13,128)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	1,203	1,339	1,404
Amortization of intangible assets	359	444	607
Stock-based compensation	618	825	1,102
Amortization of debt issue costs	243	101	92
Impairment of intangible assets	—	—	710
Loss on sale of property and equipment	10	—	—
Provision for inventory reserves	205	(202)	1,261
Provision for bad debts	—	56	22
Other	57	57	(94)
Changes in operating assets and liabilities:
Accounts receivable	3,616	(5,840)	419
Revenue earned but not billed	3,186	(1,390)	—
Inventories	(1,319)	(4,689)	4,706
Deferred contract costs	—	—	(65)
Prepaid expenses and other assets	66	68	391
Accounts payable	(79)	8,916	20
Accrued expenses and other liabilities	(192)	1,975	(1,736)
Deferred revenue, current and long-term	(92)	(44)	(126)
Net cash provided by (used in) operating activities	20,343	(5,058)	(4,415)
Investing activities
Purchase of property and equipment	(814)	(381)	(512)
Additions to patents and licenses	(131)	(68)	(73)
Proceeds from sales of property, plant and equipment	9	—	—
Net cash used in investing activities	(936)	(449)	(585)
Financing activities
Payment of long-term debt	(92)	(80)	(158)
Proceeds from revolving credit facility	74,100	60,270	68,734
Payment of revolving credit facility	(73,289)	(54,976)	(71,456)
Payments to settle employee tax withholdings on stock-based compensation	(76)	(10)	(9)
Debt issue costs	(91)	(396)	—
Net proceeds from employee equity exercises	63	4	6
Net cash provided by (used in) financing activities	615	4,812	(2,883)
Net increase (decrease) in cash and cash equivalents	20,022	(695)	(7,883)
Cash and cash equivalents at beginning of period	8,729	9,424	17,307
Cash and cash equivalents at end of period	$28,751	$8,729	$9,424
Supplemental cash flow information:
Cash paid for interest	$(254)	$(176)	$(147)
Cash (paid) received for income taxes	$(28)	$12	$17
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment by issuing a debt	$—	$74	$—
Operating lease assets obtained in exchange for new operating lease liabilities	$2,757	$—	$—

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

Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion also leases office space in Jacksonville, Florida.

NOTE 2 — IMPACT OF COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Orion’s business has been adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last month of its fiscal 2020 year. As an essential business, Orion provides products and services to ensure energy and lighting infrastructure and Orion therefore continues to operate throughout the pandemic. Nonetheless, Orion did experience a material adverse effect from the COVID-19 pandemic due to the curtailment of activity in the last few weeks of the 2020 fiscal year and during the first quarter of fiscal 2021, including the delay of project installations for a major national account customer. Although circumstances may change, further installations at this customer’s locations are currently not expected to recommence until calendar year 2021.

As part of the Orion’s response to the impacts of the COVID-19, Orion has taken a number of cost reduction and cash conservation measures, including reducing headcount. See Note 20 – Restructuring Expense.

While restrictions have begun to lessen in certain jurisdictions during Orion’s fiscal 2021 first quarter, stay-at-home or lockdown orders remain in effect in others, with employees asked to work remotely if possible.  Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of multiple projects have been extended. As of the date of this report, it is not possible to predict the overall impact the COVID-19 pandemic will have on Orion’s business, liquidity, capital resources or financial results. However, Orion does expect that the economic and regulatory impacts of COVID-19 will materially and adversely impact revenue and profitability in at least the first half of fiscal 2021. If there is prolonged adverse impact, the carrying values of Orion’s business, liquidity, capital resources, financial results, and the carrying values of Orion’s property, plant and equipment and intangible assets may be impacted negatively. Orion will continue to actively monitor the situation and may take further actions that alter business operations.

Due to the forecasted change in macroeconomic conditions due to the COVID-19 pandemic, as of March 31, 2020, a triggering event occurred requiring Orion to evaluate its long-lived assets for impairment. Orion performed the Step 1 recoverability test for the asset group, and the asset group was deemed recoverable. See Note 8 – Property and Equipment.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the fiscal year ended March 31, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts

Orion performs ongoing evaluations of its customers and continuously monitors collections and payments. Orion estimates an allowance for doubtful accounts based upon the aging of the underlying receivables, historical experience with write-offs and specific customer collection issues that have been identified. See Note 5 – Accounts Receivable for further discussion of the allowance for doubtful accounts.

Incentive Plan

Orion’s compensation committee approved an Executive Fiscal Year 2020 Annual Cash Incentive Program. The program provided for performance cash bonus payments ranging from 50-100% of the fiscal 2020 base salaries of Orion’s named executive officers and other key employees. The program provided for bonuses to be paid out on the basis of achieving positive net income in fiscal 2020. Based upon the results for the year ended March 31, 2020, Orion accrued approximately $0.8 million of expense related to this plan.

Orion’s compensation committee approved an Executive Fiscal Year 2019 Annual Cash Incentive Program. The program provided for performance cash bonus payments ranging from 50-100% of the fiscal 2019 base salaries of Orion’s named executive officers and other key employees. The program provided for bonuses to be paid out on the basis of achieving positive net income above $0.1 million in fiscal 2019. Based upon the results for the year ended March 31, 2019, Orion did not accrue any expense related to this plan.

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

Deferred revenue relates to advance customer billings, investment tax grants received related to PPAs and long-term maintenance contracts on OTAs and is classified as a liability on the consolidated balance sheet. The fair value of the maintenance is readily determinable based upon pricing from third-party vendors. Deferred revenue related to maintenance services is recognized when the services are delivered, which occurs in excess of a year after the original OTA contract is executed.

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

Revenue from turnkey projects that is allocated to the single installation performance obligation is reflected in Service revenue. Service revenue is recorded over-time as Orion fulfills its obligation to install the light fixtures. Orion measures its performance toward fulfilling its performance obligations for installations using an output method that calculates the number of light fixtures removed and installed as of the measurement date in comparison to the total number of light fixtures to be removed and installed under the contract.

Most products are manufactured in accordance with Orion’s standard specifications. However, some products are manufactured to a customer’s specific requirements with no alternative use to Orion. In such cases, and when Orion has an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs. There was no over-time revenue related to custom products recognized in fiscal year 2020 or 2019.

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

See Note 11 – Accrued Expenses and Other for a discussion of Orion’s accounting for the warranty it provides to customers for its products and services.

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

Income Taxes

Orion recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2020, Orion decreased its full valuation allowance by $3.2 million against its deferred tax assets due to the decrease in its deferred tax assets.

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

Stock Based Compensation

Orion’s share-based payments to employees are measured at fair value and are recognized against earnings, on a straight-line basis over the requisite service period.

Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period. As more fully described in Note 17 – Stock Options and Restricted Shares, Orion currently awards non-vested restricted stock (and in some cases, in conjunction with associated cash award accounted for as a liability) to employees, executive officers and directors. Orion did not issue any stock options during fiscal 2020, fiscal 2019 or fiscal 2018.

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

Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For fiscal 2020, one supplier account for 11.8% of total cost of revenue. For fiscal 2019, no supplier accounted for more than 10% of total cost of revenue.

In fiscal 2020, one customer accounted for 74.1% of revenue. In fiscal 2019, one customer accounted for 20.7% of total revenue. In fiscal 2018, two customers accounted for 11.7% and 10.8% of total revenue.

As of March 31, 2020, two customers accounted for 37.3% and 13.0% of accounts receivable, respectively, and as of March 31, 2019, one customer accounted for 56.2% of accounts receivable.

Recent Accounting Pronouncements

Issued: Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for Orion for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Orion is currently evaluating the impact of adoption of this standard on its consolidated statements of operations, cash flows, and the related footnote disclosures.

Recently Adopted Standards

In April 2018, Orion adopted ASU 2014-09 and subsequent amendments, which is included in the Accounting Standards Codification as "Revenue from Contracts with Customers" (Topic 606) (“ASC 606”) and Sub-Topic 340-40 (“ASC 340-40”), using the modified retrospective approach. ASC 606 superseded the revenue recognition requirements in “Revenue Recognition” (Topic 605) ("ASC 605") and provides guidance on the accounting for other assets and deferred costs associated with contracts with customers. ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 340-40 limits the circumstances that an entity can recognize an asset from the costs incurred to obtain or fulfill a contract that are not subject to the guidance in other portions in the Accounting Standards Codification, such as those related to inventory. The provisions of ASC 606 and ASC 340-40 require entities to use more judgments and estimates than under previous guidance when allocating the total consideration in a contract to the individual promises to customers (“performance obligations”) and determining when a performance obligation has been satisfied and revenue can be recognized. Orion’s adoption of ASC 606 did not have a material effect on Orion's financial statements. Orion has updated its processes and controls necessary for implementing ASC 606, including the increased footnote disclosure requirements.

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

In April 2019, Orion adopted Accounting Standards Update 2016-02, and subsequent amendments, which is included in the Accounting Standards Codification (“ASC”) as Topic 842, Leases (“ASC 842”), retrospectively through a cumulative-effect adjustment. Orion elected the package of practical expedients provided for in ASU 842, which among other things, allows companies to carry forward their historical lease classification. Previously, Orion followed the guidance set forth in ASC 840, Leases.

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

NOTE 4 — REVENUE

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

Most products are manufactured in accordance with Orion’s standard specifications. However, some products are manufactured to a customer’s specific requirements with no alternative use to Orion. In such cases, and when Orion has an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs. There was no over-time revenue related to custom products recognized in the twelve months ended March 31, 2020 or March 31, 2019.

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

See Note 11 – Accrued Expenses and Other for a discussion of Orion’s accounting for the warranty it provides to customers for its products and services.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.

Revenue Recognition

See Note 3 – Summary of Significant Accounting Policies for a discussion of Orion’s accounting policies in effect prior to April 1, 2018, as well as the policies applied starting April 1, 2018 related to revenue recognition.

Contract Fulfillment Costs

Costs associated with product sales are accumulated in inventory as the fixtures are manufactured and are transferred to Cost of product revenue at the time revenue is recorded. See Note 6 – Inventories. Costs associated with installation sales are expensed as incurred.

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance. For fiscal year 2020, Product revenue included $1.4 million derived from sales-type leases for light fixtures, $0.2 million derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $0.1 million derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606. All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.

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

See Footnote 18 - Segment Data, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the year ended March 31, 2020 (dollars in thousands):

	Year Ended March 31, 2020
	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$922	$379	$1,301
Commercial and industrial	110,742	37,110	147,852
Total lighting	111,664	37,489	149,153
Solar energy related revenues	56	—	56
Total revenues from contracts with customers	111,720	37,489	149,209
Revenue accounted for under other guidance	1,632	—	1,632
Total revenue	$113,352	$37,489	$150,841

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

The payments associated with these transactions that are due during the twelve months subsequent to March 31, 2020 are included in Accounts receivable, net in Orion’s Consolidated Balance Sheets. The remaining amounts due that are associated with these transactions are included in Long-term accounts receivable in Orion’s Consolidated Balance Sheets.

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

The total amount received from the sales of these receivables during the twelve months ended March 31, 2020, and 2019 was $4.4 million and $6.9 million, respectively. Orion’s losses on these sales aggregated to $0.1 million and $0.3 million for the twelve months ended March 31, 2020, and 2019, respectively, and are included in Interest expense in the Consolidated Statements of Operations.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts. Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net. Revenue earned but not billed as of March 31, 2020 and March 31, 2019 includes $39 thousand and $0.7 million, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by the new standards.

Long term accounts receivable as of March 31, 2020, includes $0.6 million of contract assets related to the service portion of the long-term financing agreement provided one customer.

Deferred revenue, current as of March 31, 2020, includes $31 thousand of contract liabilities which represented consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by the new standards.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of March 31, 2020, and March 31, 2019, after the adoption of the new standards (dollars in thousands):

	March 31, 2020	March 31, 2019
Accounts receivable, net	$10,427	$14,804
Contract assets	$1,082	$3,005
Contract liabilities	$31	$48

There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing. There were no significant changes to contract liabilities.

NOTE 5 — ACCOUNTS RECEIVABLE

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

	2020	2019
Accounts receivable, gross	$10,455	$15,011
Allowance for doubtful accounts	(28)	(207)
Accounts receivable, net	$10,427	$14,804

NOTE 6 — INVENTORIES

Inventories consist of raw materials and components, such as drivers, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out (FIFO) method. Orion reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 12 months, expected demand, and other information indicating obsolescence. Orion records, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2020 and 2019, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of March 31, 2020
Raw materials and components	$9,639	$(1,244)	$8,395
Work in process	699	(305)	394
Finished goods	6,598	(880)	5,718
Total	$16,936	$(2,429)	$14,507
As of March 31, 2019
Raw materials and components	$9,161	$(1,393)	$7,768
Work in process	1,010	(269)	741
Finished goods	6,056	(1,162)	4,894
Total	$16,227	$(2,824)	$13,403

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid subscription fees, prepaid insurance premiums, debt issue costs, and sales tax receivable.

NOTE 8 — PROPERTY AND EQUIPMENT

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

As of March 31, 2020, due to the forecasted change in the macroeconomic conditions due to the COVID-19 pandemic, a triggering event occurred requiring Orion to evaluate its long-lived assets for impairment. Due to the central nature of its operations, Orion’s tangible and intangible definite-lived assets support its full operations, are utilized by all three of its reportable segments, and do not generate separately identifiable cash flows. As such, these assets together represent a single asset group. Orion performed the recoverability test for the asset group by comparing its carrying value to the group’s expected future undiscounted cash flows. Orion concluded that the undiscounted cash flows of the long-lived asset group exceeded its carrying value. As such the asset group was deemed recoverable and no impairment was recorded.

Property and equipment were comprised of the following (dollars in thousands):

	March 31, 2020	March 31, 2019
Land and land improvements	$433	$433
Buildings and building improvements	9,470	9,245
Furniture, fixtures and office equipment	7,270	7,238
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	12,021	12,211
Construction in progress	15	43
	34,530	34,491
Less: accumulated depreciation and amortization	(22,713)	(22,481)
Net property and equipment	$11,817	$12,010

Depreciation is recognized over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $1.2 million, $1.3 million and $1.4 million for the years ended March 31, 2020, 2019 and 2018, respectively.

Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	10-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers under Power Purchase Agreements	20 years
Plant equipment	3-10 years

No interest was capitalized for construction in progress during fiscal 2020 or fiscal 2019.

NOTE 9 — LEASES

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

Assets Orion Leases from Other Parties

On January 31, 2020, Orion entered into the current lease for its approximately 196,000 square foot primary manufacturing and distribution facility in Manitowoc, WI. The lease has a 10-year term, with the option to terminate after six years. Orion is responsible for the costs of insurance and utilities for the facility. These costs are considered variable lease costs. The agreement is classified as an operating lease.

The prior lease agreement for this facility provided the lessor the right to terminate the lease agreement at any time with 12 months’ notice to Orion.   As a result, the agreement was previously classified as a short-term lease.

In February 2014, Orion entered into a multi-year lease agreement for use of approximately 10,500 square feet of office space in a multi-use office building in Jacksonville, Florida. As of March 31, 2020, the lease had been extended to June 30, 2020. Subsequent to year-end, this lease was extended for another three-year term. The agreement is classified as an operating lease.

Orion has leased other assets from third parties, principally office and production equipment. The terms of our other leases vary from contract to contract and expire at various dates through 2020.

The weighted average discount rate for Orion’s lease obligations as of March 31, 2020 is 5.5%.  The weighted average remaining lease term as of March 31, 2020 is 5.8 years.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	March 31, 2020
Assets
Operating lease assets	Other long-term assets	$2,745
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	691
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,830
Total lease liabilities		$3,521

Orion had operating lease costs of $0.7 million for the year ended March 31, 2020. This includes short-term leases and variable lease costs, which are immaterial.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2021	$692
Fiscal 2022	675
Fiscal 2023	693
Fiscal 2024	714
Fiscal 2025	735
Thereafter	628
Total lease payments	$4,137
Less: Interest	(616)
Present value of lease liabilities	$3,521

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

Revenues, and production and acquisition costs, associated with sales-type leases are included in Product revenue and Costs of product revenues in the Consolidated Statement of Operations. These amounts are recorded for each fixture separately based on the customer’s monthly acknowledgment that specified fixtures have been installed and are operating as specified. The execution of the acknowledgement is considered the commencement date as defined in ASC 842.

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the year ended March 31, 2020 (dollars in thousands):

March 31, 2020
Product revenue	$1,362
Cost of product revenue	1,208

The Consolidated Balance Sheets as of March 31, 2020 includes an immaterial amount related to the net investment in sales-type leases. The Balance Sheet as of and March 31, 2019 does not include a net investment in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were transferred to the financing institution prior to the respective balance sheet dates.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and not material in the year ended March 31, 2020. Orion accounts for these transactions as operating leases.

NOTE 10 — OTHER INTANGIBLE ASSETS

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

Orion performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets as of January 1, 2020. This qualitative assessment considered Orion’s operating results for the first nine months of fiscal 2020 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2021 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

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

The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	March 31, 2020			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,766	$(1,700)	$1,066	$2,667	$(1,529)	$1,138
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,014	—	1,014	1,007	—	1,007
Customer relationships	3,600	(3,545)	55	3,600	(3,459)	141
Developed technology	900	(819)	81	900	(717)	183
Total	$8,338	$(6,122)	$2,216	$8,232	$(5,763)	$2,469

As of March 31, 2020, the weighted average useful life of intangible assets was 5.13 years. The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2021	$292
Fiscal 2022	194
Fiscal 2023	103
Fiscal 2024	99
Fiscal 2025	91
Thereafter	423
$1,202

Amortization expense is set forth in the following table (dollars in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Amortization included in cost of sales:
Patents	$171	$171	$159
Total	$171	$171	$159
Amortization included in operating expenses:
Customer relationships	$86	$133	$272
Developed technology	102	135	156
Non-competition agreements	—	5	20
Total	188	273	448
Total amortization of intangible assets	$359	$444	$607

Orion’s management periodically reviews the carrying value of patent applications and related costs. When a patent application is probable of being unsuccessful or a patent is no longer in use, Orion writes off the remaining carrying value as a charge to general and administrative expense within its Consolidated Statement of Operations. In fiscal years 2020, 2019, and 2018, write-offs were immaterial.

Included in other income are product royalties received from licensing agreements for our patents.

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of March 31, 2020 and March 31, 2019, Accrued expenses and other included the following (dollars in thousands):

	March 31, 2020	March 31, 2019
Compensation and benefits	$2,594	$1,212
Sales tax	513	713
Contract costs	1,173	3,293
Legal and professional fees	312	356
Warranty	708	282
Sales returns reserve (1)	98	141
Credits due to customers (1)	932	987
Other accruals	898	426
Total	$7,228	$7,410

(1)

Sales returns reserve was previously classified in Accounts receivable, net and Credits due to customers was previously classified in Accounts payable. As of April 1, 2018, in conjunction with the adoption of ASC 606, these balances are now included in Accrued expenses and other on the Consolidated Balance Sheets.

Orion generally offers a limited warranty of one to 10 years on its lighting products including the pass through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, LED modules, LED chips, LED drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	March 31,
	2020	2019
Beginning of year	$657	$673
Reclassification on adoption of ASC 606	—	73
Accruals	863	158
Warranty claims (net of vendor reimbursements)	(451)	(247)
Ending balance	$1,069	$657

NOTE 12 — NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income (loss) per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net income (loss) per common share, Orion uses the treasury stock method for outstanding options and restricted shares. Because of the net loss for the years ended March 31, 2019 and March 31, 2018, potentially dilutive securities would be anti-dilutive, and therefore diluted net income (loss) per common share is the same as basic net income (loss) per common share for the years ended March 31, 2019 and March 31, 2018. Net income (loss) per common share is calculated based upon the following shares:

	Fiscal Year Ended March 31,
	2020	2019	2018
Numerator:
Net income (loss) (dollars in thousands)	$12,462	$(6,674)	$(13,128)
Denominator:
Weighted-average common shares outstanding	30,104,552	29,429,540	28,783,830
Weighted-average effect of assumed conversion of stock options and restricted stock	860,225	—	—
Weighted-average common shares and share equivalents outstanding	30,964,777	29,429,540	28,783,830
Net income (loss) per common share:
Basic	$0.41	$(0.23)	$(0.46)
Diluted	$0.40	$(0.23)	$(0.46)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	March 31,
	2020	2019	2018
Common stock options	164,072	467,836	629,667
Restricted shares	—	1,312,593	1,485,799
Total	164,072	1,780,429	2,115,466

NOTE 13 — LONG-TERM DEBT

Long-term debt as of March 31, 2020 and 2019 consisted of the following (dollars in thousands):

	March 31,
	2020	2019
Revolving credit facility	$10,013	$9,202
Equipment debt obligations	85	177
Total long-term debt	10,098	9,379
Less current maturities	(35)	(96)
Long-term debt, less current maturities	$10,063	$9,283

Revolving Credit Agreement

On October 26, 2018, Orion and its subsidiaries entered into a new secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “Credit Agreement”). On June 3, 2019, Orion and certain of its subsidiaries entered into an amendment (the “First Amendment”) to the Credit Agreement, which increased the maximum borrowing base credit available for certain of the customer receivables included in Orion’s borrowing base and provided for a borrowing base credit of up to $3.0 million based on inventory, in each case, subject to certain conditions. On August 2, 2019, Orion and certain of its subsidiaries entered into a second amendment (the “Second Amendment”) to the Credit Agreement, which established a rent reserve in an amount equal to three months’ rent payable at any leased location where Orion maintains inventory included in its borrowing base and provided for a reduction of the borrowing base credit that Orion may receive for inventory if Orion defaults under the lease for any such location. As of March 31, 2020, this rent reserve equaled $0.1 million. On November 21, 2019, Orion and certain of its subsidiaries entered into a third amendment (the “Third Amendment”) to the Credit Agreement, which extended the maturity date from October 26, 2020 to October 26, 2021; increased the sublimit under the Credit Agreement for advances under business credit cards from $1.5 million to $3 million; created a new $2 million sublimit permitting entry into foreign currency forward contracts with the lender; expanded the Company’s ability to make capital expenditures and incur other debt from time to time; and permitted the lender to amend the financial covenant included in the Credit Agreement (which requires the maintenance of a certain amount of unrestricted cash on deposit with the lender at the end of each month) upon receipt of the Company’s annual projections.

The Credit Agreement, as amended provides for a revolving credit facility (the “Credit Facility”) that matures on October 26, 2021. Borrowings under the Credit Facility are currently limited to $20.15 million, subject to a borrowing base requirement based on eligible receivables and inventory. The Credit Agreement includes a $2.0 million sublimit for the issuance of letters of credit. As of March 31, 2020, Orion’s borrowing base was $11.2 million, and Orion had $10.0 million in borrowings outstanding which were included in non-current liabilities in the accompanying Consolidated Balance Sheets. Orion had no outstanding letters of credit leaving total borrowing availability of $1.2 million.

The Credit Agreement is secured by a security interest in substantially all of Orion's and its subsidiaries’ personal property.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate (but not less than 5.00% per year) plus an applicable margin determined by reference to Orion’s quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by total current liabilities, including the obligations under the Credit Agreement). As of March 31, 2020, the applicable interest rate was 5.25%. Among other fees, Orion is required to pay an annual facility fee equal to 0.45% of the credit limit under the Credit Agreement, which was paid at commencement (October 26, 2018) and is due on each anniversary thereof.

The Credit Agreement requires Orion to maintain nine months’ of “RML” as of the end of each month. For purposes of the Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with the lender plus availability under the Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month. As of March 31, 2020, Orion was in compliance with this RML requirement.

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

As of March 31, 2020, Orion is in compliance with all debt covenants.

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

Aggregate Maturities

As of March 31, 2020, aggregate maturities of long-term debt were as follows (dollars in thousands):

Fiscal 2021	$35
Fiscal 2022	10,027
Fiscal 2023	16
Fiscal 2024	17
Fiscal 2025	3
$10,098

NOTE 14 — INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ended (dollars in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Current	$84	$(5)	$4
Deferred	75	19	(19)
Total	$159	$14	$(15)

	2020	2019	2018
Federal	$56	$3	$(28)
State	103	11	13
Total	$159	$14	$(15)

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	30.8%
State taxes, net	6.5%	5.6%	2.2%
Federal tax credit	—%	(0.3)%	(0.3)%
Change in valuation reserve	(25.0)%	(23.8)%	51.4%
Permanent items	(1.0)%	(1.1)%	(1.4)%
Change in tax contingency reserve	0.2%	—%	(0.1)%
Federal refunds	0.0%	0.3%	0.3%
U.S. tax reform, corporate rate reduction	—%	—%	(75.2)%
Equity compensation cancellations	0.2%	(1.0)%	(15.7)%
Federal loss, ASU 2016-09	—%	—%	7.7%
Other, net	(0.6)%	(0.9)%	0.4%
Effective income tax rate	1.3%	(0.2)%	0.1%

The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (dollars in thousands):

	March 31,
	2020	2019
Inventory, accruals and reserves	1,046	1,118
Interest deduction carry-forward	—	127
Federal and state operating loss carry-forwards	19,540	22,909
Tax credit carry-forwards	1,916	1,921
Equity compensation	250	288
Deferred revenue	18	(90)
Lease liability	903	—
Lease ROU asset	(704)	—
Fixed assets	(689)	(781)
Intangible assets	(248)	(300)
Other	121	194
Valuation allowance	(22,228)	(25,386)
Total net deferred tax liabilities	$(75)	$—

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

The Act also required companies to pay a one-time transition tax on Orion's total post-1986 earnings and profits ("E&P") of its foreign subsidiary that were previously tax deferred from US income taxes. Since Orion's foreign subsidiary had negative E&P, Orion estimated there was no transition tax to be reported in income tax expense.

The CARES Act includes significant business tax provisions that, among other things, temporarily eliminate the taxable income limit for certain NOLs, allow businesses to carry back tax year 2018-2020 NOLs to the five prior tax years, accelerate refunds of corporate AMT credits, and generally decrease the amount of disallowed business interest expense. Because of Orion’s loss carryforwards, Orion does not anticipate the income tax provisions of the CARES Act to result in a material cash or financial statement impact.

As of March 31, 2020, Orion has federal NOL carryforwards of approximately $75.3 million, and state NOL carryforwards of approximately $61.7 million. Upon adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, in fiscal year 2018, the federal and state loss NOL carryforwards associated with historic exercises of Non-Qualified Stock Options have been recorded as deferred tax assets. Orion also has federal tax credit carryforwards of approximately $1.3 million and state tax credits of $0.8 million. All of Orion's tax credit carryforwards and $128.5 million of its NOL carryforwards will begin to expire in varying amounts between 2024 and 2040. The remaining $8.5 million of its federal and state NOL carryforwards are not subject to time restrictions but may only be used to offset 80% of adjusted taxable income. All of its carryforwards are offset by a valuation allowance

For the fiscal year ended March 31, 2020, Orion recorded a valuation allowance of $22.2 million against its net deferred tax assets due to the uncertainty of its realization value in the future. For the fiscal year ended March 31, 2020, the valuation allowance against Orion's net federal and net state deferred tax assets decreased $3.2 million, primarily due to the current year loss usage. For the fiscal year ended March 31, 2019, the valuation allowance increased $1.6 million, primarily due to the fiscal 2019 loss. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

Generally, a change of more than 50% in the ownership of Orion's stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, Orion's ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for Orion. There was no limitation of NOL carryforwards that occurred for fiscal 2020, fiscal 2019, or fiscal 2018.

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

Orion files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company's federal tax returns for tax years beginning April 1, 2016 or later are open. For states in which Orion files state income tax returns, the statute of limitations is generally open for tax years ended March 31, 2016 and forward.

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

Uncertain tax positions

As of March 31, 2020, the balance of gross unrecognized tax benefits was approximately $0.3 million, $0.2 million of which would affect Orion’s effective tax rate if recognized.

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

	Fiscal Year Ended March 31,
	2020	2019	2018
Unrecognized tax benefits as of beginning of fiscal year	$130	$129	$113
Additions based on tax positions related to the current period positions	23	1	2
Additions/(Reductions) for tax positions of prior years	106	—	14
Unrecognized tax benefits as of end of fiscal year	$259	$130	$129

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Orion enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand. As of March 31, 2020, Orion had entered into $7.7 million of purchase commitments related primarily to inventory purchases.

Retirement Savings Plan

Orion sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary contributions by Orion. In fiscal 2020, Orion made matching contributions of $0.1 million. In fiscal 2019 and 2018, Orion made matching contributions of approximately $9 thousand in each of the fiscal years.

Litigation

Orion is subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, Orion does not believe that the final resolution of any of such claims or legal proceedings would have a material adverse effect on its future results of operations.  In addition to ordinary-course litigation, Orion was or is a party to the proceedings described below.

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

During fiscal 2019, Orion was notified of a pending sales and use tax audit by the California Department of Tax and Fee Administration for the period covering April 1, 2015 through March 31, 2018. During fiscal 2020, the sales and use tax audit was finalized. The ultimate disposition of this matter did not have a material adverse effect on the Orion's Consolidated Balance Sheets, statements of operations, or liquidity.

NOTE 16 — SHAREHOLDERS’ EQUITY

Share Repurchase Program and Treasury Stock

In 2011 and 2012, Orion’s Board approved several share repurchase programs authorizing Orion to repurchase in aggregate up to a maximum of $ 7,500,000 of Orion's outstanding common stock. As of March 31, 2020, Orion had repurchased 3,022,349 shares of common stock at a cost of $6.8 million under these programs. Orion did not repurchase any shares in fiscal 2020, fiscal 2019 or fiscal 2018 and currently does not intend to repurchase any additional common stock under this program in the near-term.

Shareholder Rights Plan

On January 3, 2019, Orion entered into Amendment No. 1 to the Rights Agreement, which amended the Rights Agreement dated as of January 7, 2009 and extended its terms by three years to January 7, 2022. Under the amendment, each common share purchase right (a “Right”), if exercisable, will initially represent the right to purchase from Orion, one share of Orion’s common stock, no par value per share, for a purchase price of $7.00 per share (the “Purchase Price”).

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

If a person becomes an Acquiring Person, holders of Rights (except as otherwise provided in the Rights Agreement) will have the right to receive that number of shares of Orion’s common stock having a market value of two times the then-current Purchase Price, and all Rights beneficially owned by an Acquiring Person, or by certain related parties or transferees, will be null and void. If, after a Shares Acquisition Date, Orion is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right (except as otherwise provided in the Rights Agreement) will thereafter have the right to receive that number of shares of the acquiring company’s common stock which at the time of such transaction will have a market value of two times the then-current Purchase Price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of Orion. At any time prior to a person becoming an Acquiring Person, the Board of Directors of Orion may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. Unless they are extended or earlier redeemed or exchanged, the Rights will expire on January 7, 2022.

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of Orion are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from Orion up to $20,000 of Orion’s common stock at a purchase price equal to 100% of the closing sale price of Orion’s common stock on The NASDAQ Capital Market on the last trading day of each quarter. In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. The loan program has been discontinued and new loans are no longer issued. Orion had the following shares issued from treasury during fiscal 2020 and fiscal 2019:

	As of March 31, 2020
	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended March 31, 2020	512	$3.70
Quarter Ended December 31, 2019	666	$3.35
Quarter Ended September 30, 2019	570	$2.85
Quarter Ended June 30, 2019	613	$2.97
Total	2,361	$2.85 - 3.70

	As of March 31, 2019
	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended March 31, 2019	1,581	$0.89
Quarter Ended December 31, 2018	1,708	$0.57
Quarter Ended September 30, 2018	938	$0.96
Quarter Ended June 30, 2018	415	$1.10
Total	4,642	$0.57 - 1.10

NOTE 17 — STOCK OPTIONS AND RESTRICTED SHARES

At Orion’s 2019 annual meeting of shareholders held on August 7, 2019, Orion’s shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the “Amended 2016 Plan”). Approval of the Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 1,750,000 shares to 3,500,000 shares (an increase of 1,750,000 shares); added a minimum vesting period for all awards granted under the Amended 2016 Plan (with limited exceptions); and added a specific prohibition on the payment of dividends and dividend equivalents on unvested awards. As of March 31, 2020, the number of shares available for grant under the plans was 1,725,845.

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

In fiscal 2020, an aggregate of 279,468 restricted shares were granted valued at a price per share between $2.69 and $3.03, which was the closing market price as of each grant date. In fiscal 2019, an aggregate of 529,000 restricted shares were granted valued at a price per share between $0.84 and $1.00, which was the closing market price as of each grant date. In fiscal 2018, an aggregate of 730,410 restricted shares were granted valued at a price per share between $0.88 and $1.95, which was the closing market price as of each grant date.

The following amounts of stock-based compensation expense for restricted shares and options were recorded (dollars in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Cost of product revenue	$3	$2	$12
Cost of service revenue	(1)	3	—
General and administrative	576	764	929
Sales and marketing	2	54	155
Research and development	38	2	6
	$618	$825	$1,102

The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2017	1,520,953	$3.36
Granted	—	$—
Exercised	—	$—
Forfeited	(891,286)	$3.51
Outstanding at March 31, 2018	629,667	$3.36
Granted	—	$—
Exercised	—	$—
Forfeited	(161,831)	$3.61
Outstanding at March 31, 2019	467,836	$3.14
Granted	—	$—
Exercised	(22,362)	$2.51
Forfeited	(49,174)	$4.63
Outstanding at March 31, 2020	396,300	$2.80
Exercisable at March 31, 2020	396,300

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is calculated as the difference between the exercise price of the underlying stock options and the fair value of Orion’s closing common stock price of $3.70 as of March 31, 2020.

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2020:

	March 31, 2020
	Outstanding and Vested	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.62 - 2.20	133,292	1.79	$1.92
$2.41 - 2.75	98,936	2.22	2.48
$2.86 - 4.28	164,072	0.86	3.70
	396,300	1.48	$2.80

During fiscal 2020, Orion recognized seven thousand dollars of stock-based compensation expense related to stock options.

During fiscal 2020, Orion granted restricted shares as follows:

Balance at March 31, 2019	1,312,593
Shares issued	279,468
Shares vested	(669,238)
Shares forfeited	(150,103)
Shares outstanding at March 31, 2020	772,720
Per share price on grant date	$2.69 - 3.03

During fiscal 2020, Orion recognized $0.6 million of stock-based compensation expense related to restricted shares.

As of March 31, 2020, the weighted average grant-date fair value of restricted shares granted was $3.02.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2020 is expected to be recognized as follows (dollars in thousands):

Fiscal 2021	$502
Fiscal 2022	310
Fiscal 2023	108
Fiscal 2024	12
Thereafter	6
$938
Remaining weighted average expected term	2.1 years

NOTE 18 — SEGMENT DATA

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

Orion Distribution Services Division (“ODS”)

The ODS segment sells lighting products through manufacturer representative agencies and a network of North American broadline electrical distributors and contractors.

Orion U.S. Markets Division (“USM”)

The USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

Corporate and Other

Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues			Operating Income (Loss)
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2020	2019	2018	2020	2019	2018
Segments:
Engineered Systems	$122,744	$30,925	$23,827	$16,164	$(1,237)	$(3,792)
Distribution Services	15,087	24,173	27,906	(852)	(1,742)	(325)
U.S. Markets	13,010	10,656	8,567	2,447	1,132	(3,123)
Corporate and Other	—	—	—	(4,649)	(4,310)	(5,741)
	$150,841	$65,754	$60,300	$13,110	$(6,157)	$(12,981)

	Depreciation and Amortization For the year ended March 31,			Capital Expenditures For the year ended March 31,
	2020	2019	2018	2020	2019	2018
Segments:
Engineered Systems	$1,013	$774	$988	$302	$165	$151
Distribution Services	187	485	275	81	44	217
U.S. Markets	126	233	267	78	31	73
Corporate and Other	236	291	481	353	215	71
	$1,562	$1,783	$2,011	$814	$455	$512

	Total Assets
	March 31, 2020	March 31, 2019
Segments:
Engineered Systems	$22,354	$28,486
Distribution Services	5,502	5,704
U.S. Markets	4,859	4,578
Corporate and Other	39,848	17,253
	$72,563	$56,021

Orion’s revenue outside the United States is insignificant and Orion has no long-lived assets outside the United States.

NOTE 19 — RESTRUCTURING EXPENSE

During the fourth quarter of fiscal 2020, as part of Orion’s response to the impacts of the COVID-19 pandemic, Orion entered into separation agreements with multiple employees, and recognized $0.4 million of expense. Orion’s restructuring expense for the 12 months ended March 31, 2020 and March 31, 2019 is reflected within its consolidated statements of operations as follows (dollars in thousands):

	Year Ended March 31,	Year Ended March 31,
	2020	2019
Cost of product revenue	$82	$—
Cost of product service	74	—
General and administrative	28	26
Sales and marketing	207	17
Total	$391	$43

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Year Ended March 31,	Year Ended March 31,
	2020	2019
Orion Engineered Systems	$139	$—
Orion Distribution Systems	142	12
Corporate and Other	110	31
Total	$391	$43

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

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended March 31, 2020 and March 31, 2019 are as follows:

	Three Months Ended
	March 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Total
	(in thousands, except per share amounts)
Total revenue	$25,892	$34,249	$48,322	$42,378	$150,841
Gross profit	$5,775	$8,274	$12,791	$10,283	$37,123
Net income (loss) (1)	$(531)	$2,304	$6,721	$3,968	$12,462
Basic net income (loss) per share	$(0.02)	$0.08	$0.22	$0.13	$0.41
Shares used in basic per share calculation	30,259	30,244	30,189	29,723	30,105
Diluted net loss per share	$(0.02)	$0.07	$0.22	$0.13	$0.40
Shares used in diluted per share calculation	30,259	30,824	30,830	30,551	30,965

	Three Months Ended
	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Total
	(in thousands, except per share amounts)
Total revenue	$22,443	$16,291	$13,198	$13,822	$65,754
Gross profit	$4,384	$4,170	$2,542	$3,456	$14,552
Net loss	$(882)	$(662)	$(2,438)	$(2,692)	$(6,674)
Basic net loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.09)	$(0.23)
Shares used in basic per share calculation	29,590	29,569	29,488	29,070	29,430
Diluted net loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.09)	$(0.23)
Shares used in diluted per share calculation	29,590	29,569	29,488	29,070	29,430

(1)	Includes a $0.4 million restructuring charge during the three months ended March 31, 2020.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2020, pursuant to Exchange Act Rule 13a-15(b) and 15d-15. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a level of reasonable assurance as of March 31, 2020.

Management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of March 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On June 1, 2020, we amended each of our existing Executive Employment and Severance Agreements (the “Employment Agreements”) with of Michael A. Altschaefl, William T. Hull and Scott A Green (each, a “NEO” and, collectively, the “NEOs”).  The primary purpose of the amendments was to update and harmonize certain of the terms of employment for each of our NEOs and make technical updates to comply with applicable laws.

The Employment Agreements were amended to provide that Messrs. Altschaefl, Hull and Green will be paid base salaries of $425,000, $350,000 and $350,000, respectively.  Each NEO will continue to be eligible to participate in our annual and/or long-term bonus plans as well as our employee benefit plans made available to senior executives.

The Employment Agreements were amended to provide that each NEO’s Employment Agreement will remain in place at all times while employed with us (rather than providing for a specific term with automatic renewals).

The amendments to the Employment Agreements harmonize the severance benefits that each of the NEOs would be entitled to receive upon a qualifying termination for “Cause” or “Good Reason” (as defined in the Employment Agreements).  The severance benefits payable to Mr. Altschaefl upon a qualifying termination remain unchanged, while Messrs. Hull and Green will now also receive a pro-rata cash bonus for their year of termination as part of their severance benefit (which was previously only available to Mr. Altschaefl) upon a qualifying employment termination.  The amended and restated Employment Agreements also provide that upon a qualifying termination not in connection with a change in control, we will accelerate the vesting of the portion of the NEOs’ unvested equity awards that would vest within two years of termination.  Except as described in this paragraph, the severance benefits for each of our NEOs upon a qualifying termination remain unchanged.

In addition, Mr. Hull’s Employment Agreement was amended to provide that Mr. Hull will be subject to customary non-compete and non-solicit obligations for a period of 24 months (previously 18 months) following his termination of employment.

The foregoing description of the amendments to the Employment Agreements are qualified in its entirety by reference to the full text of the amended and restated Employment Agreements, copies of which are filed herewith as Exhibits 10.16, 10.17 and 10.18 and are each incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

See Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Securities, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans. The additional information required by this item is incorporated by reference to our Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements

Our financial statements are set forth in Item 8 of this Form 10-K.

EXHIBIT INDEX

Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.1 to the Registrant’s Form 8-K filed May 22, 2020, is hereby incorporated by reference.

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

4.3	Description of Orion Energy Systems, Inc. Capital Stock, filed as Exhibit 4.3 to the Registrant’s Form 10-K filed on June 5, 2019 is hereby incorporated by reference.

10.1

Business Financing Agreement dated as of October 26, 2018 among Orion Energy Systems, Inc., Western Alliance Bank, as lender, and the subsidiary borrowers party thereto, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on October 30, 2018, is hereby incorporated by reference.

10.2

Amendment No. 1 to Business Financing Agreement, dated as of June 3, 2019 among Orion Energy Systems, Inc., Western Alliance Bank, as lender, and the subsidiary borrowers party thereto filed as Exhibit 10.2 to the Registrant’s Form 10-K filed on June 5, 2019 is hereby incorporated by reference.**

10.3

Amendment No. 2 to Business Financing Agreement, dated as of August 2, 2019 among Orion Energy Systems, Inc., Western Alliance Bank, as lender, and the subsidiary borrowers party thereto filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 5, 2019 is hereby incorporated by reference.

10.4

Amendment No.  3 to Business Financing Agreement dated as of November 21, 2019 among Orion Energy Systems, Inc., Western Alliance Bank, as lender, and the subsidiary borrowers party thereto filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 22, 2019 is hereby incorporated by reference.

10.5	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.6	Amendment to Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed September 9, 2011 as Appendix A to the Registrant’s definitive proxy statement is hereby incorporated by reference.*

10.7

Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.8

Form of Stock Option Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.7 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.9

Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated, filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 21, 2019, is hereby incorporated by reference.*

10.10

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.5 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.11

Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.6 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.12

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.7 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.13

Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.8 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.14	Orion Energy Systems, Inc. Non-Employee Director Compensation Plan, updated and effective as of February 7, 2020*+

10.15	Amended and Restated Executive Employment and Severance Agreement, dated as of June 1, 2020, by and between Orion Energy Systems, Inc. and Michael W. Altschaefl*+

10.16	Amended and Restated Executive Employment and Severance Agreement, dated as of June 1, 2020, by and between Orion Energy Systems, Inc. and William T. Hull*+

10.17	Amended and Restated Executive Employment and Severance Agreement, dated as of June 1, 2020, by and between Orion Energy Systems, Inc. and Scott A. Green*+

10.18

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 5, 2020.

ORION ENERGY SYSTEMS, INC.

By:	/s/ MICHAEL W. ALTSCHAEFL
Michael W. Altschaefl
Chief Executive Officer and Board Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 5, 2020.

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