Form 10-Q
period 2020-06-30
ORION ENERGY SYSTEMS, INC.
filed 2020-08-05
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

There were 30,624,889 shares of the Registrant’s common stock outstanding on July 31, 2020.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2020	March 31, 2020
Assets
Cash and cash equivalents	$10,784	$28,751
Accounts receivable, net	5,704	10,427
Revenue earned but not billed	2,379	560
Inventories, net	17,070	14,507
Prepaid expenses and other current assets	570	723
Total current assets	36,507	54,968
Property and equipment, net	11,688	11,817
Other intangible assets, net	2,161	2,216
Long-term accounts receivable	—	760
Other long-term assets	3,008	2,802
Total assets	$53,364	$72,563
Liabilities and Shareholders’ Equity
Accounts payable	$13,660	$19,834
Accrued expenses and other	5,796	7,228
Deferred revenue, current	92	107
Current maturities of long-term debt	14	35
Total current liabilities	19,562	27,204
Revolving credit facility	—	10,013
Long-term debt, less current maturities	46	50
Deferred revenue, long-term	696	715
Other long-term liabilities	4,011	3,546
Total liabilities	24,315	41,528
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2020 and March 31, 2020; no shares issued and outstanding at June 30, 2020 and March 31, 2020	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2020 and March 31, 2020; shares issued: 40,092,349 at June 30, 2020 and 39,729,569 at March 31, 2020; shares outstanding: 30,624,889 at June 30, 2020 and 30,265,997 at March 31, 2020	—	—
Additional paid-in capital	156,752	156,503
Treasury stock, common shares: 9,467,460 at June 30, 2020 and 9,463,572 at March 31, 2020	(36,179)	(36,163)
Retained deficit	(91,524)	(89,305)
Total shareholders’ equity	29,049	31,035
Total liabilities and shareholders’ equity	$53,364	$72,563

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2020	2019
Product revenue	$9,701	$32,339
Service revenue	1,110	10,039
Total revenue	10,811	42,378
Cost of product revenue	7,229	23,825
Cost of service revenue	947	8,270
Total cost of revenue	8,176	32,095
Gross profit	2,635	10,283
Operating expenses:
General and administrative	2,411	3,007
Sales and marketing	1,854	2,706
Research and development	415	411
Total operating expenses	4,680	6,124
(Loss) income from operations	(2,045)	4,159
Other income (expense):
Other income	9	12
Interest expense	(49)	(136)
Amortization of debt issue costs	(61)	(61)
Interest income	0	2
Total other expense	(101)	(183)
(Loss) income before income tax	(2,146)	3,976
Income tax expense	73	8
Net (loss) income	$(2,219)	$3,968
Basic net (loss) income per share attributable to common shareholders	$(0.07)	$0.13
Weighted-average common shares outstanding	30,352,217	29,723,472
Diluted net (loss) income per share	$(0.07)	$0.13
Weighted-average common shares and share equivalents outstanding	30,352,217	30,550,892

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2020	30,265,997	$156,503	$(36,163)	$(89,305)	$31,035
Exercise of stock options for cash	20,000	41	—	—	41
Shares issued under Employee Stock Purchase Plan	458	—	2	—	2
Stock-based compensation	342,780	208	—	—	208
Employee tax withholdings on stock-based compensation	(4,346)	—	(18)	—	(18)
Net loss	—	—	—	(2,219)	(2,219)
Balance, June 30, 2020	30,624,889	156,752	(36,179)	(91,524)	29,049

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2019	29,600,158	$155,828	$(36,091)	$(101,767)	$17,970
Exercise of stock options for cash	10,000	16	—	—	16
Shares issued under Employee Stock Purchase Plan	613	—	2	—	2
Stock-based compensation	535,344	171	—	—	171
Employee tax withholdings on stock-based compensation	(24,628)	—	(64)	—	(64)
Net income	—	—	—	3,968	3,968
Balance, June 30, 2019	30,121,487	156,015	(36,153)	(97,799)	22,063

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2020	2019
Operating activities
Net (loss) income	$(2,219)	$3,968
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	292	315
Amortization of intangible assets	78	94
Stock-based compensation	208	171
Amortization of debt issue costs	61	61
Provision for inventory reserves	27	80
Other	9	21
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	5,483	(9,199)
Revenue earned but not billed	(1,819)	238
Inventories	(2,590)	(1,610)
Prepaid expenses and other assets	236	(5)
Accounts payable	(6,119)	7,106
Accrued expenses and other	(1,322)	777
Deferred revenue, current and long-term	(34)	(21)
Net cash (used in) provided by operating activities	(7,709)	1,996
Investing activities
Purchases of property and equipment	(221)	(200)
Additions to patents and licenses	(23)	—
Net cash used in investing activities	(244)	(200)
Financing activities
Payment of long-term debt	(25)	(21)
Proceeds from revolving credit facility	—	31,100
Payments of revolving credit facility	(10,013)	(31,329)
Payments to settle employee tax withholdings on stock-based compensation	(19)	(63)
Net proceeds from employee equity exercises	43	18
Net cash used in financing activities	(10,014)	(295)
Net (decrease) increase in cash and cash equivalents	(17,967)	1,501
Cash and cash equivalents at beginning of period	28,751	8,729
Cash and cash equivalents at end of period	$10,784	$10,230
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$355	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Organization

Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion is a developer, manufacturer and seller of lighting and energy management systems to commercial and industrial businesses, and federal and local governments, predominantly in North America

Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion also leases office space in Jacksonville, Florida.

NOTE 2 — IMPACT OF COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, and financial and credit markets in the U.S. and globally. Orion’s business has been adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last month of its fiscal 2020 year. As a deemed essential business, Orion provides products and services to ensure energy and lighting infrastructure and Orion therefore continues to operate throughout the pandemic. Orion has implemented a number of safety protocols, including limiting travel, restricting access to our facilities along with monitoring processes, physical distancing, physical barriers, enhanced cleaning procedures, and requiring face coverings. Nonetheless, Orion did experience a material adverse effect from the COVID-19 pandemic due to the curtailment of activity in the last few weeks of the 2020 fiscal year and during the first quarter of fiscal 2021, including the delay of project installations for a major national account customer. Orion now expects this project to resume during the second quarter of fiscal 2021.

As part of Orion’s response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020, Orion implemented a number of cost reduction and cash conservation measures, including reducing headcount. Orion recognized $0.4 million in restructuring expense during the fourth quarter of fiscal 2020. As of June 30, 2020, substantially all of the restructuring accrual had been paid.

While certain restrictions began to initially lessen in certain jurisdictions during Orion’s fiscal 2021 first quarter, stay-at-home, face mask or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Certain areas of the country have seen a spike of COVID-19 cases, which could result in renewed restrictions and lockdown orders. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of multiple projects have been extended. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on Orion’s business, liquidity, capital resources or financial results. However, Orion does expect that the economic and regulatory impacts of COVID-19 will materially and adversely impact revenue and profitability in fiscal 2021. If there is prolonged adverse impact, Orion’s business, liquidity, capital resources, financial results, and the carrying values of Orion’s property, plant and equipment and intangible assets may be impacted negatively. Orion will continue to actively monitor the situation and may take further actions that alter business operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. Orion is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the fiscal year ended March 31, 2020, and three months ended June 30, 2020, the CARES Act did not have a material impact on Orion’s consolidated financial statements. See Note 14 – Income Taxes.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Orion Energy Systems, Inc. and its wholly owned subsidiaries.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2021 or other interim periods.

The Condensed Consolidated Balance Sheet at March 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 5, 2020.

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

Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three months ended June 30, 2020, three suppliers accounted for 16.1%, 12.5% and 10.0% of total cost of revenue, respectively. For the three months ended June 30, 2019, one supplier accounted for 13.7% of total cost of revenue.

For the three months ended June 30, 2020, one customer accounted for 32.9% of total revenue. For the three months ended June 30, 2019, one customer accounted for 77.0% of total revenue.

As of June 30, 2020, two customers accounted for 35.7% and 13.6% of accounts receivable, respectively. As of March 31, 2020, two customers accounted for 37.3% and 13.0% of accounts receivable, respectively.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general rules of Topic 740. The provisions of ASU 2019-12 are effective for Orion for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Orion is currently evaluating the impact of adoption on this standard on its consolidated statements of operations, cash flows, and the related footnote disclosures.

NOTE 4 — REVENUE

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

Most products are manufactured in accordance with Orion’s standard specifications. However, some products are manufactured to a customer’s specific requirements with no alternative use to Orion. In such cases, and when Orion has an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs. There was no over-time revenue related to custom products recognized in the three months ended June 30, 2020 and June 30, 2019.

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

Contract Fulfillment Costs

Costs associated with product sales are accumulated in inventory as the fixtures are manufactured and are transferred to Cost of product revenue at the time revenue is recorded. See Note 6 – Inventories, Net. Costs associated with installation sales are expensed as incurred.

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance. For the three months ended June 30, 2020, Product revenue included $0.8 million derived from sales-type leases for light fixtures, $0.1 million derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $19 thousand derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606.

For the three months ended June 30, 2019, Product revenue included $0.4 million derived from sales-type leases for light fixtures, $0.1 million derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $19 thousand derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606. All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.

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

See Note 18 – Segments, for additional discussion concerning Orion’s reportable segments.

The following tables provide detail of Orion’s total revenues for the three months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Three Months Ended June 30, 2020
	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$50	$—	$50
Commercial and industrial	8,709	1,110	9,819
Total lighting	8,759	1,110	9,869
Solar energy related revenues	22	—	22
Total revenues from contracts with customers	8,781	1,110	9,891
Revenue accounted for under other guidance	920	—	920
Total revenue	$9,701	$1,110	$10,811

	Three Months Ended June 30, 2019
	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$658	$246	$904
Commercial and industrial	31,184	9,793	40,977
Total lighting	31,842	10,039	41,881
Solar energy related revenues	19	—	19
Total revenues from contracts with customers	31,861	10,039	41,900
Revenue accounted for under other guidance	478	—	478
Total revenue	$32,339	$10,039	$42,378

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

The payments associated with these transactions that are due during the twelve months subsequent to June 30, 2020 are included in Accounts receivable, net in Orion’s Condensed Consolidated Balance Sheets. The remaining amounts due that are associated with these transactions are included in Other long-term assets in Orion’s Condensed Consolidated Balance Sheets.

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

The total amount received from the sales of these receivables during the three months ended June 30, 2020, was $0.2 million. Orion’s gains on these sales were $9 thousand for the three months ended June 30, 2020 and are included in Interest expense in the Condensed Consolidated Statements of Operations.

The total amount received from the sales of these receivables during the three months ended June 30, 2019 was $2.8 million. Orion’s losses on these sales were $47 thousand for the three months ended June 30, 2019 and are included in Interest expense in the Condensed Consolidated Statement of Operations.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts. Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net. Revenue earned but not billed as of June 30, 2020, and March 31, 2020, includes $0.7 million and $39 thousand, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by ASC 606.

Deferred revenue, current as of June 30, 2020, and March 31, 2020, includes $16 thousand and $31 thousand, respectively, of contract liabilities which represent consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of June 30, 2020 and March 31, 2020 (dollars in thousands):

	June 30, 2020	March 31, 2020
Accounts receivable, net	$5,704	$10,427
Contract assets	$1,649	$1,082
Contract liabilities	$16	$31

There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing. There were no significant changes to contract liabilities.

NOTE 5 — ACCOUNTS RECEIVABLE, NET

As of June 30, 2020, and March 31, 2020, Orion's Accounts receivable and Allowance for doubtful accounts balances were as follows (dollars in thousands):

	June 30, 2020	March 31, 2020
Accounts receivable, gross	$5,732	$10,455
Allowance for doubtful accounts	(28)	(28)
Accounts receivable, net	$5,704	$10,427

NOTE 6 — INVENTORIES, NET

As of June 30, 2020, and March 31, 2020, Orion's Inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of June 30, 2020
Raw materials and components	$11,635	$(1,073)	$10,562
Work in process	679	(492)	187
Finished goods	7,126	(805)	6,321
Total	$19,440	$(2,370)	$17,070

As of March 31, 2020
Raw materials and components	$9,639	$(1,244)	$8,395
Work in process	699	(305)	394
Finished goods	6,598	(880)	5,718
Total	$16,936	$(2,429)	$14,507

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, debt issue costs, and sales tax receivable.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

As of June 30, 2020, and March 31, 2020, Property and equipment, net, included the following (dollars in thousands):

	June 30, 2020	March 31, 2020
Land and land improvements	$433	$433
Buildings and building improvements	9,470	9,470
Furniture, fixtures and office equipment	7,250	7,270
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	12,191	12,021
Construction in Progress	3	15
Gross property and equipment	34,668	34,530
Less: accumulated depreciation	(22,980)	(22,713)
Total property and equipment, net	$11,688	$11,817

Orion recorded depreciation expense of $0.3 million for both the three months ended June 30, 2020, and June 30, 2019.

NOTE 9 — LEASES

From time to time, Orion leases assets from third parties. Orion also leases certain assets to third parties.

Whether it is the lessee or the lessor, Orion’s determination of whether a contract includes a lease, and assessing how the lease should be accounted for, is a matter of judgment based on whether the risks and rewards, as well as substantive control of the assets specified in the contract, have been transferred from the lessor to the lessee. The judgment considers matters such as whether the assets are transferred from the lessor to the lessee at the end of the contract, the term of the agreement in relation to the asset’s remaining economic useful life, and whether the assets are of such a specialized nature that the lessor will not have an alternative use for such assets at the termination of the agreement. Other matters requiring judgment are the lease term when the agreement includes renewal or termination options and the interest rate used when initially determining the right of use (“ROU”) asset and lease liability.

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

Assets Orion Leases from Other Parties

On January 31, 2020, Orion entered into the current lease for its approximately 266,000 square foot primary manufacturing and distribution facility in Manitowoc, WI. The lease has a 10-year term, with the option to terminate after six years. Orion is responsible for the costs of insurance and utilities for the facility. These costs are considered variable lease costs. The agreement is classified as an operating lease.

The prior lease agreement for this facility provided the lessor the right to terminate the lease agreement at any time with 12 months’ notice to Orion. As a result, the agreement was previously classified as a short-term lease.

In February 2014, Orion entered into a multi-year lease agreement for use of approximately 10,500 square feet of office space in a multi-use office building in Jacksonville Florida. The lease has since been extended, most recently during the first quarter of fiscal 2021, and presently terminates on June 30, 2023. The agreement is classified as an operating lease.

Orion has leased other assets from third parties, principally office and production equipment. The terms of our other leases vary from contract to contract and expire at various dates through 2020.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	June 30, 2020	March 31, 2020
Assets
Operating lease assets	Other long-term assets	$2,956	$2,745
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	599	691
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	3,123	2,830
Total lease liabilities		$3,722	$3,521

Orion had operating lease costs of $0.2 million for both the three months ended June 30, 2020 and June 30, 2019.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2021 (period remaining)	$588
Fiscal 2022	798
Fiscal 2023	820
Fiscal 2024	746
Fiscal 2025	735
Thereafter	628
Total lease payments	$4,315
Less: Interest	(593)
Present value of lease liabilities	$3,722

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019
Product revenue	$444	$395
Cost of product revenue	$438	$360

The Condensed Consolidated Balance Sheets as of June 30, 2020 does not include a net investment in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were transferred to the financing institution prior to the respective balance sheet dates. The Condensed Balance Sheet as of March 31, 2020 includes an immaterial amount related to the net investment in sales-type leases.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and were not material in the three months ended June 30, 2020 or June 30, 2019. Orion accounts for these transactions as operating leases.

NOTE 10 — OTHER INTANGIBLE ASSETS, NET

As of June 30, 2020, and March 31, 2020, the components of, and changes in, the carrying amount of Other intangible assets, net, were as follows (dollars in thousands):

	June 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,785	$(1,743)	$1,042	$2,766	$(1,700)	$1,066
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks (indefinite lived)	1,017	—	1,017	1,014	—	1,014
Customer relationships	3,600	(3,560)	40	3,600	(3,545)	55
Developed technology	900	(838)	62	900	(819)	81
Total	$8,360	$(6,199)	$2,161	$8,338	$(6,122)	$2,216

Amortization expense on intangible assets was $0.1 million for the three months ended June 30, 2020 and 2019.

As of June 30, 2020, the weighted average remaining useful life of intangible assets was 4.7 years.

The estimated amortization expense for the remainder of fiscal 2021, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2021 (period remaining)	$218
Fiscal 2022	201
Fiscal 2023	109
Fiscal 2024	106
Fiscal 2025	95
Fiscal 2026	85
Thereafter	330
Total	$1,144

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of June 30, 2020, and March 31, 2020, Accrued expenses and other included the following (dollars in thousands):

	June 30, 2020	March 31, 2020
Compensation and benefits	$1,128	$2,594
Sales tax	375	513
Accrued project costs	1,395	1,173
Legal and professional fees	227	312
Warranty	568	708
Sales returns reserve	35	98
Credits due to customers	1,061	932
Other accruals	1,007	898
Total	$5,796	$7,228

Orion generally offers a limited warranty of one to ten years on its lighting products, including the pass through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, LED modules, chips and drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Beginning of period	$1,069	$657
Accruals	(31)	110
Warranty claims (net of vendor reimbursements)	(173)	(77)
End of period	$865	$690

NOTE 12 — NET INCOME (LOSS) PER COMMON SHARE

For the three months ended June 30, 2020, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Basic and Diluted net income (loss) per common share was calculated based upon the following:

	For the Three Months Ended June 30,
	2020	2019
Numerator:
Net (loss) income (in thousands)	$(2,219)	$3,968
Denominator:
Weighted-average common shares outstanding	30,352,217	29,723,472
Weighted-average common shares and common share equivalents outstanding	30,352,217	30,550,892
Net (loss) income per common share:
Basic	$(0.07)	$0.13
Diluted	$(0.07)	$0.13

Orion uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires Orion to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on net income per common share during periods with net income, and accordingly, Orion excludes them from the calculation. Due to the net loss incurred during the three months ended June 30, 2020, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, was not included in the diluted loss per common share calculation for those periods.

NOTE 13 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	June 30, 2020	March 31, 2020
Revolving credit facility	$—	$10,013
Equipment debt obligations	60	85
Total long-term debt	60	10,098
Less current maturities	(14)	(35)
Long-term debt, less current maturities	$46	$10,063

Revolving Credit Agreement

On October 26, 2018, Orion and its subsidiaries entered into a new secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “Credit Agreement”). On June 3, 2019, Orion and certain of its subsidiaries entered into an amendment to the Credit Agreement, which increased the maximum borrowing base credit available for certain of the customer receivables included in Orion’s borrowing base and provided for a borrowing base credit of up to $3.0 million based on inventory, in each case, subject to certain conditions. On August 2, 2019, Orion and certain of its subsidiaries entered into a second amendment to the Credit Agreement, which established a rent reserve in an amount equal to three months’ rent payable at any leased location where Orion maintains inventory included in its borrowing base and provided for a reduction of the borrowing base credit that Orion may receive for inventory if Orion defaults under the lease for any such location. On November 21, 2019, Orion and certain of its subsidiaries entered into a third amendment to the Credit Agreement, which extended the maturity date from October 26, 2020 to October 26, 2021; increased the sublimit under the Credit Agreement for advances under business credit cards from $1.5 million to $3 million; created a new $2 million sublimit permitting entry into foreign currency forward contracts with the lender; expanded Orion’s ability to make capital expenditures and incur other debt from time to time; and permitted the lender to amend the financial covenant included in the Credit Agreement (which requires the maintenance of a certain amount of unrestricted cash on deposit with the lender at the end of each month) upon receipt of Orion’s annual projections.

The Credit Agreement, as amended, provides for a revolving credit facility (the “Credit Facility”) maturing on October 26, 2021. Borrowings under the Credit Facility are currently limited to $20.15 million, subject to a borrowing base requirement based on eligible receivables and inventory. The Credit Agreement, as amended, includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2020, Orion’s borrowing base was $6.5 million, and Orion had no borrowings outstanding. Orion had no outstanding letters of credit leaving total borrowing availability of $6.5 million.

The Credit Agreement is secured by a security interest in substantially all of Orion's and its subsidiaries’ personal property.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate (but not less than 5.00% per year) plus an applicable margin determined by reference to Orion’s quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by total current liabilities, including the obligations under the Credit Agreement). As of June 30, 2020, the applicable interest rate was 5.25%. Among other fees, Orion is required to pay an annual facility fee equal to 0.45% of the credit limit under the Credit Agreement, which was paid at commencement (October 26, 2018) and is due on each anniversary thereof.

The Credit Agreement requires Orion to maintain nine months’ of “RML” as of the end of each month. For purposes of the Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with the lender plus availability under the Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month. As of June 30, 2020, Orion was in compliance with this RML requirement.

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

Equipment Debt Obligations

In June 2015, Orion entered into an agreement with a financing company in the principal amount of $0.4 million to fund the purchase of certain equipment. The debt was secured by the related equipment. The debt incurred interest at a rate of 5.94% and matured in June 2020.

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77%, respectively, and both debts mature in January 2024.

NOTE 14 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate based upon the facts and circumstances known to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three-month period ended June 30, 2020 and 2019, Orion recorded income tax expense of $73 thousand and $8 thousand, respectively, using this methodology.

As of June 30, 2020 and March 31, 2020, Orion had a full valuation allowance recorded against its deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the valuation allowance would increase income in the period such determination is made.

The CARES Act includes significant business tax provisions that, among other things, temporarily eliminate the taxable income limit for certain NOLs, allow businesses to carry back tax year 2018-2020 NOLs to the five prior tax years, accelerate refunds of corporate AMT credits, and generally decrease the amount of disallowed business interest expense. Because of Orion’s loss carryforwards, Orion does not anticipate the income tax provisions of the CARES Act to result in a material cash or financial statement impact during fiscal 2021.

Uncertain Tax Positions

As of June 30, 2020, Orion’s balance of gross unrecognized tax benefits was approximately $0.3 million, $0.2 million of which would reduce Orion’s effective tax rate if recognized.

Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as Other long-term liabilities to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in Income tax expense. Penalties and interest are included in the unrecognized tax benefits.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Litigation

Orion is subject to various claims and legal proceedings arising in the ordinary course of business. Orion does not believe the final resolution of any of such claims or legal proceedings will have a material adverse effect on Orion’s future results of operations or financial condition.

State Tax Assessment

During fiscal 2018, Orion was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017. Although the final resolution of Orion's sales and use tax audit is uncertain, the ultimate disposition of this matter is not expected to have a material adverse effect on Orion's future results of operations or financial conditions.

NOTE 16 — SHAREHOLDERS’ EQUITY

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

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended June 30, 2020, Orion issued 458 shares under the ESPP plan at a closing market price of $3.46.

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

Prior to the 2016 Omnibus Incentive Plan, Orion maintained its 2004 Stock and Incentive Awards Plan, as amended, which authorized the grant of cash and equity awards to employees (the “2004 Plan”). No new awards are being granted under the 2004 Plan; however, all awards granted under the 2004 Plan that are outstanding will continue to be governed by the 2004 Plan. Forfeited awards originally issued under the 2004 Plan are canceled and are not available for subsequent issuance under the 2004 Plan or under the Amended 2016 Plan. The Amended 2016 Plan and the 2004 Plan also permit accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.

Certain non-employee directors have from time to time elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program.

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Cost of product revenue	$1	$1
Cost of service revenue	—	(1)
General and administrative	198	163
Sales and marketing	1	8
Research and development	8	—
Total	$208	$171

During the first three months of fiscal 2021, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2020	772,720	396,300
Awards granted	261,793	—
Awards vested or exercised	(337,380)	(20,000)
Awards forfeited	—	(96,982)
Awards outstanding at June 30, 2020	697,133	279,318
Per share price on grant date	$3.92	—

As of June 30, 2020, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.8 years, was approximately $1.7 million.

NOTE 18 — SEGMENTS

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Segments:
Orion Engineered Systems	$2,256	$34,787	$(1,850)	$4,856
Orion Distribution Services	6,629	3,704	752	(337)
Orion U.S. Markets	1,926	3,887	81	901
Corporate and Other	—	—	(1,028)	(1,261)
	$10,811	$42,378	$(2,045)	$4,159

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

In fiscal 2020, we began to successfully capitalize on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, including being awarded a very large project for a major national account. As a result of this success, we have begun to evolve our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This further expansion of our products and services includes pursuing projects to develop recurring revenue streams, including providing lighting and electrical maintenance services and utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We also plan to pursue the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers. We currently plan on investing significant time, resources and capital into expanding our offerings in these areas with no expectation that they will result in us realizing material revenue in the near term and without any assurance they will succeed or be profitable. In fact, it is likely that these efforts will reduce our profitability, at least in the near term, as we invest resources and incur expenses to develop these offerings. While we intend to pursue these expansion strategies organically, we also are actively exploring potential business acquisitions which would more quickly add these types of expanded and different capabilities to our product and services offerings. It is possible that one or more of such potential acquisitions, if successfully completed, could significantly change, and potentially transform, the nature and extent of our business.

We generally do not have long-term contracts with our customers that provide us with recurring revenue from period to period and we typically generate substantially all of our revenue from sales of lighting and control systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We also perform work under master services or product purchasing agreements with major customers with sales completed on an individual purchase order basis. In addition, in order to provide quality and timely service under our multi-location master retrofit agreements, we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if the agreements or a substantial volume of purchase orders under the agreements are delayed or terminated. For example, while we received a master retrofit agreement in January 2020 for approximately $18-20 million in revenue from our largest customer, due to the closure of its facilities to external activities because of the COVID-19 pandemic, this customer deferred retrofit installations related to the project during March 2020, thereby resulting in the deferral of our realization of expected revenue during our fiscal 2020 fourth quarter. The loss of, or substantial reduction in sales to, any of our significant customers, or our current single largest customer, or the termination or delay of a significant volume of purchase orders by one or more key customers, could have a material adverse effect on our results of operations in any given future period.

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

The gross profits of our products can vary significantly depending upon the types of products we sell, with margins typically ranging from 10% to 50%. As a result, a change in the total mix of our sales among higher or lower margin products can cause our profitability to fluctuate from period to period.

Our fiscal year ends on March 31. We refer to our just completed fiscal year, which ended on March 31, 2020, as "fiscal 2020", and our prior fiscal year which ended on March 31, 2019 as "fiscal 2019". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

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

Major Developments in Fiscal 2020

During fiscal 2020, we executed on a series of master contracts for a major national account customer with our state-of-the-art LED lighting systems and wireless IoT enabled control solutions at locations nationwide. This one national account customer represented 74.1% of our total revenue in fiscal 2020 and was the primary driver for our growth over the prior year period. During March 2020, this customer suspended our installations at a significant number of locations that were scheduled for installation during our fiscal 2020 fourth quarter and our fiscal 2021 first quarter. However, we now currently expect installations at this customer’s locations to recommence during the second quarter of fiscal 2021. We expect further revenue opportunity with this national account customer in fiscal 2021 and beyond; however, due to the COVID-19 pandemic, the timing, and volume of revenue, including our ability to realize these potential revenue opportunities is uncertain.

Impact of COVID-19 and Fiscal 2021 Outlook

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business has been adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020. As a deemed essential business, we provide products and services to ensure energy and lighting infrastructure and we therefore continue to operate throughout the pandemic. We have implemented a number of safety protocols, including limiting travel, restricting access to our facilities along with monitoring processes, physical distancing, physical barriers, enhanced cleaning procedures, and requiring face coverings. Nonetheless, we did experience a curtailment of activity beginning in the last few weeks of our 2020 fiscal year and continuing into fiscal 2021.

As part of our recent response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020 we implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain restrictions began to initially lessen in certain jurisdictions during our fiscal 2021 first quarter, stay-at-home, face mask or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Certain areas of the country have seen a spike of COVID-19 cases, which could result in renewed restrictions and lockdown orders. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. In addition, we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if the agreements or a substantial volume of purchase orders under the agreements are delayed or terminated as a result of COVID-19. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on Orion’s business, liquidity, capital resources or financial results, although we expect that the economic and regulatory impacts of COVID-19 will significantly reduce our revenue and profitability in at least the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, or if another significant natural disaster or pandemic were to occur in the future, our operations in areas impacted by such events could experience further adverse financial impacts due to market changes and other resulting events and circumstances.

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

Managing Impacts of Tariffs and Trade Policies

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

Results of Operations - Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended June 30,
	2020	2019		2020	2019
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$9,701	$32,339	(70.0)%	89.7%	76.3%
Service revenue	1,110	10,039	(88.9)%	10.3%	23.7%
Total revenue	10,811	42,378	(74.5)%	100.0%	100.0%
Cost of product revenue	7,229	23,825	(69.7)%	66.9%	56.2%
Cost of service revenue	947	8,270	(88.5)%	8.8%	19.5%
Total cost of revenue	8,176	32,095	(74.5)%	75.6%	75.7%
Gross profit	2,635	10,283	(74.4)%	24.4%	24.3%
General and administrative expenses	2,411	3,007	(19.8)%	22.3%	7.1%
Sales and marketing expenses	1,854	2,706	(31.5)%	17.1%	6.4%
Research and development expenses	415	411	1.0%	3.8%	1.0%
(Loss) income from operations	(2,045)	4,159	NM	(18.9)%	9.8%
Other income	9	12	(25.0)%	0.1%	0.0%
Interest expense	(49)	(136)	(64.0)%	(0.5)%	(0.3)%
Amortization of debt issue costs	(61)	(61)	—	(0.6)%	(0.1)%
Interest income	—	2	(100.0)%	0.0%	0.0%
(Loss) income before income tax	(2,146)	3,976	NM	(19.9)%	9.4%
Income tax expense	73	8	NM	0.7%	0.0%
Net (loss) income	$(2,219)	$3,968	NM	(20.5)%	9.4%

*	NM - Not Meaningful

Revenue. Product revenue decreased 70.0%, or $22.6 million, for the first quarter of fiscal 2021 versus the first quarter of fiscal 2020. Service revenue decreased 88.9%, or $8.9 million for the first quarter of fiscal 2021 versus the first quarter of fiscal 2020. The decrease in product and service revenue was primarily due to multiple projects put on hold as a result of COVID-19, including the projects for one large national account customer which represented 77.0% of revenue in the first quarter of fiscal 2020, but less than 10% of revenue in the first quarter of fiscal 2021 Sales to one customer accounted for 32.9% of total revenue in the first quarter of fiscal 2021. Total revenue decreased by 74.5%, or $31.6 million, due to the items discussed above.

Cost of Revenue and Gross Profit. Cost of product revenue decreased 69.7%, or $16.6 million, in the first quarter of fiscal 2021 versus the first quarter of fiscal 2020 due to the significant decrease in our sales. Cost of service revenue decreased 88.5% or $7.3 million, in the first quarter of fiscal 2021 versus the first quarter of fiscal 2020 due to the decrease in sales. Gross profit increased from 24.3% of revenue in the first quarter of fiscal 2020 to 24.4% in fiscal 2021, due to the change in customer sales mix.

Operating Expenses

General and Administrative. General and administrative expenses decreased 19.8%, or $0.6 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, primarily due to lower employment costs.

Sales and Marketing. Sales and marketing expenses decreased 31.5%, or $0.9 million, in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. This comparative decrease was primarily due to a decrease in commission expense on lower sales and lower employment costs.

Research and Development. Research and development expenses in the first quarter of fiscal 2021 remained relatively flat compared to the first quarter of fiscal 2020.

Other Income. Other income in the first quarter of fiscal 2021 primarily represented product royalties received from licensing agreements for our patents.

Interest Expense. Interest expense in the first quarter of fiscal 2021 decreased by 64.0%, or $0.1 million, from the first quarter of fiscal 2020. The decrease in interest expense was primarily due to lower borrowing on our revolving credit facility in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020.

Amortization of debt issue costs. Amortization of debt issue costs in the first quarter of fiscal 2021 remained flat compared to the first quarter of fiscal 2020.

Interest Income. Interest income in the first quarter of fiscal 2021 remained relatively flat compared to the first quarter of fiscal 2020. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense increased $0.1 million, in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Our income tax expense is due primarily to minimum state tax liabilities.

Orion Engineered Systems Division

Our OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OES segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Revenues	$2,256	$34,787	(93.5)%
Operating (loss) income	$(1,850)	$4,856	NM
Operating margin	(82.0)%	14.0%

*	NM - Not Meaningful

OES segment revenue in the first quarter of fiscal 2021 was $2.3 million, a decrease of $32.5 million from the first quarter of fiscal 2020, due to multiple projects put on hold as a result of COVID-19, including the projects to one large national account customer that represented 77.0% of total revenue in the first quarter fiscal 2020.

OES segment operating loss in the first quarter of fiscal 2021 was $1.9 million, a decrease of $6.7 million from operating income of $4.9 million in the first quarter of fiscal 2020. The decrease in the segment’s operating income was the result of significantly lower sales in this segment, resulting in unfavorable operating leverage.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Revenues	$6,629	$3,704	79.0%
Operating income (loss)	$752	$(337)	323.1%
Operating margin	11.3%	(9.1)%

*	NM - Not Meaningful

ODS segment revenue in the first quarter of fiscal 2021 was $6.6 million, an increase of 79.0%, or $2.9 million, compared to the first quarter of fiscal 2020, primarily due to sales to one customer who represented 32.9% of first quarter fiscal 2021 total revenue.

ODS segment operating income in the first quarter of fiscal 2021 was $0.8 million, an increase of $1.1 million, from the first quarter of fiscal 2020, primarily due to higher revenues resulting in improved operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Revenues	$1,926	$3,887	(50.5)%
Operating income	$81	$901	(91.0)%
Operating margin	4.2%	23.2%

*	NM - Not Meaningful

USM segment revenue in the first quarter of fiscal 2021 was $1.9 million, a decrease of 50.5%, or $1.9 million, from the first quarter of fiscal 2020, primarily due to the impact of COVID-19.

USM segment operating income in the first quarter of fiscal 2021 was $0.1 million, a decrease of 91.0%, or $0.8 million, from the first quarter of fiscal 2020. The decrease in the segment’s operating income was the result of significantly lower sales in this segment, resulting in unfavorable operating leverage.

Liquidity and Capital Resources

Overview

We had approximately $10.8 million in cash and cash equivalents as of June 30, 2020, compared to $28.9 million at March 31, 2020. Our cash position decreased primarily as a result of payments of $10.0 million to reduce our revolving credit facility and use of cash from operating activities of $7.7 million.

During the third quarter of fiscal 2019, we listed our corporate office location in Manitowoc, Wisconsin for sale or lease to increase our liquidity by attempting to divest a non-core asset. Because of the uncertainty of a sale of our building in the next 12 months, the building continues to be classified as held and used as of June 30, 2020. However, any sale of our building will likely result in a non-cash impairment charge, as the building is currently listed for below its net book value.

Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross profits, cash management practices, cost reduction initiatives, working capital management, capital expenditures, pending or future litigation results and cost containment measures. In addition, we tend to experience higher working capital costs when we increase sales from existing levels.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Operating activities	$(7,709)	$1,996
Investing activities	(244)	(200)
Financing activities	(10,014)	(295)
(Decrease) increase in cash and cash equivalents	$(17,967)	$1,501

Cash Flows Related to Operating Activities. Cash (used in) provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first three months of fiscal 2021 was $7.7 million and consisted of our net loss adjusted for non-cash expense items of $0.8 million and net cash used in changes in operating assets and liabilities of $6.2 million. Cash used in operating assets and liabilities consisted primarily of a decrease of $7.4 million in Accounts payable and Accrued expenses and other based on timing of invoice receipt and payment, and an increase in inventory of $2.6 million based on timing of purchases committed prior to the impact of COVID-19. Cash provided by changes in operating assets and liabilities consisted primarily of a net decrease of $3.6 million in Accounts receivable and Revenue earned but not billed due to the timing on collections compared to decreased sales.

Cash provided by operating activities for the first three months of fiscal 2020 was $2.0 million and consisted of net income adjusted for non-cash expense items of $4.7 million and net cash used by changes in operating assets and liabilities of $2.7 million. Cash used by changes in operating assets and liabilities consisted primarily of an increase of $9.2 million in Accounts receivable due to higher sales and the timing of collections, and an increase in Inventory of $1.6 million on anticipated second quarter sales. Cash provided by changes in operating assets and liabilities consisted primarily of an increase of $7.1 million in Accounts payable and $0.8 million in Accrued expenses other based on timing of payments.

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.2 million in the first three months of fiscal 2021 consisted primarily of purchases of property and equipment.

Cash used in investing activities of $0.2 million in the first three months of fiscal 2020 consisted of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash used in financing activities of $10.0 million in the first three months of fiscal 2021 consisted primarily of repayments of $10.0 million on our revolving credit facility.

Cash used in financing activities of $0.3 million in the first three months of fiscal 2020 consisted primarily of net repayments of $0.2 million of our revolving credit facility.

Working Capital

Our net working capital as of June 30, 2020 was $16.9 million, consisting of $36.5 million in current assets and $19.6 million in current liabilities. Our net working capital as of March 31, 2020 was $27.8 million, consisting of $55.0 million in current assets and $27.2 in current liabilities. Our current Accounts receivable, net balance increased by $4.7 million from the fiscal 2020 year-end primarily due to collections and sequentially lower first quarter sales. Our Inventories, net increased from the fiscal 2020 year-end by $2.6 million due primarily to purchases committed to prior to the impact of COVID-19. Our Accounts payable decreased $6.2 million from our fiscal 2020 year-end due to the timing of purchases and payments during the quarter. Our Accrued expenses decreased from our fiscal 2020 year-end by $1.4 million due primarily to a decrease in accrued employee costs, including commissions.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our Accounts receivable, Inventory and payables may increase to the extent our revenue and order levels increase.

Indebtedness

Revolving Credit Agreement

On October 26, 2018, we entered into a secured revolving Business Financing Agreement with Western Alliance Bank, as lender (the “Credit Agreement”). On June 3, 2019, we and certain of our subsidiaries entered into an amendment to the Credit Agreement, which increased the maximum borrowing base credit available for certain of the customer receivables included in our borrowing base and provided for a borrowing base credit of up to $3.0 million based on inventory, in each case, subject to certain conditions. On August 2, 2019, we and certain of our subsidiaries entered into a second amendment to the Credit Agreement, which established a rent reserve in an amount equal to three months’ rent payable at any leased location where we maintain inventory included in our borrowing base and provided for a reduction of the borrowing base credit that we may receive for inventory if we default under the lease for any such location. As of the date of the Second Amendment, this rent reserve equaled $0.1 million. On November 21, 2019, we entered into a third amendment to the Credit Agreement, which extended the maturity date from October 26, 2020 to October 26, 2021; increased the sublimit under the Credit Agreement for advances under business credit cards from $1.5 million to $3 million; created a new $2 million sublimit permitting entry into foreign currency forward contracts with the lender; expanded our ability to make capital expenditures and incur other debt from time to time; and permitted the lender to amend the financial covenant included in the Credit Agreement (which requires the maintenance of a certain amount of unrestricted cash on deposit with the lender at the end of each month) upon receipt of the our annual projections.

The Credit Agreement, as amended, provides for a revolving credit facility (the “Credit Facility”) maturing on October 26, 2021. Borrowings under the Credit Facility are limited to $20.15 million subject to a borrowing base requirement based on eligible receivables and inventory. The Credit Agreement, as amended, includes a $2.0 million sublimit for the issuance of letters of credit. As of June 30, 2020, our borrowing base was $6.5 million, and we had no borrowings outstanding. As of June 30, 2020, we had no outstanding letters of credit leaving total additional borrowing availability of $6.5 million.

The Credit Agreement is secured by a security interest in substantially all of our and our subsidiaries’ personal property.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate (but not less than 5.00% per year) plus an applicable margin determined by reference to our quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by the total current liabilities, including the obligations under the Credit Agreement). As of June 30, 2020, the applicable interest rate was 5.25%. Among other fees, we are required to pay an annual facility fee equal to 0.45% of the credit limit under the Credit Agreement due annually October 26.

The Credit Agreement requires us to maintain nine months’ of “RML” as of the end of each month. For purposes of the Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with the lender plus availability under the Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month. As of June 30, 2020, we were in compliance with this RML requirement.

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

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.2 million and $0.2 million for the three month periods ended June 30, 2020, and 2019, respectively. Due to the uncertainty of the COVID-19 impact on our business, we are not currently providing capital expenditure external guidance for fiscal 2021; however, we expect to finance current year capital expenditures primarily through our existing cash, equipment-secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Agreement.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $15.9 million and $18.6 million as of June 30, 2020 and March 31, 2020, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic may extend this time period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2020. For the three months ended June 30, 2020, there were no material changes in our accounting policies.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 3 in the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2020. There have been no material changes to such exposures since March 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the three months ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, we do not believe that the final resolution of any of such claims or legal proceedings would have a material adverse effect on our future results of operations.

See Note 15 – Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which we filed with the SEC on June 5, 2020 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
(a)	Exhibits

3.1	Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.1 to the Registrant’s Form 8-K filed May 22, 2020, is hereby incorporated by reference.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.+

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2020.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)