Form 10-Q
period 2020-09-30
ORION ENERGY SYSTEMS, INC.
filed 2020-11-06
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

There were 30,715,810 shares of the Registrant’s common stock outstanding on October 31, 2020.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2020	March 31, 2020
Assets
Cash and cash equivalents	$12,124	$28,751
Accounts receivable, net	17,019	10,427
Revenue earned but not billed	3,234	560
Inventories, net	18,119	14,507
Prepaid expenses and other current assets	659	723
Total current assets	51,155	54,968
Property and equipment, net	11,472	11,817
Other intangible assets, net	2,094	2,216
Long-term accounts receivable	78	760
Other long-term assets	2,885	2,802
Total assets	$67,684	$72,563
Liabilities and Shareholders’ Equity
Accounts payable	$13,379	$19,834
Accrued expenses and other	10,194	7,228
Deferred revenue, current	216	107
Current maturities of long-term debt	14	35
Total current liabilities	23,803	27,204
Revolving credit facility	7,928	10,013
Long-term debt, less current maturities	43	50
Deferred revenue, long-term	677	715
Other long-term liabilities	3,993	3,546
Total liabilities	36,444	41,528
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2020 and March 31, 2020; no shares issued and outstanding at September 30, 2020 and March 31, 2020	—	—
Common stock, no par value: Shares authorized: 200,000,000 at September 30, 2020 and March 31, 2020; shares issued: 40,177,700 at September 30, 2020 and 39,729,569 at March 31, 2020; shares outstanding: 30,709,810 at September 30, 2020 and 30,265,997 at March 31, 2020	—	—
Additional paid-in capital	157,031	156,503
Treasury stock, common shares: 9,467,890 at September 30, 2020 and 9,463,572 at March 31, 2020	(36,181)	(36,163)
Retained deficit	(89,610)	(89,305)
Total shareholders’ equity	31,240	31,035
Total liabilities and shareholders’ equity	$67,684	$72,563

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Product revenue	$20,260	$35,572	$29,961	$67,911
Service revenue	6,021	12,750	7,131	22,789
Total revenue	26,281	48,322	37,092	90,700
Cost of product revenue	14,402	25,878	21,631	49,703
Cost of service revenue	4,616	9,653	5,563	17,923
Total cost of revenue	19,018	35,531	27,194	67,626
Gross profit	7,263	12,791	9,898	23,074
Operating expenses:
General and administrative	2,638	2,605	5,049	5,612
Sales and marketing	2,332	2,918	4,186	5,624
Research and development	424	390	839	801
Total operating expenses	5,394	5,913	10,074	12,037
Income (loss) from operations	1,869	6,878	(176)	11,037
Other income (expense):
Other income	35	8	44	20
Interest expense	(1)	(87)	(50)	(223)
Amortization of debt issue costs	(61)	(60)	(122)	(121)
Interest income	—	1	—	3
Total other expense	(27)	(138)	(128)	(321)
Income (loss) before income tax	1,842	6,740	(304)	10,716
Income tax expense	(72)	19	1	27
Net income (loss)	$1,914	$6,721	$(305)	$10,689
Basic net income (loss) per share attributable to common shareholders	$0.06	$0.22	$(0.01)	$0.36
Weighted-average common shares outstanding	30,669,272	30,189,067	30,511,611	29,957,541
Diluted net income (loss) per share	$0.06	$0.22	$(0.01)	$0.35
Weighted-average common shares and share equivalents outstanding	31,170,139	30,830,381	30,511,611	30,757,863

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2020	30,265,997	$156,503	$(36,163)	$(89,305)	$31,035
Exercise of stock options for cash	20,000	41	—	—	41
Shares issued under Employee Stock Purchase Plan	458	—	2	—	2
Stock-based compensation	342,780	208	—	—	208
Employee tax withholdings on stock-based compensation	(4,346)	—	(18)	—	(18)
Net loss	—	—	—	(2,219)	(2,219)
Balance, June 30, 2020	30,624,889	$156,752	$(36,179)	$(91,524)	$29,049
Exercise of stock options for cash	9,000	28	—	—	28
Shares issued under Employee Stock Purchase Plan	151	—	1	—	1
Stock-based compensation	76,351	251	—	—	251
Employee tax withholdings on stock-based compensation	(581)	—	(3)	—	(3)
Net income	—	—	—	1,914	1,914
Balance, September 30, 2020	30,709,810	$157,031	$(36,181)	$(89,610)	$31,240

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2019	29,600,158	$155,828	$(36,091)	$(101,767)	$17,970
Exercise of stock options for cash	10,000	16	—	—	16
Shares issued under Employee Stock Purchase Plan	613	—	2	—	2
Stock-based compensation	535,344	171	—	—	171
Employee tax withholdings on stock-based compensation	(24,628)	—	(64)	—	(64)
Net income	—	—	—	3,968	3,968
Balance, June 30, 2019	30,121,487	$156,015	$(36,153)	$(97,799)	$22,063
Shares issued under Employee Stock Purchase Plan	570	—	2	—	2
Stock-based compensation	111,848	159	—	—	159
Employee tax withholdings on stock-based compensation	(2,828)	—	(13)	—	(13)
Net income	—	—	—	6,721	6,721
Balance, September 30, 2019	30,231,077	$156,174	$(36,164)	$(91,078)	$28,932

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2020	2019
Operating activities
Net (loss) income	$(305)	$10,689
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	587	610
Amortization of intangible assets	152	188
Stock-based compensation	459	330
Amortization of debt issue costs	122	121
Impairment of intangible assets	—	3
Loss on sale of property and equipment	6	—
Provision for inventory reserves	112	119
Other	4	23
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	(5,909)	(12,192)
Revenue earned but not billed	(2,674)	(454)
Inventories	(3,723)	(4,354)
Prepaid expenses and other assets	206	10
Accounts payable	(6,305)	12,654
Accrued expenses and other	3,058	749
Deferred revenue, current and long-term	72	(47)
Net cash (used in) provided by operating activities	(14,138)	8,449
Investing activities
Purchases of property and equipment	(397)	(461)
Additions to patents and licenses	(30)	(73)
Net cash used in investing activities	(427)	(534)
Financing activities
Payment of long-term debt	(28)	(44)
Proceeds from revolving credit facility	8,000	62,200
Payments of revolving credit facility	(10,085)	(67,646)
Payments to settle employee tax withholdings on stock-based compensation	(20)	(72)
Net proceeds from employee equity exercises	71	16
Net cash used in financing activities	(2,062)	(5,546)
Net (decrease) increase in cash and cash equivalents	(16,627)	2,369
Cash and cash equivalents at beginning of period	28,751	8,729
Cash and cash equivalents at end of period	$12,124	$11,098
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$355	$—

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

NOTE 2 — IMPACT OF COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, and financial and credit markets in the U.S. and globally. Orion’s business has been adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last month of its fiscal 2020 year. As a deemed essential business, Orion provides products and services to ensure energy and lighting infrastructure and Orion therefore continues to operate throughout the pandemic. Orion has implemented a number of safety protocols, including limiting travel, restricting access to our facilities along with monitoring processes, physical distancing, physical barriers, enhanced cleaning procedures, and requiring face coverings. Nonetheless, Orion did experience a material adverse effect from the COVID-19 pandemic due to the curtailment of activity in the last few weeks of the 2020 fiscal year and during the first half of fiscal 2021, including the delay of project installations for a major national account customer. This project resumed during the second quarter of fiscal 2021.

As part of Orion’s response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020, Orion implemented a number of cost reduction and cash conservation measures, including reducing headcount. Orion recognized $0.4 million in restructuring expense during the fourth quarter of fiscal 2020. As of September 30, 2020, all of the restructuring accrual had been paid.

While certain restrictions began to initially lessen in certain jurisdictions during the first half of Orion’s fiscal 2021, stay-at-home, face mask or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Certain areas of the country have seen a spike of COVID-19 cases (including in Manitowoc, Wisconsin), which could result in renewed restrictions and lockdown orders. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of multiple projects have been extended. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on Orion’s business, liquidity, capital resources or financial results. However, Orion does expect that the economic and regulatory impacts of COVID-19 will materially and adversely impact revenue and profitability in fiscal 2021. If there is prolonged adverse impact, Orion’s business, liquidity, capital resources, financial results, and the carrying values of Orion’s property, plant and equipment and intangible assets may be impacted negatively. Orion will continue to actively monitor the situation and may take further actions that alter business operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. Orion is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the fiscal year ended March 31, 2020, and three and six months ended September 30, 2020, the CARES Act did not have a material impact on Orion’s consolidated financial statements. See Note 14 – Income Taxes.

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

Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For the three months ended September 30, 2020, one supplier accounted for 10.3% of total cost of revenue. For the six months ended September 30, 2020, no supplier accounted for more than 10% of total cost of revenue. For the three months ended September 30, 2019, two suppliers accounted for 17.2% and 10.0% of total cost of revenue, respectively. For the six months ended September 30, 2019, one supplier accounted for 15.5% of total cost of revenue

For the three months ended September 30, 2020, one customer accounted for 60.7% of total revenue. For the six months ended September 30, 2020, two customers accounted for 44.4% and 14.9% of total revenue, respectively. For the three months ended September 30, 2019, one customer accounted for 81.1% of total revenue. For the six months ended September 30, 2019, one customer accounted for 79.2% of total revenue.

As of September 30, 2020, one customer accounted for 70.9 % of accounts receivable. As of March 31, 2020, two customers accounted for 37.3% and 13.0% of accounts receivable, respectively.

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

Most products are manufactured in accordance with Orion’s standard specifications. However, some products are manufactured to a customer’s specific requirements with no alternative use to Orion. In such cases, and when Orion has an enforceable right to payment, Product revenue is recorded on an over-time basis measured using an input methodology that calculates the costs incurred to date as compared to total expected costs. There was no over-time revenue related to custom products recognized in the three and six months ended September 30, 2020 and September 30, 2019.

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

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance. For the three and six months ended September 30, 2020, Product revenue included $0.9 million and $1.4 million, respectively, derived from sales-type leases for light fixtures, $0.1 million and $0.1 million, respectively, derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $19 thousand and $38 thousand, respectively, derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606.

For the three and six months ended September 30, 2019, Product revenue included $0.6 million and $1.0 million, respectively, derived from sales-type leases for light fixtures, $0.1 million derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $19 thousand and $38 thousand, respectively, derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606. All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.

The primary end-users of Orion’s lighting products and services are (a) commercial or industrial companies and (b) the federal government.

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

The following tables provide detail of Orion’s total revenues for the three and six months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Three Months Ended September 30, 2020			Six Months Ended September 30, 2020
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$85	$26	$111	$135	$26	$161
Commercial and industrial	18,816	5,995	24,811	27,525	7,105	34,630
Total lighting	18,901	6,021	24,922	27,660	7,131	34,791
Solar energy related revenues	20	—	20	42	—	42
Total revenues from contracts with customers	18,921	6,021	24,942	27,702	7,131	34,833
Revenue accounted for under other guidance	1,339	—	1,339	2,259	—	2,259
Total revenue	$20,260	$6,021	$26,281	$29,961	$7,131	$37,092

	Three Months Ended September 30, 2019			Six Months Ended September 30, 2019
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$166	$52	$218	$824	$298	$1,122
Commercial and industrial	34,758	12,698	47,456	65,942	22,491	88,433
Total lighting	34,924	12,750	47,674	66,766	22,789	89,555
Solar energy related revenues	22	—	22	41	—	41
Total revenues from contracts with customers	34,946	12,750	47,696	66,807	22,789	89,596
Revenue accounted for under other guidance	626	—	626	1,104	—	1,104
Total revenue	$35,572	$12,750	$48,322	$67,911	$22,789	$90,700

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

The payments associated with these transactions that are due during the twelve months subsequent to September 30, 2020 are included in Accounts receivable, net in Orion’s Condensed Consolidated Balance Sheets. The remaining amounts due that are associated with these transactions are included in Other long-term assets in Orion’s Condensed Consolidated Balance Sheets.

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

The total amount received from the sales of these receivables during the three and six months ended September 30, 2020, was $2.1 million and $2.3 million, respectively. Orion’s losses on these sales were $9 thousand for the three and six months ended September 30, 2020 and are included in Interest expense in the Condensed Consolidated Statements of Operations.

The total amount received from the sales of these receivables during the three months ended three and six months ended September 30, 2019 was $0.9 million and $3.7 million, respectively. Orion’s losses on these sales were $23 thousand and $70 thousand for the three and six months ended September 30, 2019, respectively and are included in Interest expense in the Condensed Consolidated Statement of Operations.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts. Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net. Revenue earned but not billed as of September 30, 2020, and March 31, 2020, includes $21 thousand and $39 thousand, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by ASC 606.

Deferred revenue, current as of September 30, 2020, and March 31, 2020, includes $0.1 million and $31 thousand, respectively, of contract liabilities which represent consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of September 30, 2020 and March 31, 2020 (dollars in thousands):

	September 30, 2020	March 31, 2020
Accounts receivable, net	$17,019	$10,427
Contract assets	$3,260	$1,082
Contract liabilities	$141	$31

There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing. There were no significant changes to contract liabilities.

NOTE 5 — ACCOUNTS RECEIVABLE, NET

As of September 30, 2020, and March 31, 2020, Orion's Accounts receivable and Allowance for doubtful accounts balances were as follows (dollars in thousands):

	September 30, 2020	March 31, 2020
Accounts receivable, gross	$17,047	$10,455
Allowance for doubtful accounts	(28)	(28)
Accounts receivable, net	$17,019	$10,427

NOTE 6 — INVENTORIES, NET

As of September 30, 2020, and March 31, 2020, Orion's Inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of September 30, 2020
Raw materials and components	$11,002	$(1,106)	$9,896
Work in process	633	(435)	198
Finished goods	8,865	(840)	8,025
Total	$20,500	$(2,381)	$18,119

As of March 31, 2020
Raw materials and components	$9,639	$(1,244)	$8,395
Work in process	699	(305)	394
Finished goods	6,598	(880)	5,718
Total	$16,936	$(2,429)	$14,507

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, debt issue costs, and sales tax receivable.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

As of September 30, 2020, and March 31, 2020, Property and equipment, net, included the following (dollars in thousands):

	September 30, 2020	March 31, 2020
Land and land improvements	$433	$433
Buildings and building improvements	9,474	9,470
Furniture, fixtures and office equipment	7,256	7,270
Leasehold improvements	324	324
Equipment leased to customers	4,997	4,997
Plant equipment	12,210	12,021
Construction in Progress	7	15
Gross property and equipment	34,701	34,530
Less: accumulated depreciation	(23,229)	(22,713)
Total property and equipment, net	$11,472	$11,817

Orion recorded depreciation expense of $0.3 million and $0.6 million for the three and six months ended September 30, 2020 and September 30, 2019, respectively.

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

Orion has leased other assets from third parties, principally office and production equipment. The terms of our other leases vary from contract to contract and expire at various dates throughout 2020.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	September 30, 2020	March 31, 2020
Assets
Operating lease assets	Other long-term assets	$2,830	$2,745
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$611	$691
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,966	2,830
Total lease liabilities		$3,577	$3,521

Orion had operating lease costs of $0.2 million and $0.4 million for the three and six months ended September 30, 2020. Orion had operating lease costs of $0.1 million and $0.3 million for the three and six months ended September 30, 2019.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2021 (period remaining)	$393
Fiscal 2022	798
Fiscal 2023	820
Fiscal 2024	746
Fiscal 2025	735
Thereafter	628
Total lease payments	$4,120
Less: Interest	(543)
Present value of lease liabilities	$3,577

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three and six months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Product revenue	$938	$606	$1,382	$1,002
Cost of product revenue	$813	$541	$1,251	$901

The Condensed Consolidated Balance Sheets as of September 30, 2020 and March 31, 2020 includes an immaterial amount related to the net investment in sales-type leases as amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were not transferred to the financing institution prior to the respective balance sheet dates.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and were not material in the three and six months ended September 30, 2020 or September 30, 2019. Orion accounts for these transactions as operating leases.

NOTE 10 — OTHER INTANGIBLE ASSETS, NET

As of September 30, 2020, and March 31, 2020, the components of, and changes in, the carrying amount of Other intangible assets, net, were as follows (dollars in thousands):

	September 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,791	$(1,787)	$1,004	$2,766	$(1,700)	$1,066
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks (indefinite lived)	1,018	—	1,018	1,014	—	1,014
Customer relationships	3,600	(3,571)	29	3,600	(3,545)	55
Developed technology	900	(857)	43	900	(819)	81
Total	$8,367	$(6,273)	$2,094	$8,338	$(6,122)	$2,216

Amortization expense on intangible assets was $0.1 million and $0.2 million for the three and six months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the weighted average remaining useful life of intangible assets was 4.5 years.

The estimated amortization expense for the remainder of fiscal 2021, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2021 (period remaining)	$145
Fiscal 2022	201
Fiscal 2023	110
Fiscal 2024	106
Fiscal 2025	96
Fiscal 2026	86
Thereafter	332
Total	$1,076

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of September 30, 2020, and March 31, 2020, Accrued expenses and other included the following (dollars in thousands):

	September 30, 2020	March 31, 2020
Compensation and benefits	$1,269	$2,594
Sales tax	795	513
Accrued project costs	4,874	1,173
Legal and professional fees	185	312
Warranty	588	708
Sales returns reserve	114	98
Credits due to customers	991	932
Other accruals	1,378	898
Total	$10,194	$7,228

Orion generally offers a limited warranty of one to ten years on its lighting products, including the pass through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, ballasts, LED modules, chips and drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Beginning of period	$865	$690	$1,069	$657
Accruals	178	228	147	346
Warranty claims (net of vendor reimbursements)	(158)	(115)	(331)	(200)
End of period	$885	$803	$885	$803

NOTE 12 — NET INCOME (LOSS) PER COMMON SHARE

For the six months ended September 30, 2020, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Basic and Diluted net income (loss) per common share was calculated based upon the following:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) (in thousands)	$1,914	$6,721	$(305)	$10,689
Denominator:
Weighted-average common shares outstanding	30,669,272	30,189,067	30,511,611	29,957,541
Weighted-average common shares and common share equivalents outstanding	31,170,139	30,830,381	30,511,611	30,757,863
Net income (loss) per common share:
Basic	$0.06	$0.22	$(0.01)	$0.36
Diluted	$0.06	$0.22	$(0.01)	$0.35

Orion uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires Orion to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on net income per common share during periods with net income, and accordingly, Orion excludes them from the calculation. Due to the net loss incurred during the six months ended September 30, 2020, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, was not included in the diluted loss per common share calculation for those periods.

NOTE 13 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	September 30, 2020	March 31, 2020
Revolving credit facility	$7,928	$10,013
Equipment debt obligations	57	85
Total long-term debt	7,985	10,098
Less current maturities	(14)	(35)
Long-term debt, less current maturities	$7,971	$10,063

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

The Credit Agreement, as amended, provides for a revolving credit facility (the “Credit Facility”) maturing on October 26, 2021. Borrowings under the Credit Facility are currently limited to $20.15 million, subject to a borrowing base requirement based on eligible receivables and inventory. The Credit Agreement, as amended, includes a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2020, Orion’s borrowing base was $16.4 million, and Orion had $7.9 million borrowings outstanding. Orion had no outstanding letters of credit leaving total borrowing availability of $8.5 million. While Orion’s borrowings under the Credit Agreement are currently recorded as a long-term liability on our balance sheet, Orion expects this characterization to change to a current liability during the third quarter as the Credit Agreement will then mature in less than 12 months.

The Credit Agreement is secured by a security interest in substantially all of Orion's and its subsidiaries’ personal property.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate (but not less than 5.00% per year) plus an applicable margin determined by reference to Orion’s quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by total current liabilities, including the obligations under the Credit Agreement). As of September 30, 2020, the applicable interest rate was 5.25%. Among other fees, Orion is required to pay an annual facility fee equal to 0.45% of the credit limit under the Credit Agreement, which was paid at commencement (October 26, 2018) and is due on each anniversary thereof.

The Credit Agreement requires Orion to maintain nine months’ of “RML” as of the end of each month. For purposes of the Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with the lender plus availability under the Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month. As of September 30, 2020, Orion was in compliance with this RML requirement.

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

NOTE 14 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate based upon the facts and circumstances known to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three month period ended September 30, 2020 and 2019, Orion recorded income tax expense (benefit) of $(72) thousand and $19 thousand, respectively, using this methodology. For the six month period ended September 30, 2020 and 2019, Orion recorded income tax expense of $1 thousand and $27 thousand, respectively, using this methodology.

As of September 30, 2020 and March 31, 2020, Orion had a full valuation allowance recorded against its deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the valuation allowance would increase income in the period such determination is made.

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

Uncertain Tax Positions

As of September 30, 2020, Orion’s balance of gross unrecognized tax benefits was approximately $0.3 million, $0.2 million of which would reduce Orion’s effective tax rate if recognized.

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

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended September 30, 2020, Orion issued 151 shares under the ESPP plan at a closing market price of $7.57.

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2020	458	3.46
Quarter Ended September 30, 2020	151	7.57
Total issued in fiscal 2021	609	$ 3.46 - 7.57

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Cost of product revenue	$1	$1	$2	$1
Cost of service revenue	—	—	—	(1)
General and administrative	241	147	439	310
Sales and marketing	1	11	2	19
Research and development	8	—	16	1
Total	$251	$159	$459	$330

During the first six months of fiscal 2021, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2020	772,720	396,300
Awards granted	261,793	—
Awards vested or exercised	(419,131)	(29,000)
Awards forfeited	—	(102,982)
Awards outstanding at September 30, 2020	615,382	264,318
Per share price on grant date	$3.92	—

As of September 30, 2020, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.9 years, was approximately $1.1 million.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Segments:
Orion Engineered Systems	$18,470	$42,306	$1,764	$7,831
Orion Distribution Services	5,500	3,853	926	(148)
Orion U.S. Markets	2,311	2,163	304	271
Corporate and Other	—	—	(1,125)	(1,076)
	$26,281	$48,322	$1,869	$6,878

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Segments:
Orion Engineered Systems	$20,726	$77,094	$(86)	$12,687
Orion Distribution Services	12,129	7,557	1,678	(485)
Orion U.S. Markets	4,237	6,049	385	1,172
Corporate and Other	—	—	(2,153)	(2,337)
	$37,092	$90,700	$(176)	$11,037

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

Major Developments in First Half of Fiscal 2021

During fiscal first half of fiscal 2021, we executed a contract extension for a major national account customer with our state-of-the-art LED lighting systems and wireless IoT enabled control solutions at locations nationwide. This one national account customer represented 74.1% of our total revenue in fiscal 2020 and was the primary driver for our growth over the prior year period. During March 2020, this customer suspended our installations at a significant number of locations that were scheduled for installation during our fiscal 2020 fourth quarter and our fiscal 2021 first quarter. These installations resumed during the second quarter of fiscal 2021.

We also completed several initial facilities for a new national customer, a major global logistics company, and several more projects are in process. This customer is expected to be a significant source of revenue as we move forward. Orion expects to work with the customer on a project-by-project basis, versus larger-scale multi-site commitments, which limits visibility on the timing of future revenue contributions,

Additionally, we added a new large specialty retail customer and are providing turnkey LED lighting retrofit solutions for its nationwide chain of stores. The initial phase of the project is expected to generate product and service revenue of at least $8 million during the second half fiscal 2021. Orion expects to retrofit the customer’s remaining stores in late fiscal 2021 and fiscal 2022.

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

As part of our recent response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020 we implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain restrictions began to initially lessen in certain jurisdictions during the first half of our fiscal 2021, stay-at-home, face mask or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Certain areas of the country have seen a spike of COVID-19 cases (including in and around our headquarters in Manitowoc, Wisconsin), which could result in renewed restrictions and lockdown orders. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. In addition, we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if the agreements or a substantial volume of purchase orders under the agreements are delayed or terminated as a result of COVID-19. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on Orion’s business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced our revenue and profitability in the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, or if another significant natural disaster or pandemic were to occur in the future, our operations in areas impacted by such events could experience further adverse financial impacts due to market changes and other resulting events and circumstances.

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

Results of Operations - Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019		2020	2019
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$20,260	$35,572	(43.0)%	77.1%	73.6%
Service revenue	6,021	12,750	(52.8)%	22.9%	26.4%
Total revenue	26,281	48,322	(45.6)%	100.0%	100.0%
Cost of product revenue	14,402	25,878	(44.3)%	54.8%	53.6%
Cost of service revenue	4,616	9,653	(52.2)%	17.6%	20.0%
Total cost of revenue	19,018	35,531	(46.5)%	72.4%	73.5%
Gross profit	7,263	12,791	(43.2)%	27.6%	26.5%
General and administrative expenses	2,638	2,605	1.3%	10.0%	5.4%
Sales and marketing expenses	2,332	2,918	(20.1)%	8.9%	6.0%
Research and development expenses	424	390	8.7%	1.6%	0.8%
Income from operations	1,869	6,878	(72.8)%	7.1%	14.2%
Other income	35	8	337.5%	0.1%	0.0%
Interest expense	(1)	(87)	(98.9)%	(0.0)%	(0.2)%
Amortization of debt issue costs	(61)	(60)	1.7%	(0.2)%	(0.1)%
Interest income	—	1	(100.0)%	0.0%	0.0%
Income before income tax	1,842	6,740	(72.7)%	7.0%	13.9%
Income tax expense	(72)	19	NM	(0.3)%	0.0%
Net income	$1,914	$6,721	(71.5)%	7.3%	13.9%

*	NM - Not Meaningful

Revenue. Product revenue decreased 43.0%, or $15.3 million, for the second quarter of fiscal 2021 versus the second quarter of fiscal 2020. Service revenue decreased 52.8%, or $6.7 million, for the second quarter of fiscal 2021 versus the second quarter of fiscal 2020. The decrease in product and service revenue was primarily due to the relative sales to one large national account customer, as the installations for this one customer had been on-hold due to COVID-19, and resumed during the quarter. Sales to this one customer accounted for 60.7% of total revenue in the second quarter of fiscal 2021, and 81.1% in the second quarter of fiscal 2020. Total revenue decreased by 45.6%, or $22.0 million, due to the items discussed above. Compared to the first quarter fiscal 2021, total revenue increased 143.1% or $15.5 million, due to the resumption of customer installations for this one customer and others as businesses reopened during the second quarter.

Cost of Revenue and Gross Profit. Cost of product revenue decreased 44.3%, or $11.5 million, in the second quarter of fiscal 2021 versus the second quarter of fiscal 2020 due to the significant decrease in our sales. Cost of service revenue decreased 52.2% or $5.0 million, in the second quarter of fiscal 2021 versus the second quarter of fiscal 2020 due to the decrease in sales. Gross profit percentage increased from 26.5% of revenue in the second quarter of fiscal 2020 to 27.6% in the second quarter of fiscal 2021, due primarily to the change in customer sales mix. Gross profit percentage in the second quarter of fiscal 2021 also increased compared to 24.4% in the first quarter of fiscal 2021, due primarily to increased revenue covering fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses in the second quarter of fiscal 2021 remained relatively flat compared to the second quarter of fiscal 2020, as slightly lower headcounts costs were offset by slightly higher legal costs.

Sales and Marketing. Sales and marketing expenses decreased 20.1%, or $0.6 million, in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. This comparative decrease was primarily due to a decrease in commission expense on lower sales and lower employment costs.

Research and Development. Research and development expenses increased 8.7%, or $34 thousand, in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020.  This comparative increase was primarily due to timing of testing costs.

Other Income. Other income in the second quarter of fiscal 2021 primarily represented product royalties received from licensing agreements for our patents.

Interest Expense. Interest expense in the second quarter of fiscal 2021 decreased by 98.9%, or $0.1 million, from the second quarter of fiscal 2020. The decrease in interest expense was primarily due to lower borrowing on our revolving credit facility in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020.

Amortization of debt issue costs. Amortization of debt issue costs in the second quarter of fiscal 2021 remained flat compared to the second quarter of fiscal 2020.

Interest Income. Interest income in the second quarter of fiscal 2021 remained relatively flat compared to the second quarter of fiscal 2020. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense decreased $0.1 million, in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Our income tax expense is due primarily to minimum state tax liabilities.

Orion Engineered Systems Division

Our OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OES segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Revenues	$18,470	$42,306	(56.3)%
Operating income	$1,764	$7,831	(77.5)%
Operating margin	9.6%	18.5%

OES segment revenue in the second quarter of fiscal 2021 was $18.5 million, a decrease of $23.8 million from the second quarter of fiscal 2020, due primarily to the timing of installations to one large national account customer.  The installations for this customer had been put on-hold as a result of COVID-19 during March 2020, and resumed during the second quarter. Due to the resumed installations with the one large national account customer, we expect OES segment revenue in the second half of fiscal 2021 to increase.

OES segment operating income in the second quarter of fiscal 2021 was $1.8 million, a decrease of $6.1 million from the second quarter of fiscal 2020. The decrease in the segment’s operating income was the result of significantly lower sales in this segment.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Revenues	$5,500	$3,853	42.7%
Operating income (loss)	$926	$(148)	NM
Operating margin	16.8%	(3.8)%

*	NM - Not Meaningful

ODS segment revenue in the second quarter of fiscal 2021 was $5.5 million, an increase of 42.7%, or $1.6 million, compared to the second quarter of fiscal 2020, primarily due to sales to one customer who represented 7.5% of second quarter fiscal 2021 total revenue.

ODS segment operating income in the second quarter of fiscal 2021 was $0.9 million, an increase of $1.1 million, from an operating loss in the second quarter of fiscal 2020, primarily due to higher revenues resulting in improved operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Revenues	$2,311	$2,163	6.8%
Operating income	$304	$271	12.2%
Operating margin	13.2%	12.5%

USM segment revenue in the second quarter of fiscal 2021 was $2.3 million, an increase of 6.8%, or $0.1 million, compared to the second quarter of fiscal 2020, primarily due to improved engagement in this channel.

USM segment operating income in the second quarter of fiscal 2021 was $0.3 million, an increase of 12.2% or $33 thousand, compared to the second quarter of fiscal 2020, primarily due to higher sales volume resulting in improved operating leverage.

Results of Operations - Six Months Ended September 30, 2020 versus Six Months Ended September 30, 2019

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Six Months Ended September 30,
	2020	2019		2020	2019
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$29,961	$67,911	(55.9)%	80.8%	74.9%
Service revenue	7,131	22,789	(68.7)%	19.2%	25.1%
Total revenue	37,092	90,700	(59.1)%	100.0%	100.0%
Cost of product revenue	21,631	49,703	(56.5)%	58.3%	54.8%
Cost of service revenue	5,563	17,923	(69.0)%	15.0%	19.8%
Total cost of revenue	27,194	67,626	(59.8)%	73.3%	74.6%
Gross profit	9,898	23,074	(57.1)%	26.7%	25.4%
General and administrative expenses	5,049	5,612	(10.0)%	13.6%	6.2%
Sales and marketing expenses	4,186	5,624	(25.6)%	11.3%	6.2%
Research and development expenses	839	801	4.7%	2.3%	0.9%
Income (loss) from operations	(176)	11,037	NM	(0.5)%	12.2%
Other income	44	20	120.0%	0.1%	0.0%
Interest expense	(50)	(223)	77.6%	(0.1)%	(0.2)%
Amortization of debt issue costs	(122)	(121)	0.8%	(0.3)%	(0.1)%
Interest income	—	3	(100.0)%	0.0%	0.0%
Income (loss) before income tax	(304)	10,716	NM	(0.8)%	11.8%
Income tax expense	1	27	(96.3)%	0.0%	0.0%
Net Income (loss)	$(305)	$10,689	NM	(0.8)%	11.8%
*	NM - Not Meaningful

Revenue. Product revenue decreased 55.9%, or $38.0 million, for the first six months of fiscal 2021 versus the first six months of fiscal 2020. Service revenue decreased 68.7%, or $15.7 million for the first six months of fiscal 2021 versus the first six months of fiscal 2020. The decrease in product and service revenue was primarily due to multiple projects put on hold as a result of COVID-19, including the projects for one large national account customer which represented 79.2% of revenue in the first six months of fiscal 2020, but only 44.4% of revenue in the first six months of fiscal 2021. The project installations for this large national account customer resumed during the second quarter. Sales to one other customer accounted for 14.9% of total revenue in the first six months of fiscal 2021. Total revenue decreased by 59.1%, or $53.6 million, due to the items discussed above.

Cost of Revenue and Gross Profit. Cost of product revenue decreased 56.5%, or $28.1 million, in the first six months of fiscal 2021 versus the first six months of fiscal 2020 due to the significant decrease in our sales. Cost of service revenue decreased 69.0% or $12.4 million, in the first six months of fiscal 2021 versus the first six months of fiscal 2020 due to the decrease in sales. Gross profit percentage increased from 22.1% of revenue in the first six months of fiscal 2020 to 26.7% in fiscal 2021, due primarily to proactive sourcing and cost management and a change in customer sales mix.

Operating Expenses

General and Administrative. General and administrative expenses decreased 10.0%, or $0.6 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020, primarily due to lower employment costs.

Sales and Marketing. Sales and marketing expenses decreased 25.6%, or $1.4 million, in the first six months of fiscal 2021 compared to the first six months of fiscal 2020. This comparative decrease was primarily due to a decrease in commission expense on lower sales and lower employment costs.

Research and Development. Research and development expenses in the first six months of fiscal 2021 remained relatively flat compared to the first quarter of fiscal 2020.

Other Income. Other income in the first six months of fiscal 2021 primarily represented product royalties received from licensing agreements for our patents.

Interest Expense. Interest expense in the first six months of fiscal 2021 decreased by 77.6%, or $0.2 million, from the first six months of fiscal 2020. The decrease in interest expense was primarily due to lower borrowing on our revolving credit facility in the first six months of fiscal 2021 compared to the first six months of fiscal 2020.

Amortization of debt issue costs. Amortization of debt issue costs in the first six months of fiscal 2021 remained flat compared to the first six months of fiscal 2020.

Interest Income. Interest income in the first six months of fiscal 2021 remained relatively flat compared to the first six months of fiscal 2020. Interest income relates to interest earned on sweep bank accounts.

Income Taxes. Income tax expense decreased $26 thousand, in the first six months of fiscal 2021 compared to the first six months of fiscal 2020. Our income tax expense is due primarily to minimum state tax liabilities.

Orion Engineered Systems Division

Our OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OES segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
Revenues	$20,726	$77,094	(73.1)%
Operating income (loss)	$(86)	$12,687	NM
Operating margin	(0.4)%	16.5%
*	NM - Not Meaningful

OES segment revenue in the first six months of fiscal 2021 was $20.7 million, a decrease of $56.4 million from the first six months of fiscal 2020, due to multiple projects put on hold as a result of COVID-19, including the projects to one large national account customer that represented 79.2% of total revenue in the first six months fiscal 2020, but only 44.4% of revenue in the first six months of fiscal 2021. The project installations for this customer resumed during the second quarter.

OES segment operating loss in the first six months of fiscal 2021 was $0.1 million, a decrease of $12.8 million from operating income of $12.7 million in the first six months of fiscal 2020. The decrease in the segment’s operating income was the result of significantly lower sales in this segment, resulting in unfavorable operating leverage.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
Revenues	$12,129	$7,557	60.5%
Operating income (loss)	1,678	(485)	NM
Operating margin	13.8%	(6.4)%
*	NM - Not Meaningful

ODS segment revenue in the first six months of fiscal 2021 was $12.1 million, an increase of 60.5%, or $4.6 million, compared to the first six months of fiscal 2020, primarily due to sales to one customer who represented 14.9% of first six months fiscal 2021 total revenue.

ODS segment operating income in the first six months of fiscal 2021 was $1.7 million, an increase of $2.2 million, from an operating loss in the first six months of fiscal 2020, primarily due to higher revenues resulting in improved operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
Revenues	$4,237	$6,049	(30.0)%
Operating income	$385	$1,172	(67.2)%
Operating margin	9.1%	19.4%

USM segment revenue in the first six months of fiscal 2021 was $4.2 million, a decrease of 30.0%, or $1.8 million, from the first six months of fiscal 2020, primarily due to the impact of COVID-19.

USM segment operating income in the first six months of fiscal 2021 was $0.4 million, a decrease of 67.2%, or $0.8 million, from the first six months of fiscal 2020. The decrease in the segment’s operating income was the result of significantly lower sales in this segment, resulting in lower operating leverage.

Liquidity and Capital Resources

Overview

We had approximately $12.1 million in cash and cash equivalents as of September 30, 2020, compared to $28.8 million at March 31, 2020. Our cash position decreased primarily as a result of the use of cash from operating activities of $14.3 million and net payments of $2.1 million to reduce the principal balance of our Credit Facility.

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

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2020 and 2019 (in thousands):

	Six Months Ended September 30,
	2020	2019
Operating activities	$(14,138)	$8,449
Investing activities	(427)	(534)
Financing activities	(2,062)	(5,546)
(Decrease) increase in cash and cash equivalents	$(16,627)	$2,369

Cash Flows Related to Operating Activities. Cash (used in) provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first six months of fiscal 2021 was $14.1 million and consisted of our net loss adjusted for non-cash expense items of $1.0 million and net cash used in changes in operating assets and liabilities of $15.2 million. Cash used by operating assets and liabilities consisted primarily of a decrease in Accounts payable of $6.3 million and an increase in Accounts receivable of $5.9 million and Inventory of $3.7 million based on increased second quarter and anticipated third quarter sales.

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

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.3 million in the first six months of fiscal 2021 consisted primarily of purchases of property and equipment.

Cash used in investing activities of $0.5 million in the first six months of fiscal 2020 consisted of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash used in financing activities of $2.1 million in the first six months of fiscal 2021 consisted primarily of net repayments of $(2.1) million on our Credit Facility.

Cash used in financing activities was $5.5 million for the first six months of fiscal 2020. This use of cash consisted primarily of net repayments of $5.4 million on our Credit Facility.

Working Capital

Our net working capital as of September 30, 2020 was $27.4 million, consisting of $51.2 million in current assets and $23.8 million in current liabilities. Our net working capital as of March 31, 2020 was $27.8 million, consisting of $55.0 million in current assets and $27.2 in current liabilities. Our current Accounts receivable, net balance increased by $6.6 million from the fiscal 2020 year-end primarily due to timing of collections on second quarter sales. Our Inventories, net increased from the fiscal 2020 year-end by $2.6 million due primarily to anticipated third quarter sales as the project installations for a large national account customer resumed during the second quarter. Our Accounts payable decreased $6.5 million from our fiscal 2020 year-end due to the timing of purchases and payments during the quarter. Our Accrued expenses increased from our fiscal 2020 year-end by $3.0 million due primarily to an increase in accrued project costs. We expect an increase in our current liabilities, and therefore a decrease in our working capital, as of December 31, 2020 when our borrowings under the Credit Agreement are recorded as a current liability.

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

The Credit Agreement, as amended, provides for a revolving credit facility (the “Credit Facility”) maturing on October 26, 2021. Borrowings under the Credit Facility are limited to $20.15 million subject to a borrowing base requirement based on eligible receivables and inventory. The Credit Agreement, as amended, includes a $2.0 million sublimit for the issuance of letters of credit. As of September 30, 2020, our borrowing base was $16.4 million, and we had $7.9 borrowings outstanding. As of September 30, 2020, we had no outstanding letters of credit leaving total additional borrowing availability of $8.5 million. While our borrowings under the Credit Agreement are currently recorded as a long-term liability on our balance sheet, we expect this characterization to change to a current liability during the third quarter as the Credit Agreement will then mature in less than 12 months.

The Credit Agreement is secured by a security interest in substantially all of our and our subsidiaries’ personal property.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate (but not less than 5.00% per year) plus an applicable margin determined by reference to our quick ratio (defined as the aggregate amount of unrestricted cash, unrestricted marketable securities and, with certain adjustments, receivables convertible into cash divided by the total current liabilities, including the obligations under the Credit Agreement). As of September 30, 2020, the applicable interest rate was 5.25%. Among other fees, we are required to pay an annual facility fee equal to 0.45% of the credit limit under the Credit Agreement due annually October 26.

The Credit Agreement requires us to maintain nine months’ of “RML” as of the end of each month. For purposes of the Credit Agreement, RML is defined as, as of the applicable determination date, unrestricted cash on deposit with the lender plus availability under the Credit Agreement divided by an amount equal to, for the applicable trailing three-month period, consolidated net profit before tax, plus depreciation expense, amortization expense and stock-based compensation, minus capital lease principal payments, tested as of the end of each month. As of September 30, 2020, we were in compliance with this RML requirement.

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

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.4 million and $0.5 million for the six month periods ended September 30, 2020, and 2019, respectively. Due to the uncertainty of the COVID-19 impact on our business, we are not currently providing capital expenditure external guidance for fiscal 2021; however, we expect to finance current year capital expenditures primarily through our existing cash, equipment-secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Agreement.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $12.9 million and $18.6 million as of September 30, 2020 and March 31, 2020, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic may extend this time period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2020. For the three months ended September 30, 2020, there were no material changes in our accounting policies.

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

As of September 30, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the three months ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Voluntary Retirement Agreement and Release, dated as of September 21, 2020, between Orion Energy Systems, Inc. and William T. Hull, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 23, 2020, is hereby incorporated by reference.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2020.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ William T. Hull
William T. Hull
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)