Form 10-Q
period 2020-12-31
ORION ENERGY SYSTEMS, INC.
filed 2021-02-11
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

There were 30,759,953 shares of the Registrant’s common stock outstanding on January 31, 2021.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2020	March 31, 2020
Assets
Cash and cash equivalents	$12,279	$28,751
Accounts receivable, net	23,744	10,427
Revenue earned but not billed	1,519	560
Inventories, net	18,518	14,507
Prepaid expenses and other current assets	607	723
Total current assets	56,667	54,968
Property and equipment, net	11,410	11,817
Other intangible assets, net	2,033	2,216
Long-term accounts receivable	652	760
Other long-term assets	2,906	2,802
Total assets	$73,668	$72,563
Liabilities and Shareholders’ Equity
Accounts payable	$19,360	$19,834
Accrued expenses and other	13,916	7,228
Deferred revenue, current	126	107
Current maturities of long-term debt	14	35
Total current liabilities	33,416	27,204
Revolving credit facility	—	10,013
Long-term debt, less current maturities	39	50
Deferred revenue, long-term	659	715
Other long-term liabilities	3,768	3,546
Total liabilities	37,882	41,528
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2020 and March 31, 2020; no shares issued and outstanding at December 31, 2020 and March 31, 2020	—	—
Common stock, no par value: Shares authorized: 200,000,000 at December 31, 2020 and March 31, 2020; shares issued: 40,227,900 at December 31, 2020 and 39,729,569 at March 31, 2020; shares outstanding: 30,759,953 at December 31, 2020 and 30,265,997 at March 31, 2020	—	—
Additional paid-in capital	157,262	156,503
Treasury stock, common shares: 9,467,947 at December 31, 2020 and 9,463,572 at March 31, 2020	(36,181)	(36,163)
Retained deficit	(85,295)	(89,305)
Total shareholders’ equity	35,786	31,035
Total liabilities and shareholders’ equity	$73,668	$72,563

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Product revenue	$31,929	$25,867	$61,890	$93,778
Service revenue	12,322	8,382	19,453	31,171
Total revenue	44,251	34,249	81,343	124,949
Cost of product revenue	23,203	19,075	44,834	68,778
Cost of service revenue	10,042	6,900	15,605	24,823
Total cost of revenue	33,245	25,975	60,439	93,601
Gross profit	11,006	8,274	20,904	31,348
Operating expenses:
General and administrative	3,030	2,662	8,079	8,274
Sales and marketing	3,120	2,735	7,306	8,359
Research and development	391	439	1,230	1,240
Total operating expenses	6,541	5,836	16,615	17,873
Income from operations	4,465	2,438	4,289	13,475
Other income (expense):
Other income	12	2	56	22
Interest expense	(1)	(38)	(51)	(261)
Amortization of debt issue costs	(20)	(61)	(142)	(182)
Loss on debt extinguishment	(90)	—	(90)	—
Interest income	—	2	—	5
Total other expense	(99)	(95)	(227)	(416)
Income before income tax	4,366	2,343	4,062	13,059
Income tax expense	51	39	52	66
Net income	$4,315	$2,304	$4,010	$12,993
Basic net income per share attributable to common shareholders	$0.14	$0.08	$0.13	$0.43
Weighted-average common shares outstanding	30,735,722	30,243,865	30,586,196	30,053,330
Diluted net income per share	$0.14	$0.07	$0.13	$0.42
Weighted-average common shares and share equivalents outstanding	31,320,427	30,824,078	31,289,359	30,862,088

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2020	30,265,997	$156,503	$(36,163)	$(89,305)	$31,035
Exercise of stock options for cash	20,000	41	—	—	41
Shares issued under Employee Stock Purchase Plan	458	—	2	—	2
Stock-based compensation	342,780	208	—	—	208
Employee tax withholdings on stock-based compensation	(4,346)	—	(18)	—	(18)
Net loss	—	—	—	(2,219)	(2,219)
Balance, June 30, 2020	30,624,889	$156,752	$(36,179)	$(91,524)	$29,049
Exercise of stock options for cash	9,000	28	—	—	28
Shares issued under Employee Stock Purchase Plan	151	—	1	—	1
Stock-based compensation	76,351	251	—	—	251
Employee tax withholdings on stock-based compensation	(581)	—	(3)	—	(3)
Net income	—	—	—	1,914	1,914
Balance, September 30, 2020	30,709,810	$157,031	$(36,181)	$(89,610)	$31,240
Exercise of stock options for cash	38,000	79	—	—	79
Shares issued under Employee Stock Purchase Plan	178	—	2	—	2
Stock-based compensation	12,200	152	—	—	152
Employee tax withholdings on stock-based compensation	(235)	—	(2)	—	(2)
Net income	—	—	—	4,315	4,315
Balance, December 31, 2020	30,759,953	$157,262	$(36,181)	$(85,295)	$35,786

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

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2020	2019
Operating activities
Net income	$4,010	$12,993
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	889	910
Amortization of intangible assets	225	282
Stock-based compensation	611	515
Amortization of debt issue costs	142	182
Loss on debt extinguishment	90	—
Impairment of intangible assets	—	3
Loss on sale of property and equipment	6	—
Provision for inventory reserves	185	192
Other	9	28
Changes in operating assets and liabilities:
Accounts receivable, current and long-term	(13,208)	(420)
Revenue earned but not billed	(959)	2,957
Inventories	(4,196)	970
Prepaid expenses and other assets	339	44
Accounts payable	(304)	(2,990)
Accrued expenses and other	6,555	(1,296)
Deferred revenue, current and long-term	(38)	(95)
Net cash (used in) provided by operating activities	(5,644)	14,275
Investing activities
Purchases of property and equipment	(658)	(582)
Additions to patents and licenses	(43)	(73)
Net cash used in investing activities	(701)	(655)
Financing activities
Payment of long-term debt	(32)	(68)
Proceeds from revolving credit facility	8,000	63,200
Payments of revolving credit facility	(18,013)	(71,572)
Payments to settle employee tax withholdings on stock-based compensation	(22)	(76)
Deferred financing costs	(212)	(91)
Net proceeds from employee equity exercises	152	20
Net cash used in financing activities	(10,127)	(8,587)
Net (decrease) increase in cash and cash equivalents	(16,472)	5,033
Cash and cash equivalents at beginning of period	28,751	8,729
Cash and cash equivalents at end of period	$12,279	$13,762
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$355	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Organization

Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion provides innovative light emitting diode ("LED") lighting systems and turnkey project implementation including installation and commissioning of fixtures, controls and Internet of Things (“IoT”) systems, as well as ongoing system maintenance and program management. Orion’s products enable customers to reduce their carbon footprint and digitize their business.

Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion also leases office space in Jacksonville, Florida.

NOTE 2 — IMPACT OF COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, and financial and credit markets in the U.S. and globally. Orion’s business has been adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last month of its fiscal 2020 year, and continuing most significantly into the second quarter of fiscal 2021. During the third quarter of fiscal 2021, Orion experienced a rebound in business, with a full quarter of project installations for its largest customer, as well installations for a new large specialty retail customer, and no significant COVID-19 impacts. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic.

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

As part of Orion’s response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020, Orion implemented a number of cost reduction and cash conservation measures, including reducing headcount. Orion recognized $0.4 million in restructuring expense during the fourth quarter of fiscal 2020. As of December 31, 2020, all of the restructuring costs had been paid.

While certain restrictions have begun to initially lessen in certain jurisdictions during fiscal 2021, stay-at-home, face mask or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Certain areas of the country have seen spikes of COVID-19 cases (including in Manitowoc, Wisconsin and Jacksonville, Florida), which could result in renewed restrictions and lockdown orders. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of multiple projects have been extended. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on Orion’s business, liquidity, capital resources or financial results. However, the economic and regulatory impacts of COVID-19 will materially and adversely impact revenue and profitability in fiscal 2021. If there is prolonged adverse impact, Orion’s business, liquidity, capital resources, financial results, and the carrying values of Orion’s property, plant and equipment and intangible assets may be impacted negatively. Orion will continue to actively monitor the situation and may take further actions that alter business operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. Orion is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was the period ended March 31, 2020. For the fiscal year ended March 31, 2020, and three and nine months ended December 31, 2020, the CARES Act did not have a material impact on Orion’s consolidated financial statements. See Note 14 – Income Taxes.

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

Orion purchases components necessary for its lighting products, including power supplies, lamps and LED components, from numerous suppliers. For the three and nine months ended December 31, 2020, no suppliers accounted for more than 10% of total cost of revenue. For the three and nine months ended December 31, 2019, one supplier accounted for 24.0% and 12.5%, respectively, of total cost of revenue.

For the three months ended December 31, 2020, two customers accounted for 65.1% and 11.1% of total revenue, respectively. For the nine months ended December 31, 2020, one customer accounted for 55.7% of total revenue. For the three and nine months ended December 31, 2019, one customer accounted for 72.3 % and 77.3%, respectively, of total revenue.

As of December 31, 2020, two customers accounted for 59.3% and 18.0% of accounts receivable, respectively. As of March 31, 2020, two customers accounted for 37.3% and 13.0% of accounts receivable, respectively.

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

Orion also records revenue in conjunction with several limited power purchase agreements (“PPAs”) still outstanding. These PPAs are supply-side agreements for the generation of electricity. Orion’s last PPA expires in 2031. Revenue associated with the sale of energy generated by the solar facilities under these PPAs is within the scope of ASC 606. Orion also recognizes revenue upon the sale to third parties of tax credits received from operating the solar facilities and from amortizing a grant received from the federal government during the period starting when the power generating facilities were constructed until the expiration of the PPAs; these revenues are not derived from contracts with customers and therefore not under the scope of ASC 606.

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

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance. For the three and nine months ended December 31, 2020, Product revenue included $0.7 million and $2.1 million, respectively, derived from sales-type leases for light fixtures, no revenue and $0.1 million, respectively, derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $19 thousand and $0.1 million, respectively, derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606.

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

The following tables provide detail of Orion’s total revenues for the three and nine months ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Three Months Ended December 31, 2020			Nine Months Ended December 31, 2020
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$177	$323	$500	$312	$349	$661
Commercial and industrial	31,006	11,999	43,005	59,257	19,104	78,361
Total lighting	31,183	12,322	43,505	59,569	19,453	79,022
Solar energy related revenues	7	—	7	49	—	49
Total revenues from contracts with customers	31,190	12,322	43,512	59,618	19,453	79,071
Revenue accounted for under other guidance	739	—	739	2,272	—	2,272
Total revenue	$31,929	$12,322	$44,251	$61,890	$19,453	$81,343

	Three Months Ended December 31, 2019			Nine Months Ended December 31, 2019
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$78	$68	$146	$902	$366	$1,268
Commercial and industrial	25,467	8,314	33,781	91,411	30,805	122,216
Total lighting	25,545	8,382	33,927	92,313	31,171	123,484
Solar energy related revenues	10	—	10	50	—	50
Total revenues from contracts with customers	25,555	8,382	33,937	92,363	31,171	123,534
Revenue accounted for under other guidance	312	—	312	1,415	—	1,415
Total revenue	$25,867	$8,382	$34,249	$93,778	$31,171	$124,949

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

Orion provides long-term financing to one customer who frequently engages Orion in large turnkey projects that span between three and nine months. The customer executes an agreement providing for monthly payments of the contract price, plus interest, typically over a five-year period. The total transaction price in these contracts is allocated between product and services in the same manner as all other turnkey projects. The portion of the transaction associated with the installation is accounted for consistently with all other installation related performance obligations. The portion of the transaction associated with the sale of the multiple individual light fixtures is accounted for as sales-type leases in accordance with the guidance for leases. Revenues associated with the sales-type leases are included in Product revenue and recorded for each fixture separately based on the customer’s monthly acknowledgment that specified fixtures have been installed and are operating as specified.

The payments associated with these transactions that are due during the twelve months subsequent to December 31, 2020 are included in Accounts receivable, net in Orion’s Condensed Consolidated Balance Sheets. The remaining amounts due that are associated with these transactions are included in Other long-term assets in Orion’s Condensed Consolidated Balance Sheets.

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

The total amount received from the sales of these receivables during the three and nine months ended December 31, 2020, was $0 and $2.3 million, respectively. Orion’s losses on these sales were $0 and $9 thousand, respectively, for the three and nine months ended December 31, 2020 and are included in Interest expense in the Condensed Consolidated Statements of Operations.

The total amount received from the sales of these receivables during the three months ended three and nine months ended December 31, 2019 was $0.7 million and $4.4 million, respectively. Orion’s losses on these sales were $39 thousand and $0.1 million for the three and nine months ended December 31, 2019, respectively and are included in Interest expense in the Condensed Consolidated Statement of Operations.

Contract Balances

A receivable is recognized when Orion has an enforceable right to payment in accordance with contract terms and an invoice has been issued to the customer. Payment terms on invoiced amounts are typically 30 days from the invoice date.

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts. Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net. Revenue earned but not billed as of December 31, 2020, and March 31, 2020, includes $0.3 million and $39 thousand, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by ASC 606.

Deferred revenue, current as of December 31, 2020, and March 31, 2020, includes $0.1 million and $31 thousand, respectively, of contract liabilities which represent consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of December 31, 2020 and March 31, 2020 (dollars in thousands):

	December 31, 2020	March 31, 2020
Accounts receivable, net	$23,744	$10,427
Contract assets	$1,510	$1,082
Contract liabilities	$50	$31

There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing. There were no significant changes to contract liabilities.

NOTE 5 — ACCOUNTS RECEIVABLE, NET

As of December 31, 2020, and March 31, 2020, Orion's Accounts receivable and Allowance for doubtful accounts balances were as follows (dollars in thousands):

	December 31, 2020	March 31, 2020
Accounts receivable, gross	$23,772	$10,455
Allowance for doubtful accounts	(28)	(28)
Accounts receivable, net	$23,744	$10,427

NOTE 6 — INVENTORIES, NET

As of December 31, 2020, and March 31, 2020, Orion's Inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of December 31, 2020
Raw materials and components	$12,074	$(1,132)	$10,942
Work in process	714	(435)	279
Finished goods	7,907	(610)	7,297
Total	$20,695	$(2,177)	$18,518

As of March 31, 2020
Raw materials and components	$9,639	$(1,244)	$8,395
Work in process	699	(305)	394
Finished goods	6,598	(880)	5,718
Total	$16,936	$(2,429)	$14,507

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, debt issue costs, and sales tax receivable.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

As of December 31, 2020, and March 31, 2020, Property and equipment, net, included the following (dollars in thousands):

	December 31, 2020	March 31, 2020
Land and land improvements	$433	$433
Buildings and building improvements	9,474	9,470
Furniture, fixtures and office equipment	7,348	7,270
Leasehold improvements	340	324
Equipment leased to customers	4,997	4,997
Plant equipment	12,270	12,021
Construction in Progress	81	15
Gross property and equipment	34,943	34,530
Less: accumulated depreciation	(23,533)	(22,713)
Total property and equipment, net	$11,410	$11,817

Orion recorded depreciation expense of $0.3 million and $0.9 million for the three and nine months ended December 31, 2020 and 2019, respectively.

NOTE 9 — LEASES

From time to time, Orion leases assets from third parties. Orion also leases certain assets to third parties.

Orion accounts for leases in accordance with ASC 842. Under ASC 842, both finance and operating lease ROU assets and lease liabilities for leases with initial terms in excess of 12 months are recognized at the commencement date based on the present value of lease payments over the lease term. Orion recognizes lease expense for leases with an initial term of 12 months or less, referred to as short term leases, on a straight-line basis over the lease term.

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

Orion has leased other assets from third parties, principally office and production equipment. The terms of our other leases vary from contract to contract.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	December 31, 2020	March 31, 2020
Assets
Operating lease assets	Other long-term assets	$2,716	$2,745
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$637	$691
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,806	2,830
Total lease liabilities		$3,443	$3,521

Orion had operating lease costs of $0.2 million and $0.6 million for the three and nine months ended December 31, 2020. Orion had operating lease costs of $0.1 million and $0.4 million for the three and nine months ended December 31, 2019.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2021 (period remaining)	$203
Fiscal 2022	810
Fiscal 2023	820
Fiscal 2024	746
Fiscal 2025	735
Thereafter	628
Total lease payments	$3,942
Less: Interest	(499)
Present value of lease liabilities	$3,443

Assets Orion Leases to Other Parties

One of Orion’s frequent customers purchases products and installation services under agreements that provide for monthly payments, at a fixed monthly amount, of the contract price, plus interest, typically over a five-year period. While Orion retains ownership of the light fixtures during the financing period, the transaction terms and the underlying economics associated with used lighting fixtures results in Orion essentially ceding ownership of the lighting fixtures to the customer after completion of the agreement. The portions of the transaction associated with the sale of the light fixtures is accounted for as a sales-type lease under ASC 842. The total transaction price in these contracts is allocated between the lease and non-lease components in the same manner as the total transaction price of other turnkey projects containing lighting fixtures and installation services.

Revenues, and production and acquisition costs, associated with sales-type leases are included in Product revenue and Costs of product revenues in the Condensed Consolidated Statement of Operations.

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three and nine months ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Product revenue	$721	$163	$2,097	$1,165
Cost of product revenue	$662	$142	$1,913	$1,044

The Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2020 includes an immaterial amount related to the net investment in sales-type leases as amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were not transferred to the financing institution prior to the respective balance sheet dates.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and were not material in the three and nine months ended December 31, 2020 or December 31, 2019. Orion accounts for these transactions as operating leases.

NOTE 10 — OTHER INTANGIBLE ASSETS, NET

As of December 31, 2020, and March 31, 2020, the components of, and changes in, the carrying amount of Other intangible assets, net, were as follows (dollars in thousands):

	December 31, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,805	$(1,831)	$974	$2,766	$(1,700)	$1,066
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks (indefinite lived)	1,018	—	1,018	1,014	—	1,014
Customer relationships	3,600	(3,583)	17	3,600	(3,545)	55
Developed technology	900	(876)	24	900	(819)	81
Total	$8,381	$(6,348)	$2,033	$8,338	$(6,122)	$2,216

Amortization expense on intangible assets was $0.1 million and $0.2 million for the three and nine months ended December 31, 2020, respectively.

Amortization expense on intangible assets was $0.1 million and $0.3 million for the three and nine months ended December 31, 2019, respectively.

As of December 31, 2020, the weighted average remaining useful life of intangible assets was 3.8 years.

The estimated amortization expense for the remainder of fiscal 2021, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2021 (period remaining)	$67
Fiscal 2022	202
Fiscal 2023	111
Fiscal 2024	107
Fiscal 2025	96
Fiscal 2026	87
Thereafter	345
Total	$1,015

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of December 31, 2020, and March 31, 2020, Accrued expenses and other included the following (dollars in thousands):

	December 31, 2020	March 31, 2020
Compensation and benefits	$2,191	$2,594
Sales tax	888	513
Accrued project costs	7,500	1,173
Legal and professional fees	158	312
Warranty	734	708
Sales returns reserve	181	98
Credits due to customers	836	932
Other accruals	1,428	898
Total	$13,916	$7,228

Orion generally offers a limited warranty of one to ten years on its lighting products, including the pass through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, power supplies, LED modules, chips and drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Beginning of period	$885	$803	$1,069	$657
Accruals	370	157	531	503
Warranty claims (net of vendor reimbursements)	(219)	(51)	(564)	(251)
End of period	$1,036	$909	$1,036	$909

NOTE 12 — NET INCOME PER COMMON SHARE

Basic and Diluted net income per common share was calculated based upon the following:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income (in thousands)	$4,315	$2,304	$4,010	$12,993
Denominator:
Weighted-average common shares outstanding	30,735,722	30,243,865	30,586,196	30,053,330
Weighted-average common shares and common share equivalents outstanding	31,320,427	30,824,078	31,289,359	30,862,088
Net income per common share:
Basic	$0.14	$0.08	$0.13	$0.43
Diluted	$0.14	$0.07	$0.13	$0.42

Orion uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires Orion to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services. Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on net income per common share during periods with net income, and accordingly, Orion excludes them from the calculation. There were no anti-dilutive equity instruments excluded from the computation of diluted net income per common share for the three months and nine months ended December 31, 2020 respectively. Anti-dilutive equity instruments of approximately 203,734 and 220,534 common shares were excluded from the computation of diluted net income per common share for the three months and nine months ended December 31, 2019 respectively.

NOTE 13 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	December 31, 2020	March 31, 2020
Revolving credit facility	$—	$10,013
Equipment debt obligations	53	85
Total long-term debt	53	10,098
Less current maturities	(14)	(35)
Long-term debt, less current maturities	$39	$10,063

Revolving Credit Agreement

On December 29, 2020, Orion entered into a new Loan and Security Agreement with Bank of America, N.A., as lender (the “Credit Agreement”). The Credit Agreement replaced Orion’s prior $20.15 million secured revolving credit and security agreement dated as of October 26, 2018, as amended, by and among Orion and Western Alliance Bank, National Association, as lender (the “Prior Credit Agreement”). The replacement of the Prior Credit Agreement with the Credit Agreement provides Orion with increased financing capacity and liquidity to fund its operations and implement its strategic plans.

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2020, the borrowing base supports the full availability of the Credit Facility. As of December 31, 2020, no amounts were borrowed under the Credit Facility.

The Credit Agreement is secured by a first lien security interest in substantially all of Orion’s assets.

Borrowings under the Credit Agreement are permitted in the form of LIBOR or prime rate-based loans and generally bear interest at floating rates plus an applicable margin determined by reference to Orion’s availability under the Credit Agreement. Among other fees, Orion is required to pay an annual facility fee of $15,000 and a fee of 25 basis points on the unused portion of the Credit Facility.

The Credit Agreement includes a springing minimum fixed cost coverage ratio of 1.0 to 1.0 when excess availability under the Credit Facility falls below the greater of $3.0 million or 15% of the committed facility. Currently, the required springing minimum fixed cost coverage ratio is not required.

The Credit Agreement also contains customary events of default and other covenants, including certain restrictions on Orion’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on Orion’s stock, redeem, retire or purchase shares of Orion’s stock, make investments or pledge or transfer assets. If an event of default under the Credit Agreement occurs and is continuing, then Bank of America, N.A. may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if Orion becomes the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.

Orion did not incur any early termination fees in connection with the termination of the Prior Credit Agreement, but did recognize a loss on debt extinguishment of $0.1 million on the write-off of unamortized debt issue costs related to the Prior Credit Agreement. Also, due to the timing of the banking transition, Orion had $0.3 million of cash which was restricted for covering obligations on Orion’s outstanding credit card balances. The Prior Credit Agreement was scheduled to mature on October 26, 2021.

Equipment Debt Obligations

In June 2015, Orion entered into an agreement with a financing company in the principal amount of $0.4 million to fund the purchase of certain equipment. The debt was secured by the related equipment. The debt incurred interest at a rate of 5.94% per annum and matured in June 2020.

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% per annum, respectively, and both debts mature in January 2024.

NOTE 14 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate based upon the facts and circumstances known to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three month period ended December 31, 2020 and 2019, Orion recorded income tax expense of $0.1 million and $39 thousand, respectively, using this methodology. For the nine month period ended December 31, 2020 and 2019, Orion recorded income tax expense of $0.1 million, respectively, using this methodology.

As of December 31, 2020 and March 31, 2020, Orion had a full valuation allowance recorded against its deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Orion intends to continue maintaining a full valuation allowance on the deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given current earnings and potential future earnings, Orion believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow Orion to reach a conclusion that all or some portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the timing and amount of the valuation allowance release are subject to change on the basis of future positive evidence.

The CARES Act includes significant business tax provisions that, among other things, temporarily eliminate the taxable income limit for certain net operating losses (NOLs), allow businesses to carry back tax year 2018-2020 NOLs to the five prior tax years, accelerate refunds of corporate alternative minimum tax credits, and generally decrease the amount of disallowed business interest expense. Because of Orion’s loss carryforwards, Orion does not anticipate the income tax provisions of the CARES Act to result in a material cash or financial statement impact during fiscal 2021.

Uncertain Tax Positions

As of December 31, 2020, Orion’s balance of gross unrecognized tax benefits was approximately $0.3 million, $0.2 million of which would reduce Orion’s effective tax rate if recognized.

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

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended December 31, 2020, Orion issued 178 shares under the ESPP plan at a closing market price of $9.87.

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2020	458	3.46
Quarter Ended September 30, 2020	151	7.57
Quarter Ended December 31, 2020	178	9.87
Total issued in fiscal 2021	787	$ 3.46 - 9.87

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of product revenue	$1	$1	$3	$2
Cost of service revenue	—	—	—	(1)
General and administrative	143	172	581	482
Sales and marketing	7	1	24	1
Research and development	1	11	3	31
Total	$152	$185	$611	$515

During the first nine months of fiscal 2021, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2020	772,720	396,300
Awards granted	287,998	—
Awards vested or exercised	(431,331)	(67,000)
Awards forfeited	(140,598)	(100,982)
Awards outstanding at December 31, 2020	488,789	228,318
Per share price on grant date	$4.27	—

As of December 31, 2020, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.3 years, was approximately $1.5 million.

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

Orion U.S. Markets Division

The USM segment sells commercial lighting systems and energy management systems to contractors and ESCOs.

Corporate and Other

Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2020	2019	2020	2019
Segments:
Orion Engineered Systems	$36,669	$27,275	$4,820	$3,174
Orion Distribution Services	3,934	3,634	193	(206)
Orion U.S. Markets	3,648	3,340	731	578
Corporate and Other	—	—	(1,279)	(1,108)
	$44,251	$34,249	$4,465	$2,438

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Segments:
Orion Engineered Systems	$57,395	$104,369	$4,634	$15,861
Orion Distribution Services	16,063	11,191	1,957	(691)
Orion U.S. Markets	7,885	9,389	1,128	1,750
Corporate and Other	—	—	(3,430)	(3,445)
	$81,343	$124,949	$4,289	$13,475

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

Overview

We provide state-of-the-art light emitting diode ("LED") lighting, wireless Internet of Things (“IoT”) enabled control solutions, and energy project management. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting, and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.

Our lighting products consist primarily of LED lighting fixtures, many of which include IoT enabled control systems. Our principal customers include large national account end-users, federal and state government facilities, large regional account end-users, electrical distributors, electrical contractors and energy service companies ("ESCOs"). Currently, most of our products are manufactured at our leased production facility located in Manitowoc, Wisconsin, although as the LED and related IoT market continues to evolve, we are increasingly sourcing products and components from third parties in order to provide versatility in our product development.

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

Impact of COVID-19 and Fiscal 2021 Outlook

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business has been adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our prior fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the third quarter of fiscal 2021, we experienced a rebound in business, with a full quarter of project installations for our largest customer, as well installations for a new large specialty retail customer, and no significant COVID-19 impacts. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic.

As a deemed essential business, we provide products and services to ensure energy and lighting infrastructure and we therefore have continued to operate throughout the pandemic. We have implemented a number of safety protocols, including limiting travel and restricting access to our facilities along with monitoring processes, physical distancing, physical barriers, enhanced cleaning procedures and requiring face coverings.

As part of our response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020 we implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain restrictions have begun to initially lessen in certain jurisdictions during fiscal 2021, stay-at-home, face mask or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Certain areas of the country have seen spikes of COVID-19 cases (including in and around our headquarters in Manitowoc, Wisconsin and our office in Jacksonville, Florida), which could result in renewed restrictions and lockdown orders. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. In addition, we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if the agreements or a substantial volume of purchase orders under the agreements are delayed or terminated as a result of COVID-19. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on our business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced our revenue and profitability in the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, or if another significant natural disaster or pandemic were to occur in the future, our operations in areas impacted by such events could experience further adverse financial impacts due to market changes and other resulting events and circumstances.

In addition to managing the adverse financial impact of the COVID-19 pandemic, our ability to achieve our desired revenue growth and profitability goals depends on our ability to effectively execute on the following key strategic initiatives:

•	Executing and marketing our turnkey LED retrofit capabilities to large national account customers.
•	Continue our product innovation.
•	Leverage our smart lighting systems to support internet of things applications.
•	Develop our maintenance service offerings.

•	Support the success of our ESCO and distribution sales channels.

We also may identify and pursue strategic acquisition candidates that would help support these initiatives.

Managing Impacts of Tariffs and Trade Policies

The United States government has been implementing various monetary, regulatory, and trade importation restraints, penalties, and tariffs. Certain sourced finished products and certain of the components used in our products have been impacted by tariffs imposed on China imports. Our efforts to mitigate the impact of added costs resulting from these government actions include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. If we are unable to successfully mitigate the impacts of these tariffs and other trade policies, our results of operations may be adversely affected. We believe that these mitigation activities will assist to offset added costs, and we currently believe that such tariffs will have a limited adverse financial effect on our results of operations. Any future policy changes that may be implemented could have a positive or negative consequence on our financial performance depending on how the changes would influence many factors, including business and consumer sentiment.

Major Developments in Fiscal 2021

During fiscal 2021, we executed multiple contract extensions for a major national account customer with our state-of-the-art LED lighting systems and wireless IoT enabled control solutions at locations nationwide. This single national account customer represented 74.1% of our total revenue in fiscal 2020 and was the primary driver for our growth over the prior year period. During March 2020, this customer suspended our installations at a significant number of locations that were scheduled for installation during our fiscal 2020 fourth quarter and our fiscal 2021 first quarter. These installations resumed during the second quarter of fiscal 2021 and continued through the third quarter of fiscal 2021.

We also completed several initial retrofit projects at facilities for a major global logistics company. This customer is expected to be a significant source of revenue as we move forward, although these installations are likely to occur more slowly than we had originally anticipated. We expect to work with the customer on a project-by-project basis, versus larger-scale multi-site commitments, which limits visibility on the timing of future revenue contributions. We also have been selected to work with another major logistics company that is also expected to be a significant source of revenue in the future.

Additionally, we added a large specialty retail customer and are providing turnkey LED lighting retrofit solutions for a number of its stores. This project is expected to generate product and service revenue of at least $8 million during the second half fiscal 2021. We expect to retrofit additional stores for this customer in fiscal 2022.

As of December 31, 2020 and March 31, 2020, Orion had a full valuation allowance recorded against its deferred tax assets. We will continue to evaluate the valuation allowance by considering changing facts and circumstances and may adjust our valuation allowance accordingly. Given our current earnings and potential future earnings, it is reasonably possible we will reverse a portion of our existing valuation allowance in the future.

Results of Operations - Three Months Ended December 31, 2020 versus Three Months Ended December 31, 2019

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended December 31,
	2020	2019		2020	2019
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$31,929	$25,867	23.4%	72.2%	75.5%
Service revenue	12,322	8,382	47.0%	27.8%	24.5%
Total revenue	44,251	34,249	29.2%	100.0%	100.0%
Cost of product revenue	23,203	19,075	21.6%	52.4%	55.7%
Cost of service revenue	10,042	6,900	45.5%	22.7%	20.1%
Total cost of revenue	33,245	25,975	28.0%	75.1%	75.8%
Gross profit	11,006	8,274	33.0%	24.9%	24.2%
General and administrative expenses	3,030	2,662	13.8%	6.8%	7.8%
Sales and marketing expenses	3,120	2,735	14.1%	7.1%	8.0%
Research and development expenses	391	439	(10.9)%	0.9%	1.3%
Income from operations	4,465	2,438	83.1%	10.1%	7.1%
Other income	12	2	500.0%	0.0%	0.0%
Interest expense	(1)	(38)	(97.4)%	(0.0)%	(0.1)%
Amortization of debt issue costs	(20)	(61)	(67.2)%	(0.0)%	(0.2)%
Loss on debt extinguishment	(90)	—	100.0%	(0.4)%	—
Interest income	—	2	(100.0)%	0.0%	0.0%
Income before income tax	4,366	2,343	86.3%	9.9%	6.8%
Income tax expense	51	39	30.8%	0.1%	0.1%
Net income	$4,315	$2,304	87.3%	9.8%	6.7%

Revenue. Product revenue increased 23.4%, or $6.1 million, for the third quarter of fiscal 2021 versus the third quarter of fiscal 2020. Service revenue increased 47.0%, or $3.9 million, for the third quarter of fiscal 2021 versus the third quarter of fiscal 2020. The increase in product and service revenue was primarily due to an increase of installations from our existing large national retail customer and a new large specialty retail customer. Sales to these two customers accounted for 65.1% and 11.1% of total revenue, respectively, in the third quarter of fiscal 2021.

Cost of Revenue and Gross Profit. Cost of product revenue increased 21.6%, or $4.1 million, in the third quarter of fiscal 2021 versus the third quarter of fiscal 2020 due to the increase in our sales. Cost of service revenue increased 45.5%, or $3.1 million, in the third quarter of fiscal 2021 versus the third quarter of fiscal 2020 due to the significant increase in sales. Gross profit percentage increased from 24.2% of revenue in the third quarter of fiscal 2020 to 24.9% in the third quarter of fiscal 2021, due primarily to an improvement in product margin on customer sales mix, partially offset by increased service revenues which have lower margins.

Operating Expenses

General and Administrative. General and administrative expenses increased 13.8%, or $0.4 million, in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. This comparative increase was primarily due to the timing of accruals for bonus expense and an increase in professional services costs.

Sales and Marketing. Sales and marketing expenses increased 14.1%, or $0.4 million, in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. This comparative increase was primarily due to an increase in commission expense on higher sales, as well as start-up costs for our new business line, Orion Maintenance Services.

Research and Development. Research and development expenses decreased 10.9%, or $48 thousand, in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. This comparative decrease was primarily due to the timing of research and development costs.

Interest Expense. Interest expense in the third quarter of fiscal 2021 decreased by 97.4%, or $37 thousand, from the third quarter of fiscal 2020. The decrease in interest expense was primarily due to comparatively lower sales of receivables than in the prior year period.

Loss on Debt Extinguishment. Loss on debt extinguishment in the third quarter of fiscal 2021 related to the write-off of fees incurred with respect to our prior credit facility, which was recognized upon execution of our new credit facility during the third quarter of fiscal 2021.

Orion Engineered Systems Division

Our OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OES segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
Revenues	$36,669	$27,275	34.4%
Operating income	$4,820	$3,174	51.9%
Operating margin	13.1%	11.6%

OES segment revenue in the third quarter of fiscal 2021 increased $9.4 million from the third quarter of fiscal 2020 due primarily to a comparative increase in installations for our existing large national retail customer and installations for a new large specialty retail customer which led to higher operating income in this segment.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
Revenues	$3,934	$3,634	8.3%
Operating income (loss)	$193	$(206)	NM*
Operating margin	4.9%	(5.7)%
*	NM - Not Meaningful

ODS segment revenue in the third quarter of fiscal 2021 increased 8.3%, or $0.3 million, compared to the third quarter of fiscal 2020, due to an increase in volume through the channel which led to a corresponding increase in operating income in this segment based on operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
Revenues	$3,648	$3,340	9.2%
Operating income	$731	$578	26.5%
Operating margin	20.0%	17.3%

USM segment revenue in the third quarter of fiscal 2021 increased 9.2%, or $0.3 million, compared to the third quarter of fiscal 2020, primarily due to improved engagement in this channel, resulting in a corresponding increase in operating income.

Results of Operations - Nine months Ended December 31, 2020 versus Nine months Ended December 31, 2019

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Nine Months Ended December 31,
	2020	2019		2020	2019
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$61,890	$93,778	(34.0)%	76.1%	75.1%
Service revenue	19,453	31,171	(37.6)%	23.9%	24.9%
Total revenue	81,343	124,949	(34.9)%	100.0%	100.0%
Cost of product revenue	44,834	68,778	(34.8)%	55.1%	55.0%
Cost of service revenue	15,605	24,823	(37.1)%	19.2%	19.9%
Total cost of revenue	60,439	93,601	(35.4)%	74.3%	74.9%
Gross profit	20,904	31,348	(33.3)%	25.7%	25.1%
General and administrative expenses	8,079	8,274	(2.4)%	9.9%	6.6%
Sales and marketing expenses	7,306	8,359	(12.6)%	9.0%	6.7%
Research and development expenses	1,230	1,240	(0.8)%	1.5%	1.0%
Income from operations	4,289	13,475	(68.2)%	5.3%	10.8%
Other income	56	22	154.5%	0.1%	0.0%
Interest expense	(51)	(261)	(80.5)%	(0.1)%	(0.2)%
Amortization of debt issue costs	(142)	(182)	(22.0)%	(0.2)%	(0.1)%
Loss on debt extinguishment	(90)	—	100.0%	(0.2)%	—
Interest income	—	5	(100.0)%	0.0%	0.0%
Income before income tax	4,062	13,059	(68.9)%	5.0%	10.5%
Income tax expense	52	66	(21.2)%	0.1%	0.1%
Net Income	$4,010	$12,993	(69.1)%	4.9%	10.4%

Revenue. Product revenue decreased 34.0%, or $31.9 million, for the first nine months of fiscal 2021 versus the first nine months of fiscal 2020. Service revenue decreased 37.6%, or $11.7 million, for the first nine months of fiscal 2021 versus the first nine months of fiscal 2020. The decrease in product and service revenue was primarily due to multiple projects put on hold during the first half of fiscal 2021 as a result of COVID-19, including the projects for one large national account customer which represented 77.3% of revenue in the first nine months of fiscal 2020, and 55.7% of revenue in the first nine months of fiscal 2021. The project installations for this large national account customer resumed during the second quarter of fiscal 2021.

Cost of Revenue and Gross Profit. Cost of product revenue decreased 55.1%, or $23.9 million, in the first nine months of fiscal 2021 versus the first nine months of fiscal 2020 due to the significant decrease in our sales. Cost of service revenue decreased 37.1%, or $9.2 million, in the first nine months of fiscal 2021 versus the first nine months of fiscal 2020 due to the decrease in sales. Gross profit percentage increased from 25.1% of revenue in the first nine months of fiscal 2020 to 25.7% in fiscal 2021, due primarily to cost management and a change in customer sales mix.

Operating Expenses

General and Administrative. General and administrative expenses decreased 2.4%, or $0.2 million, in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020, primarily due to lower employment and travel costs in response to the COVID-19 pandemic.

Sales and Marketing. Sales and marketing expenses decreased 12.6%, or $1.1 million, in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. This comparative decrease was primarily due to a decrease in commission expense on lower sales and lower travel costs in response to the COVID-19 pandemic, partially offset by start-up costs for our new business line, Orion Maintenance Services.

Research and Development. Research and development expenses in the first nine months of fiscal 2021 remained relatively flat compared to the first nine months of fiscal 2020.

Interest Expense. Interest expense in the first nine months of fiscal 2021 decreased by 80.5%, or $0.2 million, from the first nine months of fiscal 2020. The decrease in interest expense was primarily due to lower borrowing on our revolving credit facility and lower sales of receivables in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020.

Loss on debt extinguishment. Loss on debt extinguishment in the first nine months of fiscal 2021 related to the write-off of fees incurred with respect to our prior credit facility, upon execution of our new credit facility.

Orion Engineered Systems Division

The following table summarizes our OES segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
Revenues	$57,395	$104,369	(45.0)%
Operating income	$4,634	$15,861	(70.8)%
Operating margin	8.1%	15.2%

OES segment revenue in the first nine months of fiscal 2021 decreased $47.0 million from the first nine months of fiscal 2020 due to multiple projects put on hold as a result of COVID-19, including the projects for one large national account customer that represented 77.3% of total revenue in the first nine months fiscal 2020, and 55.7% of revenue in the first nine months of fiscal 2021. The project installations for this customer resumed during the second quarter of fiscal 2021. This sales decrease led to a corresponding decrease in operating income in this segment.

Orion Distribution Services Division

The following table summarizes our ODS segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
Revenues	$16,063	$11,191	43.5%
Operating income (loss)	1,957	(691)	NM*
Operating margin	12.2%	(6.2)%
*	NM - Not Meaningful

ODS segment revenue in the first nine months of fiscal 2021 increased 43.5%, or $4.9 million, compared to the first nine months of fiscal 2020, primarily due to sales to one customer who represented 6.8% of first nine months fiscal 2021 total revenue. This sales increase led to a corresponding increase in operating income in this segment based on operating leverage.

Orion U.S. Markets Division

The following table summarizes our USM segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
Revenues	$7,885	$9,389	(16.0)%
Operating income	$1,128	$1,750	(35.5)%
Operating margin	14.3%	18.6%

USM segment revenue in the first nine months of fiscal 2021 decreased 16.0%, or $1.5 million, from the first nine months of fiscal 2020, primarily due to the impact of COVID-19, and resulted in a corresponding decrease in operating income in this segment based on operating leverage.

Liquidity and Capital Resources

Overview

We had approximately $12.3 million in cash and cash equivalents as of December 31, 2020, compared to $28.8 million at March 31, 2020. Our cash position decreased primarily as a result of net payments of $10.1 million to reduce the principal balance of our prior credit agreement and the use of cash from operating activities of $5.6 million.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended December 31,
	2020	2019
Operating activities	$(5,644)	$14,275
Investing activities	(701)	(655)
Financing activities	(10,127)	(8,587)
(Decrease) increase in cash and cash equivalents	$(16,472)	$5,033

Cash Flows Related to Operating Activities. Cash (used in) provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first nine months of fiscal 2021 was $5.6 million and consisted of our net income adjusted for non-cash expense items of $6.2 million and net cash used in changes in operating assets and liabilities of $11.8 million. Cash used by operating assets and liabilities consisted primarily of an increase in accounts receivable of $13.2 million due to higher sales and the timing of collections, and an increase in inventory of $4.2 million on anticipated fourth quarter sales. Cash provided by changes in operating assets and liabilities consisted primarily of an increase in accrued expenses and other of $6.6 million due to timing of billing for completed projects.

Cash provided by operating activities for the first nine months of fiscal 2020 was $14.3 million and consisted of our net income adjusted for non-cash expense items of $15.1 million and net cash used by changes in operating assets and liabilities of $0.8 million. Cash used by changes in operating assets and liabilities consisted primarily of a decrease of $2.9 million in accounts payable, and a decrease in accrued expenses and other of $1.3 million due to the timing of payments. Cash provided by changes in operating assets and liabilities consisted primarily of a decrease of $2.9 million in revenue earned but not billed and a decrease in inventories of $1.0 million.

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.7 million in the first nine months of fiscal 2021 consisted primarily of purchases of tooling and equipment.

Cash used in investing activities of $0.7 million in the first nine months of fiscal 2020 consisted of purchases of tooling and equipment.

Cash Flows Related to Financing Activities. Cash used in financing activities of $10.1 million in the first nine months of fiscal 2021 consisted primarily of net repayments of $10.0 million on our Prior Credit Agreement.

Cash used in financing activities was $8.6 million for the first nine months of fiscal 2020. This use of cash consisted primarily of net repayments of $8.4 million on our Credit Facility.

Working Capital

Our net working capital as of December 31, 2020 was 23.3 million, consisting of $56.7 million in current assets and $33.4 million in current liabilities. Our net working capital as of March 31, 2020 was $27.8 million, consisting of $55.0 million in current assets and $27.2 in current liabilities. Our current accounts receivable, net balance increased by $13.3 million from the fiscal 2020 year-end primarily due to higher sales and the timing of customer collections. Our inventories, net increased from the fiscal 2020 year-end by $4.0 million due primarily to anticipated project installations for a large national account customer and new large specialty retail customer. Our accrued expenses increased from our fiscal 2020 year-end by $6.7 million due primarily to an increase in accrued project costs.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivable, inventory and payables may increase to the extent our revenue and order levels increase.

Indebtedness

Revolving Credit Agreement

On December 29, 2020, we entered into a new Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”). The Credit Agreement replaced our existing $20.15 million secured revolving credit and security agreement dated as of October 26, 2018, as amended, with Western Alliance Bank, National Association, as lender (the “Prior Credit Agreement”).

The replacement of the Prior Credit Agreement with the Credit Agreement provides us with increased financing capacity and liquidity to fund our operations and implement our strategic plans.

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2020, the borrowing base supports the full availability of the Credit Facility. As of December 31, 2020, no amounts were borrowed under the Credit Facility.

The Credit Agreement is secured by a first lien security interest in substantially all of our assets.

Borrowings under the Credit Agreement are permitted in the form of LIBOR or prime rate-based loans and generally bear interest at floating rates plus an applicable margin determined by reference to our availability under the Credit Agreement. Among other fees, we are required to pay an annual facility fee of $15,000 and fee of 25 basis points on the unused portion of the Credit Facility.

The Credit Agreement includes a springing minimum fixed cost coverage ratio of 1.0 to 1.0 when excess availability under the Credit Facility falls below the greater of $3.0 million or 15% of the committed facility. Currently, the required springing minimum fixed cost coverage ratio is not required.

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

We did not incur any early termination fees in connection with the termination of the Prior Credit Agreement, but did recognize a loss on debt extinguishment of $0.1 million on the write-off of unamortized debt issue costs related to the Prior Credit Agreement. Also, due to the timing of the banking transition, we had $0.3 million of cash which was restricted for covering obligations on our outstanding credit card balances. The Prior Credit Agreement was scheduled to mature on October 26, 2021.

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.7 million and $0.6 million for the nine month periods ended December 31, 2020, and 2019, respectively. Due to the uncertainty of the COVID-19 impact on our business, we do not have a committed capital expenditure plan for fiscal 2021; however, we expect to finance current year capital expenditures primarily through our existing cash, equipment-secured loans and leases, to the extent needed, long-term debt financing, or by using our available capacity under our Credit Agreement.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $21.8 million and $19.2 million as of December 31, 2020 and March 31, 2020, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic may extend this time period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been, and we do not expect them to be, materially affected by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2020. For the three months ended December 31, 2020, there were no material changes in our accounting policies.

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

As of December 31, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the three months ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2

Executive Employment and Severance Agreement, effective as of October 19, 2020, between Orion Energy Systems, Inc. and J. Per Brodin, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 15, 2020, is hereby incorporated by reference.

10.3

Loan and Security Agreement, dated as of December 29, 2020, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 5, 2021, is hereby incorporated by reference.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2021.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)