Form 10-K
period 2021-03-31
ORION ENERGY SYSTEMS, INC.
filed 2021-06-01
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $189,240,242.

As of May 21, 2021, there were 30,806,390 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on August 5, 2021 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

ORION ENERGY SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2021

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that are based on Orion Energy Systems, Inc.'s ("Orion", "we", "us", "our" and similar references) beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A. of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

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

•	our ability to successfully launch, manage and maintain our refocused business strategy to successfully bring to market new and innovative product and service offerings;
•	our recent and continued reliance on significant revenue to be generated in fiscal 2022 from the lighting and controls retrofit projects for two major global logistics companies;
•	our dependence on a limited number of key customers, and the potential consequences of the loss of one or more key customers or suppliers, including key contacts at such customers;
•	our ability to identify and successfully complete transactions with suitable acquisition candidates in the future as part of our growth strategy;
•	the availability of additional debt financing and/or equity capital to pursue our evolving strategy and sustain our growth initiatives;
•	our risk of potential loss related to single or focused exposure within the current customer base and product offerings;
•	our ability to sustain our profitability and positive cash flows;
•	our ability to differentiate our products in a highly competitive and converging market, expand our customer base and gain market share;
•	our ability to manage and mitigate downward pressure on the average selling prices of our products as a result of competitive pressures in the light emitting diode ("LED") market;
•	our ability to manage our inventory and avoid inventory obsolescence in a rapidly evolving LED market;
•	our increasing reliance on third parties for the manufacture and development of products, product components, as well as the provision of certain services;
•

our increasing emphasis on selling more of our products through third party distributors and sales agents, including our ability to attract and retain effective third party distributors and sales agents to execute our sales model;

•	our ability to develop and participate in new product and technology offerings or applications in a cost effective and timely manner;
•	our ability to maintain safe and secure information technology systems;
•	our failure to comply with the covenants in our credit agreement;

•	our ability to recruit, hire and retain talented individuals in all disciplines of our company;
•	our ability to balance customer demand and production capacity;
•	our ability to maintain an effective system of internal control over financial reporting;
•	price fluctuations (including as a result of tariffs), shortages or interruptions of component supplies and raw materials used to manufacture our products;
•	our ability to defend our patent portfolio and license technology from third parties;
•	a reduction in the price of electricity;
•

the reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies;

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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, project engineering, design energy project management and maintenance services. We help our customers achieve energy savings with healthy, safe and sustainable solutions that enable them to reduce their carbon footprint and digitize their business. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior LED lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting, and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.

Our principal customers include large national account end-users, electrical distributors, electrical contractors and energy service companies (“ESCOS”). Currently, a significant amount of our products are manufactured at our leased production facility located in Manitowoc, Wisconsin, although as the LED and related IoT market continues to evolve, we are increasingly sourcing products and components from third parties in order to diversify our product offerings.

We have experienced recent success offering our comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration.

Our lighting products consist primarily of LED lighting fixtures, many of which include IoT enabled control systems provided by third parties. We believe the market for LED lighting products continues to grow. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by other lighting technologies.

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

Our fiscal year ends on March 31. We refer to our current fiscal year which ended on March 31, 2021 as "fiscal 2021". We refer to our most recently completed fiscal year, which ended on March 31, 2020, as “fiscal 2020”, and our prior fiscal year which ended on March 31, 2019 as "fiscal 2019". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31, and our fiscal fourth quarter ends on March 31.

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

Our Market Opportunity

We provide enterprise-grade LED lighting and energy management project solutions. We are primarily focused on providing commercial and industrial facilities lighting retrofit solutions in North America using solid-state LED technology. We believe the market for lighting products has shifted to LED lighting systems and continues to grow. We believe that LED lighting technology allows for better optical performance, significantly reduced maintenance costs due to performance longevity and reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by other technologies.

Our products deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. We estimate that our energy management systems reduce our customers’ legacy lighting-related electricity costs by approximately 50% or greater, while maintaining their quantity of light after the reduced wattage and improving overall lighting quality when replacing traditional fixtures. Our customers with legacy lighting systems typically realize a one to four-year payback period, and most often 18 – 24 months, from electricity cost savings generated by our lighting systems without considering utility incentives or government subsidies. Energy-efficient lighting systems are cost-effective and environmentally responsible solutions allowing end users to reduce operating expenses and their carbon footprint.

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

Our Solution

Value Proposition. We estimate our LED lighting systems generally reduce lighting-related electricity usage and costs by approximately 50% or greater, compared to legacy fixtures, while retaining the quantity of light, improving overall lighting quality and helping customers reduce their carbon footprint.

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

Environmental Benefits. By allowing for the permanent reduction of electricity consumption, we believe our energy management systems significantly reduce indirect CO2 emissions that are a negative by-product of energy generation.

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

Comprehensive Project Management. We offer our customers a single source solution whereby we manage and are responsible for an entire retrofit lighting project, from initial site surveys and energy audits through to installation and controls integration. Our ability to offer such comprehensive turnkey project management services, coupled with best-in-class customer service, allows us to deliver energy reductions and cost savings to our customers in timely, orderly and planned multi-facility rollouts nationwide. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities. These turnkey services were the principal reason we achieved significant revenue growth in fiscal 2020 as we executed on our commitment to retrofit multiple locations for a major national account customer. This roll-out resumed in the second half of fiscal 2021 after a suspension in the first half of fiscal 2021 related to the COVID-19 pandemic response. Our success in the national account market segment centers on our turnkey design, engineering, manufacturing and project management capabilities, which represent a very clear competitive advantage for us among large enterprises seeking to benefit from the illumination benefits and energy savings of LED lighting across locations nationwide. Few LED lighting providers are organized to serve every step of a custom retrofit project in a comprehensive, non-disruptive and timely fashion, from custom fixture design and initial site surveys to final installations. Incrementally, we are also able to help customers deploy state-of-the-art control systems that provide even greater long-term value from their lighting system investments.

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

Expanded Sales and Distribution Network. In addition to selling directly to national accounts, electrical contractors and ESCOs, we sell our lighting products and services to electrical distributors through a North American network of independent lighting agencies. As of the end of fiscal 2021, we had 29 independent lighting agencies representing us in substantially all of North America. We intend to continue to selectively evaluate our sales network in the future, with a focus on geographic regions where we do not currently have a strong sales presence.

Impact of COVID-19 in Fiscal 2021

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business was adversely impacted by measures taken by customers, suppliers, government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our prior fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the third quarter of fiscal 2021, we experienced a rebound in business. Project installations resumed for our largest customer and we started installations for a new large specialty retail customer. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic.

As part of our response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020 we implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain restrictions began to initially lessen in certain jurisdictions during the second half of fiscal 2021, stay-at-home, face mask or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. In addition, we have needed to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if our customer agreements or a substantial volume of purchase orders under our customer agreements are delayed or terminated as a result of COVID-19. It is not possible to predict the overall impact the COVID-19 pandemic will have on our business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced our revenue and profitability in the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, our results of operation would likely be materially adversely affected.

Our Growth Strategies

In fiscal 2021, we continued to successfully capitalize on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, including being awarded large additional projects for a major national account. To build on this success, we are evolving our business strategy to further leverage this unique capability, while making targeted additions to the scope and nature of our products and services to enhance the value we can provide to our customers. In particular, we are working to develop recurring revenue streams, including lighting and electrical maintenance services, with an emphasis on utilizing control sensor technology to collect data and assist customers in the digitization of this data, along with other potential services. We also plan to expand our “smart-building” and “connected ceiling” IoT capabilities, along with related software and control technology products and services offerings. While we intend to pursue these expansion strategies organically, we also are actively exploring potential acquisitions that could accelerate our progress. Our ability to achieve our desired revenue and profitability goals depends on our ability to manage the adverse impact of COVID-19 and effectively execute on the following key strategic initiatives.

Focus on executing and marketing our turnkey LED retrofit capabilities to large national account customers. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities starting with energy audits and site assessments that lead to custom engineering and manufacturing through to fully managed installations. These attributes coupled with our superior customer service, high quality designs and expedited delivery responsiveness resulted in our contract to retrofit multiple locations for a single national account in fiscal 2020 that continued into fiscal 2021.

Continue Product Innovation. We continue to innovate, developing lighting fixtures and features that address specific customer requirements, while also working to maintain a leadership position in energy efficiency, smart product design and installation benefits. For interior building applications, we recently expanded our product line to include a family of ceiling air movement solutions, some of which incorporate LED lighting and others which utilize ultraviolet C light waves to kill viruses, bacteria and germs. We also continue to deepen our capabilities in the integration of smart lighting controls. Our goal is to provide state-of-the-art lighting products with modular plug-and-play designs to enable lighting system customization from basic controls to advanced IoT capabilities.

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

Develop Maintenance Service Offerings. We believe we can leverage our construction management process expertise to develop a high-quality, quick-response, multi-location maintenance service offering. Our experience with large national customers and our large installed base of fixtures position us well to extend a maintenance offering to historical customers, as well as to new customers. Development of this recurring revenue stream is making progress and we believe there is significant market opportunity.

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

Currently, most of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although as the LED market continues to evolve, we also source products and components from third parties in order to have versatility in our product development. We are focused on researching, developing and/or acquiring new innovative LED products and technologies for the retrofit markets. We plan to focus our efforts on developing creative new LED retrofit products in order to offer our customers a variety of integrated energy management services, such as system design, project management and installation.

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

Our Customers

We primarily target commercial, institutional and industrial customers who have warehousing, retail, manufacturing, and office facilities. In fiscal 2021, one customer accounted for 56.0% of our total revenue. In fiscal 2020, that same customer accounted for 74.1% of our total revenue, and in fiscal 2019, this same customer accounted for 20.7% of our total revenue. We expect that we will continue to experience significant customer concentration in fiscal 2022, particularly as we focus on large multi-location retrofit programs. While we continue to seek to diversify our customer base by expanding our reach to national accounts, ESCOs and the agent driven distribution channel, we expect to continue to derive a significant percentage of our revenue from contracts with one or a few customers. These contracts are entered into in the ordinary course of business and provide that we will deliver products and services on a work order or purchase order basis and any purchase order may be terminated prior to shipment. These contracts generally do not guarantee that the customer will buy our products or services.

The amount and concentration of our revenues with one or more customer may fluctuate on a year to year or quarter to quarter basis depending on the number of purchase orders issued by our customers. The loss of a significant customer or the termination of a material volume of purchase orders (or the underlying agreements) could have a material adverse effect on our results of operations.

Sales and Marketing

We sell our products in one of three ways: (i) directly through our relationships with our national account partners; (ii) indirectly through independent sales agencies and broadline North American distributors; and (iii) through ESCOs. Our ODS segment focuses on developing and expanding customer relationships with independent manufacturer’s sales agents and broadline distributors. As of the end of fiscal 2021 we had 29 independent lighting agencies representing us in substantially all of North America expanding our reach with broadline distributors. We attempt to leverage the customer relationships of these distributors to further extend the geographic scope of our selling efforts. We work cooperatively with our indirect channels through participation in national trade organizations and by providing training on our sales methodologies.

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

There are a number of lighting fixture manufacturers that sell LED and HIF products that compete with our lighting product lines. Lighting companies such as Acuity Brands, Inc., Energy Focus, Inc., Signify Co., Cree, Inc., LSI Industries, Inc., Cooper Lighting Solutions, GE Current, a Daintree Company, and Hubbell Incorporated are some of our main competitors within the commercial office, retail and industrial markets. We are also facing increased competition from manufacturers in low-cost countries.

We also face competition from companies who provide energy management services. Some of these competitors, such as Ameresco, Inc., Johnson Controls International and Honeywell International, provide basic systems and controls designed to further energy efficiency.

Intellectual Property

As of March 31, 2021, we had been issued over 100 United States patents and have applied for a number of additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF and LED fixtures. Our patented LDRTM product allows for a significantly quicker installation when compared to competitor's commercial office lighting products. Our smart lighting controls allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.

We believe that our patent portfolio as a whole is material to our business. We also believe that our patents covering our ability to manage the thermal and optical performance of our lighting products are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Our backlog as of March 31, 2021 and March 31, 2020 totaled $15.5 million and $18.6 million, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic extended this time period.

Manufacturing and Distribution

We lease an approximately 266,000 square foot primary manufacturing and distribution facility located in Manitowoc, Wisconsin, where most of our products are manufactured. We utilize both solar and wind power to support the energy requirements for our manufacturing facility, allowing us to reduce our carbon footprint.

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

Human Capital

As of March 31, 2021, we had approximately 213 full-time employees. We also employ temporary employees in our manufacturing facility as demand requires, at times up to 130 temporary employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike due to employee relations.

We are an employee centric organization, maintaining a safe and respectful environment that provides opportunity for our employees.

We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry.

We are committed to hiring, developing and supporting a diverse and inclusive workplace. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We will not tolerate discrimination or harassment in any form. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination.

During fiscal 2021, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees and our customers. These protocols include limiting travel, restricting access to our facilities along with monitoring processes, physical distancing, physical barriers, enhanced cleaning procedures, and requiring face coverings. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including most of our professional workforce working remotely. We expanded paid time-off for employees impacted by COVID-19 and provided increased pay for certain employees involved in critical infrastructure who could not work remotely. We expect to continue such safety and wellness measures for the foreseeable future and may take further actions, or adapt these existing policies, as government authorities may require or recommend or as we may determine to be in the best interest of our employees, clients, vendors and shareholders.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted immediately following this summary. Some of these risks are summarized below:

•	Our business has been, and could again in the future be, negatively impacted by the Coronavirus (“COVID-19”) pandemic.
•	Our ability to achieve our desired revenue and profitability goals depends on our ability to effectively and timely execute on our key strategic initiatives.
•	Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply.
•	Adverse conditions in the global economy have negatively impacted, and could in the future negatively impact, our customers, suppliers and business.
•	As we evolve our business strategy to increase our focus on new product and service offerings, the nature of our business may be significantly changed, or transformed.
•	We do not have major sources of recurring revenue and the loss of any significant customers or a major customer would likely materially adversely affect us.
•	Our evolving business strategy includes actively exploring potential acquisitions, which involves substantial risks.
•	Government tariffs and other actions may adversely affect our business.
•	The success of our LED lighting retrofit solutions depends, in part, on our ability to claim market share away from our competitors.
•	We increasingly rely on third-party manufacturers for the manufacture and development of our products and product components.
•	Our continued emphasis on indirect distribution channels to sell our products and services to supplement our direct distribution channels has had limited success to date.
•

The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies could cause the growth in demand for our products to slow.

•	Our ability to balance customer demand and production capacity and increased difficulty in obtaining permanent employee staffing could negatively impact our business.

Risks Related to Our Business

Operational Risks

Our business has been, and could again in the future be, negatively impacted by the COVID-19 pandemic.

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets in the United States and globally. Our business has been adversely impacted by measures taken by customers, suppliers, government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our prior fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the third quarter of fiscal 2021, we experienced a rebound in business, with a full quarter of project installations for our largest customer, as well as installations for a new large specialty retail customer, and no significant COVlD-19 impacts. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic.

As part of our response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020, we implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain COVID-19 related restrictions began to initially lessen in certain jurisdictions during the second half of fiscal 2021, stay-at-home, face mask or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Certain areas of the country have seen spikes of COVID-19 cases (including in and around our headquarters in Manitowoc, Wisconsin and our office in Jacksonville, Florida), which could result in renewed restrictions and lockdown orders. Some of our customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These COVID-19 related modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. In addition, we have needed to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if our customer agreements or a substantial volume of purchase orders under our customer agreements are delayed or terminated as a result of COVID-19. It is not possible to predict the overall impact the COVID-19 pandemic will have on our business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced our revenue and profitability in the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, or if another significant natural disaster or pandemic were to occur in the future, our results of operation would likely be materially adversely affected. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of this Annual Report on Form 10-K, any of which could have a material effect on our financial condition, results of operations and cash flows.

Our ability to achieve our desired revenue and profitability goals depends on our ability to effectively and timely execute on our key strategic initiatives.

Our ability to achieve our desired revenue and profitability goals depends on how effectively and timely we execute on our following key strategic initiatives:

•	executing and marketing our turnkey LED retrofit capabilities to large national account customers;
•	continuing our product innovation;
•	leveraging our smart lighting systems to support IoT applications;
•	developing our maintenance service offerings; and
•	supporting the success of our ESCO and distribution sales channels.

We also may identify and pursue strategic acquisition candidates that would help support these initiatives. There can be no assurance that we will be able to successfully implement these initiatives or, even if implemented, that they will result in the anticipated benefits to our business.

Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply, including semiconductor chips that have been subject to an ongoing significant shortage. If we are unable to maintain supply sources of our components and raw materials or if our sources fail to satisfy our supply requirements, we may lose sales and experience increased component costs.

We are vulnerable to price increases, as well as transportation and delivery delays, for components and raw materials that we require for our products, including aluminum, copper, certain rare earth minerals, semiconductor chips, power supplies and LED chips and modules. In particular, we utilize semiconductor chips in our LED lighting products and control sensors. Since semiconductor chips have been recently subject to an ongoing significant shortage, our ability to source these important components that use semiconductor chips has been adversely affected. This has resulted in increased component delivery lead times, delays in our product production and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage continues, our production ability and results of operations will be adversely affected. We also source certain finished goods externally.

Limitations inherent within our supply chain of certain of our components, raw materials and finished goods, including competitive, governmental, and legal limitations, natural disasters, and other events, could impact costs and future increases in the costs of these items. For example, the adoption of new tariffs by the new United States administration or by other countries and the ongoing impact of COVID-19 in China could continue to adversely affect our profitability and availability of raw materials and components, as there can be no assurance that future price increases will be successfully passed through to customers or that we will be able to find alternative suppliers. Further, suppliers’ inventories of certain components that our products require may be limited and are subject to acquisition by others. As a result of disruption to our supply chain due to COVID-19, which has caused supplier delivery constraints and concerns over component availability, we have attempted to purchase excess quantities of certain components that are critical to our product manufacturing. We will likely need to continue to follow this practice in the future. As a result, we have had, and may need to continue, to devote additional working capital to support component and raw material inventory purchases that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to account for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any further delays, shortages or interruptions in the supply of our components or raw materials could further disrupt our operations. If any of these events occur, our results of operations, financial condition and cash flows could be materially adversely affected.

The success of our business depends upon market acceptance of our energy management products and services.

Our future success depends upon the continued market acceptance of our energy management products and services and obtaining additional project management retrofit contracts, as well as customer orders for new and expanded products and services to supplement our contract with our current single largest customer. If we are unable to convince current and potential new customers of the advantages of our lighting systems and energy management products and services, or our expanded product and services offerings, then our results of operations, financial condition and cash flows will likely be materially adversely affected. In addition, because the market for energy management products and services, as well as potential new customer uses for our products and services, is rapidly evolving, we may not be able to accurately assess the size of the market, and we may have limited insight into trends that may emerge and affect our business. If the market for our lighting systems and energy management products and services, as well as potential new customer uses for our products and services, does not continue to develop as we anticipate, or if the market does not accept our products or services, then our ability to grow our business could be limited and we may not be able to increase our revenue and our results of operations, financial condition and cash flows will likely be materially adversely affected.

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

We face strong competition, primarily from manufacturers and distributors of energy management products and services, as well as from ESCOs and electrical contractors. We are also facing increased competition from manufacturers in low-cost countries. We compete primarily on the basis of customer relationships, price, quality, energy efficiency, customer service and marketing support. Our products are in direct competition with the expanding availability of LED products, as well as other technologies in the lighting systems retrofit market.

Many of our competitors are better capitalized than we are and have strong customer relationships, greater name recognition, and more extensive engineering, manufacturing, sales and marketing capabilities. In addition, the LED market has seen increased convergence in recent years, resulting in our competition gaining increased market share and resources. Competitors could focus their substantial resources on developing a competing business model or energy management products or services that may be potentially more attractive to customers than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors may also offer energy management products and services at reduced prices in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, or require us to lower our average selling prices in order to remain competitive, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our ability to balance customer demand and production capacity and increased difficulty in obtaining permanent employee staffing could negatively impact our business.

As customer demand for our products changes, we must be able to adjust our production capacity, including increasing or decreasing our employee workforce, to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, our ability to execute our operating plan could be adversely affected

We have recently experienced increased difficulty in hiring sufficient permanent employees to support our production demands. This circumstance has resulted in our increased reliance on temporary employee staffing to support our production operations. Temporary employees can be less reliable and require more ongoing training than permanent employees. These factors can adversely affect our operational efficiencies. This situation has also placed a significant burden on our continuing employees, has resulted in higher recruiting expenses as we have sought to recruit and train additional new permanent employees, and introduced increased instability in our operations to the extent responsibilities are reallocated to new or different employees. To the extent that we are unable to effectively hire a sufficient number of permanent employees, and our reliance on temporary staffing continues to increase, our operations and our ability to execute our operating plan could be adversely affected.

Our inability to attract and retain key employees, our reseller network members or manufacturer representative agencies could adversely affect our operations and our ability to execute on our operating plan and growth strategy.

We rely upon the knowledge, experience and skills of key employees throughout our organization, particularly our senior management team, our sales group that requires technical knowledge or contacts in, and knowledge of, the LED industry, and our innovation and engineering team. In addition, our ability to attract talented new employees, particularly in our sales group and our innovation and engineering team, is also critical to our success. We also depend on our distribution channels and network of manufacturer sales representative agencies. If we are unable to attract and retain key employees, resellers, and manufacturer sales representative agencies because of competition or, in the case of employees, inadequate compensation or other factors, our results of operations and our ability to execute our operating plan could be adversely affected.

If our information technology systems security measures are breached or fail, our products may be perceived as not being secure, customers may curtail or stop buying our products, we may incur significant legal and financial exposure, and our results of operations, financial condition and cash flows could be materially adversely affected.

Our information technology systems involve the storage of our confidential information and trade secrets, as well as our customers’ personal and proprietary information in our equipment, networks and corporate systems. Security breaches expose us to a risk of loss of this information, litigation and increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Security breaches or unauthorized access may result in a combination of significant legal and financial exposure, increased remediation and other costs, theft and/or unauthorized use or publication of our trade secrets and other confidential business information, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect upon our business. While we take steps to prevent unauthorized access to our corporate systems, because the techniques used to obtain unauthorized access, disable or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, the risk of a security breach or disruption, particularly through cyber attacks, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber attacks have become more prevalent and harder to detect and fight against. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Any breach or failure of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Some of our existing information technology systems are in need of enhancement, updating and replacement. If our information technology systems fail, or if we experience an interruption in their operation, then our business, results of operations and financial condition could be materially adversely affected.

The efficient operation of our business is dependent on our information technology systems, some of which are in need of enhancement, updating and replacement. We rely on these systems generally to manage day-to-day operations, manage relationships with our customers, maintain our research and development data, and maintain our financial and accounting records. The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems, or any compromise of the integrity or security of the data we generate from our information technology systems, could have a material adverse affect on our results of operations, disrupt our business and product development and make us unable, or severely limit our ability, to respond to customer demands. In addition, our information technology systems are vulnerable to damage or interruption from:

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our consolidated financial statements or fraud. As of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls for fiscal 2021 were designed and operating effectively. There can be no assurance that we will not experience a material weakness in our internal control over financial reporting in the future. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud, could result in a restatement of our consolidated financial statements, and could also cause a loss of investor confidence and decline in the market price of our common stock.

Financial Risks

Adverse conditions in the global economy have negatively impacted, and could in the future negatively impact, our customers, suppliers and business.

Our operations and financial performance are impacted by worldwide economic conditions. Uncertainty about global economic conditions has contributed to customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors. The occurrence of these circumstances will likely have a material negative effect on demand for our products and services and, accordingly, on our results of operations, financial condition and cash flows. For example, any economic and political uncertainty caused by the United States tariffs imposed on other countries, and any corresponding tariffs from such other countries in response, may negatively impact demand and/or increase the cost for our products and components used in our products.

The new United States administration may pursue a wide range of monetary, regulatory and trade policies, including the continued imposition of the previous United States administration’s tariffs on certain imports. Certain sourced finished products and certain of the components used in our products are impacted by tariffs imposed on China imports. Our efforts to mitigate the impact of added costs resulting from these tariffs include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. If we are unable to successfully mitigate the impacts of these tariffs and other trade policies, our results of operations, financial condition and cash flows may be materially adversely affected.

In addition, global economic and political uncertainty has led many customers to adopt strategies for conserving cash, including limits on capital spending. Our lighting systems are often purchased as capital assets and therefore are subject to our customers’ capital availability. Uncertainty around such availability has led customers to delay their purchase decisions, which has elongated the duration of our sales cycles. Weak economic conditions in the past have adversely affected our customers’ capital budgets, purchasing decisions and facilities managers and, as a result, have adversely affected our results of operations, financial condition and cash flows. The return to a recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries, postponements of incoming orders and reductions in the number and volume of purchase orders received from key customers as a result of reduced capital expenditure budgets. Our business and results of operations will be adversely affected to the extent these adverse economic conditions affect our customers’ purchasing decisions.

We do not have major sources of recurring revenue and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The loss of any significant customers or a major customer would likely have a materially adverse effect on our results of operations, financial condition and cash flows.

We do not have any significant long-term contracts with our customers that provide us with recurring revenue from period to period. We currently generate a substantial portion of our revenue by securing large retrofit and multi-facility roll-out projects from new and existing customers. As a result, our dependence on individual key customers can vary from period to period due to the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 80%, 83% and 48% respectively, of our total revenue for fiscal 2021, 2020 and 2019. In fiscal 2020, one customer accounted for 74.1% of our total revenue compared to 20.7% in fiscal 2019. In fiscal 2021, this customer accounted for 56.0% of our total revenue. We expect that we will continue to experience significant customer concentration in fiscal 2022, although we expect this relative concentration level to diminish during fiscal 2022. The loss of this customer or our failure to satisfy its installation requirements could have a material adverse effect on our results of operations, financial condition and cash flows, as well as on our reputation and our ability to execute our business strategy. We expect large retrofit and rollout projects to continue to remain a significant component of our total revenue.

The multi-location master retrofit agreements we have entered into with several of our key customers (including our current largest customer) generally require that the customer issue individual facility location work orders or purchase orders before we may install our products at that location. These master agreements do not guarantee that our key customers will make individual facility location purchases from us and they also generally allow any individual location purchase order or work order to be terminated prior to shipment. As a result, the relative amount and concentration of our revenues may fluctuate year over year and period over period depending on the number of purchase orders or work orders issued by our key customers, which may fluctuate due to factors such as our customers’ capital expenditure budgets and general economic conditions. The loss of, or substantial reduction in sales to, any of our significant customers, or a major customer, or the termination or delay of a significant volume of purchase orders by one or more key customers, would likely have a material adverse effect on our results of operations, financial condition and cash flows in any given future period.

Our net operating loss carry-forwards provide a future benefit only if we continue to be profitable and may be subject to limitation based upon ownership changes.

We have significant federal net operating loss carry-forwards and state net operating loss carry-forwards. If we are unable to maintain our recent profitability, we may not be able to fully utilize these tax benefits. Furthermore, generally a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry-forwards attributable to the period prior to such change. As a result, our ability to use our net operating loss carry-forwards attributable to the period prior to such ownership change to offset taxable income could be subject to limitations in a particular year, which could potentially result in our increased future tax liability.

Given our current earnings and potential future earnings, as of March 31, 2021, we recorded a valuation allowance release of $20.9 million against our deferred tax assets. This resulted in substantially and disproportionately increasing our reported net income and our earnings per share compared to our operating results. Historical and future comparisons to these amounts are not, and will not be, indicative of actual profitability trends for our business.

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

Until fiscal 2020, we had a history of losses and negative cash flow and we may be unable to sustain our recent profitability and positive cash flows in the future.

Prior to fiscal 2020, we experienced net losses and negative cash flows for the prior five fiscal years. There is no guarantee that we will be able to sustain our recent profitability and positive cash flows in the future. Our inability to successfully sustain our profitability and positive cash flows could materially and adversely affect our ability to pursue our evolving strategy and growth initiatives.

We are subject to financial and operating covenants in our credit agreement and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the credit agreement, resulting in our being unable to borrow under our credit agreement and materially adversely impact our liquidity.

Our credit agreement contains provisions that limit our future borrowing availability and sets forth other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, make investments, pay any dividend or distribution on our stock, redeem, repurchase or retire shares of our stock, or pledge or dispose of assets.

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

Strategic Risks

As we evolve our business strategy to increase our focus on new product and service offerings, including our comprehensive energy management and maintenance services and our IoT, “smart-building,” “connected ceilings” and other related technology, software and controls products and services, the nature of our business may be significantly changed, or transformed, and our results of operations, financial condition and cash flows may be materially adversely affected.

Our future growth and profitability are tied in part to our ability to successfully bring to market new and innovative product and service offerings. We have begun to evolve our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This further expansion of our products and services includes pursuing projects to develop recurring revenue streams, including beginning to offer lighting, electrical, heating and ventilation, and other energy maintenance services to large customers with numerous locations. Our expansion efforts also involve utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We have experienced recent success offering our comprehensive energy project management services to national account customers to retrofit their multiple locations. We also plan to pursue the expansion of our IoT “smart-building” and “connected ceiling” and other related technology, software and controls products and services we offer to our customers. We have invested, and plan to continue to invest, significant time, resources and capital into expanding our offerings in these areas with no expectation that they will provide material revenue in the near term and without any assurance they will succeed or be profitable. In fact, these efforts have reduced our profitability, and will likely continue to do so, at least in the near term. Moreover, as we continue to explore, develop and refine new offerings, we expect that market preferences will continue to evolve, our offerings may not generate sufficient interest by end-user customers and we may be unable to compete effectively with existing or new competitors, generate significant revenues or achieve or maintain acceptable levels of profitability.

If we are successful in introducing new product and services offerings, including expanded energy management and maintenance services and products with new technology, software and controls, the nature of our business may significantly change or be transformed away from being principally lighting products focused. Additionally, our experience providing energy maintenance services and technology, software and controls products and services is limited. If we do not successfully execute our strategy or anticipate the needs of our customers, our credibility as a provider of energy maintenance services and technology, software and controls products could be questioned and our prospects for future revenue growth and profitability may never materialize.

As we expand our product and services offerings to new markets, the overall complexity of our business will likely increase at an accelerated rate and we may become subject to different market dynamics. The new markets into which we are expanding, or may expand, may have different characteristics from the markets in which we have historically competed. These different characteristics may include, among other things, rapidly changing technologies, different supply chains, different competitors and methods of competition, new product development rates, client concentrations and performance and compatibility requirements. Our failure to make the necessary adaptations to our business model to address these different characteristics, complexities and new market dynamics could adversely affect our operating results.

Accordingly, if we fail to successfully launch, manage and maintain our evolving business strategy, our future revenue growth and profitability would likely be limited and our results of operations, financial condition and cash flows would likely be materially adversely affected.

Our evolving business strategy includes actively exploring potential acquisitions, including potential acquisitions that could significantly change, or even transform, the nature of our business. These acquisitions could be unsuccessful or consume significant resources, which could materially adversely affect our results of operations, financial condition and cash flows.

We are actively exploring potential business acquisitions which would more quickly add expanded and different capabilities to our product and services offerings, including potential acquisitions that could significantly change, or even transform, the nature of our business. There can be no assurance that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Similarly, there can be no assurance that any completed acquisitions will be successful. Acquisitions may involve significant cash expenditures, debt incurrence, stock issuances, operating losses and expenses that would otherwise be directed to investments in our existing business and could have a material adverse effect on our financial condition, results of operations and cash flows. To pursue acquisitions and other strategic transactions, we may need to raise additional debt and/or equity capital in the future, which may not be available on acceptable terms, in sufficient amounts or at all. In addition, we may issue new shares of our common stock as consideration in such transactions, which may have a dilutive impact on our existing shareholders and may also result in a reduction in the market price of our shares once those newly issued shares are resold in the market. In addition, acquisitions involve numerous other risks, including:

•	the failure of the acquired business to achieve its revenue or profit forecasts;
•	the business culture of the acquired business may not match well with our culture;
•	our business strategies and focus may change in ways that adversely affect our results of operations;
•	technological and product synergies, economies of scale and cost reductions from the acquisition may not occur as expected;
•	unforeseen expenses, delays or conditions may result from the acquisition, including required regulatory approvals or consents;
•	potential changes may result to our management team and/or board of directors;
•	we may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions or legal consequences;
•	faulty assumptions may be made regarding the macroeconomic environment or the integration process that form a basis for the acquisition;
•	unforeseen difficulties, delays and costs may arise in integrating the acquired business’s operations, processes and systems;
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

Many of these factors will be outside of our control and any one of them could result in increased costs and reduced profitability, decreases in the amount of expected revenues and diversion of our management’s time and attention. They may also delay, decrease or eliminate the realization of some or all of the benefits we anticipate when we enter into the transaction.

Because we have historically only made one acquisition to date, our ability to do so again successfully is unproven. Moreover, our management team has limited experience in, and limited time to dedicate to, pursuing, negotiating or integrating acquisitions. If we do identify suitable candidates, we may not be able to negotiate or consummate such acquisitions on favorable terms or at all. Any acquisitions we complete may not achieve their initially intended results and benefits, and may be viewed negatively by investors and other stakeholders.

We may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, including through the new issuance of our common stock or debt securities as consideration in an acquisition transaction. Such acquisition financing could result in dilution to our current shareholders, a decrease in our earnings and/or adversely affect our financial condition, liquidity or other leverage measures.

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

The success of our business depends upon our adaptation to the quickly changing market conditions in the lighting industry and on market acceptance of our lighting retrofit solutions using LED and control technologies.

The market for lighting products has experienced a significant technology shift to LED lighting systems. In addition, we continue to explore utilizing our system platform as a “connected ceiling” or “smart ceiling”, or a framework or network that can support the installation and integration of other business technology or data information solutions on our lighting platform.

As a result, our future success depends significantly upon the adoption rate of LED products within our primary markets, our ability to participate in this ongoing market trend and our ability to expand into complementary markets. To be an effective participant in the LED market, we must keep up with the evolution of LED and related technologies, which continue to move at a fast pace. We may be unable to successfully develop and market new products or services that keep pace with technological or industry changes, differentiate ourselves from our competition, satisfy changes in customer demands or comply with present or emerging government and industry regulations and technology standards. The development and introduction of new products and services may result in increased warranty expenses and other new product and services introduction expenses. In addition, we will likely continue to incur substantial costs to research and develop new products and services, which will increase our expenses, without guarantee that our new products and services will be commercially viable. We may also spend time and resources to develop and release new products and services only to discover that a competitor has also introduced similar new products and services with superior performance, at a lower price or on better delivery terms. Moreover, if new sources of lighting or lighting-based solutions are developed, our current products and technologies could become less competitive or obsolete, which could result in reduced revenue, reduced earnings or increased losses, and/or inventory and other impairment charges.

Finally, in connection with our historical primary focus on selling our LED products, we expect our results of operations to continue to fluctuate from quarter to quarter to the extent that customers delay purchasing decisions as they evaluate their return on investment from purchasing LED products compared to alternative lighting solutions, the pricing of LED products continues to fall and LED products continue to gain more widespread customer acceptance. Similarly, these circumstances have adversely impacted, and may continue to adversely impact, our product gross margins and our profitability from quarter to quarter.

If we are unable to achieve market acceptance of our lighting retrofit solutions using LED technologies and our system platform as a “connected ceiling” or “smart ceiling” or realize the expected benefits from our focus on promoting new products and services, our results of operations, financial condition and cash flows will likely be materially adversely affected.

The success of our LED lighting retrofit solutions depends, in part, on our ability to claim market share away from our competitors. If we are unable to expand our customer base and increase sales in our targeted markets, our results of operations, financial condition and cash flows will likely be materially adversely affected.

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

We utilize manufacturer representative sales agencies that sell our products through distributors. Many of these sales agents and distributors are not exclusive, which means that these sales agents and distributors may sell other third-party products and services in direct competition with us. Since many of our competitors use sales agents and distributors to sell their products and services, competition for such agents and distributors is intense and may adversely affect our product pricing and gross margins. Additionally, due to mismanagement, industry trends, macro-economic developments, or other reasons, our sales agents and distributors may be unable to effectively sell our products at the levels desired or anticipated. In addition, we have historically relied on direct sales to sell our products and services, which were often made in competition with sales agents and distributors. In order to attract and form lasting partnerships with sales agents and distributors, we are attempting to overcome our historical perception as a direct sales competitor. As a result, we may have difficulty attracting and retaining sales agents and distributors and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business.

Our financial performance is dependent on our ability to achieve growth in our average selling price of our products.

The gross margins of our products can vary significantly, with margins ranging from 10% to 50%. While we continue to implement our strategy of transitioning to higher-margin products and reducing the material cost of our products, a change in the total mix of our sales toward lower margin products, a decrease in the margins on our products as a result of competitive pressures driving down the average selling price of our products, lower sales volumes, and promotional programs to increase sales volumes could reduce our profitability and result in a material adverse effect on our results of operations, financial condition and cash flows. Furthermore, the average selling price of our products has been, and may be further, negatively impacted by market over-supply conditions, product feature cannibalization by competitors or component providers, low-cost non-traditional sales methods by new market entrants, and comparison of our retrofit fixture products with replacement lamp equivalents. While we recently implemented a general price increase applicable to many new product orders, there is no assurance that such price increase will be accepted by our customers or succeed in increasing the average selling price of our products. In our highly competitive lighting industry, we must be able to innovate and release new products on a regular basis with features and benefits that generate increases in our average selling price and average gross margin. There can be no assurance we will be successful in achieving these goals.

Legal, Regulatory and Compliance Risks

Government tariffs and other actions may adversely affect our business.

The United States government has been implementing various monetary, regulatory, and trade importation restraints, penalties, and tariffs. Certain sourced finished products and certain of the components used in our products have been impacted by tariffs imposed on China imports. Our efforts to mitigate the impact of added costs resulting from these government actions include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. If we are unable to successfully mitigate the impacts of these tariffs and other trade policies (including any new or different tariffs or policies implemented by the new United States administration), our results of operations may be adversely affected. Any future policy changes that may be implemented by the new United States administration could have a negative consequence on our financial performance.

The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies could cause the growth in demand for our products to slow, which could have a material adverse affect on our results of operations, financial condition and cash flows.

Reductions in (including as a result of any budgetary constraints), or the elimination of, government investment and favorable energy policies designed to accelerate the adoption of LED lighting could result in decreased demand for our products and adversely affect our results of operations, financial condition and cash flows. Further, if our products fail to qualify for any financial incentives or rebates provided by governmental agencies or utilities for which our competitors’ products qualify, such programs may diminish or eliminate our ability to compete by offering products at lower prices than ours.

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

Actual and perceived changes in governmental budget priorities as a result of the new United States administration, and future potential government shutdowns, could adversely affect our results of operations, financial condition and cash flows. Certain government agencies purchase certain products and services directly from us. When the government changes budget priorities, such as in times of war, financial crisis, or a changed administration, or reallocates spending to areas unrelated to our business, our results of operations, financial condition and cash flows can be negatively impacted. For example, demand and payment for our products and services may be affected by public sector budgetary cycles, funding authorizations or rebates. Funding reductions or delays, including delays caused by political gridlock, and future potential government shutdowns, could negatively impact demand and payment for our products and services. If any of these events occur, our results of operations, financial condition and cash flows could be materially adversely affected.

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

In addition, third parties may bring infringement and other claims that could be time-consuming and expensive to defend. Also, parties making infringement and other claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products, services or business methods and could cause us to pay substantial damages. In the event of a successful claim of infringement against us, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all. It is possible that our intellectual property rights may not be valid or that we may infringe upon existing or future proprietary rights of others. Any successful infringement claims could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products, services and business methods and require us to redesign or, in the case of trademark claims, re-brand our company or products, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Risks Related to Our Common Stock

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

The trading market for our common stock will continue to depend, in part, on the research reports that securities or industry analysts publish about us and our peer group companies. If these analysts do not continue to provide adequate research coverage or if one or more of the analysts who covers us downgrades our stock, lowers our stock’s price target or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

The price of our common stock has been, and may continue to be, volatile.

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The trading price of our common stock has ranged from $3.22 to $11.67 per share during the period from April 1, 2020 to March 31, 2021. The market price of our common stock could be impacted due to a variety of factors, including:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;
•	actual or anticipated changes in the growth rate of the general LED lighting industry, our growth rates or our competitors’ growth rates;
•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate the severe economic downturn resulting from the COVID-19 pandemic;
•	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors and social media activity affecting companies such as GameStop Corp.;
•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•	interest rate or currency exchange rate fluctuations;
•	our ability to forecast or report accurate financial results; and
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In the event any of the foregoing occur, the market price of our common stock could be highly volatile and may materially decline

The market price of our common stock could be adversely affected by future sales of our common stock in the public market by us or our executive officers and directors.

We and our executive officers and directors may from time to time sell shares of our common stock in the public market or otherwise. On February 18, 2021, we reported that Michael W. Altschaefl, our Chief Executive Officer and Board Chair, and Scott A. Green, our Chief Operating Officer and Executive Vice President, had each adopted separate prearranged trading plans for a specified number of their shares of our common stock, in accordance with guidelines specified by Rule 10b5-1 under the Exchange Act and our policies regarding transactions by insiders in our common stock. We cannot predict the size or the effect, if any, that future sales of shares of our common stock by us or our executive officers and directors, or the perception of such sales, will have on the market price of our common stock.

We are not currently paying dividends on our common stock and will likely continue not paying dividends for the foreseeable future.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the continued development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing revolving credit agreement restrict the payment of cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions and other factors that our board of directors deems relevant. The restrictions on, and decision not to, pay dividends on our common stock may impact our ability to attract certain investors and raise funds, if necessary, in the capital markets.

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

A change of control of our company may be discouraged, delayed or prevented by certain provisions of the Wisconsin Business Corporation Law. These provisions generally restrict a broad range of business combinations between a Wisconsin corporation and a shareholder owning 15% or more of our outstanding common stock. These and other provisions in our amended and restated articles of incorporation, including our staggered board of directors and our ability to issue “blank check” preferred stock, as well as the provisions of our amended and restated bylaws and Wisconsin law, could make it more difficult for shareholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including to delay or impede a merger, tender offer or proxy contest involving our company or result in a lower price per share paid to our shareholders.

Each currently outstanding share of our common stock includes, and each newly issued share of our common stock will include, a common share purchase right. These rights are attached to, and trade with, the shares of our common stock and generally are not currently exercisable. These rights will become exercisable if a person or group acquires, or announces an intention to acquire, 20% or more of our outstanding common stock. These rights have some anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution. These rights could have the effect of delaying, deferring or preventing a change of control or result in a lower price per share paid to our shareholders.

In addition, our employment arrangements with senior management provide for severance payments and accelerated vesting of benefits, including accelerated vesting of stock options and restricted stock awards, upon a change of control and a subsequent qualifying termination (other than for our Chief Executive Officer). These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby adversely affecting the market price of our common stock. These provisions may also discourage or prevent a change of control or result in a lower price per share paid to our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our approximately 266,000 square foot manufacturing and distribution facility located in Manitowoc, Wisconsin. On January 31, 2020, we entered a new lease for the facility with a ten-year term, and an option to terminate after six years.

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

Shareholders

As of May 21, 2021, there were approximately 159 record holders of the 30,806,390 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under our 2004 Stock and Incentive Awards Incentive Plan, and our 2016 Omnibus Incentive Plan as of March 31, 2021.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuances Under the 2016 Omnibus Incentive Plan Plans (1)
Equity Compensation plans approved by security holders	665,957	$2.74	1,578,445
Equity Compensation plans not approved by security holders	—	—	—
Total	665,957	$2.74	1,578,445

(1)	Excludes shares reflected in the column titled “Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares”.

Issuer Purchase of Equity Securities

We did not purchase shares of our common stock during the fiscal year ended March 31, 2021.

Unregistered Sales of Securities

We did not make any unregistered sales of our common stock during the year ended March 31, 2021 that were not previously disclosed in a Quarterly Report on Form 10-Q or a current report on Form 8-K during such period.

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

	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$87,664	$113,352	$56,261	$55,595	$66,224
Service revenue	29,176	37,489	9,493	4,705	3,987
Total revenue	116,840	150,841	65,754	60,300	70,211
Cost of product revenue (1)(2)	63,233	83,588	44,111	41,415	49,630
Cost of service revenue (1) (3)	23,483	30,130	7,091	4,213	3,244
Total cost of revenue	86,716	113,718	51,202	45,628	52,874
Gross profit	30,124	37,123	14,552	14,672	17,337
General and administrative expenses (1)(4)	11,262	11,184	10,231	13,159	14,777
Impairment of assets (5)	—	—	—	710	250
Sales and marketing expenses (1) (6)	10,341	11,113	9,104	11,879	12,833
Research and development expenses (1) (7)	1,685	1,716	1,374	1,905	2,004
Income (loss) from operations	6,836	13,110	(6,157)	(12,981)	(12,527)
Other income	56	28	80	248	215
Interest expense	(127)	(279)	(493)	(333)	(163)
Amortization of debt issue costs	(157)	(243)	(101)	(92)	(110)
Loss on debt extinguishment	(90)	—	—	—	—
Dividend and interest income	—	5	11	15	36
Income (loss) before income tax	6,518	12,621	(6,660)	(13,143)	(12,549)
Income tax (benefit) expense (8)	(19,616)	159	14	(15)	(261)
Net income (loss)	$26,134	$12,462	$(6,674)	$(13,128)	$(12,288)
Net income (loss) per share attributable to common shareholders:
Basic (8)	$0.85	$0.41	$(0.23)	$(0.46)	$(0.44)
Diluted (8)	$0.83	$0.40	$(0.23)	$(0.46)	$(0.44)
Weighted-average shares outstanding:
Basic	30,635	30,105	29,430	28,784	28,156
Diluted	31,304	30,965	29,430	28,784	28,156

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:
	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017
	(in thousands)
Cost of product revenue	$4	$3	$2	$12	$30
Cost of service revenue	—	(1)	3	—	—
General and administrative expenses	716	576	764	929	1,337
Sales and marketing expenses	29	38	54	155	139
Research and development expenses	4	2	2	6	99
Total stock-based compensation expense	$753	$618	$825	$1,102	$1,605

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

(6)	Fiscal 2020 includes expenses of $0.2 million related to restructuring. Fiscal 2018 includes expenses of $0.2 million related to restructuring.
(7)	Fiscal 2018 includes expenses of $0.1 million related to restructuring.
(8)	Fiscal 2021 includes tax benefit of $20.9 million related to the release of the valuation allowance on deferred tax assets.

	As of March 31,
	2021	2020	2019	2018	2017
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$19,393	$28,751	$8,729	$9,424	$17,307
Total assets	92,821	72,563	56,021	45,325	62,051
Long term borrowings	35	10,063	9,283	4,013	6,819
Shareholder notes receivable	—	—	—	—	(4)
Total shareholders’ equity	58,074	31,035	17,970	23,424	35,450

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2021. See also “Forward-Looking Statements” and Item 1A “Risk Factors”.

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, project engineering, design energy project management and maintenance services. We help our customers achieve energy savings with healthy, safe and sustainable solutions that enable them to reduce their carbon footprint and digitize their business. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior LED lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting, and industrial applications, although we do sell and install products into other markets. Virtually all of our sales occur within North America.

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

In fiscal 2021, we successfully capitalized on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, as we continued a very large project for a major national account. As a result of this success, we have begun to evolve our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This further expansion of our products and services includes pursuing projects to develop recurring revenue streams, including providing lighting and electrical maintenance services and utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We also plan to pursue the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers. We currently plan on investing significant time, resources and capital into expanding our offerings in these areas with no expectation that they will result in us realizing material revenue in the near term and without any assurance they will succeed or be profitable. In fact, it is likely that these efforts will reduce our profitability, at least in the near term as we invest resources and incur expenses to develop these offerings. While we intend to pursue these expansion strategies organically, we also are actively exploring potential business acquisitions which would more quickly add these types of expanded and different capabilities to our product and services offerings. It is possible that one or more of such potential acquisitions, if successfully completed, could significantly change, and potentially transform, the nature and extent of our business.

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

Our fiscal year ends on March 31. We refer to our just completed fiscal year, which ended on March 31, 2021, as "fiscal 2021", and our prior fiscal years which ended on March 31, 2020 and March 31, 2019 as "fiscal 2020" and “fiscal 2019”, respectively. Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

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

Impact of COVID-19 and Fiscal 2022 Outlook

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business was adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our prior fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the second half of fiscal 2021, we experienced a rebound in business. Project installations for our largest customer recommenced, as well installations for a new large specialty retail customer began, with no further significant COVID-19 impacts. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic, including supply chain disruption for certain components.

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

As part of our response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020 we implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain restrictions began to initially lessen in certain jurisdictions during fiscal 2021, stay-at-home, face mask or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. In addition, we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if our customer agreements or a substantial volume of purchase orders under our customer agreements are delayed or terminated as a result of COVID-19. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on our business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced our revenue and profitability in the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, our operations in areas impacted by such events could experience further material adverse financial impacts due to market changes and other resulting events and circumstances.

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

Focus on executing and marketing our turnkey LED retrofit capabilities to large national account customers. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities. These turnkey services were the principal reason we achieved significant recent revenue growth as we executed on our commitment to retrofit multiple locations for a major national account customer. Our success in the national account market segment centers on our turnkey design, engineering, manufacturing and project management capabilities, which represent a very clear competitive advantage for us among large enterprises seeking to benefit from the illumination benefits and energy savings of LED lighting across locations nationwide. We believe one of our competitive advantages is that we are organized to serve every step of a custom retrofit project in a comprehensive, non-disruptive and timely fashion, from custom fixture design and initial site surveys to final installations. We are also able to help customers deploy state-of-the-art control systems that provide even greater long-term value from their lighting system investments.

Looking forward, we are focused on continuing to successfully execute on existing national account opportunities while also actively pursuing new national account opportunities that leverage our customized, comprehensive turnkey project solutions, and expanding our addressable market with high-quality, basic lighting systems to meet the needs of value-oriented customer segments served by our other market channels. Given our compelling value proposition, capabilities and focus on customer service, we are optimistic about our business prospects and working to build sales momentum with existing and new customers.

Continued Product Innovation. We continue to innovate, developing lighting fixtures and features that address specific customer requirements, while also working to maintain a leadership position in energy efficiency, smart product design and installation benefits. For interior building applications, we recently expanded our product line to include a family of ceiling air movement solutions, some of which incorporate LED lighting and others which utilize ultraviolet C light waves to kill viruses, bacteria and germs. We also continue to deepen our capabilities in the integration of smart lighting controls. Our goal is to provide state-of-the-art lighting products with modular plug-and-play designs to enable lighting system customization from basic controls to advanced IoT capabilities.

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

Develop Maintenance Service Offerings. We believe we can leverage our construction management process expertise to develop a high-quality, quick-response, multi-location maintenance service offering. Our experience with large national customers and our large installed base of fixtures position us well to extend a maintenance offering to historical customers, as well as to new customers. Development of this recurring revenue stream is making progress and we believe there is significant market opportunity.

Support success of our ESCO and agent-driven distribution sales channels. We continue to focus on building our relationships and product and sales support for our ESCO and agent driven distribution channels. These efforts include an array of product and sales training efforts as well as the development of new products to cater to the unique needs of these sales channels.

Major Developments in Fiscal 2021

During fiscal years 2021 and 2020, we executed on a series of master contracts for a major national account customer with our state-of-the-art LED lighting systems and wireless IoT enabled control solutions at locations nationwide. This single national account customer represented 56.0% of our total revenue in fiscal 2021 and 74.1% of our total revenue in fiscal 2020. During March 2020, due to the COVID-19 pandemic, this customer temporarily suspended our installations at a significant number of locations that were scheduled for installation during our fiscal 2020 fourth quarter and our fiscal 2021 first quarter. These originally scheduled installations resumed during the second quarter of fiscal 2021 and continued through the second half of fiscal 2021.

Additionally, we added a large specialty retail customer and are providing turnkey LED lighting retrofit solutions for a number of its stores. This project generated product and service revenue of $8.1 million during the second half fiscal 2021. We expect to retrofit additional stores for this customer in fiscal 2022.

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

Given our current earnings and potential future earnings, as of March 31, 2021, we recorded a net valuation allowance release of $20.9 million against our deferred tax assets. This resulted in substantially and disproportionately increasing our reported net income and our earnings per share compared to our operating results. Historical and future comparisons to these amounts are not, and will not be, indicative of actual profitability trends for our business.

Results of Operations: Fiscal 2021 versus Fiscal 2020

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2021	2020		2021	2020
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$87,664	$113,352	(22.7)%	75.0%	75.1%
Service revenue	29,176	37,489	(22.2)%	25.0%	24.9%
Total revenue	116,840	150,841	(22.5)%	100.0%	100.0%
Cost of product revenue	63,233	83,588	(24.4)%	54.1%	55.4%
Cost of service revenue	23,483	30,130	(22.1)%	20.1%	20.0%
Total cost of revenue	86,716	113,718	(23.7)%	74.2%	75.4%
Gross profit	30,124	37,123	(18.9)%	25.8%	24.6%
General and administrative expenses	11,262	11,184	0.7%	9.6%	7.4%
Sales and marketing expenses	10,341	11,113	(6.9)%	8.9%	7.4%
Research and development expenses	1,685	1,716	(1.8)%	1.4%	1.1%
Income from operations	6,836	13,110	(47.9)%	5.9%	8.7%
Other income	56	28	100.0%	0.0%	0.0%
Interest expense	(127)	(279)	54.5%	(0.1)%	(0.2)%
Amortization of debt issue costs	(157)	(243)	35.4%	(0.1)%	(0.2)%
Loss on debt extinguishment	(90)	—	NM	(0.1)%	—
Interest income	—	5	(100.0)%	—	0.0%
Income before income tax	6,518	12,621	(48.4)%	5.6%	8.4%
Income tax (benefit) expense	(19,616)	159	NM	-16.8%	0.1%
Net income	$26,134	$12,462	109.7%	22.4%	8.3%
*	NM = Not Meaningful

Revenue. Product revenue decreased by 22.7%, or $25.7 million, for fiscal 2021 versus fiscal 2020. Service revenue decreased by 22.2%, or $8.3 million, for fiscal 2021 versus fiscal 2020. The decrease in product and service revenue was primarily due to multiple projects put on hold during the first half of fiscal 2021 as a result of COVID-19, including the projects for one large national account customer which represented 56.0% of revenue in fiscal 2021, and 74.1% of revenue in fiscal 2020. The project installations for this large national account customer resumed during the second quarter of fiscal 2021. Total revenue decreased by 22.5%, or $34.0 million, due to the items discussed above.

Cost of Revenue and Gross Margin. Cost of product revenue decreased by 24.4%, or $20.4 million, in fiscal 2021 versus the comparable period in fiscal 2020. Cost of service revenue decreased by 22.1%, or $6.6 million, in fiscal 2021 versus fiscal 2020. The decrease in product and service costs was primarily due to the decrease in revenue. Gross margin increased from 24.6% of revenue in fiscal 2020 to 25.8% in fiscal 2021, due primarily to cost management and a change in customer sales mix.

Operating Expenses

General and Administrative. General and administrative expenses increased 0.7%, or $0.1 million, in fiscal 2021 compared to fiscal 2020, primarily due to a decrease in travel as a result of COVID-19 restrictions, offset by an increase in services and insurance costs.

Sales and Marketing. Our sales and marketing expenses decreased 6.9%, or $0.8 million, in fiscal 2021 compared to fiscal 2020. The decrease year over year was primarily due to a decrease in commission expense on lower sales and a decrease in travel, both a result of COVID-19 restrictions.

Research and Development. Research and development expenses decreased by 1.8%, or $31 thousand in fiscal 2021 compared to fiscal 2020 primarily due to lower travel costs due to COVID-19 restrictions, partially offset by an increase in site testing.

Interest Expense. Interest expense in fiscal 2021 decreased by 54.5%, or $0.2 million, from fiscal 2020. The decrease in interest expense was due to fewer sales of receivables.

Loss on Debt Extinguishment. Loss on debt extinguishment in fiscal 2021 related to the write-off of fees incurred with respect to our prior credit facility, which was recognized upon execution of our new credit facility during the third quarter of fiscal 2021.

Income Taxes. In fiscal 2021, we recognized a tax benefit of $19.6 million. The benefit was driven by the release of the valuation allowance on a significant portion of our deferred tax assets. This resulted in substantially and disproportionately increasing our reported net income and our earnings per share compared to our operating results. Historical and future comparisons to these amounts are not, and will not be, indicative of actual profitability trends for our business.

Results of Operations: Fiscal 2020 versus Fiscal 2019

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2020	2019		2020	2019
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$113,352	$56,261	101.5%	75.1%	85.6%
Service revenue	37,489	9,493	294.9%	24.9%	14.4%
Total revenue	150,841	65,754	129.4%	100.0%	100.0%
Cost of product revenue	83,588	44,111	89.5%	55.4%	67.1%
Cost of service revenue	30,130	7,091	324.9%	20.0%	10.8%
Total cost of revenue	113,718	51,202	122.1%	75.4%	77.9%
Gross profit	37,123	14,552	155.1%	24.6%	22.1%
General and administrative expenses	11,184	10,231	9.3%	7.4%	15.6%
Sales and marketing expenses	11,113	9,104	22.1%	7.4%	13.8%
Research and development expenses	1,716	1,374	24.9%	1.1%	2.1%
Income (loss) from operations	13,110	(6,157)	NM	8.7%	(9.4)%
Other income	28	80	(65.0)%	0.0%	0.1%
Interest expense	(279)	(493)	43.4%	(0.2)%	(0.7)%
Amortization of debt issue costs	(243)	(101)	(140.6)%	(0.2)%	(0.2)%
Interest income	5	11	(54.5)%	0.0%	0.0%
Income (loss) before income tax	12,621	(6,660)	NM	8.4%	(10.1)%
Income tax expense	159	14	1035.7%	0.1%	0.0%
Net income (loss)	$12,462	$(6,674)	NM	8.3%	(10.1)%
*	NM = Not Meaningful

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

The following table summarizes our OES segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Revenues	$84,243	$122,744	$30,925
Operating income (loss)	$7,472	$16,164	$(1,237)
Operating margin	8.9%	13.2%	(4.0)%

Fiscal 2021 Compared to Fiscal 2020

OES segment revenue decreased in fiscal 2021 by 31.4%, or $38.5 million, compared to fiscal 2020, due to multiple projects put on hold as a result of COVID-19, including the projects to one large national account customer that represented 56.0% in fiscal 2021 and 74.1% of total revenue in fiscal 2020. The project installations for this customer resumed during the second quarter of fiscal 2021. This sales decrease led to a corresponding decrease in operating income in this segment.

Fiscal 2020 Compared to Fiscal 2019

OES revenue increased in fiscal 2020 by 296.9%, or $91.8 million, compared to fiscal 2019 almost exclusively as the result of a major retrofit project for multiple locations for one of our national account customers. This sales increase led to a corresponding increase in operating income in this segment from a net loss position in fiscal 2019.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Revenues	$21,122	$15,087	$24,173
Operating income (loss)	$2,430	$(852)	$(1,742)
Operating margin	11.5%	(5.6)%	(7.2)%

Fiscal 2021 Compared to Fiscal 2020

ODS segment revenue in fiscal 2021 increased 40.0%, or $6.0 million, compared to fiscal 2020, primarily due to sales to one customer who represented 5.9% of fiscal 2021 total consolidated revenue. This sales increase led to a corresponding increase in operating income in this segment based on operating leverage.

Fiscal 2020 Compared to Fiscal 2019

ODS revenue decreased in fiscal 2020 by 37.6%, or $9.1 million, compared to fiscal 2019, primarily due to a decrease in sales volume through our distribution channel. ODS operating loss in fiscal 2020 improved to $(0.9) million. The decrease in segment operating loss was primarily due to lower operating costs on lower employment expenses and commissions.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Revenues	$11,476	$13,010	$10,656
Operating income	$1,683	$2,447	$1,132
Operating margin	14.7%	18.8%	10.6%

Fiscal 2021 Compared to Fiscal 2020

USM segment revenue in fiscal 2021 decreased 11.8%, or $1.5 million, from fiscal 2020, primarily due to the impact of COVID-19, and resulted in a corresponding decrease in operating income in this segment based on operating leverage.

Fiscal 2020 Compared to Fiscal 2019

USM revenue increased in fiscal 2020 by 22.1%, or $2.4 million, compared to fiscal 2019, primarily due to an increase in sales volume as a result of our reengagement in the sales channel. This sales increase led to a corresponding increase in operating income in this segment based on operating leverage.

Liquidity and Capital Resources

Overview

We had $19.4 million in cash and cash equivalents as of March 31, 2021, compared to $28.8 million at March 31, 2020. Our cash position decreased primarily as a result of the paydown of our line of credit.

On December 29, 2020, we entered into a new Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”). The Credit Agreement replaced our existing $20.15 million secured revolving credit and security agreement dated as of October 26, 2018, as amended, with Western Alliance Bank, National Association, as lender (the “Prior Credit Agreement”). The replacement of the existing credit agreement with the Credit Agreement provides us with increased financing capacity and liquidity to fund our operations and implement our strategic plans.

As of March 31, 2021, the borrowing base supported the full availability of the Credit Facility. As of March 31, 2021, no amounts were borrowed under the Credit Facility.

Additional information on our Credit Agreement can be found in the “Indebtedness” section located below.

In March 2020, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we currently have the flexibility to publicly offer and sell from time to time up to $100.0 million of debt and/or equity securities. The filing of the shelf registration statement may help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes. The COVID-19 pandemic has had a negative near-term impact on the capital markets and may impact our ability to access this capital.

In March 2021, we entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which we may offer and sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time through or to the Agent, acting as sales agent or principal. No share sales were effected pursuant to the ATM program through March 31, 2021.

We also are exploring various alternative sources of liquidity to help ensure that we will have the best allocation of investing capital to satisfy our working capital needs.

Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost containment, working capital management, capital expenditures. Further, as discussed in the “Risk Factors,” we expect our forecasted cash flows to be materially adversely impacted by the COVID-19 pandemic, the magnitude and period of impact of which is uncertain. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements during the next 12 months based on our current cash flow forecast, there can be no assurance to that effect. If we experience significant liquidity constraints, we may be required to issue equity or debt securities, reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.

Cash Flows

The following table summarizes our cash flows for our fiscal 2021, fiscal 2020 and fiscal 2019:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(in thousands)
Operating activities	$1,729	$20,343	$(5,058)
Investing activities	(946)	(936)	(449)
Financing activities	(10,141)	615	4,812
(Decrease) increase in cash and cash equivalents	$(9,358)	$20,022	$(695)

Cash Flows Related to Operating Activities. Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash provided by operating activities for fiscal 2021 was $1.7 million and consisted of a net income adjusted for non-cash expense items of $9.1 million and net cash used by changes in operating assets and liabilities of $7.4 million. Cash used by changes in operating assets and liabilities consisted primarily of an increase in inventory of $5.3 million due to the release of new product lines and pre-ordering due to supply chain delays as a result of COVID-19, a decrease in accounts payable of $2.6 million due to the timing of payments, an increase in accounts receivable of $2.4 million due to the timing of billing and customer collections, and an increase in Revenue earned but not billed of $2.4 million due to timing on revenue recognition compared to invoicing. Cash provided by changes in operating assets and liabilities included an increase in accrued expenses of $5.8 million due to the timing of project completions and the receipt of invoices.

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

Cash Flows Related to Investing Activities. Cash used in investing activities in fiscal 2021 was $0.9 million and consisted primarily of purchases of property and equipment.

Cash used in investing activities in fiscal 2020 was $0.9 million and consisted primarily of purchases of property and equipment of $0.8 million.

Cash used in investing activities in fiscal 2019 was $0.4 million and consisted primarily of purchases of property and equipment of $0.4 million.

Cash Flows Related to Financing Activities. Cash used in financing activities in fiscal 2021 was $10.1 million. This cash used consisted primarily of a net payment of $10.0 million under our Credit Facility.

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

Working Capital

Our net working capital as of March 31, 2021 was $26.2 million, consisting of $56.5 million in current assets and $30.4 million in current liabilities. Our net working capital as of March 31, 2020 was $27.8 million, consisting of $55.0 million in current assets and $27.2 million in current liabilities. Our Cash and cash equivalents, net balance decreased by $9.4 million from the fiscal 2020 year-end due primarily to the paydown of our line of credit. Our current Accounts receivable, net balance increased by $3.1 million from the fiscal 2020 year-end due to the timing of billing and customer collections. Our Revenue earned but not billed balance increased by $2.4 million from the fiscal 2020 year-end due to the timing of billing. Our Inventories, net increased $5.0 million from the fiscal 2020 year-end due to the release of new product lines and pre-purchases of components for our products to help mitigate the impact of the COVID-19 pandemic on our supply chain.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Because of recent supply chain challenges, we have been making additional incremental inventory purchases. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase. In addition, in order to provide quality and timely service under our multi-location master retrofit agreements we are required to make substantial working capital expenditures and advance inventory purchases, including purchases to support the provision of products and services to our largest customer.

Indebtedness

Revolving Credit Agreement

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2021, the borrowing base supports the full availability of the Credit Facility. As of March 31, 2021, no amounts were borrowed under the Credit Facility.

The Credit Agreement is secured by a first lien security interest in substantially all of our assets.

Borrowings under the Credit Agreement are permitted in the form of LIBOR or prime rate-based loans and generally bear interest at floating rates plus an applicable margin determined by reference to our availability under the Credit Agreement. Among other fees, we are required to pay an annual facility fee of $15,000 and a fee of 25 basis points on the unused portion of the Credit Facility.

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

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.9 million in fiscal 2021, $0.8 million in fiscal 2020, and $0.5 million in fiscal 2019. Our capital spending plans predominantly consist of investments related to new product development tooling and equipment and information technology systems, exclusive of any capital spending for potential acquisitions. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our Credit Facility.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of March 31, 2021 is set forth in the following table (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Bank debt obligations	$—	$—	$—	$—	$—
Other debt obligations	49	14	31	4	—
Cash interest payments on debt	9	3	5	1	—
Lease obligations	3,739	810	1,566	1,363	—
Purchase order and capital expenditure commitments (1)	13,117	13,117	—	—	—
Total	$16,914	$13,944	$1,602	$1,368	$—

(1)	Reflects non-cancellable purchase commitments primarily for certain inventory items entered into in order to secure better pricing and ensure materials on hand.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been materially affected by inflation. We are monitoring input costs and cannot currently predict the future impact to our operations by inflation.

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

If there are multiple performance obligations in a single contract, the contract’s total transaction price per GAAP is allocated to each individual performance obligation based on their relative standalone selling price. A performance obligation’s standalone selling price is the price at which we would sell such promised good or service separately to a customer. We use an observable price to determine the stand-alone selling price for separate performance obligations or an expected cost-plus margin per GAAP approach when one is not available. The expected cost-plus margin per GAAP approach is used to determine the stand-alone selling price for the installation performance obligation and is based on average historical installation margin.

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

Inventories. Inventories are stated at the lower of cost or net realizable value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence. If the net realizable value, which is based upon the estimated selling price, less estimated costs of completion, disposal, and transportation, falls below cost, then the inventory value is reduced to its net realizable value. Our inventory obsolescence reserves at March 31, 2021 were $1.9 million, or 8.9% of gross inventory, and $2.4 million, or 14.3% of gross inventory, at March 31, 2020.

Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was eleven thousand dollars, or 0.1% of gross receivables, at March 31, 2021 and twenty-eight thousand dollars, or 0.3% of gross receivables, at March 31, 2020.

Recoverability of Long-Lived Assets. We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being utilized, or a significant change, delay or departure in our strategy for that asset, or a significant change in the macroeconomic environment, such as the impact of the COVID-19 pandemic. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, forecasted revenue, margin costs and the economic life of the asset. If impairment is indicated, we first determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized.

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

We performed a qualitative assessment in conjunction with our annual impairment test of our indefinite lived intangible assets as of January 1, 2021. This qualitative assessment considered our operating results for the first nine months of fiscal 2021 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2022 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

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

Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2020 and 2019 we have recorded a full valuation allowance against our net federal and net state deferred tax assets due to our cumulative three-year taxable losses. During fiscal 2021, we reduced our valuation allowance on the basis of our reassessment of the amount of our deferred tax assets that are more likely than not to be realized. In making these determinations, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.

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

As of March 31, 2021, we had net operating loss carryforwards of approximately $69.4 million for federal tax purposes, $61.8 million for state tax purposes, and $0.8 million for foreign tax purposes. As of the prior fiscal year, this amount is inclusive of the entire loss carryforward on the filed returns.

We also had federal tax credit carryforwards of $1.3 million and state tax credit carryforwards of $0.8 million, which are partially reserved for as part of our valuation allowance. Of these tax attributes, $8.4 million of the federal and state net operating loss carryforwards are not subject to time restrictions on use but may only be used to offset 80% of future adjusted taxable income. The $123.6 million net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2022 and 2040.

We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2021, the balance of gross unrecognized tax benefits was approximately $0.3 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.

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

Inflation. Our results from operations have not been materially affected by inflation. We are monitoring input costs and cannot currently predict the future impact to our operations by inflation.

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

As of March 31, 2021, we had no outstanding debt with floating interest rates.

Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. A hypothetical 20% increase in aluminum prices would have had a negative impact of $0.6 million on our net income in fiscal 2021. We have not experienced any material adverse impacts from commodity price risk due to the COVID-19 pandemic; however, as of the date of this report, we are not able to predict the future impact of COVID-19 on this risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Standalone selling price estimations on turnkey contracts

As described in Note 3 to the consolidated financial statements, the Company generates revenue by selling commercial lighting fixtures and components and by installing these fixtures. For contracts that contain multiple performance obligations, the contract’s transaction price is allocated to the performance obligations based on their relative standalone selling prices.  For turnkey contracts, the standalone selling price for installation service is estimated using an expected cost-plus a margin approach.

We identified the estimation of the standalone selling price of installation service in turnkey contracts as a critical audit matter. Under the expected cost-plus a margin approach, management estimates the cost of services and applies an estimated margin. The margin estimate requires significant management judgment and is based on a variety of factors such as geographical location, quantity and type of product to be removed and/or installed, and average historical installation margins. Auditing this estimate involved subjective and complex auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of internal controls over revenue recognition; specifically, inspecting the Company’s controls over estimation of the margin, including their review of a sample of completed turnkey contracts to compare the actual margins achieved to the estimated margin.

•

Evaluating the reasonableness of assumptions used by management in estimating standalone selling price for installation services by (i) examining a sample of turnkey contracts and assessing the reasonableness of the factors considered including geographical location, product type and historical experience; and (ii) examining the most significant contract on a disaggregated level and comparing management’s assumptions to our independently-developed assumptions and evaluating the reasons for significant differences.

•

Assessing that the estimated margin is applied consistently and calculated accurately by testing the calculation for a sample of turnkey contracts and vouching the historical cost inputs incurred for installation and recycling services and verifying the estimated margin fell within a reasonable range of historical margins

Deferred Tax Asset Valuation Allowance

As described in Note 14 to the Company’s consolidated financial statements, during the year ended March 31, 2021, the Company released approximately $20.9 million of the valuation allowance on a significant portion of its deferred tax assets. In evaluating the realizability of deferred tax assets, the available positive and negative evidence, including projected future taxable income exclusive of reversing temporary differences, history of book losses, tax planning strategies, and results of recent operations, are considered.

We identified the Company’s evaluation of the realizability of deferred tax assets as a critical audit matter. Significant management judgments are required in evaluating and weighing the collective positive and negative evidence that are used to assess the realizability of deferred tax assets, which include various assumptions surrounding projected future taxable income, the rate of continued growth, and forecasted timing of reversal of temporary differences. Auditing these elements involved complex and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of internal controls over income taxes, specifically, inspecting the Company’s controls over the evaluation of the realizability of deferred tax assets and controls over the development and review of the projected future taxable income.

•

Assessing the reasonableness of the Company’s ability to generate future taxable income and utilize the deferred tax assets by evaluating: (i) the forecast of future taxable income , (ii) the rate of continued growth, including performing independent estimates of the expected growth against the Company’s historical performance, and (iii) the timing of future reversal of temporary differences.

•

Utilizing personnel with specialized knowledge and skill in taxes to assist in the evaluation of the Company’s assessment of positive and negative evidence, and whether the estimated future sources of taxable income were sufficient to utilize the deferred tax assets in the relevant time period.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Milwaukee, Wisconsin

June 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Orion Energy Systems, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and our report dated June 1, 2021 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Milwaukee, Wisconsin

June 1, 2021

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,
	2021	2020
Assets
Cash and cash equivalents	$19,393	$28,751
Accounts receivable, net	13,572	10,427
Revenue earned but not billed	2,930	560
Inventories, net	19,554	14,507
Prepaid expenses and other current assets	1,082	723
Total current assets	56,531	54,968
Property and equipment, net	11,369	11,817
Other intangible assets, net	1,952	2,216
Deferred tax assets	19,785	—
Long-term accounts receivable	—	760
Other long-term assets	3,184	2,802
Total assets	$92,821	$72,563
Liabilities and Shareholders’ Equity
Accounts payable	$17,045	$19,834
Accrued expenses and other	13,226	7,228
Deferred revenue, current	87	107
Current maturities of long-term debt	14	35
Total current liabilities	30,372	27,204
Revolving credit facility	—	10,013
Long-term debt, less current maturities	35	50
Deferred revenue, long-term	640	715
Other long-term liabilities	3,700	3,546
Total liabilities	34,747	41,528
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2021 and 2020; no shares issued and outstanding at March 31, 2021 and 2020	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2021 and 2020; shares issued: 40,279,050 and 39,729,569 at March 31, 2021 and 2020; shares outstanding: 30,805,300 and 30,265,997 at March 31, 2021 and 2020	—	—
Additional paid-in capital	157,485	156,503
Treasury stock: 9,473,750 and 9,463,572 common shares at March 31, 2021 and 2020	(36,240)	(36,163)
Retained deficit	(63,171)	(89,305)
Total shareholders’ equity	58,074	31,035
Total liabilities and shareholders’ equity	$92,821	$72,563

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2021	2020	2019
Product revenue	$87,664	$113,352	$56,261
Service revenue	29,176	37,489	9,493
Total revenue	116,840	150,841	65,754
Cost of product revenue	63,233	83,588	44,111
Cost of service revenue	23,483	30,130	7,091
Total cost of revenue	86,716	113,718	51,202
Gross profit	30,124	37,123	14,552
Operating expenses:
General and administrative	11,262	11,184	10,231
Sales and marketing	10,341	11,113	9,104
Research and development	1,685	1,716	1,374
Total operating expenses	23,288	24,013	20,709
Income (loss) from operations	6,836	13,110	(6,157)
Other income (expense):
Other income	56	28	80
Interest expense	(127)	(279)	(493)
Amortization of debt issue costs	(157)	(243)	(101)
Loss on debt extinguishment	(90)	—	—
Interest income	—	5	11
Total other expense	(318)	(489)	(503)
Income (loss) before income tax	6,518	12,621	(6,660)
Income tax (benefit) expense	(19,616)	159	14
Net income (loss)	$26,134	$12,462	$(6,674)
Basic net income (loss) per share attributable to common shareholders	$0.85	$0.41	$(0.23)
Weighted-average common shares outstanding	30,634,553	30,104,552	29,429,540
Diluted net income (loss) per share	$0.83	$0.40	$(0.23)
Weighted-average common shares and share equivalents outstanding	31,303,727	30,964,777	29,429,540

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2018	28,953,183	$155,003	$(36,085)	$(95,494)	$23,424
Shares issued under Employee Stock Purchase Plan	4,642	—	4	—	4
Stock-based compensation	653,394	825	—	—	825
Employee tax withholdings on stock-based compensation	(11,061)	—	(10)	—	(10)
Cumulative effect of accounting change due to adoption of ASC 606	—	—	—	401	401
Net loss	—	—	—	(6,674)	(6,674)
Balance, March 31, 2019	29,600,158	155,828	(36,091)	(101,767)	17,970
Exercise of stock options and warrants for cash	22,362	57	—	—	57
Shares issued under Employee Stock Purchase Plan	2,361	—	7	—	7
Stock-based compensation	669,238	618	—	—	618
Employee tax withholdings on stock-based compensation	(28,122)	—	(79)	—	(79)
Net income	—	—	—	12,462	12,462
Balance, March 31, 2020	30,265,997	156,503	(36,163)	(89,305)	31,035
Exercise of stock options and warrants for cash	99,000	229	—	—	229
Shares issued under Employee Stock Purchase Plan	1,146	—	7	—	7
Stock-based compensation	450,481	753	—	—	753
Employee tax withholdings on stock-based compensation	(11,324)	—	(84)	—	(84)
Net income	—	—	—	26,134	26,134
Balance, March 31, 2021	30,805,300	$157,485	$(36,240)	$(63,171)	$58,074

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2021	2020	2019
Operating activities
Net income (loss)	$26,134	$12,462	$(6,674)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	1,190	1,203	1,339
Amortization of intangible assets	290	359	444
Stock-based compensation	753	618	825
Amortization of debt issue costs	157	243	101
Loss on debt extinguishment	90	—	—
Deferred income tax benefit	(19,860)	—	—
Loss on sale of property and equipment	1	10	—
Provision for inventory reserves	275	205	(202)
Provision for bad debts	—	—	56
Other	106	57	57
Changes in operating assets and liabilities:
Accounts receivable	(2,384)	3,616	(5,840)
Revenue earned but not billed	(2,370)	3,186	(1,390)
Inventories	(5,322)	(1,319)	(4,689)
Prepaid expenses and other assets	(396)	66	68
Accounts payable	(2,637)	(79)	8,916
Accrued expenses and other liabilities	5,797	(192)	1,975
Deferred revenue, current and long-term	(95)	(92)	(44)
Net cash provided by (used in) operating activities	1,729	20,343	(5,058)
Investing activities
Purchase of property and equipment	(902)	(814)	(381)
Additions to patents and licenses	(51)	(131)	(68)
Proceeds from sales of property, plant and equipment	7	9	—
Net cash used in investing activities	(946)	(936)	(449)
Financing activities
Payment of long-term debt	(35)	(92)	(80)
Proceeds from revolving credit facility	8,000	74,100	60,270
Payment of revolving credit facility	(18,013)	(73,289)	(54,976)
Payments to settle employee tax withholdings on stock-based compensation	(84)	(76)	(10)
Debt issue costs	(245)	(91)	(396)
Net proceeds from employee equity exercises	236	63	4
Net cash (used in) provided by financing activities	(10,141)	615	4,812
Net (decrease) increase in cash and cash equivalents	(9,358)	20,022	(695)
Cash and cash equivalents at beginning of period	28,751	8,729	9,424
Cash and cash equivalents at end of period	$19,393	$28,751	$8,729
Supplemental cash flow information:
Cash paid for interest	$(118)	$(254)	$(176)
Cash (paid) received for income taxes	$(175)	$(28)	$12
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property, plant and equipment by issuing a debt	$—	$—	$74
Operating lease assets obtained in exchange for new operating lease liabilities	$355	$2,757	$—

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

NOTE 2 — IMPACT OF COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Orion’s business was adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last month of Orion’s fiscal 2020 year, and continuing most significantly into the second quarter of fiscal 2021. During the second half of fiscal 2021, Orion experienced a rebound in business. Project installations resumed for Orion’s largest customer and started installations for a new large specialty retail customer began, with no further significant COVID-19 impacts. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic.

As an essential business, Orion provides products and services to ensure energy and lighting infrastructure and Orion therefore has continued to operate throughout the pandemic.

As part of Orion’s response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020 Orion implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain restrictions began to initially lessen in certain jurisdictions during fiscal 2021, stay-at-home, face mask or lockdown orders remain in effect in others, with employees asked to work remotely if possible. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to Orion’s business practices, including any future actions Orion takes, may cause Orion to experience reductions in productivity and disruptions to Orion’s business routines. In addition, Orion is required to make substantial working capital expenditures and advance inventory purchases that Orion may not be able to recoup if Orion’s customer agreements or a substantial volume of purchase orders under Orion’s customer agreements are delayed or terminated as a result of COVID-19. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on Orion’s business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced Orion’s revenue and profitability in the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in Orion’s markets or experiences a resurgence in markets recovering from the spread of COVID-19, Orion’s operations in areas impacted by such events could experience further material adverse financial impacts due to market changes and other resulting events and circumstances.

Due to the forecasted change in macroeconomic conditions due to the COVID-19 pandemic, as of March 31, 2020, a triggering event occurred requiring Orion to evaluate its long-lived assets for impairment. Orion performed the Step 1 recoverability test for the asset group, and the asset group was deemed recoverable. See Note 8 – Property and Equipment.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. Orion is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was the period ended March 31, 2020. For the fiscal years ended March 31, 2021, and March 31, 2020, the CARES Act did not have a material impact on Orion’s consolidated financial statements. See Note 14 – Income Taxes.

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

Incentive Plan

Orion’s compensation committee approved an Executive Annual Cash Incentive Program. Based upon the results for the fiscal years ended March 31, 2021, 2020 and 2019, Orion accrued approximately $0.7 million, $0.8 million, and no expense related to this plan, respectively.

Revenue Recognition

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

If there are multiple performance obligations in a single contract, the contract’s total transaction price is allocated to each individual performance obligation based on their relative standalone selling price. A performance obligation’s standalone selling price is the price at which Orion would sell such promised good or service separately to a customer. Orion uses an observable price to determine the stand-alone selling price for separate performance obligations or an expected cost-plus margin approach when one is not available. The expected cost-plus margin approach is used to determine the estimated stand-alone selling price for the installation performance obligation and is based on average historical installation margin.

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

Research and Development

Orion expenses research and development costs as incurred. Amounts are included in the Statement of Operations on the line item Research and development.

Income Taxes

Orion recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2021, Orion decreased its full valuation allowance by $20.9 million against its deferred tax assets on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

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

Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For fiscal 2021, no supplier accounted for more than 10% of total cost of revenue. For fiscal 2020, one supplier accounted for 11.8% of total cost of revenue. For fiscal 2019, no supplier accounted for more than 10% of total cost of revenue.

In fiscal 2021, one customer accounted for 56.0% of revenue. In fiscal 2020, one customer accounted for 74.1% of total revenue. In fiscal 2019, one customer accounted for 20.7% of total revenue.

As of March 31, 2021, three customers accounted for 33.9%, 16.4% and 10.1% of accounts receivable, respectively, and as of March 31, 2020, two customers accounted for 37.3% and 13.0% of accounts receivable, respectively.

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

Recently Adopted Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general rules of Topic 740. The provisions of ASU 2019-12 are effective for Orion in the current period. One provision applicable to Orion and relevant to recently filed financial statements relate to hybrid tax regimes. Hybrid tax regimes are those that impose the greater of two taxes – one based on income or one based on items other than income. The old guidance specified that if there is a tax based on income that is greater than a franchise tax based on capital, only that excess is subject to ASC 740. The new guidance states that an entity should include the amount of tax based on income in the tax provision and include any incremental amount recorded as a tax not based on income. The adoption of this ASU did not have a material impact on Orion’s consolidated financial statements.

NOTE 4 — REVENUE

Revenue Recognition

See Note 3 – Summary of Significant Accounting Policies for a discussion of Orion’s accounting policies related to revenue recognition.

Contract Fulfillment Costs

Costs associated with product sales are accumulated in inventory as the fixtures are manufactured and are transferred to Cost of product revenue at the time revenue is recorded. See Note 6 – Inventories. Costs associated with installation sales are expensed as incurred.

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance. For fiscal year 2021, Product revenue included $2.8 million derived from sales-type leases for light fixtures, $0.1 million derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $0.1 million derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606. All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.

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

See Footnote 18 - Segment Data, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the year ended March 31, 2021 (dollars in thousands):

	Year Ended March 31, 2021			Year Ended March 31, 2020			Year Ended March 31, 2019
	Product	Services	Total	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$696	$965	$1,661	$922	$379	$1,301	$2,579	$642	$3,221
Commercial and industrial	83,963	28,211	112,174	110,742	37,110	147,852	49,963	8,851	58,814
Total lighting	84,659	29,176	113,835	111,664	37,489	149,153	52,542	9,493	62,035
Solar energy related revenues	57	—	57	56	—	56	57	—	57
Total revenues from contracts with customers	84,716	29,176	113,892	111,720	37,489	149,209	52,599	9,493	62,092
Revenue accounted for under other guidance	2,948	—	2,948	1,632	—	1,632	3,662	—	3,662
Total revenue	$87,664	$29,176	$116,840	$113,352	$37,489	$150,841	$56,261	$9,493	$65,754

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

The payments associated with these transactions that are due during the twelve months subsequent to March 31, 2021 are included in Accounts receivable, net in Orion’s Consolidated Balance Sheets. The remaining amounts due that are associated with these transactions are included in Long-term accounts receivable in Orion’s Consolidated Balance Sheets. As of March 31, 2021, there were no such transactions included in Long-term accounts receivable.

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

The total amount received from the sales of these receivables during the twelve months ended March 31, 2021, 2020, and 2019 was $5.1 million, $4.4 million, and $6.9 million, respectively. Orion’s losses on these sales aggregated to $0.1 million, $0.1 million, and $0.3 million for the twelve months ended March 31, 2021, 2020, and 2019, respectively, and are included in Interest expense in the Consolidated Statements of Operations.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion turnkey contracts. Once Orion has an unconditional right to consideration under a turnkey contract, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net. Revenue earned but not billed as of March 31, 2021 and March 31, 2020 includes $0.6 million and $39 thousand, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by the new standards.

Long term accounts receivable as of March 31, 2020, includes $0.6 million of contract assets related to the service portion of the long-term financing agreement provided one customer.

Deferred revenue, current as of March 31, 2021, includes $11 thousand of contract liabilities which represented consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by the new standards.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of March 31, 2021, and March 31, 2020, after the adoption of the new standards (dollars in thousands):

	March 31, 2021	March 31, 2020
Accounts receivable, net	$13,572	$10,427
Contract assets	$2,367	$1,082
Contract liabilities	$11	$31

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

	2021	2020
Accounts receivable, gross	$13,583	$10,455
Allowance for doubtful accounts	(11)	(28)
Accounts receivable, net	$13,572	$10,427

NOTE 6 — INVENTORIES

Inventories consist of raw materials and components, such as drivers, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out (FIFO) method. Orion reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 12 months, expected demand, and other information indicating obsolescence. Orion records, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2021 and 2020, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of March 31, 2021
Raw materials and components	$12,410	$(967)	$11,443
Work in process	758	(356)	402
Finished goods	8,295	(586)	7,709
Total	$21,463	$(1,909)	$19,554
As of March 31, 2020
Raw materials and components	$9,639	$(1,244)	$8,395
Work in process	699	(305)	394
Finished goods	6,598	(880)	5,718
Total	$16,936	$(2,429)	$14,507

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

Property and equipment were comprised of the following (dollars in thousands):

	March 31, 2021	March 31, 2020
Land and land improvements	$433	$433
Buildings and building improvements	9,477	9,470
Furniture, fixtures and office equipment	7,372	7,270
Leasehold improvements	340	324
Equipment leased to customers	4,997	4,997
Plant equipment	12,451	12,021
Construction in progress	135	15
	35,205	34,530
Less: accumulated depreciation and amortization	(23,836)	(22,713)
Net property and equipment	$11,369	$11,817

Depreciation is recognized over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $1.2 million, $1.2 million and $1.3 million for the years ended March 31, 2021, 2020 and 2019, respectively.

Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	10-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers under Power Purchase Agreements	20 years
Plant equipment	3-10 years

No interest was capitalized for construction in progress during fiscal 2021 or fiscal 2020.

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

Orion has leased other assets from third parties, principally office and production equipment. The terms of our other leases vary from contract to contract and expire at various dates in the next five years.

The weighted average discount rate for Orion’s lease obligations as of March 31, 2021 is 5.4%. The weighted average remaining lease term as of March 31, 2021 is 4.6 years.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	March 31, 2021	March 31, 2020
Assets
Operating lease assets	Other long-term assets	$2,585	$2,745
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	647	691
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,642	2,830
Total lease liabilities		$3,289	$3,521

Orion had operating lease costs of $0.9 million for the year ended March 31, 2021. This includes short-term leases and variable lease costs, which are immaterial.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2022	$810
Fiscal 2023	820
Fiscal 2024	746
Fiscal 2025	735
Fiscal 2026	628
Total lease payments	$3,739
Less: Interest	(450)
Present value of lease liabilities	$3,289

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the year ended March 31, 2021 and 2020 (dollars in thousands):

	March 31, 2021	March 31, 2020
Product revenue	$2,758	$1,362
Cost of product revenue	2,512	1,208

The Consolidated Balance Sheet as of March 31, 2021 does not include a net investment in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were transferred to the financing institution prior to the respective balance sheet dates. The Consolidated Balance Sheet as of March 31, 2020 includes an immaterial amount related to the net investment in sales-type leases.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and were not material in the years ended March 31, 2021 and 2020. Orion accounts for these transactions as operating leases.

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

Orion performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets as of January 1, 2021. This qualitative assessment considered Orion’s operating results for the first nine months of fiscal 2021 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2022 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	March 31, 2021			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,796	$(1,875)	$921	$2,766	$(1,700)	$1,066
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	1,011	—	1,011	1,014	—	1,014
Customer relationships	3,600	(3,591)	9	3,600	(3,545)	55
Developed technology	900	(889)	11	900	(819)	81
Total	$8,365	$(6,413)	$1,952	$8,338	$(6,122)	$2,216

As of March 31, 2021, the weighted average useful life of definite life intangible assets was 3.75 years. The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2022	$206
Fiscal 2023	115
Fiscal 2024	111
Fiscal 2025	100
Fiscal 2026	90
Thereafter	319
$941

Amortization expense is set forth in the following table (dollars in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Amortization included in cost of sales:
Patents	$175	$171	$171
Total	$175	$171	$171
Amortization included in operating expenses:
Customer relationships	$47	$86	$133
Developed technology	68	102	135
Non-competition agreements	—	—	5
Total	115	188	273
Total amortization of intangible assets	$290	$359	$444

Orion’s management periodically reviews the carrying value of patent applications and related costs. When a patent application is probable of being unsuccessful or a patent is no longer in use, Orion writes off the remaining carrying value as a charge to general and administrative expense within its Consolidated Statements of Operations. In fiscal years 2021, 2020, and 2019, write-offs were immaterial.

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of March 31, 2021 and March 31, 2020, Accrued expenses and other included the following (dollars in thousands):

	March 31, 2021	March 31, 2020
Compensation and benefits	$2,851	$2,594
Sales tax	1,318	513
Accrued project costs	5,010	1,173
Legal and professional fees	497	312
Warranty	705	708
Sales returns reserve	106	98
Credits due to customers	1,009	932
Other accruals	1,730	898
Total	$13,226	$7,228

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	March 31,
	2021	2020
Beginning of year	$1,069	$657
Accruals	644	863
Warranty claims (net of vendor reimbursements)	(704)	(451)
Ending balance	$1,009	$1,069

NOTE 12 — NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income (loss) per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net income (loss) per common share, Orion uses the treasury stock method for outstanding options and restricted shares. Because of the net loss for the year ended March 31, 2019 potentially dilutive securities would be anti-dilutive, and therefore diluted net income (loss) per common share is the same as basic net income (loss) per common share for the year ended March 31, 2019. Net income (loss) per common share is calculated based upon the following shares:

	Fiscal Year Ended March 31,
	2021	2020	2019
Numerator:
Net income (loss) (dollars in thousands)	$26,134	$12,462	$(6,674)
Denominator:
Weighted-average common shares outstanding	30,634,553	30,104,552	29,429,540
Weighted-average effect of assumed conversion of stock options and restricted stock	669,174	860,225	—
Weighted-average common shares and share equivalents outstanding	31,303,727	30,964,777	29,429,540
Net income (loss) per common share:
Basic	$0.85	$0.41	$(0.23)
Diluted	$0.83	$0.40	$(0.23)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	March 31,
	2021	2020	2019
Common stock options	—	164,072	467,836
Restricted shares	—	—	1,312,593
Total	—	164,072	1,780,429

NOTE 13 — LONG-TERM DEBT

Long-term debt as of March 31, 2021 and 2020 consisted of the following (dollars in thousands):

	March 31,
	2021	2020
Revolving credit facility	$—	$10,013
Equipment debt obligations	49	85
Total long-term debt	49	10,098
Less current maturities	(14)	(35)
Long-term debt, less current maturities	$35	$10,063

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2021, the borrowing base supports the full availability of the Credit Facility. As of March 31, 2021, no amounts were borrowed under the Credit Facility.

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

Orion did not incur any early termination fees in connection with the termination of the Prior Credit Agreement, but did recognize a loss on debt extinguishment of $0.1 million on the write-off of unamortized debt issue costs related to the Prior Credit Agreement. The Prior Credit Agreement was scheduled to mature on October 26, 2021.

As of March 31, 2021, Orion is in compliance with all debt covenants.

Equipment Debt Obligation

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand fund certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% respectively and both debts mature in January 2024.

Aggregate Maturities

As of March 31, 2021, aggregate maturities of long-term debt were as follows (dollars in thousands):

Fiscal 2022	$14
Fiscal 2023	14
Fiscal 2024	17
Fiscal 2025	4
$49

NOTE 14 — INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ended (dollars in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Current	$244	$84	$(5)
Deferred	(19,860)	75	19
Total	$(19,616)	$159	$14

	2021	2020	2019
Federal, Current	$—	$17	$(16)
Federal, Deferred	(16,217)	$39	$19
Total Federal	(16,217)	56	3
State, Current	244	67	11
State, Deferred	(3,643)	36	—
Total State	(3,399)	103	11
Total	$(19,616)	$159	$14

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net	3.7%	6.5%	5.6%
Federal tax credit	—%	—%	(0.3)%
Change in valuation reserve	(321.4)%	(25.0)%	(23.8)%
Permanent items	(3.4)%	(1.0)%	(1.1)%
Change in tax contingency reserve	(0.5)%	0.2%	—%
Federal refunds	0.0%	0.0%	0.3%
Equity compensation cancellations	0.6%	0.2%	(1.0)%
Other, net	(1.0)%	(0.6)%	(0.9)%
Effective income tax rate	(301.0)%	1.3%	(0.2)%

The net deferred tax assets and liabilities reported in the accompanying consolidated financial statements include the following components (dollars in thousands):

	March 31,
	2021	2020
Deferred tax assets:
Inventory, accruals and reserves	860	1,046
Federal and state operating loss carry-forwards	18,313	19,540
Tax credit carry-forwards	1,916	1,916
Equity compensation	198	250
Deferred revenue	38	18
Lease liability	853	903
Other	406	121
Total deferred tax assets	22,584	23,794
Valuation allowance	(1,279)	(22,228)
Deferred tax assets, net of valuation allowance	21,305	1,566

Deferred tax liabilities:
Lease ROU asset	(670)	(704)
Fixed assets	(626)	(689)
Intangible assets	(224)	(248)
Total deferred tax liabilities	(1,520)	(1,641)

Total net deferred tax assets/(liabilities)	$19,785	$(75)

The CARES Act includes significant business tax provisions that, among other things, temporarily eliminate the taxable income limit for certain NOLs, allow businesses to carry back tax year 2018-2020 NOLs to the five prior tax years, accelerate refunds of corporate AMT credits, and generally decrease the amount of disallowed business interest expense. Because of Orion’s loss carryforwards, the income tax provisions of the CARES Act did not result in a material cash or financial statement impact.

For fiscal year ended March 31, 2021, Orion’s deferred tax assets were primarily the result of U.S. NOL and tax credit carryforwards. Orion recorded a valuation allowance of $1.3 million and $22.2 million against its net deferred tax asset balance as of March 31, 2021 and March 31, 2020, respectively, due to the uncertainty of its realization value in the future. For the year ended March 31, 2021, Orion recorded a net valuation allowance release of $20.9 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. For the fiscal year ended March 31, 2020, the valuation allowance against Orion's net federal and net state deferred tax assets decreased $3.2 million, primarily due to the fiscal year ended March 31, 2020 loss usage.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As of March 31, 2021, in part because Orion achieved its second full year of pretax income and three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined there was sufficient positive evidence to conclude that it is more likely than not that deferred taxes assets of $20.9 are realizable. It therefore reduced the valuation allowance accordingly.

As of March 31, 2021, Orion has federal NOL carryforwards of approximately $69.4 million, state NOL carryforwards of approximately $61.8 million, and foreign NOL carryforwards of approximately $0.8 million. Orion also had federal tax credit carryforwards of approximately $1.3 million and state tax credits of $0.8 million. All of Orion's tax credit carryforwards and $123.6 million of its NOL carryforwards will begin to expire in varying amounts between 2022 and 2040. The remaining $8.4 million of its federal and state NOL carryforwards are not subject to time restrictions but may only be used to offset 80% of adjusted taxable income. Orion believes it is more likely than not that the benefit from its state credit carryforwards, foreign NOL carryforwards, a portion of its federal credit carryforwards, and certain state loss carryforwards will not be realized. In recognition of this risk, Orion has provided a valuation allowance of $1.3 million on the deferred tax assets related to these carryforwards.

Generally, a change of more than 50% in the ownership of Orion's stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, Orion's ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for Orion. There was no limitation of NOL carryforwards that occurred for fiscal 2021, fiscal 2020, or fiscal 2019.

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

Orion files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company's federal tax returns for tax years beginning April 1, 2017 or later are open. For states in which Orion files state income tax returns, the statute of limitations is generally open for tax years ended March 31, 2017 and forward.

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

Uncertain tax positions

As of March 31, 2021, the balance of gross unrecognized tax benefits was approximately $0.3 million, all of which would affect Orion’s effective tax rate if recognized.

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

	Fiscal Year Ended March 31,
	2021	2020	2019
Unrecognized tax benefits as of beginning of fiscal year	$259	$130	$129
Additions based on tax positions related to the current period positions	123	23	1
Additions/(reductions) for tax positions of prior years	(97)	106	—
Unrecognized tax benefits as of end of fiscal year	$285	$259	$130

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Orion enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand. As of March 31, 2021, Orion had entered into $13.1 million of purchase commitments related primarily to inventory purchases.

Retirement Savings Plan

Orion sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary contributions by Orion. In fiscal 2021, Orion made matching contributions of $0.1 million. In fiscal 2020 and 2019, Orion made matching contributions of approximately $0.1 million and $9 thousand, respectively.

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

NOTE 16 — SHAREHOLDERS’ EQUITY

Share Repurchase Program and Treasury Stock

In 2011 and 2012, Orion’s Board approved several share repurchase programs authorizing Orion to repurchase in aggregate up to a maximum of $ 7.5 million of Orion's outstanding common stock. As of March 31, 2021, Orion had repurchased 3,022,349 shares of common stock at a cost of $6.8 million under these programs. Orion did not repurchase any shares in fiscal 2021, fiscal 2020 or fiscal 2019 and currently does not intend to repurchase any additional common stock under this program in the near-term.

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

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of Orion are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from Orion up to $20,000 of Orion’s common stock at a purchase price equal to 100% of the closing sale price of Orion’s common stock on The NASDAQ Capital Market on the last trading day of each quarter. In prior years, Orion issued loans to non-executive employees to purchase shares of its stock. The loan program has been discontinued and new loans are no longer issued. Orion had the following shares issued from treasury during fiscal 2021 and fiscal 2020:

	As of March 31, 2021
	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended March 31, 2021	359	6.90
Quarter Ended December 31, 2020	178	9.87
Quarter Ended September 30, 2020	151	7.57
Quarter Ended June 30, 2020	458	3.46
Total	1,146	$3.46 - 6.90

	As of March 31, 2020
	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended March 31, 2020	512	$3.70
Quarter Ended December 31, 2019	666	$3.35
Quarter Ended September 30, 2019	570	$2.85
Quarter Ended June 30, 2019	613	$2.97
Total	2,361	$2.85 - 3.70

Sale of shares

In March 2020, Orion filed a universal shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Orion currently has the flexibility to publicly offer and sell from time to time up to $100.0 million of debt and/or equity securities. The filing of the shelf registration statement may help facilitate Orion’s ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes. The COVID-19 pandemic has had a negative near-term impact on the capital markets and may impact Orion’s ability to access this capital.

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock, having an aggregate offering price of up to $50 million from time to time through or to the Agent, acting as sales agent or principal. No share sales were effected pursuant to the ATM program through March 31, 2021.

NOTE 17 — STOCK OPTIONS AND RESTRICTED SHARES

At Orion’s 2019 annual meeting of shareholders held on August 7, 2019, Orion’s shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the “Amended 2016 Plan”). Approval of the Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 1,750,000 shares to 3,500,000 shares (an increase of 1,750,000 shares); added a minimum vesting period for all awards granted under the Amended 2016 Plan (with limited exceptions); and added a specific prohibition on the payment of dividends and dividend equivalents on unvested awards. As of March 31, 2021, the number of shares available for grant under the Amended 2016 Plan was 1,578,445.

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

Orion historically granted stock options and restricted stock under the 2004 Plan. Orion has not issued stock options since fiscal 2014 and instead has issued restricted stock.

Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period.

The following amounts of stock-based compensation expense for restricted shares and options were recorded (dollars in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Cost of product revenue	$4	$3	$2
Cost of service revenue	—	(1)	3
General and administrative	716	576	764
Sales and marketing	29	38	54
Research and development	4	2	2
	$753	$618	$825

The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2018	629,667	$3.36
Granted	—	$—
Exercised	—	$—
Forfeited	(161,831)	$3.61
Outstanding at March 31, 2019	467,836	$3.14
Granted	—	$—
Exercised	(22,362)	$2.51
Forfeited	(49,174)	$4.63
Outstanding at March 31, 2020	396,300	$2.80
Granted	—	$—
Exercised	(99,000)	$2.34
Forfeited	(100,982)	$3.39
Outstanding at March 31, 2021	196,318	$2.74
Exercisable at March 31, 2021	196,318

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2021:

	March 31, 2021
	Outstanding and Vested	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.00 - 2.03	57,292	1.21	$2.03
$2.41 - 2.75	92,936	1.53	2.46
$4.19	46,090	0.15	4.19
	196,318	1.11	$2.74

The following table summarizes information with respect to restricted shares activity:

	Fiscal Year Ended March 31,
	2021	2020	2019
Balance at March 31, 2020	772,720	1,312,593	1,485,799
Shares issued	287,998	279,468	529,000
Shares vested	(450,481)	(669,238)	(653,394)
Shares forfeited	(140,598)	(150,103)	(48,812)
Shares outstanding at March 31, 2021	469,639	772,720	1,312,593
Per share price on grant date	$3.92 - 10.01	$2.69 - 3.03	$0.84 - 1.00

During fiscal 2021, Orion recognized $0.8 million of stock-based compensation expense related to restricted shares.

As of March 31, 2021, the weighted average grant-date fair value of restricted shares granted was $4.27.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2021 is expected to be recognized as follows (dollars in thousands):

Fiscal 2022	$484
Fiscal 2023	361
Fiscal 2024	93
Fiscal 2025	10
Total	$948
Remaining weighted average expected term	3.1 years

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

	Revenues			Operating Income (Loss)
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2021	2020	2019	2021	2020	2019
Segments:
Engineered Systems	$84,243	$122,744	$30,925	$7,472	$16,164	$(1,237)
Distribution Services	21,122	15,087	24,173	2,430	(852)	(1,742)
U.S. Markets	11,475	13,010	10,656	1,683	2,447	1,132
Corporate and Other	—	—	—	(4,749)	(4,649)	(4,310)
	$116,840	$150,841	$65,754	$6,836	$13,110	$(6,157)

	Depreciation and Amortization For the year ended March 31,			Capital Expenditures For the year ended March 31,
	2021	2020	2019	2021	2020	2019
Segments:
Engineered Systems	$913	$1,013	$774	$516	$302	$165
Distribution Services	231	187	485	158	81	44
U.S. Markets	128	126	233	107	78	31
Corporate and Other	208	236	291	121	353	215
	$1,480	$1,562	$1,783	$902	$814	$455

	Total Assets
	March 31, 2021	March 31, 2020
Segments:
Engineered Systems	$29,856	$22,354
Distribution Services	6,530	5,502
U.S. Markets	6,057	4,859
Corporate and Other	50,378	39,848
	$92,821	$72,563

Orion’s revenue outside the United States is insignificant and Orion has no long-lived assets outside the United States.

NOTE 19 — RESTRUCTURING EXPENSE

During the fourth quarter of fiscal 2020, as part of Orion’s response to the impacts of the COVID-19 pandemic, Orion entered into separation agreements with multiple employees, and recognized $0.4 million of expense. Orion’s restructuring expense for the 12 months ended March 31, 2021, 2020 and 2019 is reflected within its consolidated statements of operations as follows (dollars in thousands):

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2021	2020	2019
Cost of product revenue	$—	$82	$—
Cost of product service	—	74	26
General and administrative	—	28	17
Sales and marketing	—	207	—
Total	$—	$391	$43

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2021	2020	2019
Orion Engineered Systems	$—	$139	$—
Orion Distribution Systems	—	142	12
Corporate and Other	—	110	31
Total	$—	$391	$43

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

On May 5, 2021, Orion announced a $0.5 million strategic investment in ndustrial, a provider of software and services that optimize industrial facilities across all stages of discrete and process manufacturing supply chains. Orion secured an equity stake in ndustrial through its participation in the ndustrial’s $6 million Series A financing.

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended March 31, 2021 and March 31, 2020 are as follows:

	Three Months Ended
	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	March 31, 2021	Total
	(in thousands, except per share amounts)
Total revenue	$10,811	$26,281	$44,251	$35,497	$116,840
Gross profit	$2,635	$7,263	$11,006	$9,220	$30,124
Net income (loss) (1)	$(2,219)	$1,914	$4,315	$22,124	$26,134
Basic net income (loss) per share (1)	$(0.07)	$0.06	$0.14	$0.72	$0.85
Shares used in basic per share calculation	30,352	30,669	30,736	30,782	30,635
Diluted net loss per share (1)	$(0.07)	$0.06	$0.14	$0.71	$0.83
Shares used in diluted per share calculation	30,352	31,170	31,320	31,295	31,304

	Three Months Ended
	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Total
	(in thousands, except per share amounts)
Total revenue	$42,378	$48,322	$34,249	$25,892	$150,841
Gross profit	$10,283	$12,791	$8,274	$5,775	$37,123
Net income (loss) (2)	$3,968	$6,721	$2,304	$(531)	$12,462
Basic net loss per share	$0.13	$0.22	$0.08	$(0.02)	$0.41
Shares used in basic per share calculation	29,723	30,189	30,244	30,259	30,105
Diluted net loss per share	$0.13	$0.22	$0.07	$(0.02)	$0.40
Shares used in diluted per share calculation	30,551	30,830	30,824	30,259	30,965

(1)	Includes $20.9 million of tax benefit related to the release of the valuation allowance on deferred tax assets during the three months ended March 31, 2021.
(2)	Includes a $0.4 million restructuring charge during the three months ended March 31, 2020.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2021, pursuant to Exchange Act Rule 13a-15(b) and 15d-15. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a level of reasonable assurance as of March 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of March 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

See Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Securities, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans. The additional information required by this item is incorporated by reference to our Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.

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

10.1

Loan and Security Agreement dated as of December 29, 2020 among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on January 5, 2021, is hereby incorporated by reference.

10.2	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.3	Amendment to Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed September 9, 2011 as Appendix A to the Registrant’s definitive proxy statement is hereby incorporated by reference.*

10.4

Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.5

Form of Stock Option Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.7 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.6

Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated, filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 21, 2019, is hereby incorporated by reference.*

10.7

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.5 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.8

Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.6 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.9

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.7 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.10

Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.8 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.11

Orion Energy Systems, Inc. Non-Employee Director Compensation Plan, updated and effective as of February 7, 2020, filed as Exhibit 10.14 to the Registrant’s Form 10-K filed on June 5, 2020, is hereby incorporated by reference.*

10.12

Amended and Restated Executive Employment and Severance Agreement, dated as of June 1, 2020, by and between Orion Energy Systems, Inc. and Michael W. Altschaefl, filed as Exhibit 10.15 to the Registrant’s Form 10-K filed on June 5, 2020, is hereby incorporated by reference.*

10.13

Amended and Restated Executive Employment and Severance Agreement, dated as of June 1, 2020, by and between Orion Energy Systems, Inc. and William T. Hull, filed as Exhibit 10.16 to the Registrant’s Form 10-K filed on June 5, 2020, is hereby incorporated by reference.*

10.14

Voluntary Retirement Agreement and Release, dated as of September 21, 2020, between Orion Energy Systems, Inc. and William T. Hull, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on September 23, 2020, is hereby incorporated by reference.*

10.15

Executive Employment and Severance Agreement, effective as of October 19, 2020, between Orion Energy Systems, Inc. and J. Per Brodin, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on October 15, 2020, is hereby incorporated by reference.*

10.16

Amended and Restated Executive Employment and Severance Agreement, dated as of June 1, 2020, by and between Orion Energy Systems, Inc. and Scott A. Green, filed as Exhibit 10.17 to the Registrant's Form 10-K filed on June 5, 2020, is hereby incorporated by reference*

10.17

Mutual Retirement and Severance Agreement, dated as of June 30, 2017, by and between Orion Energy Systems, Inc. and Michael J. Potts, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on June 30, 2017, is hereby incorporated by reference. *

10.18

At Market Issuance Sales Agreement between Orion Energy Systems, Inc. and B. Riley Securities, Inc., dated March 26, 2021, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 26, 2021, is hereby incorporated by reference.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 1, 2021.

ORION ENERGY SYSTEMS, INC.

By:	/s/ MICHAEL W. ALTSCHAEFL
Michael W. Altschaefl
Chief Executive Officer and Board Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 1, 2021.

Signature	Title

/s/ Michael W. Altschaefl	Chief Executive Officer and Board Chair (Principal
Michael W. Altschaefl	Executive Officer)

/s/ J. Per Brodin	Chief Financial Officer, Chief Accounting Officer and
J. Per Brodin	Treasurer (Principal Financial Officer)

/s/ Anthony L. Otten	Lead Independent Director
Anthony L. Otten

/s/ Alan B. Howe	Director
Alan B. Howe

/s/ Michael J. Potts	Director
Michael J. Potts

/s/ Ellen B. Richstone	Director
Ellen B. Richstone

/s/ Mark C. Williamson	Director
Mark C. Williamson