Form 10-Q
period 2021-06-30
ORION ENERGY SYSTEMS, INC.
filed 2021-08-04
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

There were 31,000,701 shares of the Registrant’s common stock outstanding on July 30, 2021.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$15,863	$19,393
Accounts receivable, net	19,506	13,572
Revenue earned but not billed	1,043	2,930
Inventories, net	20,647	19,554
Prepaid expenses and other current assets	963	1,082
Total current assets	58,022	56,531
Property and equipment, net	11,253	11,369
Other intangible assets, net	1,890	1,952
Deferred tax assets	18,913	19,785
Other long-term assets	3,540	3,184
Total assets	$93,618	$92,821
Liabilities and Shareholders’ Equity
Accounts payable	$18,528	$17,045
Accrued expenses and other	9,855	13,226
Deferred revenue, current	203	87
Current maturities of long-term debt	15	14
Total current liabilities	28,601	30,372
Revolving credit facility	—	—
Long-term debt, less current maturities	31	35
Deferred revenue, long-term	621	640
Other long-term liabilities	3,521	3,700
Total liabilities	32,774	34,747
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2021 and March 31, 2021; no shares issued and outstanding at June 30, 2021 and March 31, 2021	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2021 and March 31, 2021; shares issued: 40,474,565 at June 30, 2021 and 40,279,050 at March 31, 2021; shares outstanding: 31,000,701 at June 30, 2021 and 30,805,300 at March 31, 2021	—	—
Additional paid-in capital	157,746	157,485
Treasury stock, common shares: 9,473,864 at June 30, 2021 and 9,473,750 at March 31, 2021	(36,241)	(36,240)
Retained deficit	(60,661)	(63,171)
Total shareholders’ equity	60,844	58,074
Total liabilities and shareholders’ equity	$93,618	$92,821

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2021	2020
Product revenue	$28,246	$9,701
Service revenue	6,855	1,110
Total revenue	35,101	10,811
Cost of product revenue	19,433	7,229
Cost of service revenue	5,438	947
Total cost of revenue	24,871	8,176
Gross profit	10,230	2,635
Operating expenses:
General and administrative	3,111	2,411
Sales and marketing	3,245	1,854
Research and development	456	415
Total operating expenses	6,812	4,680
Income (loss) from operations	3,418	(2,045)
Other income (expense):
Other income	1	9
Interest expense	(19)	(49)
Amortization of debt issue costs	(16)	(61)
Total other expense	(34)	(101)
Income (loss) before income tax	3,384	(2,146)
Income tax expense	874	73
Net income (loss)	$2,510	$(2,219)
Basic net income (loss) per share attributable to common shareholders	$0.08	$(0.07)
Weighted-average common shares outstanding	30,860,178	30,352,217
Diluted net income (loss) per share	$0.08	$(0.07)
Weighted-average common shares and share equivalents outstanding	31,289,924	30,352,217

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2021	30,805,300	$157,485	$(36,240)	$(63,171)	$58,074
Exercise of stock options for cash	24,045	101	—	—	101
Shares issued under Employee Stock Purchase Plan	496	—	3	—	3
Stock-based compensation	171,470	160	—	—	160
Employee tax withholdings on stock-based compensation	(610)	—	(4)	—	(4)
Net income	—	—	—	2,510	2,510
Balance, June 30, 2021	31,000,701	$157,746	$(36,241)	$(60,661)	$60,844

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2020	30,265,997	$156,503	$(36,163)	$(89,305)	$31,035
Exercise of stock options for cash	20,000	41	—	—	41
Shares issued under Employee Stock Purchase Plan	458	—	2	—	2
Stock-based compensation	342,780	208	—	—	208
Employee tax withholdings on stock-based compensation	(4,346)	—	(18)	—	(18)
Net loss	—	—	—	(2,219)	(2,219)
Balance, June 30, 2020	30,624,889	$156,752	$(36,179)	$(91,524)	$29,049

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$2,510	$(2,219)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	309	292
Amortization of intangible assets	67	78
Stock-based compensation	160	208
Amortization of debt issue costs	16	61
Deferred income tax	872	—
Provision for inventory reserves	134	27
Other	—	9
Changes in operating assets and liabilities:
Accounts receivable	(5,934)	5,483
Revenue earned but not billed	1,886	(1,819)
Inventories	(1,232)	(2,590)
Prepaid expenses and other assets	251	236
Accounts payable	1,447	(6,119)
Accrued expenses and other	(3,550)	(1,322)
Deferred revenue, current and long-term	98	(34)
Net cash used in operating activities	(2,966)	(7,709)
Investing activities
Cash paid for investment	(500)	—
Purchases of property and equipment	(152)	(221)
Additions to patents and licenses	(4)	(23)
Net cash used in investing activities	(656)	(244)
Financing activities
Payment of long-term debt	(4)	(25)
Proceeds from revolving credit facility	—	—
Payments of revolving credit facility	—	(10,013)
Payments to settle employee tax withholdings on stock-based compensation	(4)	(19)
Deferred financing costs	(4)	—
Net proceeds from employee equity exercises	104	43
Net cash provided by (used in) financing activities	92	(10,014)
Net decrease in cash and cash equivalents	(3,530)	(17,967)
Cash and cash equivalents at beginning of period	19,393	28,751
Cash and cash equivalents at end of period	$15,863	$10,784
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$355

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

NOTE 2 — IMPACT OF COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Orion’s business was adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last month of Orion’s fiscal 2020 year, and continuing most significantly into the second quarter of fiscal 2021. During the second half of fiscal 2021, Orion experienced a rebound in business. Project installations resumed for Orion’s largest customer and installations for a new large specialty retail customer began, with no further significant COVID-19 impacts. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic.

As an essential business, Orion provides products and services to ensure energy and lighting infrastructure and Orion therefore continued to operate throughout the pandemic. If there is a resurgence of the COVID-19 pandemic, Orion’s markets and operations could be impacted and there could be a further material adverse financial impact, including supply chain disruption for certain components.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2022 or other interim periods.

The Condensed Consolidated Balance Sheet at March 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the SEC on June 1, 2021.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three months ended June 30, 2021, one supplier accounted for 12.8% of total cost of revenue. For the three months ended June 30, 2020, three suppliers accounted for 16.1% and 12.5% and 10.0%, of total cost of revenue, respectively.

For the three months ended June 30, 2021, two customers accounted for 50.9% and 14.2% of total revenue, respectively. For the three months ended June 30, 2020, one customer accounted for 32.9 % of total revenue.

As of June 30, 2021, two customers accounted for 56.9% and 17.4% of accounts receivable, respectively. As of March 31, 2021, three customers accounted for 33.9%, 16.4% and 10.1% of accounts receivable, respectively.

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

NOTE 4 — REVENUE

The following tables provide detail of Orion’s total revenues for the three months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Three Months Ended June 30, 2021
	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$493	$270	$763
Commercial and industrial	26,964	6,585	33,549
Total lighting	27,457	6,855	34,312
Solar energy related revenues	16	—	16
Total revenues from contracts with customers	27,473	6,855	34,328
Revenue accounted for under other guidance	773	—	773
Total revenue	$28,246	$6,855	$35,101

	Three Months Ended June 30, 2020
	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$50	$—	$50
Commercial and industrial	8,709	1,110	9,819
Total lighting	8,759	1,110	9,869
Solar energy related revenues	22	—	22
Total revenues from contracts with customers	8,781	1,110	9,891
Revenue accounted for under other guidance	920	—	920
Total revenue	$9,701	$1,110	$10,811

From time to time, Orion sells the receivables from one customer to a financing institution. The total amount received from the sales of these receivables during the three months ended June 30, 2021, was $2.4 million. Orion’s losses on these sales were $2 thousand, for the three months ended June 30, 2021 and are included in Interest expense in the Condensed Consolidated Statements of Operations. The total amount received from the sales of these receivables during the three months ended three months ended June 30, 2020 was $0.2 million. Orion’s gains on these sales were $9 thousand for the three months ended June 30, 2020 and are included in Interest expense in the Condensed Consolidated Statement of Operations.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of June 30, 2021 and March 31, 2021 (dollars in thousands):

	June 30, 2021	March 31, 2021
Accounts receivable, net	$19,506	$13,572
Contract assets	$1,041	$2,367
Contract liabilities	$128	$11

There were no significant changes in the contract assets outside of standard reclassifications to Accounts receivable, net upon billing. There were no significant changes to contract liabilities.

NOTE 5 — ACCOUNTS RECEIVABLE, NET

As of June 30, 2021, and March 31, 2020, Orion's Accounts receivable and Allowance for doubtful accounts balances were as follows (dollars in thousands):

	June 30, 2021	March 31, 2021
Accounts receivable, gross	$19,514	$13,583
Allowance for doubtful accounts	(8)	(11)
Accounts receivable, net	$19,506	$13,572

NOTE 6 — INVENTORIES, NET

As of June 30, 2021, and March 31, 2020, Orion's Inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of June 30, 2021
Raw materials and components	$13,717	$(1,063)	$12,654
Work in process	808	(368)	440
Finished goods	8,142	(589)	7,553
Total	$22,667	$(2,020)	$20,647

As of March 31, 2021
Raw materials and components	$12,410	$(967)	$11,443
Work in process	758	(356)	402
Finished goods	8,295	(586)	7,709
Total	$21,463	$(1,909)	$19,554

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, debt issue costs, and sales tax receivable.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

As of June 30, 2021, and March 31, 2021, Property and equipment, net, included the following (dollars in thousands):

	June 30, 2021	March 31, 2021
Land and land improvements	$433	$433
Buildings and building improvements	9,481	9,477
Furniture, fixtures and office equipment	7,489	7,372
Leasehold improvements	425	340
Equipment leased to customers	4,997	4,997
Plant equipment	12,477	12,451
Construction in Progress	4	135
Gross property and equipment	35,306	35,205
Less: accumulated depreciation	(24,053)	(23,836)
Total property and equipment, net	$11,253	$11,369

Orion recorded depreciation expense of $0.3 million for both the three months ended June 30, 2021 and 2020.

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	June 30, 2021	March 31, 2021
Assets
Operating lease assets	Other long-term assets	$2,451	$2,585
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$657	$647
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,473	2,642
Total lease liabilities		$3,130	$3,289

Orion had operating lease costs of $0.2 million for the three months ended June 30, 2021. Orion had operating lease costs of $0.2 million for the three months ended June 30, 2020.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2022 (period remaining)	$597
Fiscal 2023	819
Fiscal 2024	756
Fiscal 2025	735
Fiscal 2026	628
Total lease payments	$3,535
Less: Interest	(405)
Present value of lease liabilities	$3,130

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Product revenue	$552	$444
Cost of product revenue	$480	$438

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and were not material in the three months ended June 30, 2021 or June 30, 2020. Orion accounts for these transactions as operating leases.

NOTE 10 — OTHER INTANGIBLE ASSETS, NET

As of June 30, 2021, and March 31, 2021, the components of, and changes in, the carrying amount of Other intangible assets, net, were as follows (dollars in thousands):

	June 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,799	$(1,921)	$878	$2,796	$(1,875)	$921
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks (indefinite lived)	1,012	—	1,012	1,011	—	1,011
Customer relationships	3,600	(3,600)	—	3,600	(3,591)	9
Developed technology	900	(900)	—	900	(889)	11
Total	$8,369	$(6,479)	$1,890	$8,365	$(6,413)	$1,952

Amortization expense on intangible assets was $0.1 million for the three months ended June 30, 2021.

Amortization expense on intangible assets was $0.1 million for the three months ended June 30, 2020.

As of June 30, 2021, the weighted average remaining useful life of intangible assets was 8.6 years.

The estimated amortization expense for the remainder of fiscal 2021, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2022 (period remaining)	$139
Fiscal 2023	115
Fiscal 2024	111
Fiscal 2025	101
Fiscal 2026	90
Fiscal 2027	75
Thereafter	247
Total	$878

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of June 30, 2021, and March 31, 2021, Accrued expenses and other included the following (dollars in thousands):

	June 30, 2021	March 31, 2021
Accrued project costs	$2,514	$5,010
Compensation and benefits	2,502	2,851
Other accruals	1,859	1,730
Sales tax	972	1,318
Credits due to customers	955	1,009
Warranty	742	705
Sales returns reserve	163	106
Legal and professional fees	148	497
Total	$9,855	$13,226

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Beginning of period	$1,009	$1,069
Accruals	117	(31)
Warranty claims (net of vendor reimbursements)	(88)	(173)
End of period	$1,038	$865

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

	For the Three Months Ended June 30,
	2021	2020
Numerator:
Net income (loss) (in thousands)	$2,510	$(2,219)
Denominator:
Weighted-average common shares outstanding	30,860,178	30,352,217
Weighted-average common shares and common share equivalents outstanding	31,289,924	30,352,217
Net income (loss) per common share:
Basic	$0.08	$(0.07)
Diluted	$0.08	$(0.07)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended June 30,
	2021	2020
Common stock options	—	164,464
Restricted shares	26,205	559,694
Total	26,205	724,158

NOTE 13 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	June 30, 2021	March 31, 2021
Revolving credit facility	$—	$—
Equipment debt obligations	46	49
Total long-term debt	46	49
Less current maturities	(15)	(14)
Long-term debt, less current maturities	$31	$35

Revolving Credit Agreement

On December 29, 2020, Orion entered into a new $25 million Loan and Security Agreement with Bank of America, N.A., as lender (the “Credit Agreement”). The Credit Agreement replaced Orion’s prior $20.15 million secured revolving credit and security agreement (the “Prior Credit Agreement”).

The replacement of the Prior Credit Agreement with the Credit Agreement provides Orion with increased financing capacity and liquidity to fund its operations and implement its strategic plans.

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2021, the borrowing base supports the full availability of the Credit Facility. As of June 30, 2021, no amounts were borrowed under the Credit Facility.

As of June 30, 2021, Orion is in compliance with all debt covenants.

Equipment Debt Obligations

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% per annum, respectively, and both debts mature in January 2024.

NOTE 14 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate based upon the facts and circumstances known to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three month period ended June 30, 2021 and 2020, Orion recorded income tax expense of $0.9 million and $0.1 million, respectively, using this methodology.

As of June 30, 2021 and March 31, 2021, Orion recorded a valuation allowance of $1.3 million against its net deferred tax asset balance. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the more or less of its deferred tax assets are able to be realized, an adjustment to the valuation allowance would be reflected in the company’s provision for income taxes.

Uncertain Tax Positions

As of June 30, 2021, Orion’s balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce Orion’s effective tax rate if recognized.

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

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended June 30, 2021, Orion issued 496 shares under the ESPP plan at a closing market price of $5.73.

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales were effected pursuant to the ATM program through June 30, 2021.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Cost of product revenue	$1	$1
General and administrative	155	198
Sales and marketing	3	1
Research and development	1	8
Total	$160	$208

During the first three months of fiscal 2022, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2021	469,639	196,318
Awards granted	185,833	—
Awards vested or exercised	(171,470)	(24,045)
Awards forfeited	—	(22,045)
Awards outstanding at June 30, 2021	484,002	150,228
Per share price on grant date	$5.98	—

As of June 30, 2021, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.8 years, was approximately $2.1 million.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Segments:
Orion Engineered Systems	$21,988	$2,256	$1,864	$(1,850)
Orion Distribution Services	9,286	6,629	2,122	752
Orion U.S. Markets	3,827	1,926	651	81
Corporate and Other	—	—	(1,219)	(1,028)
	$35,101	$10,811	$3,418	$(2,045)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lighting products consist primarily of LED lighting fixtures, many of which include IoT enabled control systems. Our principal customers include large national account end-users, federal and state government facilities, large regional account end-users, electrical distributors, electrical contractors and energy service companies ("ESCOs"). Currently, most of our products are manufactured at our production facility located in Manitowoc, Wisconsin, although as the LED and related IoT market continues to evolve, we are increasingly sourcing products and components from third parties in order to provide versatility in our product development.

We have experienced recent success offering our comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration.

In fiscal 2021, we successfully capitalized on our capability of being a full service, turnkey provider of LED lighting and controls systems with design, build, installation and project management services, as we continued a very large project for a major national account. As a result of this success, we have begun to evolve our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This further expansion of our products and services includes pursuing projects to develop recurring revenue streams, including providing lighting and electrical maintenance services and utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We also plan to pursue the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers. We currently plan on investing significant time, resources and capital into expanding our offerings in these areas with no expectation that they will result in us realizing material revenue in the near term and without any assurance they will succeed or be profitable. In fact, it is likely that these efforts will reduce our profitability, at least in the near term as we invest resources and incur expenses to develop these offerings. While we intend to pursue these expansion strategies organically, we also are actively exploring potential business acquisitions which would more quickly add these types of expanded and different capabilities to our product and services offerings. It is possible that one or more of such potential acquisitions, if successfully completed, could significantly change, and potentially transform, the nature and extent of our business.

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

The gross profits of our products and services can vary significantly depending upon the types of products and services we sell, with margins typically ranging from 10% to 50%. As a result, a change in the total mix of our sales among higher or lower margin products and services can cause our profitability to fluctuate from period to period.

Our fiscal year ends on March 31. Our current fiscal year ends on March 31, 2022 and is referred to as “fiscal 2022”. We refer to our just completed fiscal year, which ended on March 31, 2021, as "fiscal 2021", and our prior fiscal year which ended on March 31, 2020 as "fiscal 2020". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

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

Impact of COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business was adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our 2020 fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the second half of fiscal 2021, we experienced a rebound in business. Project installations for our largest customer recommenced, as well installations for a new large specialty retail customer began, with no further significant COVID-19 impacts. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic, including supply chain disruption for certain components.

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

As part of our response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020 we implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain restrictions have lessened in certain jurisdictions during fiscal 2021, some restrictions continue. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. In addition, we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if our customer agreements or a substantial volume of purchase orders under our customer agreements are delayed or terminated as a result of COVID-19. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on our business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced our revenue and profitability in the first half of fiscal 2021. If there is a resurgence of the COVID-19 pandemic, our markets and operations could be impacted and there could be a further material adverse financial impact.

Results of Operations - Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020		2021	2020
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$28,246	$9,701	191.2%	80.5%	89.7%
Service revenue	6,855	1,110	517.6%	19.5%	10.3%
Total revenue	35,101	10,811	224.7%	100.0%	100.0%
Cost of product revenue	19,433	7,229	168.8%	55.4%	66.9%
Cost of service revenue	5,438	947	474.2%	15.5%	8.8%
Total cost of revenue	24,871	8,176	204.2%	70.9%	75.6%
Gross profit	10,230	2,635	288.2%	29.1%	24.4%
General and administrative expenses	3,111	2,411	29.0%	8.9%	22.3%
Sales and marketing expenses	3,245	1,854	75.0%	9.2%	17.1%
Research and development expenses	456	415	9.9%	1.3%	3.8%
Income (loss) from operations	3,418	(2,045)	NM	9.7%	(18.9)%
Other income	1	9	(88.9)%	0.0%	0.1%
Interest expense	(19)	(49)	(61.2)%	(0.1)%	(0.5)%
Amortization of debt issue costs	(16)	(61)	(73.8)%	(0.0)%	(0.6)%
Income (loss) before income tax	3,384	(2,146)	NM	9.6%	(19.9)%
Income tax expense	874	73	1097.3%	2.5%	0.7%
Net income (loss)	$2,510	$(2,219)	NM	7.2%	(20.5)%
*	NM - Not Meaningful

Revenue. Product revenue increased 191.2%, or $18.5 million, for the first quarter of fiscal 2022 versus the first quarter of fiscal 2021. Service revenue increased 517.6%, or $5.7 million, for the first quarter of fiscal 2022 versus the first quarter of fiscal 2021. The increase in product and service revenue was primarily due to multiple projects put on hold in the prior year period as a result of COVID-19 concerns, including the projects for one large national account customer which represented 50.9% of revenue in the first quarter of fiscal 2022, but less than 10% of revenue in the first quarter of fiscal 2021.

Cost of Revenue and Gross Profit. Gross profit percentage increased to 29.1% of revenue in the first quarter of fiscal 2022 from 24.4% in the first quarter of fiscal 2021, due primarily to an improvement in product margin on the coverage of fixed costs with significantly higher sales volume. Cost of product revenue increased 168.8%, or $12.2 million, in the first quarter of fiscal 2022 versus the first quarter of fiscal 2021 due to the increase in our sales. Cost of service revenue increased 474.2%, or $4.5 million, in the first quarter of fiscal 2022 versus the first quarter of fiscal 2021 due to the increase in sales.

Operating Expenses

General and Administrative. General and administrative expenses increased 29.0%, or $0.7 million, in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. This comparative increase was primarily due to lower employment costs in fiscal 2021 as a result of COVID-19 related actions.

Sales and Marketing. Sales and marketing expenses increased 75.0%, or $1.4 million, in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. This comparative increase was primarily due to an increase in commission expense on higher sales.

Research and Development. Research and development expenses increased 9.9%, or $41 thousand, in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. This comparative increase was primarily due to the timing of testing costs.

Interest Expense. Interest expense in the first quarter of fiscal 2022 decreased by 61.2%, or $30 thousand, from the first quarter of fiscal 2021. The decrease in interest expense was primarily due to comparatively lower sales of receivables than in the prior year period.

Orion Engineered Systems Division

Our OES segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OES segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Revenues	$21,988	$2,256	874.6%
Operating income (loss)	$1,864	$(1,850)	NM
Operating margin	8.5%	(82.0)%
*	NM - Not Meaningful

OES segment revenue in the first quarter of fiscal 2022 increased $19.7 million from the first quarter of fiscal 2021 due to multiple projects put on hold in the prior year period as a result of COVID-19, including the projects with one large national account customer that represented 50.9% in the first quarter of fiscal 2022 and less than 10% of total revenue in the first quarter fiscal 2021. The project installations for this customer resumed during the second quarter of fiscal 2021. This sales increase led to a corresponding increase in operating income in this segment.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Revenues	$9,286	$6,629	40.1%
Operating income	$2,122	$752	182.2%
Operating margin	22.9%	11.3%

ODS segment revenue in the first quarter of fiscal 2022 increased $2.7 million, compared to the first quarter of fiscal 2021, primarily due to the impact on sales volume of COVID-19 in the fiscal 2021 period, and resulted in a corresponding increase in operating income in this segment based on operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Revenues	$3,827	$1,926	98.7%
Operating income	$651	$81	703.7%
Operating margin	17.0%	4.2%

USM segment revenue in the first quarter of fiscal 2022 increased $1.9 million, compared to the first quarter of fiscal 2021, primarily due to the impact of COVID-19 in the fiscal 2021 period, and resulted in a corresponding increase in operating income in this segment based on operating leverage.

Liquidity and Capital Resources

Overview

We had approximately $15.9 million in cash and cash equivalents as of June 30, 2021, compared to $19.4 million at March 31, 2021. Our cash position decreased as a result of an increase in accounts receivable of $5.9 million, a decrease in accrued expenses of $3.6 million, and a non-controlling equity investment of $0.5 million, partially offset by net income of $2.5 million, a decrease in revenue earned not billed of $1.9 million, and an increase in accounts payable of $1.4 million.

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

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Operating activities	$(2,966)	$(7,709)
Investing activities	(656)	(244)
Financing activities	92	(10,014)
Decrease in cash and cash equivalents	$(3,530)	$(17,967)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first three months of fiscal 2022 was $3.0 million and consisted of our net income adjusted for non-cash expense items of $1.6 million and net cash used in changes in operating assets and liabilities of $7.0 million. Cash used by operating assets and liabilities consisted primarily of an increase in accounts receivable of $5.9 million due to higher sales and the timing of collections, and a decrease in accrued expenses and other of $3.6 million due to timing of invoices received. Cash provided by changes in operating assets and liabilities consisted primarily of a decrease of $1.9 million in revenue earned but not billed and an increase in accounts payable of $1.4 million due to the timing of payments.

Cash used in operating activities for the first three months of fiscal 2021 was $7.7 million and consisted of our net loss adjusted for non-cash expense items of $0.7 million and net cash used in changes in operating assets and liabilities of $6.2 million. Cash used by operating assets and liabilities consisted primarily of a decrease of $7.4 million in Accounts payable and

Accrued expenses and other based on timing of invoice receipt and payment, and an increase in inventory of $2.6 million based on timing of purchases committed prior to the impact of COVID-19. Cash provided by changes in operating assets and liabilities consisted primarily of a net decrease of $3.7 million in Accounts receivable and Revenue earned but not billed due to the timing on collections compared to decreased sales.

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.7 million in the first three months of fiscal 2022 consisted primarily of cash paid for a non-controlling equity stake in ndustrial of $0.5 million and purchases of property and equipment.

Cash used in investing activities of $0.2 million in the first three months of fiscal 2021 consisted primarily of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $0.1 million in the first three months of fiscal 2022 consisted primarily of proceeds from employee equity exercises.

Cash used in financing activities of $10.0 million in the first three months of fiscal 2021 consisted primarily of repayments of $10.0 million on our revolving credit facility.

Working Capital

Our net working capital as of June 30, 2021 was $29.4 million, consisting of $58.0 million in current assets and $28.6 million in current liabilities. Our net working capital as of March 31, 2021 was $26.2 million, consisting of $56.5 million in current assets and $30.4 million in current liabilities. Our current accounts receivable, net balance increased by $5.9 million from the fiscal 2021 year-end primarily due to the timing of invoicing and customer collections. Our accrued expenses decreased from our fiscal 2021 year-end by $3.4 million due primarily to a decrease in accrued project costs.

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

Indebtedness

Revolving Credit Agreement

On December 29, 2020, we entered into a new $25 million Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., as lender (the “Lender”). The Credit Agreement replaced our prior $20.15 million secured revolving credit and security agreement (the “Prior Credit Agreement”).

The replacement of the Prior Credit Agreement with the Credit Agreement provides us with increased financing capacity and liquidity to fund our operations and implement our strategic plans.

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2021, the borrowing base supports the full availability of the Credit Facility. As of June 30, 2021, no amounts were borrowed under the Credit Facility.

The Credit Agreement is secured by a first lien security interest in substantially all of our assets.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $12.2 million and $19.2 million as of June 30, 2021 and March 31, 2021, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic may extend this time period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been materially affected by inflation. We are monitoring input costs and cannot currently predict the future impact to our operations by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2021. For the three months ended June 30, 2021, there were no material changes in our accounting policies.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 3 in the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2021. There have been no material changes to such exposures since March 31, 2021.

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

As of June 30, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the three months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, which we filed with the SEC on June 1, 2021 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

+	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2021.

ORION ENERGY SYSTEMS, INC. Registrant

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)