Form 10-Q
period 2021-09-30
ORION ENERGY SYSTEMS, INC.
filed 2021-11-09
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

There were 31,072,532 shares of the Registrant’s common stock outstanding on October 29, 2021.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$14,740	$19,393
Accounts receivable, net	23,536	13,572
Revenue earned but not billed	2,208	2,930
Inventories, net	19,714	19,554
Prepaid expenses and other current assets	2,359	1,082
Total current assets	62,557	56,531
Property and equipment, net	11,085	11,369
Other intangible assets, net	1,846	1,952
Deferred tax assets	17,710	19,785
Other long-term assets	3,395	3,184
Total assets	$96,593	$92,821
Liabilities and Shareholders’ Equity
Accounts payable	$16,417	$17,045
Accrued expenses and other	11,306	13,226
Deferred revenue, current	81	87
Current maturities of long-term debt	15	14
Total current liabilities	27,819	30,372
Revolving credit facility	—	—
Long-term debt, less current maturities	27	35
Deferred revenue, long-term	602	640
Other long-term liabilities	3,413	3,700
Total liabilities	31,861	34,747
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2021 and March 31, 2021; no shares issued and outstanding at September 30, 2021 and March 31, 2021	—	—
Common stock, no par value: Shares authorized: 200,000,000 at September 30, 2021 and March 31, 2021; shares issued: 40,537,461 at September 30, 2021 and 40,279,050 at March 31, 2021; shares outstanding: 31,063,630 at September 30, 2021 and 30,805,300 at March 31, 2021	—	—
Additional paid-in capital	157,975	157,485
Treasury stock, common shares: 9,473,831 at September 30, 2021 and 9,473,750 at March 31, 2021	(36,241)	(36,240)
Retained deficit	(57,002)	(63,171)
Total shareholders’ equity	64,732	58,074
Total liabilities and shareholders’ equity	$96,593	$92,821

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Product revenue	$27,811	$20,260	$56,057	$29,961
Service revenue	8,699	6,021	15,554	7,131
Total revenue	36,510	26,281	71,611	37,092
Cost of product revenue	18,864	14,402	38,297	21,631
Cost of service revenue	6,858	4,616	12,296	5,563
Total cost of revenue	25,722	19,018	50,593	27,194
Gross profit	10,788	7,263	21,018	9,898
Operating expenses:
General and administrative	2,753	2,638	5,864	5,049
Sales and marketing	2,687	2,332	5,932	4,186
Research and development	317	424	773	839
Total operating expenses	5,757	5,394	12,569	10,074
Income (loss) from operations	5,031	1,869	8,449	(176)
Other income (expense):
Other income	—	35	1	44
Interest expense	(14)	(1)	(33)	(50)
Amortization of debt issue costs	(15)	(61)	(31)	(122)
Total other expense	(29)	(27)	(63)	(128)
Income (loss) before income tax	5,002	1,842	8,386	(304)
Income tax expense (benefit)	1,343	(72)	2,217	1
Net income (loss)	$3,659	$1,914	$6,169	$(305)
Basic net income (loss) per share attributable to common shareholders	$0.12	$0.06	$0.20	$(0.01)
Weighted-average common shares outstanding	31,031,098	30,669,272	30,946,105	30,511,611
Diluted net income (loss) per share	$0.12	$0.06	$0.20	$(0.01)
Weighted-average common shares and share equivalents outstanding	31,287,826	31,170,139	31,310,965	30,511,611

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2021	30,805,300	$157,485	$(36,240)	$(63,171)	$58,074
Exercise of stock options for cash	24,045	101	—	—	101
Shares issued under Employee Stock Purchase Plan	496	—	3	—	3
Stock-based compensation	171,470	160	—	—	160
Employee tax withholdings on stock-based compensation	(610)	—	(4)	—	(4)
Net income	—	—	—	2,510	2,510
Balance, June 30, 2021	31,000,701	$157,746	$(36,241)	$(60,661)	$60,844
Exercise of stock options for cash	7,000	18	—	—	18
Shares issued under Employee Stock Purchase Plan	327	—	1	—	1
Stock-based compensation	55,896	211	—	—	211
Employee tax withholdings on stock-based compensation	(294)	—	(1)	—	(1)
Net income	—	—	—	3,659	3,659
Balance, September 30, 2021	31,063,630	$157,975	$(36,241)	$(57,002)	$64,732

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2020	30,265,997	$156,503	$(36,163)	$(89,305)	$31,035
Exercise of stock options for cash	20,000	41	—	—	41
Shares issued under Employee Stock Purchase Plan	458	—	2	—	2
Stock-based compensation	342,780	208	—	—	208
Employee tax withholdings on stock-based compensation	(4,346)	—	(18)	—	(18)
Net loss	—	—	—	(2,219)	(2,219)
Balance, June 30, 2020	30,624,889	$156,752	$(36,179)	$(91,524)	$29,049
Exercise of stock options for cash	9,000	28	—	—	28
Shares issued under Employee Stock Purchase Plan	151	—	1	—	1
Stock-based compensation	76,351	251	—	—	251
Employee tax withholdings on stock-based compensation	(581)	—	(3)	—	(3)
Net income	—	—	—	1,914	1,914
Balance, September 30, 2020	30,709,810	$157,031	$(36,181)	$(89,610)	$31,240

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$6,169	$(305)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	622	587
Amortization of intangible assets	113	152
Stock-based compensation	372	459
Amortization of debt issue costs	31	122
Deferred income tax	2,075	—
(Gain) loss on sale of property and equipment	(15)	6
Provision for inventory reserves	313	112
Provision for bad debts	8	—
Other	—	4
Changes in operating assets and liabilities:
Accounts receivable	(9,972)	(5,909)
Revenue earned but not billed	722	(2,674)
Inventories	(495)	(3,723)
Prepaid expenses and other assets	(1,015)	206
Accounts payable	(633)	(6,305)
Accrued expenses and other	(2,208)	3,058
Deferred revenue, current and long-term	(43)	72
Net cash used in operating activities	(3,956)	(14,138)
Investing activities
Cash paid for investment	(500)	—
Purchases of property and equipment	(312)	(397)
Additions to patents and licenses	(7)	(30)
Proceeds from sale of property, plant and equipment	17	—
Net cash used in investing activities	(802)	(427)
Financing activities
Payment of long-term debt	(7)	(28)
Proceeds from revolving credit facility	—	8,000
Payments of revolving credit facility	—	(10,085)
Payments to settle employee tax withholdings on stock-based compensation	(6)	(20)
Deferred financing costs	(5)	—
Net proceeds from employee equity exercises	123	71
Net cash provided by (used in) financing activities	105	(2,062)
Net decrease in cash and cash equivalents	(4,653)	(16,627)
Cash and cash equivalents at beginning of period	19,393	28,751
Cash and cash equivalents at end of period	$14,740	$12,124
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$355

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion is a developer, manufacturer and provider of energy-efficient LED lighting, controls and Internet of Things (“IoT”) systems, including turnkey project implementation, program management and system maintenance to commercial and industrial businesses, and federal and local governments, predominantly in North America.

NOTE 2 — IMPACT OF COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Orion’s business was adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last month of Orion’s fiscal 2020 year, and continuing most significantly into the second quarter of fiscal 2021. During the second half of fiscal 2021, Orion experienced a rebound in business. Project installations resumed for Orion’s largest customer and installations for a new large specialty retail customer began, with no further significant COVID-19 impacts. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic. In addition, the COVID-19 pandemic has led to various supply chain challenges, especially related to shipping and logistics issues, component availability, rising input costs and a tight labor market.

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

The Condensed Consolidated Balance Sheet March 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three and six months ended September 30, 2021, no suppliers accounted for more than 10.0% of total cost of revenue. For the three months ended September 30, 2020, one supplier accounted for 10.3%, of total cost of revenue. For the six months ended September 30, 2020, no supplier accounted for more than 10% of total cost of revenue.

For the three and six months ended September 30, 2021, one customer accounted for 58.9% and 55.0% of total revenue, respectively. For the three months ended September 30, 2020, one customer accounted for 60.7 % of total revenue. For the six months ended September 30, 2020, two customers accounted for 44.4% and 14.9% of total revenue, respectively.

As of September 30, 2021, one customer accounted for 66.7% of accounts receivable. As of March 31, 2021, three customers accounted for 33.9%, 16.4% and 10.1% of accounts receivable, respectively.

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

NOTE 4 — REVENUE

The following tables provide detail of Orion’s total revenues for the three and six months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	Three Months Ended September 30, 2021			Six Months Ended September 30, 2021
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$106	$138	$244	$599	$408	$1,007
Commercial and industrial	27,574	8,561	36,135	54,538	15,146	69,684
Total lighting	27,680	8,699	36,379	55,137	15,554	70,691
Solar energy related revenues	12	—	12	28	—	28
Total revenues from contracts with customers	27,692	8,699	36,391	55,165	15,554	70,719
Revenue accounted for under other guidance	119	—	119	892	—	892
Total revenue	$27,811	$8,699	$36,510	$56,057	$15,554	$71,611

	Three Months Ended September 30, 2020			Six Months Ended September 30, 2020
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$85	$26	$111	$135	$26	$161
Commercial and industrial	18,816	5,995	24,811	27,525	7,105	34,630
Total lighting	18,901	6,021	24,922	27,660	7,131	34,791
Solar energy related revenues	20	—	20	42	—	42
Total revenues from contracts with customers	18,921	6,021	24,942	27,702	7,131	34,833
Revenue accounted for under other guidance	1,339	—	1,339	2,259	—	2,259
Total revenue	$20,260	$6,021	$26,281	$29,961	$7,131	$37,092

From time to time, Orion sells the receivables from one customer to a financing institution. The total amount received from the sales of these receivables during the three and six months ended September 30, 2021, was $0 and $2.4 million, respectively. Orion’s losses on these sales were $1 thousand and $3 thousand, for the three and six months ended September 30, 2021, respectively and are included in Interest expense in the Condensed Consolidated Statements of Operations.

The total amount received from the sales of these receivables during the three and six months ended September 30, 2020 was $2.1 million and $2.3 million, respectively. Orion’s losses on these sales were $9 thousand for the three and six months ended September 30, 2020 and are included in Interest expense in the Condensed Consolidated Statement of Operations.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of September 30, 2021 and March 31, 2021 (dollars in thousands):

	September 30, 2021	March 31, 2021
Accounts receivable, net	$23,536	$13,572
Contract assets	$2,102	$2,367
Contract liabilities	$6	$11

There were no significant changes in the contract assets outside of standard reclassifications to accounts receivable, net upon billing. There were no significant changes to contract liabilities.

NOTE 5 — ACCOUNTS RECEIVABLE, NET

As of September 30, 2021, and March 31, 2021, Orion's accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	September 30, 2021	March 31, 2021
Accounts receivable, gross	$23,552	$13,583
Allowance for doubtful accounts	(16)	(11)
Accounts receivable, net	$23,536	$13,572

NOTE 6 — INVENTORIES, NET

As of September 30, 2021, and March 31, 2021, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of September 30, 2021
Raw materials and components	$11,162	$(1,079)	$10,083
Work in process	959	(342)	617
Finished goods	9,751	(737)	9,014
Total	$21,872	$(2,158)	$19,714

As of March 31, 2021
Raw materials and components	$12,410	$(967)	$11,443
Work in process	758	(356)	402
Finished goods	8,295	(586)	7,709
Total	$21,463	$(1,909)	$19,554

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2021, and March 31, 2021, prepaid expenses and other current assets include the following (dollars in thousands):

	September 30, 2021	March 31, 2021
Payroll tax credit	$1,587	$—
Other prepaid expenses	772	1,082
Total	$2,359	$1,082

During the three months ended September 30, 2021, Orion recorded a $1.6 million current asset for the anticipated employee retention payroll tax credit (“payroll tax credit”), as expanded and extended by the American Rescue Plan Act of 2021. The credit was recorded as an offset to payroll expense in the following income statement categories: $0.7 million in cost of product revenue, $0.1 million in cost of service revenue, $0.3 million in general and administrative, $0.4 million in sales and marketing, and $0.1 million in research and development expenses. The timing of the refundable portion of the payroll tax credit is subject to Internal Revenue Service processing times.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

As of September 30, 2021, and March 31, 2021, property and equipment, net, included the following (dollars in thousands):

	September 30, 2021	March 31, 2021
Land and land improvements	$433	$433
Buildings and building improvements	9,491	9,477
Furniture, fixtures and office equipment	7,526	7,372
Leasehold improvements	429	340
Equipment leased to customers	4,997	4,997
Plant equipment	12,205	12,451
Construction in Progress	45	135
Gross property and equipment	35,126	35,205
Less: accumulated depreciation	(24,041)	(23,836)
Total property and equipment, net	$11,085	$11,369

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	September 30, 2021	March 31, 2021
Assets
Operating lease assets	Other long-term assets	$2,315	$2,585
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$667	$647
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,302	2,642
Total lease liabilities		$2,969	$3,289

Orion had operating lease costs of $0.2 million and $0.4 million for the three and six months ended September 30, 2021. Orion had operating lease costs of $0.2 million and $0.4 million for the three and six months ended September 30, 2020.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2022 (period remaining)	$394
Fiscal 2023	819
Fiscal 2024	756
Fiscal 2025	735
Fiscal 2026	628
Total lease payments	$3,332
Less: Interest	(363)
Present value of lease liabilities	$2,969

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three and six months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Product revenue	$100	$938	$651	$1,382
Cost of product revenue	$104	$813	$583	$1,251

NOTE 10 — OTHER INTANGIBLE ASSETS, NET

As of September 30, 2021, and March 31, 2021, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	September 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,801	$(1,967)	$834	$2,796	$(1,875)	$921
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks (indefinite lived)	1,012	—	1,012	1,011	—	1,011
Customer relationships	3,600	(3,600)	—	3,600	(3,591)	9
Developed technology	900	(900)	—	900	(889)	11
Total	$8,371	$(6,525)	$1,846	$8,365	$(6,413)	$1,952

Amortization expense on intangible assets was $46 thousand and $0.1 million for the three and six months ended September 30, 2021, respectively.

Amortization expense on intangible assets was $0.1 million and $0.2 million for the three and six months ended September 30, 2020, respectively.

As of September 30, 2021, the weighted average remaining useful life of intangible assets was 8.8 years.

The estimated amortization expense for the remainder of fiscal 2022, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2022 (period remaining)	$93
Fiscal 2023	115
Fiscal 2024	111
Fiscal 2025	101
Fiscal 2026	90
Fiscal 2027	75
Thereafter	249
Total	$834

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of September 30, 2021, and March 31, 2021, accrued expenses and other included the following (dollars in thousands):

	September 30, 2021	March 31, 2021
Accrued project costs	$3,858	$5,010
Compensation and benefits	2,176	2,851
Other accruals	2,158	1,730
Credits due to customers	1,149	1,009
Sales tax	1,047	1,318
Warranty	727	705
Legal and professional fees	99	497
Sales returns reserve	92	106
Total	$11,306	$13,226

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Beginning of period	$1,038	$865	$1,009	$1,069
Accruals	89	178	205	147
Warranty claims (net of vendor reimbursements)	(113)	(158)	(200)	(331)
End of period	$1,014	$885	$1,014	$885

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) (in thousands)	$3,659	$1,914	$6,169	$(305)
Denominator:
Weighted-average common shares outstanding	31,031,098	30,669,272	30,946,105	30,511,611
Weighted-average common shares and common share equivalents outstanding	31,287,826	31,170,139	31,310,965	30,511,611
Net income (loss) per common share:
Basic	$0.12	$0.06	$0.20	$(0.01)
Diluted	$0.12	$0.06	$0.20	$(0.01)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Common stock options	—	—	—	71,817
Restricted shares	26,205	—	26,205	125,880
Total	26,205	—	26,205	197,697

NOTE 13 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	September 30, 2021	March 31, 2021
Revolving credit facility	$—	$—
Equipment debt obligations	42	49
Total long-term debt	42	49
Less current maturities	(15)	(14)
Long-term debt, less current maturities	$27	$35

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2021, the borrowing base supports the full availability of the Credit Facility. As of September 30, 2021, no amounts were borrowed under the Credit Facility.

As of September 30, 2021, Orion is in compliance with all debt covenants.

Equipment Debt Obligations

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% per annum, respectively, and both debts mature in January 2024.

NOTE 14 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended September 30, 2021 and 2020, Orion recorded income tax expense (benefit) of $1.3 million and $(0.1) million, respectively, using this methodology. For the six months ended September 30, 2021 and 2020, Orion recorded income tax expense of $2.2 million and $1 thousand, respectively, using this methodology.

As of September 30, 2021 and March 31, 2021, Orion recorded a valuation allowance of $1.3 million against its net deferred tax asset balance. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the more or less of its deferred tax assets are able to be realized, an adjustment to the valuation allowance would be reflected in the company’s provision for income taxes.

Uncertain Tax Positions

As of September 30, 2021, Orion’s balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce Orion’s effective tax rate if recognized.

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

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended September 30, 2021, Orion issued 327 shares under the ESPP plan at a closing market price of $3.89.

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2021	496	5.73
Quarter Ended September 30, 2021	327	3.89
Total issued in fiscal 2022	823	$ 3.89 - 5.73

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales were effected pursuant to the ATM program through September 30, 2021.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Cost of product revenue	$1	$1	$3	$2
General and administrative	205	241	360	439
Sales and marketing	4	1	7	2
Research and development	1	8	2	16
Total	$211	$251	$372	$459

During the first six months of fiscal 2022, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2021	469,639	196,318
Awards granted	185,833	—
Awards vested or exercised	(227,366)	(31,045)
Awards forfeited	—	(22,045)
Awards outstanding at September 30, 2021	428,106	143,228
Per share price on grant date	$5.98	—

As of September 30, 2021, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.8 years, was approximately $1.7 million.

NOTE 18 — SEGMENTS

Orion has the following business segments: Orion Engineered Services Division ("OES"), Orion Distribution Services Division ("ODS"), and Orion U.S. Markets Division ("USM"). The accounting policies are the same for each business segment as they are on a consolidated basis.

Orion Engineered Systems Division

The OES segment develops and sells lighting products and provides construction, engineering and maintenance services for Orion's commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Segments:
Orion Engineered Systems	$26,952	$18,470	$4,281	$1,764
Orion Distribution Services	4,036	5,500	560	926
Orion U.S. Markets	5,522	2,311	1,297	304
Corporate and Other	—	—	(1,107)	(1,125)
	$36,510	$26,281	$5,031	$1,869

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Segments:
Orion Engineered Systems	$48,940	$20,726	$6,145	$(86)
Orion Distribution Services	13,322	12,129	2,682	1,678
Orion U.S. Markets	9,349	4,237	1,948	385
Corporate and Other	—	—	(2,326)	(2,153)
	$71,611	$37,092	$8,449	$(176)

Operating Income above includes a payroll tax credit for the three and six months ended September 30, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Impact of COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business was adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our 2020 fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the second half of fiscal 2021, we experienced a rebound in business. Project installations for our largest customer recommenced, as well installations for a new large specialty retail customer began, with no further significant COVID-19 impacts. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic. In addition, the COVID-19 pandemic has led to various supply chain challenges, especially related to shipping and logistics issues, component availability, rising input costs and a tight labor market.

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

As part of our response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020 we implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain restrictions have lessened in certain jurisdictions, some restrictions continue. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. In addition, we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if our customer agreements or a substantial volume of purchase orders under our customer agreements are delayed or terminated as a result of COVID-19. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on our business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced our revenue and profitability in the first half of fiscal 2021. If there is a resurgence of the COVID-19 pandemic, our markets and operations could be impacted and there could be a further material adverse financial impact.

Results of Operations - Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020		2021	2020
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$27,811	$20,260	37.3%	76.2%	77.1%
Service revenue	8,699	6,021	44.5%	23.8%	22.9%
Total revenue	36,510	26,281	38.9%	100.0%	100.0%
Cost of product revenue	18,864	14,402	31.0%	51.7%	54.8%
Cost of service revenue	6,858	4,616	48.6%	18.8%	17.6%
Total cost of revenue	25,722	19,018	35.3%	70.5%	72.4%
Gross profit	10,788	7,263	48.5%	29.5%	27.6%
General and administrative expenses	2,753	2,638	4.4%	7.5%	10.0%
Sales and marketing expenses	2,687	2,332	15.2%	7.4%	8.9%
Research and development expenses	317	424	(25.2)%	0.9%	1.6%
Income from operations	5,031	1,869	169.2%	13.8%	7.1%
Other income	—	35	(100.0)%	—	0.1%
Interest expense	(14)	(1)	1300.0%	(0.0)%	(0.0)%
Amortization of debt issue costs	(15)	(61)	(75.4)%	(0.0)%	(0.2)%
Income before income tax	5,002	1,842	171.6%	13.7%	7.0%
Income tax expense	1,343	(72)	NM	3.7%	(0.3)%
Net income	$3,659	$1,914	91.2%	10.0%	7.3%
*	NM - Not Meaningful

Revenue. Product revenue increased 37.3%, or $7.6 million, for the second quarter of fiscal 2022 versus the second quarter of fiscal 2021. Service revenue increased 44.5%, or $2.7 million, for the second quarter of fiscal 2022 versus the second quarter of fiscal 2021. The increase in product and service revenue was primarily due to an increase of installations from our existing large national retail customer, which represented 58.9% of total revenue in the second quarter of fiscal 2022.

Cost of Revenue and Gross Profit. Gross profit percentage increased to 29.5% of revenue in the second quarter of fiscal 2022 from 27.6% in the second quarter of fiscal 2021, due primarily to an improvement in product margin on the coverage of fixed costs with significantly higher sales volume, as well as a portion of a payroll tax credit. Cost of product revenue increased 31.0%, or $4.5 million, in the second quarter of fiscal 2022 versus the second quarter of fiscal 2021 due to the increase in our sales. Cost of service revenue increased 48.6%, or $2.2 million, in the second quarter of fiscal 2022 versus the second quarter of fiscal 2021 due to the increase in sales.

Operating Expenses

General and Administrative. General and administrative expenses increased 4.4%, or $0.1 million, in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. This comparative increase was primarily due to lower employment costs in fiscal 2021 as a result of COVID-19 related actions, partially offset by the payroll tax credit.

Sales and Marketing. Sales and marketing expenses increased 15.2%, or $0.4 million, in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. This comparative increase was primarily due to an increase in commission expense on higher sales and increased travel, partially offset by the payroll tax credit.

Research and Development. Research and development expenses decreased 25.2%, or $0.1 million, in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, primarily due to the payroll tax credit.

Interest Expense. Interest expense in the second quarter of fiscal 2022 increased $14 thousand compared to the second quarter of fiscal 2021. The increase in interest expense was primarily due to comparatively higher sales of receivables than in the prior year period.

Orion Engineered Systems Division

Our OES segment develops and sells lighting products and provides construction, engineering and maintenance services for our commercial lighting and energy management systems. OES provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OES segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Revenues	$26,952	$18,470	45.9%
Operating income	$4,281	$1,764	142.7%
Operating margin	15.9%	9.6%

OES segment revenue in the second quarter of fiscal 2022 increased $8.5 million from the second quarter of fiscal 2021 due to multiple projects put on hold in the prior year period as a result of COVID-19, including the projects with one large national account customer that represented 58.9% of total revenue in the second quarter of fiscal 2022. The project installations for this customer resumed during the second quarter of fiscal 2021. This sales increase led to a corresponding increase in operating income in this segment.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Revenues	$4,036	$5,500	(26.6)%
Operating income	$560	$926	(39.5)%
Operating margin	13.9%	16.8%

ODS segment revenue in the second quarter of fiscal 2022 decreased $1.5 million, compared to the second quarter of fiscal 2021, primarily due to a decrease in sales to one customer who represented 7.5% of total revenue in the second quarter of fiscal 2021. The decrease in sales resulted in a corresponding decrease in operating income in this segment based on operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Revenues	$5,522	$2,311	138.9%
Operating income	$1,297	$304	326.6%
Operating margin	23.5%	13.2%

USM segment revenue in the second quarter of fiscal 2022 increased $3.2 million, compared to the second quarter of fiscal 2021, primarily due to the impact of COVID-19 in the fiscal 2021 period, and resulted in a corresponding increase in operating income in this segment based on operating leverage.

Results of Operations - Six Months Ended September 30, 2021 versus Six Months Ended September 30, 2020

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Six Months Ended September 30,
	2021	2020		2021	2020
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$56,057	$29,961	87.1%	78.3%	80.8%
Service revenue	15,554	7,131	118.1%	21.7%	19.2%
Total revenue	71,611	37,092	93.1%	100.0%	100.0%
Cost of product revenue	38,297	21,631	77.0%	53.5%	58.3%
Cost of service revenue	12,296	5,563	121.0%	17.2%	15.0%
Total cost of revenue	50,593	27,194	86.0%	70.6%	73.3%
Gross profit	21,018	9,898	112.3%	29.4%	26.7%
General and administrative expenses	5,864	5,049	16.1%	8.2%	13.6%
Sales and marketing expenses	5,932	4,186	41.7%	8.3%	11.3%
Research and development expenses	773	839	(7.9)%	1.1%	2.3%
Income (loss) from operations	8,449	(176)	NM	11.8%	(0.5)%
Other income	1	44	(97.7)%	0.0%	0.1%
Interest expense	(33)	(50)	(34.0)%	(0.0)%	(0.1)%
Amortization of debt issue costs	(31)	(122)	(74.6)%	(0.0)%	(0.3)%
Income (loss) before income tax	8,386	(304)	NM	11.7%	(0.8)%
Income tax expense	2,217	1	NM	3.1%	0.0%
Net Income (loss)	$6,169	$(305)	NM	8.6%	(0.8)%
*	NM - Not Meaningful

Revenue. Product revenue increased 87.1%, or $26.1 million, for the first six months of fiscal 2022 versus the first six months of fiscal 2021. Service revenue increased 118.1%, or $8.4 million, for the first six months of fiscal 2022 versus the first six months of fiscal 2021. The increase in product and service revenue was primarily due to multiple projects put on hold in the prior year period as a result of COVID-19 concerns, including the projects for one large national account customer which represented 55.0% of total revenue in the first six months of fiscal 2022, but only 44.4% of total revenue in the first six months of fiscal 2021.

Cost of Revenue and Gross Profit. Gross profit percentage increased to 29.4% of revenue in the first six months of fiscal 2022 from 26.7% in the first six months of fiscal 2021, due primarily to an improvement in product margin on the coverage of fixed costs with significantly higher sales volume, as well as the payroll tax credit. Cost of product revenue increased 77.0%, or $16.7 million, in the first six months of fiscal 2022 versus the first six months of fiscal 2021 due to the increase in our sales. Cost of service revenue increased 121.0%, or $6.7 million, in the first six months of fiscal 2022 versus the first six months of fiscal 2021 due to the increase in sales.

Operating Expenses

General and Administrative. General and administrative expenses increased 16.1%, or $0.8 million, in the first six months of fiscal 2022 compared to the first six months of fiscal 2021. This comparative increase was primarily due to lower employment costs in fiscal 2021 as a result of COVID-19 related actions, partially offset by the payroll tax credit.

Sales and Marketing. Sales and marketing expenses increased 41.7%, or $1.7 million, in the first six months of fiscal 2022 compared to the first six months of fiscal 2021. This comparative increase was primarily due to an increase in commission expense on higher sales, partially offset by the payroll tax credit.

Research and Development. Research and development expenses decreased 7.9%, or $0.1 million, in the first six months of fiscal 2022 compared to the first six months of fiscal 2021. This comparative decrease was primarily due to the payroll tax credit.

Interest Expense. Interest expense in the first six months of fiscal 2022 decreased by 34.0%, or $17 thousand, from the first six months of fiscal 2021. The decrease in interest expense was primarily due to comparatively lower sales of receivables than in the prior year period.

Orion Engineered Systems Division

The following table summarizes our OES segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Revenues	$48,940	$20,726	136.1%
Operating income (loss)	$6,145	$(86)	NM
Operating margin	12.6%	(0.4)%
*	NM - Not Meaningful

OES segment revenue in the first six months of fiscal 2022 increased $28.2 million from the first six months of fiscal 2021 due to multiple projects put on hold in the prior year period as a result of COVID-19, including the projects with one large national account customer that represented 55.0% of total revenue in the first six months of fiscal 2022, but only 44.4% of total revenue in the first six months fiscal 2021. The project installations for this customer resumed during the first six months of fiscal 2021. This sales increase led to a corresponding increase in operating income in this segment.

Orion Distribution Services Division

The following table summarizes our ODS segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Revenues	$13,322	$12,129	9.8%
Operating income	2,682	1,678	59.8%
Operating margin	20.1%	13.8%

ODS segment revenue in the first six months of fiscal 2022 increased $1.2 million, compared to the first six months of fiscal 2021, primarily due to the increase of sales to one customer in the fiscal 2022 period, and resulted in a corresponding increase in operating income in this segment based on operating leverage.

Orion U.S. Markets Division

The following table summarizes our USM segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Revenues	$9,349	$4,237	120.7%
Operating income	$1,948	$385	406.0%
Operating margin	20.8%	9.1%

USM segment revenue in the first six months of fiscal 2022 increased $5.1 million, compared to the first six months of fiscal 2021, primarily due to the impact of COVID-19 in the fiscal 2021 period, and resulted in a corresponding increase in operating income in this segment based on operating leverage.

Liquidity and Capital Resources

Overview

We had approximately $14.7 million in cash and cash equivalents as of September 30, 2021, compared to $19.4 million at March 31, 2021. Our cash position decreased as a result of an increase in accounts receivable of $10.0 million, a decrease in accrued expenses of $1.9 million, and a non-controlling equity investment of $0.5 million, partially offset by net income of $6.2 million, and a decrease in revenue earned not billed of $0.7 million.

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

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,
	2021	2020
Operating activities	$(3,956)	$(14,138)
Investing activities	(802)	(427)
Financing activities	105	(2,062)
Decrease in cash and cash equivalents	$(4,653)	$(16,627)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first six months of fiscal 2022 was $4.0 million and consisted of our net income of $6.2 million adjusted for non-cash expense items of $3.5 million offset by working capital uses of $13.7 million, the largest of which was a $10.0 million increase in accounts receivable.

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

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.8 million in the first six months of fiscal 2022 consisted primarily of cash paid for a non-controlling equity stake in ndustrial, Inc. of $0.5 million and purchases of property and equipment.

Cash used in investing activities of $0.3 million in the first six months of fiscal 2021 consisted primarily of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $0.1 million in the first six months of fiscal 2022 consisted primarily of proceeds from employee equity exercises.

Cash used in financing activities of $2.1 million in the first six months of fiscal 2021 consisted primarily of net repayments of $(2.1) million on our Credit Facility.

Working Capital

Our net working capital as of September 30, 2021 was $34.7 million, consisting of $62.6 million in current assets and $27.8 million in current liabilities. Our net working capital as of March 31, 2021 was $26.2 million, consisting of $56.5 million in current assets and $30.4 million in current liabilities. Our current accounts receivable, net balance increased by $10.0 million from the fiscal 2021 year-end primarily due to the timing of invoicing and customer collections. Our accrued expenses decreased from our fiscal 2021 year-end by $1.9 million due primarily to a decrease in accrued project costs.

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2021, the borrowing base supports the full availability of the Credit Facility. As of September 30, 2021, no amounts were borrowed under the Credit Facility.

The Credit Agreement is secured by a first lien security interest in substantially all of our assets.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $15.5 million and $19.2 million as of September 30, 2021 and March 31, 2021, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic may extend this time period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been materially affected by inflation. We are monitoring input costs and cannot currently predict the future impact to our operations by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2021. For the six months ended September 30, 2021, there were no material changes in our accounting policies.

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

As of September 30, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the six months ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, we do not believe that the final resolution of any of such claims or legal proceedings will have a material adverse effect on our future results of operations.

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

10.1

Executive Employment and Severance Agreement, effective as of November 11, 2021, between Orion Energy Systems, Inc. and Michael H. Jenkins, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on November 4, 2021, is hereby incorporated by reference.*

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

+	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2021.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)