Form 10-Q
period 2021-12-31
ORION ENERGY SYSTEMS, INC.
filed 2022-02-09
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

There were 31,092,433 shares of the Registrant’s common stock outstanding on February 7, 2022.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2021	March 31, 2021
Assets
Cash and cash equivalents	$17,264	$19,393
Accounts receivable, net	12,287	13,572
Revenue earned but not billed	3,859	2,930
Inventories, net	18,722	19,554
Prepaid expenses and other current assets	2,308	1,082
Total current assets	54,440	56,531
Property and equipment, net	10,832	11,369
Other intangible assets, net	1,774	1,952
Deferred tax assets	17,445	19,785
Other long-term assets	7,407	3,184
Total assets	$91,898	$92,821
Liabilities and Shareholders’ Equity
Accounts payable	$11,771	$17,045
Accrued expenses and other	10,502	13,226
Deferred revenue, current	175	87
Current maturities of long-term debt	15	14
Total current liabilities	22,463	30,372
Revolving credit facility	—	—
Long-term debt, less current maturities	23	35
Deferred revenue, long-term	583	640
Other long-term liabilities	2,774	3,700
Total liabilities	25,843	34,747
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2021 and March 31, 2021; no shares issued and outstanding at December 31, 2021 and March 31, 2021	—	—
Common stock, no par value: Shares authorized: 200,000,000 at December 31, 2021 and March 31, 2021; shares issued: 40,573,654 at December 31, 2021 and 40,279,050 at March 31, 2021; shares outstanding: 31,097,433 at December 31, 2021 and 30,805,300 at March 31, 2021	—	—
Additional paid-in capital	158,197	157,485
Treasury stock, common shares: 9,476,221 at December 31, 2021 and 9,473,750 at March 31, 2021	(36,242)	(36,240)
Retained deficit	(55,900)	(63,171)
Total shareholders’ equity	66,055	58,074
Total liabilities and shareholders’ equity	$91,898	$92,821

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Product revenue	$22,203	$31,929	$78,260	$61,890
Service revenue	8,511	12,322	24,065	19,453
Total revenue	30,714	44,251	102,325	81,343
Cost of product revenue	16,427	23,203	54,724	44,834
Cost of service revenue	6,646	10,042	18,942	15,605
Total cost of revenue	23,073	33,245	73,666	60,439
Gross profit	7,641	11,006	28,659	20,904
Operating expenses:
General and administrative	2,873	3,030	8,737	8,079
Acquisition costs	178	—	178	—
Sales and marketing	2,862	3,120	8,794	7,306
Research and development	396	391	1,169	1,230
Total operating expenses	6,309	6,541	18,878	16,615
Income from operations	1,332	4,465	9,781	4,289
Other income (expense):
Other income	—	12	1	56
Interest expense	(26)	(1)	(59)	(51)
Amortization of debt issue costs	(15)	(20)	(46)	(142)
Loss on debt extinguishment	—	(90)	—	(90)
Total other expense	(41)	(99)	(104)	(227)
Income before income tax	1,291	4,366	9,677	4,062
Income tax expense	189	51	2,406	52
Net income	$1,102	$4,315	$7,271	$4,010
Basic net income per share attributable to common shareholders	$0.04	$0.14	$0.23	$0.13
Weighted-average common shares outstanding	31,084,710	30,735,722	30,992,475	30,586,196
Diluted net income per share	$0.04	$0.14	$0.23	$0.13
Weighted-average common shares and share equivalents outstanding	31,234,925	31,320,427	31,273,703	31,289,359

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2021	30,805,300	$157,485	$(36,240)	$(63,171)	$58,074
Exercise of stock options for cash	24,045	101	—	—	101
Shares issued under Employee Stock Purchase Plan	496	—	3	—	3
Stock-based compensation	171,470	160	—	—	160
Employee tax withholdings on stock-based compensation	(610)	—	(4)	—	(4)
Net income	—	—	—	2,510	2,510
Balance, June 30, 2021	31,000,701	$157,746	$(36,241)	$(60,661)	$60,844
Exercise of stock options for cash	7,000	18	—	—	18
Shares issued under Employee Stock Purchase Plan	327	—	1	—	1
Stock-based compensation	55,896	211	—	—	211
Employee tax withholdings on stock-based compensation	(294)	—	(1)	—	(1)
Net income	—	—	—	3,659	3,659
Balance, September 30, 2021	31,063,630	$157,975	$(36,241)	$(57,002)	$64,732
Exercise of stock options for cash	800	2	—	—	2
Shares issued under Employee Stock Purchase Plan	355	—	1	—	1
Stock-based compensation	32,648	220	—	—	220
Employee tax withholdings on stock-based compensation	(2,745)	—	(2)	—	(2)
Net income	—	—	—	1,102	1,102
Balance, December 31, 2021	31,094,688	$158,197	$(36,242)	$(55,900)	$66,055

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

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2021	2020
Operating activities
Net income	$7,271	$4,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	936	889
Amortization of intangible assets	158	225
Stock-based compensation	591	611
Amortization of debt issue costs	46	142
Loss on debt extinguishment	—	90
Deferred income tax	2,340	—
(Gain) loss on sale of property and equipment	(77)	6
Provision for inventory reserves	426	185
Provision for bad debts	8	—
Other	30	9
Changes in operating assets and liabilities:
Accounts receivable	1,276	(13,208)
Revenue earned but not billed	(930)	(959)
Inventories	383	(4,196)
Prepaid expenses and other assets	(1,292)	339
Accounts payable	(5,231)	(304)
Accrued expenses and other	(3,651)	6,555
Deferred revenue, current and long-term	31	(38)
Net cash provided by (used in) operating activities	2,315	(5,644)
Investing activities
Cash to fund acquisition	(3,697)	—
Cash paid for investment	(500)	—
Purchases of property and equipment	(465)	(658)
Additions to patents and licenses	(8)	(43)
Proceeds from sale of property, plant and equipment	122	—
Net cash used in investing activities	(4,548)	(701)
Financing activities
Payment of long-term debt	(11)	(32)
Proceeds from revolving credit facility	—	8,000
Payments of revolving credit facility	—	(18,013)
Payments to settle employee tax withholdings on stock-based compensation	(7)	(22)
Deferred financing costs	(4)	(212)
Net proceeds from employee equity exercises	126	152
Net cash provided by (used in) financing activities	104	(10,127)
Net decrease in cash and cash equivalents	(2,129)	(16,472)
Cash and cash equivalents at beginning of period	19,393	28,751
Cash and cash equivalents at end of period	$17,264	$12,279
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$355

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

NOTE 2 — IMPACT OF COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Orion’s business was adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our 2020 fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the second half of fiscal 2021, Orion experienced a rebound in business. Project installations for their largest customer recommenced, as well installations for a new large specialty retail customer began, with no further significant COVID-19 impacts. However, during fiscal 2022, there have been customer delays on several larger LED lighting and controls projects, primarily caused by the response of customers to ongoing supply chain disruptions and renewed COVID-19 related impacts to their businesses.

As an essential business, Orion provides products and services to ensure energy and lighting infrastructure and we therefore have continued to operate throughout the pandemic. Orion has implemented a number of safety protocols, including limiting travel and restricting access to their facilities along with monitoring processes, physical distancing, physical barriers, enhanced cleaning procedures and requiring face coverings.

As part of Orion’s response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020 they implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain restrictions have lessened in certain jurisdictions, some restrictions continue. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to Orion business practices, including any future actions they take, may cause them to experience reductions in productivity and disruptions to their business routines. In addition, Orion is required to make substantial working capital expenditures and advance inventory purchases that they may not be able to recoup if our customer agreements or a substantial volume of purchase orders under their customer agreements are delayed or terminated as a result of COVID-19. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on Orion’s business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced their revenue and profitability in the first half of fiscal 2021. If the resurgence of the COVID-19 pandemic continues, or a future resurgence occurs, Orion’s markets and operations could be impacted and there could be a further material adverse financial impact.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Orion and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Orion's cash is primarily deposited with one financial institution. At times, deposits in this institution exceeds the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three and nine months ended December 31, 2021, no suppliers accounted for more than 10.0% of total cost of revenue. For the three and nine months ended December 31, 2020, no suppliers accounted for more than 10.0% of total cost of revenue.

For the three and nine months ended December 31, 2021, one customer accounted for 48.6% and 53.0% of total revenue, respectively. For the three months ended December 31, 2020, two customers accounted for 65.1 % and 11.1% of total revenue, respectively. For the nine months ended December 31, 2020, one customer accounted for 55.7% of total revenue.

As of December 31, 2021, one customer accounted for 44.4% of accounts receivable. As of March 31, 2021, three customers accounted for 33.9%, 16.4% and 10.1% of accounts receivable, respectively.

Recent Accounting Pronouncements

Issued: Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for Orion for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Orion is currently evaluating the impact of adoption of this standard on its consolidated statements of operations, cash flows and the related footnote disclosures.

NOTE 4 — REVENUE

The following tables provide detail of Orion’s total revenue for the three and nine months ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended December 31, 2021			Nine Months Ended December 31, 2021
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$104	$197	$301	$703	$605	$1,308
Commercial and industrial	21,730	8,314	30,044	76,269	23,460	99,729
Total lighting	21,834	8,511	30,345	76,972	24,065	101,037
Solar energy related revenues	8	—	8	36	—	36
Total revenues from contracts with customers	21,842	8,511	30,353	77,008	24,065	101,073
Revenue accounted for under other guidance	361	—	361	1,252	—	1,252
Total revenue	$22,203	$8,511	$30,714	$78,260	$24,065	$102,325

	Three Months Ended December 31, 2020			Nine Months Ended December 31, 2020
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$177	$323	$500	$312	$349	$661
Commercial and industrial	31,006	11,999	43,005	59,257	19,104	78,361
Total lighting	31,183	12,322	43,505	59,569	19,453	79,022
Solar energy related revenues	7	—	7	49	—	49
Total revenues from contracts with customers	31,190	12,322	43,512	59,618	19,453	79,071
Revenue accounted for under other guidance	739	—	739	2,272	—	2,272
Total revenue	$31,929	$12,322	$44,251	$61,890	$19,453	$81,343

From time to time, Orion sells the receivables from one customer to a financing institution. The total amount received from the sales of these receivables during the three and nine months ended December 31, 2021, was $0 and $2.4 million, respectively. Orion’s losses on these sales were $9 thousand and $8 thousand, for the three and nine months ended December 31, 2021, respectively and are included in Interest expense in the Condensed Consolidated Statements of Operations.

The total amount received from the sales of these receivables during the three and nine months ended December 31, 2020 was $0 and $2.3 million, respectively. Orion’s losses on these sales were $0 and $9 thousand, respectively, for the three and nine months ended December 31, 2020 and are included in Interest expense in the Condensed Consolidated Statement of Operations.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of December 31, 2021 and March 31, 2021 (dollars in thousands):

	December 31, 2021	March 31, 2021
Accounts receivable, net	$12,287	$13,572
Contract assets	$3,414	$2,367
Contract liabilities	$99	$11

There were no significant changes in the contract assets outside of standard reclassifications to accounts receivable, net upon billing. There were no significant changes to contract liabilities.

NOTE 5 — ACCOUNTS RECEIVABLE, NET

As of December 31, 2021, and March 31, 2021, Orion's accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	December 31, 2021	March 31, 2021
Accounts receivable, gross	$12,292	$13,583
Allowance for doubtful accounts	(5)	(11)
Accounts receivable, net	$12,287	$13,572

NOTE 6 — INVENTORIES, NET

As of December 31, 2021, and March 31, 2021, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of December 31, 2021
Raw materials and components	$10,367	$(1,130)	$9,237
Work in process	1,167	(309)	858
Finished goods	9,309	(682)	8,627
Total	$20,843	$(2,121)	$18,722

As of March 31, 2021
Raw materials and components	$12,410	$(967)	$11,443
Work in process	758	(356)	402
Finished goods	8,295	(586)	7,709
Total	$21,463	$(1,909)	$19,554

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2021, and March 31, 2021, prepaid expenses and other current assets include the following (dollars in thousands):

	December 31, 2021	March 31, 2021
Payroll tax credit	$1,587	$—
Other prepaid expenses	721	1,082
Total	$2,308	$1,082

During the three months ended September 30, 2021, Orion recorded a $1.6 million current asset for the anticipated employee retention payroll tax credit (“payroll tax credit”), as expanded and extended by the American Rescue Plan Act of 2021. The credit was recorded as an offset to payroll expense, in accordance with IAS 20, in the following income statement categories: $0.7 million in cost of product revenue, $0.1 million in cost of service revenue, $0.3 million in general and administrative, $0.4 million in sales and marketing, and $0.1 million in research and development expenses. The timing of the refundable portion of the payroll tax credit is subject to Internal Revenue Service processing times.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

As of December 31, 2021, and March 31, 2021, property and equipment, net, included the following (dollars in thousands):

	December 31, 2021	March 31, 2021
Land and land improvements	$433	$433
Buildings and building improvements	9,491	9,477
Furniture, fixtures and office equipment	7,582	7,372
Leasehold improvements	434	340
Equipment leased to customers	4,997	4,997
Plant equipment	10,994	12,451
Construction in Progress	46	135
Gross property and equipment	33,977	35,205
Less: accumulated depreciation	(23,145)	(23,836)
Total property and equipment, net	$10,832	$11,369

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	December 31, 2021	March 31, 2021
Assets
Operating lease assets	Other long-term assets	$2,183	$2,585
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$682	$647
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,128	2,642
Total lease liabilities		$2,810	$3,289

Orion had operating lease costs of $0.2 million and $0.7 million for the three and nine months ended December 31, 2021. Orion had operating lease costs of $0.2 million and $0.6 million for the three and nine months ended December 31, 2020.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2022 (period remaining)	$202
Fiscal 2023	820
Fiscal 2024	746
Fiscal 2025	735
Fiscal 2026	628
Total lease payments	$3,131
Less: Interest	(321)
Present value of lease liabilities	$2,810

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three and nine months ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Product revenue	$342	$721	$993	$2,097
Cost of product revenue	$306	$662	$889	$1,913

NOTE 10 — OTHER INTANGIBLE ASSETS, NET

As of December 31, 2021, and March 31, 2021, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	December 31, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,650	$(1,888)	$762	$2,796	$(1,875)	$921
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks (indefinite lived)	1,012	—	1,012	1,011	—	1,011
Customer relationships	3,600	(3,600)	—	3,600	(3,591)	9
Developed technology	900	(900)	—	900	(889)	11
Total	$8,220	$(6,446)	$1,774	$8,365	$(6,413)	$1,952

Amortization expense on intangible assets was $45 thousand and $0.2 million for the three and nine months ended December 31, 2021, respectively.

Amortization expense on intangible assets was $0.1 million and $0.2 million for the three and nine months ended December 31, 2020, respectively.

As of December 31, 2021, the weighted average remaining useful life of intangible assets was 8.6 years.

The estimated amortization expense for the remainder of fiscal 2022, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2022 (period remaining)	$45
Fiscal 2023	109
Fiscal 2024	105
Fiscal 2025	96
Fiscal 2026	86
Fiscal 2027	73
Thereafter	248
Total	$762

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of December 31, 2021, and March 31, 2021, accrued expenses and other included the following (dollars in thousands):

	December 31, 2021	March 31, 2021
Accrued project costs	$3,102	$5,010
Compensation and benefits	2,089	2,851
Other accruals	2,034	1,730
Sales tax	1,141	1,318
Credits due to customers	987	1,009
Warranty	822	705
Sales returns reserve	166	106
Legal and professional fees	161	497
Total	$10,502	$13,226

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Beginning of period	$1,014	$885	$1,009	$1,069
Accruals	123	370	328	531
Warranty claims (net of vendor reimbursements)	(186)	(219)	(386)	(564)
End of period	$951	$1,036	$951	$1,036

NOTE 12 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. Net income per common share is calculated based upon the following shares:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income (in thousands)	$1,102	$4,315	$7,271	$4,010
Denominator:
Weighted-average common shares outstanding	31,084,710	30,735,722	30,992,475	30,586,196
Weighted-average common shares and common share equivalents outstanding	31,234,925	31,320,427	31,273,703	31,289,359
Net income per common share:
Basic	$0.04	$0.14	$0.23	$0.13
Diluted	$0.04	$0.14	$0.23	$0.13

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Common stock options	—	—	—	—
Restricted shares	203,636	—	17,803	—
Total	203,636	—	17,803	—

NOTE 13 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	December 31, 2021	March 31, 2021
Revolving credit facility	$—	$—
Equipment debt obligations	38	49
Total long-term debt	38	49
Less current maturities	(15)	(14)
Long-term debt, less current maturities	$23	$35

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2021, the borrowing base supports $24.2 million availability of the Credit Facility. As of December 31, 2021, no amounts were borrowed under the Credit Facility.

As of December 31, 2021, Orion was in compliance with all debt covenants.

Equipment Debt Obligations

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% per annum, respectively, and both debts mature in January 2024.

NOTE 14 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended December 31, 2021 and 2020, Orion recorded income tax expense of $0.2 million and $0.1 million, respectively, using this methodology. For the nine months ended December 31, 2021 and 2020, Orion recorded income tax expense of $2.4 million and $0.1 million, respectively, using this methodology.

As of December 31, 2021 and March 31, 2021, Orion recorded a valuation allowance of $1.3 million against its net deferred tax asset balance. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the more or less of its deferred tax assets are able to be realized, an adjustment to the valuation allowance would be reflected in the company’s provision for income taxes.

Uncertain Tax Positions

As of December 31, 2021, Orion’s balance of gross unrecognized tax benefits was approximately $0.4 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 16 — SHAREHOLDERS’ EQUITY

Shareholder Rights Plan

On January 3, 2019, Orion entered into Amendment No. 1 to the Rights Agreement, which amended the Rights Agreement dated as of January 7, 2009 and extended its terms by three years to January 7, 2022. In December 2021, Orion’s Board of Directors announced that it had decided to allow the Rights Agreement to terminate and expire by its terms on January 7, 2022.

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended December 31, 2021, Orion issued 355 shares under the ESPP plan at a closing market price of $3.62.

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2021	496	5.73
Quarter Ended September 30, 2021	327	3.89
Quarter Ended December 31, 2021	355	3.62
Total issued in fiscal 2022	1,178	$ 3.62 - 5.73

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales were effected pursuant to the ATM program through December 31, 2021.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of product revenue	$1	$1	$4	$3
General and administrative	214	143	574	581
Sales and marketing	3	7	10	24
Research and development	1	1	3	3
Total	$219	$152	$591	$611

During the first nine months of fiscal 2022, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2021	469,639	196,318
Awards granted	235,833	—
Awards vested or exercised	(260,014)	(31,845)
Awards forfeited	—	(22,045)
Awards outstanding at December 31, 2021	445,458	142,428
Per share weighted average price on grant date	$5.59	—

As of December 31, 2021, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 3.0 years, was approximately $3.3 million.

NOTE 18 — SEGMENTS

Orion has the following business segments: Orion Services Group Division ("OSG"), Orion Distribution Services Division ("ODS"), and Orion U.S. Markets Division ("USM"). The accounting policies are the same for each business segment as they are on a consolidated basis.

Orion Services Group Division

The OSG segment develops and sells lighting products and provides construction, engineering along with installation and maintenance services for Orion's commercial lighting and energy management systems. OSG provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2021	2020	2021	2020
Segments:
Orion Services Group	$20,021	$36,669	$970	$4,820
Orion Distribution Services	4,942	3,934	491	193
Orion U.S. Markets	5,751	3,648	1,250	731
Corporate and Other	—	—	(1,379)	(1,279)
	$30,714	$44,251	$1,332	$4,465

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Segments:
Orion Services Group	$68,961	$57,395	$7,115	$4,634
Orion Distribution Services	18,264	16,063	3,173	1,957
Orion U.S. Markets	15,100	7,885	3,198	1,128
Corporate and Other	—	—	(3,705)	(3,430)
	$102,325	$81,343	$9,781	$4,289

Operating Income above includes a payroll tax credit, in accordance with IAS 20, for the nine months ended December 31, 2021.

NOTE 19 — SUBSEQUENT EVENTS

Effective on January 1, 2022, Orion acquired all of the issued and outstanding capital stock of Stay-Lite Lighting, Inc. (“Stay-Lite Lighting”), a nationwide lighting and electrical maintenance service provider, for a cash purchase price of $3.7 million, subject to normal and customary closing adjustments (the “Stay-Lite Acquisition”). Orion funded the cash purchase price of $3.7 million in advance on December 31, 2021 and is recorded in Other long-term assets in Orion’s balance sheet.  In addition, depending upon the relative gross profit growth of Stay-Lite Lighting’s legacy business over the next two calendar years, Orion could pay up to an additional $0.7 million in earn-out related purchase price. The acquisition was funded from existing cash resources. Stay-Lite Lighting will operate as Stay-Lite Lighting, an Orion Energy Systems business. The acquisition accelerates the growth of the Orion Maintenance Services business, a part of Orion Services Group, which provides lighting and electrical services to customers.

The initial preliminary estimated fair values of the assets and liabilities acquired are as follows (dollars in thousands):

Cash	$150
Accounts Receivable	3,267
Inventory	250
Other Current Assets	172
Fixed Assets	650
Accounts Payable	(992)
Accrued Payroll and Other Liabilities	(385)

None of these amounts are recognized in the accompanying financial statements because the acquisition date occurred subsequent to December 31, 2021. The accounting for the acquisition and the purchase price allocation is preliminary and incomplete as the Company is still in the process of estimating the fair value of identifiable intangibles and contingent consideration associated with this acquisition.

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

Beginning in fiscal 2021, we have successfully capitalized on our capability of being a full service, turnkey provider of LED lighting and controls systems with design, build, installation and project management services, as we continued a very large project for a major national account. As a result of this success, we have begun to evolve our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This further expansion of our products and services includes pursuing projects to develop recurring revenue streams, including providing lighting and electrical maintenance services and utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We also plan to pursue the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers.

We currently plan on investing significant time, resources and capital into expanding our offerings in these areas with no expectation that they will result in us realizing material revenue in the near term and without any assurance they will succeed or be profitable. In fact, it is likely that these efforts will reduce our profitability, at least in the near term as we invest resources and incur expenses to develop these offerings. While we intend to pursue these expansion strategies organically, we also are actively exploring potential business acquisitions which would more quickly add these types of expanded and different capabilities to our product and services offerings. These efforts resulted in our acquisition of Stay-Lite Lighting on January 1, 2022. It is possible that one or more of such potential acquisitions, if successfully completed, could significantly change, and potentially transform, the nature and extent of our business.

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

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Orion has three reportable segments: Orion Services Group Division ("OSG"), and Orion Distribution Services Division ("ODS"), and Orion U.S. Markets Division (“USM”).

Impact of COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business was adversely impacted by measures taken by government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our 2020 fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the second half of fiscal 2021, we experienced a rebound in business. Project installations for our largest customer recommenced, as well installations for a new large specialty retail customer began, with no further significant COVID-19 impacts. However, during fiscal 2022, there have been customer delays on several larger LED lighting and controls projects, primarily caused by the response of customers to ongoing supply chain disruptions and renewed COVID-19 related impacts to their businesses.

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

As part of our response to the impacts of the COVID-19 pandemic, during the fourth quarter of fiscal 2020 we implemented a number of cost reduction and cash conservation measures, including reducing headcount. While certain restrictions have lessened in certain jurisdictions, some restrictions continue. Some customers and projects are in areas where travel restrictions have been imposed, certain customers have either closed or reduced on-site activities, and timelines for the completion of several projects have been delayed, extended or terminated. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. In addition, we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if our customer agreements or a substantial volume of purchase orders under our customer agreements are delayed or terminated as a result of COVID-19. At this time, it is not possible to predict the overall impact the COVID-19 pandemic will have on our business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced our revenue and profitability in the first half of fiscal 2021. If the resurgence of the COVID-19 pandemic continues, or a future resurgence occurs, our markets and operations could be impacted and there could be a further material adverse financial impact.

Acquisition of Stay-Lite Lighting

Effective on January 1, 2022, we acquired all of the issued and outstanding capital stock of Stay-Lite Lighting, a nationwide lighting and electrical maintenance service provider, for a cash purchase price of $3.7 million, subject to normal and customary closing adjustments. In addition, depending upon the relative gross profit growth of Stay-Lite Lighting’s legacy business over the next two calendar years, Orion could pay up to an additional $0.7 million in earn out related purchase price. The acquisition was funded from existing cash resources. Stay-Lite Lighting will operate as Stay-Lite, an Orion Energy Systems business. The acquisition accelerates the growth of the Orion Maintenance Services business, a part of Orion Services Group, which provides lighting and electrical services to customers.

Results of Operations - Three Months Ended December 31, 2021 versus Three Months Ended December 31, 2020

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended December 31,
	2021	2020		2021	2020
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$22,203	$31,929	(30.5)%	72.3%	72.2%
Service revenue	8,511	12,322	(30.9)%	27.7%	27.8%
Total revenue	30,714	44,251	(30.6)%	100.0%	100.0%
Cost of product revenue	16,427	23,203	(29.2)%	53.5%	52.4%
Cost of service revenue	6,646	10,042	(33.8)%	21.6%	22.7%
Total cost of revenue	23,073	33,245	(30.6)%	75.1%	75.1%
Gross profit	7,641	11,006	(30.6)%	24.9%	24.9%
General and administrative expenses	2,873	3,030	(5.2)%	9.4%	6.8%
Acquisition costs	178	—	NM	1.1%	—
Sales and marketing expenses	2,862	3,120	(8.3)%	9.3%	7.1%
Research and development expenses	396	391	1.3%	1.3%	0.9%
Income from operations	1,332	4,465	(70.2)%	4.3%	10.1%
Other income	—	12	(100.0)%	—	0.0%
Interest expense	(26)	(1)	2500.0%	(0.1)%	(0.0)%
Amortization of debt issue costs	(15)	(20)	(25.0)%	(0.0)%	(0.0)%
Loss on debt extinguishment	—	(90)	100.0%	—	(0.4)%
Income before income tax	1,291	4,366	(70.4)%	4.2%	9.9%
Income tax expense	189	51	270.6%	0.6%	0.1%
Net income	$1,102	$4,315	(74.5)%	3.6%	9.8%

*NM - Not Meaningful

Revenue. Product revenue decreased 30.5%, or $9.7 million, for the third quarter of fiscal 2022 versus the third quarter of fiscal 2021. Service revenue decreased 30.9%, or $3.8 million, for the third quarter of fiscal 2022 versus the third quarter of fiscal 2021. The decrease in product and service revenue was due to lower project revenues from our largest customer and other customer delays on several larger LED lighting and controls projects, primarily caused by the response of customers to supply chain disruptions and COVID-19 related impacts to our businesses. This includes installations from our existing large national retail customer, which represented 48.6% of total revenue in the third quarter of fiscal 2022.

Cost of Revenue and Gross Profit. Gross profit percentage remained flat at 24.9% of revenue in the third quarter of fiscal 2022 and the third quarter of fiscal 2021. Cost of product revenue decreased 29.2%, or $6.8 million, in the third quarter of fiscal 2022 versus the third quarter of fiscal 2021 due to the decrease in our sales. Cost of service revenue decreased 33.8%, or $3.4 million, in the third quarter of fiscal 2022 versus the third quarter of fiscal 2021 also due to the decrease in sales.

Operating Expenses

General and Administrative. General and administrative expenses decreased 5.2%, or $0.2 million, in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. This comparative decrease was primarily due to lower compensation costs in fiscal 2021 as a result of the reduction in revenue forecast.

Sales and Marketing. Sales and marketing expenses decreased 8.3%, or $0.3 million, in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. This comparative decrease was primarily due to a reduction in commission expense on lower sales and decreased travel.

Research and Development. Research and development expenses is relatively flat, in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021.

Interest Expense. Interest expense in the third quarter of fiscal 2022 increased $25 thousand compared to the third quarter of fiscal 2021. The increase in interest expense was primarily due to unused borrowing fees.

Orion Services Group Division

Our OSG segment develops and sells lighting products and provides construction, engineering along with installation and maintenance services for our commercial lighting and energy management systems. OSG provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OSG segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Revenues	$20,021	$36,669	(45.4)%
Operating income	$970	$4,820	(79.9)%
Operating margin	4.8%	13.1%

OSG segment revenue in the third quarter of fiscal 2022 decreased $16.6 million from the third quarter of fiscal 2021. The decrease in revenue was due to a reduction of project volume from our largest customer and other customer delays on several larger LED lighting and controls projects, primarily caused by the response of customers to supply chain disruptions and COVID-19 related impacts to our businesses. This sales decrease led to a corresponding decrease in operating income in this segment.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Revenues	$4,942	$3,934	25.6%
Operating income	$491	$193	154.4%
Operating margin	9.9%	4.9%

ODS segment revenue in the third quarter of fiscal 2022 increased $1.0 million, compared to the third quarter of fiscal 2021, primarily due to growth of two customers in the third quarter of fiscal 2022. The increase in sales resulted in a corresponding increase in operating income in this segment based on operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Revenues	$5,751	$3,648	57.6%
Operating income	$1,250	$731	71.0%
Operating margin	21.7%	20.0%

USM segment revenue in the third quarter of fiscal 2022 increased $2.1 million, compared to the third quarter of fiscal 2021, primarily due to a reduction in the impact of Covid-19 on customers in this segment in the fiscal 2022 period compared to fiscal 2021. The increase in sales resulted in a corresponding increase in operating income in this segment based on operating leverage.

Results of Operations - Nine Months Ended December 31, 2021 versus Nine Months Ended December 31, 2020

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Nine Months Ended December 31,
	2021	2020		2021	2020
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$78,260	$61,890	26.5%	76.5%	76.1%
Service revenue	24,065	19,453	23.7%	23.5%	23.9%
Total revenue	102,325	81,343	25.8%	100.0%	100.0%
Cost of product revenue	54,724	44,834	22.1%	53.5%	55.1%
Cost of service revenue	18,942	15,605	21.4%	18.5%	19.2%
Total cost of revenue	73,666	60,439	21.9%	72.0%	74.3%
Gross profit	28,659	20,904	37.1%	28.0%	25.7%
General and administrative expenses	8,737	8,079	8.1%	8.5%	9.9%
Acquisition costs	178	—	NM	0.3%	—
Sales and marketing expenses	8,794	7,306	20.4%	8.6%	9.0%
Research and development expenses	1,169	1,230	(5.0)%	1.1%	1.5%
Income from operations	9,781	4,289	128.0%	9.6%	5.3%
Other income	1	56	(98.2)%	0.0%	0.1%
Interest expense	(59)	(51)	15.7%	(0.1)%	(0.1)%
Amortization of debt issue costs	(46)	(142)	(67.6)%	(0.0)%	(0.2)%
Loss on debt extinguishment	—	(90)	100.0%	—	(0.2)%
Income before income tax	9,677	4,062	138.2%	9.5%	5.0%
Income tax expense	2,406	52	4526.9%	2.4%	0.1%
Net Income	$7,271	$4,010	81.3%	7.1%	4.9%

Revenue. Product revenue increased 26.5%, or $16.4 million, for the first nine months of fiscal 2022 versus the first nine months of fiscal 2021. Service revenue increased 23.7%, or $4.6 million, for the first nine months of fiscal 2022 versus the first nine months of fiscal 2021. The increase in product and service revenue was primarily due to multiple projects put on hold in the prior year period as a result of COVID-19 concerns, including the projects for one large national account customer which increased 19.9% in the first nine months of fiscal 2022 versus the first nine months of fiscal 2021.

Cost of Revenue and Gross Profit. Gross profit percentage increased to 28.0% of revenue in the first nine months of fiscal 2022 from 25.7% in the first nine months of fiscal 2021, due primarily to an improvement in product margin on the coverage of fixed costs with significantly higher sales volume, as well as a payroll tax credit. Cost of product revenue increased 22.1%, or $9.9 million, in the first nine months of fiscal 2022 versus the first nine months of fiscal 2021 due to the increase in our sales. Cost of service revenue increased 21.4%, or $3.3 million, in the first nine months of fiscal 2022 versus the first nine months of fiscal 2021 due to the increase in sales.

Operating Expenses

General and Administrative. General and administrative expenses increased 8.1%, or $0.7 million, in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. This comparative increase was primarily due to lower employment costs in fiscal 2021 as a result of COVID-19 related actions and partially offset by the payroll tax credit.

Sales and Marketing. Sales and marketing expenses increased 20.4%, or $1.5 million, in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. This comparative increase was primarily due to an increase in commission expense on higher sales, partially offset by the payroll tax credit.

Research and Development. Research and development expenses decreased 5.0%, or $0.1 million, in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. This comparative decrease was primarily due to the payroll tax credit.

Orion Services Group Division

The following table summarizes our OSG segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Revenues	$68,961	$57,395	20.2%
Operating income	$7,115	$4,634	53.5%
Operating margin	10.3%	8.1%

OSG segment revenue in the first nine months of fiscal 2022 increased $11.6 million from the first nine months of fiscal 2021 due to multiple projects put on hold in the prior year period as a result of COVID-19, including the projects with one large national account customer that increased 19.9% in the first nine months of fiscal 2022 versus the first nine months fiscal 2021. This sales increase led to a corresponding increase in operating income in this segment.

Orion Distribution Services Division

The following table summarizes our ODS segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Revenues	$18,264	$16,063	13.7%
Operating income	3,173	1,957	62.1%
Operating margin	17.4%	12.2%

ODS segment revenue in the first nine months of fiscal 2022 increased $2.2 million, compared to the first nine months of fiscal 2021, primarily due to the increase of sales to one customer in the fiscal 2022 period and overall increased engagement in the segment. The increase in revenue resulted in a corresponding increase in operating income in this segment based on operating leverage.

Orion U.S. Markets Division

The following table summarizes our USM segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Revenues	$15,100	$7,885	91.5%
Operating income	$3,198	$1,128	183.5%
Operating margin	21.2%	14.3%

USM segment revenue in the first nine months of fiscal 2022 increased $7.2 million, compared to the first nine months of fiscal 2021, primarily due to the impact of COVID-19 in the fiscal 2021 period, and resulted in a corresponding increase in operating income in this segment based on operating leverage.

Liquidity and Capital Resources

Overview

We believe our existing cash and operating cash flow provide us with the financial flexibility needed to meet our capital requirements, including to fund targeted capital expenditures, acquisitions and working capital for one year from the date of this report, as well as our longer-term capital requirements for periods beyond at least one year from the date of this report.

We had approximately $17.3 million in cash and cash equivalents as of December 31, 2021, compared to $19.4 million at March 31, 2021. Our cash position decreased as a result of cash funding for the Stay-Lite acquisition of $3.7 million and a non-controlling equity investment of $0.5 million, partially offset by changes in working capital.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended December 31,
	2021	2020
Operating activities	$2,315	$(5,644)
Investing activities	(4,548)	(701)
Financing activities	104	(10,127)
Decrease in cash and cash equivalents	$(2,129)	$(16,472)

Cash Flows Related to Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the first nine months of fiscal 2022 was $2.3 million and consisted of our net income of $7.3 million adjusted for non-cash expense items of $4.4 million offset by working capital uses of $9.4 million, the largest of which was a $5.2 million decrease in accounts payable.

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

Cash Flows Related to Investing Activities. Cash used in investing activities of $4.5 million in the first nine months of fiscal 2022 consisted primarily $3.7 million of cash funded for the acquisition of Stay-Lite Lighting, and an investment of a non-controlling equity stake in ndustrial, Inc. of $0.5 million and purchases of property and equipment.

Cash used in investing activities of $0.7 million in the first nine months of fiscal 2021 consisted primarily of purchases of tooling and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $0.1 million in the first nine months of fiscal 2022 consisted primarily of proceeds from employee equity exercises.

Cash used in financing activities of $10.1 million in the first nine months of fiscal 2021 consisted primarily of net repayments of $10.0 million on our Prior Credit Agreement.

Working Capital

Our net working capital as of December 31, 2021 was $32.0 million, consisting of $54.4 million in current assets and $22.5 million in current liabilities. Our net working capital as of March 31, 2021 was $26.2 million, consisting of $56.5 million in current assets and $30.4 million in current liabilities. Our current accounts payable balance decreased by $5.3 million from the fiscal 2021 year-end primarily due to the reduction in third quarter revenue and timing of invoicing and customer collections. Our accrued expenses decreased from our fiscal 2021 year-end by $2.7 million due primarily to a decrease in accrued project costs.

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2021, the borrowing base supports $24.2 million availability of the Credit Facility. As of December 31, 2021, no amounts were borrowed under the Credit Facility.

The Credit Agreement is secured by a first lien security interest in substantially all of our assets.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $16.2 million and $19.2 million as of December 31, 2021 and March 31, 2021, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic may extend this time period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

Our results from operations have not been materially affected by inflation. We are monitoring input costs and cannot currently predict the future impact to our operations by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual

Report on Form 10-K for the year ended March 31, 2021. For the nine months ended December 31, 2021, there were no material changes in our accounting policies.

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

As of December 31, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, has been formatted in Inline XBRL.

+	Filed herewith
*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2022.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)