Form 10-K
period 2022-03-31
ORION ENERGY SYSTEMS, INC.
filed 2022-06-10
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $103,616,098.

As of May 31, 2022, there were 31,098,938 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on August 4, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	our ability to successfully launch, manage and maintain our refocused business strategy to successfully bring to market new and innovative product and service offerings;
•	our ability to recruit, hire and retain talented individuals in all disciplines of our company;
•	price fluctuations (including as a result of tariffs), shortages or interruptions of component supplies and raw materials used to manufacture our products;
•	our ability to identify and successfully complete transactions with suitable acquisition candidates in the future as part of our growth strategy;
•	our ability to realize the anticipated benefits of future acquisitions;
•	the availability of additional debt financing and/or equity capital to pursue our evolving strategy and sustain our growth initiatives;
•	our risk of potential loss related to single or focused exposure within our current customer base and product offerings;
•	our ability to sustain our profitability and positive cash flows;
•	our ability to differentiate our products in a highly competitive and converging market, expand our customer base and gain market share;
•	our ability to manage and mitigate downward pressure on the average selling prices of our products as a result of competitive pressures in the light emitting diode ("LED") market;
•	our ability to manage our inventory and avoid inventory obsolescence in a rapidly evolving LED market;
•	our increasing reliance on third parties for the manufacture and development of products, product components, as well as the provision of certain services;
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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, project engineering, energy project management design and maintenance services. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior LED lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting, and industrial applications, although we do sell and install products into other markets. Our services consist of turnkey installation and system maintenance. Virtually all of our sales occur within North America.

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

We differentiate ourselves from our competitors thorough offering comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021 which enables us to support a lifetime business relationship with our customers.

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

We generally do not have long-term contracts with our customers for product or turnkey services that provide us with recurring annual revenue. However, our maintenance services contracts usually consist of multi-year arrangements. We typically generate substantially all of our revenue from sales of lighting systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We also perform work under global services or product purchasing agreements with major customers with sales completed on a purchase order basis. The loss of, or substantial reduction in sales to, any of our significant customers, or our current single largest customer, or the termination or delay of a significant volume of purchase orders by one or more key customers, could have a material adverse effect on our results of operations in any given future period.

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

Our fiscal year ends on March 31. We refer to our current fiscal year which ended on March 31, 2022 as "fiscal 2022". We refer to our most recently completed fiscal year, which ended on March 31, 2021, as “fiscal 2021”, and our prior fiscal year which ended on March 31, 2020 as "fiscal 2020". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31, and our fiscal fourth quarter ends on March 31.

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

Orion Services Group Division

Our OSG segment (a) develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems and (b) provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities. OSG provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

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

Commercial and industrial facilities in the United States employ a variety of lighting technologies, including HID, traditional fluorescents, LED and incandescent lighting fixtures. We estimate that approximately 25-30% of this market still utilizes inefficient high intensity discharge ("HID") lighting technologies. Our lighting systems typically replace less efficient HID, HIF fixtures, and earlier generation of LED fixtures.

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

Expanded Product Offerings. We are committed to continuing to develop LED product offerings in all of the markets we serve. Our third generation of ISON® class of LED interior fixture delivers a market leading up to 214 lumens per watt. This advancement means our customers can get more light with less energy, and sometimes fewer fixtures, than with any other product on the market. We have also recently launched a variety of new products, features and functionality targeting healthcare, food service, high and low temperature environments and other market segments. Our lighting products also may be configured to include IoT enabled control systems. In fiscal 2022, we introduced a product range under the brand PureMotion. These products circulate air for enhanced airflow, temperature comfort and energy savings. In addition, the PureMotion UVC products sanitize air in a safe UVC chamber that eliminates various airborne viruses, bacteria, mold and fungi. See "Products and Services" below.

Environmental Benefits. By allowing for the permanent reduction of electricity consumption, we believe our energy management systems significantly reduce indirect CO2 emissions that are a negative by-product of energy generation which help enable our customers to achieve their sustainability, energy savings and carbon footprint reduction goals.

Our Competitive Strengths

Compelling Value Proposition. By permanently reducing lighting-related electricity usage, our systems help enable our customers to achieve their sustainability, energy savings and carbon footprint reduction goals without compromising quantity and quality of light in their facilities. As a result, our products offer our customers a rapid return on their investment, without relying on government subsidies or utility incentives.

Comprehensive Project Management. We offer our customers a single source solution whereby we manage and are responsible for an entire retrofit lighting project, from initial site surveys and energy audits through to installation and controls integration and subsequent maintenance. Our ability to offer such comprehensive turnkey project management services, coupled with best-in-class customer service, allows us to deliver energy reductions and cost savings to our customers in timely, orderly and planned multi-facility rollouts nationwide. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities. These turnkey services were the principal reason we achieved significant revenue growth in fiscal 2020 as we executed on our commitment to retrofit multiple locations for a major national account customer. This roll-out resumed in the second half of fiscal 2021 after a suspension in the first half of fiscal 2021 related to the COVID-19 pandemic response. Our success in the national account market segment centers on our turnkey design, engineering, manufacturing and project management capabilities and subsequent maintenance, which represent a very clear competitive advantage for us among large enterprises seeking to benefit from the illumination benefits and energy savings of LED lighting across locations nationwide. Few LED lighting providers are organized to serve every step of a custom retrofit project in a comprehensive, non-disruptive and timely fashion, from custom fixture design and initial site surveys to final installations. Incrementally, we are also able to help customers deploy state-of-the-art control systems that provide even greater long-term value from their lighting system investments.

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

Expanded Sales and Distribution Network. In addition to selling directly to national accounts, electrical contractors and ESCOs, we sell our lighting products and services to electrical distributors through a North American network of independent lighting agencies. As of the end of fiscal 2022, we had 27 independent lighting agencies representing us in substantially all of North America. We intend to continue to selectively evaluate our sales network in the future, with a focus on geographic regions where we do not currently have a strong sales presence.

Impact of COVID-19 in Fiscal 2022

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business was adversely impacted by measures taken by customers, suppliers, government entities and others to control the spread of the virus beginning in March 2020 (the last few weeks of our 2020 fiscal year), and continuing most significantly into the second quarter of fiscal 2021. During the third quarter of fiscal 2021, we experienced a rebound in business as project installations resumed for our largest customer. However, potential future risks remain due to the COVID-19 pandemic. It is not possible to predict the overall impact the COVID-19 pandemic will have on our business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced our revenue and profitability in the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, our results of operation would likely be materially adversely affected.

Our Growth Strategies

In fiscal 2022, we continued to successfully capitalize on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, including being awarded large additional projects for a major national account. To build on this success, we are evolving our business strategy to further leverage this unique capability, while making targeted additions to the scope and nature of our products and services to enhance the value we can provide to our customers. In particular, we are working to develop recurring revenue streams, including lighting and electrical maintenance services, with an emphasis on utilizing control sensor technology to collect data and assist customers in the digitization of this data, along with other potential services. We also plan to expand our “smart-building” and “connected ceiling” IoT capabilities, along with related software and control technology products and services offerings. While we intend to pursue these expansion strategies organically, we also are actively exploring potential acquisitions that could accelerate our progress. Our ability to achieve our desired revenue and profitability goals depends on our ability to manage the adverse impact of COVID-19 and related supply chain disruptions and effectively execute on the following key strategic initiatives.

Focus on executing and marketing our turnkey LED retrofit capabilities to large national account customers. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities starting with energy audits and site assessments that lead to custom engineering and manufacturing through to fully managed installations. These attributes coupled with our superior customer service, high quality designs and expedited delivery responsiveness resulted in our contract to retrofit multiple locations for a significant single national account beginning in fiscal 2020 that continued into fiscal 2022.

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

Expand Maintenance Service Offerings. We believe we can leverage our construction management process expertise to develop a high-quality, quick-response, multi-location maintenance service offering. Our experience with large national customers and our large installed base of fixtures position us well to extend a maintenance offering to historical customers, as well as to new customers. Development of this recurring revenue stream is making progress and we believe there is significant market opportunity.

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

Currently, most of our products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although as the LED market continues to evolve, we also source products and components from third parties in order to have versatility in our product development. We are focused on researching, developing and/or acquiring new innovative LED products and technologies for the retrofit markets. We plan to continue developing creative new LED retrofit products in order to offer our customers a variety of integrated energy management services, such as system design, project management and installation.

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

Other Products. In fiscal 2022, we introduced a range of air movement products capable of virus elimination. We also offer our customers a variety of other LED and HIF fixtures to address their lighting and energy management needs, including fixtures designed for agribusinesses, parking lots, roadways, retail, mezzanine, outdoor applications and private label resale.

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

•	installation services, for our products, which we provide through our national network of qualified third-party installers;
•	complete facility design commissioning of IoT enabled control devices
•	recycling in connection with our retrofit installations, where we remove, dispose of and recycle our customer’s legacy lighting fixtures; and
•	lighting and electrical system maintenance services both preventative and reactive in nature.

We also provide other services that comprise a small amount of our revenue. These services primarily include management and control of power quality and remote monitoring and control of our installed systems. We also sell and distribute replacement lamps and fixture components into the after-market.

Our Customers

We primarily target commercial, institutional and industrial customers who have warehousing, retail, manufacturing, and office facilities. In fiscal 2022, one customer accounted for 49.1% of our total revenue. In fiscal 2021, that same customer accounted for 56.0% of our total revenue, and in fiscal 2020, this same customer accounted for 74.1% of our total revenue. We expect that we will continue to experience significant customer concentration in fiscal 2023, but to a lesser degree than in the previous three years. While we continue to seek to diversify our customer base by expanding our reach to national accounts, ESCOs and the agent driven distribution channel, we expect to continue to derive a significant percentage of our revenue from contracts with one or a few customers. These contracts are entered into in the ordinary course of business and typically provide that we will deliver products and services on a work order or purchase order basis and any purchase order may be terminated prior to shipment. Our maintenance work orders or contracts may be for discrete projects or may have multi-year terms. These contracts generally do not guarantee that the customer will buy our products or services.

The amount and concentration of our revenues with one or more customer may fluctuate on a year to year or quarter to quarter basis depending on the number of purchase orders issued by our customers. The loss of a significant customer or the termination of a material volume of purchase orders (or the underlying agreements) could have a material adverse effect on our results of operations.

Sales and Marketing

We sell our products in one of three ways: (i) directly through our relationships with our national account partners; (ii) indirectly through independent sales agencies and broadline North American distributors; and (iii) through ESCOs. Our ODS segment focuses on developing and expanding customer relationships with independent manufacturer’s sales agents and broadline distributors. As of the end of fiscal 2022 we had 27 independent lighting agencies representing us in substantially all of North America expanding our reach with broadline distributors. We attempt to leverage the customer relationships of these distributors to further extend the geographic scope of our selling efforts. We work cooperatively with our indirect channels through participation in national trade organizations and by providing training on our sales methodologies.

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

There are a number of lighting fixture manufacturers that sell LED and HIF products that compete with our lighting product lines. Lighting companies such as Acuity Brands, Inc., Signify Co., Cree, Inc., LSI Industries, Inc. and GE Current, a Daintree Company, are some of our main competitors within the commercial office, retail and industrial markets. We are also facing increased competition from manufacturers in low-cost countries.

We also face competition from companies who provide energy management services. Some of these competitors, such as Ameresco, Inc., Johnson Controls International and Honeywell International, provide basic systems and controls designed to further energy efficiency.

Intellectual Property

As of March 31, 2022, we had been issued over 100 United States patents and have applied for a number of additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF and LED fixtures. Our patented LDRTM product allows for a significantly quicker installation when compared to competitor's commercial office lighting products. Our smart lighting controls allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.

We believe that our patent portfolio as a whole is material to our business. We also believe that our patents covering our ability to manage the thermal and optical performance of our lighting products are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Our backlog as of March 31, 2022 and March 31, 2021 totaled $10.1 million and $15.5 million, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic extended this time period.

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

Human Capital

As of March 31, 2022, we had approximately 314 full-time employees. We also employ temporary employees in our manufacturing facility as demand requires, at times in excess of 100 temporary employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike due to employee relations.

We are an employee-centric organization, maintaining a safe and respectful environment that provides opportunity for our employees.

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

At times during fiscal 2022, in response to the COVID-19 pandemic, we continued to implement safety protocols and procedures to protect our employees and our customers. These protocols included limiting travel, restricting access to our facilities along with monitoring processes, physical distancing, physical barriers, enhanced cleaning procedures, and requiring face coverings. In addition, we modified the way we conducted many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time required modification as well, including most of our professional workforce working remotely. We expanded paid time-off for employees impacted by COVID-19 and provided increased pay for certain employees involved in critical infrastructure who could not work remotely. We expect to continue implement such safety and wellness measures as government authorities may require or recommend or as we may determine to be in the best interest of our employees, clients, vendors and shareholders.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted immediately following this summary. Some of these risks are summarized below:

•	Our business has been, and could again in the future be, negatively impacted by the Coronavirus (“COVID-19”) pandemic.
•	Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply.
•	Our ability to achieve our desired revenue and profitability goals depends on our ability to effectively and timely execute on our key strategic initiatives.
•	Adverse conditions in the global economy have negatively impacted, and could in the future negatively impact, our customers, suppliers and business.
•	As we evolve our business strategy to increase our focus on new product and service offerings, the nature of our business may be significantly changed, or transformed.
•	We do not have major sources of recurring revenue and the loss of any significant customers or a major customer would likely materially adversely affect us.
•	Our evolving business strategy includes actively exploring potential acquisitions, which involves substantial risks.
•	Government tariffs and other actions may adversely affect our business.
•	The success of our LED lighting retrofit solutions depends, in part, on our ability to claim market share away from our competitors.
•	We increasingly rely on third-party manufacturers for the manufacture and development of our products and product components.
•	Macroeconomic pressures in the markets in which we operate or anticipate operating in the future may adversely affect our financial results.
•	Our continued emphasis on indirect distribution channels to sell our products and services to supplement our direct distribution channels has had limited success to date.
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

We may not realize the anticipated benefits of past or future acquisitions, including our recent acquisition of Stay-Lite Lighting, and integration of Stay-Lite Lighting or other acquired businesses may disrupt our business and management, which could adversely affect our business, financial condition, or results of operations.

Effective on January 1, 2022, the Company acquired all of the issued and outstanding capital stock of Stay-Lite Lighting, Inc. (“Stay-Lite Lighting”), a nationwide lighting and electrical maintenance service provider (the “Stay-Lite Acquisition”); and, we may acquire additional companies or enter into other business combinations or strategic initiatives in the future. We may not realize the anticipated benefits of the Stay-Lite Acquisition or such other business combinations or acquisitions, and we may encounter substantial difficulties, costs and delays involved in integrating our operations with such businesses, including:

•	Exposure to unknown liabilities;
•	Potential conflicts between business cultures;
•	Adverse changes in business focus perceived by third-party constituencies;
•	Disruption of our ongoing business;
•	Potential conflicts in distribution, marketing or other important relationships;
•	Potential constraints of management resources;
•	Inability to implement uniform standards, controls, procedures and policies;
•	Failure to maximize our financial and strategic position;
•	Failure to achieve planned synergies or expected financial results benefits;
•	Failure to realize the potential of the acquired businesses' technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights; and
•	Loss of key employees and/or the diversion of management's attention from other ongoing business concerns.

Business combinations and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of Stay-Lite Lighting or other acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of such acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

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

Macroeconomic pressures in the markets in which we operate or anticipate operating in the future may adversely affect our financial results.

Geopolitical issues around the world can impact macroeconomic conditions in where we operate and where we anticipate operating in the future and could have a material adverse impact on our financial results. For example, the ultimate impact of the conflict in Ukraine on fuel prices, inflation, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect global economic growth, disrupting discretionary spending habits and generally decreasing demand for our products and services, including our planned retrofit project in Germany in fiscal year 2023. While we do not purchase any of significant raw materials directly from Russia, it is a significant global producer of fuel, nickel, and copper. Disruptions in the markets for those inputs could negatively impact the macroeconomy. We cannot predict the extent or duration of sanctions in response to the conflict in Ukraine, nor can we predict the effects of legislative or other governmental actions or regulatory scrutiny of Russia and Belarus, Russia's other allies or other countries with which Russia has significant trade or financial ties, including China. The conflict in Ukraine may also exacerbate geopolitical tensions globally.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our consolidated financial statements or fraud. As of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls for fiscal 2022 were designed and operating effectively. There can be no assurance that we will not experience a material weakness in our internal control over financial reporting in the future. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud, could result in a restatement of our consolidated financial statements, and could also cause a loss of investor confidence and decline in the market price of our common stock.

Financial Risks

We do not have major sources of recurring revenue and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The loss of any significant customers or a major customer would likely have a materially adverse effect on our results of operations, financial condition and cash flows.

We do not have any significant long-term contracts with our customers that provide us with recurring revenue from period to period. We currently generate a substantial portion of our revenue by securing large retrofit and multi-facility roll-out projects from new and existing customers. As a result, our dependence on individual key customers can vary from period to period due to the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 69.4%, 80% and 83% respectively, of our total revenue for fiscal 2022, 2021 and 2020. In fiscal 2020, one customer accounted for 74.1% of our total revenue compared to 56.0% in fiscal 2021. In fiscal 2022, this customer accounted for 49.1% of our total revenue. We expect that we will continue to experience significant customer concentration in fiscal 2022, although we expect this relative concentration level to diminish during fiscal 2022. The loss of this customer or our failure to satisfy its installation requirements could have a material adverse effect on our results of operations, financial condition and cash flows, as well as on our reputation and our ability to execute our business strategy. We expect large retrofit and rollout projects to continue to remain a significant component of our total revenue.

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

Legal, Regulatory and Compliance Risks

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

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The trading price of our common stock has ranged from $2.74 to $7.30 per share during the period from April 1, 2021 to March 31, 2022. The market price of our common stock could be impacted due to a variety of factors, including:

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

We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our leased Manitowoc manufacturing and distribution facility, of which we sub-lease a portion to third parties. We also lease approximately 10,500 square feet of office space in Jacksonville, Florida, and 9,180 square feet of office space in Pewaukee, Wisconsin.

The Manitowoc and Jacksonville facilities noted above are utilized by all our business segments, and the Pewaukee facility by our Orion Services Group Division.

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

Shareholders

As of May 31, 2022, there were approximately 159 record holders of the 31,098,938 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under our 2004 Stock and Incentive Awards Incentive Plan, and our 2016 Omnibus Incentive Plan as of March 31, 2022.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuances Under the 2016 Omnibus Incentive Plan Plans (1)
Equity Compensation plans approved by security holders	592,886	$2.28	1,387,612
Equity Compensation plans not approved by security holders	—	—	—
Total	592,886	$2.28	1,387,612

(1)	Excludes shares reflected in the column titled “Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares”.

Issuer Purchase of Equity Securities

We did not purchase shares of our common stock during the fiscal year ended March 31, 2022.

Unregistered Sales of Securities

We did not make any unregistered sales of our common stock during the year ended March 31, 2022 that were not previously disclosed in a Quarterly Report on Form 10-Q or a current report on Form 8-K during such period.

ITEM 6	.[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2021. See also “Forward-Looking Statements” and Item 1A “Risk Factors”.

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, project engineering, energy project management design and maintenance services. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior LED lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting, and industrial applications, although we do sell and install products into other markets. Our services consist of turnkey installation and system maintenance. Virtually all of our sales occur within North America.

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

We differentiate ourselves from our competitors through offering comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021 which enables us to support a lifetime business relationship with our customer. We completed the acquisition of Stay-Lite Lighting on January 1, 2022, which is intended to further expand our maintenance services capabilities.

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

In fiscal 2022, we continued to successfully capitalize on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, as we continued a very large project for a major national account. As a result of this success, we have begun to evolve our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This further expansion of our products and services includes pursuing projects to develop recurring revenue streams, including providing lighting and electrical maintenance services and utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We also plan to pursue the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers. We currently plan on investing significant time, resources and capital into expanding our offerings in these areas with no expectation that they will result in us realizing material revenue in the near term and without any assurance they will succeed or be profitable. In fact, it is likely that these efforts will reduce our profitability, at least in the near term as we invest resources and incur expenses to develop these offerings. While we intend to pursue these expansion strategies organically, we also are actively exploring potential business acquisitions, like our acquisition of Stay-Lite Lighting, which would more quickly add these types of expanded and different capabilities to our product and services offerings. It is possible that one or more of such potential acquisitions, if successfully completed, could significantly change, and potentially transform, the nature and extent of our business.

We generally do not have long-term contracts with our customers for product or turnkey services that provide us with recurring annual revenue. However, our maintenance services contracts usually consist of multi-year arrangements. We typically generate substantially all of our revenue from sales of lighting and control systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We also perform work under master services or product purchasing agreements with major customers with sales completed on a purchase order basis. In addition, in order to provide quality and timely service under our multi-location master retrofit agreements we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if the agreements or a substantial volume of purchase orders under the agreements are delayed or terminated. The loss of, or substantial reduction in sales to, any of our significant customers, or our current single largest customer, or the termination or delay of a significant volume of purchase orders by one or more key customers, could have a material adverse effect on our results of operations in any given future period.

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

Our fiscal year ends on March 31. We refer to our just completed fiscal year, which ended on March 31, 2022, as "fiscal 2022", and our prior fiscal years which ended on March 31, 2021 and March 31, 2020 as "fiscal 2021" and “fiscal 2020”, respectively. Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

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

Selected Financial Data

The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2022	2021	2020	2019	2018
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$91,889	$87,664	$113,352	$56,261	$55,595
Service revenue	32,494	29,176	37,489	9,493	4,705
Total revenue	124,383	116,840	150,841	65,754	60,300
Cost of product revenue (1) (2) (10)	65,249	63,233	83,588	44,111	41,415
Cost of service revenue (1) (3) (10)	25,222	23,483	30,130	7,091	4,213
Total cost of revenue	90,471	86,716	113,718	51,202	45,628
Gross profit	33,912	30,124	37,123	14,552	14,672
General and administrative expenses (1) (4) (10)	11,680	11,262	11,184	10,231	13,159
Impairment of assets (5)	—	—	—	—	710
Acquisition expenses (9)	512	—	—	—	—
Sales and marketing expenses (1) (6) (10)	11,628	10,341	11,113	9,104	11,879
Research and development expenses (1) (7) (10)	1,701	1,685	1,716	1,374	1,905
Income (loss) from operations	8,391	6,836	13,110	(6,157)	(12,981)
Other income	1	56	28	80	248
Interest expense	(80)	(127)	(279)	(493)	(333)
Amortization of debt issue costs	(62)	(157)	(243)	(101)	(92)
Loss on debt extinguishment	—	(90)	—	—	—
Dividend and interest income	—	—	5	11	15
Income (loss) before income tax	8,250	6,518	12,621	(6,660)	(13,143)
Income tax (benefit) expense (8)	2,159	(19,616)	159	14	(15)
Net income (loss)	$6,091	$26,134	$12,462	$(6,674)	$(13,128)
Net income (loss) per share attributable to common shareholders:
Basic	$0.20	$0.85	$0.41	$(0.23)	$(0.46)
Diluted	$0.19	$0.83	$0.40	$(0.23)	$(0.46)
Weighted-average shares outstanding:
Basic	31,018	30,635	30,105	29,430	28,784
Diluted	31,295	31,304	30,965	29,430	28,784

(1)	Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:
	Fiscal Year Ended March 31,
	2022	2021	2020	2019	2018
	(in thousands)
Cost of product revenue	$5	$4	$3	$2	$12
Cost of service revenue	—	—	(1)	3	—
General and administrative expenses	793	716	576	764	929
Sales and marketing expenses	12	29	38	54	155
Research and development expenses	3	4	2	2	6
Total stock-based compensation expense	$813	$753	$618	$825	$1,102

(2)	Fiscal 2020 includes expenses of $0.1 million related to restructuring. Fiscal 2018 includes expenses of $34 thousand related to restructuring.
(3)	Fiscal 2020 includes expenses of $0.1 million related to restructuring.
(4)

Fiscal 2020 includes expenses of $28 thousand related to restructuring. Fiscal 2018 includes $1.8 million of restructuring expense and $1.4 million benefit on the reversal of an accrual for a loss contingency.

(5)	Fiscal 2018 includes an intangible asset impairment of $0.7 million.
(6)	Fiscal 2020 includes expenses of $0.2 million related to restructuring. Fiscal 2018 includes expenses of $0.2 million related to restructuring.
(7)	Fiscal 2018 includes expenses of $0.1 million related to restructuring.
(8)	Fiscal 2021 includes tax benefit of $20.9 million related to the release of the valuation allowance on deferred tax assets.
(9)	Fiscal 2022 includes expenses of $0.5 million related to acquisition.
(10)

Fiscal 2022 includes an offset to payroll expenses of $1.6 million related to the anticipated employee retention payroll tax credit (“payroll tax credit”), as expanded and extended by the American Rescue Plan Act of 2021, as follows:

Fiscal Year Ended March 31, 2022
(in thousands)
Cost of product revenue	$649
Cost of service revenue	144
General and administrative expenses	273
Sales and marketing expenses	416
Research and development expenses	105
Total payroll tax credit	$1,587

Impact of COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business was adversely impacted by measures taken by customers, suppliers, government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our 2020 fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the third quarter of fiscal 2021, we experienced a rebound in business as project installations resumed for our largest customer. However, potential future risks remain due to the COVID-19 pandemic. It is not possible to predict the overall impact the COVID-19 pandemic will have on our business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced our revenue and profitability in the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, our results of operation would likely be materially adversely affected.

Fiscal 2023 Outlook

In fiscal 2023, we plan on focusing on the following initiatives:

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

Leverage of our Smart Lighting Systems to Support Internet of Things Applications. We believe we are ideally positioned to help customers to efficiently deploy new IoT controls and applications by leveraging the “Smart Ceiling” capabilities of their Orion solid state lighting system. IoT capabilities can include the management and tracking of facilities, personnel, resources and customer behavior, driving both sales and lowering costs. As a result, these added capabilities provide customers an even greater return on investment from their lighting system and make us an even more attractive partner. We plan to pursue the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers. While we intend to pursue these expansion strategies organically, we also are actively exploring potential business acquisitions which would more quickly add these types of expanded and different capabilities to our product and services offerings.

Increase our Maintenance Service Offerings. We believe we can leverage our construction management process expertise to develop a high-quality, quick-response, multi-location maintenance service offering. Our experience with large national customers and our large installed base of fixtures positions us well to extend a maintenance offering to historical customers, as well as to new customers. Development of this recurring revenue stream is making progress and we believe there is significant market opportunity. In fiscal 2021, we began providing energy maintenance services, and, on January 1, 2022, we completed the acquisition of Stay-Lite Lighting. The acquisition of Stay-Lite Lighting is intended to further increase our energy maintenance services capabilities.

Support success of our ESCO and agent-driven distribution sales channels. We continue to focus on building our relationships and product and sales support for our ESCO and agent driven distribution channels. These efforts include an array of product and sales training efforts as well as the development of new products to cater to the unique needs of these sales channels.

Major Developments in Fiscal 2022

Acquisition of Stay-Lite Lighting

Effective on January 1, 2022, we acquired all of the issued and outstanding capital stock of Stay-Lite Lighting, a nationwide lighting and electrical maintenance service provider, for a cash purchase price of $4.0 million. In addition, depending upon the relative gross profit growth of Stay-Lite Lighting’s legacy business over the next two calendar years, Orion could pay up to an additional $0.7 million in earn out related purchase price. The acquisition was funded from existing cash resources. Stay-Lite Lighting will operate as Stay-Lite, an Orion Energy Systems business. The acquisition accelerates the growth of our maintenance services offerings through our Orion Services Group, which provides lighting and electrical services to customers.

Results of Operations: Fiscal 2022 versus Fiscal 2021

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2022	2021		2022	2021
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$91,889	$87,664	4.8%	73.9%	75.0%
Service revenue	32,494	29,176	11.4%	26.1%	25.0%
Total revenue	124,383	116,840	6.5%	100.0%	100.0%
Cost of product revenue	65,249	63,233	3.2%	52.5%	54.1%
Cost of service revenue	25,222	23,483	7.4%	20.3%	20.1%
Total cost of revenue	90,471	86,716	4.3%	72.7%	74.2%
Gross profit	33,912	30,124	12.6%	27.3%	25.8%
General and administrative expenses	11,680	11,262	3.7%	9.4%	9.6%
Acquisition costs	512	—	NM	0.4%	0.0%
Sales and marketing expenses	11,628	10,341	12.4%	9.3%	8.9%
Research and development expenses	1,701	1,685	0.9%	1.4%	1.4%
Income from operations	8,391	6,836	22.7%	6.7%	5.9%
Other income	1	56	(98.2)%	0.0%	0.0%
Interest expense	(80)	(127)	37.0%	(0.1)%	(0.1)%
Amortization of debt issue costs	(62)	(157)	60.5%	(0.0)%	(0.1)%
Loss on debt extinguishment	—	(90)	NM	—	(0.1)%
Income before income tax	8,250	6,518	26.6%	6.6%	5.6%
Income tax expense (benefit)	2,159	(19,616)	NM	1.7%	-16.8%
Net income	$6,091	$26,134	(76.7)%	4.9%	22.4%
*	NM = Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue increased by 4.8%, or $4.2 million, for fiscal 2022 versus fiscal 2021. Service revenue increased by 11.4%, or $3.3 million, for fiscal 2022 versus fiscal 2021. The increase in product revenue was primarily due to multiple projects put on hold in the prior year as a result of COVID-19. The increase in service revenue was primarily due to the acquisition of Stay-Lite Lighting. Cost of product revenue increased by 3.2%, or $2.0 million, in fiscal 2022 versus the comparable period in fiscal 2021. Cost of service revenue increased by 7.4%, or $1.7 million, in fiscal 2022 versus fiscal 2021. The increase in product costs was primarily due to the increase in product revenue. Gross margin increased to 27.3% of revenue in fiscal 2022 from 25.8% in fiscal 2021, due primarily to cost management and a change in customer sales mix.

Operating Expenses

General and Administrative. General and administrative expenses increased 3.7%, or $0.4 million, in fiscal 2022 compared to fiscal 2021. This comparative increase was primarily due to the acquisition of Stay-Lite Lighting and lower employment costs in fiscal 2021 as a result of COVID-19 related actions, partially offset by the payroll tax credit.

Acquisition Costs. In fiscal 2022, we incurred acquisition expenses of $0.5 million, relating to the acquisition of Stay-Lite Lighting.

Sales and Marketing. Our sales and marketing expenses increased 12.4%, or $1.3 million, in fiscal 2022 compared to fiscal 2021. The increase was primarily due to an increase in commission expense on higher sales and an increase in travel, both a result of COVID-19 restrictions in fiscal 2021, as well as a result of the acquisition of Stay-Lite Lighting.

Research and Development. Research and development expenses were essentially flat in fiscal 2022 compared to fiscal 2021 and also remained consistent as a percentage of sales between years.

Interest Expense. Interest expense in fiscal 2022 decreased by 37.0%, or $47 thousand, from fiscal 2021. The decrease in interest expense was due to fewer sales of receivables.

Loss on Debt Extinguishment. Loss on debt extinguishment in fiscal 2021 related to the write-off of fees incurred with respect to our prior credit facility, which was recognized upon execution of our new credit facility during the third quarter of fiscal 2021.

Income Taxes. In fiscal 2022, we recognized a tax expense of $2.2 million. In fiscal 2021, we recognized a tax benefit of $19.6 million. The benefit was driven by the release of the valuation allowance on a significant portion of our deferred tax assets. This resulted in substantially and disproportionately increasing our reported net income and our earnings per share compared to our operating results. Historical and future comparisons to these amounts are not, and will not be, indicative of actual profitability trends for our business. Our fiscal 2022 income tax provision reflects a more normalized effective income tax rate; however, we do not expect to remit significant cash taxes for the next several years.

Results of Operations: Fiscal 2021 versus Fiscal 2020

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2021	2020		2021	2020
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$87,664	$113,352	(22.7)%	75.0%	75.1%
Service revenue	29,176	37,489	(22.2)%	25.0%	24.9%
Total revenue	116,840	150,841	(22.5)%	100.0%	100.0%
Cost of product revenue	63,233	83,588	(24.4)%	54.1%	55.4%
Cost of service revenue	23,483	30,130	(22.1)%	20.1%	20.0%
Total cost of revenue	86,716	113,718	(23.7)%	74.2%	75.4%
Gross profit	30,124	37,123	(18.9)%	25.8%	24.6%
General and administrative expenses	11,262	11,184	0.7%	9.6%	7.4%
Sales and marketing expenses	10,341	11,113	(6.9)%	8.9%	7.4%
Research and development expenses	1,685	1,716	(1.8)%	1.4%	1.1%
Income from operations	6,836	13,110	(47.9)%	5.9%	8.7%
Other income	56	28	100.0%	0.0%	0.0%
Interest expense	(127)	(279)	54.5%	(0.1)%	(0.2)%
Amortization of debt issue costs	(157)	(243)	35.4%	(0.1)%	(0.2)%
Loss on debt extinguishment	(90)	—	NM	(0.1)%	0.0%
Interest income	—	5	NM	0.0%	0.0%
Income before income tax	6,518	12,621	48.4%	5.6%	8.4%
Income tax (benefit) expense	(19,616)	159	NM	(16.8)%	0.1%
Net income	$26,134	$12,462	(109.7)%	22.4%	8.3%
*	NM = Not Meaningful

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

Orion Services Group Division

Our OSG segment (a) develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems and (b) provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities. OSG provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OSG segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Revenues	$82,568	$84,243	$122,744
Operating income	$6,462	$7,472	$16,164
Operating margin	7.8%	8.9%	13.2%

Fiscal 2022 Compared to Fiscal 2021

OSG segment revenue decreased in fiscal 2022 by 2.0%, or $1.7 million, and operating income decreased by 13.5%, or $1.0 million, compared to fiscal 2021, due to an overall reduction in project volume performed for our largest customer, partially offset by the acquisition of Stay-Lite Lighting.

Fiscal 2021 Compared to Fiscal 2020

OSG segment revenue decreased in fiscal 2021 by 31.4%, or $38.5 million, compared to fiscal 2020, due to multiple projects put on hold as a result of COVID-19, including the projects to one large national account customer that represented 56.0% in fiscal 2021 and 74.1% of total revenue in fiscal 2020. The project installations for this customer resumed during the second quarter of fiscal 2021. This sales decrease led to a corresponding decrease in operating income in this segment.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Revenues	$22,209	$21,122	$15,087
Operating income (loss)	$3,114	$2,430	$(852)
Operating margin	14.0%	11.5%	(5.6)%

Fiscal 2022 Compared to Fiscal 2021

ODS segment revenue increased $1.1 million or 5.1% and operating income increased by $0.7 million or 28.1%, in fiscal 2022 compared to fiscal 2021 primarily due to sales to a more diversified customer base.

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

The following table summarizes our USM segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Revenues	$19,606	$11,475	$13,010
Operating income	$3,963	$1,683	$2,447
Operating margin	20.2%	14.7%	18.8%

Fiscal 2022 Compared to Fiscal 2021

USM segment revenue increase $8.1 million, or 70.9% and operating income increased by $2.3 million or 135.5%, in fiscal 2022 compared to fiscal 2021, primarily due to the impact of COVID-19 on fiscal 2021 and an increased focus on sales opportunities in this segment.

Fiscal 2021 Compared to Fiscal 2020

USM segment revenue in fiscal 2021 decreased 11.8%, or $1.5 million, from fiscal 2020, primarily due to the impact of COVID-19, and resulted in a corresponding decrease in operating income in this segment based on operating leverage.

Liquidity and Capital Resources

Overview

We had $14.5 million in cash and cash equivalents as of March 31, 2022, compared to $19.4 million at March 31, 2021. Our cash position decreased primarily as a result of the funding of our acquisition of Stay-Lite Lighting and the results of our operations offset by an overall use of working capital during the year.

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

As of March 31, 2022, the borrowing base supported $21.5 million of availability of the Credit Facility. As of March 31, 2022, no amounts were borrowed under the Credit Facility.

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

In March 2021, we entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which we may offer and sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time through or to the Agent, acting as sales agent or principal. No share sales were effected pursuant to the ATM program through March 31, 2022.

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

Cash Flows

The following table summarizes our cash flows for our fiscal 2022, fiscal 2021 and fiscal 2020:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(in thousands)
Operating activities	$(113)	$1,729	$20,343
Investing activities	(4,918)	(946)	(936)
Financing activities	104	(10,141)	615
(Decrease) increase in cash and cash equivalents	$(4,927)	$(9,358)	$20,022

Cash Flows Related to Operating Activities. Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for fiscal 2022 was $0.1 million and consisted of a net income of $6.1 million adjusted for non-cash expense items of $5.0 million and offset by net cash used by changes in operating assets and liabilities of $11.2 million. Cash used by changes in operating assets and liabilities consisted primarily of decreases in accounts payable of $8.1 million and accrued liabilities of $6.9 million, partially offset by cash provided by a decrease in accounts receivable of $4.4 million, all caused by changes in business volume late in fiscal 2022 compared to late fiscal 2021.

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

Cash Flows Related to Investing Activities. Cash used in investing activities in fiscal 2022 was $4.9 million and consisted primarily of the $4.0 million acquisition of Stay-Lite Lighting, the $0.5 million investment in ndustrial.io and purchases of property and equipment.

Cash used in investing activities in fiscal 2021 was $0.9 million and consisted primarily of purchases of property and equipment.

Cash used in investing activities in fiscal 2020 was $0.9 million and consisted primarily of purchases of property and equipment of $0.8 million.

Cash Flows Related to Financing Activities. Cash provided by financing activities in fiscal 2022 was $0.1 million.

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

Working Capital

Our net working capital as of March 31, 2022 was $32.9 million, consisting of $51.2 million in current assets and $18.4 million in current liabilities. Our net working capital as of March 31, 2021 was $26.2 million, consisting of $56.5 million in current assets and $30.4 million in current liabilities. The increase in our working capital from the fiscal 2021 year-end was primarily due to an overall reduction in project volume performed for our largest customer and partially offset by the acquisition of Stay-Lite Lighting.

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

Indebtedness

Revolving Credit Agreement

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2022, the borrowing base supports approximately $21 million of availability of the Credit Facility. As of March 31, 2022, no amounts were borrowed under the Credit Facility.

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

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.5 million in fiscal 2022, $0.9 million in fiscal 2021, and $0.8 million in fiscal 2020. Our capital spending plans predominantly consist of investments related to maintenance fleet vehicles, new product development tooling and equipment and information technology systems, exclusive of any capital spending for potential acquisitions. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our Credit Facility.

Inflation

We have experienced increases in various input costs including labor, components and transportation in the past year. In response, we have implemented multiple price increases, and we have substantially mitigated the inflationary pressures, such that our results from operations have not been materially affected by inflation. We are monitoring input costs and cannot currently predict the future impact to our operations by inflation.

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

Revenue Recognition. We generate revenue primarily by selling manufactured or sourced commercial lighting fixtures and components, installing these fixtures in our customer’s facilities, and providing maintenance services including repairs and replacements for the lighting and related electrical components in our customer’s facilities. We recognize revenue in accordance with the guidance in “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) when control of the goods or services being provided (which we refer to as a performance obligation) is transferred to a customer at an amount that reflects the consideration we expect to receive in exchange for those goods or services. Prices are generally fixed at the time of order confirmation, either for the contract as a whole or for the hourly rates that will be charged for the type of maintenance services delivered. The amount of expected consideration includes estimated deductions and early payment discounts calculated based on historical experience, customer rebates based on agreed upon terms applied to actual and projected sales levels over the rebate period, and any amounts paid to customers in conjunction with fulfilling a performance obligation.

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

Revenue derived from customer contracts which include only performance obligation(s) for the sale of lighting fixtures and components we manufacture, or source is classified as product revenue in the Consolidated Statements of Operations. The revenue for these transactions is recorded at the point in time when management believes that the customer obtains control of the products, generally either upon shipment or upon delivery to the customer’s facility. This point in time is determined separately for each contract and requires judgment by management of the contract terms and the specific facts and circumstances concerning the transaction.

Revenue from a customer contract which includes both the sale of Orion manufactured or sourced fixtures and the installation of such fixtures (which we refer to as a turnkey project) is allocated between each lighting fixture and the installation performance obligation based on relative standalone selling prices.

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

Revenue from a customer contract that includes maintenance services and delivery of lighting fixtures and / or related components that were not manufactured or sourced by Orion classified as Services revenue in the Consolidated Statement of Operations. The revenue for the actual labor service is recorded as the time the service is provided based on the hours incurred multiplied by the agreed upon contractual rate. The revenue for fixtures or other tangible components is recorded at the completion of the project as this is when management believes the customer has obtained control of these components.

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

Inventories. Inventories are stated at the lower of cost or net realizable value and include raw materials, work in process and finished goods. Items are removed from inventory using the first-in, first-out method. Work in process inventories are comprised of raw materials that have been converted into components for final assembly. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials and related freight, labor and other applied overhead costs. We review our inventory for obsolescence. If the net realizable value, which is based upon the estimated selling price, less estimated costs of completion, disposal, and transportation, falls below cost, then the inventory value is reduced to its net realizable value. Our inventory obsolescence reserves at March 31, 2022 were $2.1 million, or 9.5% of gross inventory, and $1.9 million, or 8.9% of gross inventory, at March 31, 2021.

Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based upon the aging of the underlying receivables, our historical experience with write-offs and specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances might be required which would result in additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was eight thousand dollars, or 0.1% of gross receivables, at March 31, 2022 and eleven thousand dollars, or 0.1% of gross receivables, at March 31, 2021.

Recoverability of Long-Lived Assets. We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being utilized, or a significant change, delay or departure in our strategy for that asset, or a significant change in the macroeconomic environment, such as the impact of the COVID-19 pandemic. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, forecasted revenue, margin costs and the economic life of the asset. If impairment is indicated, we determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized.

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

We performed a qualitative assessment in conjunction with our annual impairment test of our indefinite lived intangible assets as of January 1, 2022. This qualitative assessment considered our operating results for the first nine months of fiscal 2022 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2023 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

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

Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. For fiscal 2020 we recorded a full valuation allowance against our net federal and net state deferred tax assets due to our cumulative three-year taxable losses. During fiscal 2021, we reduced our valuation allowance on the basis of our reassessment of the amount of our deferred tax assets that are more likely than not to be realized. In making these determinations, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes. During fiscal 2022, further positive evidence provided support that no material change to the valuation allowance is required.

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

As of March 31, 2022, we had net operating loss carryforwards of approximately $69.4 million for federal tax purposes, $61.8 million for state tax purposes, and $0.8 million for foreign tax purposes. As of the prior fiscal year, this amount is inclusive of the entire loss carryforward on the filed returns.

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

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2022, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.

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

Inflation. We have experienced increases in various input costs including labor, components and transportation in the past year. In response, we have implemented multiple price increases, and we have substantially mitigated the inflationary pressures, such that our results from operations have not been materially affected by inflation. We are monitoring input costs and cannot currently predict the future impact to our operations by inflation.

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

As of March 31, 2022, we had no outstanding debt with floating interest rates.

Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. During fiscal 2022, we have experienced commodity price increases; however, as of the date of this report, we are not able to predict the future impact of on this risk. A hypothetical additional 20% increase in aluminum prices would have had a negative impact of $0.8 million on our net income in fiscal 2022.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Energy systems, Inc. (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 10, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Standalone selling price estimations on turnkey contracts

As described in Note 3 to the consolidated financial statements, the Company generates revenue by selling commercial lighting fixtures and components, installing these fixtures, and providing maintenance services. For contracts that contain multiple performance obligations, the contract’s total transaction price is allocated to the individual performance obligations based on their relative standalone selling prices.  For contracts which include both the sale and installation of fixtures, the standalone selling price for installation service is estimated using an expected cost-plus a margin approach.

We identified the estimation of the standalone selling price of installation service in turnkey contracts as a critical audit matter. Under the expected cost-plus a margin approach, management estimates the cost of services and applies an estimated margin. The margin estimate requires significant management judgment and is based on average historical installation margins. Auditing this estimate involved subjective and complex auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of internal controls over revenue recognition; specifically, inspecting the Company’s controls over estimation of the margin, including their review of a sample of completed turnkey contracts to compare the actual margins achieved to the estimated margin.

•

Evaluating the reasonableness of assumptions used by management in estimating standalone selling price for installation services by (i) examining a sample of turnkey contracts and assessing the reasonableness of historical experience; and (ii) examining the most significant contract on a disaggregated level and comparing management’s assumptions to our independently-developed assumptions and evaluating the reasons for significant differences.

•

Testing that the estimated margin is applied consistently and calculated accurately by testing the calculation for a sample of turnkey contracts and vouching the historical cost inputs incurred for installation services and verifying the estimated margin fell within a reasonable range of historical margins.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012

Milwaukee, Wisconsin

June 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Orion Energy Systems, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and our report dated June 10, 2022 expressed an unqualified opinion thereon.

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

June 10, 2022

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,
	2022	2021
Assets
Cash and cash equivalents	$14,466	$19,393
Accounts receivable, net	11,899	13,572
Revenue earned but not billed	2,421	2,930
Inventories, net	19,832	19,554
Prepaid expenses and other current assets	2,631	1,082
Total current assets	51,249	56,531
Property and equipment, net	11,466	11,369
Goodwill	350	—
Other intangible assets, net	2,404	1,952
Deferred tax assets	17,805	19,785
Other long-term assets	3,543	3,184
Total assets	$86,817	$92,821
Liabilities and Shareholders’ Equity
Accounts payable	$9,855	$17,045
Accrued expenses and other	8,427	13,226
Deferred revenue, current	76	87
Current maturities of long-term debt	16	14
Total current liabilities	18,374	30,372
Revolving credit facility	—	—
Long-term debt, less current maturities	19	35
Deferred revenue, long-term	564	640
Other long-term liabilities	2,760	3,700
Total liabilities	21,717	34,747
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2022 and 2021; no shares issued and outstanding at March 31, 2022 and 2021	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2022 and 2021; shares issued: 40,570,909 and 40,279,050 at March 31, 2022 and 2021; shares outstanding: 31,097,872 and 30,805,300 at March 31, 2022 and 2021	—	—
Additional paid-in capital	158,419	157,485
Treasury stock: 9,473,037 and 9,473,750 common shares at March 31, 2022 and 2021	(36,239)	(36,240)
Retained deficit	(57,080)	(63,171)
Total shareholders’ equity	65,100	58,074
Total liabilities and shareholders’ equity	$86,817	$92,821

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2022	2021	2020
Product revenue	$91,889	$87,664	$113,352
Service revenue	32,494	29,176	37,489
Total revenue	124,383	116,840	150,841
Cost of product revenue	65,249	63,233	83,588
Cost of service revenue	25,222	23,483	30,130
Total cost of revenue	90,471	86,716	113,718
Gross profit	33,912	30,124	37,123
Operating expenses:
General and administrative	11,680	11,262	11,184
Acquisition costs	512	—	—
Sales and marketing	11,628	10,341	11,113
Research and development	1,701	1,685	1,716
Total operating expenses	25,521	23,288	24,013
Income from operations	8,391	6,836	13,110
Other income (expense):
Other income	1	56	28
Interest expense	(80)	(127)	(279)
Amortization of debt issue costs	(62)	(157)	(243)
Loss on debt extinguishment	—	(90)	—
Interest income	—	—	5
Total other expense	(141)	(318)	(489)
Income before income tax	8,250	6,518	12,621
Income tax (benefit) expense	2,159	(19,616)	159
Net income	$6,091	$26,134	$12,462
Basic net income per share attributable to common shareholders	$0.20	$0.85	$0.41
Weighted-average common shares outstanding	31,018,356	30,634,553	30,104,552
Diluted net income per share	$0.19	$0.83	$0.40
Weighted-average common shares and share equivalents outstanding	31,294,573	31,303,727	30,964,777

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2019	29,600,158	$155,828	$(36,091)	$(101,767)	$17,970
Exercise of stock options for cash	22,362	57	—	—	57
Shares issued under Employee Stock Purchase Plan	2,361	—	7	—	7
Stock-based compensation	669,238	618	—	—	618
Employee tax withholdings on stock-based compensation	(28,122)	—	(79)	—	(79)
Net income	—	—	—	12,462	12,462
Balance, March 31, 2020	30,265,997	156,503	(36,163)	(89,305)	31,035
Exercise of stock options for cash	99,000	229	—	—	229
Shares issued under Employee Stock Purchase Plan	1,146	—	7	—	7
Stock-based compensation	450,481	753	—	—	753
Employee tax withholdings on stock-based compensation	(11,324)	—	(84)	—	(84)
Net income	—	—	—	26,134	26,134
Balance, March 31, 2021	30,805,300	157,485	(36,240)	(63,171)	58,074
Exercise of stock options for cash	31,845	121	—	—	121
Shares issued under Employee Stock Purchase Plan	1,617	—	6	—	6
Stock-based compensation	260,014	813			813
Employee tax withholdings on stock-based compensation	(904)	—	(5)	—	(5)
Net income	—	—	—	6,091	6,091
Balance, March 31, 2022	31,097,872	$158,419	$(36,239)	$(57,080)	$65,100

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Operating activities
Net income	$6,091	$26,134	$12,462
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	1,327	1,190	1,203
Amortization of intangible assets	227	290	359
Stock-based compensation	813	753	618
Amortization of debt issue costs	62	157	243
Loss on debt extinguishment	—	90	—
Deferred income tax benefit	1,980	(19,860)	—
(Gain) loss on sale of property and equipment	(77)	1	10
Provision for inventory reserves	623	275	205
Provision for bad debts	10	—	—
Other	26	106	57
Changes in operating assets and liabilities:
Accounts receivable	4,407	(2,384)	3,616
Revenue earned but not billed	851	(2,370)	3,186
Inventories	(420)	(5,322)	(1,319)
Prepaid expenses and other assets	(888)	(396)	66
Accounts payable	(8,125)	(2,637)	(79)
Accrued expenses and other liabilities	(6,933)	5,797	(192)
Deferred revenue, current and long-term	(87)	(95)	(92)
Net cash (used in) provided by operating activities	(113)	1,729	20,343
Investing activities
Cash paid for acquisition	(4,012)	—	—
Cash paid for investment	(500)	—	—
Purchase of property and equipment	(518)	(902)	(814)
Additions to patents and licenses	(10)	(51)	(131)
Proceeds from sales of property, plant and equipment	122	7	9
Net cash used in investing activities	(4,918)	(946)	(936)
Financing activities
Payment of long-term debt	(14)	(35)	(92)
Proceeds from revolving credit facility	—	8,000	74,100
Payment of revolving credit facility	—	(18,013)	(73,289)
Payments to settle employee tax withholdings on stock-based compensation	(5)	(84)	(76)
Debt issue costs	(4)	(245)	(91)
Net proceeds from employee equity exercises	127	236	63
Net cash provided by (used in) financing activities	104	(10,141)	615
Net (decrease) increase in cash and cash equivalents	(4,927)	(9,358)	20,022
Cash and cash equivalents at beginning of period	19,393	28,751	8,729
Cash and cash equivalents at end of period	$14,466	$19,393	$28,751
Supplemental cash flow information:
Cash paid for interest	$(68)	$(118)	$(254)
Cash paid for income taxes	$(203)	$(175)	$(28)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$355	$2,757

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion provides state-of-the-art light emitting diode lighting systems, wireless Internet of Things enabled control solutions, project engineering, energy project management design and maintenance services to commercial and industrial businesses, and federal and local governments, predominantly in North America.

Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion also leases office space in Jacksonville, Florida and Pewaukee, Wisconsin.

NOTE 2 — IMPACT OF COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Orion’s business was adversely impacted by measures taken by customers, suppliers, government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of Orion’s 2020 fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the third quarter of fiscal 2021, Orion experienced a rebound in business as project installations resumed for its largest customer. However, potential future risks remain due to the COVID-19 pandemic. It is not possible to predict the overall impact the COVID-19 pandemic will have on Orion’s business, liquidity, capital resources or financial results, although the economic and regulatory impacts of COVID-19 significantly reduced Orion’s revenue and profitability in the first half of fiscal 2021. If the COVID-19 pandemic becomes more pronounced in Orion’s markets or experiences a resurgence in markets recovering from the spread of COVID-19, Orion’s results of operation would likely be materially adversely affected.

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

Incentive Plan

Orion’s compensation committee approved an Executive Annual Cash Incentive Program. Based upon the results for the fiscal years ended March 31, 2022, 2021, and 2020, Orion accrued approximately $0.1 million, $0.7 million, and $0.8 million expense related to this plan, respectively.

Revenue Recognition

Orion generates revenues primarily by selling commercial lighting fixtures and components, installing these fixtures in its customer’s facilities, and providing maintenance services including repairs and replacements for the lighting and related electrical components deployed in its customer’s facilities. Orion recognizes revenue in accordance with the guidance in “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) when control of the goods or services being provided (which Orion refers to as a performance obligation) is transferred to a customer at an amount that reflects the consideration that management expects to receive in exchange for those goods or services. Prices are generally fixed at the time of order confirmation, either for the contact as a whole or for the hourly rates that will be charged for the type of maintenance services delivered. The amount of expected consideration includes estimated deductions and early payment discounts calculated based on historical experience, customer rebates based on agreed upon terms applied to actual and projected sales levels over the rebate period, and any amounts paid to customers in conjunction with fulfilling a performance obligation.

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

Revenue derived from customer contracts which include only performance obligation(s) for the sale of Orion manufactured or sourced lighting fixtures and components is classified as Product revenue in the Consolidated Statements of Operations. The revenue for these transactions is recorded at the point in time when management believes that the customer obtains control of the products, generally either upon shipment or upon delivery to the customer’s facility. This point in time is determined separately for each contract and requires judgment by management of the contract terms and the specific facts and circumstances concerning the transaction.

Revenue from a customer contract which includes both the sale of Orion manufactured or sourced fixtures and the installation of such fixtures (which Orion refers to as a turnkey project) is allocated between each lighting fixture and the installation performance obligation based on relative standalone selling prices.

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

Revenue from a customer contract that includes maintenance services and delivery of lighting fixtures and / or related components that were not manufactured or sourced by Orion classified as Services revenue in the Consolidated Statement of Operations. The revenue for the actual labor service is recorded as the time the service is provided based on the hours incurred multiplied by the agreed upon contractual rate. The revenue for fixtures or other tangible components is recorded at the completion of the project as this is when management believes the customer has obtained control of these components.

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

Income Taxes

Orion recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2022, Orion decreased its valuation allowance by $30 thousand due to the decrease in its deferred tax balance.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Orion’s cash is primarily deposited with one financial institution. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.

Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For fiscal 2022 and 2021, no supplier accounted for more than 10% of total cost of revenue. For fiscal 2020, one supplier accounted for 11.8% of total cost of revenue.

In fiscal 2022, one customer accounted for 49.1% of revenue. In fiscal 2021, one customer accounted for 56.0% of total revenue. In fiscal 2020, one customer accounted for 74.1% of total revenue.

As of March 31, 2022, two customers accounted for 11.8% and 10.4% of accounts receivable. As of March 31, 2021, three customers accounted for 33.9%, 16.4% and 10.1% of accounts receivable, respectively.

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

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance. For fiscal year 2022, Product revenue included $1.2 million derived from sales-type leases for light fixtures, $0.2 million derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $0.1 million derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606. All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.

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

See Footnote 18 - Segment Data, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the year ended March 31, 2022 (dollars in thousands):

	Year Ended March 31, 2022			Year Ended March 31, 2021			Year Ended March 31, 2020
	Product	Services	Total	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting revenues, by end user
Federal government	$920	$1,370	$2,290	$696	$965	$1,661	$922	$379	$1,301
Commercial and industrial	89,480	31,124	120,604	83,963	28,211	112,174	110,742	37,110	147,852
Total lighting	90,400	32,494	122,894	84,659	29,176	113,835	111,664	37,489	149,153
Solar energy related revenues	42	—	42	57	—	57	56	—	56
Total revenues from contracts with customers	90,442	32,494	122,936	84,716	29,176	113,892	111,720	37,489	149,209
Revenue accounted for under other guidance	1,447	—	1,447	2,948	—	2,948	1,632	—	1,632
Total revenue	$91,889	$32,494	$124,383	$87,664	$29,176	$116,840	$113,352	$37,489	$150,841

Cash Flow Considerations

Customer payments for material only orders are due shortly after shipment.

Turnkey projects and repair services provided to commercial or industrial companies typically span between one week to three months. Customer payment requirements for these projects vary by contract. Some contracts provide for customer payments for products and services as they are delivered, other contracts specify that the customer will pay for the project in its entirety upon completion of the installation.

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

The payments associated with these transactions that are due during the twelve months subsequent to March 31, 2022 are included in Accounts receivable, net in Orion’s Consolidated Balance Sheets. The remaining amounts due that are associated with these transactions are included in Long-term accounts receivable in Orion’s Consolidated Balance Sheets. As of March 31, 2022, there were no such transactions included in Long-term accounts receivable.

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

The total amount received from the sales of these receivables during the twelve months ended March 31, 2022, 2021, and 2020 was $2.8 million, $5.1 million, and $4.4 million, respectively. Orion’s losses on these sales aggregated to $13 thousand, $0.1 million, and $0.1 million for the twelve months ended March 31, 2022, 2021, and 2020, respectively, and are included in Interest expense in the Consolidated Statements of Operations.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion contracts for turnkey installations and repairs / replacement services. Once Orion has an unconditional right to consideration under these contracts, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net. Revenue earned but not billed as of March 31, 2022 and March 31, 2021 includes $0.5 million and $0.6 million, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by the new standards.

Deferred revenue, current as of March 31, 2022, includes no contract liabilities which represent consideration received from customers prior to the point that Orion has fulfilled the promises included in a performance obligation and recorded revenue.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by the new standards.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of March 31, 2022, and March 31, 2021 (dollars in thousands):

	March 31, 2022	March 31, 2021
Accounts receivable, net	$11,899	$13,572
Contract assets	$1,966	$2,367
Contract liabilities	$—	$11

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

	2022	2021
Accounts receivable, gross	$11,907	$13,583
Allowance for doubtful accounts	(8)	(11)
Accounts receivable, net	$11,899	$13,572

NOTE 6 — INVENTORIES

Inventories consist of raw materials and components, such as drivers, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out (FIFO) method. Orion reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 12 months, expected demand, and other information indicating obsolescence. Orion records, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2022 and 2021, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of March 31, 2022
Raw materials and components	$10,781	$(1,140)	$9,641
Work in process	1,529	(267)	1,262
Finished goods	9,593	(664)	8,929
Total	$21,903	$(2,071)	$19,832
As of March 31, 2021
Raw materials and components	$12,410	$(967)	$11,443
Work in process	758	(356)	402
Finished goods	8,295	(586)	7,709
Total	$21,463	$(1,909)	$19,554

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2022, and March 31, 2021, prepaid expenses and other current assets include the following (dollars in thousands):

	March 31, 2022	March 31, 2021
Payroll tax credit	$1,587	$—
Other prepaid expenses	1,044	1,082
Total	$2,631	$1,082

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

Property and equipment were comprised of the following (dollars in thousands):

	March 31, 2022	March 31, 2021
Land and land improvements	$433	$433
Buildings and building improvements	9,491	9,477
Furniture, fixtures and office equipment	7,650	7,372
Leasehold improvements	490	340
Equipment leased to customers	4,997	4,997
Plant equipment	11,130	12,451
Vehicles	796	—
Construction in progress	3	135
	34,990	35,205
Less: accumulated depreciation and amortization	(23,524)	(23,836)
Net property and equipment	$11,466	$11,369

Depreciation is recognized over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $1.3 million, $1.2 million and $1.2 million for the years ended March 31, 2022, 2021 and 2020, respectively.

Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	10-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers under Power Purchase Agreements	20 years
Plant equipment	3-10 years
Vehicles	5-7 years

No interest was capitalized for construction in progress during fiscal 2022 or fiscal 2021.

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

We also lease approximately 9,180 square feet of office space in Pewaukee, Wisconsin. The lease presently terminates in December, 2026.

Orion has leased other assets from third parties, principally office and production equipment. The terms of our other leases vary from contract to contract and expire at various dates in the next five years.

The weighted average discount rate for Orion’s lease obligations as of March 31, 2022 is 5.3%. The weighted average remaining lease term as of March 31, 2022 is 3.8 years.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	March 31, 2022	March 31, 2021
Assets
Operating lease assets	Other long-term assets	$2,440	$2,585
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	768	647
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,271	2,642
Total lease liabilities		$3,039	$3,289

Orion had operating lease costs of $1.1 million for the year ended March 31, 2022. This includes short-term leases and variable lease costs, which are immaterial.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2023	$939
Fiscal 2024	838
Fiscal 2025	828
Fiscal 2026	722
Thereafter	71
Total lease payments	$3,398
Less: Interest	(359)
Present value of lease liabilities	$3,039

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the year ended March 31, 2022, 2021 and 2020 (dollars in thousands):

	March 31, 2022	March 31, 2021	March 31, 2020
Product revenue	$1,169	$2,758	$1,362
Cost of product revenue	1,073	2,512	1,208

The Consolidated Balance Sheet as of March 31, 2022 does not include a net investment in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were transferred to the financing institution prior to the respective balance sheet dates.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and were not material in the years ended March 31, 2022, 2021 and 2020. Orion accounts for these transactions as operating leases.

NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS

Orion recorded goodwill of $0.4 million and intangibles of $0.7 million related to its purchase of Stay-Lite Lighting during fiscal 2022. The goodwill is assigned to the Orion Services Group reporting unit. See Note 20 – Acquisition for further discussion of the Stay-Lite Lighting acquisition.

The costs of specifically identifiable intangible assets that do not have an indefinite life are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized.

Amortizable intangible assets are amortized over their estimated economic useful life to reflect the pattern of economic benefits consumed based upon the following lives and methods:

Patents	10-17 years	Straight-line
Licenses	7-13 years	Straight-line
Customer relationships	5-8 years	Accelerated based upon the pattern of economic benefits consumed
Developed technology	8 years	Accelerated based upon the pattern of economic benefits consumed
Tradename	5-10 years	Straight-line

Goodwill and intangible assets that have a definite life are evaluated for potential impairment whenever events or circumstances indicate that the carrying value may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset recovery. If the actual useful life of the asset is shorter than the estimated life, the asset may be deemed to be impaired and accordingly a write-down of the value of the asset determined by a discounted cash flow analysis or shorter amortization period may be required.

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

Orion performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets as of January 1, 2022. This qualitative assessment considered Orion’s operating results for the first nine months of fiscal 2022 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2023 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	March 31, 2022			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,652	$(1,932)	$720	$2,796	$(1,875)	$921
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	118	(6)	112	—	—	—
Customer relationships	4,178	(3,618)	560	3,600	(3,591)	9
Developed technology	900	(900)	—	900	(889)	11
Total Amortized Intangible Assets	$7,906	$(6,514)	$1,392	$7,354	$(6,413)	$941

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,012	$—	$1,012	$1,011	$—	$1,011
Total Indefinite-lived Intangible Assets	$1,012	$—	$1,012	$1,011	$—	$1,011

Total Other Intangible Assets	$8,918	$(6,514)	$2,404	$8,365	$(6,413)	$1,952

As of March 31, 2022, the weighted average useful life of definite life intangible assets was 8.0 years. The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2023	$207
Fiscal 2024	203
Fiscal 2025	195
Fiscal 2026	184
Fiscal 2027	163
Thereafter	440
$1,392

Amortization expense is set forth in the following table (dollars in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Amortization included in cost of sales:
Patents	$183	$175	$171
Total	$183	$175	$171
Amortization included in operating expenses:
Customer relationships	$27	$47	$86
Developed technology	11	68	102
Tradename	6	—	—
Total	44	115	188
Total amortization of intangible assets	$227	$290	$359

Orion’s management periodically reviews the carrying value of patent applications and related costs. When a patent application is probable of being unsuccessful or a patent is no longer in use, Orion writes off the remaining carrying value as a charge to general and administrative expense within its Consolidated Statements of Operations. In fiscal years 2022, 2021, and 2020, write-offs were immaterial.

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of March 31, 2022 and March 31, 2021, Accrued expenses and other included the following (dollars in thousands):

	March 31, 2022	March 31, 2021
Other accruals	$2,221	$1,730
Accrued project costs	2,215	5,010
Compensation and benefits	1,668	2,851
Credits due to customers	1,209	1,009
Warranty	728	705
Sales tax	157	1,318
Sales returns reserve	123	106
Legal and professional fees	106	497
Total	$8,427	$13,226

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	March 31,
	2022	2021
Beginning of year	$1,009	$1,069
Accruals	434	644
Warranty claims (net of vendor reimbursements)	(583)	(704)
Ending balance	$860	$1,009

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

Diluted net income (loss) per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net income (loss) per common share, Orion uses the treasury stock method for outstanding options and restricted shares. Net income (loss) per common share is calculated based upon the following shares:

	Fiscal Year Ended March 31,
	2022	2021	2020
Numerator:
Net income (dollars in thousands)	$6,091	$26,134	$12,462
Denominator:
Weighted-average common shares outstanding	31,018,356	30,634,553	30,104,552
Weighted-average effect of assumed conversion of stock options and restricted stock	276,217	669,174	860,225
Weighted-average common shares and share equivalents outstanding	31,294,573	31,303,727	30,964,777
Net income per common share:
Basic	$0.20	$0.85	$0.41
Diluted	$0.19	$0.83	$0.40

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	March 31,
	2022	2021	2020
Common stock options	—	—	164,072
Restricted shares	17,803	—	—
Total	17,803	—	164,072

NOTE 13 — LONG-TERM DEBT

Long-term debt as of March 31, 2022 and 2021 consisted of the following (dollars in thousands):

	March 31,
	2022	2021
Revolving credit facility	$—	$—
Equipment debt obligations	35	49
Total long-term debt	35	49
Less current maturities	(16)	(14)
Long-term debt, less current maturities	$19	$35

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2022, the borrowing base supports $21.5 million availability of the Credit Facility. As of March 31, 2022, no amounts were borrowed under the Credit Facility.

The Credit Agreement is secured by a first lien security interest in substantially all of Orion’s assets.

Borrowings under the Credit Agreement are permitted in the form of LIBOR or prime rate-based loans and generally bear interest at floating rates plus an applicable margin determined by reference to Orion’s availability under the Credit Agreement. Among other fees, Orion is required to pay an annual facility fee and a fee on the unused portion of the Credit Facility.

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

As of March 31, 2022, Orion is in compliance with all debt covenants.

Equipment Debt Obligation

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand fund certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% respectively and both debts mature in January 2024.

Aggregate Maturities

As of March 31, 2022, aggregate maturities of long-term debt were as follows (dollars in thousands):

Fiscal 2023	$16
Fiscal 2024	17
Fiscal 2025	2
$35

NOTE 14 — INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ended (dollars in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Current	$179	$244	$84
Deferred	1,980	(19,860)	75
Total	$2,159	$(19,616)	$159

	2022	2021	2020
Federal, Current	$—	$—	$17
Federal, Deferred	1,658	(16,217)	$39
Total Federal	1,658	(16,217)	56
State, Current	179	244	67
State, Deferred	322	(3,643)	36
Total State	501	(3,399)	103
Total	$2,159	$(19,616)	$159

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net	5.2%	5.3%	4.9%
Change in valuation reserve	(0.4)%	(321.4)%	(25.0)%
Permanent items	(1.9)%	(3.4)%	(1.0)%
Change in tax contingency reserve	0.1%	(0.5)%	0.2%
Equity compensation cancellations	0.1%	0.6%	0.2%
State return to provision	2.3%	(1.7)%	1.2%
Other, net	(0.2)%	(0.9)%	(0.2)%
Effective income tax rate	26.2%	(301.0)%	1.3%

The net deferred tax assets reported in the accompanying consolidated financial statements include the following components (dollars in thousands):

	March 31,
	2022	2021
Deferred tax assets:
Inventory, accruals and reserves	809	860
Federal and state operating loss carry-forwards	16,485	18,313
Tax credit carry-forwards	1,847	1,916
Equity compensation	231	198
Deferred revenue	29	38
Lease liability	670	853
Other	247	406
Total deferred tax assets	20,318	22,584
Valuation allowance	(1,249)	(1,279)
Deferred tax assets, net of valuation allowance	19,069	21,305

Deferred tax liabilities:
Lease ROU asset	(518)	(670)
Fixed assets	(529)	(626)
Intangible assets	(217)	(224)
Total deferred tax liabilities	(1,264)	(1,520)

Total net deferred tax assets	$17,805	$19,785

For fiscal year ended March 31, 2022, Orion’s deferred tax assets were primarily the result of U.S. NOL and tax credit carryforwards. Orion recorded a valuation allowance of $1.2 million and $1.3 million against its net deferred tax asset balance as of March 31, 2022 and March 31, 2021, respectively, due to the uncertainty of its realization value in the future. For the year ended March 31, 2022, Orion recorded no material change in the valuation allowance on the basis of management’s continued reassessment of the amount of its deferred tax assets that are more likely than not to be realized. For the year ended March 31, 2021, Orion recorded a net valuation allowance release of $20.9 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

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

As of March 31, 2022, Orion has federal NOL carryforwards of approximately $61.8 million, state NOL carryforwards of approximately $56.7 million, and foreign NOL carryforwards of approximately $0.8 million. Orion also had federal tax credit carryforwards of approximately $1.3 million and state tax credits of $0.7 million. All of Orion's tax credit carryforwards and $111.0 million of its NOL carryforwards will begin to expire in varying amounts between 2023 and 2033. The remaining $8.3 million of its federal and state NOL carryforwards are not subject to time restrictions but may only be used to offset 80% of adjusted taxable income. Orion believes it is more likely than not that the benefit from its state credit carryforwards, foreign NOL carryforwards, a portion of its federal credit carryforwards, and certain state loss carryforwards will not be realized. In recognition of this risk, Orion has provided a valuation allowance of $1.2 million on the deferred tax assets related to these carryforwards.

Generally, a change of more than 50% in the ownership of Orion's stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, Orion's ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for Orion. There was no limitation of NOL carryforwards that occurred for fiscal 2022, fiscal 2021, or fiscal 2020.

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

Orion files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company's federal tax returns for tax years beginning April 1, 2018 or later are open. For states in which Orion files state income tax returns, the statute of limitations is generally open for tax years beginning April 1, 2018 or later.

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

Uncertain tax positions

As of March 31, 2022, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would affect Orion’s effective tax rate if recognized.

Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are included in the unrecognized tax benefits. Accrued interest and penalties for such unrecognized tax benefits as of March 31, 2022 and 2021 were $0.1 million. Orion had the following unrecognized tax benefit activity (dollars in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Unrecognized tax benefits as of beginning of fiscal year	$285	$259	$130
Additions based on tax positions related to the current period positions	39	123	23
Additions/(reductions) for tax positions of prior years	(109)	(97)	106
Unrecognized tax benefits as of end of fiscal year	$215	$285	$259

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Orion enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand. As of March 31, 2022, Orion had entered into $7.8 million of purchase commitments related primarily to inventory purchases.

Retirement Savings Plan

Orion sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary contributions by Orion. In fiscal 2022, Orion made matching contributions of $0.1 million. In both fiscal 2021 and 2020, Orion made matching contributions of approximately $0.1 million.

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

NOTE 16 — SHAREHOLDERS’ EQUITY

Share Repurchase Program and Treasury Stock

In 2011 and 2012, Orion’s Board approved several share repurchase programs authorizing Orion to repurchase in aggregate up to a maximum of $7.5 million of Orion's outstanding common stock. As of March 31, 2022, Orion had repurchased 3,022,349 shares of common stock at a cost of $6.8 million under these programs. Orion did not repurchase any shares in fiscal 2022, fiscal 2021 or fiscal 2020 and currently does not intend to repurchase any additional common stock under this program in the near-term.

Shareholder Rights Plan

On January 3, 2019, Orion entered into Amendment No. 1 to the Rights Agreement, which amended the Rights Agreement dated as of January 7, 2009 and extended its terms by three years to January 7, 2022. In December 2021, Orion’s Board of Directors announced that it had decided to allow the Rights Agreement to terminate and expire by its terms on January 7, 2022.

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 2,500,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of Orion are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from Orion up to $20,000 of Orion’s common stock at a purchase price equal to 100% of the closing sale price of Orion’s common stock on The NASDAQ Capital Market on the last trading day of each quarter. Orion had the following shares issued from treasury during fiscal 2022 and fiscal 2021:

	As of March 31, 2022
	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended March 31, 2022	439	$2.80
Quarter Ended December 31, 2021	355	3.62
Quarter Ended September 30, 2021	327	3.89
Quarter Ended June 30, 2021	496	5.73
Total	1,617	$2.80 - 5.73

	As of March 31, 2021
	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended March 31, 2021	359	$6.90
Quarter Ended December 31, 2020	178	$9.87
Quarter Ended September 30, 2020	151	$7.57
Quarter Ended June 30, 2020	458	$3.46
Total	1,146	$3.46 - 9.87

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock, having an aggregate offering price of up to $50 million from time to time through or to the Agent, acting as sales agent or principal. No share sales have been effected pursuant to the ATM program through March 31, 2022.

NOTE 17 — STOCK OPTIONS AND RESTRICTED SHARES

At Orion’s 2019 annual meeting of shareholders held on August 7, 2019, Orion’s shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the “Amended 2016 Plan”). Approval of the Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 1,750,000 shares to 3,500,000 shares (an increase of 1,750,000 shares); added a minimum vesting period for all awards granted under the Amended 2016 Plan (with limited exceptions); and added a specific prohibition on the payment of dividends and dividend equivalents on unvested awards. As of March 31, 2022, the number of shares available for grant under the Amended 2016 Plan was 1,387,612.

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

The following amounts of stock-based compensation expense for restricted shares and options were recorded (dollars in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Cost of product revenue	$5	$4	$3
Cost of service revenue	—	—	(1)
General and administrative	793	716	576
Sales and marketing	12	29	38
Research and development	3	4	2
	$813	$753	$618

The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2019	467,836	$3.14
Granted	—	$—
Exercised	(22,362)	$2.51
Forfeited	(49,174)	$4.63
Outstanding at March 31, 2020	396,300	$2.80
Granted	—	$—
Exercised	(99,000)	$2.34
Forfeited	(100,982)	$3.39
Outstanding at March 31, 2021	196,318	$2.74
Granted	—	$—
Exercised	(31,845)	$3.79
Forfeited	(22,045)	$4.19
Outstanding at March 31, 2022	142,428	$2.28
Exercisable at March 31, 2022	142,428

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2022:

	March 31, 2022
	Outstanding and Vested	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.00 - 2.03	57,292	0.21	$2.03
$2.41 - 2.75	85,136	1.02	2.45
	142,428	0.62	$2.28

The following table summarizes information with respect to restricted shares activity:

	Fiscal Year Ended March 31,
	2022	2021	2020
Balance at March 31, 2021	469,639	772,720	1,312,593
Shares issued	240,833	287,998	279,468
Shares vested	(260,014)	(450,481)	(669,238)
Shares forfeited	—	(140,598)	(150,103)
Shares outstanding at March 31, 2022	450,458	469,639	772,720
Per share price on grant date	$3.62 - 5.98	$3.92 - 10.01	$2.69 - 3.03

During fiscal 2022, Orion recognized $0.8 million of stock-based compensation expense related to restricted shares.

As of March 31, 2022, the weighted average grant-date fair value of restricted shares granted was $5.55.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2022 is expected to be recognized as follows (dollars in thousands):

Fiscal 2023	$799
Fiscal 2024	532
Fiscal 2025	126
Fiscal 2026	4
Thereafter	3
Total	$1,464
Remaining weighted average expected term	3.0 years

NOTE 18 — SEGMENT DATA

Orion has the following business segments: Orion Services Group Division (“OSG”), Orion Distribution Services Division (“ODS”), and Orion U.S. Markets Division (“USM”). The accounting policies are the same for each business segment as they are on a consolidated basis.

Orion Services Group Division

The OSG segment (a) develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems and (b) provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities. OSG provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

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

	Revenues			Operating Income (Loss)
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2022	2021	2020	2022	2021	2020
Segments:
Services Group	$82,568	$84,243	$122,744	$6,462	$7,472	$16,164
Distribution Services	22,209	21,122	15,087	3,114	2,430	(852)
U.S. Markets	19,606	11,475	13,010	3,963	1,683	2,447
Corporate and Other	—	—	—	(5,148)	(4,749)	(4,649)
	$124,383	$116,840	$150,841	$8,391	$6,836	$13,110

	Depreciation and Amortization For the year ended March 31,			Capital Expenditures For the year ended March 31,
	2022	2021	2020	2022	2021	2020
Segments:
Services Group	$997	$913	$1,013	$224	$516	$302
Distribution Services	205	231	187	63	158	81
U.S. Markets	185	128	126	58	107	78
Corporate and Other	229	208	236	153	121	353
	$1,616	$1,480	$1,562	$498	$902	$814

	Total Assets
	March 31, 2022	March 31, 2021
Segments:
Services Group	$26,642	$29,856
Distribution Services	6,723	6,530
U.S. Markets	8,017	6,057
Corporate and Other	45,435	50,378
	$86,817	$92,821

Orion’s revenue outside the United States is insignificant and Orion has no long-lived assets outside the United States.

Fiscal 2022 Operating Income above includes a payroll tax credit, in accordance with IAS 20.

NOTE 19 — RESTRUCTURING EXPENSE

During the fourth quarter of fiscal 2020, as part of Orion’s response to the impacts of the COVID-19 pandemic, Orion entered into separation agreements with multiple employees, and recognized $0.4 million of expense. Orion’s restructuring expense for the 12 months ended March 31, 2022, 2021 and 2020 is reflected within its consolidated statements of operations as follows (dollars in thousands):

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2022	2021	2020
Cost of product revenue	$—	$—	$82
Cost of product service	—	—	74
General and administrative	—	—	28
Sales and marketing	—	—	207
Total	$—	$—	$391

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2022	2021	2020
Orion Services Group	$—	$—	$139
Orion Distribution Systems	—	—	142
Corporate and Other	—	—	110
Total	$—	$—	$391

NOTE 20 — ACQUISITION

Effective on January 1, 2022, Orion acquired all of the issued and outstanding capital stock of Stay-Lite Lighting, Inc. (“Stay-Lite Lighting”), a nationwide lighting and electrical maintenance service provider, for $4.3 million (the “Stay-Lite Acquisition”). Stay-Lite Lighting will operate as Stay-Lite Lighting, an Orion Energy Systems business. The acquisition accelerates the growth of Orion's maintenance services offerings through its Orion Services Group, which provides lighting and electrical services to customers.

Orion has accounted for this transaction as a business combination. Orion has preliminarily allocated the purchase price of approximately $4.3 million, which includes an estimate of the earn-out liability of $0.2 million and a receivable of $0.1 million for the working capital adjustment received subsequent to year-end, to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. Orion could pay up to $0.7 million in earnout related purchase price, which is based on the gross profit of the legacy business over the next two calendar years. Orion is in the process of finalizing third party valuations of property and equipment and intangible assets.

The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of January 1, 2022, is as follows (dollars in thousands):

Cash	$95
Accounts receivable	2,690
Revenue earned but not billed	342
Inventory	504
Prepaid expenses and other current assets	41
Property and equipment	958
Goodwill	350
Other intangible assets	696
Other long-term assets	537
Accounts payable	(965)
Accrued expenses and other	(550)
Other long-term liabilities	(412)
Net purchase consideration	4,286

Goodwill recorded from the acquisition of Stay-Lite Lighting is attributable to the expected synergies from the business combination. The goodwill resulting from the acquisition is deductible for tax purposes. The intangible assets include amounts recognized for the fair value of the trade name and customer relationships. The fair value of the intangible assets was determined based upon the income (discounted cash flow) approach.

The following table presents the details of the intangible assets acquired at the date of acquisition (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Tradename	$118	5
Customer relationships	578	8

Transaction costs related to the acquisition totaled $0.5 million in fiscal 2022 and are recorded in acquisition costs in the consolidated statements of operations.

Stay-Lite Lighting’s post-acquisition results of operations for the period from January 1, 2022, through March 31, 2022, are included in the Orion’s Consolidated Statements of Operations. Since the acquisition date, net sales of Stay-Lite Lighting for the period were $2.7 million and operating income was $0.2 million. The operating results of Stay-Lite Lighting are included in the Orion Services Group segment.

The unaudited pro forma revenue for the year ended March 31, 2022 and 2021, assuming the acquisition had occurred on April 1, 2020 was $131.3 million and $125.4 million respectively.

The unaudited pro forma information was determined based on the historical results of Orion and unaudited financial results from Stay-Lite Lighting. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or the results that may occur in the future. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies resulting from the acquisition of Stay-Lite Lighting.

NOTE 21 — SUBSEQUENT EVENTS

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

NOTE 22 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended March 31, 2022 and March 31, 2021 are as follows:

	Three Months Ended
	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	March 31, 2022	Total
	(in thousands, except per share amounts)
Total revenue	$35,101	$36,510	$30,714	$22,058	$124,383
Gross profit	$10,230	$10,788	$7,641	$5,253	$33,912
Net income (loss)	$2,510	$3,659	$1,102	$(1,180)	$6,091
Basic net income (loss) per share	$0.08	$0.12	$0.04	$(0.04)	$0.20
Shares used in basic per share calculation	30,860	31,031	31,085	31,097	31,018
Diluted net income (loss) per share	$0.08	$0.12	$0.04	$(0.04)	$0.19
Shares used in diluted per share calculation	31,290	31,288	31,235	31,097	31,295

	Three Months Ended
	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Total
	(in thousands, except per share amounts)
Total revenue	$10,811	$26,281	$44,251	$35,497	$116,840
Gross profit	$2,635	$7,263	$11,006	$9,220	$30,124
Net income (loss) (1)	$(2,219)	$1,914	$4,315	$22,124	$26,134
Basic net income (loss) per share (1)	$(0.07)	$0.06	$0.14	$0.72	$0.85
Shares used in basic per share calculation	30,352	30,669	30,736	30,782	30,635
Diluted net income (loss) per share (1)	$(0.07)	$0.06	$0.14	$0.71	$0.83
Shares used in diluted per share calculation	30,352	31,170	31,320	31,295	31,304

(1)	Includes $20.9 million of tax benefit related to the release of the valuation allowance on deferred tax assets during the three months ended March 31, 2021.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2022, pursuant to Exchange Act Rule 13a-15(b) and 15d-15. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a level of reasonable assurance as of March 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of March 31, 2022, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

See Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Securities, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans. The additional information required by this item is incorporated by reference to our Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.

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

10.4

Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.5

Form of Stock Option Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.7 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.6

Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated, filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 21, 2019, is hereby incorporated by reference.*

10.7

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.5 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.8

Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.6 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.9

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.7 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.10

Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.8 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.11

Orion Energy Systems, Inc. Non-Employee Director Compensation Plan, updated and effective as of February 7, 2020, filed as Exhibit 10.14 to the Registrant’s Form 10-K filed on June 5, 2020, is hereby incorporated by reference.*v

10.12

Amended and Restated Executive Employment and Severance Agreement, dated as of June 1, 2020, by and between Orion Energy Systems, Inc. and Michael W. Altschaefl, filed as Exhibit 10.15 to the Registrant’s Form 10-K filed on June 5, 2020, is hereby incorporated by reference.*

10.13

Executive Employment and Severance Agreement, effective as of October 19, 2020, between Orion Energy Systems, Inc. and J. Per Brodin, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on October 15, 2020, is hereby incorporated by reference.*

10.14

Amended and Restated Executive Employment and Severance Agreement, dated as of June 1, 2020, by and between Orion Energy Systems, Inc. and Scott A. Green, filed as Exhibit 10.17 to the Registrant's Form 10-K filed on June 1, 2021, is hereby incorporated by reference.*

10.15

At Market Issuance Sales Agreement between Orion Energy Systems, Inc. and B. Riley Securities, Inc., dated March 26, 2021, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 26, 2021, is hereby incorporated by reference.

10.16

Executive Employment and Severance Agreement, effective as of November 11, 2021, between Orion Energy Systems, Inc. and Michael H. Jenkins, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on November 4, 2021, is hereby incorporated by reference.*

10.17

Amendment to Executive Employment and Severance Agreement, effective as of the third business day after the Company publicly announces its financial results for its fiscal 2022 fourth quarter and year-end, between Orion Energy Systems, Inc. and Michael W. Altschaefl, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on February 22, 2022, is hereby incorporated by reference.*

10.18

Restricted Stock Award Agreement, effective as of the third business day after the Company publicly announces its financial results for its fiscal 2022 fourth quarter and year-end, between Orion Energy Systems, Inc. and Michael W. Altschaefl, filed as Exhibit 10.3 to the Registrant's Form 8-K filed on February 22, 2022, is hereby incorporated by reference.*

10.19	Form of Executive Performance Share Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan.* +

10.20	Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan. * +

10.21	Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan. * +

10.22	Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan. * +

10.23	Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan. * +

21.1	Subsidiaries of Orion Energy Systems, Inc.+

23.1	Consent of Independent Registered Public Accounting Firm. +

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

32.1

Certification of Chief Executive Officer and Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101	101.INS Inline XBRL Instance Document+

101.SCH Inline XBRL Taxonomy extension schema document+

101.CAL Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF Inline XBRL Taxonomy extension definition linkbase document+

101.LAB Inline XBRL Taxonomy extension label linkbase document+

101.PRE Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, has been formatted in Inline XBRL

Documents incorporated by reference by Orion Energy Systems, Inc. are filed with the Securities and Exchange Commission under File No. 001-33887.

*	Management contract or compensatory plan or arrangement.
+	Filed herewith
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 2022.

ORION ENERGY SYSTEMS, INC.

By:	/s/ MICHAEL W. ALTSCHAEFL
Michael W. Altschaefl
Chief Executive Officer and Board Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 10, 2022.

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