Form 10-Q
period 2022-06-30
ORION ENERGY SYSTEMS, INC.
filed 2022-08-05
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

There were 31,250,071 shares of the Registrant’s common stock outstanding on July 29, 2022.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2022	March 31, 2022
Assets
Cash and cash equivalents	$9,424	$14,466
Accounts receivable, net	11,735	11,899
Revenue earned but not billed	1,894	2,421
Inventories, net	18,753	19,832
Prepaid expenses and other current assets	2,624	2,631
Total current assets	44,430	51,249
Property and equipment, net	11,061	11,466
Goodwill	622	350
Other intangible assets, net	2,330	2,404
Deferred tax assets	18,783	17,805
Other long-term assets	3,375	3,543
Total assets	$80,601	$86,817
Liabilities and Shareholders’ Equity
Accounts payable	$7,411	$9,855
Accrued expenses and other	7,362	8,427
Deferred revenue, current	127	76
Current maturities of long-term debt	16	16
Total current liabilities	14,916	18,374
Revolving credit facility	—	—
Long-term debt, less current maturities	15	19
Deferred revenue, long-term	545	564
Other long-term liabilities	2,553	2,760
Total liabilities	18,029	21,717
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2022 and March 31, 2022; no shares issued and outstanding at June 30, 2022 and March 31, 2022	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2022 and March 31, 2022; shares issued: 40,723,299 at June 30, 2022 and 40,570,909 at March 31, 2022; shares outstanding: 31,250,071 at June 30, 2022 and 31,097,872 at March 31, 2022	—	—
Additional paid-in capital	158,727	158,419
Treasury stock, common shares: 9,476,228 at June 30, 2022 and 9,473,037 at March 31, 2022	(36,240)	(36,239)
Retained deficit	(59,915)	(57,080)
Total shareholders’ equity	62,572	65,100
Total liabilities and shareholders’ equity	$80,601	$86,817

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2022	2021
Product revenue	$13,483	$28,246
Service revenue	4,423	6,855
Total revenue	17,906	35,101
Cost of product revenue	10,385	19,433
Cost of service revenue	3,967	5,438
Total cost of revenue	14,352	24,871
Gross profit	3,554	10,230
Operating expenses:
General and administrative	3,754	3,111
Acquisition costs	14	—
Sales and marketing	2,889	3,245
Research and development	514	456
Total operating expenses	7,171	6,812
(Loss) income from operations	(3,617)	3,418
Other income (expense):
Other (expense) income	(1)	1
Interest expense	(17)	(19)
Amortization of debt issue costs	(15)	(16)
Total other expense	(33)	(34)
(Loss) income before income tax	(3,650)	3,384
Income tax (benefit) expense	(815)	874
Net (loss) income	$(2,835)	$2,510
Basic net (loss) income per share attributable to common shareholders	$(0.09)	$0.08
Weighted-average common shares outstanding	31,138,398	30,860,178
Diluted net (loss) income per share	$(0.09)	$0.08
Weighted-average common shares and share equivalents outstanding	31,138,398	31,289,924

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2022	31,097,872	$158,419	$(36,239)	$(57,080)	$65,100
Exercise of stock options for cash	26,646	54	—	—	54
Shares issued under Employee Stock Purchase Plan	443	—	1	—	1
Stock-based compensation	125,744	254	—	—	254
Employee tax withholdings on stock-based compensation	(634)	—	(2)	—	(2)
Net loss	—	—	—	(2,835)	(2,835)
Balance, June 30, 2022	31,250,071	$158,727	$(36,240)	$(59,915)	$62,572

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2021	30,805,300	$157,485	$(36,240)	$(63,171)	$58,074
Exercise of stock options for cash	24,045	101	—	—	101
Shares issued under Employee Stock Purchase Plan	496	—	3	—	3
Stock-based compensation	171,470	160	—	—	160
Employee tax withholdings on stock-based compensation	(610)	—	(4)	—	(4)
Net income	—	—	—	2,510	2,510
Balance, June 30, 2021	31,000,701	$157,746	$(36,241)	$(60,661)	$60,844

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2022	2021
Operating activities
Net (loss) income	$(2,835)	$2,510
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	354	309
Amortization of intangible assets	52	67
Stock-based compensation	254	160
Amortization of debt issue costs	15	16
Deferred income tax	(978)	872
Gain on sale of property and equipment	(1)	—
Provision for inventory reserves	100	134
Other	(9)	—
Changes in operating assets and liabilities:
Accounts receivable	109	(5,934)
Revenue earned but not billed	527	1,886
Inventories	979	(1,232)
Prepaid expenses and other assets	160	251
Accounts payable	(2,491)	1,447
Accrued expenses and other	(1,273)	(3,550)
Deferred revenue, current and long-term	32	98
Net cash used in operating activities	(5,005)	(2,966)
Investing activities
Cash to fund acquisition	55	—
Cash paid for investment	—	(500)
Purchases of property and equipment	(139)	(152)
Additions to patents and licenses	(1)	(4)
Net cash used in investing activities	(85)	(656)
Financing activities
Payment of long-term debt	(4)	(4)
Proceeds from revolving credit facility	—	—
Payments of revolving credit facility	—	—
Payments to settle employee tax withholdings on stock-based compensation	(2)	(4)
Deferred financing costs	—	(4)
Net proceeds from employee equity exercises	54	104
Net cash provided by financing activities	48	92
Net decrease in cash and cash equivalents	(5,042)	(3,530)
Cash and cash equivalents at beginning of period	14,466	19,393
Cash and cash equivalents at end of period	$9,424	$15,863

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

NOTE 2 — IMPACT OF COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Orion’s business was adversely impacted by measures taken by customers, suppliers, government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of Orion’s 2020 fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the third quarter of fiscal 2021, Orion experienced a rebound in business as project installations resumed for its largest customer. However, potential future risks remain due to the COVID-19 pandemic. It is not possible to predict the overall impact, including the economic and regulatory impact, the COVID-19 pandemic will have on Orion’s business, liquidity, capital resources or financial results. If the COVID-19 pandemic becomes more pronounced in Orion’s markets or experiences a resurgence in markets recovering from the spread of COVID-19, Orion’s results of operation would likely be materially adversely affected.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Orion and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2023 or other interim periods.

The Condensed Consolidated Balance Sheet March 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on June 10, 2022.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three months ended June 30, 2022, no suppliers accounted for more than 10.0% of total cost of revenue. For the three months ended June 30, 2021, one supplier accounted for 12.8% of total cost of revenue.

For the three months ended June 30, 2022, one customer accounted for 13.8% of total revenue. For the three months ended June 30, 2021, two customers accounted for 50.9 % and 14.2% of total revenue, respectively.

As of June 30, 2022, one customer accounted for 10.8% of accounts receivable. As of March 31, 2022, two customers accounted for 11.8% and 10.4% of accounts receivable, respectively.

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

NOTE 4 — REVENUE

Orion generates revenue primarily by selling manufactured or sourced commercial lighting fixtures and components, installing these fixtures in customer’s facilities, and providing maintenance services including repairs and replacements for the lighting and related electrical components. Orion recognizes revenue in accordance with the guidance in “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) when control of the goods or services being provided (which we refer to as a performance obligation) is transferred to a customer at an amount that reflects the consideration Orion expects to receive in exchange for those goods or services.

During the fourth quarter of fiscal 2022, Orion acquired Stay-Lite Lighting, which provides lighting and electrical services.  The results of Stay-Lite Lighting are included in the Orion Services Group segment and accelerate the growth of Orion’s maintenance services customer offering.  The disaggregated revenue table provides total revenue from the maintenance services offering.

Revenue from the maintenance offering that includes both the sale of Orion manufactured or sourced product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Condensed Consolidated Statement of Operations.

The following tables provide detail of Orion’s total revenue for the three months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Three Months Ended June 30, 2022
	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$12,404	$1,358	$13,762
Maintenance services	989	3,065	4,054
Solar energy related revenues	—	—	—
Total revenues from contracts with customers	13,393	4,423	17,816
Revenue accounted for under other guidance	90	—	90
Total revenue	$13,483	$4,423	$17,906

	Three Months Ended June 30, 2021
	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$27,359	$6,661	$34,020
Maintenance services	98	194	292
Solar energy related revenues	16	—	16
Total revenues from contracts with customers	27,473	6,855	34,328
Revenue accounted for under other guidance	773	—	773
Total revenue	$28,246	$6,855	$35,101

From time to time, Orion sells the receivables from one customer to a financing institution. The was no activity during the three months ended June 30, 2022. The total amount received from the sales of these receivables during the three months ended June 30, 2021 was $2.4 million. Orion’s losses on these sales were $2 thousand, for the three months ended June 30, 2021 and are included in Interest expense in the Condensed Consolidated Statement of Operations.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of June 30, 2022 and March 31, 2022 (dollars in thousands):

	June 30, 2022	March 31, 2022
Accounts receivable, net	$11,735	$11,899
Contract assets	$1,704	$1,966
Contract liabilities	$(52)	$—

There were no significant changes in the contract assets outside of standard reclassifications to accounts receivable, net upon billing. There were no significant changes to contract liabilities.

NOTE 5 — ACCOUNTS RECEIVABLE, NET

As of June 30, 2022, and March 31, 2022, Orion's accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	June 30, 2022	March 31, 2022
Accounts receivable, gross	$11,753	$11,907
Allowance for doubtful accounts	(18)	(8)
Accounts receivable, net	$11,735	$11,899

NOTE 6 — INVENTORIES, NET

As of June 30, 2022, and March 31, 2022, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of June 30, 2022
Raw materials and components	$10,462	$(799)	$9,663
Work in process	1,356	(178)	1,178
Finished goods	8,506	(594)	7,912
Total	$20,324	$(1,571)	$18,753

As of March 31, 2022
Raw materials and components	$10,781	$(1,140)	$9,641
Work in process	1,529	(267)	1,262
Finished goods	9,593	(664)	8,929
Total	$21,903	$(2,071)	$19,832

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2022, and March 31, 2022, prepaid expenses and other current assets include the following (dollars in thousands):

	June 30, 2022	March 31, 2022
Payroll tax credit	$1,587	$1,587
Other prepaid expenses	1,037	1,044
Total	$2,624	$2,631

NOTE 8 — PROPERTY AND EQUIPMENT, NET

As of June 30, 2022, and March 31, 2022, property and equipment, net, included the following (dollars in thousands):

	June 30, 2022	March 31, 2022
Land and land improvements	$433	$433
Buildings and building improvements	9,491	9,491
Furniture, fixtures and office equipment	7,690	7,650
Leasehold improvements	490	490
Equipment leased to customers	4,997	4,997
Plant equipment	11,135	11,130
Vehicles	568	796
Construction in Progress	134	3
Gross property and equipment	34,938	34,990
Less: accumulated depreciation	(23,877)	(23,524)
Total property and equipment, net	$11,061	$11,466

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	June 30, 2022	March 31, 2022
Assets
Operating lease assets	Other long-term assets	$2,283	$2,440
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$784	$768
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,068	2,271
Total lease liabilities		$2,852	$3,039

Orion had operating lease costs of $0.3 million for the three months ended June 30, 2022. Orion had operating lease costs of $0.2 million for the three months ended June 30, 2021.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2023	$857
Fiscal 2024	838
Fiscal 2025	828
Fiscal 2026	722
Fiscal 2027	71
Total lease payments	$3,316
Less: Interest	(464)
Present value of lease liabilities	$2,852

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Product revenue	$—	$552
Cost of product revenue	$—	$480

NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Orion has $0.6 million of goodwill related to its purchase of Stay-Light Lighting during fiscal year 2022, which has an indefinite life. The goodwill is assigned to the Orion Services Group reporting unit. Goodwill increased by $0.2 million to $0.6 million as compared to March 31, 2022. This increase is due to updates to purchase accounting within the measurement period. See Note 19 – Acquisition for further discussion of the Stay-Lite Lighting acquisition.

As of June 30, 2022, and March 31, 2022, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	June 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,620	$(1,927)	$693	$2,652	$(1,932)	$720
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	164	(16)	148	118	(6)	112
Customer relationships	4,109	(3,632)	477	4,178	(3,618)	560
Developed technology	900	(900)	—	900	(900)	—
Total Amortized Intangible Assets	$7,851	$(6,533)	$1,318	$7,906	$(6,514)	$1,392

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,012	$—	$1,012	$1,012	$—	$1,012
Total Amortized Intangible Assets	$1,012	$—	$1,012	$1,012	$—	$1,012

Amortization expense on intangible assets was $0.1 million for the three months ended June 30, 2022.

Amortization expense on intangible assets was $0.1 million for the three months ended June 30, 2021.

As of June 30, 2022, the weighted average remaining useful life of intangible assets was 8.5 years.

The estimated amortization expense for the remainder of fiscal 2022, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2023 (period remaining)	$155
Fiscal 2024	203
Fiscal 2025	193
Fiscal 2026	184
Fiscal 2027	163
Fiscal 2028	118
Thereafter	302
Total	$1,318

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of June 30, 2022, and March 31, 2022, accrued expenses and other included the following (dollars in thousands):

	June 30, 2022	March 31, 2022
Other accruals	$2,266	$2,221
Compensation and benefits	1,598	1,668
Accrued project costs	1,307	2,215
Credits due to customers	884	1,209
Warranty	684	728
Legal and professional fees	264	106
Sales tax	222	157
Sales returns reserve	137	123
Total	$7,362	$8,427

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021
Beginning of period	$860	$1,009
Accruals	167	117
Warranty claims (net of vendor reimbursements)	(216)	(88)
End of period	$811	$1,038

NOTE 12 — NET (LOSS) INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the three months ended June 30, 2022, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net income per common share is calculated based upon the following shares:

	For the Three Months Ended June 30,
	2022	2021
Numerator:
Net (loss) income (in thousands)	$(2,835)	$2,510
Denominator:
Weighted-average common shares outstanding	31,138,398	30,860,178
Weighted-average common shares and common share equivalents outstanding	31,138,398	31,289,924
Net (loss) income per common share:
Basic	$(0.09)	$0.08
Diluted	$(0.09)	$0.08

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended June 30,
	2022	2021
Common stock options	—	—
Restricted shares	—	26,205
Total	—	26,205

NOTE 13 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	June 30, 2022	March 31, 2022
Revolving credit facility	$—	$—
Equipment debt obligations	31	35
Total long-term debt	31	35
Less current maturities	(16)	(16)
Long-term debt, less current maturities	$15	$19

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2022, the borrowing base supports $15.8 million availability of the Credit Facility. As of June 30, 2022, no amounts were borrowed under the Credit Facility.

As of June 30, 2022, Orion was in compliance with all debt covenants.

Equipment Debt Obligations

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% per annum, respectively, and both debts mature in January 2024.

NOTE 14 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended June 30, 2022 and 2021, Orion recorded income tax (benefit)/expense of $(0.8) million and $0.9 million, respectively, using this methodology.

As of June 30, 2022 and March 31, 2022, Orion has a recorded valuation allowance of $1.2 million against its net deferred tax asset balance. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the more or less of its deferred tax assets are able to be realized, an adjustment to the valuation allowance would be reflected in the company’s provision for income taxes.

Uncertain Tax Positions

As of June 30, 2022, Orion’s balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce Orion’s effective tax rate if recognized.

Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as Other long-term liabilities to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax (benefit) expense. Penalties and interest are included in the unrecognized tax benefits.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Litigation

Orion is subject to various claims and legal proceedings arising in the ordinary course of business. Orion does not believe the final resolution of any of such claims or legal proceedings will have a material adverse effect on Orion’s future results of operations or financial condition.

State Tax Assessment

During fiscal year 2018, Orion was notified of a pending sales and use tax audit by the Wisconsin Department of Revenue for the period covering April 1, 2013 through March 31, 2017. This sales and use tax audit was settled during the quarter ended June 30, 2022 with no tax adjustment.

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

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended June 30, 2022, Orion issued 443 shares under the ESPP plan at a closing market price of $2.01.

Sale of shares

In March 2020, Orion filed a universal shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Orion currently has the flexibility to publicly offer and sell from time to time up to $100 million of debt and/or equity securities. The filing of the shelf registration statement may help facilitate Orion’s ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales were effected pursuant to the ATM program through June 30, 2022.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021
Cost of product revenue	$1	$1
General and administrative	250	155
Sales and marketing	2	3
Research and development	1	1
Total	$254	$160

During the first three months of fiscal 2022, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2022	450,458	142,428
Awards granted	756,738	—
Awards vested or exercised	(125,744)	(26,646)
Awards forfeited	—	—
Awards outstanding at June 30, 2022	1,081,452	115,782
Per share weighted average price on grant date	$2.18	—

As of June 30, 2022, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 3.0 years, was approximately $2.1 million.

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

Orion U.S. Markets Division

The USM segment sells commercial lighting systems and energy management systems to contractors and energy service companies ("ESCOs").

Corporate and Other

Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Segments:
Orion Services Group	$9,035	$21,988	$(2,229)	$1,864
Orion Distribution Services	4,826	9,286	(51)	2,122
Orion U.S. Markets	4,045	3,827	186	651
Corporate and Other	—	—	(1,523)	(1,219)
	$17,906	$35,101	$(3,617)	$3,418

NOTE 19 — ACQUISITION

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

Orion has accounted for this transaction as a business combination. Orion has preliminarily allocated the purchase price of approximately $4.3 million, which includes an estimate of the earn-out liability of $0.2 million and $0.1 million for the working capital adjustment received in the first quarter fiscal 2023, to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. Orion could pay up to $0.7 million in earnout related purchase price, which is based on performance during the current and following calendar years. Orion is in the process of finalizing third party valuations of property and equipment and intangible assets and related tax impacts.

The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of January 1, 2022, is as follows (dollars in thousands):

Cash	$95
Accounts receivable	2,690
Revenue earned but not billed	342
Inventory	504
Prepaid expenses and other current assets	41
Property and equipment	725
Goodwill	622
Other intangible assets	673
Other long-term assets	537
Accounts payable	(965)
Accrued expenses and other	(550)
Other long-term liabilities	(411)
Net purchase consideration	4,303

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

The following table presents the details of the intangible assets acquired at the date of acquisition (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Tradename	$164	5
Customer relationships	509	8

Transaction costs related to the acquisition totaled $0.5 million in fiscal 2022 and $14 thousand in the first quarter fiscal 2023 and are recorded in acquisition costs in the consolidated statements of operations.

Stay-Lite Lighting’s post-acquisition results of operations since January 1, 2022 are included in the Orion’s Consolidated Statements of Operations. The operating results of Stay-Lite Lighting are included in the Orion Services Group segment.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to several risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, project engineering, energy project management design and maintenance services. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior LED lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting, and industrial applications, although we do sell and install products into other markets. Our services consist of turnkey installation and system maintenance. Virtually all our sales occur within North America.

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

We generally do not have long-term contracts with our customers for product or turnkey services that provide us with recurring annual revenue. However, some of our maintenance services contracts consist of multi-year arrangements. We typically generate substantially all our revenue from sales of lighting and control systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We also perform work under master services or product purchasing agreements with major customers with sales completed on a purchase order basis. In addition, in order to provide quality and timely service under our multi-location master retrofit agreements we are required to make substantial working capital expenditures and advance inventory purchases that we may not be able to recoup if the agreements or a substantial volume of purchase orders under the agreements are delayed or terminated. The loss of, or substantial reduction in sales to, any of our significant customers, or our current single largest customer, or the termination or delay of a significant volume of purchase orders by one or more key customers, could have a material adverse effect on our results of operations in any given future period.

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

Our fiscal year ends on March 31. Our current fiscal year ends on March 31, 2023 and is referred to as “fiscal 2023”. We refer to our just completed fiscal year, which ended on March 31, 2022, as "fiscal 2022", and our prior fiscal year which ended on March 31, 2021 as "fiscal 2021". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

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

Impact of COVID-19

The COVID-19 pandemic has disrupted business, trade, commerce, financial and credit markets, in the U.S. and globally. Our business was adversely impacted by measures taken by customers, suppliers, government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our 2020 fiscal year, and continuing most significantly into the second quarter of fiscal 2021. During the third quarter of fiscal 2021, we experienced a rebound in business as project installations resumed for our largest customer. However, potential future risks remain due to the COVID-19 pandemic. It is not possible to predict the overall impact, including the economic and regulatory impact, the COVID-19 pandemic will have on put business, liquidity, capital resources or financial results. If the COVID-19 pandemic becomes more pronounced in our markets or experiences a resurgence in markets recovering from the spread of COVID-19, our results of operation would likely be materially adversely affected.

Acquisition of Stay-Lite Lighting

Effective on January 1, 2022, we acquired all of the issued and outstanding capital stock of Stay-Lite Lighting, a nationwide lighting and electrical maintenance service provider, for a cash purchase price of $4.0 million. In addition, depending upon the performance during the current and following calendar years, Orion could pay up to an additional $0.7 million in earn out related purchase price. The acquisition was funded from existing cash resources. Stay-Lite Lighting will operate as Stay-Lite, an Orion Energy Systems business. The acquisition accelerates the growth of our maintenance services offerings through our Orion Services Group, which provides lighting and electrical services to customers.

Recent Developments

During the fourth quarter of fiscal 2022, we substantially completed a significant project rollout for our large national retail customer.  During the first quarter of fiscal 2021, we continued to support this customer, but at lower revenue levels than the comparative prior year quarter.

Results of Operations - Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021		2022	2021
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$13,483	$28,246	(52.3)%	75.3%	80.5%
Service revenue	4,423	6,855	(35.5)%	24.7%	19.5%
Total revenue	17,906	35,101	(49.0)%	100.0%	100.0%
Cost of product revenue	10,385	19,433	(46.6)%	58.0%	55.4%
Cost of service revenue	3,967	5,438	(27.1)%	22.2%	15.5%
Total cost of revenue	14,352	24,871	(42.3)%	80.2%	70.9%
Gross profit	3,554	10,230	(65.3)%	19.8%	29.1%
General and administrative expenses	3,754	3,111	20.7%	21.0%	8.9%
Acquisition costs	14	—	NM	0.1%	—
Sales and marketing expenses	2,889	3,245	(11.0)%	16.1%	9.2%
Research and development expenses	514	456	12.7%	2.9%	1.3%
(Loss) income from operations	(3,617)	3,418	(205.8)%	(20.2)%	9.7%
Other income	(1)	1	NM	(0.0)%	0.0%
Interest expense	(17)	(19)	(10.5)%	(0.1)%	(0.1)%
Amortization of debt issue costs	(15)	(16)	(6.3)%	(0.1)%	(0.0)%
(Loss) income before income tax	(3,650)	3,384	NM	(20.4)%	9.6%
Income tax (benefit) expense	(815)	874	NM	(4.6)%	2.5%
Net (loss) income	$(2,835)	$2,510	NM	(15.8)%	7.2%

*NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin.  Product revenue decreased 52.3%, or $14.8 million, for the first quarter of fiscal 2023 versus the first quarter of fiscal 2022. Service revenue decreased 35.5%, or $2.4 million, for the first quarter of fiscal 2023 versus the first quarter of fiscal 2022. The decrease in product and service revenue was due to significantly lower project revenues from our largest customer and other customer delays on several larger LED lighting and controls projects, primarily caused by the response of customers to supply chain disruptions and COVID-19 related impacts to our businesses. This includes installations from our existing large national retail customer, which represented 13.8% of total revenue in the first quarter of fiscal 2023. This decrease in revenue is partially offset by revenues due to the acquisition of Stay-Lite Lighting. Cost of product revenue decreased by 46.6%, or $9.0 million, in the first quarter of fiscal 2023 versus the comparable period in fiscal 2022. Cost of service revenue decreased by 27.1%, or $1.5 million, in the first quarter of fiscal 2023 versus the comparable period in fiscal 2022. The decrease in product and service costs was primarily due to the decrease in revenue. Gross margin decreased from 29.1% of revenue in the first quarter of fiscal 2022 to 19.8% in the first quarter of fiscal 2023, due primarily to reduced sales decreasing absorption of fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses increased 20.7%, or $0.6 million, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. This comparative increase was primarily due to the acquisition of Stay-Lite Lighting.

Sales and Marketing. Sales and marketing expenses decreased 11.0%, or $0.4 million, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. This comparative decrease was primarily due to a reduction in commission expense on lower sales, partially offset by increased employment costs.

Research and Development. Research and development expenses increased 12.7%, or $0.1 million, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, as a result of increased testing.

Interest Expense. Interest expense in the first quarter of fiscal 2023 decreased 10.5%, or $2 thousand, from the first quarter of fiscal 2022. The decrease in interest expense was due to fewer sales of receivables.

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

The following table summarizes our OSG segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Revenues	$9,035	$21,988	(58.9)%
Operating income	$(2,229)	$1,864	(219.6)%
Operating margin	(24.7)%	8.5%

OSG segment revenue in the first quarter of fiscal 2023 decreased by 58.9%, or $13.0 million. The decrease in revenue was due to a significant reduction of project volume from our largest customer and other customer delays on several larger LED lighting and controls projects, primarily caused by the response of customers to supply chain disruptions and COVID-19 related impacts to our businesses. This revenue decrease is partially offset by the added revenue from Stay-Lite Lighting. This decrease led to a corresponding operating loss in this segment, as a result of revenue decreasing absorption of fixed costs.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Revenues	$4,826	$9,286	(48.0)%
Operating income	$(51)	$2,122	(102.4)%
Operating margin	(1.1)%	22.9%

ODS segment revenue in the first quarter of fiscal 2023 decreased by 48.0%, or $4.5 million, compared to the first quarter of fiscal 2022, primarily due to a decrease in sales to one customer. The decrease in sales resulted in a corresponding operating loss in this segment based on operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Revenues	$4,045	$3,827	5.7%
Operating income	$186	$651	(71.4)%
Operating margin	4.6%	17.0%

USM segment revenue in the first quarter of fiscal 2023 increased by 5.7%, or $0.2 million, compared to the first quarter of fiscal 2022, primarily due to a more diversified customer base. Operating income in this segment decreased as a result of increased allocation of costs.

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

We had approximately $9.4 million in cash and cash equivalents as of June 30, 2022, compared to $14.5 million at March 31, 2022. Our cash position decreased as a result of overall use of working capital during the first quarter of fiscal 2023.

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

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating activities	$(5,005)	$(2,966)
Investing activities	(85)	(656)
Financing activities	48	92
Decrease in cash and cash equivalents	$(5,042)	$(3,530)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first three months of fiscal 2023 was $5.0 million and consisted of our net loss of $2.8 million adjusted for non-cash expense items and net cash used in changes in working capital of $2.0 million, the largest of which was a $2.5 million decrease in accounts payable.

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

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.1 million in the first three months of fiscal 2022 consisted primarily of purchases of property and equipment.

Cash used in investing activities of $0.7 million in the first three months of fiscal 2022 consisted primarily of cash paid for a non-controlling equity stake in ndustrial of $0.5 million and purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $48 thousand in the first three months of fiscal 2023 consisted primarily of proceeds from employee equity exercises.

Cash provided by financing activities of $0.1 million in the first three months of fiscal 2022 consisted primarily of proceeds from employee equity exercises.

Working Capital

Our net working capital as of June 30, 2022 was $29.5 million, consisting of $44.4 million in current assets and $14.9 million in current liabilities. Our net working capital as of March 31, 2022 was $32.9 million, consisting of $51.2 million in current assets and $18.4 million in current liabilities. The decrease in our working capital from the fiscal 2022 year-end was primarily due to an overall reduction in project volume performed for our largest customer.

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2022, the borrowing base supports $15.8 million availability of the Credit Facility. As of June 30, 2022, no amounts were borrowed under the Credit Facility.

The Credit Agreement is secured by a first lien security interest in substantially all of our assets.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $8.3 million and $10.1 million as of June 30, 2022 and March 31, 2022, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic may extend this time period.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2022. For the three months ended June 30, 2022, there were no material changes in our accounting policies.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 3 in the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2022. There have been no material changes to such exposures since March 31, 2022.

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

As of June 30, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which we filed with the SEC on June 10, 2022 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
(a)	Exhibits

10.1

Voluntary Retirement and Consulting Agreement, dated as of August 2, 2022 and effective as of November 10, 2022, between Orion Energy Systems, Inc. and Michael W. Altschaefl, is hereby incorporated by reference.

10.2	Amended Executive Employment and Severance Agreement, effective as of November 10, 2022, by and between Orion Energy Systems, Inc. and Michael H. Jenkins, is hereby incorporated by reference.

10.3	Consulting Agreement, dated as of August 2, 2022 and effective as of August 4, 2022, between Orion Energy Systems, Inc. and Alan Howe, is hereby incorporated by reference.

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.+

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

+	Filed herewith
*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2022.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)