Form 10-Q
period 2022-09-30
ORION ENERGY SYSTEMS, INC.
filed 2022-11-08
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

There were 31,984,645 shares of the Registrant’s common stock outstanding on October 31, 2022.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2022	March 31, 2022
Assets
Cash and cash equivalents	$12,520	$14,466
Accounts receivable, net	11,591	11,899
Revenue earned but not billed	1,346	2,421
Inventories, net	16,849	19,832
Prepaid expenses and other current assets	2,493	2,631
Total current assets	44,799	51,249
Property and equipment, net	10,911	11,466
Goodwill	564	350
Other intangible assets, net	2,282	2,404
Deferred tax assets	19,426	17,805
Other long-term assets	3,203	3,543
Total assets	$81,185	$86,817
Liabilities and Shareholders’ Equity
Accounts payable	$5,938	$9,855
Accrued expenses and other	6,263	8,427
Deferred revenue, current	76	76
Current maturities of long-term debt	16	16
Total current liabilities	12,293	18,374
Revolving credit facility	5,000	—
Long-term debt, less current maturities	11	19
Deferred revenue, long-term	526	564
Other long-term liabilities	2,380	2,760
Total liabilities	20,210	21,717
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2022 and March 31, 2022; no shares issued and outstanding at September 30, 2022 and March 31, 2022	—	—
Common stock, no par value: Shares authorized: 200,000,000 at September 30, 2022 and March 31, 2022; shares issued: 41,352,020 at September 30, 2022 and 40,570,909 at March 31, 2022; shares outstanding: 31,355,911 at September 30, 2022 and 31,097,872 at March 31, 2022	—	—
Additional paid-in capital	159,460	158,419
Treasury stock, common shares: 9,996,109 at September 30, 2022 and 9,473,037 at March 31, 2022	(36,239)	(36,239)
Retained deficit	(62,246)	(57,080)
Total shareholders’ equity	60,975	65,100
Total liabilities and shareholders’ equity	$81,185	$86,817

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$12,833	$27,811	$26,316	$56,057
Service revenue	4,727	8,699	9,150	15,554
Total revenue	17,560	36,510	35,466	71,611
Cost of product revenue	9,287	18,864	19,672	38,297
Cost of service revenue	3,838	6,858	7,805	12,296
Total cost of revenue	13,125	25,722	27,477	50,593
Gross profit	4,435	10,788	7,989	21,018
Operating expenses:
General and administrative	3,945	2,753	7,699	5,864
Acquisition costs	333	—	347	—
Sales and marketing	2,649	2,687	5,538	5,932
Research and development	451	317	965	773
Total operating expenses	7,378	5,757	14,549	12,569
(Loss) income from operations	(2,943)	5,031	(6,560)	8,449
Other income (expense):
Other income	1	—	—	1
Interest expense	(16)	(14)	(33)	(33)
Amortization of debt issue costs	(16)	(15)	(31)	(31)
Total other expense	(31)	(29)	(64)	(63)
(Loss) income before income tax	(2,974)	5,002	(6,624)	8,386
Income tax (benefit) expense	(643)	1,343	(1,458)	2,217
Net (loss) income	$(2,331)	$3,659	$(5,166)	$6,169
Basic net (loss) income per share attributable to common shareholders	$(0.07)	$0.12	$(0.17)	$0.20
Weighted-average common shares outstanding	31,330,030	31,031,098	31,240,475	30,946,105
Diluted net (loss) income per share	$(0.07)	$0.12	$(0.17)	$0.20
Weighted-average common shares and share equivalents outstanding	31,330,030	31,287,826	31,240,475	31,310,965

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2022	31,097,872	$158,419	$(36,239)	$(57,080)	$65,100
Exercise of stock options for cash	26,646	54	—	—	54
Shares issued under Employee Stock Purchase Plan	443	—	1	—	1
Stock-based compensation	125,744	254	—	—	254
Employee tax withholdings on stock-based compensation	(634)	—	(2)	—	(2)
Net loss	—	—	—	(2,835)	(2,835)
Balance, June 30, 2022	31,250,071	$158,727	$(36,240)	$(59,915)	$62,572
Shares issued under Employee Stock Purchase Plan	648	—	1	—	1
Stock-based compensation	105,192	733	—	—	733
Net loss	—	—	—	(2,331)	(2,331)
Balance, September 30, 2022	31,355,911	$159,460	$(36,239)	$(62,246)	$60,975

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2021	30,805,300	$157,485	$(36,240)	$(63,171)	$58,074
Exercise of stock options for cash	24,045	101	—	—	101
Shares issued under Employee Stock Purchase Plan	496	—	3	—	3
Stock-based compensation	171,470	160	—	—	160
Employee tax withholdings on stock-based compensation	(610)	—	(4)	—	(4)
Net income	—	—	—	2,510	2,510
Balance, June 30, 2021	31,000,701	$157,746	$(36,241)	$(60,661)	$60,844
Exercise of stock options for cash	7,000	18	—	—	18
Shares issued under Employee Stock Purchase Plan	327	—	1	—	1
Stock-based compensation	55,896	211	—	—	211
Employee tax withholdings on stock-based compensation	(294)	—	(1)	—	(1)
Net income	—	—	—	3,659	3,659
Balance, September 30, 2021	31,063,630	$157,975	$(36,241)	$(57,002)	$64,732

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2022	2021
Operating activities
Net (loss) income	$(5,166)	$6,169
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	663	622
Amortization of intangible assets	104	113
Stock-based compensation	987	372
Amortization of debt issue costs	31	31
Deferred income tax	(1,620)	2,075
Gain (loss) on sale of property and equipment	10	(15)
Provision for inventory reserves	175	313
Provision for bad debts	20	8
Other	117	—
Changes in operating assets and liabilities:
Accounts receivable	233	(9,972)
Revenue earned but not billed	1,075	722
Inventories	2,808	(495)
Prepaid expenses and other assets	448	(1,015)
Accounts payable	(3,954)	(633)
Accrued expenses and other	(2,486)	(2,208)
Deferred revenue, current and long-term	(40)	(43)
Net cash used in operating activities	(6,595)	(3,956)
Investing activities
Cash to fund acquisition	55	—
Cash paid for investment	—	(500)
Purchases of property and equipment	(442)	(312)
Additions to patents and licenses	(10)	(7)
Proceeds from sale of property, plant and equipment	—	17
Net cash used in investing activities	(397)	(802)
Financing activities
Payment of long-term debt	(8)	(7)
Proceeds from revolving credit facility	5,000	—
Payments of revolving credit facility	—	—
Payments to settle employee tax withholdings on stock-based compensation	(2)	(6)
Deferred financing costs	—	(5)
Net proceeds from employee equity exercises	56	123
Net cash provided by financing activities	5,046	105
Net decrease in cash and cash equivalents	(1,946)	(4,653)
Cash and cash equivalents at beginning of period	14,466	19,393
Cash and cash equivalents at end of period	$12,520	$14,740

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion is a provider of energy-efficient LED lighting and controls, maintenance services and electrical vehicle (EV) charging station solutions, to commercial and industrial businesses, and federal and local governments, predominantly in North America.

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

The Condensed Consolidated Balance Sheet as of March 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three and six months ended September 30, 2022, no suppliers accounted for more than 10.0% of total cost of revenue. For the three and six months ended September 30, 2021, no suppliers accounted for more than 10.0% of total cost of revenue.

For the three and six months ended September 30, 2022, one customer accounted for 16.0% and 14.9% of total revenue, respectively. For the three and six months ended September 30, 2021, one customer accounted for 58.9% and 55.0% of total revenue, respectively.

As of September 30, 2022, two customers accounted for 13.7% and 11.2% of accounts receivable, respectively. As of March 31, 2022, two customers accounted for 11.8% and 10.4% of accounts receivable, respectively.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an entity to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. The provisions of ASU 2021-08 are effective for Orion for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022. Orion is currently evaluating the impact of adoption of this standard on its consolidated balance sheet.

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

The following tables provide detail of Orion’s total revenue for the three and six months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	Three Months Ended September 30, 2022			Six Months Ended September 30, 2022
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$12,059	$2,036	$14,095	$24,463	$3,394	$27,857
Maintenance services	755	2,691	3,446	1,744	5,756	7,500
Solar energy related revenues	—	—	—	—	—	—
Total revenues from contracts with customers	12,814	4,727	17,541	26,207	9,150	35,357
Revenue accounted for under other guidance	19	—	19	109	—	109
Total revenue	$12,833	$4,727	$17,560	$26,316	$9,150	$35,466

	Three Months Ended September 30, 2021			Six Months Ended September 30, 2021
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$27,432	$8,305	$35,737	$54,875	$14,966	$69,841
Maintenance services	54	394	448	68	588	656
Solar energy related revenues	12	—	12	28	—	28
Total revenues from contracts with customers	27,498	8,699	36,197	54,971	15,554	70,525
Revenue accounted for under other guidance	313	—	313	1,086	—	1,086
Total revenue	$27,811	$8,699	$36,510	$56,057	$15,554	$71,611

From time to time, Orion sells the receivables from one customer to a financing institution. The was no activity during the three and six months ended September 30, 2022. The total amount received from the sales of these receivables during the three and six months ended September 30, 2021 was $0 and $2.4 million, respectively. Orion’s losses on these sales were $1 thousand and $3 thousand, for the three and six months ended September 30, 2021, respectively, and are included in Interest expense in the Condensed Consolidated Statement of Operations.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of September 30, 2022 and March 31, 2022 (dollars in thousands):

	September 30, 2022	March 31, 2022
Accounts receivable, net	$11,591	$11,899
Contract assets	$1,346	$1,966
Contract liabilities	$—	$—

There were no significant changes in the contract assets outside of standard reclassifications to accounts receivable, net upon billing. There were no significant changes to contract liabilities.

NOTE 5 — ACCOUNTS RECEIVABLE, NET

As of September 30, 2022 and March 31, 2022, Orion's accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	September 30, 2022	March 31, 2022
Accounts receivable, gross	$11,632	$11,907
Allowance for doubtful accounts	(41)	(8)
Accounts receivable, net	$11,591	$11,899

NOTE 6 — INVENTORIES, NET

As of September 30, 2022 and March 31, 2022, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of September 30, 2022
Raw materials and components	$10,539	$(799)	$9,740
Work in process	1,252	(152)	1,100
Finished goods	6,571	(562)	6,009
Total	$18,362	$(1,513)	$16,849

As of March 31, 2022
Raw materials and components	$10,781	$(1,140)	$9,641
Work in process	1,529	(267)	1,262
Finished goods	9,593	(664)	8,929
Total	$21,903	$(2,071)	$19,832

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2022 and March 31, 2022, prepaid expenses and other current assets include the following (dollars in thousands):

	September 30, 2022	March 31, 2022
Payroll tax credit	$1,587	$1,587
Other prepaid expenses	906	1,044
Total	$2,493	$2,631

NOTE 8 — PROPERTY AND EQUIPMENT, NET

As of September 30, 2022 and March 31, 2022, property and equipment, net, included the following (dollars in thousands):

	September 30, 2022	March 31, 2022
Land and land improvements	$433	$433
Buildings and building improvements	9,491	9,491
Furniture, fixtures and office equipment	7,663	7,650
Leasehold improvements	540	490
Equipment leased to customers	4,997	4,997
Plant equipment	11,211	11,130
Vehicles	617	796
Construction in Progress	26	3
Gross property and equipment	34,978	34,990
Less: accumulated depreciation	(24,067)	(23,524)
Total property and equipment, net	$10,911	$11,466

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	September 30, 2022	March 31, 2022
Assets
Operating lease assets	Other long-term assets	$2,124	$2,440
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$769	$768
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	1,894	2,271
Total lease liabilities		$2,663	$3,039

Orion had operating lease costs of $0.3 million and $0.6 million for the three and six months ended September 30, 2022. Orion had operating lease costs of $0.2 million and $0.4 million for the three and six months ended September 30, 2021.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2023	$458
Fiscal 2024	849
Fiscal 2025	828
Fiscal 2026	722
Fiscal 2027	71
Total lease payments	$2,928
Less: Interest	(265)
Present value of lease liabilities	$2,663

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three and six months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$(25)	$100	$(25)	$651
Cost of product revenue	$—	$104	$—	$583

NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Orion has $0.6 million of goodwill related to its purchase of Stay-Light Lighting during fiscal year 2022, which has an indefinite life. The goodwill is assigned to the Orion Services Group reporting unit. Goodwill increased by $0.2 million to $0.6 million as compared to March 31, 2022. This increase was due to updates to purchase accounting within the measurement period. See Note 19 – Acquisition for further discussion of the Stay-Lite Lighting acquisition.

As of September 30, 2022 and March 31, 2022, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	September 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,604	$(1,937)	$667	$2,652	$(1,932)	$720
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	164	(25)	139	118	(6)	112
Customer relationships	4,109	(3,647)	462	4,178	(3,618)	560
Developed technology	900	(900)	—	900	(900)	—
Total Amortized Intangible Assets	$7,835	$(6,567)	$1,268	$7,906	$(6,514)	$1,392

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,014	$—	$1,014	$1,012	$—	$1,012
Total Amortized Intangible Assets	$1,014	$—	$1,014	$1,012	$—	$1,012

Amortization expense on intangible assets was $0.1 million for the three and six months ended September 30, 2022, respectively.

Amortization expense on intangible assets was $46 thousand and $0.1 million for the three and six months ended September 30, 2021, respectively.

As of September 30, 2022, the weighted average remaining useful life of intangible assets was 7.8 years.

The estimated amortization expense for the remainder of fiscal 2023, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2023 (period remaining)	$102
Fiscal 2024	202
Fiscal 2025	192
Fiscal 2026	183
Fiscal 2027	162
Fiscal 2028	118
Thereafter	309
Total	$1,268

NOTE 11 — ACCRUED EXPENSES AND OTHER

As of September 30, 2022 and March 31, 2022, accrued expenses and other included the following (dollars in thousands):

	September 30, 2022	March 31, 2022
Other accruals	$2,083	$2,221
Compensation and benefits	1,386	1,668
Accrued project costs	986	2,215
Credits due to customers	870	1,209
Warranty	559	728
Legal and professional fees	181	106
Sales tax	109	157
Sales returns reserve	89	123
Total	$6,263	$8,427

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Beginning of period	$811	$1,038	$860	$1,009
Accruals	29	89	196	205
Warranty claims (net of vendor reimbursements)	(142)	(113)	(358)	(200)
End of period	$698	$1,014	$698	$1,014

NOTE 12 — NET (LOSS) INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the six months ended September 30, 2022, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net income per common share is calculated based upon the following shares:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income (in thousands)	$(2,331)	$3,659	$(5,166)	$6,169
Denominator:
Weighted-average common shares outstanding	31,330,030	31,031,098	31,240,475	30,946,105
Weighted-average common shares and common share equivalents outstanding	31,330,030	31,287,826	31,240,475	31,310,965
Net (loss) income per common share:
Basic	$(0.07)	$0.12	$(0.17)	$0.20
Diluted	$(0.07)	$0.12	$(0.17)	$0.20

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Common stock options	—	—	—	—
Restricted shares	—	26,205	—	26,205
Total	—	26,205	—	26,205

NOTE 13 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	September 30, 2022	March 31, 2022
Revolving credit facility	$5,000	$—
Equipment debt obligations	27	35
Total long-term debt	5,027	35
Less current maturities	(16)	(16)
Long-term debt, less current maturities	$5,011	$19

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2022, the borrowing base supports $16.2 million availability of the Credit Facility. As of September 30, 2022, $5.0 million was borrowed under the Credit Facility.

As of September 30, 2022, Orion was in compliance with all debt covenants.

Equipment Debt Obligations

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% per annum, respectively, and both debts mature in January 2024.

NOTE 14 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended September 30, 2022 and 2021, Orion recorded income tax (benefit)/expense of $(0.6) million and $1.3 million, respectively, using this methodology. For the six months ended September 30, 2022 and 2021, Orion recorded income tax (benefit)/expense of $(1.5) million and $2.2 million, respectively, using this methodology.

As of September 30, 2022 and March 31, 2022, Orion has a recorded valuation allowance of $1.2 million against its net deferred tax asset balance. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the more or less of its deferred tax assets are able to be realized, an adjustment to the valuation allowance would be reflected in the company’s provision for income taxes.

Uncertain Tax Positions

As of September 30, 2022, Orion’s balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 16 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended September 30, 2022, Orion issued 648 shares under the ESPP plan at a closing market price of $1.56.

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2022	443	2.01
Quarter Ended September 30, 2022	648	1.56
Total issued in fiscal 2022	1,091	$ 1.56 - 2.01

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales have been effected pursuant to the ATM program through September 30, 2022.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Cost of product revenue	$1	$1	$2	$3
General and administrative	729	205	979	360
Sales and marketing	2	4	4	7
Research and development	1	1	2	2
Total	$733	$211	$987	$372

During the first three months of fiscal 2022, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2022	450,458	142,428
Awards granted	806,738	—
Awards vested or exercised	(231,602)	(26,646)
Awards forfeited	(1,280)	(30,646)
Awards outstanding at September 30, 2022	1,024,314	85,136
Per share weighted average price on grant date	$2.18	—

As of September 30, 2022, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.9 years, was approximately $1.4 million.

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

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Segments:
Orion Services Group	$9,747	$26,952	$(1,543)	$4,281
Orion Distribution Services	4,309	4,036	134	560
Orion U.S. Markets	3,504	5,522	310	1,297
Corporate and Other	—	—	(1,844)	(1,107)
	$17,560	$36,510	$(2,943)	$5,031

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Segments:
Orion Services Group	$18,782	$48,940	$(3,772)	$6,145
Orion Distribution Services	9,135	13,322	83	2,682
Orion U.S. Markets	7,549	9,349	496	1,948
Corporate and Other	—	—	(3,367)	(2,326)
	$35,466	$71,611	$(6,560)	$8,449

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

Orion has accounted for this transaction as a business combination. Orion has preliminarily allocated the purchase price of approximately $4.3 million, which includes an estimate of the earn-out liability of $0.2 million and $0.1 million for the working capital adjustment received in the first quarter fiscal 2023, to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. Orion could pay up to $0.7 million in earnout related purchase price, which is based on performance during the current and following calendar years. Any accretion of the earnout liability above $0.2 million recorded as part of the opening balance sheet will be recognized as expense in the Consolidated Statement of Operations. Orion is in the process of finalizing related tax impacts.

The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of January 1, 2022, is as follows (dollars in thousands):

Cash	$95
Accounts receivable	2,690
Revenue earned but not billed	342
Inventory	504
Prepaid expenses and other current assets	41
Property and equipment	725
Goodwill	564
Other intangible assets	673
Other long-term assets	537
Accounts payable	(965)
Accrued expenses and other	(492)
Other long-term liabilities	(411)
Net purchase consideration	4,303

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

Stay-Lite Lighting’s post-acquisition results of operations since January 1, 2022 are included in Orion’s Consolidated Statements of Operations. The operating results of Stay-Lite Lighting are included in the Orion Services Group segment.

Transaction costs related to the acquisition of Stay-Lite Lighting and Voltrek LLC (see Note 20 - Subsequent Events) are recorded in acquisition costs in the consolidated statements of operations. Transaction costs totaled $0.5 million in fiscal 2022 and $0.3 million in the three and six months ended September 30, 2022, respectively.

NOTE 20 — SUBSEQUENT EVENTS

Acquisition of Voltrek

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek LLC (“Voltrek”), an electric vehicle charging station solutions provider, for a purchase price of $5.0 million in cash and $1.0 million of shares of common stock of Orion, subject to normal and customary closing adjustments (the “Voltrek Acquisition”). In addition, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earnout payments. Those compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earnout periods to the extent they are earned. The acquisition was funded from existing cash resources and Orion shares. Voltrek will operate as Voltrek, an Orion Energy Systems business. The Voltrek Acquisition leverages Orion’s project management and maintenance expertise into a rapidly growing sector.

No amounts relating to Voltrek or the Voltrek Acquisition, other than acquisition costs, are recognized in the accompanying financial statements because the acquisition date occurred subsequent to September 30, 2022. The accounting for the acquisition and the purchase price allocation is not determinable at this time, as Orion is still in the process of determining acquisition date fair values of certain working capital amounts and estimating the fair value of identifiable intangible assets associated with this acquisition.

Amendment to Loan Security Agreement

Effective November 4, 2022, Orion, with Bank of America, N.A. as lender, executed Amendment No. 1 to its Loan Security Agreement (“LSA”) dated December 29, 2020. The primary purpose of the amendment is to include the assets of the acquired subsidiaries, Stay-Lite Lighting, Inc. and Voltrek LLC, as security interests of the LSA. Accordingly, eligible assets of Stay-Lite and Voltrek will be included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the LSA. The amendment also clarifies that the earnout liabilities associated with the Stay-Lite and Voltrek transaction are permitted under the LSA and that the expenses recognized in connection with those earnouts should be added back in the computation of EBITDA, as defined.

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

Overview

We provide energy-efficient LED lighting and controls, maintenance services and electrical vehicle (EV) charging station solutions. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior LED lighting systems and related services. Our products are targeted for applications in three primary market segments: commercial office and retail, area lighting, and industrial applications, although we do sell and install products into other markets. Our services consist of turnkey installation and system maintenance. Virtually all our sales occur within North America.

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

In fiscal 2022, we continued to successfully capitalize on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, as we continued a very large project for a major national account which was substantially complete by the end of the fiscal year. As a result of this success, we have begun to evolve our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This further expansion of our products and services includes pursuing projects to develop recurring revenue streams, including providing lighting and electrical maintenance services and utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We also plan to pursue the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers. We currently plan on investing significant time, resources and capital into expanding our offerings in these areas with no expectation that they will result in us realizing material revenue in the near term and without any assurance they will succeed or be profitable. In fact, it is likely that these efforts will reduce our profitability, at least in the near term as we invest resources and incur expenses to develop these offerings. While we intend to pursue these expansion strategies organically, we also are actively exploring potential business acquisitions, like our acquisition of Stay-Lite Lighting and Voltrek, which would more quickly add these types of expanded and different capabilities to our product and services offerings. It is possible that the acquisitions of Stay-Lite Lighting and Voltrek, or other potential acquisitions, if successfully completed, could significantly change, and potentially transform, the nature and extent of our business.

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

Acquisitions

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

Acquisition of Voltrek

Effective on October 5, 2022, we acquired all the membership interests of Voltrek LLC, an electric vehicle charging station solutions provider, for a purchase price of $5.0 million in cash and $1.0 million of shares of common stock of Orion, subject to normal and customary closing adjustments. In addition, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, we could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earnout payments. Those compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earnout periods to the extent they are earned. The acquisition was funded from existing cash resources and our common stock. Voltrek will operate as Voltrek, an Orion Energy Systems business. The acquisition leverages our project management and maintenance expertise into a rapidly growing sector.

Recent Developments

During the fourth quarter of fiscal 2022, we substantially completed a significant project rollout for our large national retail customer and future sales to this customer are expected to be at substantially lower amounts. During fiscal 2023, we continue to support this customer, but at lower revenue levels than in the comparative prior year. Despite the reduction experienced from the large national retail customer and a global online retailer, revenue for the balance of our business grew in the three and six months ended September 30, 2022.

Results of Operations - Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021		2022	2021
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$12,833	$27,811	(53.9)%	73.1%	76.2%
Service revenue	4,727	8,699	(45.7)%	26.9%	23.8%
Total revenue	17,560	36,510	(51.9)%	100.0%	100.0%
Cost of product revenue	9,287	18,864	(50.8)%	52.9%	51.7%
Cost of service revenue	3,838	6,858	(44.0)%	21.9%	18.8%
Total cost of revenue	13,125	25,722	(49.0)%	74.7%	70.5%
Gross profit	4,435	10,788	(58.9)%	25.3%	29.5%
General and administrative expenses	3,945	2,753	43.3%	22.5%	7.5%
Acquisition costs	333	—	NM	1.9%	—
Sales and marketing expenses	2,649	2,687	(1.4)%	15.1%	7.4%
Research and development expenses	451	317	42.3%	2.6%	0.9%
(Loss) income from operations	(2,943)	5,031	(158.5)%	(16.8)%	13.8%
Other income	1	—	NM	0.0%	—
Interest expense	(16)	(14)	14.3%	(0.1)%	(0.0)%
Amortization of debt issue costs	(16)	(15)	6.7%	(0.1)%	(0.0)%
(Loss) income before income tax	(2,974)	5,002	NM	(16.9)%	13.7%
Income tax (benefit) expense	(643)	1,343	NM	(3.7)%	3.7%
Net (loss) income	$(2,331)	$3,659	NM	(13.3)%	10.0%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased 53.9%, or $15.0 million, for the second quarter of fiscal 2023 versus the second quarter of fiscal 2022. Service revenue decreased 45.7%, or $4.0 million, for the second quarter of fiscal 2023 versus the second quarter of fiscal 2022. The decrease in product and service revenue was due to significantly lower revenues from our largest customer and comparatively lower project volume from other customers, primarily caused by the response of customers to supply chain disruptions and other delays. The installations from our existing large national retail customer represented 16.0% of total revenue in the second quarter of fiscal 2023 compared to 58.9% in the second quarter of fiscal 2022. This decrease in revenue is partially offset by revenues due to the acquisition of Stay-Lite Lighting. Cost of product revenue decreased by 50.8%, or $9.6 million, in the second quarter of fiscal 2023 versus the comparable period in fiscal 2022. Cost of service revenue decreased by 44.0%, or $3.0 million, in the second quarter of fiscal 2023 versus the comparable period in fiscal 2022. The decrease in product and service costs was primarily due to the decrease in revenue. Gross margin decreased from 29.5% of revenue in the second quarter of fiscal 2022 to 25.3% in the second quarter of fiscal 2023, due primarily to reduced sales decreasing the absorption of fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses increased 43.3%, or $1.2 million, in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. This comparative increase was primarily due to the acquisition of Stay-Lite Lighting and an acceleration of stock-based compensation expense due to retirement modifications of existing restricted stock awards.

Sales and Marketing. Sales and marketing expenses were relatively flat, in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, reflecting a reduction in commission expense on lower sales, partially offset by higher employment costs.

Research and Development. Research and development expenses increased 42.3%, or $0.1 million, in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, as a result of higher employment costs.

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

The following table summarizes our OSG segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Revenues	$9,747	$26,952	(63.8)%
Operating (loss) income	$(1,543)	$4,281	NM
Operating margin	(15.8)%	15.9%

* NM - Not Meaningful

OSG segment revenue in the second quarter of fiscal 2023 decreased by 63.8%, or $17.2 million compared to the second quarter of fiscal 2022. The decrease in OSG segment revenue was due to a significant reduction of project volume from our largest customer and comparatively lower project volume from other customers, primarily caused by the response of customers to supply chain disruptions and other delays. This revenue decrease was partially offset by the added revenue from Stay-Lite Lighting. This decrease led to a corresponding operating loss in this segment, as a result of decreased absorption of fixed costs.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Revenues	$4,309	$4,036	6.8%
Operating income	$134	$560	(76.1)%
Operating margin	3.1%	13.9%

ODS segment revenue in the second quarter of fiscal 2023 increased by 6.8%, or $0.3 million, compared to the second quarter of fiscal 2022. Operating income in this segment decreased as a result of increased allocation of corporate costs.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Revenues	$3,504	$5,522	(36.5)%
Operating income	$310	$1,297	(76.1)%
Operating margin	8.8%	23.5%

USM segment revenue in the second quarter of fiscal 2023 decreased by 36.5%, or $2.0 million, compared to the second quarter of fiscal 2022, primarily due to a less diversified customer base. Operating income in this segment decreased as a result of lower revenue and increased allocation of corporate costs.

Results of Operations - Six Months Ended September 30, 2022 versus Six Months Ended September 30, 2021

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Six Months Ended September 30,
	2022	2021		2022	2021
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$26,316	$56,057	(53.1)%	74.2%	78.3%
Service revenue	9,150	15,554	(41.2)%	25.8%	21.7%
Total revenue	35,466	71,611	(50.5)%	100.0%	100.0%
Cost of product revenue	19,672	38,297	(48.6)%	55.5%	53.5%
Cost of service revenue	7,805	12,296	(36.5)%	22.0%	17.2%
Total cost of revenue	27,477	50,593	(45.7)%	77.5%	70.6%
Gross profit	7,989	21,018	(62.0)%	22.5%	29.4%
General and administrative expenses	7,699	5,864	31.3%	21.7%	8.2%
Acquisition costs	347	—	NM	1.0%	—
Sales and marketing expenses	5,538	5,932	(6.6)%	15.6%	8.3%
Research and development expenses	965	773	24.8%	2.7%	1.1%
(Loss) income from operations	(6,560)	8,449	(177.6)%	(18.5)%	11.8%
Other income	—	1	(100.0)%	—	0.0%
Interest expense	(33)	(33)	—	(0.1)%	(0.0)%
Amortization of debt issue costs	(31)	(31)	—	(0.1)%	(0.0)%
(Loss) income before income tax	(6,624)	8,386	NM	(18.7)%	11.7%
Income tax (benefit) expense	(1,458)	2,217	NM	(4.1)%	3.1%
Net (loss) income	$(5,166)	$6,169	NM	(14.6)%	8.6%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased 53.1%, or $29.7 million, for the first six months of fiscal 2023 versus the first six months of fiscal 2022. Service revenue decreased 41.2%, or $6.4 million, for the first six months of fiscal 2023 versus the first six months of fiscal 2022. The decrease in product and service revenue was due to significantly lower project revenues from our largest customer and comparatively lower project volume from other customers, primarily caused by the response of customers to supply chain disruptions and other delays. The installations from our existing large national retail customer represented 14.9% of total revenue in the first six months of fiscal 2023 compared to 55.0% in the first six months of fiscal 2022. This decrease in revenue was partially offset by revenues due to the acquisition of Stay-Lite Lighting. Cost of product revenue decreased by 48.6%, or $18.6 million, in the first six months of fiscal 2023 versus the comparable period in fiscal 2022. Cost of service revenue decreased by 36.5%, or $4.5 million, in the first six months of fiscal 2023 versus the comparable period in fiscal 2022. The decrease in product and service costs was primarily due to the decrease in revenue. Gross margin decreased from 29.4% in the first six months of fiscal 2022 to 22.5% in the first six months of fiscal 2023, due primarily to reduced sales decreasing the absorption of fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses increased 31.3%, or $1.8 million, in the first six months of fiscal 2023 compared to the first six months of fiscal 2022. This comparative increase was primarily due to the acquisition of Stay-Lite Lighting and an acceleration of stock-based compensation expense due to retirement modifications of existing restricted stock awards.

Sales and Marketing. Sales and marketing expenses decreased 6.6%, or $0.4 million, in the first six months of fiscal 2023 compared to the first six months of fiscal 2022, reflecting a reduction in commission expense on lower sales, partially offset by increased employment costs.

Research and Development. Research and development expenses increased 24.8%, or $0.2 million, in the first six months of fiscal 2023 compared to the first six months of fiscal 2022, as a result of increased employment costs and testing.

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

The following table summarizes our OSG segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Revenues	$18,782	$48,940	(61.6)%
Operating (loss) income	$(3,772)	$6,145	NM
Operating margin	(20.1)%	12.6%

* NM - Not Meaningful

OSG segment revenue in the first six months of fiscal 2023 decreased by 61.6%, or $30.2 million, compared to the first six months of fiscal 2022. The decrease in revenue was due to a significant reduction of project volume from our largest customer and comparatively lower project volume from other customers, primarily caused by the response of customers to supply chain disruptions and other delays. This revenue decrease is partially offset by the added revenue from Stay-Lite Lighting. This decrease led to a corresponding operating loss in this segment, as a result of revenue decreased absorption of fixed costs.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Revenues	$9,135	$13,322	(31.4)%
Operating income	83	2,682	(96.9)%
Operating margin	0.9%	20.1%

ODS segment revenue in the first six months of fiscal 2023 decreased by 31.4%, or $4.2 million, compared to the first six months of fiscal 2022, primarily due to a decrease in sales to one customer. The decrease in sales resulted in a corresponding operating loss in this segment based on operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Revenues	$7,549	$9,349	(19.3)%
Operating income	$496	$1,948	(74.5)%
Operating margin	6.6%	20.8%

USM segment revenue in the first six months of fiscal 2023 decreased by 19.3%, or $1.8 million, compared to the first six months of fiscal 2022, primarily due to a less diversified customer base. Operating income in this segment decreased as a result of increased allocation of corporate costs.

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

We had approximately $12.5 million in cash and cash equivalents as of September 30, 2022, compared to $14.5 million at March 31, 2022. Our cash position decreased as a result of an EBITDA loss and an overall use of working capital during the first six months of fiscal 2023.

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

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,
	2022	2021
Operating activities	$(6,595)	$(3,956)
Investing activities	(397)	(802)
Financing activities	5,046	105
Decrease in cash and cash equivalents	$(1,946)	$(4,653)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first six months of fiscal 2023 was $6.6 million and consisted of our net loss of $5.2 million adjusted for non-cash expense items and net cash used in changes in working capital of $1.3 million, the largest of which was a $4.0 million decrease in accounts payable.

Cash used in operating activities for the first six months of fiscal 2022 was $4.0 million and consisted of our net income of $6.2 million adjusted for non-cash expense items of $3.5 million offset by working capital uses of $13.7 million, the largest of which was a $10.0 million increase in accounts receivable.

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.4 million in the first six months of fiscal 2022 consisted primarily of purchases of property and equipment.

Cash used in investing activities of $0.8 million in the first six months of fiscal 2022 consisted primarily of cash paid for a non-controlling equity stake in ndustrial, Inc. of $0.5 million and purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $5.0 million in the first six months of fiscal 2023 consisted primarily of proceeds from our revolving credit facility, which was drawn down to subsequently pay the cash purchase price to acquire Voltrek.

Cash provided by financing activities of $0.1 million in the first six months of fiscal 2022 consisted primarily of proceeds from employee equity exercises.

Working Capital

Our net working capital as of September 30, 2022 was $32.5 million, consisting of $44.8 million in current assets and $12.3 million in current liabilities. Our net working capital as of March 31, 2022 was $32.9 million, consisting of $51.2 million in current assets and $18.4 million in current liabilities.

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2022, the borrowing base supports $16.2 million availability of the Credit Facility. As of September 30, 2022, $5.0 million was borrowed under the Credit Facility.

The Credit Agreement is secured by a first lien security interest in substantially all of our assets.

Effective November 4, 2022, we, along with Bank of America, N.A. as lender, executed Amendment No. 1 to the Loan Security Agreement (“LSA”) dated December 29, 2020. The primary purpose of the amendment is to include the assets of the acquired subsidiaries, Stay-Lite Lighting, Inc. and Voltrek LLC, as security interests of the LSA. Accordingly, eligible assets of Stay-Lite and Voltrek will be included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the LSA. The amendment also clarifies that the earnout liabilities associated with the Stay-Lite and Voltrek transaction are permitted under the LSA and that the expenses recognized in connection with those earnouts should be added back in the computation of EBITDA, as defined.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $11.2 million and $10.1 million as of September 30, 2022 and March 31, 2022, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic may extend this time period.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2022. For the six months ended September 30, 2022, there were no material changes in our accounting policies.

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

As of September 30, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5. OTHER INFORMATION

Effective November 4, 2022, Orion, with Bank of America, N.A. as lender, entered into Amendment No. 1 to Loan and Security Agreement (the “Amendment”) to the Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”), which provides for a five-year $25.0 million revolving credit facility that matures on December 29, 2025. The Amendment amended the Credit Agreement to, among other things: (i) add Stay-Lite Lighting and Voltrek as additional borrowers under the Amended Credit Agreement; (ii) clarify that the obligations related to the earn out payments associated with the acquisitions of Stay-Lite Lighting and Voltrek are permitted under the Amended Credit Agreement; and (iii) add expenses recognized in connection with the potential earnouts payable in the Stay-Lite Lighting and Voltrek acquisitions to the computation of EBITDA as defined under the Amended Credit Agreement.

Pursuant to the terms and conditions of the Amended Credit Agreement, future borrowing base calculations will incorporate the applicable assets of Stay-Lite Lighting and Voltrek.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Credit Agreement, a copy of which is filed as Exhibit 10.4 to this Quarterly Report.

ITEM 6. EXHIBITS

(a)
Exhibits

10.1

Voluntary Retirement and Consulting Agreement, dated as of August 2, 2022 and effective as of November 10, 2022, between Orion Energy Systems, Inc. and Michael W. Altschaefl, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on August 3, 2022, is hereby incorporated by reference.*

10.2

Amended Executive Employment and Severance Agreement, effective as of November 10, 2022, by and between Orion Energy Systems, Inc. and Michael H. Jenkins, filed as Exhibit 10.2 to the Registrant's Form 8-K filed on August 3, 2022, is hereby incorporated by reference.*

10.3

Consulting Agreement, dated as of August 2, 2022 and effective as of August 4, 2022, between Orion Energy Systems, Inc. and Alan Howe, filed as Exhibit 10.3 to the Registrant's Form 8-K filed on August 3, 2022, is hereby incorporated by reference.*

10.4

Agreement No. 1 to Loan and Security Agreement, dated effective as of November 4, 2022, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto. +^

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

+ Filed herewith

* Management contract or compensatory plan or arrangement

^ The schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule so furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2022.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)