Form 10-Q
period 2022-12-31
ORION ENERGY SYSTEMS, INC.
filed 2023-02-09
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

There were 32,292,974shares of the Registrant’s common stock outstanding on January 31, 2023.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2022	March 31, 2022
Assets
Cash and cash equivalents	$8,142	$14,466
Accounts receivable, net	13,688	11,899
Revenue earned but not billed	3,107	2,421
Inventories, net	19,305	19,832
Prepaid expenses and other current assets	2,347	2,631
Total current assets	46,589	51,249
Property and equipment, net	10,679	11,466
Goodwill	1,425	350
Other intangible assets, net	6,184	2,404
Deferred tax assets	—	17,805
Other long-term assets	3,450	3,543
Total assets	$68,327	$86,817
Liabilities and Shareholders’ Equity
Accounts payable	$13,458	$9,855
Accrued expenses and other	8,415	8,427
Deferred revenue, current	174	76
Current maturities of long-term debt	16	16
Total current liabilities	22,063	18,374
Revolving credit facility	5,000	—
Long-term debt, less current maturities	7	19
Deferred revenue, long-term	507	564
Other long-term liabilities	2,597	2,760
Total liabilities	30,174	21,717
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2022 and March 31, 2022; no shares issued and outstanding at December 31, 2022 and March 31, 2022	—	—
Common stock, no par value: Shares authorized: 200,000,000 at December 31, 2022 and March 31, 2022; shares issued: 41,764,220 at December 31, 2022 and 40,570,909 at March 31, 2022; shares outstanding: 32,291,974 at December 31, 2022 and 31,097,872 at March 31, 2022	—	—
Additional paid-in capital	160,696	158,419
Treasury stock, common shares: 9,472,246 at December 31, 2022 and 9,473,037 at March 31, 2022	(36,238)	(36,239)
Retained deficit	(86,305)	(57,080)
Total shareholders’ equity	38,153	65,100
Total liabilities and shareholders’ equity	$68,327	$86,817

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Product revenue	$15,399	$22,203	$41,715	$78,260
Service revenue	4,889	8,511	14,039	24,065
Total revenue	20,288	30,714	55,754	102,325
Cost of product revenue	11,480	16,427	31,152	54,724
Cost of service revenue	4,027	6,646	11,832	18,942
Total cost of revenue	15,507	23,073	42,984	73,666
Gross profit	4,781	7,641	12,770	28,659
Operating expenses:
General and administrative	3,984	2,873	11,683	8,737
Acquisition related costs	1,993	178	2,340	178
Sales and marketing	2,983	2,862	8,521	8,794
Research and development	409	396	1,374	1,169
Total operating expenses	9,369	6,309	23,918	18,878
(Loss) income from operations	(4,588)	1,332	(11,148)	9,781
Other income (expense):
Other income	—	—	—	1
Interest expense	(64)	(26)	(97)	(59)
Amortization of debt issue costs	(16)	(15)	(47)	(46)
Total other expense	(80)	(41)	(144)	(104)
(Loss) income before income tax	(4,668)	1,291	(11,292)	9,677
Income tax expense	19,391	189	17,933	2,406
Net (loss) income	$(24,059)	$1,102	$(29,225)	$7,271
Basic net (loss) income per share attributable to common shareholders	$(0.75)	$0.04	$(0.93)	$0.23
Weighted-average common shares outstanding	32,047,755	31,084,710	31,510,547	30,992,475
Diluted net (loss) income per share	$(0.75)	$0.04	$(0.93)	$0.23
Weighted-average common shares and share equivalents outstanding	32,047,755	31,234,925	31,510,547	31,273,703

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2022	31,097,872	$158,419	$(36,239)	$(57,080)	$65,100
Exercise of stock options for cash	26,646	54	—	—	54
Shares issued under Employee Stock Purchase Plan	443	—	1	—	1
Stock-based compensation	125,744	254	—	—	254
Employee tax withholdings on stock-based compensation	(634)	—	(2)	—	(2)
Net loss	—	—	—	(2,835)	(2,835)
Balance, June 30, 2022	31,250,071	$158,727	$(36,240)	$(59,915)	$62,572
Shares issued under Employee Stock Purchase Plan	648	—	1	—	1
Stock-based compensation	105,192	733	—	—	733
Net loss	—	—	—	(2,331)	(2,331)
Balance, September 30, 2022	31,355,911	$159,460	$(36,239)	$(62,246)	$60,975
Issuance of common stock for acquisition	620,067	770	—	—	770
Issuance of common stock for services	10,976	18	—	—	18
Shares issued under Employee Stock Purchase Plan	621	—	1	—	1
Stock-based compensation	304,686	448	—	—	448
Employee tax withholdings on stock-based compensation	(287)	—	—	—	—
Net income	—	—	—	(24,059)	(24,059)
Balance, December 31, 2022	32,291,974	$160,696	$(36,238)	$(86,305)	$38,153

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

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2022	2021
Operating activities
Net (loss) income	$(29,225)	$7,271
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	974	936
Amortization of intangible assets	373	158
Stock-based compensation	1,435	591
Amortization of debt issue costs	47	46
Deferred income tax	17,804	2,340
Gain (loss) on sale of property and equipment	10	(77)
Provision for inventory reserves	407	426
Provision for bad debts	25	8
Other	150	30
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(431)	1,276
Revenue earned but not billed	(321)	(930)
Inventories	1,001	383
Prepaid expenses and other assets	609	(1,292)
Accounts payable	2,418	(5,231)
Accrued expenses and other	(566)	(3,651)
Deferred revenue, current and long-term	42	31
Net cash (used in) provided by operating activities	(5,248)	2,315
Investing activities
Cash to fund acquisition, net of cash received	(5,508)	(3,697)
Cash paid for investment	—	(500)
Purchases of property and equipment	(573)	(465)
Additions to patents and licenses	(9)	(8)
Proceeds from sale of property, plant and equipment	—	122
Net cash used in investing activities	(6,090)	(4,548)
Financing activities
Payment of long-term debt	(12)	(11)
Proceeds from revolving credit facility	5,000	—
Payments of revolving credit facility	—	—
Payments to settle employee tax withholdings on stock-based compensation	(2)	(7)
Deferred financing costs	(29)	(4)
Proceeds from employee equity exercises	57	126
Net cash provided by financing activities	5,014	104
Net decrease in cash and cash equivalents	(6,324)	(2,129)
Cash and cash equivalents at beginning of period	14,466	19,393
Cash and cash equivalents at end of period	$8,142	$17,264
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$770	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion is a provider of energy-efficient LED lighting and controls, maintenance services and electrical vehicle (EV) charging station solutions to commercial and industrial businesses, and federal and local governments, predominantly in North America.

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

Acquisition Related Costs

Acquisition related costs includes various acquisition related costs, including legal fees, consulting and success fees, earn-out expenses, and other non-recurring integration related costs.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three months ended December 31, 2022, one supplier accounted for 13.3% of total cost of revenue. For the nine months ended December 31, 2022, no suppliers accounted for more than 10.0% of total cost of revenue. For the three and nine months ended December 31, 2021, no suppliers accounted for more than 10.0% of total cost of revenue.

For the three and nine months ended December 31, 2022, one customer accounted for 18.2% and 16.1% of total revenue, respectively. For the three and nine months ended December 31, 2021, one customer accounted for 48.6% and 53.0% of total revenue, respectively.

As of December 31, 2022, one customer accounted for 12.3% of accounts receivable, respectively. As of March 31, 2022, two customers accounted for 11.8% and 10.4% of accounts receivable, respectively.

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

NOTE 3 — REVENUE

Orion generates revenue primarily by selling manufactured or sourced commercial lighting fixtures and components, sourced electric vehicle chargers and related products, installing these products in customer’s facilities, and providing maintenance services including repairs and replacements for the lighting and related electrical components. Orion recognizes revenue in accordance with the guidance in “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) when control of the goods or services being provided (which we refer to as a performance obligation) is transferred to a customer at an amount that reflects the consideration Orion expects to receive in exchange for those goods or services.

During the third quarter of fiscal 2023, Orion acquired Voltrek LLC ("Voltrek"), which sells and installs sourced electric vehicle charging stations and related software subscriptions and renewals. The results of Voltrek are included in the Orion EV segment and compliment Orion’s existing turnkey installation model.

The sale of charging stations and related software subscriptions and renewals is presented in Product revenue. Orion is the principal in the sales of charging stations as it has control of the physical products prior to transfer to the customer. Accordingly, revenue is recognized on a gross basis. For certain sales, primarily software subscriptions and renewals, Orion is the sales agent providing access to the content and recognize commission revenue net of amounts due to third parties who fulfill the performance obligation. For these sales, control passes at the point in time upon providing access of the content to the customer.

The sale of installation and services related to the EV charging business is presented in Service revenue. Revenue from the EV segment that includes both the sale of product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Condensed Consolidated Statement of Operations.

During the fourth quarter of fiscal 2022, Orion acquired Stay-Lite Lighting, Inc. ("Stay-Lite Lighting"), which provides lighting and electrical maintenance services. The results of Stay-Lite Lighting are included in the Orion Services Group segment and accelerate the growth of Orion’s maintenance services customer offering. The disaggregated revenue table provides total revenue from the maintenance services offering.

Revenue from the maintenance offering that includes both the sale of Orion manufactured or sourced product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Condensed Consolidated Statement of Operations.

The following tables provide detail of Orion’s total revenue for the three and nine months ended December 31, 2022 and December 31, 2021 (dollars in thousands):

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$11,543	$1,679	$13,222	$36,006	$5,073	$41,079
Maintenance services	772	2,534	3,306	2,516	8,290	10,806
Electric vehicle charging	2,154	676	2,830	2,154	676	2,830
Total revenues from contracts with customers	14,469	4,889	19,358	40,676	14,039	54,715
Revenue accounted for under other guidance	930	—	930	1,039	—	1,039
Total revenue	$15,399	$4,889	$20,288	$41,715	$14,039	$55,754

	Three Months Ended December 31, 2021			Nine Months Ended December 31, 2021
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$21,829	$7,699	$29,528	$76,704	$22,665	$99,369
Maintenance services	200	812	1,012	268	1,400	1,668
Solar energy related revenues	8	—	8	36	—	36
Total revenues from contracts with customers	22,037	8,511	30,548	77,008	24,065	101,073
Revenue accounted for under other guidance	166	—	166	1,252	—	1,252
Total revenue	$22,203	$8,511	$30,714	$78,260	$24,065	$102,325

From time to time, Orion sells the receivables from one customer to a financing institution. The was no such activity during the three and nine months ended December 31, 2022. The total amount received from the sales of these receivables during the three and nine months ended December 31, 2021 was $0 and $2.4 million, respectively. Orion’s losses on these sales were $9 thousand and $8 thousand, for the three and nine months ended December 31, 2021, respectively, and are included in Interest expense in the Condensed Consolidated Statement of Operations.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of December 31, 2022 and March 31, 2022 (dollars in thousands):

	December 31, 2022	March 31, 2022
Accounts receivable, net	$13,688	$11,899
Contract assets	$2,187	$1,966
Contract liabilities	$99	$—

There were no significant changes in the contract assets outside of standard reclassifications to accounts receivable, net upon billing. There were no significant changes to contract liabilities.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

As of December 31, 2022 and March 31, 2022, Orion's accounts receivable and allowance for doubtful accounts balances were as follows (dollars in thousands):

	December 31, 2022	March 31, 2022
Accounts receivable, gross	$13,744	$11,907
Allowance for doubtful accounts	(56)	(8)
Accounts receivable, net	$13,688	$11,899

NOTE 5 — INVENTORIES, NET

As of December 31, 2022 and March 31, 2022, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of December 31, 2022
Raw materials and components	$10,456	$(943)	$9,513
Work in process	1,128	(131)	997
Finished goods	9,377	(582)	8,795
Total	$20,961	$(1,656)	$19,305

As of March 31, 2022
Raw materials and components	$10,781	$(1,140)	$9,641
Work in process	1,529	(267)	1,262
Finished goods	9,593	(664)	8,929
Total	$21,903	$(2,071)	$19,832

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2022 and March 31, 2022, prepaid expenses and other current assets include the following (dollars in thousands):

	December 31, 2022	March 31, 2022
Payroll tax credit	$1,587	$1,587
Other prepaid expenses	760	1,044
Total	$2,347	$2,631

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of December 31, 2022 and March 31, 2022, property and equipment, net, included the following (dollars in thousands):

	December 31, 2022	March 31, 2022
Land and land improvements	$433	$433
Buildings and building improvements	9,491	9,491
Furniture, fixtures and office equipment	7,772	7,650
Leasehold improvements	540	490
Equipment leased to customers	4,997	4,997
Plant equipment	11,212	11,130
Vehicles	617	796
Construction in Progress	2	3
Gross property and equipment	35,064	34,990
Less: accumulated depreciation	(24,385)	(23,524)
Total property and equipment, net	$10,679	$11,466

As of December 31, 2022, due to a change in Orion's forecast, a triggering event occurred requiring Orion to evaluate the long-lived assets in its enterprise asset group for impairment. The enterprise asset group includes the corporate assets that support the revenue producing activities of other asset groups. Orion performed the recoverability test for the asset group by comparing its carrying value to the group’s expected future undiscounted cash flows. Orion concluded that the undiscounted cash flows of the long-lived asset group exceeded its carrying value. As such the asset group was deemed recoverable and no impairment was recorded.

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	December 31, 2022	March 31, 2022
Assets
Operating lease assets	Other long-term assets	$2,366	$2,440
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$830	$768
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,038	2,271
Total lease liabilities		$2,868	$3,039

Orion had operating lease costs of $0.4 million and $1.2 million for the three and nine months ended December 31, 2022. Orion had operating lease costs of $0.2 million and $0.7 million for the three and nine months ended December 31, 2021.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2023	$255
Fiscal 2024	957
Fiscal 2025	949
Fiscal 2026	845
Fiscal 2027	142
Total lease payments	$3,148
Less: Interest	(280)
Present value of lease liabilities	$2,868

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three and nine months ended December 31, 2022 and December 31, 2021 (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Product revenue	$936	$342	$911	$993
Cost of product revenue	927	$306	927	$889

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Orion has $0.9 million of goodwill related to its purchase of Voltrek in the third quarter of fiscal 2023, which has an indefinite life, and is assigned to the EV Charging operating segment.

Orion has $0.6 million of goodwill related to its purchase of Stay-Light Lighting during fiscal year 2022, which has an indefinite life, and is assigned to the Orion Services Group operating segment. Goodwill related to the Stay-Light Lighting acquisition increased by $0.2 million to $0.6 million as compared to March 31, 2022. This increase was due to updates to purchase accounting within the measurement period.

See Note 18 – Acquisition for further discussion of the Stay-Lite Lighting and Voltrek acquisitions.

As of December 31, 2022 and March 31, 2022, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	December 31, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,521	$(1,905)	$616	$2,652	$(1,932)	$720
Licenses	58	(58)	—	58	(58)	—
Trade name and trademarks	564	(52)	512	118	(6)	112
Customer relationships	5,609	(3,784)	1,825	4,178	(3,618)	560
Vendor Relationship	2,300	(79)	2,221	—	—	—
Developed technology	900	(900)	—	900	(900)	—
Total Amortized Intangible Assets	$11,952	$(6,778)	$5,174	$7,906	$(6,514)	$1,392

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,010	$—	$1,010	$1,012	$—	$1,012
Total Non-Amortized Intangible Assets	$1,010	$—	$1,010	$1,012	$—	$1,012

Amortization expense on intangible assets was $0.3 million and $0.4 million for the three and nine months ended December 31, 2022, respectively.

Amortization expense on intangible assets was $0.1 million and $0.2 million for the three and nine months ended December 31, 2021, respectively.

As of December 31, 2022, the weighted average remaining useful life of intangible assets was 5.7 years.

The estimated amortization expense for the remainder of fiscal 2023, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2023 (period remaining)	$277
Fiscal 2024	1,105
Fiscal 2025	1,096
Fiscal 2026	842
Fiscal 2027	566
Fiscal 2028	486
Thereafter	802
Total	$5,174

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of December 31, 2022 and March 31, 2022, accrued expenses and other included the following (dollars in thousands):

	December 31, 2022	March 31, 2022
Accrued earnout	$1,750	—
Other accruals	1,633	$2,221
Compensation and benefits	1,552	1,668
Credits due to customers	1,399	1,209
Accrued project costs	852	2,215
Warranty	482	728
Sales returns reserve	400	123
Sales tax	239	157
Legal and professional fees	108	106
Total	$8,415	$8,427

Accrued earnout is related to recent acquisitions. Refer to discussion of acquisitions at Note 18 - Acquisitions.

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Beginning of period	$698	$1,014	$860	$1,009
Accruals	75	123	271	328
Warranty claims (net of vendor reimbursements)	(149)	(186)	(507)	(386)
End of period	$624	$951	$624	$951

NOTE 11 — NET (LOSS) INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the three and nine months ended December 31, 2022, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net income per common share is calculated based upon the following shares:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net (loss) income (in thousands)	$(24,059)	$1,102	$(29,225)	$7,271
Denominator:
Weighted-average common shares outstanding	32,047,755	31,084,710	31,510,547	30,992,475
Weighted-average common shares and common share equivalents outstanding	32,047,755	31,234,925	31,510,547	31,273,703
Net (loss) income per common share:
Basic	$(0.75)	$0.04	$(0.93)	$0.23
Diluted	$(0.75)	$0.04	$(0.93)	$0.23

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Common stock options	—	—	—	—
Restricted shares	—	203,636	—	17,803
Total	—	203,636	—	17,803

NOTE 12 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	December 31, 2022	March 31, 2022
Revolving credit facility	$5,000	$—
Equipment debt obligations	23	35
Total long-term debt	5,023	35
Less current maturities	(16)	(16)
Long-term debt, less current maturities	$5,007	$19

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2022, the borrowing base supported $16.3 million of availability under the Credit Facility. As of December 31, 2022, $5.0 million was borrowed under the Credit Facility.

Effective November 4, 2022, Orion, with Bank of America, N.A. as lender, executed Amendment No. 1 to its Credit Agreement. The primary purpose of the amendment was to include the assets of the acquired subsidiaries, Stay-Lite Lighting and Voltrek, as secured collateral under the Credit Agreement. Accordingly, eligible assets of Stay-Lite and Voltrek will be included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the Credit Agreement. The amendment also clarifies that the earnout liabilities associated with the Stay-Lite and Voltrek transactions are permitted under the Credit Agreement and that the expenses recognized in connection with those earnouts should be added back in the computation of EBITDA, as defined, under the Credit Agreement.

As of December 31, 2022, Orion was in compliance with all debt covenants.

Equipment Debt Obligations

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% per annum, respectively, and both debts mature in January 2024.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended December 31, 2022 and 2021, Orion recorded income tax expense of $19.4 million and $0.2 million, respectively, using this methodology. For the nine months ended December 31, 2022 and 2021, Orion recorded income tax expense of $17.9 million and $2.4 million, respectively, using this methodology. The increase in the Company’s tax expense relates primarily to a non-cash charge of $17.8 million in relation to recording a valuation allowance associated with the Company’s domestic federal and state deferred tax assets.

As of December 31, 2022 and March 31, 2022, Orion has a recorded valuation allowance of $19.1 million and $1.2 million, respectively, against its net deferred tax asset balance. The accounting forecasts, as revised in the current quarter, projects losses in the near term. Orion now projects a 36-month cumulative loss starting from fiscal year 2023. As such, Orion management has concluded that it is more likely than not that the domestic deferred tax assets will not be realized and an increase to the valuation allowance has been recorded in the third quarter, which increased tax expense by $17.8 million.

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

Uncertain Tax Positions

As of December 31, 2022, Orion’s balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended December 31, 2022, Orion issued 621shares under the ESPP plan at a closing market price of $1.82.

	Shares Issued Under ESPP Plan	Closing Market Price
Quarter Ended June 30, 2022	443	2.01
Quarter Ended September 30, 2022	648	1.56
Quarter Ended December 31, 2022	621	1.82
Total issued in fiscal 2022	1,712	$ 1.56 - 2.01

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales have been effected pursuant to the ATM program through December 31, 2022.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of product revenue	$2	$1	$3	$4
General and administrative	444	214	1,425	574
Sales and marketing	0	3	4	10
Research and development	2	1	3	3
Total	$448	$219	$1,435	$591

During the first three months of fiscal 2022, Orion had the following activity related to its stock-based compensation:

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2022	450,458	142,428
Awards granted	806,738	—
Awards vested or exercised	(535,622)	(26,646)
Awards forfeited	(23,120)	(30,646)
Awards outstanding at December 31, 2022	698,454	85,136
Per share weighted average price on grant date	$2.18	—

As of December 31, 2022, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.9 years, was approximately $1.3 million.

NOTE 17 — SEGMENTS

Orion has historically reported the following business segments: Orion Services Group Division ("OSG"), Orion Distribution Services Division ("ODS"), and Orion U.S. Markets Division ("USM"). With Orion’s acquisition of Voltrek on October 5, 2022, Orion has now added a fourth reporting segment, Orion Electric Vehicle Charging Division (“EV”). The accounting policies are the same for each business segment as they are on a consolidated basis.

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

Orion Electric Vehicle Charging Division

The EV segment offers leading electric vehicle charging expertise and provides turnkey solutions with ongoing support to all commercial verticals.

Corporate and Other

Corporate and Other is comprised of operating expenses not allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues		Operating Income (Loss)
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2022	2021	2022	2021
Segments:
Orion Services Group	$8,623	$20,021	$(1,858)	$970
Orion Distribution Services	3,711	4,942	(77)	491
Orion U.S. Markets	5,124	5,751	532	1,250
Orion Electric Vehicle Charging	2,830	—	(1,500)	—
Corporate and Other	—	—	(1,685)	(1,379)
	$20,288	$30,714	$(4,588)	$1,332

	Revenues		Operating Income (Loss)
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Segments:
Orion Services Group	$27,405	$68,961	$(5,630)	$7,115
Orion Distribution Services	12,846	18,264	6	3,173
Orion U.S. Markets	12,673	15,100	1,028	3,198
Orion Electric Vehicle Charging	2,830	—	(1,500)	—
Corporate and Other	—	—	(5,052)	(3,705)
	$55,754	$102,325	$(11,148)	$9,781

NOTE 18 — ACQUISITION

Acquisition of Voltrek

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider for a purchase price of $5.0 million in cash and $1.0 million of shares of common stock of Orion, subject to normal and customary closing adjustments (the “Voltrek Acquisition”). In addition, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earnout payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earnout periods to the extent they are earned. The Voltrek Acquisition was funded from existing cash resources and Orion shares. Voltrek will operate as Voltrek, an Orion Energy Systems business. The Voltrek Acquisition leverages Orion’s project management and maintenance expertise into a rapidly growing sector.

Orion has accounted for the Voltrek Acquisition as a business combination. Orion has preliminarily allocated the purchase price of approximately $6.7 million to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. The purchase price was paid in cash and 620,067 shares of common stock with a total market value of $1.0 million, which is recorded in the opening balance sheet at fair value of $0.8 million, the discount on which is due to lock-up requirements on the shares.

Cash	$416
Accounts receivable	1,438
Revenue earned but not billed	365
Inventory	880
Prepaid expenses and other current assets	39
Property and equipment	4
Goodwill	861
Other intangible assets	4,200
Other long-term assets	211
Accounts payable	(1,199)
Accrued expenses and other	(286)
Other long-term liabilities	(180)
Net purchase consideration	$6,749

Goodwill recorded from the Voltrek Acquisition is attributable to the skillset of the acquired workforce. The goodwill resulting from the Voltrek Acquisition is expected to be deductible for tax purposes. The intangible assets include amounts recognized for the fair value of the trade name, vendor relationship and customer relationships.

The tradename intangible asset was valued using a relief from royalty method. The significant assumptions used include the estimated revenue and royalty rate, among other factors.

The vendor relationship intangible asset was valued using the income approach – excess earnings method. The significant assumptions include estimated revenue, cost of goods sold, and probability of renewal, among other factors.

The customer relationship intangible asset was valued using the income approach – with-and-without method. The significant assumptions include estimated cash flows (including appropriate revenue, cost of revenue and operating expenses attributable to the asset, retention rate, among other factors), and discount rate, reflecting the risks inherent in the future cash flow stream, among other factors.

The categorization of the framework used to measure fair value of the intangible assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used.

The following table presents the details of the intangible assets acquired at the date of Voltrek Acquisition (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Tradename	$400	5
Vendor relationship	2,300	7
Customer relationships	1,500	3

Voltrek's post-acquisition results of operations since October 5, 2022 are included in Orion’s Consolidated Statements of Operations. The operating results of Voltrek are included in the EV segment. See note 17 – Segments, for results.

Acquisition of Stay-Lite Lighting

Effective on January 1, 2022, Orion acquired all of the issued and outstanding capital stock of Stay-Lite Lighting, a nationwide lighting and electrical maintenance service provider, for $4.3 million (the “Stay-Lite Acquisition”). Stay-Lite Lighting operates as Stay-Lite Lighting, an Orion Energy Systems business. The Stay-Lite Acquisition accelerates the growth of Orion's maintenance services offerings through its Orion Services Group, which provides lighting and electrical services to customers.

Orion has accounted for this transaction as a business combination. Orion has allocated the purchase price of approximately $4.3 million, which includes an estimate of the earn-out liability of $0.2 million and $0.1 million for the working capital adjustment received in the first quarter fiscal 2023, to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. Orion could pay up to $0.7 million in earnout related purchase price, which is based on performance during the current and following calendar years. Any accretion of the earnout liability above $0.2 million recorded as part of the opening balance sheet will be recognized as expense in the Consolidated Statement of Operations.

The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of January 1, 2022, is as follows (dollars in thousands):

Cash	$95
Accounts receivable	2,690
Revenue earned but not billed	342
Inventory	504
Prepaid expenses and other current assets	41
Property and equipment	725
Goodwill	564
Other intangible assets	673
Other long-term assets	537
Accounts payable	(965)
Accrued expenses and other	(492)
Other long-term liabilities	(411)
Net purchase consideration	$4,303

Goodwill recorded from the Stay-Lite Acquisition is attributable to the expected synergies from the business combination. The goodwill resulting from the Stay-Lite Acquisition is deductible for tax purposes. The intangible assets include amounts recognized for the fair value of the trade name and customer relationships. The fair value of the intangible assets was determined based upon the income (discounted cash flow) approach.

The following table presents the details of the intangible assets acquired at the date of Stay-Lite Acquisition (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Tradename	$164	5
Customer relationships	509	8

Stay-Lite Lighting’s post-acquisition results of operations since January 1, 2022 are included in Orion’s Consolidated Statements of Operations. The operating results of Stay-Lite Lighting are included in the Orion Services Group segment.

If Voltrek was acquired on April 1, 2022, the pro forma Orion revenue for the nine-month period ended on December 31, 2022 would have been $58.2 million and proforma net loss would have been $(28.9) million. If both Stay-Lighting and Voltrek had been acquired as of April 1, 2021, Orion full year fiscal 2022 revenue would have been $134.9 million and net income would have been $5.8 million.

The pro forma information was determined based on the historical results of Orion and unaudited financial results from Stay-Lite Lighting and Voltrek. These proforma results reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible asset occurred at the beginning of the period, along with consequential tax effects. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combinations been completed at the beginning of the period or the results that may occur in the future. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies resulting from the acquisitions.

Transaction costs related to the Stay-Lite Acquisition and the Voltrek Acquisition are recorded in acquisition costs in the Consolidated Statements of Operations. Transaction costs totaled $0.2 million in the three and nine months ending December 31, 2021 and $0.5 million and $0.8 million in the three and nine months ended December 31, 2022, respectively.

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

We differentiate ourselves from our competitors through offering comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021 which enables us to support a lifetime business relationship with our customer. We completed the acquisition of Stay-Lite Lighting on January 1, 2022, which is intended to further expand our maintenance services capabilities. On October 5, 2022, we acquired Voltrek, which is intended to leverage our project management and maintenance expertise into the rapidly growing EV sector.

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

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Orion has three reportable segments: Orion Services Group Division ("OSG"), and Orion Distribution Services Division ("ODS"), and Orion U.S. Markets Division (“USM”). With our acquisition of Voltrek on October 5, 2022, we have now added a fourth reporting segment, Orion Electric Vehicle Charging Division (“EV”).

Acquisitions

Acquisition of Voltrek

Effective on October 5, 2022, we acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider, for a purchase price of $5.0 million in cash and $1.0 million of shares of common stock of Orion, subject to normal and customary closing adjustments. In addition, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, we could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earnout payments. Those compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earnout periods to the extent they are earned. The acquisition was funded from existing cash resources and our common stock. Voltrek will operate as Voltrek, an Orion Energy Systems business. The acquisition leverages our project management and maintenance expertise into the rapidly growing EV sector.

Acquisition of Stay-Lite Lighting

Effective on January 1, 2022, we acquired all of the issued and outstanding capital stock of Stay-Lite Lighting, a nationwide lighting and electrical maintenance service provider, for a cash purchase price of $4.0 million. In addition, depending upon Stay-Lite Lighting's performance during the current and following calendar years, Orion could pay up to an additional $0.7 million in earn out related purchase price. The acquisition was funded from existing cash resources. Stay-Lite Lighting operates as Stay-Lite, an Orion Energy Systems business. The acquisition accelerates the growth of our maintenance services offerings through our Orion Services Group, which provides lighting and electrical services to customers.

Recent Developments

During the fourth quarter of fiscal 2022, we substantially completed a significant project rollout for our large national retail customer. As expected, during fiscal 2023, we continue to support this customer, but at substantially lower revenue levels than in the comparative prior year. Despite the anticipated $50 million decrease in business from our largest customer and an online retailer in the first nine months of fiscal 2023, the remainder of our business has grown by approximately 9% over the year-ago period. Our fiscal 2023 third quarter results reflect the continuation of delays in the initiation of certain large customer projects, as well as slower than expected activity in our electrical contractor distribution channel. While we believe our long-term growth prospects remain very favorable, current business and economic challenges could continue to impact the pace of projects, as well as new product and service opportunities. Our new EV segment is off to an excellent start and should exceed our expectations for the second half of fiscal 2023. This helps confirm that the investments we are making to diversify our business are paying off. We expect our maintenance business, with its recurring revenues, and EV business to accelerate as we fully activate cross-selling activities, we believe they will represent a significant portion of our revenue in fiscal 2024.

Results of Operations - Three Months Ended December 31, 2022 versus Three Months Ended December 31, 2021

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended December 31,
	2022	2021		2022	2021
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$15,399	$22,203	(30.6)%	75.9%	72.3%
Service revenue	4,889	8,511	(42.6)%	24.1%	27.7%
Total revenue	20,288	30,714	(33.9)%	100.0%	100.0%
Cost of product revenue	11,480	16,427	(30.1)%	56.6%	53.5%
Cost of service revenue	4,027	6,646	(39.4)%	19.8%	21.6%
Total cost of revenue	15,507	23,073	(32.8)%	76.4%	75.1%
Gross profit	4,781	7,641	(37.4)%	23.6%	24.9%
General and administrative expenses	3,984	2,873	38.7%	19.6%	9.4%
Acquisition costs	1,993	178	1019.7%	9.8%	1.1%
Sales and marketing expenses	2,983	2,862	4.2%	14.7%	9.3%
Research and development expenses	409	396	3.3%	2.0%	1.3%
(Loss) income from operations	(4,588)	1,332	NM	(22.6)%	4.3%
Interest expense	(64)	(26)	146.2%	(0.3)%	(0.1)%
Amortization of debt issue costs	(16)	(15)	6.7%	(0.1)%	(0.0)%
(Loss) income before income tax	(4,668)	1,291	NM	(23.0)%	4.2%
Income tax (benefit) expense	19,391	189	NM	95.6%	0.6%
Net (loss) income	$(24,059)	$1,102	NM	(118.6)%	3.6%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased 30.6%, or $6.8 million, for the third quarter of fiscal 2023 versus the third quarter of fiscal 2022. Service revenue decreased 42.6%, or $3.6 million, for the third quarter of fiscal 2023 versus the third quarter of fiscal 2022. The decrease in product and service revenue was due to the expected significantly lower revenues from our largest customer and comparatively lower project volume from other customers. The revenue from our existing large national retail customer represented 18.2% of total revenue in the third quarter of fiscal 2023 compared to 48.6% in the third quarter of fiscal 2022. The decrease in the third quarter revenue was partially offset by revenues due to the acquisitions of Stay-Lite Lighting and Voltrek. Cost of product revenue decreased by 30.1%, or $4.9 million, in the third quarter of fiscal 2023 versus the comparable period in fiscal 2022. Cost of service revenue decreased by 39.4%, or $2.6 million, in the third quarter of fiscal 2023 versus the comparable period in fiscal 2022. The decrease in product and service costs was primarily due to the decrease in revenue. Gross margin decreased from 24.9% of revenue in the third quarter of fiscal 2022 to 23.6% in the third quarter of fiscal 2023, due primarily to reduced sales decreasing the absorption of fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses increased 38.7%, or $1.1 million, in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. This comparative increase was primarily due to the acquisitions of Stay-Lite Lighting and Voltrek and an acceleration of stock-based compensation expense due to retirement-related modifications of existing restricted stock awards.

Acquisition Costs. Acquisition expenses increased $1.8 million in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. This comparative increase was primarily due to the earnout expense of $1.5 million related to the acquisition of Voltrek.

Sales and Marketing. Sales and marketing expenses increased 4.2%, or $0.1 million, in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, reflecting a reduction in commission expense on lower sales, partially offset by costs of the acquired businesses which were not in the prior period.

Research and Development. Research and development expenses were relatively flat, in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022.

Income Taxes. Based on our recent financial results and near-term expectations, a non-cash tax charge of $17.8 million has been recorded as a result of the conclusion that it is more likely than not that the domestic deferred tax assets will not be realized.

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

The following table summarizes our OSG segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Revenues	$8,623	$20,021	(56.9)%
Operating (loss) income	$(1,858)	$970	NM
Operating margin	(21.5)%	4.8%

* NM - Not Meaningful

OSG segment revenue in the third quarter of fiscal 2023 decreased by 56.9%, or $11.4 million compared to the third quarter of fiscal 2022. The decrease in OSG segment revenue was due to a significant reduction of project volume from our largest customer and comparatively lower project volume from other customers. This revenue decrease was partially offset by the added revenue from Stay-Lite Lighting. This decrease led to a corresponding operating loss in this segment, as a result of decreased absorption of fixed costs.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Revenues	$3,711	$4,942	(24.9)%
Operating (loss) income	$(77)	$491	NM
Operating margin	(2.1)%	9.9%

* NM - Not Meaningful

ODS segment revenue in the third quarter of fiscal 2023 decreased by 24.9%, or $1.2 million, compared to the third quarter of fiscal 2022, primarily due to a decrease in sales to one customer. Operating income in this segment decreased as a result of increased allocation of corporate costs.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Revenues	$5,124	$5,751	(10.9)%
Operating income	$532	$1,250	(57.4)%
Operating margin	10.4%	21.7%

USM segment revenue in the third quarter of fiscal 2023 decreased by 10.9%, or $0.6 million, compared to the third quarter of fiscal 2022, primarily due to a less diversified customer base. Operating income in this segment decreased as a result of lower revenue and increased allocation of corporate costs.

Orion Electric Vehicle Division

With the acquisition of Voltrek on October 5, 2022, our new EV segment offers leading electric vehicle charging expertise and provides turnkey solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Revenues	$2,830	$—	NM
Operating income	$(1,500)	$—	NM
Operating margin	(53.0)%	—%

* NM - Not Meaningful

EV segment revenue generated by Voltrek in the third quarter of fiscal 2023 was $2.8 million. Operating loss in this segment was primarily a result of $1.5 million earnout expense included in acquisition costs.

Results of Operations - Nine Months Ended December 31, 2022 versus Nine Months Ended December 31, 2021

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Nine Months Ended December 31,
	2022	2021		2022	2021
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$41,715	$78,260	(46.7)%	74.8%	76.5%
Service revenue	14,039	24,065	(41.7)%	25.2%	23.5%
Total revenue	55,754	102,325	(45.5)%	100.0%	100.0%
Cost of product revenue	31,152	54,724	(43.1)%	55.9%	53.5%
Cost of service revenue	11,832	18,942	(37.5)%	21.2%	18.5%
Total cost of revenue	42,984	73,666	(41.7)%	77.1%	72.0%
Gross profit	12,770	28,659	(55.4)%	22.9%	28.0%
General and administrative expenses	11,683	8,737	33.7%	21.0%	8.5%
Acquisition costs	2,340	178	1214.6%	4.2%	0.3%
Sales and marketing expenses	8,521	8,794	(3.1)%	15.3%	8.6%
Research and development expenses	1,374	1,169	17.5%	2.5%	1.1%
(Loss) income from operations	(11,148)	9,781	(214.0)%	(20.0)%	9.6%
Other income	—	1	NM	—	0.0%
Interest expense	(97)	(59)	64.4%	(0.2)%	(0.1)%
Amortization of debt issue costs	(47)	(46)	2.2%	(0.1)%	(0.0)%
(Loss) income before income tax	(11,292)	9,677	NM	(20.3)%	9.5%
Income tax (benefit) expense	17,933	2,406	NM	32.2%	2.4%
Net (loss) income	$(29,225)	$7,271	NM	(52.4)%	7.1%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased 46.7%, or $36.5 million, for the first nine months of fiscal 2023 versus the first nine months of fiscal 2022. Service revenue decreased 41.7%, or $10.0 million, for the first nine months of fiscal 2023 versus the first nine months of fiscal 2022. The decrease in product and service revenue was due to the expected significantly lower project revenues from our largest customer and comparatively lower project volume from other customers, primarily caused by the response of customers to supply chain disruptions and other delays. The revenue from our existing large national retail customer represented 16.1% of total revenue in the first nine months of fiscal 2023 compared to 53.0% in the first nine months of fiscal 2022. This decrease in revenue was partially offset by revenues due to the acquisitions of Stay-Lite Lighting and Voltrek. Cost of product revenue decreased by 43.1%, or $23.6 million, in the first nine months of fiscal 2023 versus the comparable period in fiscal 2022. Cost of service revenue decreased by 37.5%, or $7.1 million, in the first nine months of fiscal 2023 versus the comparable period in fiscal 2022. The decrease in product and service costs was primarily due to the decrease in revenue. Gross margin decreased from 28.0% in the first nine months of fiscal 2022 to 22.9% in the first nine months of fiscal 2023, due primarily to reduced sales decreasing the absorption of fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses increased 33.7%, or $2.9 million, in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. This comparative increase was primarily due to the acquisitions of Stay-Lite Lighting and Voltrek and an acceleration of stock-based compensation expense due to retirement modifications of existing restricted stock awards.

Acquisition Costs. Acquisition expenses increased $2.2 million in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. This comparative increase was primarily due to the earnout expense of $1.5 million, related to the acquisition of Voltrek.

Sales and Marketing. Sales and marketing expenses decreased 3.1%, or $0.3 million, in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022, reflecting a reduction in commission expense on lower sales, partially offset by increased employment costs.

Research and Development. Research and development expenses increased 17.5%, or $0.2 million, in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022, as a result of increased employment costs and testing.

Income Taxes. Based on our recent financial results and near-term expectations, a non-cash tax charge of $17.8 million has been recorded as a result of the conclusion that it is more likely than not that the domestic deferred tax assets will not be realized.

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

The following table summarizes our OSG segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Revenues	$27,405	$68,961	(60.3)%
Operating (loss) income	$(5,630)	$7,115	NM
Operating margin	(20.5)%	10.3%

* NM - Not Meaningful

OSG segment revenue in the first nine months of fiscal 2023 decreased by 60.3%, or $41.6 million, compared to the first nine months of fiscal 2022. The decrease in revenue was due to a significant reduction of project volume from our largest customer and comparatively lower project volume from other customers, primarily caused by the response of customers to supply chain disruptions and other delays. This revenue decrease is partially offset by the added revenue from Stay-Lite Lighting. This decrease led to a corresponding operating loss in this segment, as a result of revenue decreased absorption of fixed costs.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Revenues	$12,846	$18,264	(29.7)%
Operating income	6	3,173	(99.8)%
Operating margin	0.0%	17.4%

ODS segment revenue in the first nine months of fiscal 2023 decreased by 29.7%, or $5.4 million, compared to the first nine months of fiscal 2022, primarily due to a decrease in sales to one customer. The decrease in sales resulted in a corresponding operating loss in this segment based on operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Revenues	$12,673	$15,100	(16.1)%
Operating income	1,028	3,198	(67.9)%
Operating margin	8.1%	21.2%

USM segment revenue in the first nine months of fiscal 2023 decreased by 16.1%, or $2.4 million, compared to the first nine months of fiscal 2022, primarily due to a less diversified customer base. Operating income in this segment decreased as a result of increased allocation of corporate costs.

Orion Electric Vehicle Division

Our EV segment offers leading electric vehicle charging expertise and provides turnkey solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Revenues	$2,830	$—	NM
Operating income	(1,500)	—	NM
Operating margin	(53.0)%	—%

* NM - Not Meaningful

With our acquisition of Voltrek on October 5, 2022, EV segment revenue in the first nine months of fiscal 2023 was $2.8 million. Operating loss in this segment was primarily a result of $1.5 million earnout expense in acquisition costs.

Liquidity and Capital Resources

Overview

We believe our existing cash and operating cash flow provide us with the financial flexibility needed to meet our capital requirements, including to fund targeted capital expenditures, acquisitions and working capital for at least one year from the date of this report, as well as our longer-term capital requirements for periods beyond at least one year from the date of this report.

We had approximately $8.1 million in cash and cash equivalents as of December 31, 2022, compared to $14.5 million at March 31, 2022. Our cash position decreased as a result of an operating loss and an overall use of working capital during the first nine months of fiscal 2023.

Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost containment, working capital management, capital expenditures. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements for at least the next 12 months based on our current cash flow forecast. If we experience significant liquidity constraints, we may be required to issue equity or debt securities, reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,
	2022	2021
Operating activities	$(5,248)	$2,315
Investing activities	(6,090)	(4,548)
Financing activities	5,014	104
Decrease in cash and cash equivalents	$(6,324)	$(2,129)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first nine months of fiscal 2023 was $5.2 million and consisted of our net loss of $29.2 million adjusted for non-cash expense items and net cash used in changes in operating assets of $24.0 million, the largest of which was a $17.9 million decrease in deferred income tax assets as a result of the valuation allowance.

Cash provided by operating activities for the first nine months of fiscal 2022 was $2.3 million and consisted of our net income of $7.3 million adjusted for non-cash expense items of $4.4 million offset by working capital uses of $9.4 million, the largest of which was a $5.2 million decrease in accounts payable.

Cash Flows Related to Investing Activities. Cash used in investing activities of $6.1 million in the first nine months of fiscal 2022 consisted primarily of cash funded for the acquisition of Voltrek and purchases of property and equipment.

Cash used in investing activities of $4.5 million in the first nine months of fiscal 2022 consisted primarily $3.7 million of cash funded for the acquisition of Stay-Lite Lighting, and an investment of a non-controlling equity stake in ndustrial, Inc. of $0.5 million and purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $5.0 million in the first nine months of fiscal 2023 consisted primarily of proceeds from our Credit Agreement, which was drawn down to pay the cash purchase price to acquire Voltrek.

Cash provided by financing activities of $0.1 million in the first nine months of fiscal 2022 consisted primarily of proceeds from employee equity exercises.

Working Capital

Our net working capital as of December 31, 2022 was $24.5 million, consisting of $46.6 million in current assets and $22.1 million in current liabilities. Our net working capital as of March 31, 2022 was $32.9 million, consisting of $51.2 million in current assets and $18.4 million in current liabilities.

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2022, the borrowing base supports $16.3 million availability of the Credit Facility. As of December 31, 2022, $5.0 million was borrowed under the Credit Facility.

The Credit Agreement is secured by a first lien security interest in substantially all of our assets.

Effective November 4, 2022, we, along with the Lender, executed Amendment No. 1 to the Credit Agreement. The primary purpose of the amendment was to include the assets of our acquired subsidiaries, Stay-Lite Lighting and Voltrek as secured collateral under the Credit Agreement. Accordingly, eligible assets of Stay-Lite and Voltrek will be included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the Credit Agreement. The amendment also clarifies that the earnout liabilities associated with the Stay-Lite and Voltrek transactions are permitted under the Credit Agreement and that the expenses recognized in connection with those earnouts should be added back in the computation of EBITDA, as defined, under the Credit Agreement.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $19.5 million and $10.1 million as of December 31, 2022 and March 31, 2022, respectively. We generally expect our backlog to be recognized as revenue within one year, although the COVID-19 pandemic may extend this time period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We have experienced increases in various input costs including labor, components and transportation in the past year. In response, we have implemented multiple price increases, and we have substantially mitigated the inflationary pressures, such that our results from operations have not been materially affected to date by inflation. We are monitoring input costs and cannot currently predict the future impact on our operations by increasing or ongoing inflationary pressures.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. The estimates of forecasted cash flows are used in the assessment for impairment of long-lived assets and the realizability of deferred tax assets. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2022. For the nine months ended December 31, 2022, there were no material changes in our accounting policies.

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

As of December 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 5, 2022, in connection with the Voltrek Acquisition, we issued an aggregate of 620,067 shares of our Common Stock at a price of $1.61 per share. The shares issued in the Voltrek Acquisition were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws in a transaction not involving a public offering and the sellers in the Voltrek Acquisition represented they are accredited investors. We relied on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(a)(2).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)
Exhibits

3.1

Second Amended and Restated Bylaws of Orion Energy Systems, Inc., dated November 10, 2022., filed as Exhibit 3.1 to the Registrant's Form 8-K filed on November 14, 2022, is hereby incorporated by reference.

10.1

Voluntary Retirement and Consulting Agreement, dated as of August 2, 2022 and effective as of November 10, 2022, between Orion Energy Systems, Inc. and Michael W. Altschaefl, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on August 3, 2022, is hereby incorporated by reference.*

10.2

Amended Executive Employment and Severance Agreement, effective as of November 10, 2022, by and between Orion Energy Systems, Inc. and Michael H. Jenkins, filed as Exhibit 10.2 to the Registrant's Form 8-K filed on August 3, 2022, is hereby incorporated by reference.*

10.3

Agreement No. 1 to Loan and Security Agreement, dated effective as of November 4, 2022, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, filed as Exhibit 10.4 to the Registrant's Form 10-Q filed on November 8, 2022, is hereby incorporated by reference.*

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, has been formatted in Inline XBRL.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2023.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)