Form 10-K
period 2023-03-31
ORION ENERGY SYSTEMS, INC.
filed 2023-06-12
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $41,177,495.

As of May 31, 2023, there were 32,295,408 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on August 10, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

ORION ENERGY SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2023

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that are based on Orion Energy Systems, Inc.'s ("Orion", "we", "us", "our" and similar references) beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A. of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•
our ability to regain and sustain our profitability and positive cash flows;
•
our ability to integrate and realize the anticipated benefits of our recent acquisitions of Voltrek and Stay-Lite;
•
our dependence on a limited number of key customers, and the consequences of the loss of one or more key customers or suppliers, including key contacts at such customers;
•
the deterioration of market conditions, including our dependence on customers' capital budgets for sales of products and services, and adverse impacts on costs and the demand for our products;
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
•
the electric vehicle (“EV”) market and deliveries of passenger and fleet vehicles may not grow as expected;
•
incentives from governments or utilities may not materialize or may be reduced, which could reduce demand for EVs, or the portion of regulatory credits that customers claim may increase, which would reduce our revenue from such incentives;
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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, commercial and industrial electric vehicle "EV" charging infrastructure solutions and maintenance services. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We sell our products and services into many vertical markets within the broader commercial and industrial market segment. Primary verticals include: big box retail, manufacturing, warehousing/logistics, commercial office, federal and municipal government, healthcare and schools. Our services consist of turnkey installation (lighting and EV) and system maintenance. Virtually all of our sales occur within North America.

Our principal lighting customers include large national account end-users, electrical distributors, electrical contractors and energy service companies (“ESCOS”). Currently, a significant amount of our lighting products are manufactured at our leased production facility located in Manitowoc, Wisconsin, although as the LED and related IoT market continues to evolve, we are increasingly sourcing products and components from third parties in order to diversify our product offerings.

We differentiate ourselves from our competitors by offering very efficient light fixtures (measured in lumens per watt) coupled with our project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021, which enable us to support a long-term business relationship with our customers. We completed the acquisition of Stay-Lite Lighting on January 1, 2022, which is intended to further expand our maintenance services capabilities. On October 5, 2022, we acquired Voltrek, which is intended to leverage our project management and maintenance expertise into the rapidly growing EV sector.

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

We generally do not have long-term contracts with our customers for product or turnkey services that provide us with recurring annual revenue. However, our maintenance services contracts usually consist of multi-year arrangements. We typically generate substantially all of our lighting revenue from sales of lighting systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We also perform work under global services or product purchasing agreements with major customers with sales completed on a purchase order basis. The loss of, or substantial reduction in sales to, any of our significant customers, or our current single largest customer, or the termination or delay of a significant volume of purchase orders by one or more key customers, could have a material adverse effect on our results of operations in any given future period.

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

Our fiscal year ends on March 31. We refer to our current fiscal year which ended on March 31, 2023 as "fiscal 2023". We refer to our most recently completed fiscal year, which ended on March 31, 2022, as “fiscal 2022”, and our prior fiscal year which ended on

March 31, 2021 as "fiscal 2021". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31, and our fiscal fourth quarter ends on March 31.

Reportable Segments

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Historically, we have had three reportable segments: Orion Services Group Division ("OSG"), Orion Distribution Services Division ("ODS"), and Orion U.S. Markets Division ("USM"). With the acquisition of Voltrek on October 5, 2022, we added a fourth reporting segment, Orion Electric Vehicle Charging Division (“EV Division”).

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

Orion Electric Vehicle Charging Division

Our EV Division offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

Our Market Opportunity

We provide enterprise-grade LED lighting and energy management project solutions. We are primarily focused on providing commercial and industrial facilities lighting retrofit solutions in North America using solid-state LED technology. We believe the market for lighting products has shifted to LED lighting systems and continues to grow. We believe that LED lighting technology allows for better optical performance, significantly reduced energy consumption. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by other technologies.

Our lighting products deliver energy savings and efficiency gains to our commercial and industrial customers without compromising their quantity or quality of light. We estimate that our energy management systems reduce our customers’ legacy lighting-related electricity costs by approximately 50% or greater, while maintaining their quantity of light after the reduced wattage and improving overall lighting quality when replacing traditional fixtures. Our customers with legacy lighting systems typically realize a one to four-year payback period, and most often 18 – 24 months, from electricity cost savings generated by our lighting systems without considering utility incentives or government subsidies. Energy-efficient lighting systems are cost-effective and environmentally responsible solutions allowing end users to reduce operating expenses and their carbon footprint.

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

Industrial applications. Our market for industrial facilities includes manufacturing facilities, distribution and warehouse facilities, government buildings and agricultural buildings. These facilities typically contain "high-bay" lighting fixtures for ceiling heights of 20-60 feet.

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

EV Charging Infrastructure: Our market for designing/engineering and installing EV charging systems (we do not make equipment) includes commercial and industrial customers including government. We focus largely on level 2 EV charging solutions for employee and guest charging of passenger vehicles and level 3 DC fast charge systems for fleet applications and high speed passenger vehicle charging.

Maintenance Business: Our maintenance business services customers generally require third party lighting maintenance services. along with modest electrical maintenance service.

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

Rapid Payback Period Retrofit Lighting. In most lighting retrofit projects where we replace HID and HIF fixtures, our customers typically realize a one to four year, but most often 18 – 24 months, payback period on our lighting systems. These returns are achieved without considering utility incentives or government subsidies (although subsidies and incentives are continually being made available to our customers in connection with the installation of our systems that further shorten payback periods).

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

Expanded Product Offerings. We are committed to continuing to develop LED product offerings in all of the markets we serve. Our third generation of ISON® class of LED interior fixture delivers a market leading up to 214 lumens per watt. This advancement means our customers can get more light with less energy, and sometimes fewer fixtures, than with any other product on the market. We have also recently launched a variety of new products, features and functionality targeting healthcare, food service, high and low temperature environments and other market segments. Our lighting products also may be configured to include IoT enabled control systems. In fiscal 2022, we introduced a product range under the brand PureMotion. These products circulate air for enhanced airflow, temperature comfort and energy savings. In addition, the PureMotion UVC products sanitize air in a safe UVC chamber that eliminates various airborne viruses, bacteria, mold and fungi. See "Products and Services" below. In addition, we offer lighting maintenance services on both a preventative and reactive basis to the commercial and industrial verticals. In October, 2022, we acquired Voltrek LLC, which offers leading EV charging expertise and provides turnkey EV installation solutions with ongoing support to all commercial verticals.

Environmental Benefits. By allowing for the permanent reduction of electricity consumption, we believe our energy management systems significantly reduce indirect CO2 emissions that are a negative by-product of energy generation which help enable our customers to achieve their sustainability, energy savings and carbon footprint reduction goals.

Our Competitive Strengths

Compelling Value Proposition. By permanently reducing lighting-related electricity usage, our systems help enable our customers to achieve their sustainability, energy savings and carbon footprint reduction goals without compromising quantity and quality of light in their facilities. As a result, our products offer our customers a rapid return on their investment, without relying on government subsidies or utility incentives. We also help our customers with their mobility infrastructure needs supporting the transition to passenger and fleet EVs.

Comprehensive Project Management. We offer our customers a single source solution whereby we manage and are responsible for an entire retrofit lighting project, from initial site surveys and energy audits through to installation and controls integration and subsequent maintenance. Our ability to offer such comprehensive turnkey project management services, coupled with best-in-class customer service, allows us to deliver energy reductions and cost savings to our customers in timely, orderly and planned multi-facility rollouts nationwide. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities. The success of this approach has resulted in what we call a “Customer for Life” relationship with customers that encourages additional projects and maintenance services. Few LED lighting providers are organized to serve every step of a custom retrofit project in a comprehensive, non-disruptive and timely fashion, from custom fixture design and initial site surveys to final installations. Incrementally, we are also able to help customers deploy state-of-the-art IoT control systems that provide even greater long-term value from their lighting system investments.

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

Innovative Technology. We have developed a portfolio of United States patents primarily covering various elements of our products. We believe these innovations allow our products to produce more light output per unit of input energy compared to our competition. We also have patents pending that primarily cover various elements of our newly developed LED products and certain business methods. To complement our innovative energy management products, our integrated energy management services provide our customers with a turnkey solution either at a single facility or across their North American facility footprints. Our demonstrated ability to innovate provides us with significant competitive advantages. Our lighting products offer significantly more light output as measured in foot-candles of light delivered per watt of electricity consumed when compared to HID or traditional fluorescent fixtures. Beyond the benefits of our lighting fixtures, we believe that there is also an opportunity to utilize our system platform as a “connected ceiling” or “smart ceiling”, or a framework or network that can support the installation and integration of other solutions on a digital platform. This “smart ceiling” can be integrated with other technologies to collect data and manage assets and resources more efficiently. Our “Industrial Internet of Things”, or IoT, enabled devices not only contain energy management control functions, but also have the ability to collect facility usage and traffic data as well as collect data from other facility mechanical systems, providing our customers with a path to digitization for their business operations. Our percentage of systems utilizing IoT enabled devices has grown significantly over the past few years and we expect this trend to continue.

Expanded Sales and Distribution Network. In addition to selling directly to national accounts, electrical contractors and ESCOs, we sell our lighting products and services to electrical distributors through a North American network of independent lighting agencies. As of the end of fiscal 2023, we had 33 independent lighting agencies representing us in substantially all of North America. We intend to continue to selectively evaluate our sales network in the future, with a focus on geographic regions where we do not currently have a strong sales presence.

Our Growth Strategies

In fiscal 2023, we continued to successfully capitalize on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, including being awarded large additional projects for a major national account. To build on this success, we are evolving our business strategy to further leverage this unique capability, along with a strong network of ESCO partners, agents and distributors to offer more products and services to our customers. We have adopted a “Customers for Life” philosophy that broadens our view of platforms that can be offered to deliver our mission. Two new platforms that we recently added to our service offerings have been our maintenance services business, along with our EV charging station business. We intend to continue to pursue expanding our product and service offerings, organically and through potential acquisitions that could accelerate our progress.

Focus on executing and marketing our turnkey LED retrofit capabilities to large national account customers. We believe one of our competitive advantages is our ability to deliver full turnkey LED lighting project capabilities starting with energy audits and site assessments that lead to custom engineering and manufacturing through to fully managed installations. These attributes coupled with our superior customer service, high quality designs and expedited delivery responsiveness resulted in our contract to retrofit multiple locations for a significant single national account beginning in fiscal 2020 that continued into fiscal 2023.

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

Expand Maintenance Service Offerings. We believe we can leverage our construction management process expertise to develop a high-quality, quick-response, multi-location maintenance service offering. Our experience with large national customers and our large installed base of fixtures positions us well to extend our maintenance services to historical customers, as well as to new customers. Development of this recurring revenue stream is making progress and we believe there is significant market opportunity.

Support success of our ESCO and agent driven distribution sales channels. We continue to focus on building our relationships and product and sales support for our ESCO and agent driven distribution channels. These efforts include an array of product and sales training efforts as well as the development of new products to cater to the unique needs of these sales channels.

Grow EV Charging Installation Business. In fiscal 2023, we acquired Voltrek, a turnkey EV charging installation business. We believe there are significant growth opportunities in Voltrek’s existing east coast geographic market, as well as on a national basis. We plan to focus our growth plans on cross selling our new EV charging solutions to our historical market channels and customers.

Products and Services

Our primary focus has been the sale of our LED lighting fixtures with integrated controls technology and related installation services. We will continue to focus on these products and services, as well as on expanding our maintenance service offerings and our EV charging station solutions.

Currently, a significant amount of our lighting products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although as the LED market continues to evolve, we also source products and components from third parties in order to have versatility in our product development. We are focused on researching, developing and/or acquiring new innovative LED products and technologies for the retrofit markets. We plan to continue developing creative new LED retrofit products in order to offer our customers a variety of integrated energy management services, such as system design, project management and installation.

Products

The following is a description of our primary products:

Interior LED High Bay Fixture: Our LED interior high bay lighting products consist of our Harris high bay, ApolloTM high bay and ISON® high bay products. Our ISON® class of LED interior fixture offers a full package of premium features, including low total cost of ownership, optics that currently exceed competitors in terms of lumen package, delivered light, modularity and advanced thermal management. Our third generation of ISON® class of LED interior fixture delivers up to an exceptional 214 lumens per watt. This advancement means our customers can get more light with less energy, and sometimes fewer fixtures, compared to other products on the market. Our ApolloTM class of LED interior fixtures is designed for new construction and retrofit projects where initial cost is the largest factor in the purchase decision. Our Harris high bay is ideal for customers seeking a cost-effective solution to deliver energy savings and maintenance reductions. In addition, our LED interior lighting products are lightweight and easy to handle, which further reduces installation and maintenance costs and helps to build brand loyalty with electrical contractors and installers.

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

In addition, in October 2022, we acquired Voltrek LLC, which offers leading EV charging expertise and provides turnkey EV installation solutions with ongoing support to all commercial verticals. We believe there are significant growth opportunities in Voltrek’s existing east coast geographic market, as well as on a national basis. We plan to focus our growth plans on cross selling our new EV charging solutions to our historical market channels and customers.

Other Products. In fiscal 2022, we introduced a range of air movement products capable of virus elimination. We also offer our customers a variety of other LED fixtures to address their lighting and energy management needs, including fixtures designed for agribusinesses, parking lots, roadways, retail, mezzanine, outdoor applications and private label resale.

Warranty Policy. Our warranty policy generally provides for a limited five-year warranty on our LED products, although we do offer warranties ranging up to 10 years for certain LED products. Ballasts, lamps, drivers, LED chips and other electrical components are excluded from our standard warranty as they are covered by separate warranties offered by the original equipment manufacturers.

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

We also provide similar turnkey services to our EV customers that include site audit, engineering, grant filing, installation, commissioning and network services. Our maintenance business provides services that includes both preventative and reactive services. We also provide other services that comprise a small amount of our revenue. These services primarily include management and control of power quality and remote monitoring and control of our installed systems. We also sell and distribute replacement lamps and fixture components into the after-market.

Our Customers

We primarily target commercial, institutional and industrial customers who have warehousing, retail, manufacturing and office facilities. In fiscal 2023, one customer accounted for 16.2% of our total revenue. In fiscal 2022, that same customer accounted for 49.1% of our total revenue, and in fiscal 2021, this same customer accounted for 56.0% of our total revenue. In fiscal 2024, we expect that our customer concentration will continue at the approximate level experienced in fiscal 2023. As we continue to diversify our customer base by expanding our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market, we expect to continue to derive a significant percentage of our revenue from contracts with one or a few customers. These contracts are entered into in the ordinary course of business and typically provide that we will deliver products and services on a work order or purchase order basis and any purchase order may be terminated prior to shipment. Our maintenance work orders or contracts may be for discrete projects or may have multi-year terms. These contracts generally do not guarantee that the customer will buy our products or services.

The amount and concentration of our revenues with one or more customer may fluctuate on a year to year or quarter to quarter basis depending on the number of purchase orders issued by our customers. The loss of a significant customer or the termination of a material volume of purchase orders (or the underlying agreements) could have a material adverse effect on our results of operations.

Sales and Marketing

We sell our lighting products in one of three ways: (i) directly through our relationships with our national account partners or through Voltrek; (ii) indirectly through independent sales agencies and broadline North American distributors; and (iii) through ESCOs. Our ODS segment focuses on developing and expanding customer relationships with independent manufacturer’s sales agents and broadline distributors. As of the end of fiscal 2023 we had 33 independent lighting agencies representing us in substantially all of North America expanding our reach with broadline distributors. We attempt to leverage the customer relationships of these distributors to further extend the geographic scope of our selling efforts. We work cooperatively with our indirect channels through participation in national trade organizations and by providing training on our sales methodologies.

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

Competition

The market for energy-efficient lighting products, EV charging solutions and maintenance services is fragmented. We face strong competition primarily from manufacturers and distributors of lighting products and services as well as electrical contractors. We compete primarily on the basis of technology, cost, performance, quality, customer experience, energy efficiency, customer service and marketing support. We compete against other value-added resellers and electrical contractors in the EV charging market. We compete against a variety of service providers for lighting maintenance.

There are a number of lighting fixture manufacturers that sell LED products that compete with our lighting product lines. Lighting companies such as Acuity Brands, Inc., Signify Co., Cree, Inc., LSI Industries, Inc. and GE Current, a Daintree Company, are some of our main competitors within the commercial office, retail and industrial markets. We are also facing increased competition from manufacturers in low-cost countries.

Intellectual Property

As of March 31, 2023, we had been issued over 100 United States patents and have applied for a number of additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF and LED fixtures. Our patented LDRTM product allows for a significantly quicker installation when compared to competitor's commercial office lighting products. Our smart lighting controls allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.

We believe that our patent portfolio as a whole is material to our business. We also believe that our patents covering our ability to manage the thermal and optical performance of our lighting products are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Our backlog as of March 31, 2023 and March 31, 2022 totaled $17.2 million and $10.1 million, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

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

Human Capital

As of March 31, 2023, we had approximately 265 full-time employees. We also employ temporary employees in our manufacturing facility as demand requires. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike due to employee relations.

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

1. Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted immediately following this summary. Some of these risks are summarized below:

•
We do not have major sources of recurring revenue and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The reduction of revenue from our most significant customer over the past three fiscal years has had, and the potential future loss of other significant customers or a major customer would likely have, a materially adverse effect on our results of operations, financial condition and cash flows.
•
Our ability to replace the substantially reduced revenue from our prior most significant customer, regain and sustain our profitability and achieve our desired revenue and profitability goals depends on our ability to effectively and timely execute on our key strategic initiatives.
•
We may not realize the anticipated benefits of our recent acquisitions of Stay-Lite Lighting and Voltrek, and the integration of Stay-Lite Lighting and Voltrek may disrupt our business and management, which could adversely affect our business, financial condition or results of operations
•
Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply.
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

•
Our existing liquidity and capital resources may not be sufficient to allow us to effectively pursue our evolving strategies, complete potential acquisitions or otherwise fund or sustain growth initiatives.

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

Risks Related to Our Business

Operational Risks

We do not have major sources of recurring revenue and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The reduction of revenue from our most significant customer over the past three fiscal years has had, and the potential future loss of other significant customers or a major customer would likely have, a materially adverse effect on our results of operations, financial condition and cash flows.

In fiscal 2023, one customer accounted for 16.2% of our total revenue. In fiscal 2022, that same customer accounted for 49.1% of our total revenue, and in fiscal 2021, this same customer accounted for 56.0% of our total revenue. In fiscal 2024, we expect that our customer concentration will continue at the approximate level experienced in fiscal 2023. The reduction of revenue from this customer has had a material advent effect on our results of operations, financial condition and cash flow. We continue to attempt to replace this reduced revenue by diversifying our customer base and expanding our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market, there is no assurance we will be successful in replacing this reduced revenue.

Our ability to replace the substantially reduced revenue from our prior most significant customer, regain and sustain profitability and achieve our desired revenue and profitability goals depends on our ability to effectively and timely execute on our key strategic initiatives.

Our ability to replace the substantially reduced revenues from our prior most significant customer, regain profitability and achieve our desired revenue and profitability goals depends on how effectively and timely we execute on our following key strategic initiatives:

•
executing and marketing our turnkey LED retrofit capabilities to large national account customers;
•
continuing our product innovation;
•
leveraging our smart lighting systems to support IoT applications;
•
developing our maintenance service offerings;
•
supporting the success of our ESCO and distribution sales channels; and
•
cross selling our EV charging solutions to our historical sales channels and customers.

We also may identify and pursue additional strategic acquisition candidates that would help support these initiatives. There can be no assurance that we will be able to successfully implement these initiatives or, even if implemented, that they will result in the anticipated benefits to our business.

We may not realize the anticipated benefits of our recent acquisitions of Stay-Lite Lighting and Voltrek. The integrations of Stay-Lite Lighting and Voltrek may disrupt our business and management, which could adversely affect our business, financial condition or results of operations.

Effective on January 1, 2022, we acquired all of the issued and outstanding capital stock of Stay-Lite Lighting, Inc., a nationwide lighting and electrical maintenance service provider. On October 5, 2022, we acquired the equity interests of Voltrek, LLC an EV charging station solutions provider. We may acquire additional companies or enter into other business combinations or strategic initiatives in the future. We may not realize the anticipated benefits of the Stay-Lite or Voltrek acquisition or such other business combinations or acquisitions, and we may encounter substantial difficulties, costs and delays involved in integrating our operations with such businesses, including:

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

Business combinations and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of Stay-Lite Lighting or Voltrek or other acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of such acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply, including semiconductor chips. If we are unable to maintain supply sources of our components and raw materials or if our sources fail to satisfy our supply requirements, we may lose sales and experience increased component costs.

We are vulnerable to price increases, as well as transportation and delivery delays, for components and raw materials that we require for our products, including aluminum, copper, certain rare earth minerals, semiconductor chips, power supplies and LED chips and modules. In particular, we utilize semiconductor chips in our LED lighting products and control sensors. For example, our ability to source semiconductor chips has been adversely affected in the recent past and could occur again. Difficulty in sourcing necessary components in the past has resulted in increased component delivery lead times, delays in our product production and increased costs to obtain components with available semiconductor chips. To the extent a semiconductor chip shortage occurs or our ability to acquire the parts necessary to conduct our business operations, such as other necessary finished goods, is materially affected, our production ability and results of operations will be adversely affected.

Limitations inherent within our supply chain of certain of our components, raw materials and finished goods, including competitive, governmental, and legal limitations, natural disasters, and other events, could impact costs and future increases in the costs of these items. For example, the adoption of new tariffs by the United States administration or by other countries and the ongoing impact of COVID-19 in China could continue to adversely affect our profitability and availability of raw materials and components, as there can be no assurance that future price increases will be successfully passed through to customers or that we will be able to find alternative suppliers. Further, suppliers’ inventories of certain components that our products require may be limited and are subject to acquisition by others and we may not, as a result, have the necessary inventory of parts and goods necessary to conduct our operations. We have in the past purchased excess quantities of certain components critical to our product manufacturing, but there is no guarantee that we will be able to follow or continue to follow this practice in the future. As a result, we have had, and may need to continue, to devote additional working capital to support component and raw material inventory purchases that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to account for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any further delays, shortages or interruptions in the supply of our components or raw materials could further disrupt our operations. If any of these events occur, our results of operations, financial condition and cash flows could be materially adversely affected.

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

We have, in the past, experienced difficulty in hiring sufficient permanent employees to support our production demands. This circumstance has resulted in our increased reliance on temporary employee staffing to support our production operations. Temporary employees can be less reliable and require more ongoing training than permanent employees. These factors can adversely affect our operational efficiencies. This situation has also placed a significant burden on our continuing employees, has resulted in higher recruiting expenses as we have sought to recruit and train additional new permanent employees, and introduced increased instability in our operations to the extent responsibilities are reallocated to new or different employees. To the extent that we are unable to effectively hire a sufficient number of permanent employees, and our reliance on temporary staffing continues to increase, our operations and our ability to execute our operating plan could be adversely affected.

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

Geopolitical issues around the world can impact macroeconomic conditions in where we operate and where we anticipate operating in the future and could have a material adverse impact on our financial results. For example, the ultimate impact of the conflict in Ukraine on fuel prices, inflation, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect global economic growth, disrupting discretionary spending habits and generally decreasing demand for our products and services, including our planned retrofit project in Germany in fiscal 2024. While we do not purchase any of our significant raw materials directly from Russia, it is a significant global producer of fuel, nickel and copper. Disruptions in the markets for those inputs could negatively impact the macroeconomy. We cannot predict the extent or duration of sanctions in response to the conflict in Ukraine, nor can we predict the effects of legislative or other governmental actions or regulatory scrutiny of Russia and Belarus, Russia's other allies or other countries with which Russia has significant trade or financial ties, including China. The conflict in Ukraine may also continue to exacerbate geopolitical tensions globally.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our consolidated financial statements or fraud. As of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls for fiscal 2023 were designed and operating effectively. However, there can be no assurance that we will not experience a material weakness in our internal control over financial reporting in the future. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud, could result in a restatement of our consolidated financial statements, and could also cause a loss of investor confidence and decline in the market price of our common stock.

The revenue growth of our EV Division ultimately depends on consumers’ willingness to adopt electric vehicles in a market which is still in its early stages.

The growth of our EV Division is highly dependent upon the adoption by consumers of EVs, and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broader market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, specifically EVs, include:

●

perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

●	concerns regarding the stability of the electrical grid;

●	improvements in the fuel economy of the internal combustion engine;

●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and

●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles.

The influence of any of the factors described above may negatively impact the widespread consumer adoption of EVs, which could materially and adversely affect our EV Division business, operating results, financial condition and prospects.

Our business was, and could again in the future be, negatively impacted by the COVID-19 pandemic.

The COVID-19 pandemic disrupted business, trade, commerce, financial and credit markets in the United States and globally. Our business was adversely impacted by measures taken by customers, suppliers, government entities and others to control the spread of the virus beginning in March 2020, the last few weeks of our fiscal 2020, and continuing most significantly into the second quarter of fiscal 2021. During the third quarter of fiscal 2021, we experienced a rebound in business, with a full quarter of project installations for our largest customer, as well as installations for a new large specialty retail customer, and no significant COVlD-19 impacts. However, some customers continue to refrain from awarding new projects and potential future risks remain due to the COVID-19 pandemic. If the COVID-19 pandemic experiences a resurgence in markets recovering from the spread of COVID-19, or if another significant natural disaster or pandemic were to occur in the future, our results of operation would likely be materially adversely affected.

Financial Risks

Our existing liquidity and capital resources may not be sufficient to allow us to effectively pursue our evolving growth strategies, complete potential acquisitions or otherwise fund or sustain our growth initiatives.

Our existing liquidity and capital resources may not be sufficient to allow us to effectively pursue our evolving growth strategies, complete potential acquisitions or otherwise fund or sustain our growth initiatives. If we require additional capital resources, we may not be able to obtain sufficient equity capital and/or debt financing on acceptable terms or conditions, or at all. Factors affecting the availability to us of additional equity capital or debt financing on acceptable terms and conditions, or in sufficient amounts, include:

•
Our operating loss in fiscal 2023;
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

We do not have major sources of recurring revenue and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The reduction of revenue from our prior most significant customer has had, and the loss of other significant customers or a major customer would likely have, a materially adverse effect on our results of operations, financial condition and cash flows.

We do not have any significant long-term contracts with our customers that provide us with recurring revenue from period to period. We currently generate a substantial portion of our revenue by securing large retrofit and multi-facility roll-out projects from new and existing customers. As a result, our dependence on individual key customers can vary from period to period due to the significant size of some of our retrofit and multi-facility roll-out projects. Our top 10 customers accounted for approximately 48.9%, 69.4% and 80.0% respectively, of our total revenue for fiscal 2023, 2022 and 2021. In fiscal 2021, one customer accounted for 56.0% of our total revenue compared to 49.1% in fiscal 2022 and in fiscal 2023, this customer accounted for 16.2% of our total revenue. In fiscal 2024, we expect our customer concentration will continue at the approximate level experienced in fiscal 2023. The reduction in revenue from this customer over the past three fiscal years has had a material adverse effect on our results of operations, financial condition and cash flows. While we continue to try to diversify and expand our customer base, there can be no assurance we will be successful doing so. We expect large retrofit and rollout projects to continue to remain a significant component of our total revenue.

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

Our net operating loss carry-forwards provide a future benefit only if we regain sustained profitability and may be subject to limitation based upon ownership changes.

We have significant federal net operating loss carry-forwards and state net operating loss carry-forwards. If we are unable to regain sustained profitability, we will not be able to fully utilize these tax benefits. Furthermore, generally a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry-forwards attributable to the period prior to such change. As a result, our ability to use our net operating loss carry-forwards attributable to the period prior to such ownership change to offset taxable income could be subject to limitations in a particular year, which could potentially result in our increased future tax liability.

We experienced a net loss in fiscal 2023 and, until fiscal 2020, we had a history of losses and negative cash flow. We may be unable to regain sustained profitability and positive cash flows in the future.

We experienced a net loss in fiscal 2023, and prior to fiscal 2020, we experienced net losses and negative cash flows for the prior five fiscal years. There is no guarantee that we will be able to regain or sustain profitability and positive cash flows in the future. Our inability to successfully regain or sustain our profitability and positive cash flows could materially and adversely affect our ability to pursue our evolving strategies and growth initiatives.

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

Our evolving business strategies may include exploring potential acquisitions, including potential acquisitions that could significantly change, or even transform, the nature of our business. These potential acquisitions could be unsuccessful or consume significant resources, which could materially adversely affect our results of operations, financial condition and cash flows.

We may explore additional potential business acquisitions which could more quickly add expanded and different capabilities to our product and services offerings, including potential acquisitions that could significantly change, or even transform, the nature of our business. There can be no assurance that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Similarly, there can be no assurance that our recently completed acquisitions will be successful. Acquisitions may involve significant cash expenditures, debt incurrence, stock issuances, operating losses and expenses that would otherwise be directed to investments in our existing business and could have a material adverse effect on our financial condition, results of operations and cash flows. To pursue acquisitions and other strategic transactions, we may need to raise additional debt and/or equity capital in the future, which may not be available on acceptable terms, in sufficient amounts or at all. In addition, we may issue new shares of our common stock as consideration in such transactions, which may have a dilutive impact on our existing shareholders and may also result in a reduction in the market price of our shares once those newly issued shares are resold in the market. In addition, acquisitions involve numerous other risks, including:

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

The gross margins of our products can vary significantly, with margins ranging from 10% to 50%. While we continue to implement our strategy of transitioning to higher-margin products and reducing the material cost of our products, a change in the total mix of our sales toward lower margin products, a decrease in the margins on our products as a result of competitive pressures driving down the average selling price of our products, lower sales volumes, and promotional programs to increase sales volumes could reduce our profitability and result in a material adverse effect on our results of operations, financial condition and cash flows. Furthermore, the average selling price of our products has been, and may be further, negatively impacted by market over-supply conditions, product feature cannibalization by competitors or component providers, low-cost non-traditional sales methods by new market entrants, and comparison of our retrofit fixture products with replacement lamp equivalents. While we have previously implemented general price increases applicable to many new product orders, there is no assurance that such price increases will be accepted by our customers or succeed in increasing the average selling price of our products. In our highly competitive lighting industry, we must be able to innovate and release new products on a regular basis with features and benefits that generate increases in our average selling price and average gross margin. There can be no assurance we will be successful in achieving these goals.

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

The United States government has, from time to time, implemented various monetary, regulatory, and trade importation restraints, penalties, and tariffs. Certain sourced finished products and certain of the components used in our products have been impacted by tariffs imposed on China imports. Our efforts to mitigate the impact of added costs resulting from these government actions include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. If we are unable to successfully mitigate the impacts of these tariffs and other trade policies, our results of operations may be adversely affected. Any future policy changes that may be implemented by the current or future United States administration could have a negative consequence on our financial performance.

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

Actual and perceived changes in governmental budget priorities, and future potential government shutdowns, could adversely affect our results of operations, financial condition and cash flows. Certain government agencies purchase certain products and services directly from us. When the government changes budget priorities, such as in times of war, financial crisis, or a changed administration, or reallocates spending to areas unrelated to our business, our results of operations, financial condition and cash flows can be negatively impacted. For example, demand and payment for our products and services may be affected by public sector budgetary cycles, funding authorizations or rebates. Funding reductions or delays, including delays caused by political gridlock, and future potential government shutdowns, could negatively impact demand and payment for our products and services. If any of these events occur, our results of operations, financial condition and cash flows could be materially adversely affected.

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

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The trading price of our common stock has ranged from $1.45 to $2.94 per share during the period from April 1, 2022 to March 31, 2023. The market price of our common stock could be impacted due to a variety of factors, including:

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

We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our leased Manitowoc manufacturing and distribution facility, of which we sub-lease a portion to third parties. We also lease approximately 10,500 square feet of office space in Jacksonville, Florida, 5,375 square feet in Lawrence, Massachusetts and 9,180 square feet of office space in Pewaukee, Wisconsin.

The Manitowoc and Jacksonville facilities noted above are utilized by all our business segments, the Lawrence facility by our EV Division and the Pewaukee facility by our Orion Services Group Division.

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

Shareholders

As of May 31, 2023, there were approximately 160 record holders of the 32,295,408 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under our 2004 Stock and Incentive Awards Incentive Plan, and our 2016 Omnibus Incentive Plan as of March 31, 2023.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuances Under the 2016 Omnibus Incentive Plan Plans (1)
Equity Compensation plans approved by security holders	816,590	$2.41	545,146
Equity Compensation plans not approved by security holders	—	—	—
Total	816,590	$2.41	545,146

(1)
Excludes shares reflected in the column titled “Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares”.

Issuer Purchase of Equity Securities

We did not purchase shares of our common stock during the fiscal year ended March 31, 2023.

Unregistered Sales of Securities

We did not make any unregistered sales of our common stock during the year ended March 31, 2023 that were not previously disclosed in a Quarterly Report on Form 10-Q or a current report on Form 8-K during such period.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2023. See also “Forward-Looking Statements” and Item 1A “Risk Factors”.

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, project engineering, energy project management design and maintenance services and electric vehicle (“EV”) charging infrastructure solutions. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior LED lighting systems and related services. Our products are targeted for applications in primary market segments: commercial office and retail, area lighting, industrial applications and government, although we do sell and install products into other markets. Our services consist of turnkey installation and system maintenance. Virtually all of our sales occur within North America.

Our lighting products consist primarily of LED lighting fixtures, many of which include IoT enabled control systems. Our principal lighting customers include large national account end-users, federal and state government facilities, large regional account end-users, electrical distributors, electrical contractors and energy service companies (“ESCOs”). Currently, most of our lighting products are manufactured at our leased production facility located in Manitowoc, Wisconsin, although as the LED and related IoT market continues to evolve, we are increasingly sourcing products and components from third parties in order to provide versatility in our product development.

We differentiate ourselves from our competitors through offering comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021 which enables us to support a lifetime business relationship with our customer (which we call “Customers for Life”). We completed the acquisition of Voltrek on October 5, 2022, which is intended to further expand our turnkey services capabilities as well as capitalize on the rapidly growing market for EV charging solutions. We completed the Stay-Lite Lighting acquisition on January 1, 2022, which is intended to further expand our maintenance services capabilities.

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

In fiscal 2022, we continued to successfully capitalize on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, as we continued a very large project for a major national account. As a result of this success, we have begun to evolve our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This further expansion of our products and services includes pursuing projects to develop recurring revenue streams, including providing lighting and electrical maintenance services and utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We also are pursuing the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers. While we currently intend to primarily pursue these expansion strategies organically, we also may explore potential additional business acquisitions, like our acquisition of Stay-Lite Lighting and Voltrek, which have more quickly added these types of expanded and different capabilities to our product and services offerings.

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

Our fiscal year ends on March 31. We refer to our just completed fiscal year, which ended on March 31, 2023, as "fiscal 2023", and our prior fiscal years which ended on March 31, 2022 and March 31, 2021 as "fiscal 2022" and “fiscal 2021”, respectively. Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. We have four reportable segments: Orion Services Group Division ("OSG"), Orion Distribution Services Division ("ODS"), Orion U.S. Markets Division (“USM”) and Orion Electric Vehicle Charging Division (“EV Division”).

Selected Financial Data

The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2023	2022	2021	2020	2019
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$57,210	$91,889	$87,664	$113,352	$56,261
Service revenue	20,173	32,494	29,176	37,489	9,493
Total revenue	77,383	124,383	116,840	150,841	65,754
Cost of product revenue (1) (2) (7)	42,979	65,249	63,233	83,588	44,111
Cost of service revenue (1) (3) (7)	16,893	25,222	23,483	30,130	7,091
Total cost of revenue	59,872	90,471	86,716	113,718	51,202
Gross profit	17,511	33,912	30,124	37,123	14,552
General and administrative expenses (1) (4) (7)	19,487	11,680	11,262	11,184	10,231
Acquisition related costs	765	512	—	—	—
Sales and marketing expenses (1) (5) (7)	11,392	11,628	10,341	11,113	9,104
Research and development expenses (1) (7)	1,852	1,701	1,685	1,716	1,374
(Loss) income from operations	(15,985)	8,391	6,836	13,110	(6,157)
Other income	—	1	56	28	80
Interest expense	(339)	(80)	(127)	(279)	(493)
Amortization of debt issue costs	(73)	(62)	(157)	(243)	(101)
Loss on debt extinguishment	—	—	(90)	—	—
Dividend and interest income	34	—	—	5	11
(Loss) income before income tax	(16,363)	8,250	6,518	12,621	(6,660)
Income tax expense (benefit) (6)	17,978	2,159	(19,616)	159	14
Net (loss) income	$(34,341)	$6,091	$26,134	$12,462	$(6,674)
Net (loss) income per share attributable to common shareholders:
Basic	$(1.08)	$0.20	$0.85	$0.41	$(0.23)
Diluted	$(1.08)	$0.19	$0.83	$0.40	$(0.23)
Weighted-average shares outstanding:
Basic	31,704	31,018	30,635	30,105	29,430
Diluted	31,704	31,295	31,304	30,965	29,430

(1)
Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021	2020	2019
	(in thousands)
Cost of product revenue	$4	$5	$4	$3	$2
Cost of service revenue	—	—	—	(1)	3
General and administrative expenses	1,596	793	716	576	764
Sales and marketing expenses	8	12	29	38	54
Research and development expenses	4	3	4	2	2
Total stock-based compensation expense	$1,612	$813	$753	$618	$825
(2)
Fiscal 2020 includes expenses of $0.1 million related to restructuring.
(3)
Fiscal 2020 includes expenses of $0.1 million related to restructuring.
(4)
Fiscal 2020 includes expenses of $28 thousand related to restructuring.
(5)
Fiscal 2020 includes expenses of $0.2 million related to restructuring.
(6)
Fiscal 2021 includes tax benefit of $20.9 million related to the release of the valuation allowance on deferred tax assets. Fiscal 2023 includes tax expense of $17.8 million related to the recording of the valuation allowance on deferred tax assets.

(7)
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

Fiscal 2024 Outlook

In fiscal 2024, we plan on focusing on the following initiatives:

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

Continued Product Innovation. We continue to innovate, developing lighting fixtures and features that address specific customer requirements, while also working to maintain a leadership position in energy efficiency, smart product design and installation benefits. For interior building applications, we recently expanded our product line to include a family of ceiling air movement solutions, some of which incorporate LED lighting and others which utilize ultraviolet C light waves to kill viruses, bacteria and germs. We also continue to deepen our capabilities in the integration of smart lighting controls. Orion is launching a new line of exterior products in FY’24 Q2 designed to increase sales and market share in the application market. Our goal is to provide state-of-the-art lighting products with modular plug-and-play designs to enable lighting system customization from basic controls to advanced IoT capabilities.

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

Grow EV Charging Installation Business. We acquired Voltrek, a turnkey EV charging installation business, in fiscal 2023. We believe there are significant growth opportunities in Voltrek’s existing east coast geographic market, as well as on a national basis. We plan to focus our growth plans on maximizing the initial positive momentum realized in fiscal 2023 from our Voltrek acquisition and on cross selling our EV charging solutions into our historical market channels and customers.

Recent Acquisitions

Acquisition of Voltrek

Effective on October 5, 2022, we acquired all of the outstanding membership interests of Voltrek LLC, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. The initial purchase price consisted of $5.0 million cash and $1.0 million of stock. We will also pay an additional $3.0 million based on Voltrek's performance in fiscal 2023 and could pay up to an additional $3.5 million and $7.15 million in compensatory consideration if Voltrek exceeds certain earnings targets in fiscal 2024 and 2025, respectively. The acquisition was funded from existing cash and credit resources and has been operating as Voltrek, a division of Orion Energy Systems.

Acquisition of Stay-Lite Lighting

Effective on January 1, 2022, we acquired all of the issued and outstanding capital stock of Stay-Lite Lighting, a nationwide lighting and electrical maintenance service provider, for a cash purchase price of $4.0 million. The acquisition was funded from existing cash resources. Stay-Lite Lighting has been operating as Stay-Lite, an Orion Energy Systems business. The acquisition accelerates the growth of our maintenance services offerings through our Orion Services Group, which provides lighting and electrical services to customers. Our fiscal 2023 results included a full year of operations of Stay-Lite Lighting.

Replacing Reduced Revenue from Primary Customer

In fiscal 2023, one customer accounted for 16.2% of our total revenue. In fiscal 2022, that same customer accounted for 49.1% of our total revenue, and in fiscal 2021, this same customer accounted for 56.0% of our total revenue. In fiscal 2024, we expect that our customer concentration will continue at the approximate level experienced in fiscal 2023. We continue to attempt to diversify our customer base by expanding our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market, in order to replace this reduced level of revenue from our prior most significant customer.

Results of Operations: Fiscal 2023 versus Fiscal 2022

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2023	2022		2023	2022
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$57,210	$91,889	(37.7)%	73.9%	73.9%
Service revenue	20,173	32,494	(37.9)%	26.1%	26.1%
Total revenue	77,383	124,383	(37.8)%	100.0%	100.0%
Cost of product revenue	42,979	65,249	(34.1)%	55.5%	52.5%
Cost of service revenue	16,893	25,222	(33.0)%	21.8%	20.3%
Total cost of revenue	59,872	90,471	(33.8)%	77.4%	72.7%
Gross profit	17,511	33,912	(48.4)%	22.6%	27.3%
General and administrative expenses	19,487	11,680	66.8%	25.2%	9.4%
Acquisition related costs	765	512	49.4%	1.0%	0.4%
Sales and marketing expenses	11,392	11,628	(2.0)%	14.7%	9.3%
Research and development expenses	1,852	1,701	8.9%	2.4%	1.4%
(Loss) income from operations	(15,985)	8,391	NM	(20.7)%	6.7%
Other income	—	1	NM	0.0%	0.0%
Interest expense	(339)	(80)	(323.8)%	(0.4)%	(0.1)%
Amortization of debt issue costs	(73)	(62)	(17.7)%	(0.1)%	(0.0)%
(Loss) income before income tax	(16,363)	8,250	NM	(21.1)%	6.6%
Income tax expense	17,978	2,159	NM	23.2%	1.7%
Net (loss) income	$(34,341)	$6,091	NM	(44.4)%	4.9%

* NM = Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased by 37.7%, or $34.7 million, for fiscal 2023 versus fiscal 2022. Service revenue decreased by 37.9%, or $12.3 million, for fiscal 2023 versus fiscal 2022. The decrease in product revenue was primarily due to the completion of a significant project for our largest customer and delays in the commencement of certain projects partially offset by revenue associated with the Stay-Lite and Voltrek acquisitions. The decrease in service revenue was primarily due to the completion of the significant project for our largest customer partially offset by revenue association with the acquisition of Stay-Lite and Voltrek. Cost of product revenue decreased by 34.1%, or $22.3 million, in fiscal 2023 versus the comparable period in fiscal 2022. Cost of service revenue decreased by 33.0%, or $8.3 million, in fiscal 2023 versus fiscal 2022. The decreases were primarily because of decreases in revenue described above. Gross margin decreased to 22.6% of revenue in fiscal 2023 from 27.3% in fiscal 2022, due primarily to lower absorption of fixed costs on reduced revenue volume.

Operating Expenses

General and Administrative. General and administrative expenses increased 66.8%, or $7.8 million, in fiscal 2023 compared to fiscal 2022. This comparative increase was primarily due to the acquisition of Stay-Lite Lighting and Voltrek, which included $4.0 million for compensatory Voltrek earn-out payments. In addition, there were lower employment costs in fiscal 2022 as a result of COVID-19 related actions and the payroll tax credit.

Acquisition Related Costs. In fiscal 2023, we incurred acquisition costs of $0.8 million, primarily relating to the Voltrek acquisition. In fiscal 2022, we incurred acquisition expenses of $0.5 million relating to the acquisition of Stay-Lite Lighting.

Sales and Marketing. Our sales and marketing expenses decreased 2.0%, or $0.2 million, in fiscal 2023 compared to fiscal 2022. The decrease was primarily due to an decrease in commission expense on lower sales partially offset by expenses associated with the Stay-Lite Lighting and Voltrek businesses.

Research and Development. Research and development expenses increased 8.9%, or $0.2 million, in fiscal 2023 compared to fiscal 2022 .

Interest Expense. Interest expense in fiscal 2023 increased by $0.2 million to $0.3 million primarily because of higher borrowings on Orion’s credit facility and increased third party financing costs related to the sale of receivables.

Income Taxes. In fiscal 2023, we recognized tax expense of $18.0 million. In fiscal 2022, we recognized tax expense of $2.2 million. The fiscal 2023 expense was driven by a $17.8 million non-cash charge to increase the valuation allowance on a significant portion of our deferred tax assets. This resulted in substantially and disproportionately decreasing our reported net income and our earnings per share compared to our operating results. Historical and future comparisons to these amounts are not, and will not be, indicative of actual profitability trends for our business. Our fiscal 2022 income tax provision reflects a more normalized effective income tax rate. We do not expect to remit significant cash taxes for the next several years.

Results of Operations: Fiscal 2022 versus Fiscal 2021

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2022	2021		2022	2021
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$91,889	$87,664	4.8%	73.9%	75.0%
Service revenue	32,494	29,176	11.4%	26.1%	25.0%
Total revenue	124,383	116,840	6.5%	100.0%	100.0%
Cost of product revenue	65,249	63,233	3.2%	52.5%	54.1%
Cost of service revenue	25,222	23,483	7.4%	20.3%	20.1%
Total cost of revenue	90,471	86,716	4.3%	72.7%	74.2%
Gross profit	33,912	30,124	12.6%	27.3%	25.8%
General and administrative expenses	11,680	11,262	3.7%	9.4%	9.6%
Acquisition related costs	512	—	NM	0.4%	0.0%
Sales and marketing expenses	11,628	10,341	12.4%	9.3%	8.9%
Research and development expenses	1,701	1,685	0.9%	1.4%	1.4%
Income from operations	8,391	6,836	22.7%	6.7%	5.9%
Other income	1	56	(98.2)%	0.0%	0.0%
Interest expense	(80)	(127)	37.0%	(0.1)%	(0.1)%
Amortization of debt issue costs	(62)	(157)	60.5%	(0.0)%	(0.1)%
Loss on debt extinguishment	—	(90)	NM	0.0%	(0.1)%
Income before income tax	8,250	6,518	26.6%	6.6%	5.6%
Income tax expense (benefit)	2,159	(19,616)	NM	1.7%	(16.8)%
Net income	$6,091	$26,134	(76.7)%	4.9%	22.4%

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

Acquisition Related Costs. In fiscal 2022, we incurred acquisition expenses of $0.5 million relating to the acquisition of Stay-Lite Lighting.

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
Income Taxes. In fiscal 2022, we recognized a tax expense of $2.2 million. In fiscal 2021, we recognized a tax benefit of $19.6 million. The benefit was driven by the release of the valuation allowance on a significant portion of our deferred tax assets. This resulted in substantially and disproportionately increasing our reported net income and our earnings per share compared to our operating results. Historical and future comparisons to these amounts are not, and will not be, indicative of actual profitability trends for our business. Our fiscal 2022 income tax provision reflects a more normalized effective income tax rate. We do not expect to remit significant cash taxes for the next several years.

Orion Services Group Division

Our OSG segment (a) develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems and (b) provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities. OSG provides engineering, design and lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers.

The following table summarizes our OSG segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Revenues	$38,002	$82,568	$84,243
Operating (loss) income	$(6,982)	$6,462	$7,472
Operating margin	(18.4)%	7.8%	8.9%

Fiscal 2023 Compared to Fiscal 2022

OSG segment revenue decreased in fiscal 2023 by 54.0%, or $44.6 million, and operating income decreased $13.4 million to an operating loss, compared to fiscal 2022, due to an overall reduction in project volume performed for our largest customer, partially offset by revenue from the acquisition of Stay-Lite Lighting. This decrease led to a corresponding operating loss in this segment, as a result of decreased absorption of fixed costs.

Fiscal 2022 Compared to Fiscal 2021

OSG segment revenue decreased in fiscal 2022 by 2.0%, or $1.7 million, and operating income decreased by 13.5%, or $1.0 million, compared to fiscal 2021, due to an overall reduction in project volume performed for our largest customer, partially offset by revenue from the acquisition of Stay-Lite Lighting.

Orion Distribution Services Division

Our ODS segment focuses on selling lighting products through manufacturer representative agencies and a network of North American broadline and electrical distributors and contractors.

The following table summarizes our ODS segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Revenues	$15,395	$22,209	$21,122
Operating (loss) income	$(186)	$3,114	$2,430
Operating margin	(1.2)%	14.0%	11.5%

Fiscal 2023 Compared to Fiscal 2022

ODS segment revenue decreased $6.8 million, or 30.7%, and operating income decreased $3.3 million, or 106.0%, in fiscal 2023 compared to fiscal 2022 primarily due to reduced sales to a large global on-line retailer. Operating income in this segment decreased as a result of increased allocation of corporate costs.

Fiscal 2022 Compared to Fiscal 2021

ODS segment revenue in fiscal 2022 increased 5.1%, or $1.1 million, compared to fiscal 2021, primarily due to sales to a more diversified customer base. This sales increase led to a corresponding increase in operating income in this segment based on operating leverage.

Orion U.S. Markets Division

Our USM segment sells commercial lighting systems and energy management systems to the wholesale contractor markets. USM customers include ESCOs and contractors.

The following table summarizes our USM segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Revenues	$17,710	$19,606	$11,475
Operating income	$1,605	$3,963	$1,683
Operating margin	9.1%	20.2%	14.7%

Fiscal 2023 Compared to Fiscal 2022

USM segment revenue decreased $1.9 million, or 9.7%, and operating income decreased by $2.4 million, or 59.5%, in fiscal 2023 compared to fiscal 2022, primarily due to a less diversified customer base. Operating income in this segment decreased as a result of lower revenue and increased allocation of corporate costs.

Fiscal 2022 Compared to Fiscal 2021

USM segment revenue increased $8.1 million, or 70.9%, and operating income increased by $2.3 million, or 135.5%, in fiscal 2022 compared to fiscal 2021, primarily due to the impact of COVID-19 on fiscal 2021 and an increased focus on sales opportunities in this segment.

Orion EV Charging Division

We acquired Voltrek effective October 5, 2022, upon which it became an additional reporting segment. The results shown below are since the acquisition date and include the accrual of compensatory earn-out payments. Absent allocations and earn-out payment expenses, the EV Division had a positive effect on our consolidated earnings in fiscal 2023.

The following table summarizes our EV Division operations results (dollars in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Revenues	$6,275	$—	$—
Operating (loss)	$(4,133)	$—	$—
Operating margin	(65.9)%	—	—

EV Division revenue generated by Voltrek in fiscal 2023 was $6.3 million. Operating loss in this segment was primarily a result of $4.0 million earn-out expense included in general and administrative costs.

Liquidity and Capital Resources

Overview

We had $16.0 million in cash and cash equivalents as of March 31, 2023, compared to $14.5 million at March 31, 2022. Our cash position increased primarily as a result of a $10.0 million draw made on our Credit Facility, together with positive changes in working capital changes, partially offset by the results of our operations and the funding of our acquisition of Voltrek.

As of March 31, 2023, our borrowing base supported $17.3 million of availability under our Credit Facility, with $10.0 million drawn against that availability. As of March 31, 2022, no amounts were borrowed under the Credit Facility.

Additional information on our Credit Agreement can be found in the “Indebtedness” section located below.

In March 2023, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we currently have the flexibility to publicly offer and sell from time to time up to $100 million of debt and/or equity securities. The filing of the shelf registration statement may help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.

In March 2021, we entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which we may offer and sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time through or to the Agent, acting as sales agent or principal. No share sales have yet been effected pursuant to the ATM program through March 31, 2023.

We also are exploring various alternative sources of liquidity to help ensure that we will have the best allocation of investing capital to satisfy our working capital needs.

Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost containment, working capital management, capital expenditures. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements during the next 12 months and beyond based on our current cash flow forecast, there can be no assurance to that effect. If we experience significant liquidity constraints, we may be required to issue equity or debt securities, reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.

Cash Flows

The following table summarizes our cash flows for our fiscal 2023, fiscal 2022 and fiscal 2021:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(in thousands)
Operating activities	$(2,291)	$(113)	$1,729
Investing activities	(6,195)	(4,918)	(946)
Financing activities	10,012	104	(10,141)
Increase (decrease) in cash and cash equivalents	$1,526	$(4,927)	$(9,358)

Cash Flows Related to Operating Activities. Cash provided by (used in) operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for fiscal 2023 was $2.3 million and consisted of our net loss of $34.3 million adjusted for non-cash expense items and net cash used in changes in operating assets of $32.1 million, the largest of which was a $17.8 million decrease in deferred income tax assets as a result of the valuation allowance.

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

Cash Flows Related to Investing Activities. Cash used in investing activities in fiscal 2023 was $6.2 million and consisted primarily of the $5.6 million acquisition of Voltrek and $0.6 million purchases of property and equipment.

Cash used in investing activities in fiscal 2022 was $4.9 million and consisted primarily of the $4.0 million acquisition of Stay-Lite Lighting, and an investment of a non-controlling equity stake in ndustrial, Inc. of $0.5 million and purchases of property and equipment.

Cash used in investing activities in fiscal 2021 was $0.9 million and consisted primarily of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities in fiscal 2023 was $10.0 million which consisted of proceeds from the revolving credit facility.

Cash provided by financing activities in fiscal 2022 was $0.1 million.

Cash used in financing activities in fiscal 2021 was $10.1 million. This cash used consisted primarily of a net payment of $10.0 million under our Credit Facility.

Working Capital

Our net working capital as of March 31, 2023 was $25.9 million, consisting of $50.4 million of current assets and $24.5 million of current liabilities. Our net working capital as of March 31, 2022 was $32.9 million, consisting of $51.2 million in current assets and $18.4 million in current liabilities. The change was primarily due to decreases in inventory and collection of the employee retention tax credit plus increases in accounts payable, accrued expenses and accounts receivable.

Our net working capital as of March 31, 2021 was $26.2 million, consisting of $56.5 million in current assets and $30.4 million in current liabilities. The increase in our working capital from the fiscal 2021 year-end was primarily due to an overall reduction in project volume performed for our largest customer and partially offset by the acquisition of Stay-Lite Lighting.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Because of recent supply chain challenges, we have been making additional incremental inventory purchases. Our accounts receivables, inventory and payables may increase to the extent our revenue and order levels increase

Indebtedness

Revolving Credit Agreement

Our Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2023, the borrowing base supported approximately $17.3 million of availability under the Credit Facility with $10.0 million drawn against that availability. As of March 31, 2022, no amounts were borrowed under the Credit Facility.

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

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.7 million in fiscal 2023, $0.5 million in fiscal 2022 and $0.9 million in fiscal 2021. Our capital spending plans predominantly consist of investments related to maintenance fleet vehicles, new product development tooling and equipment and information technology systems, exclusive of any capital spending for potential acquisitions. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our Credit Facility.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, collectability of receivables, stock-based compensation, warranty reserves and income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting estimates is set forth below.

Revenue Recognition. We recognize revenue in accordance with the guidance in “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) when control of the goods or services being provided (which we refer to as a performance obligation) is transferred to a customer at an amount that reflects the consideration we expect to receive in exchange for those goods or services. The amount of expected consideration includes estimated deductions and early payment discounts calculated based on historical experience, customer rebates based on agreed upon terms applied to actual and projected sales levels over the rebate period, and any amounts paid to customers in conjunction with fulfilling a performance obligation.

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

Revenue from the maintenance offering that includes both the sale of Orion manufactured or sourced product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Consolidated Statement of Operations. .

The sale of installation and services related to the EV charging business is presented in Service revenue. Revenue from the EV segment that includes both the sale of product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Consolidated Statement of Operations.

Inventories. We review our inventory for obsolescence. If the net realizable value, which is based upon the estimated selling price, less estimated costs of completion, disposal, and transportation, falls below cost, then the inventory value is reduced to its net realizable value. Our inventory obsolescence reserves at March 31, 2023 were $1.8 million, or 8.9% of gross inventory, and $2.1 million, or 9.5% of gross inventory, at March 31, 2022.

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

As of December 31, 2022, due to a change in our forecast, a triggering event occurred requiring us to evaluate the long-lived assets in its enterprise asset group for impairment. The enterprise asset group includes the corporate assets that support the revenue producing activities of other asset groups. We performed the recoverability test for the asset group by comparing its carrying value to the group’s expected future undiscounted cash flows. We concluded that the undiscounted cash flows of the long-lived asset group exceeded its carrying value. As such the asset group was deemed recoverable and no impairment was recorded.

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

Indefinite Lived Intangible Assets and Goodwill. We test indefinite lived intangible assets and goodwill for impairment at least annually on the first day of our fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. Our annual impairment test may begin with a qualitative test to determine whether it is more likely than not that an indefinite lived intangible asset's carrying value is greater than its fair value. If our qualitative assessment reveals that asset impairment is more likely than not, we perform a quantitative impairment test by comparing the fair value of the indefinite lived intangible asset to its carrying value. Alternatively, we may bypass the qualitative test and initiate impairment testing with the quantitative impairment test.

We performed a qualitative assessment in conjunction with our annual impairment test of our indefinite lived intangible assets and goodwill as of January 1, 2023. These qualitative assessments considered our operating results for the first nine months of fiscal 2023 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2023 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

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

Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. Prior to fiscal 2021, we recorded a full valuation allowance against our net federal and net state deferred tax assets due to our cumulative three-year taxable losses. During fiscal 2021, we reduced our valuation allowance on the basis of our reassessment of the amount of our deferred tax assets that are more likely than not to be realized. During fiscal 2023, we reestablished a full valuation allowance on our net deferred tax assets due to end of the period of sustained profitability. In making these determinations, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.

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

As of March 31, 2023, we had net operating loss carryforwards of approximately $71.4 million for federal tax purposes, $66.1 million for state tax purposes, and $0.8 million for foreign tax purposes. As of the fiscal 2018, this amount is inclusive of the entire loss carryforward on the filed returns.

We also had federal tax credit carryforwards of $1.3 million and state tax credit carryforwards of $0.3 million, which are reserved for as part of our valuation allowance. Of these tax attributes, $19.7 million of the federal and state net operating loss carryforwards are not subject to time restrictions on use but may only be used to offset 80% of future adjusted taxable income. The $120.2 million net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2023 and 2033.

We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2023, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.

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

As of March 31, 2023, we had $10 million of outstanding debt with floating interest rates.

Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. During fiscal 2023, we have experienced commodity price increases; however, as of the date of this report, we are not able to predict the future impact of on this risk. A hypothetical additional 20% increase in aluminum prices would have had a negative impact of $0.7 million on our net income in fiscal 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets

As described in Note 13 to the Company’s consolidated financial statements, during the year ended March 31, 2023, the Company recorded approximately $17.8 million in valuation allowance on a significant portion of its deferred tax assets. In evaluating the realizability of deferred tax assets, the available positive and negative evidence, including projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance are considered.

We identified the Company’s evaluation of the realizability of deferred tax assets as a critical audit matter. Significant management judgments are required in evaluating and weighing the collective positive and negative evidence that are used to assess the realizability of deferred tax assets, which include various assumptions surrounding projected future taxable (loss) income. Auditing these elements involved complex and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the Company’s ability to generate future taxable income and utilize the deferred tax assets by evaluating the forecast of future revenue, gross profit, and operating expenses that support pre-tax book (loss) income using the Company’s historical performance.

•
Utilizing personnel with specialized knowledge and skill in taxes to assist in the evaluation of the Company’s assessment of positive and negative evidence, and whether the estimated future sources of taxable income were sufficient to utilize the deferred tax assets in the relevant time period.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Milwaukee, Wisconsin

June 12, 2023

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,
	2023	2022
Assets
Cash and cash equivalents	$15,992	$14,466
Accounts receivable, net	13,728	11,899
Revenue earned but not billed	1,320	2,421
Inventories, net	18,205	19,832
Prepaid expenses and other current assets	1,116	2,631
Total current assets	50,361	51,249
Property and equipment, net	10,470	11,466
Goodwill	1,484	350
Other intangible assets, net	6,004	2,404
Deferred tax assets	—	17,805
Other long-term assets	3,260	3,543
Total assets	$71,579	$86,817
Liabilities and Shareholders’ Equity
Accounts payable	$13,405	$9,855
Accrued expenses and other	10,552	8,427
Deferred revenue, current	480	76
Current maturities of long-term debt	17	16
Total current liabilities	24,454	18,374
Revolving credit facility	10,000	—
Long-term debt, less current maturities	3	19
Deferred revenue, long-term	489	564
Other long-term liabilities	3,384	2,760
Total liabilities	38,330	21,717
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2023 and 2022; no shares issued and outstanding at March 31, 2023 and 2022	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2023 and 2022; shares issued: 41,767,092 and 40,570,909 at March 31, 2023 and 2022; shares outstanding: 32,295,408 and 31,097,872 at March 31, 2023 and 2022	—	—
Additional paid-in capital	160,907	158,419
Treasury stock: 9,471,684 and 9,473,037 common shares at March 31, 2023 and 2022	(36,237)	(36,239)
Retained deficit	(91,421)	(57,080)
Total shareholders’ equity	33,249	65,100
Total liabilities and shareholders’ equity	$71,579	$86,817

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2023	2022	2021
Product revenue	$57,210	$91,889	$87,664
Service revenue	20,173	32,494	29,176
Total revenue	77,383	124,383	116,840
Cost of product revenue	42,979	65,249	63,233
Cost of service revenue	16,893	25,222	23,483
Total cost of revenue	59,872	90,471	86,716
Gross profit	17,511	33,912	30,124
Operating expenses:
General and administrative	19,487	11,680	11,262
Acquisition related costs	765	512	—
Sales and marketing	11,392	11,628	10,341
Research and development	1,852	1,701	1,685
Total operating expenses	33,496	25,521	23,288
Income from operations	(15,985)	8,391	6,836
Other income (expense):
Other income	—	1	56
Interest expense	(339)	(80)	(127)
Amortization of debt issue costs	(73)	(62)	(157)
Loss on debt extinguishment	—	—	(90)
Interest income	34	—	-
Total other expense	(378)	(141)	(318)
Income before income tax	(16,363)	8,250	6,518
Income tax expense (benefit)	17,978	2,159	(19,616)
Net (loss) income	$(34,341)	$6,091	$26,134
Basic net (loss) income per share attributable to common shareholders	$(1.08)	$0.20	$0.85
Weighted-average common shares outstanding	31,703,712	31,018,356	30,634,553
Diluted net (loss) income per share	$(1.08)	$0.19	$0.83
Weighted-average common shares and share equivalents outstanding	31,703,712	31,294,573	31,303,727

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2020	30,265,997	$156,503	$(36,163)	$(89,305)	$31,035
Exercise of stock options for cash	99,000	229	—	—	229
Shares issued under Employee Stock Purchase Plan	1,146	—	7	—	7
Stock-based compensation	450,481	753	—	—	753
Employee tax withholdings on stock-based compensation	(11,324)	—	(84)	—	(84)
Net income	—	—	—	26,134	26,134
Balance, March 31, 2021	30,805,300	157,485	(36,240)	(63,171)	58,074
Exercise of stock options for cash	31,845	121	—	—	121
Shares issued under Employee Stock Purchase Plan	1,617	—	6	—	6
Stock-based compensation	260,014	813			813
Employee tax withholdings on stock-based compensation	(904)	—	(5)	—	(5)
Net income	—	—	—	6,091	6,091
Balance, March 31, 2022	31,097,872	158,419	(36,239)	(57,080)	65,100
Issuance of common stock for acquisition	620,067	800	—	—	800
Issuance of stock and shares for services	12,848	22	—	—	22
Exercise of stock options for cash	26,646	54	—	—	54
Shares issued under Employee Stock Purchase Plan	2,274	—	4		4
Stock-based compensation	536,622	1,612	—	—	1,612
Employee tax withholdings on stock-based compensation	(921)	—	(2)	—	(2)
Net loss		—	—	(34,341)	(34,341)
Balance, March 31, 2023	32,295,408	$160,907	$(36,237)	$(91,421)	$33,249

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Operating activities
Net (loss) income	$(34,341)	$6,091	$26,134
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,369	1,327	1,190
Amortization of intangible assets	653	227	290
Stock-based compensation	1,612	813	753
Amortization of debt issue costs	73	62	157
Loss on debt extinguishment	—	—	90
Deferred income tax benefit	17,881	1,980	(19,860)
Loss (gain) on sale of property and equipment	27	(77)	1
Provision for inventory reserves	628	623	275
Provision for bad debts	65	10	—
Other	96	26	106
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(586)	4,407	(2,384)
Revenue earned but not billed	1,426	851	(2,370)
Inventories	1,879	(420)	(5,322)
Prepaid expenses and other assets	2,017	(888)	(396)
Accounts payable	2,372	(8,125)	(2,637)
Accrued expenses and other liabilities	2,209	(6,933)	5,797
Deferred revenue, current and long-term	329	(87)	(95)
Net cash (used in) provided by operating activities	(2,291)	(113)	1,729
Investing activities
Cash to fund acquisitions, net of cash received	(5,600)	(4,012)	—
Cash paid for investment	—	(500)	—
Purchase of property and equipment	(586)	(518)	(902)
Additions to patents and licenses	(9)	(10)	(51)
Proceeds from sales of property, plant and equipment	—	122	7
Net cash used in investing activities	(6,195)	(4,918)	(946)
Financing activities
Payment of long-term debt	(15)	(14)	(35)
Proceeds from revolving credit facility	10,000	—	8,000
Payment of revolving credit facility	—	—	(18,013)
Payments to settle employee tax withholdings on stock-based compensation	(2)	(5)	(84)
Debt issue costs	(29)	(4)	(245)
Proceeds from employee equity exercises	58	127	236
Net cash provided by (used in) financing activities	10,012	104	(10,141)
Net increase (decrease) in cash and cash equivalents	1,526	(4,927)	(9,358)
Cash and cash equivalents at beginning of period	14,466	19,393	28,751
Cash and cash equivalents at end of period	$15,992	$14,466	$19,393
Supplemental cash flow information:
Cash paid for interest	$(346)	$(68)	$(118)
Cash paid for income taxes	$(87)	$(203)	$(175)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$—	$355
Issuance of common stock in connection with acquisition	$800	$—	$—

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion provides light emitting diode lighting systems, wireless Internet of Things enabled control solutions, project engineering, energy project management design, maintenance services and turnkey electric vehicle charging station installation services to commercial and industrial businesses, and federal and local governments, predominantly in North America.

Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion also leases office space in Jacksonville, Florida, Lawrence, Massachusetts and Pewaukee, Wisconsin.

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

Fair Value of Financial Instruments

Orion’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other, revolving credit facility and long-term debt. In addition, other long-term assets includes an equity investment of $0.5 million that is carried at cost less impairment, of which there has been no impairment as of March 31, 2023. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The carrying amounts of Orion’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments. Long-term debt and revolving credit facility are classified as Level 2 in the fair value hierarchy because of the interest rates currently available to Orion for similar obligations.

Allowance for Doubtful Accounts

Orion performs ongoing evaluations of its customers and continuously monitors collections and payments. Orion estimates an allowance for doubtful accounts based upon the aging of the underlying receivables, historical experience with write-offs and specific customer collection issues that have been identified. See Note 4 – Accounts Receivable for further discussion of the allowance for doubtful accounts.

Incentive Plan

Orion’s compensation committee approved an Executive Annual Cash Incentive Program. Based upon the results for the fiscal years ended March 31, 2023, 2022, and 2021, Orion accrued approximately $0, $0.1 million, and $0.7 million expense related to this plan, respectively.

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

Revenue from the maintenance offering that includes both the sale of Orion manufactured or sourced product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Consolidated Statement of Operations.

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

The sale of installation and services related to the EV charging business is presented in Service revenue. Revenue from the EV segment that includes both the sale of product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Consolidated Statement of Operations.

See Note 10 – Accrued Expenses and Other for a discussion of Orion’s accounting for the warranty it provides to customers for its products and services.

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

Income Taxes

Orion recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2023, Orion recognized a valuation allowance for all of its net deferred tax assets.

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

Acquisition Related Costs

Acquisition related costs includes legal fees, consulting and success fees, and other integration related costs.

Concentration of Credit Risk and Other Risks and Uncertainties

Orion’s cash is primarily deposited with one financial institution. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.

Orion purchases components necessary for its lighting products, including ballasts, lamps and LED components, from multiple suppliers. For fiscal 2023, 2022 and 2021, no supplier accounted for more than 10% of total cost of revenue.

In fiscal 2023, one customer accounted for 16.2% of revenue. In fiscal 2022, one customer accounted for 49.1% of total revenue. In fiscal 2021, one customer accounted for 56.0% of total revenue. The revenue from this customer is recorded in Orion's OSG segment.

As of March 31, 2023, one customer accounted for 10.8% of accounts receivable. As of March 31, 2022, two customers accounted for 11.8 % and 10.4 % of accounts receivable, respectively.

Recent Accounting Pronouncements

Issued: Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for Orion for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Orion does not anticipate the impact of adoption of this standard will be material on its consolidated statements of operations, cash flows, and the related footnote disclosures.

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

Disaggregation of Revenue

Orion’s Product revenue includes revenue from contracts with customers accounted for under the scope of ASC 606 and revenue which is accounted for under other guidance. For fiscal year 2023, Product revenue included $2.8 million derived from sales-type leases for light fixtures, $0.1 million derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy, and $0.1 million derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities which are not under the scope of ASC 606. All remaining Product revenue, and all Service revenue, are derived from contracts with customers as defined in ASC 606.

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

See Footnote 17 - Segment Data, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the year ended March 31, 2023 (dollars in thousands):

	Year Ended March 31, 2023			Year Ended March 31, 2022			Year Ended March 31, 2021
	Product	Services	Total	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$46,500	$7,088	$53,588	$89,827	$27,242	$117,069	$84,659	$29,081	$113,740
Maintenance Services	3,266	11,289	14,555	573	5,252	5,825	—	95	95
Electric Vehicles	4,479	1,796	6,275	—	—	—	—	—	—
Solar energy related revenues	—	—	—	42	—	42	57	—	57
Total revenues from contracts with customers	54,245	20,173	74,418	90,442	32,494	122,936	84,716	29,176	113,892
Revenue accounted for under other guidance	2,965	—	2,965	1,447	—	1,447	2,948	—	2,948
Total revenue	$57,210	$20,173	$77,383	$91,889	$32,494	$124,383	$87,664	$29,176	$116,840

Cash Flow Considerations

Material only orders are short-term in nature generally having terms of significantly less than one year. We record revenue from these contracts when the customer obtains control of those goods, which is generally consistent with the payment due date. There is not a significant impact on the nature, amount, timing, and uncertainty of revenue or cash flows based on when control transfers.

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

The payments associated with these transactions that are due during the twelve months subsequent to March 31, 2023 are included in Accounts receivable, net in Orion’s Consolidated Balance Sheets. The remaining amounts due that are associated with these transactions are included in Long-term accounts receivable in Orion’s Consolidated Balance Sheets. As of March 31, 2023, there were no such transactions included in Long-term accounts receivable.

The customer’s monthly payment obligation commences after completion of the turnkey project. Orion generally sells the receivable from the customer to a financial institution either during, or shortly after completion of, the installation period. Upon execution of the receivables purchase / sales agreement, all amounts due from the customer are included in Revenues earned but not billed on Orion’s Consolidated Balance Sheets until cash is received from the financial institution. The financial institution releases funds to Orion based on the customer’s monthly acknowledgment of the progress Orion has achieved in fulfilling its installation obligation. Orion provides the progress certifications to the financial institution one month in arrears.

The total amount received from the sales of these receivables during the twelve months ended March 31, 2023, 2022, and 2021 was $6.3 million, $2.8 million and $5.1 million, respectively. Orion’s losses on these sales aggregated to $0.1 million, $13 thousand and $0.1 million for the twelve months ended March 31, 2023, 2022, and 2021, respectively, and are included in Interest expense in the Consolidated Statements of Operations.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion contracts for turnkey installations and repairs / replacement services. Once Orion has an unconditional right to consideration under these contracts, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net. Revenue earned but not billed as of March 31, 2023 includes $0 and March 31, 2022 includes $0.5 million, respectively, which was not derived from contracts with customers and therefore not classified as a contract asset as defined by the standards. The change in contract assets is due to lower fiscal 2023 revenue and timing of project completions and invoicing. This was partially offset by the acquisition of Voltrek. As of March 31, 2023, Voltrek had $0.5 million of contract assets.

Deferred revenue, current as of March 31, 2023, includes $0.5 million of contract liabilities which represent consideration received from a new customer contract on which installation has not yet begun and Orion has not fulfilled the promises included.

Deferred revenue, long-term consists of the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by the new standards.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of March 31, 2023, and March 31, 2022 (dollars in thousands):

	March 31, 2023	March 31, 2022
Accounts receivable, net	$13,728	$11,899
Contract assets	$1,320	$1,966
Contract liabilities	$480	$—

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

	2023	2022
Accounts receivable, gross	$13,814	$11,907
Allowance for doubtful accounts	(86)	(8)
Accounts receivable, net	$13,728	$11,899

NOTE 5 — INVENTORIES

Inventories consist of raw materials and components, such as drivers, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out (FIFO) method. Orion reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding 9 to 12 months, expected demand, and other information indicating obsolescence. Orion records, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2023 and 2022, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of March 31, 2023
Raw materials and components	$9,988	$(1,094)	$8,894
Work in process	693	(135)	558
Finished goods	9,313	(560)	8,753
Total	$19,994	$(1,789)	$18,205
As of March 31, 2022
Raw materials and components	$10,781	$(1,140)	$9,641
Work in process	1,529	(267)	1,262
Finished goods	9,593	(664)	8,929
Total	$21,903	$(2,071)	$19,832

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2023, and March 31, 2022, prepaid expenses and other current assets include the following (dollars in thousands):

	March 31, 2023	March 31, 2022
Payroll tax credit	$—	$1,587
Other prepaid expenses	1,116	1,044
Total	$1,116	$2,631

During fiscal 2022, Orion recorded a $1.6 million current asset for the anticipated employee retention payroll tax credit (“payroll tax credit”), as expanded and extended by the American Rescue Plan Act of 2021. The credit was recorded as an offset to payroll expense, in accordance with IAS 20, in the following income statement categories: $0.7 million in cost of product revenue, $0.1 million in cost of service revenue, $0.3 million in general and administrative, $0.4 million in sales and marketing, and $0.1 million in research and development expenses. The refund was collected in fiscal 2023.

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

Property and equipment were comprised of the following (dollars in thousands):

	March 31, 2023	March 31, 2022
Land and land improvements	$433	$433
Buildings and building improvements	9,491	9,491
Furniture, fixtures and office equipment	7,782	7,650
Leasehold improvements	540	490
Equipment leased to customers	4,997	4,997
Plant equipment	11,234	11,130
Vehicles	720	796
Construction in progress	37	3
	35,234	34,990
Less: accumulated depreciation and amortization	(24,764)	(23,524)
Net property and equipment	$10,470	$11,466

Depreciation is recognized over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $1.4 million, $1.3 million and $1.2 million for the years ended March 31, 2023, 2022 and 2021, respectively.

Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	10-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers under Power Purchase Agreements	20 years
Plant equipment	3-10 years
Vehicles	5-7 years

No interest was capitalized for construction in progress during fiscal 2023 or fiscal 2022.

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

Assets Orion Leases from Other Parties

On January 31, 2020, Orion entered into the current lease for its primary manufacturing and distribution facility in Manitowoc, WI. The lease has a 10-year term, with the option to terminate after six years. The lease also has an option to renew for two additional successive periods of five years each. The renewal option is not in the calculation of the right of use asset or liability as the company has considered the termination option in the calculation. Orion is responsible for the costs of insurance and utilities for the facility. These costs are considered variable lease costs. The agreement is classified as an operating lease.

In February 2014, Orion entered into a multi-year lease agreement for use of office space in a multi-use office building in Jacksonville, Florida. The lease has since been extended, most recently during the first quarter of fiscal 2021, and presently terminates on June 30, 2023. Subsequent to year-end, this lease was extended for another three-year term. The agreement is classified as an operating lease.

We lease office space in Lawrence, Massachusetts. The lease presently terminates in October, 2026. The agreement is classified as an operating lease.

We also lease office space in Pewaukee, Wisconsin. The lease has an option to renew one additional period of five years. The lease presently terminates in December, 2026. The renewal option is not in the calculation of the right of use asset or liability as the company has considered the termination option in the calculation. The agreement is classified as an operating lease.

Orion has leased other assets from third parties, principally office and production equipment. The terms of our other leases vary from contract to contract and expire at various dates in the next five years.

The weighted average discount rate for Orion’s lease obligations as of March 31, 2023 is 5.4%. The weighted average remaining lease term as of March 31, 2023 is 3.0 years.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	March 31, 2023	March 31, 2022
Assets
Operating lease assets	Other long-term assets	$2,174	$2,440
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	823	768
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	1,826	2,271
Total lease liabilities		$2,649	$3,039

Orion had operating lease costs of $1.6 million for the year ended March 31, 2023. This includes short-term leases and variable lease costs, which are immaterial.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2024	$946
Fiscal 2025	949
Fiscal 2026	845
Fiscal 2027	142
Thereafter	—
Total lease payments	$2,882
Less: Interest	(233)
Present value of lease liabilities	$2,649

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

Revenues, and production and acquisition costs, associated with sales-type leases are included in Product revenue and Costs of product revenues in the Consolidated Statement of Operations. These amounts are recorded for each fixture separately based on the customer’s monthly acknowledgment that specified fixtures have been installed and are operating as specified. The execution of the acknowledgment is considered the commencement date as defined in ASC 842.

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the year ended March 31, 2023, 2022 and 2020 (dollars in thousands):

	March 31, 2023	March 31, 2022	March 31, 2021
Product revenue	$2,818	$1,169	$2,758
Cost of product revenue	2,771	1,073	2,512

The Consolidated Balance Sheet as of March 31, 2023 does not include a net investment in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were transferred to the financing institution prior to the respective balance sheet dates.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and were not material in the years ended March 31, 2023, 2022 and 2021. Orion accounts for these transactions as operating leases.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Orion has $0.9 million of goodwill related to its purchase of Voltrek in the third quarter of fiscal 2023, which has an indefinite life, and is assigned to the EV Charging operating segment.

Orion has $0.6 million of goodwill related to its purchase of Stay-Lite Lighting during fiscal year 2022, which has an indefinite life, and is assigned to the Orion Services Group operating segment. Goodwill related to the Stay-Lite Lighting acquisition increased by $0.2 million to $0.6 million as compared to March 31, 2022. This increase was due to updates to purchase accounting within the measurement period.

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

Amortizable intangible assets are amortized over their estimated economic useful life to reflect the pattern of economic benefits consumed based upon the following lives and methods:

Patents	10-17 years	Straight-line
Licenses	7-13 years	Straight-line
Customer relationships	5-8 years	Accelerated based upon the pattern of economic benefits consumed
Vendor relationships	5-8 years	Accelerated based upon the pattern of economic benefits consumed
Developed technology	8 years	Accelerated based upon the pattern of economic benefits consumed
Tradename	5-10 years	Straight-line

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

Indefinite lived intangible assets and goodwill are evaluated for impairment at least annually on the first day of Orion’s fiscal fourth quarter, or when indications of potential impairment exist. This annual impairment review may begin with a qualitative test to determine whether it is more likely than not that an indefinite lived intangible asset's carrying value is greater than its fair value. If the qualitative assessment reveals that asset impairment is more likely than not, a quantitative impairment test is performed comparing the fair value of the indefinite lived intangible asset to its carrying value. Alternatively, the qualitative test may be bypassed and the quantitative impairment test may be immediately performed. If the fair value of the indefinite lived intangible asset exceeds its carrying value, the indefinite lived intangible asset is not impaired and no further review is performed. If the carrying value of the indefinite lived intangible asset exceeds its fair value, an impairment loss would be recognized in an amount equal to such excess. Once an impairment loss is recognized, the adjusted carrying value becomes the new accounting basis of the indefinite lived intangible asset.

Orion performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets as of January 1, 2023. This qualitative assessment considered Orion’s operating results for the first nine months of fiscal 2023 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2024 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

Orion performed a qualitative assessment in conjunction with its annual impairment test of its goodwill as of January 1, 2023. This qualitative assessment considered Orion segment's operating results for the first nine months of fiscal 2023 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2024 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	March 31, 2023				March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,521	$(1,930)	$591	8.1	$2,652	$(1,932)	$720
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	464	(73)	391	4.3	118	(6)	112
Customer relationships	5,509	(3,914)	1,595	3.9	4,178	(3,618)	560
Vendor relationships	2,600	(183)	2,417	6.5	—	—	—
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$12,052	$(7,058)	$4,994	5.6	$7,906	$(6,514)	$1,392

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,010	$—	$1,010		$1,012	$—	$1,012
Total Indefinite-lived Intangible Assets	$1,010	$—	$1,010		$1,012	$—	$1,012

Total Other Intangible Assets	$13,062	$(7,058)	$6,004		$8,918	$(6,514)	$2,404

The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2024	$1,093
Fiscal 2025	1,084
Fiscal 2026	846
Fiscal 2027	588
Fiscal 2028	517
Thereafter	866
$4,994

Amortization expense is set forth in the following table (dollars in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Amortization included in cost of sales:
Patents	$107	$183	$175
Total	$107	$183	$175
Amortization included in operating expenses:
Customer relationships	$296	$27	$47
Vendor relationships	183	—	—
Developed technology	—	11	68
Tradename	67	6	—
Total	546	44	115
Total amortization of intangible assets	$653	$227	$290

Orion’s management periodically reviews the carrying value of patent applications and related costs. When a patent application is probable of being unsuccessful or a patent is no longer in use, Orion writes off the remaining carrying value as a charge to general and administrative expense within its Consolidated Statements of Operations. In fiscal years 2023, 2022, and 2021, write-offs were immaterial.

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of March 31, 2023 and March 31, 2022, Accrued expenses and other included the following (dollars in thousands):

	March 31, 2023	March 31, 2022
Accrued acquisition earn-out	$3,000	$234
Other accruals	2,598	1,987
Compensation and benefits	1,412	1,668
Credits due to customers	1,310	1,209
Accrued project costs	1,218	2,215
Warranty	497	728
Sales tax	274	157
Legal and professional fees	172	106
Sales returns reserve	71	123
Total	$10,552	$8,427

Accrued earn-out is related to recent acquisitions. Refer to discussion of acquisitions at Note 18 – Acquisitions.

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	March 31,
	2023	2022
Beginning of year	$860	$1,009
Accruals	382	434
Warranty claims (net of vendor reimbursements)	(596)	(583)
Ending balance	$646	$860

NOTE 11 — NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net (loss) income per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net (loss) income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. Net (loss) income per common share is calculated based upon the following shares:

	Fiscal Year Ended March 31,
	2023	2022	2021
Numerator:
Net (loss) income (dollars in thousands)	$(34,341)	$6,091	$26,134
Denominator:
Weighted-average common shares outstanding	31,703,712	31,018,356	30,634,553
Weighted-average effect of assumed conversion of stock options and restricted stock	—	276,217	669,174
Weighted-average common shares and share equivalents outstanding	31,703,712	31,294,573	31,303,727
Net (loss) income per common share:
Basic	$(1.08)	$0.20	$0.85
Diluted	$(1.08)	$0.19	$0.83

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net (loss) income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	March 31,
	2023	2022	2021
Common stock options	—	—	—
Restricted shares	—	17,803	—
Total	—	17,803	—

NOTE 12 — LONG-TERM DEBT

Long-term debt as of March 31, 2023 and 2022 consisted of the following (dollars in thousands):

	March 31,
	2023	2022
Revolving credit facility	$10,000	$—
Equipment debt obligations	20	35
Total long-term debt	10,020	35
Less current maturities	(17)	(16)
Long-term debt, less current maturities	$10,003	$19

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2023, the borrowing base of the Credit Facility supports $17.3 million of availability, with $7.3 million remaining availability net of $10.0 million borrowed.

The Credit Agreement is secured by a first lien security interest in substantially all of Orion’s assets.

Borrowings under the Credit Agreement are permitted in the form of SOFR or prime rate-based loans and generally bear interest at floating rates plus an applicable margin determined by reference to Orion’s availability under the Credit Agreement. Among other fees, Orion is required to pay an annual facility fee and a fee on the unused portion of the Credit Facility.

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

Effective November 4, 2022, Orion, with Bank of America, N.A. as lender, executed Amendment No. 1 to its Credit Agreement. The primary purpose of the amendment was to include the assets of the acquired subsidiaries, Stay-Lite Lighting and Voltrek, as secured collateral under the Credit Agreement and to document the conversion from LIBOR to SOFR based loans. Accordingly, eligible assets of Stay-Lite and Voltrek will be included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the Credit Agreement. The amendment also clarifies that the earn-out liabilities associated with the Stay-Lite and Voltrek transactions are permitted under the Credit Agreement and that the expenses recognized in connection with those earn-outs should be added back in the computation of EBITDA, as defined, under the Credit Agreement.

As of March 31, 2023, Orion is in compliance with all debt covenants.

Equipment Debt Obligation

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand fund certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% respectively and both debts mature in January 2024.

Aggregate Maturities

As of March 31, 2023, aggregate maturities of long-term debt were as follows (dollars in thousands):

Fiscal 2024	$17
Fiscal 2025	3
Fiscal 2026	10,000
$10,020

NOTE 13 — INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ended (dollars in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Current	$97	$179	$244
Deferred	17,881	1,980	(19,860)
Total	$17,978	$2,159	$(19,616)

	2023	2022	2021
Federal, Current	$—	$—	$—
Federal, Deferred	14,557	1,658	(16,217)
Total Federal	14,557	1,658	(16,217)
State, Current	97	179	244
State, Deferred	3,324	322	(3,643)
Total State	3,421	501	(3,399)
Total	$17,978	$2,159	$(19,616)

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net	4.0%	5.2%	5.3%
State tax credits, net	(1.9)%	—%	—%
Change in valuation reserve	(131.3)%	(0.4)%	(321.4)%
Permanent items	(1.0)%	(1.9)%	(3.4)%
Change in tax contingency reserve	(0.1)%	0.1%	(0.5)%
Equity compensation cancellations	(0.1)%	0.1%	0.6%
State return to provision	(0.9)%	2.3%	(1.7)%
Other, net	0.4%	(0.2)%	(0.9)%
Effective income tax rate	(109.9)%	26.2%	(301.0)%

The net deferred tax assets reported in the accompanying consolidated financial statements include the following components (dollars in thousands):

	March 31,
	2023	2022
Deferred tax assets:
Inventory, accruals and reserves	680	809
Interest deduction carry-forward	71	—
Federal and state operating loss carry-forwards	18,849	16,485
Tax credit carry-forwards	1,537	1,847
Equity compensation	188	231
Deferred revenue	25	29
Lease liability	669	670
Intangible assets	984	—
Other	798	247
Total deferred tax assets	23,801	20,318
Valuation allowance	(22,731)	(1,249)
Deferred tax assets, net of valuation allowance	1,070	19,069

Deferred tax liabilities:
Lease ROU asset	(549)	(518)
Fixed assets	(598)	(529)
Intangible assets	—	(217)
Total deferred tax liabilities	(1,147)	(1,264)

Total net deferred tax (liabilities) assets	$(77)	$17,805

For fiscal year ended March 31, 2023, Orion’s deferred tax assets were primarily the result of U.S. NOL and tax credit carryforwards. Orion recorded a valuation allowance of $22.7 million and $1.2 million against its net deferred tax asset balance as of March 31, 2023 and March 31, 2022, respectively, due to the uncertainty of its realization value in the future. Orion realized a 36-month cumulative loss as of March 31, 2023 and the accounting forecast, as revised in the previous quarter, projects losses in the near term. As such, Orion management has concluded that it is more likely than not that the domestic deferred tax assets will not be realized and an increase to the valuation allowance has been recorded in the third quarter, which increased tax expense by $17.8 million.

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

As of March 31, 2023, Orion has federal NOL carryforwards of approximately $71.4 million, state NOL carryforwards of approximately $66.1 million, and foreign NOL carryforwards of approximately $0.8 million. Orion also had federal tax credit carryforwards of approximately $1.3 million and state tax credits of $0.3 million. All of Orion's tax credit carryforwards and $118.6 million of its NOL carryforwards will begin to expire in varying amounts between 2023 and 2033. The remaining $19.7 million of its federal and state NOL carryforwards are not subject to time restrictions but may only be used to offset 80% of adjusted taxable income. Orion believes it is more likely than not that the benefit from its state credit carryforwards, foreign NOL carryforwards, federal credit carryforwards, and state loss carryforwards will not be realized. In recognition of this risk, Orion has provided a net valuation allowance of $22.7 million on the deferred tax assets related to these carryforwards.

Generally, a change of more than 50% in the ownership of Orion's stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, Orion's ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for Orion. There was no limitation of NOL carryforwards that occurred for fiscal 2023, fiscal 2022, or fiscal 2021.

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

Orion files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company's federal tax returns for tax years beginning April 1, 2019 or later are open. For states in which Orion files state income tax returns, the statute of limitations is generally open for tax years beginning April 1, 2019 or later.

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

Uncertain tax positions

As of March 31, 2023, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would affect Orion’s effective tax rate if recognized.

Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are included in the unrecognized tax benefits. Accrued interest and penalties for such unrecognized tax benefits as of March 31, 2023 and 2022 were $0.1 million. Orion had the following unrecognized tax benefit activity (dollars in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Unrecognized tax benefits as of beginning of fiscal year	$215	$285	$259
Additions based on tax positions related to the current period positions	1	39	123
Additions/(reductions) for tax positions of prior years	9	(109)	(97)
Unrecognized tax benefits as of end of fiscal year	$225	$215	$285

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Orion enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand. As of March 31, 2023, Orion had entered into $9.0 million of purchase commitments related primarily to inventory purchases. Orion expects the purchase commitments to be fulfilled within the next 12 months.

Retirement Savings Plan

Orion sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary contributions by Orion. In fiscal 2023, Orion made matching contributions of $0.2 million. In both fiscal 2022 and 2021, Orion made matching contributions of approximately $0.1 million.

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

Sale of shares

In March 2023, Orion filed a universal shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Orion currently has the flexibility to publicly offer and sell from time to time up to $100 million of debt and/or equity securities. The filing of the shelf registration statement may help facilitate Orion’s ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock, having an aggregate offering price of up to $50 million from time to time through or to the Agent, acting as sales agent or principal. No share sales have been effected pursuant to the ATM program through March 31, 2023.

NOTE 16 — STOCK OPTIONS AND RESTRICTED SHARES

At Orion’s 2019 annual meeting of shareholders held on August 7, 2019, Orion’s shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the “Amended 2016 Plan”). Approval of the Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 1,750,000 shares to 3,500,000 shares (an increase of 1,750,000 shares); added a minimum vesting period for all awards granted under the Amended 2016 Plan (with limited exceptions); and added a specific prohibition on the payment of dividends and dividend equivalents on unvested awards. As of March 31, 2023, the number of shares available for grant under the Amended 2016 Plan was 545,146.

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

Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period. Orion recognizes forfeitures as they occur.

In fiscal 2023, Orion added performance conditions to a portion of the annual long-term incentive grants for fiscal 2023 for Orion's executive compensation program. The performance-vesting restricted stock will vest to the extent Orion achieves revenue growth targets over fiscal 2023-2025. Orion recognizes performance-vesting restricted stock expense ratably over the requisite service period based on the likelihood of meeting the performance conditions. As of March 31, 2023, Orion has not recognized any stock-based compensation for performance-vesting restricted stock.

The following amounts of stock-based compensation expense for restricted shares and options were recorded (dollars in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Cost of product revenue	$4	$5	$4
General and administrative	1,596	793	716
Sales and marketing	8	12	29
Research and development	4	3	4
	$1,612	$813	$753

The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2022	142,428	$2.28
Granted	—	$—
Exercised	(26,646)	$2.18
Forfeited	(42,646)	$2.22
Outstanding at March 31, 2023	73,136	$2.41
Exercisable at March 31, 2023	73,136	$2.41

The following table summarizes the range of exercise prices on outstanding stock options at March 31, 2023:

	March 31, 2023
	Outstanding and Vested Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.41	73,136	0.16	2.41
	73,136	0.16	$2.41

The aggregate intrinsic value of outstanding stock options is $0 at March 31, 2023 based on the closing share price of $2.03.

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Shares	Weighted Average Fair Value Price
Balance at March 31, 2022	450,458	$4.80
Shares issued	856,738	$2.16
Shares vested	(536,622)	$3.58
Shares forfeited	(27,120)	$3.96
Shares outstanding at March 31, 2023	743,454	$2.90
Per share price on grant date	$1.82 - 2.18

During fiscal 2023, Orion recognized $1.6 million of stock-based compensation expense related to restricted shares.

As of March 31, 2023, 2022 and 2021, the weighted average grant-date fair value of restricted shares granted was $2.16, $5.55 and $4.27, respectively.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2023 is expected to be recognized as follows (dollars in thousands):

Fiscal 2024	704
Fiscal 2025	467
Fiscal 2026	503
Thereafter	—
Total	$1,674
Remaining weighted average expected term	2.0 years

NOTE 17 — SEGMENT DATA

Orion has the following business segments: Orion Services Group Division (“OSG”), Orion Distribution Services Division (“ODS”), Orion U.S. Markets Division (“USM”) and Orion Electric Vehicle Charging Systems Division ("EV Division"). The accounting policies are the same for each business segment as they are on a consolidated basis.

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

Orion Electric Vehicle Charging Division

Our EV Division segment offers leading electric vehicle charging expertise and provides turnkey installation solutions with ongoing support to all commercial verticals.

Corporate and Other

Corporate and Other is comprised of operating expenses not directly allocated to Orion’s segments and adjustments to reconcile to consolidated results.

	Revenues			Operating Income (Loss)
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2023	2022	2021	2023	2022	2021
Segments:
Orion Services Group	$38,002	$82,568	$84,243	$(6,982)	$6,462	$7,472
Orion Distribution Services	15,395	22,209	21,122	(186)	3,114	2,430
Orion U.S. Markets	17,710	19,606	11,475	1,605	3,963	1,683
Orion Electric Vehicle Charging Systems	6,275	—	—	(4,133)	—	—
Corporate and Other	—	—	—	(6,289)	(5,148)	(4,749)
	$77,383	$124,383	$116,840	$(15,985)	$8,391	$6,836

	Depreciation and Amortization For the year ended March 31,			Capital Expenditures For the year ended March 31,
	2023	2022	2021	2023	2022	2021
Segments:
Orion Services Group	$987	$997	$913	$227	$224	$516
Orion Distribution Services	195	205	231	17	63	158
Orion U.S. Markets	229	185	128	21	58	107
Orion Electric Vehicle Charging Systems	465	—	—	5	—	—
Corporate and Other	219	229	208	316	153	121
	$2,095	$1,616	$1,480	$586	$498	$902

	Total Assets
	March 31, 2023	March 31, 2022
Segments:
Orion Services Group	$19,167	$26,642
Orion Distribution Services	6,021	6,723
Orion U.S. Markets	10,191	8,017
Orion Electric Vehicle Charging Systems	11,502	—
Corporate and Other	24,698	45,435
	$71,579	$86,817

Orion’s revenue outside the United States was $0.2 million in fiscal 2023 and $0.0 million in fiscal 2022 and fiscal 2021, respectively. Orion has no long-lived assets outside the United States.

Fiscal 2022 Operating Income above includes a payroll tax credit, in accordance with IAS 20.

NOTE 18 — ACQUISITION

Acquisition of Voltrek

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider for a purchase price of $5.0 million in cash and $1.0 million of shares of common stock of Orion, subject to normal and customary closing adjustments of $0.9 million (the “Voltrek Acquisition”). In addition, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earn-out periods to the extent they are earned. As of March 31, 2023, Orion recorded $3.0 million to accrued expenses for the fiscal 2023 earn-out opportunity and an additional $1.0 million to other long-term liabilities for the cumulative potential earn-out opportunity which would be paid in fiscal 2026. The Voltrek Acquisition was funded with cash and Orion shares. Voltrek operates as Voltrek, an Orion Energy Systems business. The Voltrek Acquisition leverages Orion’s project management and maintenance expertise into a rapidly growing sector.

Orion has accounted for the Voltrek Acquisition as a business combination. Orion has preliminarily allocated the purchase price of approximately $6.9 million to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. The purchase price and closing adjustments were paid in cash and 620,067 shares of common stock with a total fair market value of $1.0 million, which is recorded in the opening balance sheet at fair value of $0.8 million, the discount on which is due to lock-up requirements on the shares. Orion is in the process of finalizing third party valuations of intangible assets.

The following table summarizes the purchase price allocation for Voltrek, including any adjustments during the measurement period:

(in thousands)	Preliminary Opening Balance Sheet	Adjustments	Adjusted Opening Balance Sheet
Cash	$416	$—	$416
Accounts receivable	1,438	(75)	1,363
Revenue earned but not billed	365	(40)	325
Inventory	880	—	880
Prepaid expenses and other current assets	39	—	39
Property and equipment	4	—	4
Goodwill	861	59	920
Other intangible assets	4,200	100	4,300
Other long-term assets	211	12	223
Accounts payable	(1,199)	66	(1,133)
Accrued expenses and other	(286)	—	(286)
Other long-term liabilities	(180)	—	(180)
Net purchase consideration	$6,749	$122	$6,871

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

The vendor relationship intangible asset was valued using the income approach - excess earnings method. The significant assumptions include estimated revenue, cost of goods sold, and probability of renewal, among other factors.

The customer relationship intangible asset was valued using the income approach - with-and-without method. The significant assumptions include estimated cash flows (including appropriate revenue, cost of revenue and operating expenses attributable to the asset, retention rate, among other factors), and discount rate, reflecting the risks inherent in the future cash flow stream, among other factors.

The categorization of the framework used to measure fair value of the intangible assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used.

The following table presents the details of the intangible assets acquired at the date of Voltrek Acquisition (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Tradename	$300	5
Vendor relationship	$2,600	7
Customer relationships	$1,400	3

Voltrek's post-acquisition results of operations since October 5, 2022 are included in Orion’s Consolidated Statements of Operations. The operating results of Voltrek are included in the EV Division segment. See note 17 - Segments, for results.

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

Orion has accounted for this transaction as a business combination. Orion has allocated the purchase price of approximately $4.3 million, which included an estimate of the earn-out liability of $0.2 million and $0.1 million for the working capital adjustment received in the first quarter fiscal 2023, to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. The remaining was $4.0 million funded with cash. Orion could pay up to $0.7 million in earn-out related purchase price, which is based on performance during the 2022 and 2023 calendar years. During fiscal 2023, the earn-out liability of $0.2 million was reversed, through acquisition related costs, based on Stay-Lite Lighting's actual performance during fiscal 2023 and Orion's assessment of expected performance in fiscal 2024.

The following table summarizes the purchase price allocation for Voltrek, including any adjustments during the measurement period:

(in thousands)	Preliminary Opening Balance Sheet	Adjustments	Adjusted Opening Balance Sheet
Cash	$95	$—	$95
Accounts receivable	2,690	—	2,690
Revenue earned but not billed	342	—	342
Inventory	504	—	504
Prepaid expenses and other current assets	41	—	41
Property and equipment	958	(233)	725
Goodwill	350	214	564
Other intangible assets	696	(23)	673
Other long-term assets	537	—	537
Accounts payable	(965)	—	(965)
Accrued expenses and other	(550)	58	(492)
Other long-term liabilities	(412)	1	(411)
Net purchase consideration	$4,286	$17	$4,303

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

Stay-Lite Lighting’s post-acquisition results of operations since January 1, 2022 are included in Orion’s Consolidated Statements of Operations. Fiscal 2022 net sales of Stay-Lite Lighting for the period were $2.7 million and operating loss was $0.7 million. The operating results of Stay-Lite Lighting are included in the Orion Services Group segment.

Unaudited pro forma

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

If Voltrek was acquired on April 1, 2022, the pro forma Orion revenue for the twelve-month period ended on March 31, 2023 would have been $79.8 million and proforma net loss would have been $(33.5) million. Orion pro-forma fiscal 2022 revenue would have been $128.0 million and net income would have been $5.9 million.

If Stay-Lite was acquired on April 1, 2020, the pro forma Orion full year fiscal 2022 revenue would have been $131.3 million and net income would have been $6.0 million. Orion pro-forma fiscal 2021 revenue would have been $125.4 million and net income would have been $25.5 million.

Transaction costs related to the Stay-Lite Acquisition and the Voltrek Acquisition are recorded in acquisition related costs in the Consolidated Statements of Operations. Transaction costs totaled $0.8 million in the twelve months ending March 31, 2023 and $0.5 million twelve months ended March 31, 2022, respectively.

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

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended March 31, 2023 and March 31, 2022 are as follows:

	Three Months Ended
	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	March 31, 2023	Total
	(in thousands, except per share amounts)
Total revenue	$17,906	$17,560	$20,288	$21,629	$77,383
Gross profit	$3,554	$4,435	$4,781	$4,741	$17,511
Net loss (1)	$(2,835)	$(2,331)	$(24,059)	$(5,116)	$(34,341)
Basic net loss per share (1)	$(0.09)	$(0.07)	$(0.75)	$(0.16)	$(1.08)
Shares used in basic per share calculation	31,138	31,031	32,048	32,294	31,704
Diluted net loss per share (1)	$(0.09)	$(0.07)	$(0.75)	$(0.16)	$(1.08)
Shares used in diluted per share calculation	31,138	31,031	32,048	32,294	31,704

	Three Months Ended
	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Total
	(in thousands, except per share amounts)
Total revenue	$35,101	$36,510	$30,714	$22,058	$124,383
Gross profit	$10,230	$10,788	$7,641	$5,253	$33,912
Net income (loss)	$2,510	$3,659	$1,102	$(1,180)	$6,091
Basic net income (loss) per share	$0.08	$0.12	$0.04	$(0.04)	$0.20
Shares used in basic per share calculation	30,860	31,031	31,085	31,097	31,018
Diluted net income (loss) per share	$0.08	$0.12	$0.04	$(0.04)	$0.19
Shares used in diluted per share calculation	31,290	31,288	31,235	31,097	31,295

(1)
Includes $17.8 million of tax expense related to the booking of the valuation allowance on deferred tax assets during the three months ended December 31, 2022.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2023, pursuant to Exchange Act Rule 13a-15(b) and 15d-15. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a level of reasonable assurance as of March 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of March 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

See Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Securities, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans. The additional information required by this item is incorporated by reference to our Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements

Our financial statements are set forth in Item 8 of this Form 10-K.

EXHIBIT INDEX

Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.

3.2	Second Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.1 to the Registrant’s Form 8-K filed November 14, 2022, is hereby incorporated by reference.

4.1	Description of Orion Energy Systems, Inc. Capital Stock. +

10.1

Loan and Security Agreement dated as of December 29, 2020 among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on January 5, 2021, is hereby incorporated by reference.

10.2

Agreement No. 1 to Loan and Security Agreement, dated effective as of November 4, 2022, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2022, is hereby incorporated by reference.

10.3	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.4	Amendment to Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed September 9, 2011 as Appendix A to the Registrant’s definitive proxy statement is hereby incorporated by reference.*

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

10.7

Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated, filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 21, 2019, is hereby incorporated by reference.*

10.8

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

10.12	Orion Energy Systems, Inc. Non-Employee Director Compensation Plan, effective as of February 16, 2023.* +

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

10.16

Amended Executive Employment and Severance Agreement, effective as of November 10, 2022, by and between Orion Energy Systems, Inc. and Michael H. Jenkins, filed as Exhibit 10.2 to the Registrant's Form 8-K filed on August 3, 2022, is hereby incorporated by reference.*

10.17

Voluntary Retirement and Consulting Agreement, dated as of August 2, 2022 and effective as of November 10, 2022, between Orion Energy Systems, Inc. and Michael W. Altschaefl, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on August 3, 2022, is hereby incorporated by reference.*

10.18

Restricted Stock Award Agreement, effective as of the third business day after the Company publicly announces its financial results for its fiscal 2022 fourth quarter and year-end, between Orion Energy Systems, Inc. and Michael W. Altschaefl, filed as Exhibit 10.3 to the Registrant's Form 8-K filed on February 22, 2022, is hereby incorporated by reference.*

10.19

Form of Executive Performance Share Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.19 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference.*

10.20

Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.20 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.21

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.21 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *+

10.22

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.22 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.23

Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.23 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.24	Form of Executive Tandem Performance Share and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023.* +

10.25	Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023.* +

10.26	Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023.* +

10.27

Cooperation Agreement, dated January 3, 2023, by and among Orion Energy Systems, Inc., Kanen Wealth Management, LLC, Philotimo Fund, LP and David Kanen and Charles McDulin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2023).

10.28

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

+ Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2023.

ORION ENERGY SYSTEMS, INC.

By:	/s/ Michael H. Jenkins
Michael H. Jenkins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 12, 2023.

Signature	Title

/s/ Michael H. Jenkins	Chief Executive Officer and Director (Principal
Michael H. Jenkins	Executive Officer)

/s/ J. Per Brodin	Chief Financial Officer, Executive Vice President, Chief Accounting Officer and
J. Per Brodin	Treasurer (Principal Financial Officer)

/s/ Anthony L. Otten	Board Chair
Anthony L. Otten

/s/ Michael W. Altschaefl	Director
Michael W. Altschaefl

/s/ Ellen B. Richstone	Director
Ellen B. Richstone

/s/ Sally Washlow	Director
Sally Washlow

/s/ Richard A. Shapiro	Director
Richard A. Shapiro