Form 10-Q
period 2023-06-30
ORION ENERGY SYSTEMS, INC.
filed 2023-08-09
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

There were 32,502,558 shares of the Registrant’s common stock outstanding on August 4, 2023.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2023	March 31, 2023
Assets
Cash and cash equivalents	$8,249	$15,992
Accounts receivable, net	14,613	13,728
Revenue earned but not billed	1,231	1,320
Inventories, net	17,689	18,205
Prepaid expenses and other current assets	1,172	1,116
Total current assets	42,954	50,361
Property and equipment, net	10,534	10,470
Goodwill	1,484	1,484
Other intangible assets, net	5,738	6,004
Other long-term assets	3,436	3,260
Total assets	$64,146	$71,579
Liabilities and Shareholders’ Equity
Accounts payable	$11,524	$13,405
Accrued expenses and other	10,045	10,552
Deferred revenue, current	732	480
Current maturities of long-term debt	16	17
Total current liabilities	22,317	24,454
Revolving credit facility	10,000	10,000
Long-term debt, less current maturities	—	3
Deferred revenue, long-term	470	489
Other long-term liabilities	4,558	3,384
Total liabilities	37,345	38,330
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2023 and March 31, 2023; no shares issued and outstanding at June 30, 2023 and March 31, 2023	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2023 and March 31, 2023; shares issued: 41,973,543 at June 30, 2023 and 41,767,092 at March 31, 2023; shares outstanding: 32,502,558 at June 30, 2023 and 32,295,408 at March 31, 2023	—	—
Additional paid-in capital	161,095	160,907
Treasury stock, common shares: 9,470,985 at June 30, 2023 and 9,471,684 at March 31, 2023	(36,236)	(36,237)
Retained deficit	(98,058)	(91,421)
Total shareholders’ equity	26,801	33,249
Total liabilities and shareholders’ equity	$64,146	$71,579

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2023	2022
Product revenue	$13,671	$13,483
Service revenue	3,942	4,423
Total revenue	17,613	17,906
Cost of product revenue	10,059	10,385
Cost of service revenue	4,383	3,967
Total cost of revenue	14,442	14,352
Gross profit	3,171	3,554
Operating expenses:
General and administrative	5,739	3,754
Acquisition related costs	53	14
Sales and marketing	3,296	2,889
Research and development	480	514
Total operating expenses	9,568	7,171
Loss from operations	(6,397)	(3,617)
Other income (expense):
Other income	—	(1)
Interest expense	(176)	(17)
Amortization of debt issue costs	(24)	(15)
Interest income	2	—
Total other expense	(198)	(33)
Loss before income tax	(6,595)	(3,650)
Income tax expense	42	(815)
Net loss	$(6,637)	$(2,835)
Basic net loss per share attributable to common shareholders	$(0.21)	$(0.09)
Weighted-average common shares outstanding	32,345,823	31,138,398
Diluted net loss per share	$(0.21)	$(0.09)
Weighted-average common shares and share equivalents outstanding	32,345,823	31,138,398

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2023	32,295,408	$160,907	$(36,237)	$(91,421)	$33,249
Shares issued under Employee Stock Purchase Plan	699	—	1	—	1
Stock-based compensation	206,451	188	—	—	188
Net loss	—	—	—	(6,637)	(6,637)
Balance, June 30, 2023	32,502,558	$161,095	$(36,236)	$(98,058)	$26,801

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2022	31,097,872	$158,419	$(36,239)	$(57,080)	$65,100
Exercise of stock options for cash	26,646	54	—	—	54
Shares issued under Employee Stock Purchase Plan	443	—	1	—	1
Stock-based compensation	125,744	254	—	—	254
Employee tax withholdings on stock-based compensation	(634)	—	(2)	—	(2)
Net loss	—	—	—	(2,835)	(2,835)
Balance, June 30, 2022	31,250,071	$158,727	$(36,240)	$(59,915)	$62,572

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(6,637)	$(2,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	346	354
Amortization of intangible assets	266	52
Stock-based compensation	188	254
Amortization of debt issue costs	24	15
Deferred income tax	—	(978)
Loss (gain) on sale of property and equipment	28	(1)
Provision for inventory reserves	161	100
Provision for credit losses	190	—
Other	1	(9)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,075)	109
Revenue earned but not billed	89	527
Inventories	355	979
Prepaid expenses and other assets	(257)	160
Accounts payable	(1,906)	(2,491)
Accrued expenses and other	666	(1,273)
Deferred revenue, current and long-term	234	32
Net cash used in operating activities	(7,327)	(5,005)
Investing activities
Cash to fund acquisition, net of cash received	—	55
Purchases of property and equipment	(508)	(139)
Additions to patents and licenses	—	(1)
Proceeds from sale of property, plant and equipment	95	—
Net cash used in investing activities	(413)	(85)
Financing activities
Payment of long-term debt	(4)	(4)
Proceeds from revolving credit facility	—	—
Payments of revolving credit facility	—	—
Payments to settle employee tax withholdings on stock-based compensation	—	(2)
Proceeds from employee equity exercises	1	54
Net cash (used in) provided by financing activities	(3)	48
Net decrease in cash and cash equivalents	(7,743)	(5,042)
Cash and cash equivalents at beginning of period	15,992	14,466
Cash and cash equivalents at end of period	$8,249	$9,424
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$363	$—

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2024 or other interim periods.

The Condensed Consolidated Balance Sheet as of March 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC on June 12, 2023.

Allowance for Credit Losses

Orion performs ongoing evaluations of its customers and continuously monitors collections and payments. Orion estimates an allowance for credit losses based upon the historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, inventory obsolescence, allowance for credit losses, accruals for warranty and loss contingencies, earn-out, income taxes, impairment analyses, and certain equity transactions. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Orion's cash is primarily deposited with one financial institution. At times, deposits in this institution exceeds the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three months ended June 30, 2023 and June 30, 2022, no suppliers accounted for more than 10.0% of total cost of revenue.

For the three months ended June 30, 2023, two customers accounted for 20.6% and 11.0% of total revenue, respectively. For the three months ended June 30, 2022, one customer accounted for 13.8% of total revenue.

As of June 30, 2023, one customer accounted for 11.1% of accounts receivable. As of March 31, 2023, one customers accounted for 10.8% of accounts receivable.

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for Orion for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Orion adopted ASU 2016-13 effective April 1, 2023. The effect of adoption was immaterial.

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

During the third quarter of fiscal 2023, Orion acquired Voltrek LLC ("Voltrek"), which sells and installs sourced electric vehicle charging stations and related software subscriptions and renewals. The results of Voltrek are included in the Orion Electric Vehicle Charging segment ("EV") and compliment Orion’s existing turnkey installation model.

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

The following tables provide detail of Orion’s total revenue for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30, 2023
	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$11,785	$831	$12,616
Maintenance services	899	2,855	3,754
Electric vehicle charging	982	256	1,238
Total revenues from contracts with customers	13,666	3,942	17,608
Revenue accounted for under other guidance	5	—	5
Total revenue	$13,671	$3,942	$17,613

	Three Months Ended June 30, 2022
	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$12,404	$1,358	$13,762
Maintenance services	989	3,065	4,054
Solar energy related revenues	—	—	0
Total revenues from contracts with customers	13,393	4,423	17,816
Revenue accounted for under other guidance	90	—	90
Total revenue	$13,483	$4,423	$17,906

From time to time, Orion sells the receivables from one customer to a financing institution. The was no such activity during the three months ended June 30, 2023 or 2022.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of June 30, 2023 and March 31, 2023 (dollars in thousands):

	June 30, 2023	March 31, 2023
Accounts receivable, net	$14,613	$13,728
Contract assets	$1,231	$1,320
Contract liabilities	$657	$480

There were no significant changes in the contract assets outside of standard reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of June 30, 2023 and March 31, 2023, includes $0.7 million and $0.5 million, respectively, of contract liabilities which represent consideration received from a new customer contract on which installation has not yet begun and Orion has not fulfilled the promises included.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

As of June 30, 2023 and March 31, 2023, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	June 30, 2023	March 31, 2023
Accounts receivable, gross	$14,885	$13,814
Allowance for credit losses	(272)	(86)
Accounts receivable, net	$14,613	$13,728

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022
Beginning of period	$(86)	$(8)
Credit loss expense	(190)	(10)
Write-off	4	—
End of period	$(272)	$(18)

NOTE 5 — INVENTORIES, NET

As of June 30, 2023 and March 31, 2023, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of June 30, 2023
Raw materials and components	$8,050	$(1,171)	$6,879
Work in process	631	(173)	458
Finished goods	10,938	(586)	10,352
Total	$19,619	$(1,930)	$17,689

As of March 31, 2023
Raw materials and components	$9,988	$(1,094)	$8,894
Work in process	693	(135)	558
Finished goods	9,313	(560)	8,753
Total	$19,994	$(1,789)	$18,205

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees and sales tax receivable.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of June 30, 2023 and March 31, 2023, property and equipment, net, included the following (dollars in thousands):

	June 30, 2023	March 31, 2023
Land and land improvements	$433	$433
Buildings and building improvements	9,491	9,491
Furniture, fixtures and office equipment	7,783	7,782
Leasehold improvements	540	540
Equipment leased to customers	4,997	4,997
Plant equipment	11,195	11,234
Vehicles	948	720
Construction in Progress	121	37
Gross property and equipment	35,508	35,234
Less: accumulated depreciation	(24,974)	(24,764)
Total property and equipment, net	$10,534	$10,470

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	June 30, 2023	March 31, 2023
Assets
Operating lease assets	Other long-term assets	$2,349	$2,174
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$923	$823
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	1,870	1,826
Total lease liabilities		$2,793	$2,649

Orion had operating lease costs of $0.4 million for the three months ended June 30, 2023. Orion had operating lease costs of $0.3 million for the three months ended June 30, 2022.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2024 (period remaining)	$785
Fiscal 2025	1,083
Fiscal 2026	984
Fiscal 2027	177
Fiscal 2028	—
Thereafter	—
Total lease payments	$3,029
Less: Interest	(236)
Present value of lease liabilities	$2,793

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

Revenues, and production and acquisition costs, associated with sales-type leases are included in Product revenue and Costs of product revenues in the Condensed Consolidated Statement of Operations. There was no revenue and cost of sales arising from sales-type leases during the three months ended June 30, 2023 and June 30, 2022.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Orion has $0.9 million of goodwill related to its purchase of Voltrek in the third quarter of fiscal 2023, which has an indefinite life, and is assigned to the EV Charging operating segment.

Orion has $0.6 million of goodwill related to its purchase of Stay-Light Lighting during fiscal year 2022, which has an indefinite life, and is assigned to the Maintenance operating segment.

See Note 18 – Acquisition for further discussion of the Voltrek acquisition.

As of June 30, 2023 and March 31, 2023, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	June 30, 2023				March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,521	$(1,956)	$565	8.5	$2,521	$(1,930)	$591
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	464	(94)	370	4.0	464	(73)	391
Customer relationships	5,509	(4,041)	1,468	6.3	5,509	(3,914)	1,595
Vendor relationships	2,600	(275)	2,325	3.4	2,600	(183)	2,417
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$12,052	$(7,324)	$4,728	5.5	$12,052	$(7,058)	$4,994

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,010	$—	$1,010		$1,010	$—	$1,010
Total Non-Amortized Intangible Assets	$1,010	$—	$1,010		$1,010	$—	$1,010

Amortization expense on intangible assets was $0.3 million for the three months ended June 30, 2023, respectively.

Amortization expense on intangible assets was $0.1 million for the three months ended June 30, 2022, respectively.

The estimated amortization expense for the remainder of fiscal 2024, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2024 (period remaining)	$820
Fiscal 2025	1,086
Fiscal 2026	848
Fiscal 2027	589
Fiscal 2028	518
Fiscal 2029	471
Thereafter	396
Total	$4,728

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of June 30, 2023 and March 31, 2023, accrued expenses and other included the following (dollars in thousands):

	June 30, 2023	March 31, 2023
Accrued acquisition earn-out	$3,000	$3,000
Other accruals	2,162	2,598
Compensation and benefits	1,818	1,412
Credits due to customers	1,122	1,310
Accrued project costs	971	1,218
Warranty	502	497
Sales returns reserve	69	71
Sales tax	325	274
Legal and professional fees	76	172
Total	$10,045	$10,552

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022
Beginning of period	$646	$860
Accruals	64	167
Warranty claims (net of vendor reimbursements)	(56)	(216)
End of period	$654	$811

NOTE 11 — NET LOSS PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the three months ended June 30, 2023 and 2022, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net (loss) income per common share is calculated based upon the following shares:

	For the Three Months Ended June 30,
	2023	2022
Numerator:
Net loss (in thousands)	$(6,637)	$(2,835)
Denominator:
Weighted-average common shares outstanding	32,345,823	31,138,398
Weighted-average common shares and common share equivalents outstanding	32,345,823	31,138,398
Net loss per common share:
Basic	$(0.21)	$(0.09)
Diluted	$(0.21)	$(0.09)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended June 30,
	2023	2022
Common stock options	—	115,782
Restricted shares	582,506	1,081,452
Total	582,506	1,197,234

NOTE 12 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	June 30, 2023	March 31, 2023
Revolving credit facility	$10,000	$10,000
Equipment debt obligations	16	20
Total long-term debt	10,016	10,020
Less current maturities	(16)	(17)
Long-term debt, less current maturities	$10,000	$10,003

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2023, the borrowing base of the Credit Facility supports $18.6 million of availability, with $8.6 million of remaining availability net of $10.0 million borrowed.

Effective November 4, 2022, Orion, with Bank of America, N.A. as lender, executed Amendment No. 1 to its Credit Agreement. The primary purpose of the amendment was to include the assets of the acquired subsidiaries, Stay-Lite Lighting, Inc. ("Stay-Lite Lighting") and Voltrek, as secured collateral under the Credit Agreement. Accordingly, eligible assets of Stay-Lite and Voltrek will be included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the Credit Agreement. The amendment also clarified that the earn-out liabilities associated with the Stay-Lite and Voltrek transactions are permitted under the Credit Agreement and that the expenses recognized in connection with those earn-outs should be added back in the computation of EBITDA, as defined, under the Credit Agreement.

As of June 30, 2023, Orion was in compliance with all debt covenants.

Equipment Debt Obligations

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% per annum, respectively, and both debts mature in January 2024.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended June 30, 2023 and 2022, Orion recorded income tax expense (benefit) of $42 thousand and $(0.8) million, respectively, using this methodology.

As of June 30, 2023 and March 31, 2023, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

Uncertain Tax Positions

As of June 30, 2023, Orion’s balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended June 30, 2023, Orion issued 700 shares under the ESPP plan at a closing market price of $1.63. In the three months ended June 30, 2022, Orion issued 443 shares under the ESPP plan at a closing market price of $2.01.

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales have been effected pursuant to the ATM program through June 30, 2023.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022
Cost of product revenue	$1	$1
General and administrative	182	250
Sales and marketing	4	2
Research and development	1	1
Total	$188	$254

During the three months ended June 30, 2023, Orion had the following activity related to its stock-based compensation. Restricted shares includes both performance-vesting restricted stock and time vesting-restricted stock.

	Restricted Shares	Stock Options
Awards outstanding at March 31, 2023	743,454	73,136
Awards granted	50,753	—
Awards vested or exercised	(206,451)	—
Awards forfeited	(5,250)	(73,136)
Awards outstanding at June 30, 2023	582,506	—
Per share weighted average price on grant date	$1.66	—

As of June 30, 2023, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.0 years, was approximately $1.1 million.

NOTE 17 — SEGMENTS

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Orion's CODM is the chief executive officer. Previously, Orion had four reportable segments: Orion Services Group Division ("OSG"), Orion Distribution Services Division ("ODS"), Orion U.S. Markets Division (“USM”) and Orion Electric Vehicle Charging Division (“EV Division”). Effective during the first quarter of fiscal 2024, Orion began to evaluate and report the business using three segments: Orion Lighting Division, Orion Maintenance Division and Orion Electric Vehicle Charging Division (“EV Division”). Orion configured its fiscal 2024 plan in order to compare actual performance to plan performance for these segments. Due to the change in composition of reportable segments in the first quarter of fiscal 2024, the corresponding segment information for fiscal year 2023 has been restated for presentation on a comparable basis.

Lighting Segment

The Lighting Segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. The Lighting Segment provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers mostly through direct sales and also sells lighting products though manufacturer representative agencies and to the wholesale contractor markets through energy service companies and contractors.

Maintenance Segment

The Maintenance Segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

Electric Vehicle Charging Segment

The Electric Vehicle Charging Segment offers leading electric vehicle charging expertise, sells and installs sourced electric vehicle charging stations with related software subscriptions and renewals and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

Corporate and Other

Corporate and Other is comprised of operating expenses not allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues		Operating Loss		Total Assets
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022	June 30, 2023	March 31, 2023
Segments:
Lighting Segment	$12,621	$13,852	$(766)	$(1,004)	$28,025	$25,009
Maintenance Segment	3,754	4,054	(1,840)	(290)	8,250	10,372
Electric Vehicle Charging Segment	1,238	—	(1,934)	—	9,945	11,501
Corporate and Other	—	—	(1,857)	(2,323)	17,926	24,697
	$17,613	$17,906	$(6,397)	$(3,617)	$64,146	$71,579

NOTE 18 — ACQUISITION

Acquisition of Voltrek

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider for a purchase price of $5.0 million in cash and $1.0 million of shares of common stock of Orion, subject to normal and customary closing adjustments of $0.9 million (the “Voltrek Acquisition”). In addition, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earn-out periods to the extent they are earned. As of June 30, 2023, Orion recorded $3.0 million to accrued expenses for the fiscal 2023 earn-out opportunity and an additional $2.1 million to other long-term liabilities for the cumulative potential earn-out opportunity which would be paid in fiscal 2026. The Voltrek Acquisition was funded with cash and Orion shares. Voltrek operates as Voltrek, an Orion Energy Systems business. The Voltrek Acquisition leverages Orion’s project management and maintenance expertise into a rapidly growing sector.

Orion has accounted for the Voltrek Acquisition as a business combination. Orion has allocated the purchase price of approximately $6.9 million to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. The purchase price and closing adjustments were paid in cash and 620,067 shares of common stock with a total fair market value of $1.0 million, which is recorded in the opening balance sheet at fair value of $0.8 million, the discount on which is due to lock-up requirements on the shares.

The following table summarizes the purchase price allocation for Voltrek:

(in thousands)	Opening Balance Sheet
Cash	$416
Accounts receivable	1,363
Revenue earned but not billed	325
Inventory	880
Prepaid expenses and other current assets	39
Property and equipment	4
Goodwill	920
Other intangible assets	4,300
Other long-term assets	223
Accounts payable	(1,133)
Accrued expenses and other	(286)
Other long-term liabilities	(180)
Net purchase consideration	$6,871

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

The following table presents the details of the intangible assets acquired at the date of Voltrek Acquisition (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Tradename	$300	5
Vendor relationship	2,600	7
Customer relationships	1,400	3

Voltrek's post-acquisition results of operations since October 5, 2022 are included in Orion’s Condensed Consolidated Statements of Operations. The operating results of Voltrek are included in the EV segment. See note 17 – Segments, for results.

Transaction costs related to the Voltrek Acquisition are recorded in acquisition costs in the Condensed Consolidated Statements of Operations. Transaction costs totaled $0.1 million in the three months ended June 30, 2023 and $14 thousand in the three months ended June 30, 2022, respectively.

If Voltrek was acquired on April 1, 2022, the pro forma Orion revenue for the three months ended June 30, 2022 would have been $19.1 million and proforma net loss would have been $(3.2) million.

The pro forma information was determined based on the historical results of Orion and unaudited financial results from Voltrek. These proforma results reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible asset occurred at the beginning of the period, along with consequential tax effects. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combinations been completed at the beginning of the period or the results that may occur in the future. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies resulting from the acquisitions.

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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, commercial and industrial electric vehicle (“EV”) charging infrastructure solutions and maintenance services. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We sell our products and services into many vertical markets within the broader commercial and industrial market segment. Primary verticals include: big box retail, manufacturing, warehousing/logistics, commercial office, federal and municipal government, healthcare and schools. Our services consist of turnkey installation and system maintenance. Virtually all of our sales occur within North America.

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

We differentiate ourselves from our competitors through offering comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021 which enables us to support a lifetime business relationship with our customer (which we call “Customers for Life”). We completed the Stay-Lite Lighting acquisition on January 1, 2022, which has allowed us to further expand our maintenance services capabilities. We completed the acquisition of Voltrek on October 5, 2022, which has allowed us to further expand our turnkey services capabilities as well as capitalize on the rapidly growing market for EV charging solutions.

We believe the market for LED lighting products and related controls continues to grow. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by other lighting technologies. Our LED lighting technologies have been the primary component of our revenue as we continue to strive to be a leader in the LED market.

In fiscal 2022, we continued to successfully capitalize on our capability of being a full service, turn-key provider of LED lighting and controls systems with design, build, installation and project management services, as we continued a very large project for a major national account. As a result of this success, we have evolved our business strategy to focus on further expanding the nature and scope of our products and services offered to our customers. This further expansion of our products and services includes pursuing projects to develop recurring revenue streams, including providing lighting and electrical maintenance services and utilizing control sensor technology to collect data and assisting customers in the digitization of this data, along with other potential services. We also are pursuing the expansion of our IoT, “smart-building” and “connected ceiling” and other related technology, software and controls products and services that we offer to our customers. While we currently intend to primarily pursue these expansion strategies organically, we also may explore potential additional business acquisitions, like our acquisition of Stay-Lite Lighting and Voltrek, which have more quickly added these types of expanded and different capabilities to our product and services offerings.

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

Our fiscal year ends on March 31. Our current fiscal year ends on March 31, 2024 and is referred to as “fiscal 2024”. We refer to our just completed fiscal year, which ended on March 31, 2023, as "fiscal 2023", and our prior fiscal year which ended on March 31, 2022 as "fiscal 2022". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Previously, we had four reportable segments: Orion Services Group Division ("OSG"), Orion Distribution Services Division ("ODS"), Orion U.S. Markets Division (“USM”) and Orion Electric Vehicle Charging Division (“EV Division”). Effective during the first quarter of fiscal 2024, we began to evaluate and report the business using three segments: Orion Lighting Division, Orion Maintenance Division and Orion Electric Vehicle Charging Division (“EV Division”).

Acquisition

Acquisition of Voltrek

Effective on October 5, 2022, we acquired all of the outstanding membership interests of Voltrek LLC, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. The initial purchase price consisted of $5.0 million cash and $1.0 million of stock. We also paid an additional $3.0 million based on Voltrek's performance in fiscal 2023 and could pay up to an additional $3.5 million and $7.15 million in compensatory consideration if Voltrek exceeds certain earnings targets in fiscal 2024 and 2025, respectively. The acquisition was funded from existing cash and credit resources and has been operating as Voltrek, a division of Orion Energy Systems.

Results of Operations - Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022		2023	2022
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$13,671	$13,483	1.4%	77.6%	75.3%
Service revenue	3,942	4,423	(10.9)%	22.4%	24.7%
Total revenue	17,613	17,906	(1.6)%	100.0%	100.0%
Cost of product revenue	10,059	10,385	(3.1)%	57.1%	58.0%
Cost of service revenue	4,383	3,967	10.5%	24.9%	22.2%
Total cost of revenue	14,442	14,352	0.6%	82.0%	80.2%
Gross profit	3,171	3,554	(10.8)%	18.0%	19.8%
General and administrative expenses	5,739	3,754	52.9%	32.6%	21.0%
Acquisition related costs	53	14	278.6%	0.3%	0.1%
Sales and marketing expenses	3,296	2,889	14.1%	18.7%	16.1%
Research and development expenses	480	514	(6.6)%	2.7%	2.9%
Loss from operations	(6,397)	(3,617)	76.9%	(36.3)%	(20.2)%
Other income	—	(1)	(100.0)%	—	(0.0)%
Interest expense	(176)	(17)	935.3%	(1.0)%	(0.1)%
Amortization of debt issue costs	(24)	(15)	60.0%	(0.1)%	(0.1)%
Interest income	2	—	NM	0.0%	0.0%
Loss before income tax	(6,595)	(3,650)	80.7%	(37.4)%	(20.4)%
Income tax expense (benefit)	42	(815)	NM	0.2%	(4.6)%
Net loss	$(6,637)	$(2,835)	134.1%	(37.7)%	(15.8)%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 1.4%, or $0.2 million, for the first quarter of fiscal 2024 versus the first quarter of fiscal 2023. Service revenue decreased 10.9%, or $0.5 million, for the first quarter of fiscal 2024 versus the first quarter of fiscal 2023. The resulting decrease in total revenue was due to variability in the timing of larger lighting projects offset by the addition of EV revenue. The decrease in the first quarter revenue was partially offset by revenues due to the acquisition Voltrek. Cost of product revenue decreased by 3.1%, or $0.3 million, in the first quarter of fiscal 2024 versus the comparable period in fiscal 2023. Cost of service revenue increased by 10.5%, or $0.4 million, in the first quarter of fiscal 2024 versus the comparable period in fiscal 2023. Gross margin decreased from 19.8% of revenue in the first quarter of fiscal 2023 to 18.0% in the first quarter of fiscal 2024, due primarily to reduced sales decreasing the absorption of fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses increased 52.9%, or $2.0 million, in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. This comparative increase was primarily due to the acquisition of Voltrek and a $1.1 million accrual of the expected Voltrek earn-out payment.

Acquisition Related Costs. Acquisition related costs were relatively flat, in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.

Sales and Marketing. Sales and marketing expenses increased 14.1%, or $0.4 million, in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. This comparative increase was primarily due to the acquisition of Voltrek.

Research and Development. Research and development expenses were relatively flat, in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.

Lighting Division

Our lighting division develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. Our lighting division provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers mostly through direct sales and also sells lighting products though manufacturer representative agencies and to the wholesale contractor markets through ESCOs and contractors.

The following table summarizes our lighting division operating results (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Revenues	$12,621	$13,852	(8.9)%
Operating loss	$(766)	$(1,004)	23.7%
Operating margin	(6.1)%	(7.2)%

Lighting division revenue in the first quarter of fiscal 2024 decreased by 8.9%, or $1.2 million compared to the first quarter of fiscal 2023. The decrease in lighting division revenue was due to variability in the timing of larger lighting projects. The decrease in corresponding operating loss in this segment is a result of improved gross margin.

Maintenance Division

Our maintenance division provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance division operating results (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Revenues	$3,754	$4,054	(7.4)%
Operating loss	$(1,840)	$(290)	(534.5)%
Operating margin	(49.0)%	(7.2)%

Maintenance division revenue in the first quarter of fiscal 2024 decreased by 7.4%, or $0.3 million, compared to the first quarter of fiscal 2023, primarily due to a decrease in sales to one customer. Operating loss in this segment increased as a result of a decrease in gross margins driven by higher subcontractor costs.

Electric Vehicle Charging Division

Our EV division offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Revenues	$1,238	$—	NM
Operating loss	$(1,934)	$—	NM
Operating margin	(156.2)%	—%

* NM - Not Meaningful

EV segment revenue generated by Voltrek in the first quarter of fiscal 2024 was $1.2 million. Operating loss in this segment was primarily a result of $1.1 million of earn-out expense included in general and administrative costs.

Liquidity and Capital Resources

Overview

We believe our existing cash and operating cash flow provide us with the financial flexibility needed to meet our capital requirements, including to fund targeted our budgeted capital expenditures and working capital needs for at least one year from the date of this report, as well as our longer-term capital requirements for periods beyond at least one year from the date of this report.

We had approximately $8.2 million in cash and cash equivalents as of June 30, 2023, compared to $16.0 million at March 31, 2023. Our cash position decreased as a result of an operating loss and an overall use of working capital during the first quarter of fiscal 2024.

Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost containment, working capital management and capital expenditures. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements for at least the next 12 months based on our current cash flow forecast, if we experience significant liquidity constraints, we may be required to issue equity or debt securities, reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Operating activities	$(7,327)	$(5,005)
Investing activities	(413)	(85)
Financing activities	(3)	48
Decrease in cash and cash equivalents	$(7,743)	$(5,042)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first quarter of fiscal 2024 was $7.3 million and consisted of our net loss of $6.6 million adjusted for non-cash expense items and net cash used in changes in operating assets of $0.8 million, the largest of which was a $1.9 million decrease in accounts payable.

Cash used in operating activities for the first quarter of fiscal 2023 was $5.0 million and consisted of our net loss of $2.8 million adjusted for non-cash expense items and net cash used in changes in working capital of $2.0 million, the largest of which was a $2.5 million decrease in accounts payable.

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.4 million in the first quarter of fiscal 2024 consisted primarily of purchases of property and equipment.

Cash used in investing activities of $0.1 million in the first quarter of fiscal 2023 consisted primarily of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash used by financing activities of $3 thousand in the first quarter of fiscal 2024 consisted primarily of payment of long-term debt.

Cash provided by financing activities of $48 thousand in the first quarter of fiscal 2023 consisted primarily of proceeds from employee equity exercises.

Working Capital

Our net working capital as of June 30, 2023 was $20.6 million, consisting of $43.0 million in current assets and $22.3 million in current liabilities. Our net working capital as of March 31, 2023 was $25.9 million, consisting of $50.4 million in current assets and $24.5 million in current liabilities.

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2023, the borrowing base of the Credit Facility supports $18.6 million of availability, with $8.6 million of remaining availability net of $10.0 million borrowed.

The Credit Agreement is secured by a first lien security interest in substantially all of our assets.

Effective November 4, 2022, we, along with the Lender, executed Amendment No. 1 to the Credit Agreement. The primary purpose of the amendment was to include the assets of our acquired subsidiaries, Stay-Lite Lighting and Voltrek as secured collateral under the Credit Agreement. Accordingly, eligible assets of Stay-Lite and Voltrek are now included in our borrowing base calculation for the purpose of establishing our monthly borrowing availability under the Credit Agreement. The amendment also clarified that the earn-out liabilities associated with the Stay-Lite and Voltrek transactions are permitted under the Credit Agreement and that the expenses recognized in connection with those earn-outs should be added back in the computation of EBITDA, as defined, under the Credit Agreement.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $19.0 million and $17.2 million as of June 30, 2023 and March 31, 2023, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, stock-based compensation and income taxes. The estimates of forecasted cash flows are used in the assessment for impairment of long-lived assets and the realizability of deferred tax assets. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2023. For the quarter ended June 30, 2023, there were no material changes in our accounting policies.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 3 in the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2023. There have been no material changes to such exposures since March 31, 2023.

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

As of June 30, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 15 – Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which we filed with the SEC on June 12, 2023 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2023.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)