Form 10-Q
period 2023-09-30
ORION ENERGY SYSTEMS, INC.
filed 2023-11-09
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

There were 32,512,221 shares of the Registrant’s common stock outstanding on October 31, 2023.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2023	March 31, 2023
Assets
Cash and cash equivalents	$4,025	$15,992
Accounts receivable, net	16,117	13,728
Revenue earned but not billed	1,827	1,320
Inventories, net	20,160	18,205
Prepaid expenses and other current assets	3,153	1,116
Total current assets	45,282	50,361
Property and equipment, net	10,368	10,470
Goodwill	1,484	1,484
Other intangible assets, net	5,464	6,004
Other long-term assets	3,232	3,260
Total assets	$65,830	$71,579
Liabilities and Shareholders’ Equity
Accounts payable	$15,561	$13,405
Accrued expenses and other	11,612	10,552
Deferred revenue, current	1,864	480
Current maturities of long-term debt	12	17
Total current liabilities	29,049	24,454
Revolving credit facility	10,000	10,000
Long-term debt, less current maturities	—	3
Deferred revenue, long-term	451	489
Other long-term liabilities	3,690	3,384
Total liabilities	43,190	38,330
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2023 and March 31, 2023; no shares issued and outstanding at September 30, 2023 and March 31, 2023	—	—
Common stock, no par value: Shares authorized: 200,000,000 at September 30, 2023 and March 31, 2023; shares issued: 41,973,543 at September 30, 2023 and 41,767,092 at March 31, 2023; shares outstanding: 32,503,320 at September 30, 2023 and 32,295,408 at March 31, 2023	—	—
Additional paid-in capital	161,321	160,907
Treasury stock, common shares: 9,470,223 at September 30, 2023 and 9,471,684 at March 31, 2023	(36,235)	(36,237)
Retained deficit	(102,446)	(91,421)
Total shareholders’ equity	22,640	33,249
Total liabilities and shareholders’ equity	$65,830	$71,579

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Product revenue	$15,588	$12,833	$29,259	$26,316
Service revenue	4,998	4,727	8,940	9,150
Total revenue	20,586	17,560	38,199	35,466
Cost of product revenue	10,897	9,287	20,956	19,672
Cost of service revenue	5,120	3,838	9,503	7,805
Total cost of revenue	16,017	13,125	30,459	27,477
Gross profit	4,569	4,435	7,740	7,989
Operating expenses:
General and administrative	5,040	3,945	10,779	7,699
Acquisition related costs	3	333	56	347
Sales and marketing	3,312	2,649	6,608	5,538
Research and development	382	451	862	965
Total operating expenses	8,737	7,378	18,305	14,549
Loss from operations	(4,168)	(2,943)	(10,565)	(6,560)
Other income (expense):
Other income	12	1	12	—
Interest expense	(192)	(16)	(368)	(33)
Amortization of debt issue costs	(25)	(16)	(49)	(31)
Interest income	—	—	2	—
Total other expense	(205)	(31)	(403)	(64)
Loss before income tax	(4,373)	(2,974)	(10,968)	(6,624)
Income tax expense	15	(643)	57	(1,458)
Net loss	$(4,388)	$(2,331)	$(11,025)	$(5,166)
Basic net loss per share attributable to common shareholders	$(0.14)	$(0.07)	$(0.34)	$(0.17)
Weighted-average common shares outstanding	32,502,566	31,330,030	32,424,623	31,240,475
Diluted net loss per share	$(0.14)	$(0.07)	$(0.34)	$(0.17)
Weighted-average common shares and share equivalents outstanding	32,502,566	31,330,030	32,424,623	31,240,475

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2023	32,295,408	$160,907	$(36,237)	$(91,421)	$33,249
Shares issued under Employee Stock Purchase Plan	699	—	1	—	1
Stock-based compensation	206,451	188	—	—	188
Net loss	—	—	—	(6,637)	(6,637)
Balance, June 30, 2023	32,502,558	$161,095	$(36,236)	$(98,058)	$26,801
Shares issued under Employee Stock Purchase Plan	762	—	1	—	1
Stock-based compensation	—	226	—	—	226
Net loss	—	—	—	(4,388)	(4,388)
Balance, September 30, 2023	32,503,320	$161,321	$(36,235)	$(102,446)	$22,640

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2022	31,097,872	$158,419	$(36,239)	$(57,080)	$65,100
Exercise of stock options for cash	26,646	54	—	—	54
Shares issued under Employee Stock Purchase Plan	443	—	1	—	1
Stock-based compensation	125,744	254	—	—	254
Employee tax withholdings on stock-based compensation	(634)	—	(2)	—	(2)
Net loss	—	—	—	(2,835)	(2,835)
Balance, June 30, 2022	31,250,071	$158,727	$(36,240)	$(59,915)	$62,572
Shares issued under Employee Stock Purchase Plan	648	—	1	—	1
Stock-based compensation	105,192	733	—	—	733
Net loss	—	—	—	(2,331)	(2,331)
Balance, September 30, 2022	31,355,911	$159,460	$(36,239)	$(62,246)	$60,975

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(11,025)	$(5,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	707	663
Amortization of intangible assets	540	104
Stock-based compensation	414	987
Amortization of debt issue costs	49	31
Deferred income tax	—	(1,620)
Loss on sale of property and equipment	45	10
Provision for inventory reserves	283	175
Provision for credit losses	190	20
Other	(1)	117
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,579)	233
Revenue earned but not billed	(507)	1,075
Inventories	(2,238)	2,808
Prepaid expenses and other assets	(2,058)	448
Accounts payable	2,154	(3,954)
Accrued expenses and other	1,365	(2,486)
Deferred revenue, current and long-term	1,346	(40)
Net cash used in operating activities	(11,315)	(6,595)
Investing activities
Cash to fund acquisition, net of cash received	—	55
Purchases of property and equipment	(747)	(442)
Additions to patents and licenses	—	(10)
Proceeds from sale of property, plant and equipment	100	—
Net cash used in investing activities	(647)	(397)
Financing activities
Payment of long-term debt	(7)	(8)
Proceeds from revolving credit facility	—	5,000
Payments of revolving credit facility	—	—
Payments to settle employee tax withholdings on stock-based compensation	—	(2)
Proceeds from employee equity exercises	2	56
Net cash (used in) provided by financing activities	(5)	5,046
Net decrease in cash and cash equivalents	(11,967)	(1,946)
Cash and cash equivalents at beginning of period	15,992	14,466
Cash and cash equivalents at end of period	$4,025	$12,520
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$363	$—

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three and six months ended September 30, 2023 and September 30, 2022, no suppliers accounted for more than 10.0% of total cost of revenue.

For the three months ended September 30, 2023, two customers accounted for 18.2% and 10.7% of total revenue, respectively. For the six months ended September 30, 2023, two customers accounted for 19.3% and 10.8% of total revenue, respectively. For the three and six months ended September 30, 2022, one customer accounted for 16.0% and 14.9% of total revenue, respectively.

As of September 30, 2023, two customers accounted for 11.1% and 10.6% of accounts receivable, respectively. As of March 31, 2023, one customer accounted for 10.8% of accounts receivable.

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs are either not applicable to the Company or will have minimal impact on its consolidated financial statements when adopted.

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

During the third quarter of fiscal 2023, Orion acquired Voltrek LLC ("Voltrek"), which sells and installs sourced electric vehicle charging stations and related software subscriptions and renewals. The results of Voltrek are included in the Orion Electric Vehicle Charging segment ("EV") and complement Orion’s existing turnkey installation model.

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

Revenue from the lighting and maintenance offering that includes both the sale of Orion manufactured or sourced product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Condensed Consolidated Statement of Operations.

The following tables provide detail of Orion’s total revenue for the three and six months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$11,928	$1,614	$13,542	$23,713	$2,445	$26,158
Maintenance services	876	2,757	3,633	1,775	5,612	7,387
Electric vehicle charging	2,752	627	3,379	3,734	883	4,617
Solar energy related revenues	13	—	13	13	—	13
Total revenues from contracts with customers	15,569	4,998	20,567	29,235	8,940	38,175
Revenue accounted for under other guidance	19	—	19	24	—	24
Total revenue	$15,588	$4,998	$20,586	$29,259	$8,940	$38,199

	Three Months Ended September 30, 2022			Six Months Ended September 30, 2022
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$12,059	$2,036	$14,095	$24,463	$3,394	$27,857
Maintenance services	755	2,691	3,446	1,744	5,756	7,500
Total revenues from contracts with customers	12,814	4,727	17,541	26,207	9,150	35,357
Revenue accounted for under other guidance	19	—	19	109	—	109
Total revenue	$12,833	$4,727	$17,560	$26,316	$9,150	$35,466

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of September 30, 2023 and March 31, 2023 (dollars in thousands):

	September 30, 2023	March 31, 2023
Accounts receivable, net	$16,117	$13,728
Contract assets	$1,827	$1,320
Contract liabilities	$1,748	$480

There were no significant changes in the contract assets outside of standard reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of September 30, 2023 and March 31, 2023, includes $1.7 million and $0.5 million, respectively, of contract liabilities which represent consideration received from a customer contract on which installation has not yet begun and Orion has not fulfilled the promises included. Of the $0.5 million outstanding as of March 31, 2023, $0.3 million has been recognized as revenue.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

As of September 30, 2023 and March 31, 2023, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	September 30, 2023	March 31, 2023
Accounts receivable, gross	$16,389	$13,814
Allowance for credit losses	(272)	(86)
Accounts receivable, net	$16,117	$13,728

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Beginning of period	$(272)	$(18)	$(86)	$(8)
Credit loss expense	—	(23)	(190)	(33)
Write-off	—	—	4	—
End of period	$(272)	$(41)	$(272)	$(41)

NOTE 5 — INVENTORIES, NET

As of September 30, 2023 and March 31, 2023, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of September 30, 2023
Raw materials and components	$7,292	$(1,085)	$6,207
Work in process	512	(141)	371
Finished goods	14,318	(736)	13,582
Total	$22,122	$(1,962)	$20,160

As of March 31, 2023
Raw materials and components	$9,988	$(1,094)	$8,894
Work in process	693	(135)	558
Finished goods	9,313	(560)	8,753
Total	$19,994	$(1,789)	$18,205

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consists primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees and sales tax receivable.

Other current assets as of September 30, 2023 and March 31, 2023 consists primarily of $1.8 million and none, respectively, of prepaid software and services.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of September 30, 2023 and March 31, 2023, property and equipment, net, included the following (dollars in thousands):

	September 30, 2023	March 31, 2023
Land and land improvements	$433	$433
Buildings and building improvements	9,504	9,491
Furniture, fixtures and office equipment	7,910	7,782
Leasehold improvements	540	540
Equipment leased to customers	4,997	4,997
Plant equipment	11,135	11,234
Vehicles	1,027	720
Construction in Progress	103	37
Gross property and equipment	35,649	35,234
Less: accumulated depreciation	(25,281)	(24,764)
Total property and equipment, net	$10,368	$10,470

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	September 30, 2023	March 31, 2023
Assets
Operating lease assets	Other long-term assets	$2,159	$2,174
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$948	$823
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	1,625	1,826
Total lease liabilities		$2,573	$2,649

Orion had operating lease costs of $0.7 million and $1.1 million for the three and six months ended September 30, 2023, respectively. Orion had operating lease costs of $0.3 million and $0.6 million for the three and six months ended September 30, 2022, respectively.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2024 (period remaining)	$531
Fiscal 2025	1,083
Fiscal 2026	984
Fiscal 2027	177
Thereafter	—
Total lease payments	$2,775
Less: Interest	(202)
Present value of lease liabilities	$2,573

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

As of September 30, 2023 and March 31, 2023, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	September 30, 2023				March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,521	$(1,981)	$540	8.4	$2,521	$(1,930)	$591
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	464	(117)	347	3.8	464	(73)	391
Customer relationships	5,509	(4,174)	1,335	3.3	5,509	(3,914)	1,595
Vendor relationships	2,600	(368)	2,232	6.0	2,600	(183)	2,417
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$12,052	$(7,598)	$4,454	5.3	$12,052	$(7,058)	$4,994

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,010	$—	$1,010		$1,010	$—	$1,010
Total Non-Amortized Intangible Assets	$1,010	$—	$1,010		$1,010	$—	$1,010

Amortization expense on intangible assets was $0.2 million and $0.5 million for the three and six months ended September 30, 2023, respectively.

Amortization expense on intangible assets was $0.1 million for the three and six months ended September 30, 2022, respectively.

The estimated amortization expense for the remainder of fiscal 2024, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2024 (period remaining)	$545
Fiscal 2025	1,083
Fiscal 2026	845
Fiscal 2027	587
Fiscal 2028	516
Fiscal 2029	469
Thereafter	409
Total	$4,454

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of September 30, 2023 and March 31, 2023, accrued expenses and other included the following (dollars in thousands):

	September 30, 2023	March 31, 2023
Accrued acquisition earn-out	$3,250	$3,000
Other accruals	2,739	2,598
Compensation and benefits	1,903	1,412
Accrued project costs	1,532	1,218
Credits due to customers	1,142	1,310
Warranty	517	497
Sales tax	335	274
Sales returns reserve	175	71
Legal and professional fees	19	172
Total	$11,612	$10,552

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Beginning of period	$654	$811	$646	$860
Accruals	81	29	145	196
Warranty claims (net of vendor reimbursements)	(60)	(142)	(116)	(358)
End of period	$675	$698	$675	$698

NOTE 11 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net loss per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the three and six months ended September 30, 2023 and 2022, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net (loss) income per common share is calculated based upon the following shares:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss (in thousands)	$(4,388)	$(2,331)	$(11,025)	$(5,166)
Denominator:
Weighted-average common shares outstanding	32,502,566	31,330,030	32,424,623	31,240,475
Weighted-average common shares and common share equivalents outstanding	32,502,566	31,330,030	32,424,623	31,240,475
Net loss per common share:
Basic	$(0.14)	$(0.07)	$(0.34)	$(0.17)
Diluted	$(0.14)	$(0.07)	$(0.34)	$(0.17)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Common stock options	—	85,136	—	85,136
Time-Based Restricted shares	933,808	845,645	933,808	845,645
Performance-Based Restricted shares	708,377	178,669	708,377	178,669
Total	1,642,185	1,109,450	1,642,185	1,109,450

NOTE 12 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	September 30, 2023	March 31, 2023
Revolving credit facility	$10,000	$10,000
Equipment debt obligations	12	20
Total long-term debt	10,012	10,020
Less current maturities	(12)	(17)
Long-term debt, less current maturities	$10,000	$10,003

Revolving Credit Agreement

On December 29, 2020, Orion entered into a $25 million Loan and Security Agreement with Bank of America, N.A., as lender (the “Credit Agreement”). The Credit Agreement replaced Orion’s prior $20.15 million secured revolving credit and security agreement (the “Prior Credit Agreement”).

The replacement of the Prior Credit Agreement with the Credit Agreement provides Orion with increased financing capacity and liquidity to fund its operations and implement its strategic plans.

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2023, the borrowing base of the Credit Facility supports $18.9 million of availability, with $8.9 million of remaining availability net of $10.0 million borrowed.

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

As of September 30, 2023, Orion was in compliance with all debt covenants.

Equipment Debt Obligations

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% per annum, respectively, and both debts mature in January 2024.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended September 30, 2023 and 2022, Orion recorded income tax expense (benefit) of $15 thousand and $(0.6) million, respectively, using this methodology. For the six months ended September 30, 2023 and 2022, Orion recorded income tax (benefit)/expense of $0.1 million and $(1.5) million, respectively, using this methodology.

As of September 30, 2023 and March 31, 2023, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

Uncertain Tax Positions

As of September 30, 2023, Orion’s balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended September 30, 2023, Orion issued 762 shares under the ESPP plan at a closing market price of $1.26. In the three months ended September 30, 2022, Orion issued 648 shares under the ESPP plan at a closing market price of $1.56.

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales have been effected pursuant to the ATM program through September 30, 2023.

NOTE 16 — STOCK OPTIONS AND RESTRICTED SHARES

At Orion's 2023 annual meeting of shareholders (the “2023 Annual Meeting”) held on August 10, 2023, Orion's shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the "Amended 2016 Plan"). The Amended 2016 Plan increased the number of shares of Orion's common stock available for issuance under the Amended 2016 Plan from 3,500,000 shares to 6,000,000 shares (an increase of 2,500,000 shares) and extended the term of the Amended 2016 Plan to the tenth anniversary of the date of the 2023 Annual Meeting.

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

During the three and six months ended September 30, 2023 and 2022, the following amounts of stock-based compensation were recorded in Orion’s Condensed Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Cost of product revenue	$2	$1	$3	$2
General and administrative	218	729	400	979
Sales and marketing	4	2	8	4
Research and development	2	1	3	2
Total	$226	$733	$414	$987

During the three and six months ended September 30, 2023, Orion had the following activity related to its stock-based compensation.

	Time-Based Restricted Shares	Performance-Based Restricted Shares	Stock Options
Awards outstanding at March 31, 2023	612,819	130,635	73,136
Awards granted	532,690	577,742	—
Awards vested or exercised	(206,451)	—	—
Awards forfeited	(5,250)	—	(73,136)
Awards outstanding at September 30, 2023	933,808	708,377	—
Per share weighted average price on grant date	$1.56	$1.55	—

As of September 30, 2023, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.6 years, was approximately $1.8 million.

NOTE 17 — SEGMENTS

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Orion's CODM is the chief executive officer. Previously, Orion had four reportable segments: Orion Services Group Division ("OSG"), Orion Distribution Services Division ("ODS"), Orion U.S. Markets Division (“USM”) and Orion Electric Vehicle Charging Division (“EV Segment”). Effective during the first quarter of fiscal 2024, Orion began to evaluate and report the business using three segments: Orion Lighting Division, Orion Maintenance Division and Orion Electric Vehicle Charging Division. Orion configured its fiscal 2024 budget in order to compare actual performance to plan performance for these segments. Due to the change in composition of reportable segments in the first quarter of fiscal 2024, the corresponding segment information for fiscal year 2023 has been restated for presentation on a comparable basis.

Lighting Segment

The Lighting Segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. The Lighting Segment provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers. The Lighting Segment sells mostly through direct sales, but it also sells lighting products though manufacturer representative agencies and to the wholesale contractor markets through energy service companies and contractors.

Maintenance Segment

The Maintenance Segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

Electric Vehicle Charging Segment

The EV Charging Segment offers leading electric vehicle charging expertise, sells and installs sourced electric vehicle charging stations with related software subscriptions and renewals and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

Corporate and Other

Corporate and Other is comprised of operating expenses not allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues		Operating Loss		Total Assets
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022	September 30, 2023	March 31, 2023
Segments:
Lighting Segment	$13,573	$14,115	$(1,962)	$(2,296)	$27,827	$25,009
Maintenance Segment	3,634	3,445	(1,760)	(795)	8,051	10,372
Electric Vehicle Charging Segment	3,379	—	(1,029)	—	16,626	11,501
Corporate and Other	—	—	583	148	13,326	24,697
	$20,586	$17,560	$(4,168)	$(2,943)	$65,830	$71,579

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Segments:
Lighting Segment	$26,194	$27,967	$(2,728)	$(3,300)
Maintenance Segment	7,388	7,499	(3,600)	(1,085)
Electric Vehicle Charging Segment	4,617	—	(2,963)	—
Corporate and Other	—	—	(1,274)	(2,175)
	$38,199	$35,466	$(10,565)	$(6,560)

NOTE 18 — ACQUISITION

Acquisition of Voltrek

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider for a purchase price of $5.0 million in cash and $1.0 million of shares of common stock of Orion, subject to normal and customary closing adjustments of $0.9 million (the “Voltrek Acquisition”). In addition, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earn-out periods to the extent they are earned. As of September 30, 2023, Orion recorded $3.0 million to accrued expenses for its fiscal 2023 earn-out payment and an additional $2.1 million to other long-term liabilities for the cumulative potential earn-out opportunity which is anticipated to be paid in fiscal 2026. The Voltrek Acquisition was funded with cash and Orion shares. Voltrek operates as Voltrek, an Orion Energy Systems business. The Voltrek Acquisition leverages Orion’s project management and maintenance expertise into a rapidly growing sector.

Orion has accounted for the Voltrek Acquisition as a business combination. Orion has allocated a purchase price of approximately $6.9 million to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. The purchase price and closing adjustments were paid in cash and 620,067 shares of common stock with a total fair market value of $1.0 million, which is recorded in the opening balance sheet at fair value of $0.8 million, the discount on which is due to lock-up requirements on the shares.

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

Transaction costs related to the Voltrek Acquisition are recorded in acquisition costs in the Condensed Consolidated Statements of Operations. Transaction costs totaled $3 thousand and $0.1 million in the three and six months ended September 30, 2023, respectively, and $0.3 million in each of the three and six months ended September 30, 2022, respectively.

If Voltrek had been acquired on April 1, 2022, the pro forma Orion revenue for the three and six months ended September 30, 2022 would have been $18.8 million and $37.9 million, respectively. Proforma net loss for the three and six months ended September 30, 2022 would have been $(2.7) million and $(6.0) million, respectively.

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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, sourced wireless Internet of Things (“IoT”) enabled control solutions, commercial and industrial electric vehicle (“EV”) charging infrastructure solutions and maintenance services. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We sell our products and services into many vertical markets within the broader commercial and industrial market segment. Primary verticals include: big box retail, manufacturing, warehousing/logistics, commercial office, federal and municipal government, healthcare and schools. Our services consist of turnkey installation and system maintenance. Virtually all of our sales occur within North America.

Our lighting products consist primarily of LED lighting fixtures, many of which include sourced IoT enabled control systems. Our principal lighting customers include large national account end-users, federal and state government facilities, large regional account end-users, electrical distributors, electrical contractors and energy service companies (“ESCOs”). Currently, most of our lighting products are manufactured at our leased production facility located in Manitowoc, Wisconsin, although as the LED and related IoT market continues to evolve, we are increasingly sourcing products and components from third parties in order to provide versatility in our product development.

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

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Previously, we had four reportable segments: Orion Services Group Division ("OSG"), Orion Distribution Services Division ("ODS"), Orion U.S. Markets Division (“USM”) and Orion Electric Vehicle Charging Division (“EV Segment”). Effective during the first quarter of fiscal 2024, we began to evaluate and report the business using three segments: Orion Lighting Division, Orion Maintenance Division and Orion Electric Vehicle Charging Division.

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

Results of Operations - Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022		2023	2022
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$15,588	$12,833	21.5%	75.7%	73.1%
Service revenue	4,998	4,727	5.7%	24.3%	26.9%
Total revenue	20,586	17,560	17.2%	100.0%	100.0%
Cost of product revenue	10,897	9,287	17.3%	52.9%	52.9%
Cost of service revenue	5,120	3,838	33.4%	24.9%	21.9%
Total cost of revenue	16,017	13,125	22.0%	77.8%	74.7%
Gross profit	4,569	4,435	3.0%	22.2%	25.3%
General and administrative expenses	5,040	3,945	27.8%	24.5%	22.5%
Acquisition related costs	3	333	(99.1)%	0.0%	1.9%
Sales and marketing expenses	3,312	2,649	25.0%	16.1%	15.1%
Research and development expenses	382	451	(15.3)%	1.9%	2.6%
Loss from operations	(4,168)	(2,943)	(41.6)%	(20.2)%	(16.8)%
Other income	12	1	1100.0%	0.1%	0.0%
Interest expense	(192)	(16)	1100.0%	(0.9)%	(0.1)%
Amortization of debt issue costs	(25)	(16)	56.3%	(0.1)%	(0.1)%
Loss before income tax	(4,373)	(2,974)	(47.0)%	(21.2)%	(16.9)%
Income tax expense (benefit)	15	(643)	NM	0.1%	(3.7)%
Net loss	$(4,388)	$(2,331)	(88.2)%	(21.3)%	(13.3)%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 21.5%, or $2.8 million, for the second quarter of fiscal 2024 versus the second quarter of fiscal 2023. Service revenue increased 5.7%, or $0.3 million, for the second quarter of fiscal 2024 versus the second quarter of fiscal 2023. The increase in total revenue was due to the addition of EV revenue from the Voltrek acquistion and a new 3-year preventive maintenance contract. Cost of product revenue increased by 17.3%, or $1.6 million, in the second quarter of fiscal 2024 versus the comparable period in fiscal 2023. Cost of service revenue increased by 33.4%, or $1.3 million, in the second quarter of fiscal 2024 versus the comparable period in fiscal 2023. Gross margin decreased from 25.3% of revenue in the second quarter of fiscal 2023 to 22.2% in the second quarter of fiscal 2024, due primarily to inflationary cost pressures related to subcontractor costs and maintenance technician costs on fixed price contracts.

Operating Expenses

General and Administrative. General and administrative expenses increased 27.8%, or $1.1 million, in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. This comparative increase was primarily due to the $1.1 million accrual of the expected Voltrek earn-out payment.

Acquisition Related Costs. Acquisition related costs decreased 99.1% or $0.3 million, in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023.

Sales and Marketing. Sales and marketing expenses increased 25.0%, or $0.7 million, in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. This comparative increase was primarily due to the inclusion of Voltrek in the current year and commissions on higher revenues.

Research and Development. Research and development expenses decreased 15.3% or $0.1 million, in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. This comparative decrease was primarily due to the reduction of site testing costs.

Interest Expense. Interest expenses increased 1100.0% or $0.2 million, in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. This comparative increase was primarily due to the interest on increased outstanding borrowings.

Lighting Division

Our lighting division develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. Our lighting division provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers. Our lighting division sells mostly through direct sales and also through manufacturer representative agencies and to the wholesale contractor markets through ESCOs and contractors.

The following table summarizes our lighting division operating results (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	% Change
Revenues	$13,573	$14,115	(3.8)%
Operating loss	$(1,962)	$(2,296)	14.5%
Operating margin	(14.5)%	(16.3)%

Lighting division revenue in the second quarter of fiscal 2024 decreased by 3.8%, or $0.5 million, compared to the second quarter of fiscal 2023. The decrease in lighting division revenue was due to variability in the timing of larger lighting projects. The decrease in corresponding operating loss in this segment is a result of a decrease in under absorption of fixed costs.

Maintenance Division

Our maintenance division provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance division operating results (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	% Change
Revenues	$3,634	$3,445	5.5%
Operating loss	$(1,760)	$(795)	(121.4)%
Operating margin	(48.4)%	(23.1)%

Maintenance division revenue in the second quarter of fiscal 2024 increased by 5.5%, or $0.2 million, compared to the second quarter of fiscal 2023, primarily due to a new 3-year preventive maintenance contract. Operating loss in this segment increased as a result of a decrease in gross margins primarily due to inflationary cost pressures related to subcontractor costs and maintenance technician costs on fixed price contracts.

Electric Vehicle Charging Division

Our EV division offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	% Change
Revenues	$3,379	$—	NM
Operating loss	$(1,029)	$—	NM
Operating margin	(30.5)%	—%

* NM - Not Meaningful

EV segment revenue generated by Voltrek in the second quarter of fiscal 2024 was $3.4 million. Operating loss in this segment was primarily a result of the $1.1 million of earn-out expense included in general and administrative costs and the allocation of corporate expenses.

Results of Operations - Six Months Ended September 30, 2023 versus Six Months Ended September 30, 2022

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Six Months Ended September 30,
	2023	2022		2023	2022
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$29,259	$26,316	11.2%	76.6%	74.2%
Service revenue	8,940	9,150	(2.3)%	23.4%	25.8%
Total revenue	38,199	35,466	7.7%	100.0%	100.0%
Cost of product revenue	20,956	19,672	6.5%	54.9%	55.5%
Cost of service revenue	9,503	7,805	21.8%	24.9%	22.0%
Total cost of revenue	30,459	27,477	10.9%	79.7%	77.5%
Gross profit	7,740	7,989	(3.1)%	20.3%	22.5%
General and administrative expenses	10,779	7,699	40.0%	28.2%	21.7%
Acquisition related costs	56	347	(83.9)%	0.1%	1.0%
Sales and marketing expenses	6,608	5,538	19.3%	17.3%	15.6%
Research and development expenses	862	965	(10.7)%	2.3%	2.7%
Loss from operations	(10,565)	(6,560)	(61.1)%	(27.7)%	(18.5)%
Other income	12	—	NM	0.0%	—
Interest expense	(368)	(33)	1015.2%	(1.0)%	(0.1)%
Amortization of debt issue costs	(49)	(31)	58.1%	(0.1)%	(0.1)%
Loss before income tax	(10,970)	(6,624)	(65.6)%	(28.7)%	(18.7)%
Income tax expense (benefit)	57	(1,458)	NM	0.1%	(4.1)%
Net loss	$(11,027)	$(5,166)	(113.5)%	(28.9)%	(14.6)%

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 11.2%, or $2.9 million, for the first six months of fiscal 2024 versus the first six months of fiscal 2023. Service revenue decreased 2.3%, or $0.2 million, for the first six months of fiscal 2024 versus the first six months of fiscal 2023. The resulting increase in total revenue was due to the addition of EV revenue from the Voltrek acquisition, offset by variability in the timing of larger lighting projects. Cost of product revenue increased by 6.5%, or $1.3 million, in the first six months of fiscal 2024 versus the comparable period in fiscal 2023. Cost of service revenue increased by 21.8%, or $1.7 million, in the first six months of fiscal 2024 versus the comparable period in fiscal 2023. Gross margin decreased from 22.5% of revenue in the first six months of fiscal 2023 to 20.3% in the first six months of fiscal 2024, due primarily to inflationary cost pressures related to subcontractor costs and maintenance technician costs on fixed price contracts.

Operating Expenses

General and Administrative. General and administrative expenses increased 40.0%, or $3.1 million, in the first six months of fiscal 2024 compared to the first six months of fiscal 2023. This comparative increase was primarily due to the $2.3 million accrual of the expected Voltrek earn-out payment.

Acquisition Related Costs. Acquisition related costs decreased 83.9%, or $0.3 million, in the first six months of fiscal 2024 compared to the first six months of fiscal 2023.

Sales and Marketing. Sales and marketing expenses increased 19.3%, or $1.1 million, in the first six months of fiscal 2024 compared to the first six months of fiscal 2023. This comparative increase was primarily due to the acquisition of Voltrek and commissions on higher revenues.

Research and Development. Research and development expenses decreased 10.7%, or $0.1 million, in the first six months of fiscal 2024 compared to the first six months of fiscal 2023. This comparative decrease was primarily due to the reduction of employment costs.

Interest Expense. Interest expenses increased 1015.2% or $0.3 million, in the first six months of fiscal 2024 compared to the first six months of fiscal 2023. This comparative increase was primarily due to the interest on outstanding borrowings.

Lighting Division

The following table summarizes our lighting division operating results (dollars in thousands):

	Six Months Ended September 30,
	2023	2022	% Change
Revenues	$26,194	$27,967	(6.3)%
Operating loss	$(2,728)	$(3,300)	17.3%
Operating margin	(10.4)%	(11.8)%

Lighting division revenue in the first six months of fiscal 2024 decreased by 6.3%, or $1.8 million compared to the first six months of fiscal 2023. The decrease in lighting division revenue was due to variability in the timing of larger lighting projects. The decrease in corresponding operating loss in this segment is a result of a decrease in under absorption of fixed costs.

Maintenance Division

The following table summarizes our maintenance division operating results (dollars in thousands):

	Six Months Ended September 30,
	2023	2022	% Change
Revenues	$7,388	$7,499	(1.5)%
Operating loss	(3,600)	(1,085)	(231.8)%
Operating margin	(48.7)%	(14.5)%

Maintenance division revenue in the first six months of fiscal 2024 increased by 1.5%, or $0.1 million, compared to the first six months of fiscal 2023, primarily due to a new 3-year preventive maintenance contract. Operating loss in this segment increased as a result of a decrease in gross margins primarily due to inflationary cost pressures related to subcontractor costs and maintenance technician costs on fixed price contracts.

Electric Vehicle Charging Division

The following table summarizes our EV segment operations results (dollars in thousands):

	Six Months Ended September 30,
	2023	2022	% Change
Revenues	$4,617	$—	NM
Operating loss	(2,963)	—	NM
Operating margin	(64.2)%	—%

* NM - Not Meaningful

EV segment revenue generated by Voltrek in the first six months of fiscal 2024 was $4.6 million. Operating loss in this segment was primarily a result of the $2.3 million of earn-out expense included in general and administrative costs and the allocation of corporate expenses.

Liquidity and Capital Resources

Overview

We believe our existing cash and operating cash flow provide us with the financial flexibility needed to meet our capital requirements, based on our current cash flow forecast, including to fund our budgeted capital expenditures and working capital needs for at least one year from the date of this report, as well as our currently anticipated longer-term capital requirements for periods beyond at least one year from the date of this report.

We had approximately $4.0 million in cash and cash equivalents as of September 30, 2023, compared to $16.0 million at March 31, 2023. Our cash position decreased as a result of an operating loss and an overall use of working capital during the first six months of fiscal 2024. We expect our operating cash flows to be positive during the second half of fiscal 2024.

Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost containment, working capital management and capital expenditures. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements for at least the next 12 months based on our current cash flow forecast, if we experience significant liquidity constraints, we may be required to issue equity or debt securities, reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash. We are also currently pursuing other potential supplemental liquidity sources.

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended September 30,
	2023	2022
Operating activities	$(11,315)	$(6,595)
Investing activities	(647)	(397)
Financing activities	(5)	5,046
Decrease in cash and cash equivalents	$(11,967)	$(1,946)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first six months of fiscal 2024 was $11.3 million and consisted of our net loss of $11.1 million adjusted for non-cash expense items and net cash used in changes in operating assets of $0.2 million, the largest of which was a $2.6 million increase in accounts receivable.

Cash used in operating activities for the first six months of fiscal 2023 was $6.6 million and consisted of our net loss of $5.2 million adjusted for non-cash expense items and net cash used in changes in working capital of $1.3 million, the largest of which was a $4.0 million decrease in accounts payable.

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.6 million in the first six months of fiscal 2024 consisted primarily of purchases of property and equipment, partially offset by proceeds from sale of property and equipment.

Cash used in investing activities of $0.4 million in the first six months of fiscal 2023 consisted primarily of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash used by financing activities of $5 thousand in the first six months of fiscal 2024 consisted primarily of payment of long-term debt.

Cash provided by financing activities of $5.0 million in the first six months of fiscal 2023 consisted primarily of proceeds from our revolving credit facility, which was drawn down to subsequently pay the cash purchase price to acquire Voltrek.

Working Capital

Our net working capital as of September 30, 2023 was $16.2 million, consisting of $45.3 million in current assets and $29.0 million in current liabilities. Our net working capital as of March 31, 2023 was $25.9 million, consisting of $50.4 million in current assets and $24.5 million in current liabilities.

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2023, the borrowing base of the Credit Facility supports $18.9 million of availability, with $8.9 million of remaining availability net of $10.0 million borrowed.

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

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $21.2 million and $17.2 million as of September 30, 2023 and March 31, 2023, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, stock-based compensation and income taxes. The estimates of forecasted cash flows are used in the assessment for impairment of long-lived assets and the realizability of deferred tax assets. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2023. For the quarter ended September 30, 2023, there were no material changes in our accounting policies.

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

As of September 30, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)
Exhibits

10.1

Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated [Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 30, 2023 (File No. 001-33887)].

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2023.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)