Form 10-Q
period 2023-12-31
ORION ENERGY SYSTEMS, INC.
filed 2024-02-07
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

There were 32,561,601 shares of the Registrant’s common stock outstanding on January 31, 2024.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2023	March 31, 2023
Assets
Cash and cash equivalents	$4,967	$15,992
Accounts receivable, net	15,714	13,728
Revenue earned but not billed	1,692	1,320
Inventories, net	20,843	18,205
Prepaid expenses and other current assets	2,472	1,116
Total current assets	45,688	50,361
Property and equipment, net	10,026	10,470
Goodwill	1,484	1,484
Other intangible assets, net	5,191	6,004
Other long-term assets	3,021	3,260
Total assets	$65,410	$71,579
Liabilities and Shareholders’ Equity
Accounts payable	$18,866	$13,405
Accrued expenses and other	11,657	10,552
Deferred revenue, current	172	480
Current maturities of long-term debt	7	17
Total current liabilities	30,702	24,454
Revolving credit facility	10,000	10,000
Long-term debt, less current maturities	—	3
Deferred revenue, long-term	432	489
Other long-term liabilities	3,618	3,384
Total liabilities	44,752	38,330
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2023 and March 31, 2023; no shares issued and outstanding at December 31, 2023 and March 31, 2023	—	—
Common stock, no par value: Shares authorized: 200,000,000 at December 31, 2023 and March 31, 2023; shares issued: 42,021,341 at December 31, 2023 and 41,767,092 at March 31, 2023; shares outstanding: 32,551,737 at December 31, 2023 and 32,295,408 at March 31, 2023	—	—
Additional paid-in capital	161,594	160,907
Treasury stock, common shares: 9,469,604 at December 31, 2023 and 9,471,684 at March 31, 2023	(36,234)	(36,237)
Retained deficit	(104,702)	(91,421)
Total shareholders’ equity	20,658	33,249
Total liabilities and shareholders’ equity	$65,410	$71,579

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Product revenue	$17,007	$15,399	$46,266	$41,715
Service revenue	8,964	4,889	17,904	14,039
Total revenue	25,971	20,288	64,170	55,754
Cost of product revenue	12,302	11,480	33,258	31,152
Cost of service revenue	7,302	4,027	16,805	11,832
Total cost of revenue	19,604	15,507	50,063	42,984
Gross profit	6,367	4,781	14,107	12,770
Operating expenses:
General and administrative	4,910	5,484	15,689	13,183
Acquisition related costs	—	493	56	840
Sales and marketing	3,170	2,983	9,778	8,521
Research and development	349	409	1,211	1,374
Total operating expenses	8,429	9,369	26,734	23,918
Loss from operations	(2,062)	(4,588)	(12,627)	(11,148)
Other income (expense):
Other income	25	—	37	—
Interest expense	(193)	(64)	(561)	(97)
Amortization of debt issue costs	(25)	(16)	(74)	(47)
Interest income	—	—	2	—
Total other expense	(193)	(80)	(596)	(144)
Loss before income tax	(2,255)	(4,668)	(13,223)	(11,292)
Income tax expense	1	19,391	58	17,933
Net loss	$(2,256)	$(24,059)	$(13,281)	$(29,225)
Basic net loss per share attributable to common shareholders	$(0.07)	$(0.75)	$(0.41)	$(0.93)
Weighted-average common shares outstanding	32,531,563	32,047,755	32,460,398	31,510,547
Diluted net loss per share	$(0.07)	$(0.75)	$(0.41)	$(0.93)
Weighted-average common shares and share equivalents outstanding	32,531,563	32,047,755	32,460,398	31,510,547

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2023	32,295,408	$160,907	$(36,237)	$(91,421)	$33,249
Shares issued under Employee Stock Purchase Plan	699	—	1	—	1
Stock-based compensation	206,451	188	—	—	188
Net loss	—	—	—	(6,637)	(6,637)
Balance, June 30, 2023	32,502,558	$161,095	$(36,236)	$(98,058)	$26,801
Shares issued under Employee Stock Purchase Plan	762	—	1	—	1
Stock-based compensation	—	226	—	—	226
Net loss	—	—	—	(4,388)	(4,388)
Balance, September 30, 2023	32,503,320	$161,321	$(36,235)	$(102,446)	$22,640
Issuance of common stock for services	5,859	6	—	—	6
Shares issued under Employee Stock Purchase Plan	672	—	1	—	1
Stock-based compensation	41,939	267	—	—	267
Employee tax withholdings on stock-based compensation	(53)	—	—	—	—
Net loss	—	—	—	(2,256)	(2,256)
Balance, December 31, 2023	32,551,737	$161,594	$(36,234)	$(104,702)	$20,658

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2022	31,097,872	$158,419	$(36,239)	$(57,080)	$65,100
Exercise of stock options for cash	26,646	54	—	—	54
Shares issued under Employee Stock Purchase Plan	443	—	1	—	1
Stock-based compensation	125,744	254	—	—	254
Employee tax withholdings on stock-based compensation	(634)	—	(2)	—	(2)
Net loss	—	—	—	(2,835)	(2,835)
Balance, June 30, 2022	31,250,071	$158,727	$(36,240)	$(59,915)	$62,572
Shares issued under Employee Stock Purchase Plan	648	—	1	—	1
Stock-based compensation	105,192	733	—	—	733
Net loss	—	—	—	(2,331)	(2,331)
Balance, September 30, 2022	31,355,911	$159,460	$(36,239)	$(62,246)	$60,975
Issuance of common stock for acquisition	620,067	770	—	—	770
Issuance of common stock for services	10,976	18	—	—	18
Shares issued under Employee Stock Purchase Plan	621	—	1	—	1
Stock-based compensation	304,686	448	—	—	448
Employee tax withholdings on stock-based compensation	(287)	—	—	—	—
Net loss	—	—	—	(24,059)	(24,059)
Balance, December 31, 2022	32,291,974	$160,696	$(36,238)	$(86,305)	$38,153

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2023	2022
Operating activities
Net loss	$(13,281)	$(29,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,067	974
Amortization of intangible assets	813	373
Stock-based compensation	681	1,435
Amortization of debt issue costs	74	47
Deferred income tax	—	17,804
Loss on sale of property and equipment	84	10
Provision for inventory reserves	325	407
Provision for credit losses	170	25
Other	1	150
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,156)	(431)
Revenue earned but not billed	(372)	(321)
Inventories	(2,963)	1,001
Prepaid expenses and other assets	(1,189)	609
Accounts payable	5,506	2,418
Accrued expenses and other	1,337	(566)
Deferred revenue, current and long-term	(364)	42
Net cash used in operating activities	(10,267)	(5,248)
Investing activities
Cash to fund acquisition, net of cash received	—	(5,508)
Purchases of property and equipment	(868)	(573)
Additions to patents and licenses	—	(9)
Proceeds from sale of property, plant and equipment	118	—
Net cash used in investing activities	(750)	(6,090)
Financing activities
Payment of long-term debt	(11)	(12)
Proceeds from revolving credit facility	—	5,000
Payments of revolving credit facility	—	—
Payments to settle employee tax withholdings on stock-based compensation	—	(2)
Deferred financing costs	—	(29)
Proceeds from employee equity exercises	3	57
Net cash (used in) provided by financing activities	(8)	5,014
Net decrease in cash and cash equivalents	(11,025)	(6,324)
Cash and cash equivalents at beginning of period	15,992	14,466
Cash and cash equivalents at end of period	$4,967	$8,142
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$363	$—
Issuance of common stock in connection with acquisition	$—	$770

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

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC on June 12, 2023. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three months ended December 31, 2023, one supplier accounted for 12.6% of total cost of revenue. For the three months ended December 31, 2022, one supplier accounted for 13.3% of total cost of revenue. For each of the nine months ended December 31, 2023 and 2022, no suppliers accounted for more than 10.0% of total cost of revenue.

For the three and nine months ended December 31, 2023, one customer accounted for 27.1% and 22.4% of total revenue, respectively. For the three and nine months ended December 31, 2022, one customer accounted for 18.2% and 16.1% of total revenue, respectively.

As of December 31, 2023, two customers accounted for 25.2% and 11.4% of accounts receivable, respectively. As of March 31, 2023, one customer accounted for 10.8% of accounts receivable.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“Nasdaq”)

On December 21, 2023, Orion received a deficiency notice from Nasdaq that Orion was not in compliance with Rule 5450(a)(1) of the listing requirements (the “Minimum Bid Price Requirement”) because the per share closing bid price had been below $1.00 for thirty consecutive business days. On January 26, 2024, Orion received notice from Nasdaq Capital Market that Orion had regained compliance with Nasdaq's minimum price requirement.

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). Orion considers the applicability and impact of all ASUs.

Recently Adopted Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments were effective for Orion for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Orion adopted ASU 2016-13 effective April 1, 2023. The effect of adoption was immaterial.

Issued: Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, Early adoption is permitted. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

NOTE 3 — REVENUE

Orion generates revenue primarily by selling manufactured or sourced commercial lighting fixtures and components, sourced electric vehicle chargers and related products, installing these products in customer’s facilities, and providing maintenance services including repairs and replacements for the lighting and related electrical components. Orion recognizes revenue in accordance with the guidance in “Revenue from Contracts with Customers” (Topic 606) when control of the goods or services being provided (which we refer to as a performance obligation) is transferred to a customer at an amount that reflects the consideration Orion expects to receive in exchange for those goods or services.

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

The following tables provide detail of Orion’s total revenue for the three and nine months ended December 31, 2023 and December 31, 2022 (dollars in thousands):

	Three Months Ended December 31, 2023			Nine Months Ended December 31, 2023
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$13,773	$4,745	$18,518	$37,486	$7,190	$44,676
Maintenance services	1,080	3,529	4,609	2,855	9,141	11,996
Electric vehicle charging	2,128	690	2,818	5,862	1,573	7,435
Solar energy related revenues	7	—	7	20	—	20
Total revenues from contracts with customers	16,988	8,964	25,952	46,223	17,904	64,127
Revenue accounted for under other guidance	19	—	19	43	—	43
Total revenue	$17,007	$8,964	$25,971	$46,266	$17,904	$64,170

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$11,543	$1,679	$13,222	$36,006	$5,073	$41,079
Maintenance services	772	2,534	3,306	2,516	8,290	10,806
Electric vehicle charging	2,154	676	2,830	2,154	676	2,830
Total revenues from contracts with customers	14,469	4,889	19,358	40,676	14,039	54,715
Revenue accounted for under other guidance	930	—	930	1,039	—	1,039
Total revenue	$15,399	$4,889	$20,288	$41,715	$14,039	$55,754

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of December 31, 2023 and March 31, 2023 (dollars in thousands):

	December 31, 2023	March 31, 2023
Accounts receivable, net	$15,714	$13,728
Contract assets	$1,692	$1,320
Contract liabilities	$82	$480

There were no significant changes in the contract assets outside of standard reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of December 31, 2023 and March 31, 2023, includes $0.1 million and $0.5 million, respectively, of contract liabilities which represent consideration received from a customer contract on which installation has not yet begun and Orion has not fulfilled the promises included. Of the $0.5 million outstanding as of March 31, 2023, $0.5 million has subsequently been recognized as revenue.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

As of December 31, 2023 and March 31, 2023, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	December 31, 2023	March 31, 2023
Accounts receivable, gross	$15,966	$13,814
Allowance for credit losses	(252)	(86)
Accounts receivable, net	$15,714	$13,728

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Beginning of period	$(272)	$(41)	$(86)	$(8)
Reserve adjustment	20	—	20	—
Credit loss expense	—	(15)	(190)	(48)
Write-off	—	—	4	—
End of period	$(252)	$(56)	$(252)	$(56)

NOTE 5 — INVENTORIES, NET

As of December 31, 2023 and March 31, 2023, Orion's inventory balances were as follows (dollars in thousands):

	Cost	Excess and Obsolescence Reserve	Net
As of December 31, 2023
Raw materials and components	$8,322	$(1,142)	$7,180
Work in process	497	(136)	361
Finished goods	13,977	(675)	13,302
Total	$22,796	$(1,953)	$20,843

As of March 31, 2023
Raw materials and components	$9,988	$(1,094)	$8,894
Work in process	693	(135)	558
Finished goods	9,313	(560)	8,753
Total	$19,994	$(1,789)	$18,205

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consists primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees and sales tax receivable.

Other current assets as of December 31, 2023 and March 31, 2023 consists primarily of $1.6 million and $0, respectively, of prepaid software and services.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of December 31, 2023 and March 31, 2023, property and equipment, net, included the following (dollars in thousands):

	December 31, 2023	March 31, 2023
Land and land improvements	$433	$433
Buildings and building improvements	9,504	9,491
Furniture, fixtures and office equipment	7,923	7,782
Leasehold improvements	540	540
Equipment leased to customers	4,997	4,997
Plant equipment	11,136	11,234
Vehicles	982	720
Construction in Progress	103	37
Gross property and equipment	35,618	35,234
Less: accumulated depreciation	(25,592)	(24,764)
Total property and equipment, net	$10,026	$10,470

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	December 31, 2023	March 31, 2023
Assets
Operating lease assets	Other long-term assets	$1,966	$2,174
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$969	$823
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	1,377	1,826
Total lease liabilities		$2,346	$2,649

Orion had operating lease costs of $0.5 million and $1.5 million for the three and nine months ended December 31, 2023, respectively. Orion had operating lease costs of $0.4 million and $1.2 million for the three and nine months ended December 31, 2022, respectively.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2024 (period remaining)	$267
Fiscal 2025	1,083
Fiscal 2026	984
Fiscal 2027	177
Thereafter	—
Total lease payments	$2,511
Less: Interest	(165)
Present value of lease liabilities	$2,346

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Orion had $0.9 million of goodwill related to its purchase of Voltrek in the third quarter of fiscal 2023, which has an indefinite life, and is assigned to the EV Charging operating segment.

Orion had $0.6 million of goodwill related to its purchase of Stay-Light Lighting during fiscal year 2022, which has an indefinite life, and is assigned to the Maintenance operating segment.

See Note 18 – Acquisition for further discussion of the Voltrek acquisition.

As of December 31, 2023 and March 31, 2023, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	December 31, 2023				March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,521	$(2,005)	$516	8.3	$2,521	$(1,930)	$591
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	464	(140)	324	3.7	464	(73)	391
Customer relationships	5,509	(4,307)	1,202	3.3	5,509	(3,914)	1,595
Vendor relationships	2,600	(461)	2,139	6.0	2,600	(183)	2,417
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$12,052	$(7,871)	$4,181	5.3	$12,052	$(7,058)	$4,994

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,010	$—	$1,010		$1,010	$—	$1,010
Total Non-Amortized Intangible Assets	$1,010	$—	$1,010		$1,010	$—	$1,010

Amortization expense on intangible assets was $0.3 million and $0.8 million for the three and nine months ended December 31, 2023, respectively.

Amortization expense on intangible assets was $0.3 million and $0.4 million for the three and nine months ended December 31, 2022, respectively.

The estimated amortization expense for the remainder of fiscal 2024, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2024 (period remaining)	$272
Fiscal 2025	1,083
Fiscal 2026	845
Fiscal 2027	587
Fiscal 2028	516
Fiscal 2029	469
Thereafter	409
Total	$4,181

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of December 31, 2023 and March 31, 2023, accrued expenses and other included the following (dollars in thousands):

	December 31, 2023	March 31, 2023
Accrued acquisition earn-out	$2,625	$3,000
Accrued project costs	2,468	1,218
Other accruals	2,177	2,598
Compensation and benefits	2,094	1,412
Credits due to customers	1,143	1,310
Warranty	542	497
Sales tax	373	274
Sales returns reserve	196	71
Legal and professional fees	39	172
Total	$11,657	$10,552

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Beginning of period	$675	$698	$646	$860
Accruals	156	75	301	271
Warranty claims (net of vendor reimbursements)	(125)	(149)	(241)	(507)
End of period	$706	$624	$706	$624

NOTE 11 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net loss per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the three and nine months ended December 31, 2023 and 2022, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net (loss) income per common share is calculated based upon the following shares:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net loss (in thousands)	$(2,256)	$(24,059)	$(13,281)	$(29,225)
Denominator:
Weighted-average common shares outstanding	32,531,563	32,047,755	32,460,398	31,510,547
Weighted-average common shares and common share equivalents outstanding	32,531,563	32,047,755	32,460,398	31,510,547
Net loss per common share:
Basic	$(0.07)	$(0.75)	$(0.41)	$(0.93)
Diluted	$(0.07)	$(0.75)	$(0.41)	$(0.93)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Common stock options	—	85,136	—	85,136
Time-Based Restricted shares	881,870	519,785	881,870	519,785
Performance-Based Restricted shares	708,377	178,669	708,377	178,669
Total	1,590,247	783,590	1,590,247	783,590

NOTE 12 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	December 31, 2023	March 31, 2023
Revolving credit facility	$10,000	$10,000
Equipment debt obligations	7	20
Total long-term debt	10,007	10,020
Less current maturities	(7)	(17)
Long-term debt, less current maturities	$10,000	$10,003

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2023, the borrowing base of the Credit Facility supported $22.5 million of availability, with $12.5 million of remaining availability net of $10.0 million borrowed.

Effective November 4, 2022, Orion, with Bank of America, N.A. as lender, executed Amendment No. 1 to its Credit Agreement. The primary purpose of the amendment was to include the assets of the acquired subsidiaries, Stay-Lite Lighting, Inc. ("Stay-Lite Lighting") and Voltrek, as secured collateral under the Credit Agreement. Accordingly, eligible assets of Stay-Lite and Voltrek are now included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the Credit Agreement. The amendment also clarified that the earn-out liabilities associated with the Stay-Lite and Voltrek transactions are permitted under the Credit Agreement and that the expenses recognized in connection with those earn-outs should be added back in the computation of EBITDA, as defined, under the Credit Agreement.

As of December 31, 2023, Orion was in compliance with all debt covenants.

Equipment Debt Obligations

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand to fund the purchase of certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% per annum, respectively, and both debts mature in January 2024.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended December 31, 2023 and 2022, Orion recorded income tax expense of $0 and $19.4 million, respectively, using this methodology. For the nine months ended December 31, 2023 and 2022, Orion recorded income tax expense of $0.1 million and $17.9 million, respectively, using this methodology. The decrease in Orion's tax expense, in both periods ended December 31, 2023, relates primarily to a 2022 non-cash charge of $17.8 million in relation to recording a valuation allowance associated with Orion’s domestic federal and state deferred tax assets.

As of December 31, 2023 and March 31, 2023, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the more or less of its deferred tax assets are able to be realized, an adjustment to the valuation allowance would be reflected in Orion’s provision for income taxes.

Uncertain Tax Positions

As of December 31, 2023, Orion’s balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended December 31, 2023, Orion issued 672 shares under the ESPP plan at a closing market price of $0.87. In the three months ended December 31, 2022, Orion issued 621 shares under the ESPP plan at a closing market price of $1.82.

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales have been effected pursuant to the ATM program through December 31, 2023.

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

During the three and nine months ended December 31, 2023 and 2022, the following amounts of stock-based compensation were recorded in Orion’s Condensed Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of product revenue	$1	$2	$4	$3
General and administrative	261	444	661	1,425
Sales and marketing	4	—	12	4
Research and development	1	2	4	3
Total	$267	$448	$681	$1,435

During the three and nine months ended December 31, 2023, Orion had the following activity related to its stock-based compensation.

	Time-Based Restricted Shares	Performance-Based Restricted Shares	Stock Options
Awards outstanding at March 31, 2023	612,819	130,635	73,136
Awards granted	532,690	577,742	—
Awards vested or exercised	(248,389)	—	—
Awards forfeited	(15,250)	—	(73,136)
Awards outstanding at December 31, 2023	881,870	708,377	—
Per share weighted average price on grant date	$1.56	$1.55	—

As of December 31, 2023, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.3 years, was approximately $1.4 million.

NOTE 17 — SEGMENTS

Reportable segments are components of an entity that have separate financial data that the CODM regularly reviews when allocating resources and assessing performance. Orion's CODM is the chief executive officer. Previously, Orion had four reportable segments: Orion Services Group Division, Orion Distribution Services Division, Orion U.S. Markets Division and Orion Electric Vehicle Charging Division (the “EV Segment”). Effective during the first quarter of fiscal 2024, Orion began to evaluate and report its business using three segments: Orion Lighting Division, Orion Maintenance Division and Orion Electric Vehicle Charging Division. Orion configured its fiscal 2024 budget in order to compare actual performance to plan performance for these segments. Due to the change in composition of reportable segments in the first quarter of fiscal 2024, the corresponding segment information for fiscal year 2023 has been restated for presentation on a comparable basis.

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

Electric Vehicle Charging Segment

The EV Segment offers leading electric vehicle charging expertise, sells and installs sourced electric vehicle charging stations with related software subscriptions and renewals and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

Corporate and Other

Corporate and Other is comprised of operating expenses not allocated to Orion’s segments and adjustments to reconcile to consolidated results (dollars in thousands).

	Revenues		Operating Income (Loss)		Total Assets
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2023	2022	2023	2022	December 31, 2023	March 31, 2023
Segments:
Lighting Segment	$18,545	$14,151	$951	$(632)	$27,835	$25,009
Maintenance Segment	4,608	3,307	(1,060)	(722)	9,046	10,372
EV Segment	2,818	2,830	(1,454)	(1,669)	15,024	11,501
Corporate and Other	—	—	(499)	(1,565)	13,505	24,697
	$25,971	$20,288	$(2,062)	$(4,588)	$65,410	$71,579

	Revenues		Operating Loss
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Segments:
Lighting Segment	$44,739	$42,118	$(1,777)	$(3,932)
Maintenance Segment	11,996	10,806	(4,660)	(1,807)
EV Segment	7,435	2,830	(4,417)	(1,669)
Corporate and Other	—	—	(1,773)	(3,740)
	$64,170	$55,754	$(12,627)	$(11,148)

NOTE 18 — ACQUISITION

Acquisition of Voltrek

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider for a purchase price of $5.0 million in cash and $1.0 million of shares of common stock of Orion, subject to normal and customary closing adjustments of $0.9 million (the “Voltrek Acquisition”). In addition, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion was required to pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earn-out periods to the extent they are earned. As of December 31, 2023, Orion recorded $2.6 million to accrued expenses for its fiscal 2023 earn-out payment and an additional $1.7 million to other long-term liabilities for the cumulative potential earn-out opportunity which is anticipated to be paid in fiscal 2026. The Voltrek Acquisition was funded with cash and Orion shares. Voltrek operates as Voltrek, an Orion Energy Systems business. The Voltrek Acquisition leverages Orion’s project management and maintenance expertise into a rapidly growing sector.

Orion has accounted for the Voltrek Acquisition as a business combination. Orion has allocated a purchase price of approximately $6.9 million to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. The purchase price and closing adjustments were paid in cash and 620,067 shares of common stock with a total fair market value of $1.0 million, which was recorded in the opening balance sheet at fair value of $0.8 million, the discount on which was due to lock-up requirements on the shares.

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

The vendor relationship intangible asset was valued using the income approach – excess earnings method. The significant assumptions include estimated revenue, cost of goods sold and probability of renewal, among other factors.

The customer relationship intangible asset was valued using the income approach – with-and-without method. The significant assumptions include estimated cash flows (including appropriate revenue, cost of revenue and operating expenses attributable to the asset and retention rate, among other factors), and discount rate, reflecting the risks inherent in the future cash flow stream, among other factors.

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

Transaction costs related to the Voltrek Acquisition are recorded in acquisition costs in the Condensed Consolidated Statements of Operations. Transaction costs totaled $0 and $0.1 million in the three and nine months ended December 31, 2023, respectively, and $0.5 million and $0.8 million in the three and nine months ended December 31, 2022, respectively.

If Voltrek had been acquired on April 1, 2022, the pro forma Orion revenue for the three and nine months ended December 31, 2022 would have been $21.5 million and $58.2 million, respectively. Proforma net loss for the three and nine months ended December 31, 2022 would have been $(24.1) million and $(29.2) million, respectively.

The pro forma information was determined based on the historical results of Orion and unaudited financial results from Voltrek. These proforma results reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible asset occurred at the beginning of the period, along with consequential tax effects. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or the results that may occur in the future. Furthermore, the unaudited pro forma financial information does not reflect the impact of any synergies resulting from the acquisition.

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

Reportable segments are components of an entity that have separate financial data that the entity's CODM regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Previously, we had four reportable segments: Orion Services Group Division, Orion Distribution Services Division, Orion U.S. Markets Division and Orion Electric Vehicle Charging Division (the “EV Segment”). Effective during the first quarter of fiscal 2024, we began to evaluate and report the business using three segments: Orion Lighting Division, Orion Maintenance Division and Orion Electric Vehicle Charging Division.

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

Results of Operations - Three Months Ended December 31, 2023 versus Three Months Ended December 31, 2022

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended December 31,
	2023	2022		2023	2022
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$17,007	$15,399	10.4%	65.5%	75.9%
Service revenue	8,964	4,889	83.4%	34.5%	24.1%
Total revenue	25,971	20,288	28.0%	100.0%	100.0%
Cost of product revenue	12,302	11,480	7.2%	47.4%	56.6%
Cost of service revenue	7,302	4,027	81.3%	28.1%	19.8%
Total cost of revenue	19,604	15,507	26.4%	75.5%	76.4%
Gross profit	6,367	4,781	33.2%	24.5%	23.6%
General and administrative expenses	4,910	5,484	(10.5)%	18.9%	27.0%
Acquisition related costs	—	493	NM	—	2.4%
Sales and marketing expenses	3,170	2,983	6.3%	12.2%	14.7%
Research and development expenses	349	409	(14.7)%	1.3%	2.0%
Loss from operations	(2,062)	(4,588)	55.1%	(7.9)%	(22.6)%
Other income	25	—	NM	0.1%	—
Interest expense	(193)	(64)	201.6%	(0.7)%	(0.3)%
Amortization of debt issue costs	(25)	(16)	56.3%	(0.1)%	(0.1)%
Loss before income tax	(2,255)	(4,668)	51.7%	(8.7)%	(23.0)%
Income tax expense	1	19,391	100.0%	0.0%	95.6%
Net loss	$(2,256)	$(24,059)	90.6%	(8.7)%	(118.6)%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 10.4%, or $1.6 million, for the third quarter of fiscal 2024 versus the third quarter of fiscal 2023. Service revenue increased 83.4%, or $4.1 million, for the third quarter of fiscal 2024 versus the third quarter of fiscal 2023. The increase in total revenue was due to anticipated growth in contract activity for larger customers and a new three-year preventive maintenance contract. Cost of product revenue increased by 7.2%, or $0.8 million, in the third quarter of fiscal 2024 versus the comparable period in fiscal 2023. Cost of service revenue increased by 81.3%, or $3.3 million, in the third quarter of fiscal 2024 versus the comparable period in fiscal 2023. Gross margin increased to 24.5% of revenue in the third quarter of fiscal 2024 from 23.6% in the third quarter of fiscal 2024 due primarily to increased sales covering fixed costs and increased volume on higher margin service projects, partially offset by inflationary cost pressures related to subcontractor costs and maintenance technician costs on fixed price contracts.

Operating Expenses

General and Administrative. General and administrative expenses decreased 10.5%, or $0.6 million, in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. This comparative decrease was primarily due to the decrease in the expected Voltrek earn-out payment and prior year acceleration of stock-based compensation expense due to retirement-related modifications of existing restricted stock awards, partially offset by increased employee compensation costs.

Sales and Marketing. Sales and marketing expenses increased 6.3%, or $0.2 million, in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. This comparative increase was primarily due to increased employee compensation costs.

Research and Development. Research and development expenses decreased 14.7% or $0.1 million, in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. This comparative decrease was primarily due to the reduction of product certification testing costs.

Interest Expense. Interest expenses increased 201.6% or $0.1 million, in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. This comparative increase was primarily due to the interest on increased outstanding borrowings and a higher incremental interest rate on existing borrowings.

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

The following table summarizes our lighting division operating results (dollars in thousands):

	Three Months Ended December 31,
	2023	2022	% Change
Revenues	$18,545	$14,151	31.1%
Operating income (loss)	$951	$(632)	NM
Operating margin	5.1%	(4.5)%

* NM - Not Meaningful

Lighting division revenue in the third quarter of fiscal 2024 increased by 31.1%, or $4.4 million, compared to the third quarter of fiscal 2023. The increase in lighting division revenue was due to growth in contract activity for larger customers. The increase in corresponding operating income in this segment is a result of increased sales covering fixed costs.

Maintenance Division

Our maintenance division provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance division operating results (dollars in thousands):

	Three Months Ended December 31,
	2023	2022	% Change
Revenues	$4,608	$3,307	39.3%
Operating loss	$(1,060)	$(722)	(46.8)%
Operating margin	(23.0)%	(21.8)%

Maintenance division revenue in the third quarter of fiscal 2024 increased by 39.3%, or $1.3 million, compared to the third quarter of fiscal 2023, primarily due to a new three-year preventive maintenance contract for a large customer. Operating loss in this segment increased as a result of a decrease in gross margin primarily due to inflationary cost pressures related to subcontractor costs and maintenance technician costs on fixed price contracts.

Electric Vehicle Charging Division

Our EV division offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended December 31,
	2023	2022	% Change
Revenues	$2,818	$2,830	(0.4)%
Operating loss	$(1,454)	$(1,669)	12.9%
Operating margin	(51.6)%	(59.0)%

EV segment revenue in the third quarter of fiscal 2024 was relatively flat compared to the third quarter of fiscal 2023. Operating loss in this segment was primarily a result of the allocation of corporate expenses and the earn-out expense included in general and administrative costs. The improvement in operating loss in fiscal 2024 was primarily due to increased margin.

Results of Operations - Nine Months Ended December 31, 2023 versus Nine Months Ended December 31, 2022

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Nine Months Ended December 31,
	2023	2022		2023	2022
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$46,266	$41,715	10.9%	72.1%	74.8%
Service revenue	17,904	14,039	27.5%	27.9%	25.2%
Total revenue	64,170	55,754	15.1%	100.0%	100.0%
Cost of product revenue	33,258	31,152	6.8%	51.8%	55.9%
Cost of service revenue	16,805	11,832	42.0%	26.2%	21.2%
Total cost of revenue	50,063	42,984	16.5%	78.0%	77.1%
Gross profit	14,107	12,770	10.5%	22.0%	22.9%
General and administrative expenses	15,689	13,183	19.0%	24.4%	23.6%
Acquisition related costs	56	840	(93.3)%	0.1%	1.5%
Sales and marketing expenses	9,778	8,521	14.8%	15.2%	15.3%
Research and development expenses	1,211	1,374	(11.9)%	1.9%	2.5%
Loss from operations	(12,627)	(11,148)	(13.3)%	(19.7)%	(20.0)%
Other income	37	—	NM	0.1%	—
Interest expense	(561)	(97)	478.4%	(0.9)%	(0.2)%
Amortization of debt issue costs	(74)	(47)	57.4%	(0.1)%	(0.1)%
Interest income	2	—	NM	0.0%	—
Loss before income tax	(13,223)	(11,292)	(17.1)%	(20.6)%	(20.3)%
Income tax expense	58	17,933	99.7%	0.1%	32.2%
Net loss	$(13,281)	$(29,225)	54.6%	(20.7)%	(52.4)%

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 10.9%, or $4.6 million, for the first nine months of fiscal 2024 versus the first nine months of fiscal 2023. Service revenue increased 27.5%, or $3.9 million, for the first nine months of fiscal 2024 versus the first nine months of fiscal 2023. Total revenue increased due to growth in contract activity for larger customers, a new three-year preventive maintenance contract and a full nine months of revenue from Voltrek versus three months in the prior year. Cost of product revenue increased by 6.8%, or $2.1 million, in the first nine months of fiscal 2024 versus the comparable period in fiscal 2023. Cost of service revenue increased by 42.0%, or $5.0 million, in the first nine months of fiscal 2024 versus the comparable period in fiscal 2023. Gross margin decreased from 22.9% of revenue in the first nine months of fiscal 2023 to 22.0% in the first nine months of fiscal 2024, due primarily to inflationary cost pressures related to subcontractor costs and maintenance technician costs on fixed price contracts, partially offset by increased sales covering fixed costs and increased volume on higher margin service projects.

Operating Expenses

General and Administrative. General and administrative expenses increased 19.0%, or $2.5 million, in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. This comparative increase was primarily due to the increased accrual of the expected Voltrek earn-out payment, partially offset by prior year acceleration of stock-based compensation expense due to retirement-related modifications of existing restricted stock awards.

Acquisition Related Costs. Acquisition related costs decreased 93.3%, or $0.8 million, in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 due to reduced acquisition activity.

Sales and Marketing. Sales and marketing expenses increased 14.8%, or $1.3 million, in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. This comparative increase was primarily due to increased employee compensation costs.

Research and Development. Research and development expenses decreased 11.9%, or $0.2 million, in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. This comparative decrease was primarily due to the reduction of employee compensation costs.

Interest Expense. Interest expenses increased 478.4% or $0.5 million, in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. This comparative increase was primarily due to the interest on outstanding borrowings and a higher incremental borrowing rate.

Lighting Division

The following table summarizes our lighting division operating results (dollars in thousands):

	Nine Months Ended December 31,
	2023	2022	% Change
Revenues	$44,739	$42,118	6.2%
Operating loss	$(1,777)	$(3,932)	54.8%
Operating margin	(4.0)%	(9.3)%

Lighting division revenue in the first nine months of fiscal 2024 increased by 6.2%, or $2.6 million compared to the first nine months of fiscal 2023. The increase in lighting division revenue was due to growth in contract activity for larger customers. The improvement in corresponding operating loss in this segment was a result of a decrease in under absorption of fixed costs.

Maintenance Division

The following table summarizes our maintenance division operating results (dollars in thousands):

	Nine Months Ended December 31,
	2023	2022	% Change
Revenues	$11,996	$10,806	11.0%
Operating loss	(4,660)	(1,807)	(157.9)%
Operating margin	(38.8)%	(16.7)%

Maintenance division revenue in the first nine months of fiscal 2024 increased by 11.0%, or $1.2 million, compared to the first nine months of fiscal 2023, primarily due to a new three-year preventive maintenance contract with a large customer. Operating loss in this segment increased as a result of a decrease in gross margin primarily due to inflationary cost pressures related to subcontractor costs and maintenance technician costs on fixed price contracts.

Electric Vehicle Charging Division

The following table summarizes our EV segment operations results (dollars in thousands):

	Nine Months Ended December 31,
	2023	2022	% Change
Revenues	$7,435	$2,830	162.7%
Operating loss	(4,417)	(1,669)	(164.6)%
Operating margin	(59.4)%	(59.0)%

EV segment revenue in the first nine months of fiscal 2024 increased by 162.7%, or $4.6 million, compared to the first nine months of fiscal 2023. Operating loss in this segment was primarily a result of the earn-out expense included in general and administrative costs and the allocation of corporate expenses. The increase in revenue and corresponding operating loss was due to nine months of activity in fiscal 2024 compared to three months in fiscal 2023.

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

We had approximately $5.0 million in cash and cash equivalents as of December 31, 2023, compared to $16.0 million at March 31, 2023. Our cash position decreased as a result of an operating loss and an overall use of working capital during the first nine months of fiscal 2024.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2023 and 2022 (in thousands):

	Nine Months Ended December 31,
	2023	2022
Operating activities	$(10,267)	$(5,248)
Investing activities	(750)	(6,090)
Financing activities	(8)	5,014
Decrease in cash and cash equivalents	$(11,025)	$(6,324)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consisted of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first nine months of fiscal 2024 was $10.3 million and consisted of our net loss of $13.3 million adjusted for non-cash expense items and net cash used in changes in operating assets of $3.0 million, the largest of which was a benefit from a $5.5 million accounts payable.

Cash used in operating activities for the first nine months of fiscal 2023 was $5.2 million and consisted of our net loss of $29.2 million adjusted for non-cash expense items and net cash used in changes in operating assets of $24.0 million, the largest of which was a $17.9 million decrease in deferred income tax assets as a result of the valuation allowance.

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.8 million in the first nine months of fiscal 2024 consisted primarily of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment.

Cash used in investing activities of $6.1 million in the first nine months of fiscal 2023 consisted primarily of cash paid for the acquisition of Voltrek and purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash used in financing activities of $8 thousand in the first nine months of fiscal 2024 consisted primarily of payment of long-term debt.

Cash provided by financing activities of $5.0 million in the first nine months of fiscal 2023 consisted primarily of proceeds from our Credit Agreement, which was drawn down to pay the cash purchase price to acquire Voltrek.

Working Capital

Our net working capital as of December 31, 2023 was $15.0 million, consisting of $45.7 million in current assets and $30.7 million in current liabilities. Our net working capital as of March 31, 2023 was $25.9 million, consisting of $50.4 million in current assets and $24.5 million in current liabilities.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages and supply chain interruptions.

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

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2023, the borrowing base of the Credit Facility supported $22.5 million of availability, with $12.5 million of remaining availability net of $10.0 million borrowed.

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

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $20.6 million and $17.2 million as of December 31, 2023 and March 31, 2023, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

Inflation

We have experienced increases in various input costs including labor, components and transportation in the past two years. In response, we have implemented multiple price increases, and we have substantially mitigated the inflationary pressures, such that our results from operations have not been materially affected to date by inflation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, stock-based compensation and income taxes. The estimates of forecasted cash flows are used in the assessment for impairment of long-lived assets and the realizability of deferred tax assets. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2023. For the quarter ended December 31, 2023, there were no material changes in our accounting policies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, we do not believe that the final resolution of any of such claims or legal proceedings will have a material adverse effect on our future results of operations.

See Note 14 – Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which we filed with the SEC on June 12, 2023 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, no director or officer of Orion adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2024.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)