Form 10-K
period 2024-03-31
ORION ENERGY SYSTEMS, INC.
filed 2024-06-12
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $40,954,183.

As of May 31, 2024, there were 32,567,746 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on August 8, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

ORION ENERGY SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2024

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that are based on Orion Energy Systems, Inc.'s ("Orion", "we", "us", "our" and similar references) beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A. of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•
our ability to manage and respond to ongoing increasing pressures to reduce the selling price of our products driven largely by a return to a more normalized supply chain and reduction in shipping costs for imported products, coupled with the related increase in competition from foreign competitors;
•
our ability to regain and sustain our profitability and positive cash flows;
•
our ability to achieve our budgeted revenue expectation for fiscal 2025;
•
our dependence on a limited number of key customers, and the consequences of the loss of one or more key customers or suppliers, including key contacts at such customers;
•
our existing risk that liquidity and capital resources may not be sufficient to allow us to fund or sustain our growth;
•
our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments;
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
•
our ability to maintain effective information technology systems security measures and manage risks related to cybersecurity;
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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, commercial and industrial electric vehicle "EV" charging infrastructure solutions and lighting and electrical maintenance services. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We sell our products and services into many vertical markets within the broader commercial and industrial market segment. Primary verticals include: big box retail, manufacturing, warehousing/logistics, commercial office, federal and municipal government, healthcare and schools. Our services consist of turnkey installation (lighting and EV) and system maintenance. Virtually all of our sales occur within North America.

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

We differentiate ourselves from our competitors by offering very efficient light fixtures (measured in lumens per watt) coupled with our project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration and commissioning. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021. We believe that providing these services enables us to support a long-term business relationship with our customers and results in an increase in our recurring revenue. We completed the acquisition of Stay-Lite Lighting on January 1, 2022, which is intended to further expand our maintenance services capabilities. On October 5, 2022, we acquired Voltrek, which was intended to leverage our project management and maintenance expertise into the rapidly growing EV sector.

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

We typically sell our lighting systems in replacement of our customers’ existing lighting fixtures. We call this replacement process a "retrofit". We frequently sell our products and services directly to our customers and in many cases we provide design and installation services as well as project management services. We also sell our lighting systems on a wholesale basis, principally to electrical distributors, electrical contractors and ESCOs which then resell to their own customers.

The gross margins of our products can vary significantly depending upon the types of products we sell, with gross margins typically ranging from 10% to 50%. As a result, a change in the total mix of our sales among higher or lower gross margin products can cause our profitability to fluctuate from period to period.

Our fiscal year ends on March 31. We refer to our current fiscal year which ends on March 31, 2025 as "fiscal 2025". We refer to our most recently completed fiscal year, which ended on March 31, 2024, as “fiscal 2024”, and our prior fiscal year which ended on

March 31, 2023 as "fiscal 2023". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31, and our fiscal fourth quarter ends on March 31.

Reportable Segments

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Previously, we had four reportable segments: Orion Services Group Segment, Orion Distribution Services Segment, Orion U.S. Markets Segment and Orion Electric Vehicle Charging Segment (the “EV Segment”). Effective during the first quarter of fiscal 2024, we began to evaluate and report the business using three segments: Lighting Segment, Maintenance Segment and the EV Segment.

For financial results by reportable segment, please refer to Note 17 – Segment Data in our consolidated financial statements included in Item 8. of this Annual Report.

Lighting Segment

Our lighting segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. Our lighting segment provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers. Our lighting segment sells mostly through direct sales and also through manufacturer representative agencies and to the wholesale contractor markets through ESCOs and contractors.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

EV Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

Products and Services

Our historical primary focus has been the sale of our LED lighting fixtures with integrated controls technology and related installation services. We will continue to focus on these products and services, as well as on expanding our maintenance service offerings and our EV charging station solutions.

Currently, a significant amount of our lighting products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although as the LED market continues to evolve, we are increasing the sourcing of products and components from third parties in order to expand our product offerings. We are focused on researching, developing and/or acquiring new innovative LED products and technologies for the retrofit markets. We plan to continue developing creative new LED retrofit products in order to offer our customers a variety of integrated energy management services, such as system design, project management and installation. We third party source all of the EV charging stations and components that are installed by our EV segment.

Products

Our Lighting and Maintenance segments market fixtures for both interior and exterior use, including our LED high bay fixtures, LED troffer retrofits and smart lighting controls. Our smart lighting controls provide both lighting control options and data intelligence capabilities for building managers to log, monitor and analyze use of space, energy savings, and provide physical security of space.

In addition, in October 2022, we acquired Voltrek, which offers leading EV charging expertise and provides turnkey EV installation solutions with ongoing support to all commercial verticals. We believe there are significant growth opportunities for Voltrek both in its existing northeast geographic market, as well as on a national basis. We also plan to focus our growth plans on cross selling our new EV charging solutions to our historical market channels and customers and vice versa.

Other Products. We also offer our customers a variety of other LED fixtures to address their lighting and energy management needs, including fixtures designed for agribusinesses, parking lots, retail, mezzanine, outdoor applications and private label resale.

Warranty Policy. Our warranty policy generally provides for a limited five-year warranty on our LED products, although we do offer warranties ranging up to 10 years for certain LED products. Drivers, LED chips, EV charging stations and other electrical components are excluded from our standard warranty as they are covered by separate warranties offered by the original equipment manufacturers. We coordinate and process customer warranty inquiries and claims, including inquiries and claims relating to ballast and lamp components, through our customer service department.

Services

We provide a range of lighting-related energy management services to customers, including:

•
comprehensive site assessment, which includes a review of the current lighting and controls including IoT enabled devices requirements and energy usage at the customer’s facility;
•
site field verification, or ("SFV"), during which we perform a test implementation of our energy management system at a customer’s facility;
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

Our Customers

We primarily target commercial, institutional and industrial customers who have warehousing, retail, manufacturing and office facilities. In fiscal 2024, one customer accounted for 25.2% of our total revenue. In fiscal 2023, that same customer accounted for 16.2% of our total revenue, and in fiscal 2022, this same customer accounted for 49.1% of our total revenue. In fiscal 2025, we expect that our customer concentration will continue at the approximate level experienced in fiscal 2024. As we continue to diversify our customer base by expanding our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market, we expect to continue to derive a significant percentage of our revenue from contracts with one or a few customers. These contracts are entered into in the ordinary course of business and typically provide that we will deliver products and services on a work order or purchase order basis and any purchase order may be terminated prior to shipment. Our maintenance work orders or contracts may be for discrete projects or may have multi-year terms. These contracts generally do not guarantee that the customer will buy our products or services.

The amount and concentration of our revenues with one or more customer may fluctuate on a year to year or quarter to quarter basis depending on the number of purchase orders issued by our customers. The loss of a significant customer or the termination of a material volume of purchase orders (or the underlying agreements) could have a material adverse effect on our results of operations.

Sales and Marketing

We sell our lighting products in one of three ways: (i) directly where Orion offers turnkey installation services, (ii) indirectly through independent sales agencies and broadline North American distributors; and (iii) through ESCOs. As of the end of fiscal 2024 we had 41 ESCO partners and independent lighting agencies representing us in substantially all of North America. We work cooperatively with our indirect channels through participation in national trade organizations and by providing product and sales training.

We have historically focused our marketing efforts on traditional direct advertising, as well as developing brand awareness through customer education and active participation in trade shows and energy management seminars. These efforts have included participating in national, regional and local trade organizations, exhibiting at trade shows, executing targeted digital campaigns, advertising in select publications, public relations campaigns, social media and other lead generation and brand-building initiatives.

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

There are a number of lighting fixture manufacturers that sell LED products that compete with our lighting product lines. Lighting companies such as Acuity Brands, Inc., Signify Co., Cree, Inc., LSI Industries, Inc. and Current Lighting Solutions, LLC, are some of our main competitors within the commercial office, retail and industrial markets. We are also facing increased competition from manufacturers in low-cost countries.

Intellectual Property

As of March 31, 2024, we had been issued over 100 United States patents and have applied for a number of additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF and LED fixtures. Our patented LDRTM product allows for a significantly quicker installation when compared to competitor's commercial office lighting products. We offer smart lighting controls that allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.

We believe that our patent portfolio as a whole is material to our business. We also believe that our patents covering our ability to manage the thermal and optical performance of our lighting products are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Our backlog as of March 31, 2024 and March 31, 2023 totaled $22.0 million and $17.2 million, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

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

Research and Development

Our research and development efforts are centered on developing new LED products and technologies and enhancing existing products. The products, technologies and services we are developing are focused on increasing end user energy efficiency and enhancing lighting output. Over the last three fiscal years, we have focused on developing additional LED products, resulting in our development and commercialization of several new suites of LED interior high bay products.

We operate a research and development lab and test facilities in our Jacksonville, Florida and Manitowoc, Wisconsin locations.

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

Our Corporate and Other Available Information

We were incorporated as a Wisconsin corporation in April 1996 and our corporate headquarters are located at 2210 Woodland Drive, Manitowoc, Wisconsin 54220. Our Internet website address is www.orionlighting.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Human Capital

As of March 31, 2024, we had approximately 260 full-time employees. We also employ temporary employees in our manufacturing facility as demand requires. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike due to employee relations.

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

1. Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted immediately following this summary. Some of these risks are summarized below:

•
We are experiencing ongoing increasing pressures to reduce the selling price of our products driven largely by a return to a more normalized supply chain and reduction in shipping costs for imported products, coupled with the related increase in competition from foreign competitors.
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
•
Our existing liquidity and capital resources may not be sufficient to allow us to fund or sustain our growth initiatives.
•
A substantial portion of our revenues are derived from major project-based retrofit work that is awarded through a competitive bid process. It is generally difficult to predict the timing of projects that will be awarded, which can impact our ability to achieve our expected financial results.
•
Our continued emphasis on indirect distribution channels to sell our products and services to supplement our direct distribution channels has had limited success to date.
•
Goodwill and other intangibles acquired through acquisitions could be impacted by net losses and low levels of liquidity, thus resulting in a valuation impairment.
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
•
We are subject to the risk of a cybersecurity breach.
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

A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. It is generally difficult to predict the timing and success rate of the projects that we bid and will be awarded. In prior fiscal years, one customer represented more than 40% of total revenues, which has not recurred in recent fiscal years. The reduction of revenue from this customer has had a material advent effect on our results of operations, financial condition and cash flow. While this customer continues to be a substantial source of business for us, we continue to attempt to replace this reduced revenue by diversifying our customer base and expanding our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market, there is no assurance we will be successful in replacing this reduced revenue.

Our ability to replace the substantially reduced revenue from our prior most significant customer, regain and sustain profitability and achieve our desired revenue and profitability goals depends on our ability to effectively and timely execute on our key strategic initiatives.

Our ability to replace the substantially reduced revenues from our most significant customer, regain profitability and achieve our desired revenue and profitability goals depends on how effectively and timely we execute on our following key strategic initiatives:

•
executing and marketing our turnkey LED retrofit capabilities to large national account customers;
•
continuing our product innovation;
•
leveraging our smart lighting systems to support IoT applications;
•
expanding our EV charging business, including increasing cross selling our EV charging solutions to our historical sales channels and customers;
•
further developing our maintenance service offerings; and
•
supporting the success of our ESCO and distribution sales channels.

There can be no assurance that we will be able to successfully implement these initiatives or, even if implemented, that they will result in the anticipated benefits to our business.

Our ability to achieve our budgeted fiscal 2025 revenue expectations, and related public fiscal 2025 revenue guidance, will have a significant impact on our cash flow and stock price.

We have historically had difficulties in achieving our budgeted revenue expectations, and related public annual revenue guidance. Our ability to achieve our budgeted fiscal 2025 revenue expectations, and related public fiscal 2025 revenue guidance, will have a significant impact on our cash flow, financial condition and stock price.

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

We have increased our utilization of third-party manufacturers for the manufacture and development of our products and product components, some of which are located overseas. Our results of operations, financial condition and cash flows could be materially adversely affected if our third-party manufacturers were to experience problems with product quality, credit or liquidity issues, or supply chain and logistics that could cause delays in delivery of the finished products and components or the raw materials used to make such products and components.

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

Limitations inherent within our supply chain of certain of our components, raw materials and finished goods, including competitive, governmental, and legal limitations, natural disasters, and other events, could impact costs and future increases in the costs of these items. For example, the adoption of new tariffs by the United States administration or by other countries could continue to adversely affect our profitability and availability of raw materials and components, as there can be no assurance that future price increases will be successfully passed through to customers or that we will be able to find alternative suppliers. Further, suppliers’ inventories of certain components that our products require may be limited and are subject to acquisition by others and we may not, as a result, have the necessary inventory of parts and goods necessary to conduct our operations. We have in the past purchased excess quantities of certain components critical to our product manufacturing, but there is no guarantee that we will be able to follow or continue to follow this practice in the future. As a result, we have had, and may need to continue, to devote additional working capital to support component and raw material inventory purchases that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to account for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any further delays, shortages or interruptions in the supply of our components or raw materials could further disrupt our operations. If any of these events occur, our results of operations, financial condition and cash flows could be materially adversely affected.

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

Geopolitical issues around the world can impact macroeconomic conditions in where we operate and where we anticipate operating in the future and could have a material adverse impact on our financial results. For example, the ultimate impact of the conflicts in Ukraine and the Middle East on fuel prices, inflation, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect global economic growth, disrupting discretionary spending habits and generally decreasing demand for our products and services. While we do not purchase any of our significant raw materials directly from Russia or Isreal, disruption in the markets resulting from such conflicts could negatively impact the macroeconomy. The conflicts in Ukraine and the Middle East may also continue to exacerbate geopolitical tensions globally.

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

Many of our competitors are better capitalized than we are and have strong customer relationships, greater name recognition, and more extensive engineering, manufacturing, sales and marketing capabilities. In addition, the LED market has seen increased convergence in recent years, resulting in our competition gaining increased market share and resources. Competitors could focus their substantial resources on developing a competing business model or energy management products or services that may be potentially more attractive to customers than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors have, and may continue to offer energy management products and services at reduced prices in order to improve their competitive positions. These competitive factors have, and may continue to make it more difficult for us to attract and retain customers, or require us to lower our average selling prices in order to remain competitive, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

The revenue growth of our EV Segment ultimately depends on consumers’ willingness to adopt electric vehicles in a market which is still in its early stages.

The growth of our EV Segment is highly dependent upon the adoption by consumers of EVs, and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broader market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, specifically EVs, include:

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

The influence of any of the factors described above may negatively impact the widespread consumer adoption of EVs, which could materially and adversely affect our EV Segment business, operating results, financial condition and prospects.

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

Financial Risks

Our existing liquidity and capital resources may not be sufficient to allow us to fund or sustain our growth initiatives.

Our existing liquidity and capital resources may not be sufficient to allow us to effectively fund or sustain our growth initiatives. If we require additional capital resources, we may not be able to obtain sufficient equity capital and/or debt financing on acceptable terms or conditions, or at all. Factors affecting the availability to us of additional equity capital or debt financing on acceptable terms and conditions, or in sufficient amounts, include:

•
Our recent operating losses;

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

Our inability to obtain the equity capital or debt financing necessary to fund our operations could force us to scale back our growth initiatives or take action to restructure or reduce our operations. If we are unable to pursue our growth initiatives, our results of operations, financial condition and cash flows could be materially adversely affected.

We experienced a net loss in fiscal 2024 and 2023 and, prior to fiscal 2020, we had a history of losses and negative cash flow. We may be unable to regain sustained profitability and positive cash flows in the future.

We experienced a net loss in fiscal 2024 and 2023, and prior to fiscal 2020 we experienced net losses and negative cash flows for the prior five fiscal years. There is no guarantee that we will be able to regain or sustain profitability and positive cash flows in the future. Our inability to successfully regain or sustain our profitability and positive cash flows could materially and adversely affect our ability to pursue our growth initiatives and continue our current level of operations.

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

The current United States administration may pursue a wide range of monetary, regulatory and trade policies, including the continued imposition of the previous United States administration’s tariffs on certain imports. Certain sourced finished products and certain of the components used in our products are impacted by tariffs imposed on China imports. Our efforts to mitigate the impact of added costs resulting from these tariffs include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. If we are unable to successfully mitigate the impacts of these tariffs and other trade policies, our results of operations, financial condition and cash flows may be materially adversely affected.

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

Our future growth and profitability are tied in part to our ability to successfully bring to market new and innovative product and service offerings. Our business strategy is focused on further expanding the nature and scope of our products and services offered to our customers. Our expansion efforts also involve integrating control sensor technology to help customers collect and digitize data for monitoring and decision making purposes. We have experienced recent success offering our comprehensive energy project management services to national account customers to retrofit their multiple locations. We also plan to pursue the expansion of our IoT “smart-building” and “connected ceiling” and other related technology, software and controls products and services we offer to our customers.

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

The gross margins of our products can vary significantly, with margins ranging from 10% to 50%. While we continue to implement our strategy of transitioning to higher-margin products and reducing the material cost of our products, a change in the total mix of our sales toward lower margin products, a decrease in the margins on our products as a result of competitive pressures driving down the average selling price of our products, lower sales volumes, and promotional programs to increase sales volumes could reduce our profitability and result in a material adverse effect on our results of operations, financial condition and cash flows. Furthermore, the average selling price of our products has been, and may be further, negatively impacted by the re-normalization of the supply chain and reduction in import costs, market over-supply conditions, product feature cannibalization by competitors or component providers, low-cost non-traditional sales methods by new market entrants, and comparison of our retrofit fixture products with replacement lamp equivalents. While we have previously implemented general price increases applicable to many new product orders, there is no assurance that such price increases will be accepted by our customers or succeed in increasing the average selling price of our products. In our highly competitive lighting industry, we must be able to innovate and release new products on a regular basis with features and benefits that generate increases in our average selling price and average gross margin. There can be no assurance we will be successful in achieving these goals.

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

Risks Related to Our Common Stock

We expect our quarterly revenue and operating results to fluctuate. If we fail to meet the expectations of market analysts or investors, the market price of our common stock could further decline, and we could become subject to securities litigation or a potential de-listing from NASDAQ.

Our quarterly revenue and operating results have fluctuated in the past and will likely vary from quarter to quarter in the future. Our results for any particular quarter are not an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our common stock to further decline. If the price of our common stock is volatile or falls significantly below our current price, we may be the target of securities litigation or could be de-listed from NASDAQ. On April 5, 2024, we received written notice from NASDAQ that we were not in compliance with NASDAQ’s minimum bid price requirement for continued listing on NASDAQ. If we do not regain compliance by October 2, 2024, an additional 180 days may be granted to regain compliance. If we become involved in this type of litigation or are de-listed, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could adversely affect our results of operations, financial condition and cash flows.

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
•
our ability to achieve our analyst's results of operations expectations;
•
actual or anticipated changes in the growth rate of the general LED lighting industry, our growth rates or our competitors’ growth rates;
•
conditions in the financial markets in general or changes in general economic conditions;
•
novel and unforeseen market forces and trading strategies;
•
actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•
interest rate or currency exchange rate fluctuations;
•
our ability to forecast or report accurate financial results; and
•
changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In the event any of the foregoing occur, the market price of our common stock could be highly volatile and may materially decline.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock may continue to depend, in part, on the research reports that securities or industry analysts publish about us and our peer group companies. If these analysts do not continue to provide adequate research coverage or if one or more of the analysts who covers us downgrades our stock, lowers our stock’s price target or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors and Audit Committee oversee risks from cybersecurity threats. Our Audit Committee of the board on a quarterly basis reviews cybersecurity risks and our board periodically reviews cybersecurity risks as part of its overall risk management oversight and specifically reviews cybersecurity in detail at least annually. The board relies on management and its use of the third-party consultants for expertise for assessing and managing our risks from cybersecurity threats. In conjunction with management, the board considers the nature of the work provided by our operations, the potential impact of a cybersecurity event, costs, potential likelihood of an event, prior events, and benefits in its general oversight of the cybersecurity risk management.

We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past that have resulted in unauthorized persons gaining limited access to our information and systems, and we could in the future experience similar attacks. To date, no cybersecurity incident or attack, or any risk from cybersecurity threats, has materially affected or has been determined to be reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

See also “Item 1A. Risk Factors — Operational Risks.”

ITEM 2. PROPERTIES

We lease our approximately 266,000 square foot manufacturing and distribution facility located in Manitowoc, Wisconsin. On January 31, 2020, we entered a new lease for the facility with a ten-year term, and an option to terminate after six years.

We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our leased Manitowoc manufacturing and distribution facility. We also lease approximately 10,500 square feet of office space in Jacksonville, Florida, 5,375 square feet in Lawrence, Massachusetts and 9,180 square feet of office space in Pewaukee, Wisconsin.

The Manitowoc and Jacksonville facilities noted above are utilized by all our business segments, the Lawrence facility by our EV Segment and the Pewaukee facility by our Lighting segment.

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

Shareholders

As of May 31, 2024, there were approximately 158 record holders of the 32,567,746 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under our 2004 Stock and Incentive Awards Incentive Plan, and our 2016 Omnibus Incentive Plan as of March 31, 2024.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuances Under the 2016 Omnibus Incentive Plan Plans (1)
Equity Compensation plans approved by security holders	1,014,104	—	1,788,994
Equity Compensation plans not approved by security holders	—	—	—
Total	1,014,104	—	1,788,994

(1)
Excludes shares reflected in the column titled “Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares”.

Issuer Purchase of Equity Securities

We did not purchase shares of our common stock during the fiscal year ended March 31, 2024.

Unregistered Sales of Securities

We did not effect any unregistered sales of our common stock during the year ended March 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2024. See also “Forward-Looking Statements” and Item 1A “Risk Factors”.

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, project engineering, energy project management design and maintenance services and electric vehicle (“EV”) charging infrastructure solutions. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior LED lighting systems and related services. Our products are targeted for applications in the following primary market segments: commercial office and retail, area lighting, industrial applications and government, although we do sell and install products into other markets. Our services consist of turnkey installation and system maintenance. Virtually all of our sales occur within North America or for the US Department of Defense's military bases operating in foreign countries.

Our lighting products consist primarily of LED lighting fixtures, many of which include IoT enabled control systems. Our principal lighting customers include large national account end-users, federal and state government facilities, large regional account end-users, electrical distributors, electrical contractors and energy service companies (“ESCOs”). Currently, most of our interior lighting products are manufactured at our leased production facility located in Manitowoc, Wisconsin, although as the LED and related IoT market continues to evolve, we are increasingly sourcing products and components from third parties in order to provide versatility in our product development and offerings.

We differentiate ourselves from our competitors by offering comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we offer lighting and electrical maintenance services which enables us to support a lifetime business relationship with our customer (which we call “Customers for Life”). We completed the acquisition of Voltrek on October 5, 2022, which was intended to further expand our turnkey services capabilities as well as capitalize on the rapidly growing market for EV charging solutions. We completed the Stay-Lite Lighting acquisition on January 1, 2022, which was intended to further expand our maintenance services capabilities.

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

We see significant opportunity to cross-sell our three platforms of Lighting, Maintenance Services and EV Charging installation systems to our Commercial and Industrial customer base. We are pursuing opportunities to cross-sell to direct customers as well as through select partners. While we currently intend to primarily pursue growth organically, we also may explore potential additional business acquisitions to expand and add different capabilities to our product and services offerings.

We generally do not have long-term contracts with our customers for product or turnkey services that provide us with recurring annual revenue. However, our maintenance services contracts usually consist of multi-year arrangements. We typically generate substantially all of our revenue from sales of lighting and control systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We also perform work under master services or product purchasing agreements with major customers with sales completed on a purchase order basis. In addition, in order to provide quality and timely service under our multi-location master retrofit agreements we make substantial working capital expenditures and advance inventory purchases that we intend to recoup through the completion of these or similar projects.

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

Our fiscal year ends on March 31. We refer to our just completed fiscal year, which ended on March 31, 2024, as "fiscal 2024", and our prior fiscal years which ended on March 31, 2023 and March 31, 2022 as "fiscal 2023" and “fiscal 2022”, respectively. Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Previously, we had four reportable segments: Orion Services Group Segment, Orion Distribution Services Segment, Orion U.S. Markets Division and Orion Electric Vehicle Charging (the “EV Segment”). Effective during the first quarter of fiscal 2024, we began to evaluate and report the business using three segments: Lighting Segment, Maintenance Segment and EV Segment.

Fiscal 2025 Outlook

In fiscal 2025, we plan on focusing on the following initiatives:

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

Continued Product Innovation. We continue to innovate, developing lighting fixtures and features that address specific customer requirements, while also working to maintain a leadership position in energy efficiency, smart product design and installation benefits. For interior building applications, we recently expanded our product line to include a family of ceiling air movement solutions, some of which incorporate LED lighting and others which utilize ultraviolet C light waves to kill viruses, bacteria and germs. We also continue to deepen our capabilities in the integration of smart lighting controls. Orion launched a new line of interior and exterior products in FY’24 Q2 designed to increase sales and market share which we expect to continue to accelerate in FY'25. Our goal is to provide state-of-the-art lighting products with modular plug-and-play designs to enable lighting system customization from basic controls to advanced IoT capabilities.

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

Increase Profitability within our Maintenance Service Offerings. We believe we can leverage our construction management process expertise to develop a high-quality, quick-response, multi-location maintenance service offering. Our experience with large national customers and our large installed base of fixtures positions us well to extend a maintenance offering to historical customers, as well as to new customers. Our focus is ensuring all multi-year contracts are bid and executed at rates that will contribute reasonable profitability for the segment.

Support Success of our ESCO and Agent-Driven Distribution Sales Channels. We continue to focus on building our relationships and product and sales support for our ESCO and agent driven distribution channels. These efforts include an array of product and sales training efforts as well as the development of new products to cater to the unique needs of these sales channels.

Grow EV Charging Installation Business. We acquired Voltrek, a turnkey EV charging installation business, in fiscal 2023. We believe there are significant growth opportunities in Voltrek’s existing northeast geographic market as well as on a national basis. We plan to focus our growth plans on maximizing the initial positive momentum realized in fiscal 2024 from our Voltrek acquisition and on cross selling our EV charging solutions into our historical market channels and customers.

Recent Acquisitions

Acquisition of Voltrek

Effective on October 5, 2022, we acquired all of the outstanding membership interests of Voltrek LLC, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. The initial purchase price consisted of $5.0 million cash and $1.0 million of stock. We also paid $3.0 million based on Voltrek's performance in fiscal 2023 and will pay an additional $0.9 million and could pay up to an additional $9.8 million if Voltrek exceeds certain earnings targets in fiscal 2024 and 2025, respectively. The acquisition was funded from existing cash and credit resources and has been operating as Voltrek, a division of Orion Energy Systems.

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

Replacing Reduced Revenue from Primary Customer

In fiscal 2024, 2023 and 2022, one customer accounted for 25.2%, 16.2% and 49.1% of our total revenue, respectively. In fiscal 2025, we expect that our customer concentration will continue at the approximate range experienced in fiscal 2024 and 2023. We continue to attempt to diversify our customer base by expanding our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market.

Selected Financial Data

The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2024	2023	2022	2021	2020
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$63,307	$57,210	$91,889	$87,664	$113,352
Service revenue	27,274	20,173	32,494	29,176	37,489
Total revenue	90,581	77,383	124,383	116,840	150,841
Cost of product revenue (1) (2) (7)	44,466	42,979	65,249	63,233	83,588
Cost of service revenue (1) (3) (7)	25,204	16,893	25,222	23,483	30,130
Total cost of revenue	69,670	59,872	90,471	86,716	113,718
Gross profit	20,911	17,511	33,912	30,124	37,123
General and administrative expenses (1) (4) (7)	16,740	19,487	11,680	11,262	11,184
Impairment of assets (5)	456	—	512	—	—
Acquisition related costs	56	765	—	—	—
Sales and marketing expenses (1) (5) (7)	12,988	11,392	11,628	10,341	11,113
Research and development expenses (1) (7)	1,495	1,852	1,701	1,685	1,716
(Loss) income from operations	(10,824)	(15,985)	8,391	6,836	13,110
Other income	39	—	1	56	28
Interest expense	(752)	(339)	(80)	(127)	(279)
Amortization of debt issue costs	(95)	(73)	(62)	(157)	(243)
Loss on debt extinguishment	—	—	—	(90)	—
Dividend and interest income	2	34	—	—	5
(Loss) income before income tax	(11,630)	(16,363)	8,250	6,518	12,621
Income tax expense (benefit) (6)	41	17,978	2,159	(19,616)	159
Net (loss) income	$(11,671)	$(34,341)	$6,091	$26,134	$12,462
Net (loss) income per share attributable to common shareholders:
Basic	$(0.36)	$(1.08)	$0.20	$0.85	$0.41
Diluted	$(0.36)	$(1.08)	$0.19	$0.83	$0.40
Weighted-average shares outstanding:
Basic	32,486	31,704	31,018	30,635	30,105
Diluted	32,486	31,704	31,295	31,304	30,965

(1)
Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022	2021	2020
	(in thousands)
Cost of product revenue	$5	$4	$5	$4	$3
Cost of service revenue	—	—	—	—	(1)
General and administrative expenses	923	1,596	793	716	576
Sales and marketing expenses	17	8	12	29	38
Research and development expenses	5	4	3	4	2
Total stock-based compensation expense	$950	$1,612	$813	$753	$618
(2)
Fiscal 2024 and Fiscal 2020 includes expense of $26 thousand and $0.1 million related to restructuring, respectively.
(3)
Fiscal 2024 and Fiscal 2020 includes expense of $48 thousand and $0.1 million related to restructuring, respectively.
(4)
Fiscal 2024 and Fiscal 2020 include expenses of $28 thousand and $28 thousand related to restructuring, respectively.
(5)
Fiscal 2024 and Fiscal 2020 includes expense of $21 thousand and $0.2 million related to restructuring, respectively.

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

Results of Operations: Fiscal 2024 versus Fiscal 2023

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2024	2023		2024	2023
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$63,307	$57,210	10.7%	69.9%	73.9%
Service revenue	27,274	20,173	35.2%	30.1%	26.1%
Total revenue	90,581	77,383	17.1%	100.0%	100.0%
Cost of product revenue	44,466	42,979	3.5%	49.1%	55.5%
Cost of service revenue	25,204	16,893	49.2%	27.8%	21.8%
Total cost of revenue	69,670	59,872	16.4%	76.9%	77.4%
Gross profit	20,911	17,511	19.4%	23.1%	22.6%
General and administrative expenses	16,740	19,487	(14.1)%	18.5%	25.2%
Impairment on Intangibles	456	—	NM	0.5%	0.0%
Acquisition related costs	56	765	(92.7)%	0.1%	1.0%
Sales and marketing expenses	12,988	11,392	14.0%	14.3%	14.7%
Research and development expenses	1,495	1,852	(19.3)%	1.7%	2.4%
(Loss) income from operations	(10,824)	(15,985)	NM	(11.9)%	(20.7)%
Other income	39	0	NM	0.0%	0.0%
Interest expense	(752)	(339)	(121.8)%	(0.8)%	(0.4)%
Amortization of debt issue costs	(95)	(73)	(30.1)%	(0.1)%	(0.1)%
(Loss) income before income tax	(11,630)	(16,363)	NM	(12.8)%	(21.1)%
Income tax expense	41	17,978	NM	0.0%	23.2%
Net (loss) income	$(11,671)	$(34,341)	NM	(12.9)%	(44.4)%

* NM = Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue increased by 10.7%, or $6.1 million, for fiscal 2024 versus fiscal 2023. Service revenue increased by 35.2%, or $7.1 million, for fiscal 2024 versus fiscal 2023. The increase in product and service revenue was primarily due to the execution of a significant government retrofit Lighting segment project along with increased EV segment revenues. Cost of product revenue increased by 3.5%, or $1.5 million, in fiscal 2024 versus the comparable period in fiscal 2023. Cost of service revenue increased by 49.2%, or $8.3 million, in fiscal 2024 versus fiscal 2023. The increases were primarily because of increases in revenue described above along with higher cost in our Maintenance Segment. Gross margin increased to 23.1% of revenue in fiscal 2024 from 22.6% in fiscal 2023, due primarily to improved absorption of fixed costs on increased revenue volume and mix.

Operating Expenses

General and Administrative. General and administrative expenses decreased 14.1%, or $2.7 million, in fiscal 2024 compared to fiscal 2023. This comparative decrease was primarily due to a reduction in estimate of $0.9 million of earn-out compensation costs recorded in fiscal 2023 related to the Voltrek acquisition, partially offset by a full year of cost at Voltrek.

Acquisition Related Costs. In fiscal 2024, we incurred acquisition costs of $56 thousand, primarily relating to the Voltrek acquisition. In fiscal 2023, we incurred acquisition expenses of $0.8 million relating to the acquisition of Voltrek.

Sales and Marketing. Our sales and marketing expenses increased 14.0%, or $1.6 million, in fiscal 2024 compared to fiscal 2023. The increase was primarily due to an increase in commission expense on higher sales volume.

Research and Development. Research and development expenses decreased 19.3%, or $0.4 million, in fiscal 2024 compared to fiscal 2023 primarily due to a decrease in testing costs.

Interest Expense. Interest expense in fiscal 2024 increased by $0.4 million to $0.8 million primarily because of a full year of borrowings in fiscal 2024 and a higher interest rate on our credit facility.

Income Taxes. Income tax expense decreased $18.0 million, or 99.9%, to $41 thousand compared to fiscal 2023. The fiscal 2023 expense included a one-time $17.8 million non-cash charge to increase the valuation allowance on a significant portion of our deferred tax assets. We do not expect to remit significant cash taxes for the next several years.

Results of Operations: Fiscal 2023 versus Fiscal 2022

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2023	2022		2023	2022
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$57,210	$91,889	(37.7)%	73.9%	73.9%
Service revenue	20,173	32,494	(37.9)%	26.1%	26.1%
Total revenue	77,383	124,383	(37.8)%	100.0%	100.0%
Cost of product revenue	42,979	65,249	(34.1)%	55.5%	52.5%
Cost of service revenue	16,893	25,222	(33.0)%	21.8%	20.3%
Total cost of revenue	59,872	90,471	(33.8)%	77.4%	72.7%
Gross profit	17,511	33,912	(48.4)%	22.6%	27.3%
General and administrative expenses	19,487	11,680	66.8%	25.2%	9.4%
Acquisition related costs	765	512	49.4%	1.0%	0.4%
Sales and marketing expenses	11,392	11,628	(2.0)%	14.7%	9.3%
Research and development expenses	1,852	1,701	8.9%	2.4%	1.4%
(Loss) income from operations	(15,985)	8,391	(290.5)%	(20.7)%	6.7%
Other income	-	1	(100.0)%	0.0%	0.0%
Interest expense	(339)	(80)	(323.8)%	(0.4)%	(0.1)%
Amortization of debt issue costs	(73)	(62)	(17.7)%	(0.1)%	(0.0)%
(Loss) income before income tax	(16,363)	8,250	(298.3)%	(21.1)%	6.6%
Income tax expense (benefit)	17,978	2,159	NM	23.2%	1.7%
Net (loss) income	$(34,341)	$6,091	(663.8)%	(44.4)%	4.9%

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

Research and Development. Research and development expenses increased 8.9%, or $0.2 million, in fiscal 2023 compared to fiscal 2022.

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

Lighting Segment

Our lighting segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. Our lighting segment provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers. Our lighting segment sells through ESCOs, Lighting Agents, Distributors and direct (turnkey) to end users.

The following table summarizes our lighting segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Revenues	$61,102	$56,553	$118,557
Operating (loss) income	$(1,352)	$(5,150)	$21,647
Operating margin	(2.2)%	(9.1)%	18.3%

Fiscal 2024 Compared to Fiscal 2023

Lighting segment revenue increased in fiscal 2024 by 8.0%, or $4.6 million, and operating loss decreased $3.8 million, compared to fiscal 2023, due to increased project volume on a government retrofit project. This increase led to a corresponding operating loss decrease in this segment, along with improved project margins.

Fiscal 2023 Compared to Fiscal 2022

Lighting segment revenue decreased in fiscal 2023 compared to fiscal 2022 by 52.3%, or $62.0 million, and operating income decreased by 123.8%, or $26.8 million, compared to fiscal 2022, due to an overall reduction in project volume performed for our largest customer.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Revenues	$17,147	$14,555	$5,826
Operating (loss) income	$(5,523)	$(2,221)	$337
Operating margin	(32.2)%	(15.3)%	5.8%

Fiscal 2024 Compared to Fiscal 2023

Maintenance segment revenue increased $2.6 million, or 17.8% in fiscal 2024 compared to fiscal 2023 primarily due to increased volume at a major customer. Operating loss increased $3.3 million, or 148.6%, in fiscal 2024 compared to fiscal 2023 primarily due to increased costs on fixed price contracts.

Fiscal 2023 Compared to Fiscal 2022

Maintenance segment revenue increased $8.7 million, or 149.8% in fiscal 2023 compared to fiscal 2022 primarily due to a full year of operations from the Stay-Lite acquisition. Operating loss increased $2.6 million, or 759.1%, in fiscal 2023 compared to fiscal 2022 primarily due to inflationary pressures causing increased costs on fixed price contracts.

EV Charging Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Revenues	$12,332	$6,275	—
Operating loss	$(1,563)	$(4,158)	—
Operating margin	(12.7)%	(66.3)%	—

Fiscal 2024 Compared to Fiscal 2023

EV segment revenue increased 96.5% or $6.1 million in fiscal 2024 compared to fiscal 2023 primarily due to a full year of Voltrek results being included in segment results. EV segment operating loss decreased $2.6 million or 62.4% in fiscal 2024 compared to fiscal 2023 due to increased revenue volume in the segment, partially offset by reduced gross margins.

Liquidity and Capital Resources

Overview

We had $5.2 million in cash and cash equivalents as of March 31, 2024, compared to $16.0 million at March 31, 2023. Our cash position decreased due to the results in our operations and a $3.0 million Voltrek earnout payment.

As of March 31, 2024, our borrowing base supported $20.1 million of availability under our credit facility, with $10.0 million drawn against that availability. As of March 31, 2023, our borrowing base supported $17.3 million of availability under our credit facility, with $10.0 million drawn against that availability.

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

In March 2021, we entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which we may offer and sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time through or to the Agent, acting as sales agent or principal. No share sales have yet been affected pursuant to the ATM program through March 31, 2024.

In April 2024, we executed Amendment No.2 to our Loan Security Agreement to add a $3.5 million term loan to the credit facility. The amendment also expanded the pool of eligible receivables to include government receivables in the calculation of the borrowing base. See Note 20 - Subsequent Event to our accompanying audited consolidated financial statements for more information.

We regularly explore various alternative sources of liquidity to help ensure that we will have the best allocation of invested capital to satisfy our working capital needs.

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

Cash Flows

The following table summarizes our cash flows for our fiscal 2024, fiscal 2023 and fiscal 2022:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(in thousands)
Operating activities	$(10,092)	$(2,291)	$(113)
Investing activities	(731)	(6,195)	(4,918)
Financing activities	(14)	10,012	104
(Decrease) increase in cash and cash equivalents	$(10,837)	$1,526	$(4,927)

Cash Flows Related to Operating Activities. Cash (used in) provided by operating activities primarily consisted of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for fiscal 2024 was $10.1 million and consisted of our net loss of $11.7 million adjusted for non-cash expense items and net cash used in changes in operating assets of $1.6 million, the largest of which was a $5.0 million increase in accounts payable, an increase of $3.2 million in revenue earned not billed, and a $2.3 million decrease in accrued liabilities.

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

Cash Flows Related to Investing Activities. Cash used in investing activities in fiscal 2024 was $0.7 million and consisted primarily of $0.8 million of purchases of property and equipment.

Cash used in investing activities in fiscal 2023 was $6.2 million and consisted primarily of the $5.6 million acquisition of Voltrek and $0.6 million of purchases of property and equipment.

Cash used in investing activities in fiscal 2022 was $4.9 million and consisted primarily of the $4.0 million acquisition of Stay-Lite Lighting, and an investment of a non-controlling equity stake in ndustrial, Inc. of $0.5 million and purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash used in financing activities in fiscal 2024 was $14 thousand.

Cash provided by financing activities in fiscal 2023 was $10.0 million which consisted of proceeds from our revolving credit facility.

Cash provided by financing activities in fiscal 2022 was $0.1 million.

Working Capital

Our net working capital as of March 31, 2024 was $16.7 million, consisting of $44.8 million of current assets and $28.1 million of current liabilities. Our net working capital as of March 31, 2023 was $25.9 million, consisting of $50.4 million of current assets and $24.5 million of current liabilities. The change was primarily due to a decrease in cash and cash equivalents and an increase in accounts payable, partially offset by an increase in revenue earned not billed.

Our net working capital as of March 31, 2022 was $32.9 million, consisting of $51.2 million in current assets and $18.4 million in current liabilities. The increase in our working capital in fiscal 2023 from our fiscal 2022 year-end was primarily due to an overall reduction in project volume performed for our largest customer and partially offset by the acquisition of Stay-Lite Lighting.

We generally attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions.

Indebtedness

Revolving Credit Agreement

Our credit agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2024, the borrowing base supported approximately $20.1 million of availability under the Credit Facility with $10.0 million drawn against that availability. As of March 31, 2023, the borrowing base supported approximately $17.3 million of availability under the Credit Facility with $10.0 million drawn against that availability.

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

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.8 million in fiscal 2024, $0.7 million in fiscal 2023 and $0.5 million in fiscal 2022. Our capital spending plans predominantly consist of investments related to maintenance fleet vehicles, new product development tooling and equipment and information technology systems, exclusive of any capital spending for potential acquisitions. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our Credit Facility.

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

Revenue derived from customer contracts which include performance obligation(s) for the sale of lighting fixtures and components we manufacture, lighting fixtures we source, and EV charging stations and related software and warranty arrangements we source, are classified as product revenue in the Consolidated Statements of Operations. The revenue for these transactions is recorded at the point in time when management believes that the customer obtains control of the products, generally either upon shipment or upon delivery to the customer’s facility. This point in time is determined separately for each contract and requires judgment by management of the contract terms and the specific facts and circumstances concerning the transaction.

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

Inventory. Inventories consist of raw materials and components, such as drivers, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out (FIFO) method. In determining the lower of cost or net realizable value, we consider assumptions such as business and economic conditions, expected demand for our products, changes in technology or customer requirements, recent historical sales activity (including usage in the preceding 9 to 12 months) and selling prices, as well as estimates of future selling prices. When the net realizable value of inventories exceeds the carrying value, Orion records, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value.

Recoverability of Long-Lived Assets. We evaluate long-lived assets such as property, equipment and definite lived intangible assets, such as patents, for impairment whenever events or circumstances indicate that the carrying value of the assets recognized in our financial statements may not be recoverable. Factors that we consider include whether there has been a significant decrease in the market value of an asset, a significant change in the way an asset is being utilized, or a significant change, delay or departure in our strategy for that asset, or a significant change in the macroeconomic environment. Our assessment of the recoverability of long-lived assets involves significant judgment and estimation. These assessments reflect our assumptions, which, we believe, are consistent with the assumptions hypothetical marketplace participants use. Factors that we must estimate when performing recoverability and impairment tests include, among others, forecasted revenue, margin costs and the economic life of the asset. If impairment is indicated, we determine if the total estimated future cash flows on an undiscounted basis are less than the carrying amounts of the asset or assets. If so, an impairment loss is measured and recognized.

As of January 1, 2024, due to a change in our forecast, a triggering event occurred requiring us to evaluate certain long-lived assets in our Maintenance segment. We performed the recoverability test for the asset group by comparing its carrying value to the group’s expected future undiscounted cash flows. We concluded that the carrying value exceeded the undiscounted cash flows of the long-lived asset group. As such the asset group was deemed not recoverable and an impairment charge of $0.5 million was recorded.

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

We performed a qualitative assessment in conjunction with our annual impairment test of our indefinite lived intangible assets and goodwill as of January 1, 2024. These qualitative assessments considered our operating results for the first nine months of fiscal 2024 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2024 plan. As a result of the conditions that existed as of the assessment date, we determined a quantitative assessment was necessary for our Maintenance segment reporting unit. We concluded that the undiscounted cash flows exceeded the carrying value for the indefinite lived intangibles and goodwill, and therefore no impairment charge was recorded.

As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not in the Lighting and EV segments and a quantitative analysis was not required.

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

Our judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. During fiscal 2023, we established a full valuation allowance on our net deferred tax assets due to end of the period of sustained profitability. In making these determinations, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance and ownership changes.

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

As of March 31, 2024, we had net operating loss carryforwards of approximately $78.2 million for federal tax purposes, $70.3 million for state tax purposes, and $0.8 million for foreign tax purposes.

We also had federal tax credit carryforwards of $1.3 million and state tax credit carryforwards of $0.3 million, which are reserved for as part of our valuation allowance. Of these tax attributes, $25.8 million of the federal and state net operating loss carryforwards are not subject to time restrictions on use but may only be used to offset 80% of future adjusted taxable income. The $123.5 million net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2024 and 2044.

We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2024, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.

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

As of March 31, 2024, we had $10.0 million of outstanding debt with floating interest rates.

Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. During fiscal 2024, we have experienced commodity price increases; however, as of the date of this report, we are not able to predict the future impact of on this risk. A hypothetical additional 20% increase in aluminum prices would have had a negative impact of $0.7 million on our net income in fiscal 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Orion Energy Systems, Inc.
Manitowoc, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Excess and Obsolescence Reserve

As described in Note 2 to the Company’s consolidated financial statements, the Company reports inventory using the first-in, first-out (FIFO) method. The Company records the amount required to reduce the carrying value of its inventories to net realizable value as a charge to cost of product revenue. As of March 31, 2024, the Company had inventories of approximately $18.2 million.

We identified the Company’s evaluation of excess and obsolete inventory as a critical audit matter. The principal considerations for this determination was management’s significant judgments utilized to determine the inventory reserve, specifically the assumptions related to the recent historical sales activity (including usage in the preceding 9 to 12 months) and expected demand for the products. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the completeness and accuracy of underlying data and calculations used to determine the reserve, including inventory quantities, carrying costs, and usage on a sample basis.
•
Evaluating the inputs to management’s assumptions, including corroborating management’s considerations of usage trends during the year, usage subsequent to year-end, and comparing parts identified for substitutions when applicable on a sample basis.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2011.
Milwaukee, Wisconsin
June 12, 2024

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,
	2024	2023
Assets
Cash and cash equivalents	$5,155	$15,992
Accounts receivable, net	14,022	13,728
Revenue earned but not billed	4,539	1,320
Inventories	18,246	18,205
Prepaid expenses and other current assets	2,860	1,116
Total current assets	44,822	50,361
Property and equipment, net	9,593	10,470
Goodwill	1,484	1,484
Other intangible assets, net	4,462	6,004
Other long-term assets	2,808	3,260
Total assets	$63,169	$71,579
Liabilities and Shareholders’ Equity
Accounts payable	$18,350	$13,405
Accrued expenses and other	9,440	10,552
Deferred revenue, current	260	480
Current maturities of long-term debt	3	17
Total current liabilities	28,053	24,454
Revolving credit facility	10,000	10,000
Long-term debt, less current maturities	—	3
Deferred revenue, long-term	413	489
Other long-term liabilities	2,161	3,384
Total liabilities	40,627	38,330
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2024 and 2023; no shares issued and outstanding at March 31, 2024 and 2023	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2024 and 2023; shares issued: 42,038,967 and 41,767,092 at March 31, 2024 and 2023; shares outstanding: 32,567,746 and 32,295,408 at March 31, 2024 and 2023	—	—
Additional paid-in capital	161,869	160,907
Treasury stock: 9,471,221 and 9,471,684 common shares at March 31, 2024 and 2023	(36,235)	(36,237)
Retained deficit	(103,092)	(91,421)
Total shareholders’ equity	22,542	33,249
Total liabilities and shareholders’ equity	$63,169	$71,579

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2024	2023	2022
Product revenue	$63,307	$57,210	$91,889
Service revenue	27,274	20,173	32,494
Total revenue	90,581	77,383	124,383
Cost of product revenue	44,466	42,979	65,249
Cost of service revenue	25,204	16,893	25,222
Total cost of revenue	69,670	59,872	90,471
Gross profit	20,911	17,511	33,912
Operating expenses:
General and administrative	16,740	19,487	11,680
Impairment on Intangibles	456	—	—
Acquisition related costs	56	765	512
Sales and marketing	12,988	11,392	11,628
Research and development	1,495	1,852	1,701
Total operating expenses	31,735	33,496	25,521
(Loss) income from operations	(10,824)	(15,985)	8,391
Other income (expense):
Other income	39	—	1
Interest expense	(752)	(339)	(80)
Amortization of debt issue costs	(95)	(73)	(62)
Interest income	2	34	—
Total other expense	(806)	(378)	(141)
(Loss) income before income tax	(11,630)	(16,363)	8,250
Income tax expense	41	17,978	2,159
Net (loss) income	$(11,671)	$(34,341)	$6,091
Basic net (loss) income per share attributable to common shareholders	$(0.36)	$(1.08)	$0.20
Weighted-average common shares outstanding	32,486,240	31,703,712	31,018,356
Diluted net (loss) income per share	$(0.36)	$(1.08)	$0.19
Weighted-average common shares and share equivalents outstanding	32,486,240	31,703,712	31,294,573

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2021	30,805,300	$157,485	$(36,240)	$(63,171)	$58,074
Exercise of stock options for cash	31,845	121	—	—	121
Shares issued under Employee Stock Purchase Plan	1,617	—	6	—	6
Stock-based compensation	260,014	813			813
Employee tax withholdings on stock-based compensation	(904)	—	(5)	—	(5)
Net income	—	—	—	6,091	6,091
Balance, March 31, 2022	31,097,872	158,419	(36,239)	(57,080)	65,100
Issuance of common stock for acquisition	620,067	800	—	—	800
Issuance of stock and shares for services	12,848	22	—	—	22
Exercise of stock options for cash	26,646	54	—	—	54
Shares issued under Employee Stock Purchase Plan	2,274	—	4	—	4
Stock-based compensation	536,622	1,612	—	—	1,612
Employee tax withholdings on stock-based compensation	(921)	—	(2)	—	(2)
Net loss	—	—	—	(34,341)	(34,341)
Balance, March 31, 2023	32,295,408	160,907	(36,237)	(91,421)	33,249
Issuance of stock and shares for services	11,320	12	—	—	12
Shares issued under Employee Stock Purchase Plan	2,817	—	4	—	4
Stock-based compensation	260,555	950	—	—	950
Employee tax withholdings on stock-based compensation	(2,354)	—	(2)	—	(2)
Net loss	—	—	—	(11,671)	(11,671)
Balance, March 31, 2024	32,567,746	$161,869	$(36,235)	$(103,092)	$22,542

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2024	2023	2022
Operating activities
Net (loss) income	$(11,671)	$(34,341)	$6,091
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,410	1,369	1,327
Amortization of intangible assets	1,085	653	227
Stock-based compensation	950	1,612	813
Impairment on intangibles	456	—	—
Amortization of debt issue costs	95	73	62
Deferred income tax benefit	(5)	17,881	1,980
Impairment of property and equipment	69	—	—
Loss (gain) on sale of property and equipment	84	27	(77)
Provision for inventory reserves	562	628	623
Provision for credit losses/bad debts	170	65	10
Other	12	96	26
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(464)	(586)	4,407
Revenue earned but not billed	(3,219)	1,426	851
Inventories	(603)	1,879	(420)
Prepaid expenses and other assets	(1,384)	2,017	(888)
Accounts payable	4,990	2,372	(8,125)
Accrued expenses and other liabilities	(2,334)	2,209	(6,933)
Deferred revenue, current and long-term	(295)	329	(87)
Net cash (used in) provided by operating activities	(10,092)	(2,291)	(113)
Investing activities
Cash to fund acquisitions, net of cash received	—	(5,600)	(4,012)
Cash paid for investment	—	—	(500)
Purchase of property and equipment	(837)	(586)	(518)
Additions to patents and licenses	—	(9)	(10)
Proceeds from sales of property, plant and equipment	106	—	122
Net cash used in investing activities	(731)	(6,195)	(4,918)
Financing activities
Payment of long-term debt	(15)	(15)	(14)
Proceeds from revolving credit facility	—	10,000	—
Payments to settle employee tax withholdings on stock-based compensation	(2)	(2)	(5)
Debt issue costs	—	(29)	(4)
Proceeds from employee equity exercises	3	58	127
Net cash (used in) provided by financing activities	(14)	10,012	104
Net (decrease) increase in cash and cash equivalents	(10,837)	1,526	(4,927)
Cash and cash equivalents at beginning of period	15,992	14,466	19,393
Cash and cash equivalents at end of period	$5,155	$15,992	$14,466
Supplemental cash flow information:
Cash paid for interest	$(691)	$(346)	$(68)
Cash paid for income taxes	$(59)	$(87)	$(203)
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$—	$800	$—

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Orion includes Orion Energy Systems, Inc., a Wisconsin corporation, and all consolidated subsidiaries. Orion provides light emitting diode lighting systems, wireless Internet of Things enabled control solutions, project engineering, energy project management design, maintenance services and turnkey electric vehicle charging stations and related installation services to commercial and industrial businesses, and federal and local governments, predominantly in North America and Germany.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of significant management estimates include revenue recognition, net realizable value of inventory, allowance for credit losses, accruals for warranty and loss contingencies, earn-out, income taxes, impairment analyses, and certain equity transactions. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

Orion considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Orion’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other, revolving credit facility and long-term debt. In addition, other long-term assets includes an equity investment of $0.5 million that is carried at cost less impairment, of which there has been no impairment as of March 31, 2024. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Allowance for Credit Losses

Orion performs ongoing evaluations of its customers and continuously monitors collections and payments. Orion estimates an allowance for credit losses based upon the historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. See Note 4 – Accounts Receivable for further discussion of the allowance for credit losses.

Inventory.

Inventories consist of raw materials and components, such as drivers, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out (FIFO) method. In determining the lower of cost or net realizable value, we consider assumptions such as business and economic conditions, expected demand for our products, changes in technology or customer requirements, recent historical sales activity (including usage in the preceding 9 to 12 months) and selling prices, as well as estimates of future selling prices. When the net realizable value of inventories exceeds the carrying value, Orion records, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value.

Incentive Plan

Orion’s human capital management and compensation committee annually approves an executive annual cash incentive program. Based upon the results for the fiscal years ended March 31, 2024, 2023, and 2022, Orion accrued approximately $0.2 million, $0, and $0.1 million expense related to these programs, respectively.

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

If there are multiple performance obligations in a single contract, the contract’s total transaction price is allocated to each individual performance obligation based on their relative standalone selling price. A performance obligation’s standalone selling price is the price at which Orion would sell such promised good or service separately to a customer. Orion uses an observable price to determine the stand-alone selling price for separate performance obligations or an expected cost-plus margin approach when one is not available. The expected cost-plus margin approach is used to determine the estimated stand-alone selling price for the service performance obligation and is based on average historical installation margin.

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

The sale of charging stations and related software subscriptions, renewals and extended warranty is presented in Product revenue. Orion is the principal in the sales of charging stations as it has control of the physical products prior to transfer to the customer. Accordingly, revenue is recognized on a gross basis. For certain sales, primarily software subscriptions, renewals and extended warranty, Orion is the sales agent providing access to the content and recognize commission revenue net of amounts due to third parties who fulfill the performance obligation. For these sales, control passes at the point in time upon providing access of the content to the customer.

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

From time to time, the EV segment enters into bill and hold arrangements, whereby the Company sells EV charging stations and the charging stations are warehoused at a Company location for a specified period of time in accordance with directions received from the Company's customers. Even though the charging stations are held at a Company location, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in a bill and hold arrangement when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product and the risk and rewards of ownership have transferred to the customer. Additionally, all the following bill and hold criteria have been met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive -the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

See Note 10 – Accrued Expenses and Other for a discussion of Orion’s accounting for the limited warranty it provides to customers for its products and services.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.

Shipping and Handling Costs

Orion records costs incurred in connection with shipping and handling of products as cost of product revenue. Amounts billed to customers in connection with these costs are included in product revenue.

Research and Development

Orion expenses research and development costs as incurred. Amounts are included in the Consolidated Statement of Operations on the line item Research and development.

Income Taxes

Orion recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2024 and 2023, Orion recognized a valuation allowance for all of its net deferred tax assets.

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

Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period. As more fully described in Note 16 – Stock Options and Restricted Shares, Orion currently awards non-vested restricted stock (and in some cases, in conjunction with associated cash award accounted for as a liability) to employees, executive officers and directors.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For fiscal 2024, 2023 and 2022, no supplier accounted for more than 10% of total cost of revenue.

In fiscal 2024, one customer accounted for 25.2% of revenue. In fiscal 2023, one customer accounted for 16.2% of total revenue. In fiscal 2022, one customer accounted for 49.1% of total revenue. The revenue from this customer is recorded in Orion's Lighting and Maintenance segments.

As of March 31, 2024, two customers accounted for 17.3% and 11.7% of accounts receivable. As of March 31, 2023, one customer accounted for 10.8 % of accounts receivable.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“Nasdaq”)

On December 21, 2023, Orion received a deficiency notice from Nasdaq that Orion was not in compliance with Rule 5450(a)(1) of the listing requirements (the “Minimum Bid Price Requirement”) because the per share closing bid price had been below $1.00 for thirty consecutive business days. On January 26, 2024, Orion received notice from Nasdaq Capital Market that Orion had regained compliance with Nasdaq's Minimum Bid Price Requirement.

On April 5, 2024, Orion Energy Systems, Inc. (the “Company”) received written notice (the “Notification Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing on The Nasdaq Capital Market. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company no longer meets the Bid Price Rule.

The Notification Letter does not impact the Company’s current listing on The Nasdaq Capital Market at this time, and shares of the Company’s common stock will continue to trade on the Nasdaq Capital Market under the symbol “OESX”. The Notification Letter states that the Company has 180 calendar days, or until October 2, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by October 2, 2024, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the Bid Price Rule) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period, including the implementation of a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company would have an opportunity to appeal the delisting determination to a hearings panel.

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

NOTE 3 — REVENUE

Revenue Recognition

See Note 2 – Summary of Significant Accounting Policies for a discussion of Orion’s accounting policies related to revenue recognition.

Contract Fulfillment Costs

Costs associated with product sales are accumulated in inventory as the fixtures are manufactured and are transferred to Cost of product revenue at the time revenue is recorded. See Note 5 – Inventories. Costs associated with installation sales are expensed as incurred.

Disaggregation of Revenue

The primary end-users of Orion’s lighting products and services are (a) the federal government, and (b) commercial or industrial companies.

The federal government obtains Orion products and services primarily through turnkey project sales that Orion makes to a select group of contractors who focus on the federal government. Revenues associated with government end-users are primarily included in the Orion Lighting and EV Segments.

Commercial or industrial end-users obtain Orion products and services through turnkey project sales or by purchasing products either direct from Orion or through distributors or energy service companies ("ESCOs"). Revenues associated with commercial and industrial end-users are included within each of Orion’s segments.

See Footnote 17 - Segment Data, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the year ended March 31, 2024 (dollars in thousands):

	Year Ended March 31, 2024			Year Ended March 31, 2023			Year Ended March 31, 2022
	Product	Services	Total	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$50,229	$10,783	$61,012	$46,500	$7,088	$53,588	$89,827	$27,242	$117,069
Maintenance services	4,687	12,460	17,147	3,266	11,289	14,555	573	5,252	5,825
Electric vehicle charging	8,301	4,031	12,332	4,479	1,796	6,275	—	—	—
Solar energy-related revenues	28	—	28	—	—	—	42	—	42
Total revenues from contracts with customers	63,245	27,274	90,519	54,245	20,173	74,418	90,442	32,494	122,936
Revenue accounted for under other guidance (1)	62	—	62	2,965	—	2,965	1,447	—	1,447
Total revenue	$63,307	$27,274	$90,581	$57,210	$20,173	$77,383	$91,889	$32,494	$124,383

(1) Revenue accounted for under other guidance is recognized as Product revenue in the consolidated statements of operations and includes $0, $2.8 million, and $1.2 million derived from sales-type leases for light figures for the fiscal years ended March 31, 2024, 2023, and 2022, respectively; $0.1 million, $0.1 million, and $0.2 million derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy for the fiscal years ended March 31, 2024, 2023, and 2022, respectively; and $0.1 million derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities for the fiscal years ended March 31, 2024, 2023, and 2022.

As of March 31, 2024 $0.8 million of bill and hold revenue had not shipped. No bill-and-hold revenue was recognized during the years ended March 31, 2023 or 2022.

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

The payments associated with these transactions that are due during the twelve months subsequent to March 31, 2024 are included in Accounts receivable, net in Orion’s Consolidated Balance Sheets. The remaining amounts due that are associated with these transactions are included in Long-term accounts receivable in Orion’s Consolidated Balance Sheets. As of March 31, 2024 and 2023, there were no such transactions included in Long-term accounts receivable.

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

The total amount received from the sales of these receivables during the twelve months ended March 31, 2024, 2023, and 2022 was $0, $6.3 million and $2.8 million, respectively. Orion’s losses on these sales aggregated to $0, $0.1 million and $13 thousand for the fiscal years ended March 31, 2024, 2023, and 2022, respectively, and are included in Interest expense in the Consolidated Statements of Operations.

Practical Expedients and Exemptions

Orion expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within Sales and marketing expense. There are no other capitalizable costs associated with obtaining contracts with customers.

Orion’s performance obligations related to lighting fixtures and EV charging stations typically do not exceed nine months in duration. As a result, Orion has elected the practical expedient that provides an exemption to the disclosure requirements regarding information about value assigned to remaining performance obligations on contracts that have original expected durations of one year or less.

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

Revenue earned but not billed represents revenue that has been recognized in advance of billing the customer, which is a common practice in Orion contracts for turnkey installations and repairs / replacement services. Once Orion has an unconditional right to consideration under these contracts, Orion typically bills the customer accordingly and reclassifies the amount to Accounts receivable, net. The change in contract assets is due to higher fiscal 2024 revenue and timing of project completions and invoicing.

Deferred revenue, current as of March 31, 2024, includes $0.3 million of contract liabilities which represent consideration received from customers on which installation has not yet begun or is partially complete and Orion has not fulfilled its contractual obligations. The amount of revenues recognized in the period that were included in the opening deferred revenue balances were $0.5 million, $0, and $0 for the years ended March 31, 2024, 2023, and 2022 respectively. This revenue consists primarily of work performed on previous billings to customers. The difference between the opening and closing balances of Orion's deferred revenue primarily results from the timing of Orion's billings in relation to the performance of work.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of March 31, 2024, and March 31, 2023 (dollars in thousands):

	March 31, 2024	March 31, 2023
Accounts receivable, net	$14,022	$13,728
Revenue earned but not billed	$4,539	$1,320
Deferred revenue (1)	$124	$480

(1) Includes the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

NOTE 4 — ACCOUNTS RECEIVABLE

Orion’s accounts receivable are due from companies in the commercial, governmental, industrial and agricultural industries, as well as wholesalers. Credit is extended based on an evaluation of a customer’s financial condition. Generally, collateral is not required for end users; however, the payment of certain trade accounts receivable from wholesalers is secured by irrevocable standby letters of credit and/or guarantees. Accounts receivable are generally due within 30-60 days. Accounts receivable are stated at the amount Orion expects to collect from outstanding balances. Orion provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for credit losses based on its assessment of the current status of individual accounts. Balances that are still outstanding after Orion has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	2024	2023
Accounts receivable, gross	$14,094	$13,814
Allowance for credit losses	(72)	(86)
Accounts receivable, net	$14,022	$13,728

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Beginning of period	$(86)	$(8)	$(11)
Reserve adjustment	—	(16)	—
Credit loss/bad debt expense	(170)	(65)	(10)
Write-off	184	3	13
End of period	$(72)	$(86)	$(8)

NOTE 5 — INVENTORIES

As of March 31, 2024 and 2023, Orion's inventory balances were as follows (dollars in thousands):

Inventories
As of March 31, 2024
Raw materials and components	$7,219
Work in process	267
Finished goods	10,760
Total	$18,246
As of March 31, 2023
Raw materials and components	$8,894
Work in process	558
Finished goods	8,753
Total	$18,205

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consists primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees and sales tax receivable. Prepaid expenses totaled $1.3 million and $1.0 million as of March 31, 2024 and March 31, 2023, respectively.

Other current assets as of March 31, 2024 and March 31, 2023 consists primarily of $1.6 million and $32 thousand, respectively, of prepaid software and services.

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

Property and equipment were comprised of the following (dollars in thousands):

	March 31, 2024	March 31, 2023
Land and land improvements	$433	$433
Buildings and building improvements	9,504	9,491
Furniture, fixtures and office equipment	7,941	7,782
Leasehold improvements	540	540
Equipment leased to customers	4,997	4,997
Plant equipment	11,142	11,234
Vehicles	959	720
Construction in progress	—	37
Gross property and equipment	35,516	35,234
Less: accumulated depreciation and amortization	(25,923)	(24,764)
Total property and equipment, net	$9,593	$10,470

Depreciation is recognized over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $1.4 million, $1.4 million and $1.3 million for the years ended March 31, 2024, 2023 and 2022, respectively.

Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	10-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers under Power Purchase Agreements	20 years
Plant equipment	3-10 years
Vehicles	5-7 years

No interest was capitalized for construction in progress during fiscal 2024 or fiscal 2023.

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

In February 2014, Orion entered into a multi-year lease agreement for use of office space in a multi-use office building in Jacksonville, Florida. The lease has since been extended, most recently during the first quarter of fiscal 2024, and presently terminates on June 30, 2026. The agreement is classified as an operating lease.

We lease office space in Lawrence, Massachusetts. The lease presently terminates in October, 2026. The agreement is classified as an operating lease.

We also lease office space in Pewaukee, Wisconsin. The lease has an option to renew one additional period of five years. The lease presently terminates in December, 2026. The renewal option is not in the calculation of the right of use asset or liability as the company is not reasonably certain to exercise the option. The agreement is classified as an operating lease.

Orion has leased other assets from third parties, principally office and production equipment. The terms of our other leases vary from contract to contract and expire at various dates in the next five years.

The weighted average discount rate for Orion’s lease obligations as of March 31, 2024 and 2023 is 5.3% and 5.4%, respectively. The weighted average remaining lease term as of March 31, 2024 and 2023 is 2.1 years and 3.0 years, respectively.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	March 31, 2024	March 31, 2023
Assets
Operating lease assets	Other long-term assets	$1,770	$2,174
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	990	823
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	1,121	1,826
Total lease liabilities		$2,111	$2,649

Orion had operating lease costs of $1.9 million for the year ended March 31, 2024. This includes short-term leases and variable lease costs, which are immaterial.

The estimated maturity of lease liabilities for each of the next five years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2025	$1,083
Fiscal 2026	984
Fiscal 2027	177
Fiscal 2028	—
Thereafter	—
Total lease payments	$2,244
Less: Interest	(133)
Present value of lease liabilities	$2,111

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the year ended March 31, 2024, 2023 and 2022 (dollars in thousands):

	March 31, 2024	March 31, 2023	March 31, 2022
Product revenue	$—	$2,818	$1,169
Cost of product revenue	—	2,771	1,073

The Consolidated Balance Sheet as of March 31, 2024 does not include a net investment in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were transferred to the financing institution prior to the respective balance sheet dates.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and were not material in the years ended March 31, 2024, 2023 and 2022. Orion has accounted for these transactions as operating leases.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Orion has $0.9 million of goodwill related to its purchase of Voltrek in the third quarter of fiscal 2023, which is assigned to the EV Charging operating segment.

Orion has $0.6 million of goodwill related to its purchase of Stay-Lite Lighting during fiscal year 2022, which is assigned to the Orion Maintenance operating segment.

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

Orion performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets as of January 1, 2024. This qualitative assessment considered Orion’s operating results for the first nine months of fiscal 2024 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2024 plan. Orion determined a triggering event existed with the acquired intangible assets from the Stay-Lite acquisition, which represents the asset group, within the Maintenance segment, resulting in the need for a quantitative assessment on the definite-lived intangible assets. The Company recognized non-cash intangible impairment losses of $0.5 million in G&A in fiscal 2024 related to the acquired Stay-Lite trade name and customer list within the Maintenance segment. We utilized the relief from royalty method and multi-period excess earnings method under the income approach to estimate fair value. The impairment charges are due to sustained expectations of declining revenue growth in future years and decreased margin expectations related to those acquired assets. After these impairments, the aggregate carrying amount of these intangible assets was $0.

Orion performed a qualitative assessment in conjunction with its annual impairment test of its goodwill as of January 1, 2024. This qualitative assessment considered Orion segment's operating results for the first nine months of fiscal 2024 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2024 plan. As a result of the conditions that existed as of the assessment date, Orion determined a triggering event existed and a quantitative assessment was required for the goodwill within the Maintenance segment. We utilized the multi-period excess earnings method under the income approach to estimate fair value. The quantitative assessment determined the undiscounted future cash flows exceeded the carrying value of the assets, and as such impairment conditions did not exist at the measurement date. No triggering event existed in the EV segment, and as such an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	March 31, 2024				March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,521	$(2,029)	$492	8.2	$2,521	$(1,930)	$591
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	300	(90)	210	3.5	464	(73)	391
Customer relationships	5,000	(4,296)	704	1.5	5,509	(3,914)	1,595
Vendor relationships	2,600	(554)	2,046	5.5	2,600	(183)	2,417
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$11,379	$(7,927)	$3,452	4.9	$12,052	$(7,058)	$4,994

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,010	$—	$1,010		$1,010	$—	$1,010
Total Indefinite-lived Intangible Assets	$1,010	$—	$1,010		$1,010	$—	$1,010

Total Other Intangible Assets	$12,389	$(7,927)	$4,462		$13,062	$(7,058)	$6,004

The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2025	$989
Fiscal 2026	751
Fiscal 2027	501
Fiscal 2028	455
Fiscal 2029	407
Thereafter	349
$3,452

Amortization expense is set forth in the following table (dollars in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Amortization included in cost of sales:
Patents	$99	$107	$183
Total	$99	$107	$183
Amortization included in operating expenses:
Customer relationships	$525	$296	$27
Vendor relationships	371	183	—
Developed technology	—	—	11
Tradename	90	67	6
Total	986	546	44
Total amortization of intangible assets	$1,085	$653	$227

Orion’s management periodically reviews the carrying value of patent applications and related costs. When a patent application is probable of being unsuccessful or a patent is no longer in use, Orion writes off the remaining carrying value as a charge to general and administrative expense within its Consolidated Statements of Operations. In fiscal years 2024, 2023, and 2022, write-offs were immaterial.

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of March 31, 2024 and March 31, 2023, Accrued expenses and other included the following (dollars in thousands):

	March 31, 2024	March 31, 2023
Accrued acquisition earn-out	$875	$3,000
Other accruals	1,854	2,598
Compensation and benefits	2,255	1,412
Credits due to customers	1,167	1,310
Accrued project costs	2,366	1,218
Warranty	552	497
Sales tax	219	274
Legal and professional fees	46	172
Sales returns reserve	106	71
Total	$9,440	$10,552

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	March 31,
	2024	2023	2022
Beginning of year	$646	$860	$1,009
Accruals	473	382	434
Warranty claims (net of vendor reimbursements)	(394)	(596)	(583)
Ending balance	$725	$646	$860

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

Diluted net (loss) income per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net (loss) income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. Net (loss) income per common share is calculated based upon the following shares:

	Fiscal Year Ended March 31,
	2024	2023	2022
Numerator:
Net (loss) income (dollars in thousands)	$(11,671)	$(34,341)	$6,091
Denominator:
Weighted-average common shares outstanding	32,486,240	31,703,712	31,018,356
Weighted-average effect of assumed conversion of stock options and restricted stock	—	—	276,217
Weighted-average common shares and share equivalents outstanding	32,486,240	31,703,712	31,294,573
Net (loss) income per common share:
Basic	$(0.36)	$(1.08)	$0.20
Diluted	$(0.36)	$(1.08)	$0.19

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net (loss) income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	March 31,
	2024	2023	2022
Common stock options	—	—	—
Restricted shares	1,485,485	883,899	17,803
Total	1,485,485	883,899	17,803

NOTE 12 — LONG-TERM DEBT

Long-term debt as of March 31, 2024 and 2023 consisted of the following (dollars in thousands):

	March 31,
	2024	2023
Revolving credit facility	$10,000	$10,000
Equipment debt obligations	3	20
Total long-term debt	10,003	10,020
Less current maturities	(3)	(17)
Long-term debt, less current maturities	$10,000	$10,003

Revolving Credit Agreement

On December 29, 2020, Orion entered into a Loan and Security Agreement with Bank of America, N.A., as lender (the “Credit Agreement”). The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2024, the borrowing base of the Credit Facility supports $20.1 million of availability, with $10.1 million remaining availability net of $10.0 million borrowed.

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

As of March 31, 2024, Orion is in compliance with all debt covenants.

Equipment Debt Obligation

In February 2019, Orion entered into additional debt agreements with a financing company in the principal amount of $44 thousand and $30 thousand fund certain equipment. The debts are secured by the related equipment. The debts bear interest at a rate of 6.43% and 8.77% respectively and both debts matured in January 2024.

Aggregate Maturities

As of March 31, 2024, aggregate maturities of long-term debt were as follows (dollars in thousands):

Fiscal 2025	$3
Fiscal 2026	10,000
Fiscal 2027	-
$10,003

NOTE 13 — INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ended (dollars in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Current	$46	$97	$179
Deferred	(5)	17,881	1,980
Total	$41	$17,978	$2,159

	2024	2023	2022
Federal, Current	$—	$—	$—
Federal, Deferred	(1)	14,557	1,658
Total Federal	$(1)	14,557	1,658
State, Current	46	97	179
State, Deferred	(4)	3,324	322
Total State	$42	3,421	501
Total	$41	$17,978	$2,159

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net	3.2%	4.0%	5.2%
State tax credits, net	(0.2)%	(1.9)%	—%
Federal tax credit	(0.4)%	—%	—%
Change in valuation reserve	(22.7)%	(131.3)%	(0.4)%
Permanent items	(0.8)%	(1.0)%	(1.9)%
Change in tax contingency reserve	(0.1)%	(0.1)%	0.1%
Equity compensation cancellations	(0.2)%	(0.1)%	0.1%
State return to provision	0.1%	(0.9)%	2.3%
Other, net	(0.3)%	0.4%	(0.2)%
Effective income tax rate	(0.4)%	(109.9)%	26.2%

The net deferred tax assets reported in the accompanying consolidated financial statements include the following components (dollars in thousands):

	March 31,
	2024	2023
Deferred tax assets:
Inventory, accruals and reserves	737	680
Interest deduction carry-forward	248	71
Federal and state operating loss carry-forwards	20,515	18,849
Tax credit carry-forwards	1,459	1,537
Equity compensation	200	188
Deferred revenue	21	25
Lease liability	527	669
Intangible assets	1,296	984
Other	1,164	798
Total deferred tax assets	26,167	23,801
Valuation allowance	(25,367)	(22,731)
Deferred tax assets, net of valuation allowance	800	1,070

Deferred tax liabilities:
Lease ROU asset	(442)	(549)
Fixed assets	(430)	(598)
Total deferred tax liabilities	(872)	(1,147)

Total net deferred tax (liabilities) assets	$(72)	$(77)

For fiscal year ended March 31, 2024, Orion’s deferred tax assets were primarily the result of U.S. NOL and tax credit carryforwards. Orion recorded a valuation allowance of $25.4 million and $22.7 million against its net deferred tax asset balance as of March 31, 2024 and March 31, 2023, respectively, due to the uncertainty of its realization value in the future. For the fiscal year ended March 31, 2024, the valuation allowance against Orion’s deferred tax assets increased by $2.7 million, primarily due to the current year book loss. For the fiscal year ended March 31, 2023, the valuation allowance against Orion’s deferred tax assets increased by $21.5 million due to management’s reassessment of the realizability of the domestic deferred tax assets.

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

As of March 31, 2024, Orion has federal NOL carryforwards of approximately $78.2 million, state NOL carryforwards of approximately $70.3 million, and foreign NOL carryforwards of approximately $0.8 million. Orion also had federal tax credit carryforwards of approximately $1.3 million and state tax credits of $0.3 million. All of Orion’s tax credit carryforwards and $123.5 million of its NOL carryforwards will begin to expire in varying amounts between 2024 and 2044. The remaining $25.8 million of its federal and state NOL carryforwards are not subject to time restrictions but may only be used to offset 80% of adjusted taxable income. Orion believes it is more likely than not that the benefit from its state credit carryforwards, foreign NOL carryforwards, federal credit carryforwards, and state loss carryforwards will not be realized. In recognition of this risk, Orion has provided a net valuation allowance of $25.4 million on the deferred tax assets related to these carryforwards.

Generally, a change of more than 50% in the ownership of Orion's stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, Orion's ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for Orion. There was no limitation of NOL carryforwards that occurred for fiscal 2024, fiscal 2023, or fiscal 2022.

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

Orion files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company's federal tax returns for tax years beginning April 1, 2020 or later are open. For states in which Orion files state income tax returns, the statute of limitations is generally open for tax years beginning April 1, 2020 or later.

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

Uncertain tax positions

As of March 31, 2024, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would affect Orion’s effective tax rate if recognized.

Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are included in the unrecognized tax benefits. Accrued interest and penalties for such unrecognized tax benefits as of March 31, 2024 and 2023 were $0.1 million. Orion had the following unrecognized tax benefit activity (dollars in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Unrecognized tax benefits as of beginning of fiscal year	$225	$215	$285
Additions based on tax positions related to the current period positions	1	1	39
Additions/(reductions) for tax positions of prior years	11	9	(109)
Unrecognized tax benefits as of end of fiscal year	$237	$225	$215

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Orion enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand. As of March 31, 2024, Orion had entered into $5.4 million of purchase commitments related primarily to inventory purchases. Orion expects the purchase commitments to be fulfilled during fiscal 2025.

Retirement Savings Plan

Orion sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary contributions by Orion. In fiscal 2024, 2023 and 2022, Orion made matching contributions of approximately $0.2 million, $0.2 million, and $0.1 million, respectively.

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock, having an aggregate offering price of up to $50 million from time to time through or to the Agent, acting as sales agent or principal. No share sales have been effected pursuant to the ATM program through March 31, 2024.

NOTE 16 — STOCK OPTIONS AND RESTRICTED SHARES

At Orion’s 2023 annual meeting of shareholders, Orion’s shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the “Amended 2016 Plan”). Approval of the Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 3,500,000 shares to 6,000,000 shares (an increase of 2,500,000 shares). As of March 31, 2024, the number of shares available for grant under the Amended 2016 Plan was 1,788,994.

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

Orion added performance conditions to a portion of the annual long-term incentive grants for fiscal 2023 and 2024 for Orion's executive compensation program. The performance-vesting restricted stock will vest to the extent Orion achieves revenue growth targets over a three-year period. Orion recognizes performance-vesting restricted stock expense ratably over the requisite service period based on the likelihood of meeting the performance conditions. As of March 31, 2024 and 2023, Orion recognized $0.3 million and $0 in stock-based compensation expense for performance-vesting restricted stock.

The following amounts of stock-based compensation expense for restricted shares were recorded (dollars in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Cost of product revenue	$5	$4	$5
General and administrative	923	1,596	793
Sales and marketing	17	8	12
Research and development	5	4	3
	$950	$1,612	$813

The following table summarizes information with respect to outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2023	73,136	$2.41
Granted	—	$—
Exercised	—	$—
Forfeited	(73,136)	$2.41
Outstanding at March 31, 2024	—	$—
Exercisable at March 31, 2024	—	$—

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2023	612,819	$2.82	130,635	$2.15
Shares issued	677,090	$1.42	577,742	$1.55
Shares vested	(260,555)	$3.19	—	—
Shares forfeited	(15,250)	$2.01	—	—
Shares outstanding at March 31, 2024	1,014,104	$1.87	708,377	$1.66
Per share price on grant date	$0.95 - 1.55		$1.55 - 2.18

During fiscal 2024, Orion recognized $1.0 million of stock-based compensation expense related to restricted shares.

As of March 31, 2024, 2023 and 2022, the weighted average grant-date fair value of restricted shares granted was $1.42, $2.16 and $5.55, respectively. The total fair value of shares vested during fiscal years ended March 31, 2024, 2023 and 2022 are $0.8 million, $1.0 million and $1.4 million, respectively.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2024 is expected to be recognized as follows (dollars in thousands):

Fiscal 2025	$696
Fiscal 2026	384
Fiscal 2027	137
Thereafter	—
Total	$1,217
Remaining weighted average expected term	2.1 years

NOTE 17 — SEGMENT DATA

Reportable segments are components of an entity that have separate financial data that the CODM regularly reviews when allocating resources and assessing performance. Orion's CODM is the chief executive officer. Previously, Orion had four reportable segments: Orion Services Group Segment, Orion Distribution Services Segment, Orion U.S. Markets Segment and Orion Electric Vehicle Charging Segment (the “EV Segment”). Effective during the first quarter of fiscal 2024, Orion began to evaluate and report its business using three segments: Orion Lighting Segment, Orion Maintenance Segment and Orion Electric Vehicle Charging Segment. Orion configured its fiscal 2024 budget in order to compare actual performance to plan performance for these segments. Due to the change in composition of reportable segments in the first quarter of fiscal 2024, the corresponding segment information for fiscal years 2023 and 2022 have been restated for presentation on a comparable basis.

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

	Revenues			Operating Income (Loss)
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2024	2023	2022	2024	2023	2022
Segments:
Lighting Segment	$61,102	$56,553	$118,557	$(1,352)	$(5,150)	$21,647
Maintenance Segment	17,147	14,555	5,826	(5,523)	(2,221)	337
EV Segment	12,332	6,275	-	(1,563)	(4,158)	-
Corporate and Other	-	-	-	(2,386)	(4,456)	(13,593)
	$90,581	$77,383	$124,383	$(10,824)	$(15,985)	$8,391

	Depreciation and Amortization			Capital Expenditures
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2024	2023	2022	2024	2023	2022
Segments:
Lighting Segment	$747	$1,094	$1,255	$92	$71	$302
Maintenance Segment	453	317	132	535	194	43
EV Segment	979	465	-	56	5	-
Corporate and Other	411	219	229	154	316	153
	$2,590	$2,095	$1,616	$837	$586	$498

	Total Assets
(dollars in thousands)	March 31, 2024	March 31, 2023
Segments:
Lighting Segment	$25,911	$28,641
Maintenance Segment	8,827	6,739
EV Segment	15,291	11,502
Corporate and Other	13,140	24,697
	$63,169	$71,579

Orion’s Lighting segment revenue outside the United States in Germany was $6.4 million, $0.2 million and $0 in for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. Orion has no long-lived assets outside the United States.

NOTE 18 — ACQUISITION

Acquisition of Voltrek

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider for a purchase price of $5.0 million in cash and $1.0 million of shares of common stock of Orion, subject to normal and customary closing adjustments of $0.9 million (the “Voltrek Acquisition”). In addition, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earn-out periods to the extent they are earned. As of March 31, 2024, Orion paid $3.0 million related to the fiscal 2023 earn-out opportunity and recorded $0.9 million to accrued expenses for the fiscal 2024 earn-out opportunity with an additional $0.5 million to other long-term liabilities for the cumulative potential earn-out opportunity which would be paid in fiscal 2026. The Voltrek Acquisition was funded with cash and Orion shares. Voltrek operates as Voltrek, an Orion Energy Systems business. The Voltrek Acquisition leverages Orion’s project management and maintenance expertise into a rapidly growing sector.

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

Orion has accounted for this transaction as a business combination. Orion has allocated the purchase price of approximately $4.3 million, which included an estimate of the earn-out liability of $0.2 million and $0.1 million for the working capital adjustment received in the first quarter fiscal 2023, to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. The remaining was $4.0 million funded with cash. The agreement also included an earn-out related purchase price adjustment of up to $0.7 million based on performance during the 2022 and 2023 calendar years. During fiscal 2023, the earn-out liability of $0.2 million was reversed, through acquisition related costs, based on Stay-Lite Lighting's actual performance during fiscal 2023. No adjustment was recorded in fiscal 2024 to the earn-out liability, and the earn-out period is now complete.

The following table summarizes the purchase price allocation for Stay-Lite:

(in thousands)	Opening Balance Sheet
Cash	$95
Accounts receivable	2,690
Revenue earned but not billed	342
Inventory	504
Prepaid expenses and other current assets	41
Property and equipment	725
Goodwill	564
Other intangible assets	673
Other long-term assets	537
Accounts payable	(965)
Accrued expenses and other	(492)
Other long-term liabilities	(411)
Net purchase consideration	$4,303

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

The value of the acquired definite-lived intangible assets from Stay-Lite were deemed fully impaired in fiscal 2024, and as such no future amortization expense will be recorded.

Stay-Lite Lighting’s post-acquisition results of operations since January 1, 2022 are included in Orion’s Consolidated Statements of Operations. The operating results of Stay-Lite Lighting are included in the Orion Maintenance segment.

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

If Voltrek was acquired on April 1, 2021, the pro forma Orion revenue for the twelve-month period ended on March 31, 2023 would have been $79.8 million and proforma net loss would have been $(33.5) million. Orion pro forma fiscal 2022 revenue would have been $128.0 million and net income would have been $5.9 million. If Stay-Lite was acquired on April 1, 2020, the pro forma Orion full year fiscal 2022 revenue would have been $131.3 million and net income would have been $6.0 million.

Transaction costs related to the Stay-Lite Acquisition and the Voltrek Acquisition are recorded in acquisition related costs in the Consolidated Statements of Operations. Transaction costs totaled $0.8 million in the twelve months ending March 31, 2023 and $0.5 million twelve months ended March 31, 2022, respectively.

NOTE 19 - RESTRUCTURING EXPENSE

During the fourth quarter of fiscal 2024, as part of Orion's response to declining financial results, Orion entered into separation agreements with multiple employees and recognized $0.1 million of expense. Orion's restructuring expense for the 12 months ended March 31 2024, 2023 and 2022 is reflected within its consolidated statement of operations as follows (dollars in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Cost of product revenue	$26	$-	$-
Cost of service revenue	48
General and administrative	28	-	-
Sales and marketing	21	-	-
	$123	$-	$-

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Segments:
Lighting	$52	$-	$-
Maintenance	48	-	-
EV	-	-	-
Corporate and Other	23	-	-
	$123	$-	$-

NOTE 20 — SUBSEQUENT EVENT

On April 22, 2024, the Company, with Bank of America, N.A. as lender, executed Amendment No. 2 (“Amendment No. 2”) to its Loan and Security Agreement dated December 29, 2020 and amended previously on November 4, 2022 (the “LSA”). The primary purpose of Amendment No. 2 was to add a $3.525 million mortgage loan facility to the LSA secured by the Company’s office headquarters property in Manitowoc, Wisconsin. Amendment No. 2 also broadened the definition of receivables to encompass government receivables as being eligible to be included in the Company’s borrowing base calculation for the purpose of establishing the Company’s monthly borrowing availability under the LSA.

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended March 31, 2024 and March 31, 2023 are as follows:

	Three Months Ended
	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	March 31, 2024	Total
	(in thousands, except per share amounts)
Total revenue	$17,613	$20,586	$25,971	$26,411	$90,581
Gross profit	$3,171	$4,569	$6,367	$6,804	$20,911
Net (loss) income (2)	$(6,637)	$(4,388)	$(2,256)	$1,610	$(11,671)
Basic net (loss) income per share (2)	$(0.21)	$(0.14)	$(0.07)	$0.05	$(0.36)
Shares used in basic per share calculation	32,346	32,503	32,531	32,486	32,486
Diluted net (loss) income per share (2)	$(0.21)	$(0.14)	$(0.07)	$0.05	$(0.36)
Shares used in diluted per share calculation	32,346	32,503	32,531	33,965	32,486

	Three Months Ended
	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Total
	(in thousands, except per share amounts)
Total revenue	$17,906	$17,560	$20,288	$21,629	$77,383
Gross profit	$3,554	$4,435	$4,781	$4,741	$17,511
Net loss (1)	$(2,835)	$(2,331)	$(24,059)	$(5,116)	$(34,341)
Basic net loss per share (1)	$(0.09)	$(0.07)	$(0.75)	$(0.16)	$(1.08)
Shares used in basic per share calculation	31,138	31,031	32,048	32,294	31,704
Diluted net loss per share (1)	$(0.09)	$(0.07)	$(0.75)	$(0.16)	$(1.08)
Shares used in diluted per share calculation	31,138	31,031	32,048	32,294	31,704

(1)
Includes $17.8 million of tax expense related to the booking of the valuation allowance on deferred tax assets during the three months ended December 31, 2022.
(2)
Includes $3.0 million reversal of prior period recognized earnout expense related to the Voltrek earnout compensation in the three months ended March 31, 2024.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2024, pursuant to Exchange Act Rule 13a-15(b) and 15d-15. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a level of reasonable assurance as of March 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of March 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended March 31, 2024, no director or section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

See Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Securities, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans. The additional information required by this item is incorporated by reference to our Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.

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

10.3

Amendment No. 2 to Loan and Security Agreement, dated effective as of April 22, 2024, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 24, 2024, is hereby incorporated by reference.

10.4	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.5	Amendment to Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed September 9, 2011 as Appendix A to the Registrant’s definitive proxy statement is hereby incorporated by reference.*

10.6

Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.7

Form of Stock Option Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.7 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.8

Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated, filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 30, 2023, is hereby incorporated by reference.*

10.9

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.5 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.10

Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.6 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.11

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.7 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.12

Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.8 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.13

Orion Energy Systems, Inc. Non-Employee Director Compensation Plan, effective as of February 16, 2023, filed as Exhibit 10.12 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.14

Executive Employment and Severance Agreement, effective as of October 19, 2020, between Orion Energy Systems, Inc. and J. Per Brodin, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on October 15, 2020, is hereby incorporated by reference.*

10.15

Amended and Restated Executive Employment and Severance Agreement, dated as of June 1, 2020, by and between Orion Energy Systems, Inc. and Scott A. Green, filed as Exhibit 10.17 to the Registrant's Form 10-K filed on June 1, 2021, is hereby incorporated by reference.*

10.16

At Market Issuance Sales Agreement between Orion Energy Systems, Inc. and B. Riley Securities, Inc., dated March 26, 2021, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 26, 2021, is hereby incorporated by reference.

10.17

Amended Executive Employment and Severance Agreement, effective as of November 10, 2022, by and between Orion Energy Systems, Inc. and Michael H. Jenkins, filed as Exhibit 10.2 to the Registrant's Form 8-K filed on August 3, 2022, is hereby incorporated by reference.*

10.18

Form of Executive Performance Share Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.19 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference.*

10.19

Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.20 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.20

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.21 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *+

10.21

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.22 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.22

Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.23 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.23

Form of Executive Tandem Performance Share and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023, filed as Exhibit 10.24 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.24

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023, filed as Exhibit 10.25 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.25

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023, filed as Exhibit 10.26 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.26

Cooperation Agreement, dated January 3, 2023, by and among Orion Energy Systems, Inc., Kanen Wealth Management, LLC, Philotimo Fund, LP and David Kanen and Charles McDulin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2023).

10.27

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

97	Orion Energy Systems, Inc. Compensation Recovery Policy. +

101	101.INS Inline XBRL Instance Document+

101.SCH Inline XBRL Taxonomy extension schema document+

101.CAL Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF Inline XBRL Taxonomy extension definition linkbase document+

101.LAB Inline XBRL Taxonomy extension label linkbase document+

101.PRE Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, has been formatted in Inline XBRL

Documents incorporated by reference by Orion Energy Systems, Inc. are filed with the Securities and Exchange Commission under File No. 001-33887.

* Management contract or compensatory plan or arrangement.

+ Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2024.

ORION ENERGY SYSTEMS, INC.

By:	/s/ Michael H. Jenkins
Michael H. Jenkins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 12, 2024.

Signature	Title

/s/ Michael H. Jenkins	Chief Executive Officer and Director (Principal
Michael H. Jenkins	Executive Officer)

/s/ J. Per Brodin	Chief Financial Officer, Executive Vice President, Chief Accounting Officer and
J. Per Brodin	Treasurer (Principal Financial Officer)

/s/ Anthony L. Otten	Board Chair
Anthony L. Otten

/s/ Heather L. Wishart-Smith	Director
Heather L. Wishart-Smith

/s/ Ellen B. Richstone	Director
Ellen B. Richstone

/s/ Sally Washlow	Director
Sally Washlow

/s/ Richard A. Shapiro	Director
Richard A. Shapiro