Form 10-Q
period 2024-06-30
ORION ENERGY SYSTEMS, INC.
filed 2024-08-07
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

There were 32,743,409 shares of the Registrant’s common stock outstanding on August 6, 2024.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2024	March 31, 2024
Assets
Cash and cash equivalents	$5,692	$5,155
Accounts receivable, net	12,475	14,022
Revenue earned but not billed	4,841	4,539
Inventories	15,860	18,246
Prepaid expenses and other current assets	3,272	2,860
Total current assets	42,140	44,822
Property and equipment, net	9,275	9,593
Goodwill	1,484	1,484
Other intangible assets, net	4,214	4,462
Other long-term assets	2,642	2,808
Total assets	$59,755	$63,169
Liabilities and Shareholders’ Equity
Accounts payable	$14,421	$18,350
Accrued expenses and other	9,835	9,440
Deferred revenue, current	245	260
Current maturities of long-term debt	264	3
Total current liabilities	24,765	28,053
Revolving credit facility	10,000	10,000
Long-term debt, less current maturities	3,261	—
Deferred revenue, long-term	394	413
Other long-term liabilities	2,256	2,161
Total liabilities	40,676	40,627
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2024 and March 31, 2024; no shares issued and outstanding at June 30, 2024 and March 31, 2024	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2024 and March 31, 2024; shares issued: 42,214,171 at June 30, 2024 and 42,038,967 at March 31, 2024; shares outstanding: 32,743,409 at June 30, 2024 and 32,567,746 at March 31, 2024	—	—
Additional paid-in capital	162,163	161,869
Treasury stock, common shares: 9,470,762 at June 30, 2024 and 9,471,221 at March 31, 2024	(36,234)	(36,235)
Retained deficit	(106,850)	(103,092)
Total shareholders’ equity	19,079	22,542
Total liabilities and shareholders’ equity	$59,755	$63,169

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2024	2023
Product revenue	$12,767	$13,671
Service revenue	7,139	3,942
Total revenue	19,906	17,613
Cost of product revenue	8,541	10,059
Cost of service revenue	7,066	4,383
Total cost of revenue	15,607	14,442
Gross profit	4,299	3,171
Operating expenses:
General and administrative	4,530	5,739
Acquisition related costs	—	53
Sales and marketing	2,937	3,296
Research and development	264	480
Total operating expenses	7,731	9,568
Loss from operations	(3,432)	(6,397)
Other income (expense):
Interest expense	(262)	(176)
Amortization of debt issue costs	(58)	(24)
Royalty income	15	—
Interest income	—	2
Total other expense	(305)	(198)
Loss before income tax	(3,737)	(6,595)
Income tax expense	21	42
Net loss	$(3,758)	$(6,637)
Basic net loss per share attributable to common shareholders	$(0.12)	$(0.21)
Weighted-average common shares outstanding	32,610,604	32,345,823
Diluted net loss per share	$(0.12)	$(0.21)
Weighted-average common shares and share equivalents outstanding	32,610,604	32,345,823

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2024	32,567,746	$161,869	$(36,235)	$(103,092)	$22,542
Shares issued under Employee Stock Purchase Plan	459	—	1	—	1
Stock-based compensation	175,204	294	—	—	294
Net loss	—	—	—	(3,758)	(3,758)
Balance, June 30, 2024	32,743,409	$162,163	$(36,234)	$(106,850)	$19,079

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2023	32,295,408	$160,907	$(36,237)	$(91,421)	$33,249
Shares issued under Employee Stock Purchase Plan	699	—	1	—	1
Stock-based compensation	206,451	188	—	—	188
Net loss	—	—	—	(6,637)	(6,637)
Balance, June 30, 2023	32,502,558	$161,095	$(36,236)	$(98,058)	$26,801

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(3,758)	$(6,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	348	346
Amortization of intangible assets	248	266
Stock-based compensation	294	188
Amortization of debt issue costs	58	24
Loss (gain) on sale of property and equipment	(6)	28
Provision for inventory reserves	33	161
Provision for credit losses	40	190
Other	196	1
Changes in operating assets and liabilities:
Accounts receivable	1,507	(1,075)
Revenue earned but not billed	(301)	89
Inventories	2,156	355
Prepaid expenses and other assets	(304)	(257)
Accounts payable	(3,929)	(1,906)
Accrued expenses and other	490	666
Deferred revenue, current and long-term	(34)	234
Net cash used in operating activities	(2,962)	(7,327)
Investing activities
Purchases of property and equipment	(24)	(508)
Proceeds from sale of property, plant and equipment	—	95
Net cash used in investing activities	(24)	(413)
Financing activities
Payment of long-term debt	(3)	(4)
Proceeds from long-term debt	3,525	—
Proceeds from employee equity exercises	1	1
Net cash provided by (used in) financing activities	3,523	(3)
Net increase (decrease) in cash and cash equivalents	537	(7,743)
Cash and cash equivalents at beginning of period	5,155	15,992
Cash and cash equivalents at end of period	$5,692	$8,249
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$363

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2025 or other interim periods.

The Condensed Consolidated Balance Sheet as of March 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on June 12, 2024.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three months ended June 30, 2024, one supplier accounted for 14.0% of total cost of revenue, while no suppliers accounted for more than 10% of total cost of revenue for three months ended June 30, 2023.

For the three months ended June 30, 2024, one customer accounted for 21.1% of total revenue. For the three months ended June 30, 2023, two customers accounted for 20.6% and 11.0% of total revenue, respectively.

As of June 30, 2024, one customer accounted for 15.7% and two customers accounted for 10.1% of accounts receivable. As of March 31, 2024, two customers accounted for 17.3% and 11.7% of accounts receivable.

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2016, the Financial Accounting Standards Board ("FASB:) issued accounting standards updates ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for Orion for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Orion adopted ASU 2016-13 effective April 1, 2023. The effect of adoption was immaterial.

Issued: Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity's income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

NOTE 3 — REVENUE

Orion generates revenue primarily by selling manufactured or sourced commercial lighting fixtures and components, sourced electric vehicle chargers and related products, installing these products in customer’s facilities, and providing maintenance services including repairs and replacements for the lighting and related electrical components. Orion recognizes revenue in accordance with the guidance in “Revenue from Contracts with Customers” (Topic 606) when control of the goods or services being provided (which Orion refers to as a performance obligation) is transferred to a customer at an amount that reflects the consideration Orion expects to receive in exchange for those goods or services.

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

Revenue from the lighting maintenance offering that includes both the sale of Orion manufactured or sourced product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Condensed Consolidated Statement of Operations.

The following tables provide detail of Orion’s total revenue for the three months ended June 30, 2024 and June 30, 2023 (dollars in thousands):

	Three Months Ended June 30, 2024
	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$10,045	$2,674	$12,719
Maintenance services	1,000	2,323	3,323
Electric vehicle charging	1,688	2,142	3,830
Solar energy related revenues	15	—	15
Total revenues from contracts with customers	12,748	7,139	19,887
Revenue accounted for under other guidance	19	—	19
Total revenue	$12,767	$7,139	$19,906

	Three Months Ended June 30, 2023
	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$11,785	$831	$12,616
Maintenance services	899	2,855	3,754
Electric vehicle charging	982	256	1,238
Total revenues from contracts with customers	13,666	3,942	17,608
Revenue accounted for under other guidance	5	—	5
Total revenue	$13,671	$3,942	$17,613

From time to time, Orion sells the receivables from one customer to a financing institution. The was no such activity during the three months ended June 30, 2024 or 2023.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of June 30, 2024 and March 31, 2024 (dollars in thousands):

	June 30, 2024	March 31, 2024
Accounts receivable, net	$12,475	$14,022
Revenue earned but not billed	$4,841	$4,539
Deferred revenue (1)	$124	$124

(1) Includes the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

There were no significant changes in the contract assets outside of standard reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of June 30, 2024 and March 31, 2024, includes $0.1 for both periods, of contract liabilities which represent consideration received from a new customer contract on which installation has not yet begun and Orion has not fulfilled the promises included.

NOTE 4 — ACCOUNTS RECEIVABLE

As of June 30, 2024 and March 31, 2024, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	June 30, 2024	March 31, 2024
Accounts receivable, gross	$12,582	$14,094
Allowance for credit losses	(107)	(72)
Accounts receivable, net	$12,475	$14,022

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Beginning of period	$(72)	$(86)
Credit loss expense	(40)	(190)
Write-off	5	4
End of period	$(107)	$(272)

NOTE 5 — INVENTORIES

As of June 30, 2024 and March 31, 2024, Orion's inventory balances were as follows (dollars in thousands):

Inventories
As of June 30, 2024
Raw materials and components	$6,357
Work in process	321
Finished goods	9,182
Total	$15,860

As of March 31, 2024
Raw materials and components	$7,219
Work in process	267
Finished goods	10,760
Total	$18,246

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees and sales tax receivable. Prepaid expenses totaled $1.5 million and $1.3 million as of June 30, 2024 and March 31, 2024, respectively.

Other current assets as of June 30, 2024 and March 31, 2024 consists primarily of $1.7 million and $1.6 million, respectively, of prepaid software and services.

NOTE 7 — PROPERTY AND EQUIPMENT

As of June 30, 2024 and March 31, 2024, property and equipment, net, included the following (dollars in thousands):

	June 30, 2024	March 31, 2024
Land and land improvements	$433	$433
Buildings and building improvements	9,530	9,504
Furniture, fixtures and office equipment	7,941	7,941
Leasehold improvements	540	540
Equipment leased to customers	4,997	4,997
Plant equipment	11,060	11,142
Vehicles	959	959
Gross property and equipment	35,460	35,516
Less: accumulated depreciation	(26,185)	(25,923)
Total property and equipment, net	$9,275	$9,593

NOTE 8 — LEASES

From time to time, Orion leases assets from third parties. Orion also leases certain assets to third parties.

Orion accounts for leases in accordance with Accounting Standards Codification ("ASC") 842. Under ASC 842, both finance and operating lease ROU assets and lease liabilities for leases with initial terms in excess of 12 months are recognized at the commencement date based on the present value of lease payments over the lease term. Orion recognizes lease expense for leases with an initial term of 12 months or less, referred to as short term leases, on a straight-line basis over the lease term.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	June 30, 2024	March 31, 2024
Assets
Operating lease assets	Other long-term assets	$1,591	$1,770
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$1,010	$990
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	881	1,121
Total lease liabilities		$1,891	$2,111

Orion had operating lease costs of $0.4 million for the three months ended June 30, 2024 and 2023, respectively.

The estimated maturity of lease liabilities for each of the remaining years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2025 (period remaining)	$815
Fiscal 2026	983
Fiscal 2027	177
Thereafter	—
Total lease payments	$1,975
Less: Interest	(84)
Present value of lease liabilities	$1,891

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Orion has $0.9 million of goodwill related to its purchase of Voltrek LLC ("Voltrek") in the third quarter of fiscal 2023, which has an indefinite life, and is assigned to the EV Charging operating segment.

Orion has $0.6 million of goodwill related to its purchase of Stay-Light Lighting during fiscal year 2022, which has an indefinite life, and is assigned to the Maintenance operating segment.

As of June 30, 2024 and March 31, 2024, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	June 30, 2024				March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,521	$(2,053)	$468	8.1	$2,521	$(2,029)	$492
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	300	(104)	196	3.3	300	(90)	210
Customer relationships	5,000	(4,413)	587	1.3	5,000	(4,296)	704
Vendor relationships	2,600	(647)	1,953	5.3	2,600	(554)	2,046
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$11,379	$(8,175)	$3,204	4.8	$11,379	$(7,927)	$3,452

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,010	$—	$1,010		$1,010	$—	$1,010
Total Non-Amortized Intangible Assets	$1,010	$—	$1,010		$1,010	$—	$1,010

Amortization expense on intangible assets was $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively.

The estimated amortization expense for the remainder of fiscal 2024, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2025 (period remaining)	$741
Fiscal 2026	751
Fiscal 2027	501
Fiscal 2028	455
Fiscal 2029	407
Thereafter	349
Total	$3,204

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of June 30, 2024 and March 31, 2024, accrued expenses and other included the following (dollars in thousands):

	June 30, 2024	March 31, 2024
Accrued acquisition earn-out	$875	$875
Other accruals	1,963	1,854
Compensation and benefits	2,629	2,255
Credits due to customers	1,401	1,167
Accrued project costs	2,236	2,366
Warranty	545	552
Sales returns reserve	88	106
Sales tax	68	219
Legal and professional fees	30	46
Total	$9,835	$9,440

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Beginning of period	$725	$646
Accruals	108	64
Warranty claims (net of vendor reimbursements)	(105)	(56)
End of period	$728	$654

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider (the “Voltrek Acquisition”). The Voltrek Acquisition agreement includes, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earn-out periods to the extent they are earned. As of June 30, 2024, Orion recorded $0.9 million to accrued expenses for the fiscal 2025 earn-out opportunity, which is recorded in accrued expenses and other.

NOTE 11 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net loss per common share reflects the dilution that would occur if restricted shares were vested. In the computation of diluted net loss per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the three months ended June 30, 2024 and 2023, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net loss per common share is calculated based upon the following shares:

	For the Three Months Ended June 30,
	2024	2023
Numerator:
Net loss (in thousands)	$(3,758)	$(6,637)
Denominator:
Weighted-average common shares outstanding	32,610,604	32,345,823
Weighted-average common shares and common share equivalents outstanding	32,610,604	32,345,823
Net loss per common share:
Basic	$(0.12)	$(0.21)
Diluted	$(0.12)	$(0.21)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net loss per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended June 30,
	2024	2023
Restricted shares	1,524,222	582,506
Total	1,524,222	582,506

NOTE 12 — LONG-TERM DEBT

Long-term debt consisted of the following (dollars in thousands):

	June 30, 2024	March 31, 2024
Revolving credit facility	$10,000	$10,000
Term Loan	3,525	—
Equipment debt obligations	—	3
Total long-term debt	13,525	10,003
Less current maturities	(264)	(3)
Long-term debt, less current maturities	$13,261	$10,000

Revolving Credit Agreement

On December 29, 2020, Orion entered into a $25 million Loan and Security Agreement with Bank of America, N.A., as lender (the “Credit Agreement”). .

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2024, the borrowing base of the Credit Facility supports $18.3 million of availability, with $8.3 million of remaining availability net of $10.0 million borrowed.

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

Effective April 22, 2024, the Company, with Bank of America, N.A. as lender, executed Amendment No. 2 to its Credit Agreement (“Amendment No. 2”). The primary purpose of Amendment No. 2 was to add a $3.525 million mortgage loan facility to the Credit Agreement secured by the Company’s office headquarters property in Manitowoc, Wisconsin. Amendment No. 2 also broadened the definition of receivables to encompass government receivables as being eligible to be included in the Company’s borrowing base calculation for the purpose of establishing the Company’s monthly borrowing availability under the Credit Agreement. Quarterly installments of $88,125 will be due on the first day of each fiscal quarter beginning October 1, 2024.

Remaining principal payments on long-term debt are $0.2 million and $13.3 million in fiscal 2025 and fiscal 2026, respectively.

As of June 30, 2024, Orion was in compliance with all debt covenants.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended June 30, 2024 and 2023, Orion recorded income tax expense of $21 thousand and $42 thousand, respectively, using this methodology.

As of June 30, 2024 and March 31, 2024, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

Uncertain Tax Positions

As of June 30, 2024, Orion’s balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended June 30, 2024, Orion issued 459 shares under the ESPP plan at a closing market price of $1.11. In the three months ended June 30, 2023, Orion issued 700 shares under the ESPP plan at a closing market price of $1.63.

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales have been effected pursuant to the ATM program through June 30, 2024.

NOTE 16 — RESTRICTED SHARES

At Orion’s 2023 annual meeting of shareholders, Orion’s shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the “Amended 2016 Plan”). The Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 3,500,000 shares to 6,000,000 shares (an increase of 2,500,000 shares); added a minimum vesting period for all awards granted under the Amended 2016 Plan (with limited exceptions); and added a specific prohibition on the payment of dividends and dividend equivalents on unvested awards.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Cost of product revenue	$2	$1
General and administrative	282	182
Sales and marketing	8	4
Research and development	2	1
Total	$294	$188

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2024	1,014,104	$1.87	708,377	$1.66
Shares issued	685,322	$1.09	821,559	$1.09
Shares vested	(175,204)	$2.99	—	—
Shares outstanding at June 30, 2024	1,524,222	$1.39	1,529,936	$1.35
Per share price on grant date	$1.09		$1.09

As of June 30, 2024, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.6 years, was approximately $1.7 million.

NOTE 17 — SEGMENT DATA

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Orion's CODM is the chief executive officer. Orion evaluates and reports on the business using three segments: Lighting Segment, Maintenance Segment and Electric Vehicle Charging Segment (“EV Segment”).

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

	Revenues		Operating Loss		Total Assets
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023	June 30, 2024	March 31, 2024
Segments:
Lighting Segment	$12,751	$12,621	$(1,206)	$(766)	$23,785	$25,911
Maintenance Segment	3,324	3,754	(976)	(1,840)	5,856	8,827
Electric Vehicle Charging Segment	3,831	1,238	(231)	(1,934)	14,812	15,291
Corporate and Other	—	—	(1,019)	(1,857)	15,302	13,140
	$19,906	$17,613	$(3,432)	$(6,397)	$59,755	$63,169

NOTE 18 — RESTRUCTURING EXPENSE

As part of Orion's response to declining financial results, Orion entered into separation agreements with multiple employees during the fourth quarter of fiscal 2024. In addition, an inventory write-off was recognized in the first quarter of fiscal 2025 for inventory related to a customer Orion no longer does business with. Orion's restructuring expense for the three months ended June 30, 2024 and 2023 is reflected within its consolidated statement of operations as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Cost of service revenue	$197	$—
General and administrative	196	—
	$393	$—

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Segments:
Maintenance	$389	$—
Corporate and Other	4	—
	$393	$—

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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, commercial and industrial electric vehicle (“EV”) charging infrastructure solutions, and lighting and electrical maintenance services. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We sell our products and services into many vertical markets within the broader commercial and industrial market segment. Primary verticals include: big box retail, manufacturing, warehousing/logistics, commercial office, federal and municipal government, healthcare and schools. Our services consist of turnkey installation (lighting and EV) and system maintenance. Virtually all of our sales occur within North America or for the US Department of Defense's military bases operating in foreign countries.

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

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Orion's CODM is the chief executive officer. Orion evaluates and reports on the business using three segments: Lighting Segment, Maintenance Segment and Electric Vehicle Charging Segment (“EV Segment”).

Results of Operations - Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023		2024	2023
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$12,767	$13,671	(6.6)%	64.1%	77.6%
Service revenue	7,139	3,942	81.1%	35.9%	22.4%
Total revenue	19,906	17,613	13.0%	100.0%	100.0%
Cost of product revenue	8,541	10,059	(15.1)%	42.9%	57.1%
Cost of service revenue	7,066	4,383	61.2%	35.5%	24.9%
Total cost of revenue	15,607	14,442	8.1%	78.4%	82.0%
Gross profit	4,299	3,171	35.6%	21.6%	18.0%
General and administrative expenses	4,530	5,739	(21.1)%	22.8%	32.6%
Acquisition related costs	—	53	(100.0)%	0.0%	0.3%
Sales and marketing expenses	2,937	3,296	(10.9)%	14.8%	18.7%
Research and development expenses	264	480	(45.0)%	1.3%	2.7%
Loss from operations	(3,432)	(6,397)	(46.3)%	(17.2)%	(36.3)%
Interest expense	(262)	(176)	48.9%	(1.3)%	(1.0)%
Amortization of debt issue costs	(58)	(24)	141.7%	(0.3)%	(0.1)%
Royalty income	15	—	NM	0.2%	0.0%
Interest income	—	2	(100.0)%	0.0%	0.0%
Loss before income tax	(3,737)	(6,595)	(43.3)%	(18.8)%	(37.4)%
Income tax expense (benefit)	21	42	(50.0)%	0.1%	0.2%
Net loss	$(3,758)	$(6,637)	(43.4)%	(18.9)%	(37.7)%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased 6.6%, or $0.9 million, for the first quarter of fiscal 2025 versus the first quarter of fiscal 2024. Service revenue increased 81.1%, or $3.2 million, for the first quarter of fiscal 2025 versus the first quarter of fiscal 2024. The resulting increase in total revenue was due to increased revenues in the EV segment, partially offset by decreased revenue in the Maintenance segment. Cost of product revenue decreased by 15.1%, or $1.5 million, in the first quarter of fiscal 2025 versus the comparable period in fiscal 2024. Cost of service revenue increased by 61.2%, or $2.7 million, in the first quarter of fiscal 2025 versus the comparable period in fiscal 2024. Gross margin increased from 18.0% of revenue in the first quarter of fiscal 2024 to 21.6% in the first quarter of fiscal 2025, due primarily to project mix and increased sales which assisted in the absorption of fixed costs.

Operating Expenses

General and Administrative. General and administrative expenses decreased 21.1%, or $1.2 million, in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. This comparative decrease was primarily due to a decrease in Voltrek earn out expense to $0.3 million in the first quarter of fiscal 2025 compared to $1.1 million in the first quarter of fiscal 2024.

Sales and Marketing. Sales and marketing expenses decreased 10.9%, or $0.4 million, in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. This comparative decrease was primarily due to the lower volume of product sales resulting in lower commissions expense.

Research and Development. Research and development expenses decreased 45.0%, or $0.2 million, in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	% Change
Revenues	$12,751	$12,621	1.0%
Operating loss	$(1,206)	$(766)	(57.4)%
Operating margin	(9.5)%	(6.1)%

Lighting segment revenue in the first quarter of fiscal 2025 increased by 1.0%, or $0.1 million compared to the first quarter of fiscal 2024. The increase in lighting segment revenue was due to variability in the timing of larger lighting projects. The increase in operating loss in this segment is a result of an increased percentage of service revenue, which has a lower gross margin than product revenue.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	% Change
Revenues	$3,324	$3,754	(11.5)%
Operating loss	$(976)	$(1,840)	47.0%
Operating margin	(29.4)%	(49.0)%

Maintenance segment revenue in the first quarter of fiscal 2025 decreased by 11.5%, or $0.4 million, compared to the first quarter of fiscal 2024 primarily due to the winddown of several customer contracts. Operating loss in this segment decreased as a result of an increase in gross margins driven by a more favorable revenue mix.

Electric Vehicle Charging Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	% Change
Revenues	$3,831	$1,238	209.5%
Operating loss	$(231)	$(1,934)	(88.1)%
Operating margin	(6.0)%	(156.2)%

EV segment revenue increased $2.6 million to $3.8 million in the first quarter of fiscal 2025. The increase in revenue over the first quarter of fiscal 2024 is due to a higher revenue volume to municipalities. Operating loss decreased $1.7 million in the first quarter of fiscal 2025 due to a $0.8 million decrease of earn-out expense included in general and administrative costs along with improved gross margins.

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

We had approximately $5.7 million in cash and cash equivalents as of June 30, 2024, compared to $5.2 million at March 31, 2024. Our cash position increased as a result of the mortgage loan largely offset by an operating loss and a net use of working capital during the first quarter of fiscal 2025.

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

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Operating activities	$(2,962)	$(7,327)
Investing activities	(24)	(413)
Financing activities	3,523	(3)
Increase (decrease) in cash and cash equivalents	$537	$(7,743)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first quarter of fiscal 2025 was $3.0 million and consisted of our net loss of $3.8 million adjusted for non-cash expense items and net cash provided in changes in operating assets of $0.6 million, the largest of which was a $3.9 million decrease in accounts payable, which was mostly offset by increases in accounts receivable and inventories.

Cash used in operating activities for the first quarter of fiscal 2024 was $7.3 million and consisted of our net loss of $6.6 million adjusted for non-cash expense items and net cash used in changes in operating assets of $0.8 million, the largest of which was a $1.9 million decrease in accounts payable.

Cash Flows Related to Investing Activities. Cash used in investing activities of $24 thousand in the first quarter of fiscal 2025 consisted primarily of purchases of property and equipment, net of proceeds.

Cash used in investing activities of $0.4 million in the first quarter of fiscal 2024 consisted primarily of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $3.5 million in the first quarter of fiscal 2025 was primarily due to the term loan discussed in Note 12 above, which was partially offset by payments on long-term debt.

Cash used by financing activities of $3 thousand in the first quarter of fiscal 2024 consisted primarily of payment of long-term debt.

Working Capital

Our net working capital as of June 30, 2024 was $17.4 million, consisting of $42.1 million in current assets and $24.8 million in current liabilities. Our net working capital as of March 31, 2024 was $16.7 million, consisting of $44.8 million in current assets and $28.1 million in current liabilities.

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

Indebtedness

Revolving Credit Agreement

Our credit agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2024, the borrowing base supported approximately $18.3 million of availability under the Credit Facility with $10.0 million drawn against that availability. As of June 30, 2023, the borrowing base supported approximately $18.6 million of availability under the Credit Facility with $10.0 million drawn against that availability.

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

Effective April 22, 2024, we, along with the lender, executed Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. The primary purpose of Amendment No. 2 was to add a $3.525 million mortgage loan facility to the Credit Agreement secured by our office headquarters property in Manitowoc, Wisconsin. Amendment No. 2 also broadened the definition of receivables to encompass government receivables as being eligible to be included in our borrowing base calculation for the purpose of establishing our monthly borrowing availability under the Credit Agreement. Quarterly installments of $88,125 will be due on the first day of each fiscal quarter beginning October 1, 2024.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $14.1 million and $22.0 million as of June 30, 2024 and March 31, 2024, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, stock-based compensation and income taxes. The estimates of forecasted cash flows are used in the assessment for impairment of long-lived assets and the realizability of deferred tax assets. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2024. For the quarter ended June 30, 2024, there were no material changes in our accounting policies.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 3 in the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2024. There have been no material changes to such exposures since March 31, 2024.

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

As of June 30, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 14 – Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which we filed with the SEC on June 12, 2024 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer of Orion adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)
Exhibits

10.1

Amendment No. 2 to Loan and Security Agreement, dated effective as of April 22, 2024, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, file as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 24, 2024, is hereby incorporated by reference.

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL and is contained in Exhibit 101.

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2024.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)