Form 10-Q
period 2024-09-30
ORION ENERGY SYSTEMS, INC.
filed 2024-11-06
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

There were 32,906,731 shares of the Registrant’s common stock outstanding on November 5, 2024.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2024	March 31, 2024
Assets
Cash and cash equivalents	$5,369	$5,155
Accounts receivable, net	11,709	14,022
Revenue earned but not billed	5,918	4,539
Inventories	15,026	18,246
Prepaid expenses and other current assets	1,947	2,860
Total current assets	39,969	44,822
Property and equipment, net	8,662	9,593
Goodwill	1,484	1,484
Other intangible assets, net	3,973	4,462
Other long-term assets	2,184	2,808
Total assets	$56,272	$63,169
Liabilities and Shareholders’ Equity
Accounts payable	$14,450	$18,350
Accrued expenses and other	11,707	9,440
Deferred revenue, current	359	260
Current maturities of long-term debt	352	3
Total current liabilities	26,868	28,053
Revolving credit facility	9,000	10,000
Long-term debt, less current maturities	3,173	—
Deferred revenue, long-term	375	413
Other long-term liabilities	1,053	2,161
Total liabilities	40,469	40,627
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2024 and March 31, 2024; no shares issued and outstanding at September 30, 2024 and March 31, 2024	—	—
Common stock, no par value: Shares authorized: 200,000,000 at September 30, 2024 and March 31, 2024; shares issued: 42,375,801 at September 30, 2024 and 42,038,967 at March 31, 2024; shares outstanding: 32,905,731 at September 30, 2024 and 32,567,746 at March 31, 2024	—	—
Additional paid-in capital	162,511	161,869
Treasury stock, common shares: 9,470,070 at September 30, 2024 and 9,471,221 at March 31, 2024	(36,233)	(36,235)
Retained deficit	(110,475)	(103,092)
Total shareholders’ equity	15,803	22,542
Total liabilities and shareholders’ equity	$56,272	$63,169

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Product revenue	$12,367	$15,588	$25,134	$29,259
Service revenue	6,994	4,998	14,133	8,940
Total revenue	19,361	20,586	39,267	38,199
Cost of product revenue	8,888	10,897	17,429	20,956
Cost of service revenue	6,001	5,120	13,067	9,503
Total cost of revenue	14,889	16,017	30,496	30,459
Gross profit	4,472	4,569	8,771	7,740
Operating expenses:
General and administrative	4,568	5,040	9,098	10,779
Acquisition related costs	—	3	—	56
Sales and marketing	2,848	3,312	5,785	6,608
Research and development	328	382	592	862
Total operating expenses	7,744	8,737	15,475	18,305
Loss from operations	(3,272)	(4,168)	(6,704)	(10,565)
Other income (expense):
Other income	—	12	—	12
Interest expense	(283)	(192)	(545)	(368)
Amortization of debt issue costs	(48)	(25)	(106)	(49)
Royalty income	1	—	16	2
Interest income	—	—	—	—
Total other expense	(330)	(205)	(635)	(403)
Loss before income tax	(3,602)	(4,373)	(7,339)	(10,968)
Income tax expense	23	15	44	57
Net loss	$(3,625)	$(4,388)	$(7,383)	$(11,025)
Basic net loss per share attributable to common shareholders	$(0.11)	$(0.14)	$(0.23)	$(0.34)
Weighted-average common shares outstanding	32,825,477	32,502,566	32,718,628	32,424,623
Diluted net loss per share	$(0.11)	$(0.14)	$(0.23)	$(0.34)
Weighted-average common shares and share equivalents outstanding	32,825,477	32,502,566	32,718,628	32,424,623

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2024	32,567,746	$161,869	$(36,235)	$(103,092)	$22,542
Shares issued under Employee Stock Purchase Plan	459	—	1	—	1
Stock-based compensation	175,204	294	—	—	294
Net loss	—	—	—	(3,758)	(3,758)
Balance, June 30, 2024	32,743,409	$162,163	$(36,234)	$(106,850)	$19,079
Shares issued under Employee Stock Purchase Plan	692	—	1	—	1
Stock-based compensation	161,630	348	—	—	348
Net loss	—	—	—	(3,625)	(3,625)
Balance, September 30, 2024	32,905,731	$162,511	$(36,233)	$(110,475)	$15,803

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2023	32,295,408	$160,907	$(36,237)	$(91,421)	$33,249
Shares issued under Employee Stock Purchase Plan	699	—	1	—	1
Stock-based compensation	206,451	188	—	—	188
Net loss	—	—	—	(6,637)	(6,637)
Balance, June 30, 2023	32,502,558	$161,095	$(36,236)	$(98,058)	$26,801
Shares issued under Employee Stock Purchase Plan	762	—	1	—	1
Stock-based compensation	—	226	—	—	226
Net income	—	—	—	(4,388)	(4,388)
Balance, September 30, 2023	32,503,320	$161,321	$(36,235)	$(102,446)	$22,640

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(7,383)	$(11,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	681	707
Amortization of intangible assets	495	540
Stock-based compensation	642	414
Amortization of debt issue costs	106	49
Loss on sale of property and equipment	91	45
Provision for inventory reserves	86	283
Provision for credit losses	55	190
Other	195	(1)
Changes in operating assets and liabilities:
Accounts receivable	2,259	(2,579)
Revenue earned but not billed	(1,379)	(507)
Inventories	2,936	(2,238)
Prepaid expenses and other assets	1,431	(2,058)
Accounts payable	(3,900)	2,154
Accrued expenses and other	1,158	1,365
Deferred revenue, current and long-term	63	1,346
Net cash used in operating activities	(2,464)	(11,315)
Investing activities
Purchases of property and equipment	(29)	(747)
Proceeds from sale of property, plant and equipment	189	100
Additions to patents and licenses	(5)	—
Net cash provided by (used in) investing activities	155	(647)
Financing activities
Payment of long-term debt	(3)	(7)
Proceeds from long-term debt	3,525	—
Payments of revolving credit facility	(1,000)	—
Proceeds from employee equity exercises	1	2
Net cash provided by (used in) financing activities	2,523	(5)
Net increase (decrease) in cash and cash equivalents	214	(11,967)
Cash and cash equivalents at beginning of period	5,155	15,992
Cash and cash equivalents at end of period	$5,369	$4,025
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$363

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

Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion also leases office space in Jacksonville, Florida and Lawrence, Massachusetts. Additionally, Orion had a lease in Pewaukee, Wisconsin that ended in August of the current fiscal year.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three and six months ended September 30, 2024 and 2023, no suppliers accounted for more than 10% of total cost of revenue.

For the three months ended September 30, 2024, two customers accounted for 25.0% and 12.5% of total revenue, respectively. For the six months ended September 30, 2024, two customers accounted for 23.0% and 10.4% of total revenue, respectively. For the three months ended September 30, 2023, two customers accounted for 18.2% and 10.7% of total revenue, respectively. For the six months ended September 30, 2023, two customers accounted for 19.3% and 10.8% of total revenue, respectively.

As of September 30, 2024, one customer accounted for 21.7% and one customer accounted for 17.9% of accounts receivable. As of March 31, 2024, two customers accounted for 17.3% and 11.7% of accounts receivable, respectively.

Recent Accounting Pronouncements

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

The following tables provide detail of Orion’s total revenue for the three and six months ended September 30, 2024 and September 30, 2023 (dollars in thousands):

	Three Months Ended September 30, 2024			Six Months Ended September 30, 2024
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$9,301	$1,297	$10,598	$19,345	$3,971	$23,316
Maintenance services	1,123	2,674	3,797	2,123	4,997	7,120
Electric vehicle charging	1,702	3,023	4,725	3,391	5,165	8,556
Solar energy related revenues	2	—	2	17	—	17
Total revenues from contracts with customers	12,128	6,994	19,122	24,876	14,133	39,009
Revenue accounted for under other guidance	239	—	239	258	—	258
Total revenue	$12,367	$6,994	$19,361	$25,134	$14,133	$39,267

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$11,928	$1,614	$13,542	$23,713	$2,445	$26,158
Maintenance services	876	2,757	3,633	1,775	5,612	7,387
Electric vehicle charging	2,752	627	3,379	3,734	883	4,617
Solar energy related revenues	13	—	13	13	—	13
Total revenues from contracts with customers	15,569	4,998	20,567	29,235	8,940	38,175
Revenue accounted for under other guidance	19	—	19	24	—	24
Total revenue	$15,588	$4,998	$20,586	$29,259	$8,940	$38,199

From time to time, Orion sells the receivables from one customer to a financing institution. The total amount received from the advances of these receivables was $0.6 million for the three and six months ended September 30, 2024. Orion's losses on these sales were $18 thousand for the three and six months ended September 30, 2024, and are included in Interest expense in the Condensed Consolidated Statement of Operations. There was no activity during the three and six months ended September 30, 2023.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of September 30, 2024 and March 31, 2024 (dollars in thousands):

	September 30, 2024	March 31, 2024
Accounts receivable, net	$11,709	$14,022
Revenue earned but not billed (1)	$5,709	$4,539
Deferred revenue (2)	$241	$124

(1) $0.2 million of our revenue earned but not billed is accounted for as a sales type lease under ASC 842, and therefore not considered a "contract asset", which is an asset defined by ASC 606.

(2) Includes the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

There were no significant changes in the contract assets outside of standard increases which are partially offset by reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of September 30, 2024 and March 31, 2024, includes $0.2 million and $0.1 million, respectively, of contract liabilities which represent consideration received from a new customer contract on which installation has not yet begun and Orion has not fulfilled the promises included. Of the $0.1 million outstanding as of March 31, 2024, $0.1 million has been recognized as revenue.

NOTE 4 — ACCOUNTS RECEIVABLE

As of September 30, 2024 and March 31, 2024, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	September 30, 2024	March 31, 2024
Accounts receivable, gross	$11,775	$14,094
Allowance for credit losses	(66)	(72)
Accounts receivable, net	$11,709	$14,022

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Beginning of period	$(107)	$(272)	$(72)	$(86)
Credit loss expense	(15)	—	(55)	(190)
Write-off	56	—	61	4
End of period	$(66)	$(272)	$(66)	$(272)

NOTE 5 — INVENTORIES

As of September 30, 2024 and March 31, 2024, Orion's inventory balances were as follows (dollars in thousands):

Inventories
As of September 30, 2024
Raw materials and components	$5,597
Work in process	360
Finished goods	9,069
Total	$15,026

As of March 31, 2024
Raw materials and components	$7,219
Work in process	267
Finished goods	10,760
Total	$18,246

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees and value added tax receivable. Prepaid expenses totaled $1.6 million and $1.3 million as of September 30, 2024 and March 31, 2024, respectively.

Other current assets as of September 30, 2024 and March 31, 2024 consists primarily of $0.3 million and $1.6 million, respectively, of prepaid software and services.

NOTE 7 — PROPERTY AND EQUIPMENT

As of September 30, 2024 and March 31, 2024, property and equipment, net, included the following (dollars in thousands):

	September 30, 2024	March 31, 2024
Land and land improvements	$433	$433
Buildings and building improvements	9,530	9,504
Furniture, fixtures and office equipment	7,879	7,941
Leasehold improvements	493	540
Equipment leased to customers	4,997	4,997
Plant equipment	11,001	11,142
Vehicles	534	959
Gross property and equipment	34,867	35,516
Less: accumulated depreciation	(26,205)	(25,923)
Total property and equipment, net	$8,662	$9,593

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	September 30, 2024	March 31, 2024
Assets
Operating lease assets	Other long-term assets	$1,165	$1,770
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$946	$990
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	478	1,121
Total lease liabilities		$1,424	$2,111

Orion had operating lease costs of $0.3 million and $0.7 million for the three and six months ended September 30, 2024, respectively. Orion had operating lease costs of $0.7 million and $1.1 million for the three and six months ended September 30, 2023, respectively.

The estimated maturity of lease liabilities for each of the remaining years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2025 (period remaining)	$498
Fiscal 2026	889
Fiscal 2027	106
Thereafter	—
Total lease payments	$1,493
Less: Interest	(69)
Present value of lease liabilities	$1,424

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

Revenues, and production and acquisition costs, associated with sales-type leases are included in Product revenue and Cost of product revenue in the Consolidated Statement of Operations. These amounts are recorded for each fixture separately based on the customer’s monthly acknowledgment that specified fixtures have been installed and are operating as specified. The execution of the acknowledgment is considered the commencement date as defined in ASC 842.

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the quarter ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Product revenue	$209	$—	$209	$—
Cost of product revenue	$195	$—	$195	$—

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Orion had $0.9 million of goodwill related to its purchase of Voltrek LLC ("Voltrek") in the third quarter of fiscal 2023, which has an indefinite life, and is assigned to the EV Charging operating segment.

Orion had $0.6 million of goodwill related to its purchase of Stay-Light Lighting during fiscal year 2022, which has an indefinite life, and is assigned to the Maintenance operating segment.

As of September 30, 2024 and March 31, 2024, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	September 30, 2024				March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,526	$(2,075)	$451	8.0	$2,521	$(2,029)	$492
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	300	(119)	181	3.0	300	(90)	210
Customer relationships	5,000	(4,529)	471	1.0	5,000	(4,296)	704
Vendor relationships	2,600	(740)	1,860	5.0	2,600	(554)	2,046
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$11,384	$(8,421)	$2,963	4.7	$11,379	$(7,927)	$3,452

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,010	$—	$1,010		$1,010	$—	$1,010
Total Non-Amortized Intangible Assets	$1,010	$—	$1,010		$1,010	$—	$1,010

Amortization expense on intangible assets was $0.2 million and $0.5 million for the three and six months ended September 30, 2024 and 2023, respectively.

The estimated amortization expense for the remainder of fiscal 2024, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2025 (period remaining)	$494
Fiscal 2026	752
Fiscal 2027	501
Fiscal 2028	455
Fiscal 2029	408
Thereafter	353
Total	$2,963

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of September 30, 2024 and March 31, 2024, accrued expenses and other included the following (dollars in thousands):

	September 30, 2024	March 31, 2024
Accrued acquisition earn-out	$2,305	$875
Other accruals	1,992	1,854
Compensation and benefits	2,166	2,255
Credits due to customers	1,560	1,167
Accrued project costs	2,801	2,366
Warranty	506	552
Sales returns reserve	156	106
Sales tax	195	219
Legal and professional fees	26	46
Total	$11,707	$9,440

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Beginning of period	$728	$654	$725	$646
Accruals	63	81	171	145
Warranty claims (net of vendor reimbursements)	(99)	(60)	(204)	(116)
End of period	$692	$675	$692	$675

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider (the “Voltrek Acquisition”). The Voltrek Acquisition agreement provided that, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and has been, and will be, expensed over the course of the earn-out periods to the extent they are earned. As of September 30, 2024, Orion recorded $2.3 million to accrued expenses for the fiscal 2024, fiscal 2025, and the cumulative earn-out opportunity, which is recorded in accrued expenses and other.

NOTE 11 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net loss per common share reflects the dilution that would occur if restricted shares were vested. In the computation of diluted net loss per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the three and six months ended September 30, 2024 and 2023, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net loss per common share is calculated based upon the following shares:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss (in thousands)	$(3,625)	$(4,388)	$(7,383)	$(11,025)
Denominator:
Weighted-average common shares outstanding	32,825,477	32,502,566	32,718,628	32,424,623
Weighted-average common shares and common share equivalents outstanding	32,825,477	32,502,566	32,718,628	32,424,623
Net loss per common share:
Basic	$(0.11)	$(0.14)	$(0.23)	$(0.34)
Diluted	$(0.11)	$(0.14)	$(0.23)	$(0.34)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net loss per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Time-Based Restricted shares	1,363,592	933,808	1,363,592	933,808
Performance-Based Restricted shares	1,529,936	708,377	1,529,936	708,377
Total	2,893,528	1,642,185	2,893,528	1,642,185

NOTE 12 — LONG-TERM DEBT

Long-term debt, including the revolving credit facility, consisted of the following (dollars in thousands):

	September 30, 2024	March 31, 2024
Revolving credit facility	$9,000	$10,000
Term Loan	3,525	—
Equipment debt obligations	—	3
Total long-term debt	12,525	10,003
Less current maturities	(352)	(3)
Long-term debt, less current maturities	$12,173	$10,000

Revolving Credit Agreement

On December 29, 2020, Orion entered into a $25 million Loan and Security Agreement with Bank of America, N.A., as lender (the “Credit Agreement”).

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2024, the borrowing base of the Credit Facility supported approximately $16.7 million of availability, with $7.7 million of remaining availability net of $9.0 million borrowed.

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

Effective April 22, 2024, the Company, with Bank of America, N.A. as lender, executed Amendment No. 2 to its Credit Agreement (“Amendment No. 2”). The primary purpose of Amendment No. 2 was to add a $3.525 million mortgage loan facility to the Credit Agreement secured by the Company’s office headquarters property in Manitowoc, Wisconsin. Amendment No. 2 also broadened the definition of receivables to encompass government receivables as being eligible to be included in the Company’s borrowing base calculation for the purpose of establishing the Company’s monthly borrowing availability under the Credit Agreement. Quarterly installments of $88,125 are due on the first day of each fiscal quarter beginning October 1, 2024.

Remaining principal payments on long-term debt are $0.2 million and $3.3 million in fiscal 2025 and fiscal 2026, respectively. An additional $9.0 million is due in fiscal 2026, which is related to the Credit Facility.

As discussed in Note 19 - Subsequent Events, the maturity date of the Credit Facility was extended from December 29, 2025 to June 30, 2027.

As of September 30, 2024, Orion was in compliance with all debt covenants.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended September 30, 2024 and 2023, Orion recorded income tax expense of $23 thousand and $15 thousand, respectively, using this methodology. For the six months ended September 30, 2024 and 2023, Orion recorded income tax expense of $44 thousand and $57 thousand, respectively, using this methodology.

As of September 30, 2024 and March 31, 2024, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

Uncertain Tax Positions

As of September 30, 2024, Orion’s balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended September 30, 2024, Orion issued 692 shares under the ESPP plan at a closing market price of $0.86. In the three months ended September 30, 2023, Orion issued 762 shares under the ESPP plan at a closing market price of $1.26.

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales have been exercised pursuant to the ATM program through September 30, 2024.

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

The following amounts of stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Cost of product revenue	$2	$2	$4	$3
General and administrative	336	218	618	400
Sales and marketing	8	4	15	8
Research and development	2	2	5	3
Total	$348	$226	$642	$414

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2024	1,014,104	$1.87	708,377	$1.66
Shares issued	685,322	$1.09	821,559	$1.09
Shares vested	(335,834)	$2.30	—	—
Shares outstanding at September 30, 2024	1,363,592	$1.37	1,529,936	$1.35
Per share price on grant date	$1.09		$1.09

As of September 30, 2024, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.7 years, was approximately $1.6 million.

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

	Revenues		Operating Loss		Total Assets
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023	September 30, 2024	March 31, 2024
Segments:
Lighting Segment	$10,840	$13,573	$(1,281)	$(1,962)	$21,712	$25,911
Maintenance Segment	3,796	3,634	(352)	(1,760)	5,309	8,827
Electric Vehicle Charging Segment	4,725	3,379	(604)	(1,029)	14,190	15,291
Corporate and Other	—	—	(1,035)	583	15,061	13,140
	$19,361	$20,586	$(3,272)	$(4,168)	$56,272	$63,169

	Revenues		Operating Income (Loss)
	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Segments:
Lighting Segment	$23,591	$26,194	$(2,487)	$(2,728)
Maintenance Segment	7,120	7,388	(1,328)	(3,600)
Electric Vehicle Charging Segment	8,556	4,617	(835)	(2,963)
Corporate and Other	—	—	(2,054)	(1,274)
	$39,267	$38,199	$(6,704)	$(10,565)

NOTE 18 — RESTRUCTURING EXPENSE

As part of Orion's response to declining financial results, Orion entered into separation agreements with multiple employees during the fourth quarter of fiscal 2024, which ended in the second quarter of fiscal 2025. In addition, an inventory write-off was recognized in the first quarter of fiscal 2025 for inventory related to a customer Orion no longer does business with due to the restructuring, along with a lease breakage fee that occurred in the second quarter of fiscal 2025 due to the closing of the Pewaukee office. Orion's restructuring expense for the three and six months ended September 30, 2024 and 2023 is reflected within its consolidated statement of operations as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Cost of product revenue	$—	$—	$197	$—
Cost of service revenue	149	—	149	—
General and administrative	173	—	368	—
	$322	$—	$714	$—

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Segments:
Maintenance	$313	$—	$699	$—
Corporate and Other	9	—	15	—
	$322	$—	$714	$—

NOTE 19 — Subsequent Events

Effective October 11, 2024, Stay-Lite Lighting, Inc. was dissolved with all of its assets and liabilities being assigned to Orion Energy Systems, Inc.

On October, 30, 2024, the Company, with Bank of America, N.A. as lender, executed Amendment No. 3 ("Amendment No. 3") to its Credit Agreement. The primary purpose of Amendment No. 3 was to extend the maturity date of the Credit Facility from December 29, 2025 to June 30, 2027.

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

We differentiate ourselves from our competitors by offering very efficient light fixtures (measured in lumens per watt) coupled with our project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration and commissioning. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021. We believe that providing these services enables us to support a long-term business relationship with our customers and results in an increase in our recurring revenue. We completed the acquisition of Stay-Lite Lighting on January 1, 2022, which was intended to further expand our maintenance services capabilities. We subsequently dissolved the Stay-Lite business and merged the net assets into Orion effective October 1, 2024. On October 5, 2022, we acquired Voltrek, which was intended to leverage our project management and maintenance expertise into the rapidly growing EV sector.

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

Results of Operations - Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023		2024	2023
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$12,367	$15,588	(20.7)%	63.9%	75.7%
Service revenue	6,994	4,998	39.9%	36.1%	24.3%
Total revenue	19,361	20,586	(6.0)%	100.0%	100.0%
Cost of product revenue	8,888	10,897	(18.4)%	45.9%	52.9%
Cost of service revenue	6,001	5,120	17.2%	31.0%	24.9%
Total cost of revenue	14,889	16,017	(7.0)%	76.9%	77.8%
Gross profit	4,472	4,569	(2.1)%	23.1%	22.2%
General and administrative expenses	4,568	5,040	(9.4)%	23.6%	24.5%
Acquisition related costs	—	3	(100.0)%	0.0%	0.0%
Sales and marketing expenses	2,848	3,312	(14.0)%	14.7%	16.1%
Research and development expenses	328	382	(14.1)%	1.7%	1.9%
Loss from operations	(3,272)	(4,168)	(21.5)%	(16.9)%	(20.2)%
Interest expense	(283)	(192)	47.4%	(1.5)%	(0.9)%
Amortization of debt issue costs	(48)	(25)	92.0%	(0.2)%	(0.1)%
Royalty income	1	—	NM	0.0%	0.0%
Other income	—	12	(100.0)%	0.0%	0.1%
Loss before income tax	(3,602)	(4,373)	(17.6)%	(18.6)%	(21.2)%
Income tax expense	23	15	53.3%	0.1%	0.1%
Net loss	$(3,625)	$(4,388)	(17.4)%	(18.7)%	(21.3)%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased 20.7%, or $3.2 million, for the second quarter of fiscal 2025 versus the second quarter of fiscal 2024. Service revenue increased 39.9%, or $2.0 million, for the second quarter of fiscal 2025 versus the second quarter of fiscal 2024. The resulting decrease in total revenue was due to decreased revenues in the Lighting segment, partially offset by increased revenue in the EV segment. Cost of product revenue decreased by 18.4%, or $2.0 million, in the second quarter of fiscal 2025 versus the comparable period in fiscal 2024. Cost of service revenue increased by 17.2%, or $0.9 million, in the second quarter of fiscal 2025 versus the comparable period in fiscal 2024. Gross margin increased from 22.2% of revenue in the second quarter of fiscal 2024 to 23.1% in the second quarter of fiscal 2025, due primarily to increased margins in the maintenance segment.

Operating Expenses

General and Administrative. General and administrative expenses decreased 9.4%, or $0.5 million, in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. This comparative decrease was primarily due to a decrease in Voltrek earn out expense to $0.6 million in the second quarter of fiscal 2025 compared to $1.1 million in the second quarter of fiscal 2024.

Sales and Marketing. Sales and marketing expenses decreased 14.0%, or $0.5 million, in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. This comparative decrease was primarily due to the lower volume of product sales resulting in lower commissions expense.

Research and Development. Research and development expenses decreased 14.1%, or $0.1 million, in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024.

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	% Change
Revenues	$10,840	$13,573	(20.1)%
Operating loss	$(1,281)	$(1,962)	34.7%
Operating margin	(11.8)%	(14.5)%

Lighting segment revenue in the second quarter of fiscal 2025 decreased by 20.1%, or $2.7 million compared to the second quarter of fiscal 2024. The decrease in lighting segment revenue was due to variability in the timing of larger lighting projects along with the completion of the United States Department of Defense project in Germany. The decrease in operating loss in this segment was a result of an increased percentage of product revenue, which has a higher gross margin than service revenue.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	% Change
Revenues	$3,796	$3,634	4.5%
Operating loss	$(352)	$(1,760)	80.0%
Operating margin	(9.3)%	(48.4)%

Maintenance segment revenue in the second quarter of fiscal 2025 increased by 4.5%, or $0.2 million, compared to the second quarter of fiscal 2024 primarily due to increased work orders from our major customer. Operating loss in this segment decreased as a result of an increase in gross margins driven by a more favorable revenue mix.

Electric Vehicle Charging Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	% Change
Revenues	$4,725	$3,379	39.8%
Operating loss	$(604)	$(1,029)	(41.3)%
Operating margin	(12.8)%	(30.5)%

EV segment revenue in the second quarter of fiscal 2025 increased by 39.8%, or $1.3 million, compared to the second quarter of fiscal 2024. The increase in revenue over the second quarter of fiscal 2024 was due to a higher revenue volume to municipalities. Operating loss decreased $0.4 million in the second quarter of fiscal 2025 due to a $0.5 million decrease of earn-out expense included in general and administrative costs.

Results of Operations - Six Months Ended September 30, 2024 versus Six Months Ended September 30, 2023

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Six Months Ended September 30,
	2024	2023		2024	2023
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$25,134	$29,259	(14.1)%	64.0%	76.6%
Service revenue	14,133	8,940	58.1%	36.0%	23.4%
Total revenue	39,267	38,199	2.8%	100.0%	100.0%
Cost of product revenue	17,429	20,956	(16.8)%	44.4%	54.9%
Cost of service revenue	13,067	9,503	37.5%	33.3%	24.9%
Total cost of revenue	30,496	30,459	0.1%	77.7%	79.7%
Gross profit	8,771	7,740	13.3%	22.3%	20.3%
General and administrative expenses	9,098	10,779	(15.6)%	23.2%	28.2%
Acquisition related costs	—	56	(100.0)%	0.0%	0.3%
Sales and marketing expenses	5,785	6,608	(12.5)%	14.7%	17.3%
Research and development expenses	592	862	(31.3)%	1.5%	2.3%
(Loss) income from operations	(6,704)	(10,565)	(36.5)%	(17.1)%	(27.7)%
Interest expense	(545)	(368)	48.1%	(1.4)%	(1.0)%
Amortization of debt issue costs	(106)	(49)	116.3%	(0.3)%	(0.1)%
Royalty income	16	2	NM	0.1%	0.0%
Other income	—	12	(100.0)%	0.0%	0.0%
(Loss) income before income tax	(7,339)	(10,968)	(33.1)%	(18.7)%	(28.7)%
Income tax (benefit) expense	44	57	(22.8)%	0.1%	0.1%
Net loss	$(7,383)	$(11,025)	(33.0)%	(18.8)%	(28.9)%
* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased 14.1%, or $4.1 million, for the first six months of fiscal 2025 versus the first six months of fiscal 2024. Service revenue increased 58.1%, or $5.2 million, for the first six months of fiscal 2025 versus the first six months of fiscal 2024. Total revenue increased due to growth in the EV segment, which was partially offset due to a decrease in the Lighting and Maintenance segments. Cost of product revenue decreased by 16.8%, or $3.5 million, in the first six months of fiscal 2025 versus the comparable period in fiscal 2024. Cost of service revenue increased by 37.5%, or $3.6 million, in the first six months of fiscal 2025 versus the comparable period in fiscal 2024. Gross margin increased from 20.3% of revenue in the first six months of fiscal 2024 to 22.3% in the first six months of fiscal 2025, due primarily to increased margins within the Maintenance segment.

Operating Expenses

General and Administrative. General and administrative expenses decreased 15.6%, or $1.7 million, in the first six months of fiscal 2025 compared to the first six months of fiscal 2024. This comparative decrease was primarily due to the decreased accrual of the expected Voltrek earn-out payment.

Acquisition Related Costs. There were no acquisition related costs in the first six months of fiscal 2025 in comparison to the $0.1 million in the first six months of fiscal 2024.

Sales and Marketing. Sales and marketing expenses decreased 12.5%, or $0.8 million, in the first six months of fiscal 2025 compared to the first six months of fiscal 2024. This comparative decrease was primarily due to decreased commission expenses.

Research and Development. Research and development expenses decreased 31.3%, or $0.3 million, in the first six months of fiscal 2025 compared to the first six months of fiscal 2024. This comparative decrease was primarily due to the reduction of employee compensation costs.

Interest Expense. Interest expenses increased 48.1% or $0.2 million, in the first six months of fiscal 2025 compared to the first six months of fiscal 2024. This comparative increase was primarily due to the interest on outstanding borrowings and a higher incremental borrowing rate.

Lighting Division

The following table summarizes our lighting division operating results (dollars in thousands):

	Six Months Ended September 30,
	2024	2023	% Change
Revenues	$23,591	$26,194	(9.9)%
Operating loss	$(2,487)	$(2,728)	(8.8)%
Operating margin	(10.5)%	(10.4)%

Lighting division revenue in the first six months of fiscal 2025 decreased by 9.9%, or $2.6 million compared to the first six months of fiscal 2024. The decrease in lighting segment revenue was due to variability in the timing of larger lighting projects along with the completion of the United States Department of Defense project in Germany. The decrease in corresponding operating loss in this segment was a result of a decrease in under absorption of fixed costs.

Maintenance Division

The following table summarizes our maintenance division operating results (dollars in thousands):

	Six Months Ended September 30,
	2024	2023	% Change
Revenues	$7,120	$7,388	(3.6)%
Operating loss	(1,328)	(3,600)	(63.1)%
Operating margin	(18.7)%	(48.7)%

Maintenance division revenue in the first six months of fiscal 2025 decreased by 3.6%, or $0.3 million, compared to the first six months of fiscal 2024, primarily due to the loss of three large customers who decided not to renew their contracts, partially offset by increased work orders from our major customer. Operating loss in this segment decreased as a result of an increase in gross margin primarily due to a more favorable revenue mix.

Electric Vehicle Charging Division

The following table summarizes our EV segment operations results (dollars in thousands):

	Six Months Ended September 30,
	2024	2023	% Change
Revenues	$8,556	$4,617	85.3%
Operating loss	(835)	(2,963)	(71.8)%
Operating margin	(9.8)%	(64.2)%

EV segment revenue in the first six months of fiscal 2025 increased by 85.3%, or $3.9 million, compared to the first six months of fiscal 2024. Operating loss in this segment decreased primarily as a result of the earn-out expense decreasing in fiscal 2025 compared to 2024 along with the significant increase in revenue allowing for greater absorption of fixed costs.

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

We had approximately $5.4 million in cash and cash equivalents as of September 30, 2024, compared to $5.2 million at March 31, 2024. Our cash position increased as a result of our newly obtained mortgage loan largely offset by an operating loss, a $1 million repayment of debt, and a net use of working capital during the first two quarters of fiscal 2025.

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

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2024 and 2023 (in thousands):

	Six Months Ended September 30,
	2024	2023
Operating activities	$(2,464)	$(11,315)
Investing activities	155	(647)
Financing activities	2,523	(5)
Increase (decrease) in cash and cash equivalents	$214	$(11,967)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consisted of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first six months of fiscal 2025 was $2.5 million and consisted of our net loss of $7.4 million adjusted for non-cash expense items and net cash provided in changes in operating assets of $4.9 million, the largest of which was a $3.9 million decrease in accounts payable, which was mostly offset by increases in accounts receivable and inventories.

Cash used in operating activities for the first six months of fiscal 2024 was $11.3 million and consisted of our net loss of $11.1 million adjusted for non-cash expense items and net cash used in changes in operating assets of $0.2 million, the largest of which was a $2.6 million increase in accounts receivable.

Cash Flows Related to Investing Activities. Cash provided by investing activities of $155 thousand in the first six months of fiscal 2025 consisted primarily of sales of property and equipment.

Cash used in investing activities of $0.6 million in the first six months of fiscal 2024 consisted primarily of purchases of property and equipment, partially offset by proceeds from sale of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $2.5 million in the first six months of fiscal 2025 was primarily due to the term loan discussed in Note 12 above, which was partially offset by payments on the revolving credit facility and long-term debt.

Cash used by financing activities of $5 thousand in the first six months of fiscal 2024 consisted primarily of payment of long-term debt.

Working Capital

Our net working capital as of September 30, 2024 was $13.1 million, consisting of $40.0 million in current assets and $26.9 million in current liabilities. Our net working capital as of March 31, 2024 was $16.7 million, consisting of $44.8 million in current assets and $28.1 million in current liabilities.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory, payables and unbilled revenue may increase to the extent our revenue and order levels increase.

Indebtedness

Revolving Credit Agreement

Our credit agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on December 29, 2025. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2024, the borrowing base supported approximately $16.7 million of availability under the Credit Facility with $9.0 million drawn against that availability. As of September 30, 2023, the borrowing base supported approximately $18.9 million of availability under the Credit Facility with $10.0 million drawn against that availability.

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

Effective April 22, 2024, we, along with the lender, executed Amendment No. 2 (“Amendment No. 2”) to the credit agreement. The primary purpose of Amendment No. 2 was to add a $3.525 million mortgage loan facility to the credit agreement secured by our office headquarters property in Manitowoc, Wisconsin. Amendment No. 2 also broadened the definition of receivables to encompass government receivables as being eligible to be included in our borrowing base calculation for the purpose of establishing our monthly borrowing availability under the credit agreement. Quarterly installments of $88,125 are due on the first day of each fiscal quarter beginning October 1, 2024.

As discussed in Note 19 - Subsequent Events, the maturity date of the Credit Facility was extended from December 29, 2025 to June 30, 2027.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $11.1 million and $22.0 million as of September 30, 2024 and March 31, 2024, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, stock-based compensation and income taxes. The estimates of forecasted cash flows are used in the assessment for impairment of long-lived assets and the realizability of deferred tax assets. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2024. For the quarter ended September 30, 2024, there were no material changes in our accounting policies.

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

As of September 30, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer of Orion adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)
Exhibits

10.1

Amendment No. 3 to Loan and Security Agreement, dated effective as of October 30, 2024, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, file as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 31, 2024, is hereby incorporated by reference.

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL and is contained in Exhibit 101.

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2024.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)