Form 10-Q
period 2024-12-31
ORION ENERGY SYSTEMS, INC.
filed 2025-02-11
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

There were 32,952,087 shares of the Registrant’s common stock outstanding on February 10, 2025.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2024	March 31, 2024
Assets
Cash and cash equivalents	$7,497	$5,155
Accounts receivable, net	12,234	14,022
Revenue earned but not billed	2,186	4,539
Inventories	13,473	18,246
Prepaid expenses and other current assets	1,728	2,860
Total current assets	37,118	44,822
Property and equipment, net	8,403	9,593
Goodwill	1,484	1,484
Other intangible assets, net	3,715	4,462
Other long-term assets	1,993	2,808
Total assets	$52,713	$63,169
Liabilities and Shareholders’ Equity
Accounts payable	$13,412	$18,350
Accrued expenses and other	12,530	9,440
Deferred revenue, current	287	260
Current maturities of long-term debt	353	3
Total current liabilities	26,582	28,053
Revolving credit facility	7,500	10,000
Long-term debt, less current maturities	3,059	—
Deferred revenue, long-term	356	413
Other long-term liabilities	741	2,161
Total liabilities	38,238	40,627
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2024 and March 31, 2024; no shares issued and outstanding at December 31, 2024 and March 31, 2024	—	—
Common stock, no par value: Shares authorized: 200,000,000 at December 31, 2024 and March 31, 2024; shares issued: 42,409,937 at December 31, 2024 and 42,038,967 at March 31, 2024; shares outstanding: 32,939,922 at December 31, 2024 and 32,567,746 at March 31, 2024	—	—
Additional paid-in capital	162,691	161,869
Treasury stock, common shares: 9,470,015 at December 31, 2024 and 9,471,221 at March 31, 2024	(36,233)	(36,235)
Retained deficit	(111,983)	(103,092)
Total shareholders’ equity	14,475	22,542
Total liabilities and shareholders’ equity	$52,713	$63,169

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Product revenue	$14,308	$17,007	$39,442	$46,266
Service revenue	5,276	8,964	19,409	17,904
Total revenue	19,584	25,971	58,851	64,170
Cost of product revenue	9,347	12,302	26,809	33,258
Cost of service revenue	4,483	7,302	17,541	16,805
Total cost of revenue	13,830	19,604	44,350	50,063
Gross profit	5,754	6,367	14,501	14,107
Operating expenses:
General and administrative	3,857	4,910	12,970	15,689
Acquisition related costs	—	—	—	56
Sales and marketing	2,859	3,170	8,644	9,778
Research and development	287	349	840	1,211
Total operating expenses	7,003	8,429	22,454	26,734
Loss from operations	(1,249)	(2,062)	(7,953)	(12,627)
Other income (expense):
Other income	—	25	—	37
Interest expense	(255)	(193)	(800)	(561)
Amortization of debt issue costs	(49)	(25)	(155)	(74)
Royalty income	45	—	61	—
Interest income	1	—	1	2
Total other expense	(258)	(193)	(893)	(596)
Loss before income tax	(1,507)	(2,255)	(8,846)	(13,223)
Income tax expense	1	1	44	58
Net loss	$(1,508)	$(2,256)	$(8,890)	$(13,281)
Basic net loss per share attributable to common shareholders	$(0.05)	$(0.07)	$(0.27)	$(0.41)
Weighted-average common shares outstanding	32,923,321	32,531,563	32,787,107	32,460,398
Diluted net loss per share	$(0.05)	$(0.07)	$(0.27)	$(0.41)
Weighted-average common shares and share equivalents outstanding	32,923,321	32,531,563	32,787,107	32,460,398

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2024	32,567,746	$161,869	$(36,235)	$(103,092)	$22,542
Shares issued under Employee Stock Purchase Plan	459	—	1	—	1
Stock-based compensation	175,204	294	—	—	294
Net loss	—	—	—	(3,758)	(3,758)
Balance, June 30, 2024	32,743,409	$162,163	$(36,234)	$(106,850)	$19,079
Shares issued under Employee Stock Purchase Plan	692	—	1	—	1
Stock-based compensation	161,630	348	—	—	348
Net loss	—	—	—	(3,625)	(3,625)
Balance, September 30, 2024	32,905,731	$162,511	$(36,233)	$(110,475)	$15,803
Shares issued under Employee Stock Purchase Plan	538	—	—	—	—
Stock-based compensation	34,136	180	—	—	180
Employee tax withholdings on stock-based compensation	(483)	—	—	—	—
Net income	—	—	—	(1,508)	(1,508)
Balance, December 31, 2024	32,939,922	$162,691	$(36,233)	$(111,983)	$14,475

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Shareholders’ Equity
Balance, March 31, 2023	32,295,408	$160,907	$(36,237)	$(91,421)	$33,249
Shares issued under Employee Stock Purchase Plan	699	—	1	—	1
Stock-based compensation	206,451	188	—	—	188
Net loss	—	—	—	(6,637)	(6,637)
Balance, June 30, 2023	32,502,558	$161,095	$(36,236)	$(98,058)	$26,801
Shares issued under Employee Stock Purchase Plan	762	—	1	—	1
Stock-based compensation	—	226	—	—	226
Net income	—	—	—	(4,388)	(4,388)
Balance, September 30, 2023	32,503,320	$161,321	$(36,235)	$(102,446)	$22,640
Exercise of stock options for cash	5,859	6	—	—	6
Shares issued under Employee Stock Purchase Plan	672	—	1	—	1
Stock-based compensation	41,939	267	—	—	267
Employee tax withholdings on stock-based compensation	(53)	—	—	—	—
Net income	—	—	—	(2,256)	(2,256)
Balance, December 31, 2023	32,551,737	$161,594	$(36,234)	$(104,702)	$20,658

The accompanying notes are an integral part of these Condensed Consolidated Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2024	2023
Operating activities
Net loss	$(8,890)	$(13,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	959	1,067
Amortization of intangible assets	754	813
Stock-based compensation	822	681
Amortization of debt issue costs	155	74
Loss on sale of property and equipment	91	84
Provision for inventory reserves	115	325
Provision for credit losses	65	170
Other	197	1
Changes in operating assets and liabilities:
Accounts receivable	1,723	(2,156)
Revenue earned but not billed	2,353	(372)
Inventories	4,462	(2,963)
Prepaid expenses and other assets	1,792	(1,189)
Accounts payable	(4,938)	5,506
Accrued expenses and other	1,668	1,337
Deferred revenue, current and long-term	(30)	(364)
Net cash provided by (used in) operating activities	1,298	(10,267)
Investing activities
Purchases of property and equipment	(48)	(868)
Proceeds from sale of property, plant and equipment	189	118
Additions to patents and licenses	(7)	—
Net cash provided by (used in) investing activities	134	(750)
Financing activities
Payment of long-term debt	(116)	(11)
Proceeds from long-term debt	3,525	—
Payments of revolving credit facility	(2,500)	—
Proceeds from employee equity exercises	1	3
Net cash provided by (used in) financing activities	910	(8)
Net increase (decrease) in cash and cash equivalents	2,342	(11,025)
Cash and cash equivalents at beginning of period	5,155	15,992
Cash and cash equivalents at end of period	$7,497	$4,967
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$363

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three and nine months ended December 31, 2024, no suppliers accounted for more than 10% of total cost of revenue. For the three months ended December 31, 2023, one supplier accounted for 12.6% of total cost of revenue, and for the nine months ended December 31, 2023, no suppliers accounted for more than 10.0% of total cost of revenue.

For the three months ended December 31, 2024, two customers accounted for 26.7% and 10.4% of total revenue, respectively. For the nine months ended December 31, 2024, one customer accounted for 24.2% of total revenue. For the three and nine months ended December 31, 2023, one customer accounted for 27.1% and 22.4% of total revenue, respectively.

As of December 31, 2024, one customer accounted for 17.0% and one customer accounted for 10.5% of accounts receivable. As of March 31, 2024, two customers accounted for 17.3% and 11.7% of accounts receivable, respectively.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“Nasdaq”)

On September 20, 2024, Orion received written notice from (“Nasdaq”) notifying the Company that it is not in compliance with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market.

The notification letter did not impact the Company’s current listing on The Nasdaq Capital Market at this time, and shares of the Company’s common stock will continue to trade on the Nasdaq Capital Market under the symbol “OESX”. The notification letter stated that the Company has 180 calendar days, or until March 19, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by March 19, 2025, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the Minimum Bid Price Requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period, including the implementation of a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company would have an opportunity to appeal the delisting determination to a hearings panel.

Recent Accounting Pronouncements

Issued: Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which modifies the disclosure and presentation requirements relating to expenses shown on the income statement. The amendments in the update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1 . Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities. 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expense and, in annual reporting periods, an entity's definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15,

2027. Early adoption is permitted. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM") and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Orion has concluded this guidance will not impact the presentation of its consolidated financial statements, and will only impact presentation in the accompanying footnotes.

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

The following tables provide detail of Orion’s total revenue for the three and nine months ended December 31, 2024 and December 31, 2023 (dollars in thousands):

	Three Months Ended December 31, 2024			Nine Months Ended December 31, 2024
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$11,291	$1,754	$13,045	$30,636	$5,725	$36,361
Maintenance services	1,672	2,253	3,925	3,795	7,250	11,045
Electric vehicle charging	1,176	1,269	2,445	4,567	6,434	11,001
Solar energy related revenues	—	—	—	17	—	17
Total revenues from contracts with customers	14,139	5,276	19,415	39,015	19,409	58,424
Revenue accounted for under other guidance	169	—	169	427	—	427
Total revenue	$14,308	$5,276	$19,584	$39,442	$19,409	$58,851

	Three Months Ended December 31, 2023			Nine Months Ended December 31, 2023
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$13,773	$4,745	$18,518	$37,486	$7,190	$44,676
Maintenance services	1,080	3,529	4,609	2,855	9,141	11,996
Electric vehicle charging	2,128	690	2,818	5,862	1,573	7,435
Solar energy related revenues	7	—	7	20	—	20
Total revenues from contracts with customers	16,988	8,964	25,952	46,223	17,904	64,127
Revenue accounted for under other guidance	19	—	19	43	—	43
Total revenue	$17,007	$8,964	$25,971	$46,266	$17,904	$64,170

From time to time, Orion sells the receivables from one customer to a financing institution. The total amount received from the advances of these receivables was $0.7 million and $1.3 million for the three and nine months ended December 31, 2024, respectively. Orion's losses on these sales were $12 thousand and $30 thousand for the three and nine months ended December 31, 2024, respectively, and are included in Interest expense in the Condensed Consolidated Statement of Operations. There was no activity during the three and nine months ended December 31, 2023.

During the nine months ended December 31, 2024, changes in estimates resulted in a reduction of revenue of $0.2 million.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of December 31, 2024 and March 31, 2024 (dollars in thousands):

	December 31, 2024	March 31, 2024
Accounts receivable, net	$12,234	$14,022
Revenue earned but not billed (1)	$1,830	$4,539
Deferred revenue (2)	$212	$124

(1) Within the revenue earned not billed line on the condensed consolidated balance sheet, $0.4 million is accounted for as a sales type lease under ASC 842, and therefore not considered a "contract asset", which is an asset defined by ASC 606.

(2) Includes the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

There were no significant changes in the contract assets outside of standard increases due to timing of contract completion, offset by the reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of December 31, 2024 and March 31, 2024, includes $0.2 million and $0.1 million, respectively, of contract liabilities which represent consideration received from a new customer contract on which installation has not yet begun and Orion has not fulfilled the promises included. Of the $0.1 million outstanding as of March 31, 2024, $0.1 million has been recognized as revenue.

NOTE 4 — ACCOUNTS RECEIVABLE

As of December 31, 2024 and March 31, 2024, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	December 31, 2024	March 31, 2024
Accounts receivable, gross	$12,364	$14,094
Allowance for credit losses	(130)	(72)
Accounts receivable, net	$12,234	$14,022

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Beginning of period	$(66)	$(272)	$(72)	$(86)
Reserve adjustment	—	20	—	20
Credit loss expense	(75)	—	(130)	(190)
Write-off	11	—	72	4
End of period	$(130)	$(252)	$(130)	$(252)

NOTE 5 — INVENTORIES

As of December 31, 2024 and March 31, 2024, Orion's inventory balances were as follows (dollars in thousands):

Inventories
As of December 31, 2024
Raw materials and components	$4,448
Work in process	324
Finished goods	8,701
Total	$13,473

As of March 31, 2024
Raw materials and components	$7,219
Work in process	267
Finished goods	10,760
Total	$18,246

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees and value added tax receivable. Prepaid expenses totaled $1.5 million and $1.3 million as of December 31, 2024 and March 31, 2024, respectively.

Other current assets as of December 31, 2024 and March 31, 2024 consists primarily of $0.3 million and $1.6 million, respectively, of prepaid software and services.

NOTE 7 — PROPERTY AND EQUIPMENT

As of December 31, 2024 and March 31, 2024, property and equipment, net, included the following (dollars in thousands):

	December 31, 2024	March 31, 2024
Land and land improvements	$433	$433
Buildings and building improvements	9,530	9,504
Furniture, fixtures and office equipment	7,886	7,941
Leasehold improvements	493	540
Equipment leased to customers	4,997	4,997
Plant equipment	11,013	11,142
Vehicles	534	959
Gross property and equipment	34,886	35,516
Less: accumulated depreciation	(26,483)	(25,923)
Total property and equipment, net	$8,403	$9,593

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	December 31, 2024	March 31, 2024
Assets
Operating lease assets	Other long-term assets	$983	$1,770
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$1,029	$990
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	167	1,121
Total lease liabilities		$1,196	$2,111

Orion had operating lease costs of $0.3 million and $0.9 million for the three and nine months ended December 31, 2024, respectively. Orion had operating lease costs of $0.5 million and $1.5 million for the three and nine months ended December 31, 2023, respectively.

The estimated maturity of lease liabilities for each of the remaining years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2025 (period remaining)	$251
Fiscal 2026	889
Fiscal 2027	106
Thereafter	—
Total lease payments	$1,246
Less: Interest	(50)
Present value of lease liabilities	$1,196

Assets Orion Leases to Other Parties

Orion provides long-term financing to one customer who engages Orion in large turnkey projects that span between three and nine months. The customer executes an agreement providing for monthly payments, at a fixed monthly amount, of the contract price, plus interest, over typically a five-year period. The total transaction price in these contracts is allocated between product and services in the same manner as all other turnkey projects. The portion of the transaction associated with the installation is accounted for consistently with all other installation related performance obligations under ASC 606.

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the quarter ended December 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Product revenue	$147	$—	$356	$—
Cost of product revenue	$123	$—	$319	$—

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Orion had $0.9 million of goodwill related to its purchase of Voltrek LLC ("Voltrek") in the third quarter of fiscal 2023, which has an indefinite life, and is assigned to the EV Charging operating segment.

Orion had $0.6 million of goodwill related to its purchase of Stay-Light Lighting, Inc. during fiscal year 2022, which has an indefinite life, and is assigned to the Maintenance operating segment.

As of December 31, 2024 and March 31, 2024, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	December 31, 2024				March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$2,528	$(2,110)	$418	8.1	$2,521	$(2,029)	$492
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	300	(134)	166	2.8	300	(90)	210
Customer relationships	5,000	(4,646)	354	0.8	5,000	(4,296)	704
Vendor relationships	2,600	(833)	1,767	4.8	2,600	(554)	2,046
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$11,386	$(8,681)	$2,705	4.6	$11,379	$(7,927)	$3,452

Indefinite-lived Intangible Assets
Trade name and trademarks	$1,010	$—	$1,010		$1,010	$—	$1,010
Total Non-Amortized Intangible Assets	$1,010	$—	$1,010		$1,010	$—	$1,010

Amortization expense on intangible assets was $0.3 million and $0.8 million for the three and nine months ended December 31, 2024 and 2023, respectively.

The estimated amortization expense for the remainder of fiscal 2024, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2025 (period remaining)	$244
Fiscal 2026	745
Fiscal 2027	499
Fiscal 2028	455
Fiscal 2029	408
Thereafter	354
Total	$2,705

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of December 31, 2024 and March 31, 2024, accrued expenses and other included the following (dollars in thousands):

	December 31, 2024	March 31, 2024
Accrued acquisition earn-out	$2,784	$875
Other accruals	2,277	1,854
Compensation and benefits	2,574	2,255
Credits due to customers	1,523	1,167
Accrued project costs	2,419	2,366
Warranty	470	552
Sales returns reserve	165	106
Sales tax	296	219
Legal and professional fees	22	46
Total	$12,530	$9,440

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Beginning of period	$692	$675	$725	$646
Accruals	88	156	259	301
Warranty claims (net of vendor reimbursements)	(122)	(125)	(326)	(241)
End of period	$658	$706	$658	$706

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider (the “Voltrek Acquisition”). The Voltrek Acquisition agreement provided that, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and has been, and will be, expensed over the course of the earn-out periods to the extent they were or are earned. As of December 31, 2024, Orion has recorded $2.8 million to accrued acquisition earn-out that remains unpaid.

NOTE 11 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net loss per common share reflects the dilution that would occur if restricted shares were vested. In the computation of diluted net loss per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the three and nine months ended December 31, 2024 and 2023, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net loss per common share is calculated based upon the following shares:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net loss (in thousands)	$(1,508)	$(2,256)	$(8,890)	$(13,281)
Denominator:
Weighted-average common shares outstanding	32,923,321	32,531,563	32,787,107	32,460,398
Weighted-average common shares and common share equivalents outstanding	32,923,321	32,531,563	32,787,107	32,460,398
Net loss per common share:
Basic	$(0.05)	$(0.07)	$(0.27)	$(0.41)
Diluted	$(0.05)	$(0.07)	$(0.27)	$(0.41)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net loss per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Time-Based Restricted shares	1,329,556	881,870	1,329,556	881,870
Performance-Based Restricted shares	1,529,936	708,377	1,529,936	708,377
Total	2,859,492	1,590,247	2,859,492	1,590,247

NOTE 12 — LONG-TERM DEBT

Long-term debt, including the revolving credit facility, consisted of the following (dollars in thousands):

	December 31, 2024	March 31, 2024
Revolving credit facility	$7,500	$10,000
Term Loan	3,412	—
Equipment debt obligations	—	3
Total long-term debt	10,912	10,003
Less current maturities	(353)	(3)
Long-term debt, less current maturities	$10,559	$10,000

Revolving Credit Agreement

On December 29, 2020, Orion entered into a $25 million Loan and Security Agreement with Bank of America, N.A., as lender (the “Credit Agreement”).

The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2024, the borrowing base of the Credit Facility supported approximately $15.6 million of availability, with $8.1 million of remaining availability net of $7.5 million borrowed.

Effective November 4, 2022, Orion, with Bank of America, N.A. as lender, executed Amendment No. 1 to its Credit Agreement. The primary purpose of the amendment was to include the assets of the acquired subsidiaries, Stay-Lite Lighting, Inc. ("Stay-Lite") and Voltrek, as secured collateral under the Credit Agreement. Accordingly, eligible assets of Stay-Lite and Voltrek will be included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the Credit Agreement. The amendment also clarified that the earn-out liabilities associated with the Stay-Lite and Voltrek transactions are permitted under the Credit Agreement and that the expenses recognized in connection with those earn-outs should be added back in the computation of EBITDA, as defined, under the Credit Agreement.

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

Effective October 30, 2024, the Company, with Bank of America, N.A. as lender, executed Amendment No. 3 ("Amendment No. 3") to its Credit Agreement. The primary purpose of Amendment No. 3 was to extend the maturity date of the Credit Facility from December 29, 2025 to June 30, 2027.

As of December 31, 2024, Orion was in compliance with all debt covenants.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income (loss) before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended December 31, 2024 and 2023, Orion recorded income tax expense of $1 thousand, using this methodology. For the nine months ended December 31, 2024 and 2023, Orion recorded income tax expense of $44 thousand and $58 thousand, respectively, using this methodology.

As of December 31, 2024 and March 31, 2024, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

Uncertain Tax Positions

As of December 31, 2024, Orion’s balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended December 31, 2024, Orion issued 538 shares under the ESPP plan at a closing market price of $0.80. In the three months ended December 31, 2023, Orion issued 672 shares under the ESPP plan at a closing market price of $0.87.

Sale of shares

In March 2023, Orion filed a universal shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Orion currently has the flexibility to publicly offer and sell from time to time up to $100 million of debt and/or equity securities, subject to regulatory limitations. The filing of the shelf registration statement may help facilitate Orion’s ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. No share sales have been exercised pursuant to the ATM program through December 31, 2024.

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

The following amounts of Orion's consolidated stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of product revenue	$1	$1	$5	$4
General and administrative	175	261	793	661
Sales and marketing	2	4	17	12
Research and development	2	1	7	4
Total	$180	$267	$822	$681

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2024	1,014,104	$1.87	708,377	$1.66
Shares issued	685,322	$1.09	821,559	$1.09
Shares vested	(369,870)	$2.37	—	—
Shares outstanding at December 31, 2024	1,329,556	$1.33	1,529,936	$1.35
Per share price on grant date	$1.09		$1.09

As of December 31, 2024, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.8 years, was approximately $1.5 million.

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

	Revenues		Operating Income (Loss)		Total Assets
	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2024	2023	2024	2023	December 31, 2024	March 31, 2024
Segments:
Lighting Segment	$13,214	$18,545	$429	$951	$20,896	$25,911
Maintenance Segment	3,925	4,608	309	(1,060)	5,006	8,827
Electric Vehicle Charging Segment	2,445	2,818	(1,166)	(1,454)	13,192	15,291
Corporate and Other	—	—	(821)	(499)	13,619	13,140
	$19,584	$25,971	$(1,249)	$(2,062)	$52,713	$63,169

	Revenues		Operating Loss
	For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Segments:
Lighting Segment	$36,805	$44,739	$(2,058)	$(1,777)
Maintenance Segment	11,045	11,996	(1,019)	(4,660)
Electric Vehicle Charging Segment	11,001	7,435	(2,001)	(4,417)
Corporate and Other	—	—	(2,875)	(1,773)
	$58,851	$64,170	$(7,953)	$(12,627)

NOTE 18 — RESTRUCTURING EXPENSE

As part of Orion's restructuring effort, we entered into certain retention bonus agreements with certain key employees. The remainder of those retention bonuses were paid in Q3 and are not anticipated to recur. In addition, an inventory write-off was recognized in the first quarter of fiscal 2025 for inventory related to a customer Orion no longer does business with due to the restructuring, along with a lease breakage fee that occurred in the second quarter of fiscal 2025 due to the closing of the Pewaukee office. Orion's restructuring expense for the three and nine months ended December 31, 2024 and 2023 is reflected within its consolidated statement of operations as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of product revenue	$—	$—	$197	$—
Cost of service revenue	—	—	149	—
General and administrative	20	—	388	—
Total Restructuring	$20	$—	$734	$—

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Segments:
Maintenance	20	—	719	—
Corporate and Other	—	—	15	—
Total Restructuring	$20	$—	$734	$—

In the fourth quarter of fiscal 2025, Orion approved a cost reduction plan as part of its restructuring effort of approximately $1.5 million in annualized savings through targeted staffing reductions.

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

We differentiate ourselves from our competitors by offering very efficient light fixtures (measured in lumens per watt) coupled with our project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration and commissioning. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021. We believe that providing these services enables us to support a long-term business relationship with our customers and results in an increase in our recurring revenue. We completed the acquisition of Stay-Lite on January 1, 2022, which was intended to further expand our maintenance services capabilities. We subsequently dissolved the Stay-Lite business and merged the net assets into Orion effective October 11, 2024. On October 5, 2022, we acquired Voltrek, which was intended to leverage our project management and maintenance expertise into the rapidly growing EV sector.

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

The gross margins of our products can vary significantly depending upon the types of products we sell, with gross margins typically ranging from 10% to 50%. As a result, a change in the total mix of our product sales among higher or lower gross margin products can cause our profitability to fluctuate from period to period.

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

Results of Operations - Three Months Ended December 31, 2024 versus Three Months Ended December 31, 2023

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended December 31,
	2024	2023		2024	2023
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$14,308	$17,007	(15.9)%	73.1%	65.5%
Service revenue	5,276	8,964	(41.1)%	26.9%	34.5%
Total revenue	19,584	25,971	(24.6)%	100.0%	100.0%
Cost of product revenue	9,347	12,302	(24.0)%	47.7%	47.4%
Cost of service revenue	4,483	7,302	(38.6)%	22.9%	28.1%
Total cost of revenue	13,830	19,604	(29.5)%	70.6%	75.5%
Gross profit	5,754	6,367	(9.6)%	29.4%	24.5%
General and administrative expenses	3,857	4,910	(21.4)%	19.7%	18.9%
Sales and marketing expenses	2,859	3,170	(9.8)%	14.6%	12.2%
Research and development expenses	287	349	(17.8)%	1.5%	1.3%
Loss from operations	(1,249)	(2,062)	(39.4)%	(6.4)%	(7.9)%
Interest expense	(255)	(193)	32.1%	(1.3)%	(0.7)%
Amortization of debt issue costs	(49)	(25)	96.0%	(0.3)%	(0.1)%
Royalty income	45	—	NM	0.5%	0.0%
Other income	—	25	(100.0)%	0.0%	0.1%
Interest income	1	—	NM	0.0%	0.0%
Loss before income tax	(1,507)	(2,255)	(33.2)%	(7.7)%	(8.7)%
Income tax expense	1	1	—	0.0%	0.0%
Net loss	$(1,508)	$(2,256)	(33.2)%	(7.7)%	(8.7)%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased 15.9%, or $2.7 million, for the third quarter of fiscal 2025 versus the third quarter of fiscal 2024. Service revenue decreased 41.1%, or $3.7 million, for the third quarter of fiscal 2025 versus the third quarter of fiscal 2024. The resulting decrease in total revenue was due to decreased revenues in all three segments because of lower volume. Cost of product revenue decreased by 24.0%, or $3.0 million, in the third quarter of fiscal 2025 versus the comparable period in fiscal 2024. Cost of service revenue decreased by 38.6%, or $2.8 million, in the third quarter of fiscal 2025 versus the comparable period in fiscal 2024. Gross margin increased from 24.5% of revenue in the third quarter of fiscal 2024 to 29.4% in the third quarter of fiscal 2025, due primarily to increased margins in the lighting and maintenance segments.

Operating Expenses

General and Administrative. General and administrative expenses decreased 21.4%, or $1.1 million, in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. This comparative decrease was primarily due to a decrease in Voltrek acquisition earn out expense to $0.5 million in the third quarter of fiscal 2025 compared to $1.1 million in the third quarter of fiscal 2024, along with decreased wages and benefits as a result of the restructuring that took place in fiscal 2025.

Sales and Marketing. Sales and marketing expenses decreased 9.8%, or $0.3 million, in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. This comparative decrease was primarily due to the lower volume of product sales resulting in lower commission expense.

Research and Development. Research and development expenses decreased 17.8%, or $0.1 million, in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024.

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2024	2023	% Change
Revenues	$13,214	$18,545	(28.7)%
Operating income	$429	$951	54.9%
Operating margin	3.2%	5.1%

Lighting segment revenue in the third quarter of fiscal 2025 decreased by 28.7%, or $5.3 million, compared to the third quarter of fiscal 2024. The decrease in lighting segment revenue was primarily due to United States Department of Defense project in Germany boosting the third quarter fiscal 2024 revenue. The project concluded in the second quarter of fiscal 2025. The decrease in operating income in this segment was a result of decreased production volume which was partially offset by increased volumes from sourced goods.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2024	2023	% Change
Revenues	$3,925	$4,608	(14.8)%
Operating income (loss)	$309	$(1,060)	129.2%
Operating margin	7.9%	(23.0)%

Maintenance segment revenue in the third quarter of fiscal 2025 decreased by 14.8%, or $0.7 million, compared to the third quarter of fiscal 2024 primarily due to decreased work orders from our major customer. Operating income in this segment increased as a result of an increase in gross margins driven by a more favorable revenue mix.

Electric Vehicle Charging Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended December 31,
	2024	2023	% Change
Revenues	$2,445	$2,818	(13.2)%
Operating loss	$(1,166)	$(1,454)	(19.8)%
Operating margin	(47.7)%	(51.6)%

EV segment revenue in the third quarter of fiscal 2025 decreased by 13.2%, or $0.4 million, compared to the third quarter of fiscal 2024. The decrease in revenue compared to the third quarter of fiscal 2024 was due to a lower revenue volume to municipalities. Operating loss decreased $0.3 million in the third quarter of fiscal 2025 due to increased margins from a more favorable sales mix.

Results of Operations - Nine Months Ended December 31, 2024 versus Nine Months Ended December 31, 2023

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Nine Months Ended December 31,
	2024	2023		2024	2023
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$39,442	$46,266	(14.7)%	67.0%	72.1%
Service revenue	19,409	17,904	8.4%	33.0%	27.9%
Total revenue	58,851	64,170	(8.3)%	100.0%	100.0%
Cost of product revenue	26,809	33,258	(19.4)%	45.6%	51.8%
Cost of service revenue	17,541	16,805	4.4%	29.8%	26.2%
Total cost of revenue	44,350	50,063	(11.4)%	75.4%	78.0%
Gross profit	14,501	14,107	2.8%	24.6%	22.0%
General and administrative expenses	12,970	15,689	(17.3)%	22.0%	24.4%
Acquisition related costs	—	56	(100.0)%	0.0%	0.2%
Sales and marketing expenses	8,644	9,778	(11.6)%	14.7%	15.2%
Research and development expenses	840	1,211	(30.6)%	1.4%	1.9%
(Loss) income from operations	(7,953)	(12,627)	(37.0)%	(13.5)%	(19.7)%
Interest expense	(800)	(561)	42.6%	(1.4)%	(0.9)%
Amortization of debt issue costs	(155)	(74)	109.5%	(0.3)%	(0.1)%
Royalty income	61	—	NM	0.2%	0.0%
Other income	—	37	(100.0)%	0.0%	0.1%
Interest income	1	2	(50.0)%	0.0%	0.0%
(Loss) income before income tax	(8,846)	(13,223)	(33.1)%	(15.0)%	(20.6)%
Income tax (benefit) expense	44	58	(24.1)%	0.1%	0.1%
Net loss	$(8,890)	$(13,281)	(33.1)%	(15.1)%	(20.7)%
* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased 14.7%, or $6.8 million, for the first nine months of fiscal 2025 versus the first nine months of fiscal 2024. Service revenue increased 8.4%, or $1.5 million, for the first nine months of fiscal 2025 versus the first nine months of fiscal 2024. Total revenue decreased due to revenue declines in both the lighting and maintenance segments as a result of decreased volumes, which was partially offset due to a revenue increase in the EV segment, due to increased sales to municipalities. Cost of product revenue decreased by 19.4%, or $6.4 million, in the first nine months of fiscal 2025 versus the comparable period in fiscal 2024. Cost of service revenue increased by 4.4%, or $0.7 million, in the first nine months of fiscal 2025 versus the comparable period in fiscal 2024. Gross margin increased from 22.0% of revenue in the first nine months of fiscal 2024 to 24.6% in the first nine months of fiscal 2025, due primarily to increased margins within the lighting and maintenance segments.

Operating Expenses

General and Administrative. General and administrative expenses decreased 17.3%, or $2.7 million, in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. This comparative decrease was primarily due to the decreased accrual of the expected Voltrek acquisition earn-out payment, along with decreased wages and benefits as a result of the restructuring that took place in fiscal 2025.

Acquisition Related Costs. There were no acquisition related costs in the first nine months of fiscal 2025 in comparison to the $0.1 million in the first nine months of fiscal 2024.

Sales and Marketing. Sales and marketing expenses decreased 11.6%, or $1.1 million, in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. This comparative decrease was primarily due to the lower volume of product sales resulting in lower commission expense, along with decreased wages and benefits as a result of the restructuring that took place in fiscal 2025 .

Research and Development. Research and development expenses decreased 30.6%, or $0.4 million, in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. This comparative decrease was primarily due to the reduction of employee compensation costs.

Interest Expense. Interest expenses increased 42.6%, or $0.2 million, in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. This comparative increase was primarily due to the interest on outstanding borrowings and a higher incremental borrowing rate.

Lighting Division

The following table summarizes our lighting division operating results (dollars in thousands):

	Nine Months Ended December 31,
	2024	2023	% Change
Revenues	$36,805	$44,739	(17.7)%
Operating loss	$(2,058)	$(1,777)	15.8%
Operating margin	(5.6)%	(4.0)%

Lighting division revenue in the first nine months of fiscal 2025 decreased by 17.7%, or $7.9 million, compared to the first nine months of fiscal 2024. The decrease in lighting segment revenue was due to variability in the timing of larger lighting projects along with the completion of the United States Department of Defense project in Germany in the second quarter of fiscal 2025. The increase in operating loss in this segment was a result of decreased production volume which was partially offset by increased volumes from sourced goods.

Maintenance Division

The following table summarizes our maintenance division operating results (dollars in thousands):

	Nine Months Ended December 31,
	2024	2023	% Change
Revenues	$11,045	$11,996	(7.9)%
Operating loss	$(1,019)	$(4,660)	(78.1)%
Operating margin	(9.2)%	(38.8)%

Maintenance division revenue in the first nine months of fiscal 2025 decreased by 7.9%, or $1.0 million, compared to the first nine months of fiscal 2024, primarily due to the loss of three large customers who decided not to renew their contracts, due to our decision to substantially increase service pricing, partially offset by increased work orders from our major customer. Operating loss in this segment decreased as a result of an increase in gross margin primarily due to a more favorable revenue mix.

Electric Vehicle Charging Division

The following table summarizes our EV segment operations results (dollars in thousands):

	Nine Months Ended December 31,
	2024	2023	% Change
Revenues	$11,001	$7,435	48.0%
Operating loss	$(2,001)	$(4,417)	(54.7)%
Operating margin	(18.2)%	(59.4)%

EV segment revenue in the first nine months of fiscal 2025 increased by 48.0%, or $3.6 million, compared to the first nine months of fiscal 2024, primarily due to strong revenue volumes to municipalities in the first two quarters of fiscal 2025. Operating loss in this segment decreased primarily as a result of the Voltrek acquisition earn-out expense decreasing in fiscal 2025 compared to 2024 along with the significant increase in revenue allowing for greater absorption of fixed costs.

Liquidity and Capital Resources

Overview

We believe our existing cash and operating cash flow provide us with the financial flexibility needed to meet our capital requirements, including to fund our budgeted capital expenditures and working capital needs for at least one year from the date of this report, as well as our longer-term capital requirements for periods beyond at least one year from the date of this report.

We had approximately $7.5 million in cash and cash equivalents as of December 31, 2024, compared to $5.2 million at March 31, 2024. Our cash position increased as a result of the proceeds of our $3.525 million mortgage loan, which closed in the second quarter of fiscal 2025, along with strong cash receipts in the third quarter, which were partially offset by an operating loss along with $2.5 million repayment of debt during the third quarter of fiscal 2025.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2024 and 2023 (in thousands):

	Nine Months Ended December 31,
	2024	2023
Operating activities	$1,298	$(10,267)
Investing activities	134	(750)
Financing activities	910	(8)
Increase (decrease) in cash and cash equivalents	$2,342	$(11,025)

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consisted of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash provided by operating activities for the first nine months of fiscal 2025 was $1.3 million and consisted of our net loss of $8.9 million adjusted for non-cash expense items and net cash provided in changes in operating assets of $10.2 million, the largest of which were accounts receivable, revenue earned but not billed, and inventories totaling $8.5 million. These increases were partially offset by a $4.9 million decrease in accounts payable.

Cash used in operating activities for the first nine months of fiscal 2024 was $10.3 million and consisted of our net loss of $13.3 million adjusted for non-cash expense items and net cash used in changes in operating assets of $3.0 million, the largest of which was a benefit from a $5.5 million accounts payable.

Cash Flows Related to Investing Activities. Cash provided by investing activities of $134 thousand in the first nine months of fiscal 2025 consisted primarily of sales of property and equipment.

Cash used in investing activities of $0.8 million in the first nine months of fiscal 2024 consisted primarily of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $910 thousand in the first nine months of fiscal 2025 was primarily due to the mortgage term loan discussed in Note 12 above, which was partially offset by payments on our revolving credit facility and long-term debt.

Cash used in financing activities of $8 thousand in the first nine months of fiscal 2024 consisted primarily of payment of long-term debt.

Working Capital

Our net working capital as of December 31, 2024 was $10.5 million, consisting of $37.1 million in current assets and $26.6 million in current liabilities. Our net working capital as of March 31, 2024 was $16.7 million, consisting of $44.8 million in current assets and $28.1 million in current liabilities.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory, payables and unbilled revenue may increase to the extent our revenue and order levels increase.

Indebtedness

Revolving Credit Agreement

Our credit agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2024, the borrowing base supported approximately $15.6 million of availability under the Credit Facility, with $7.5 million drawn against that availability. As of December 31, 2023, the borrowing base supported approximately $22.5 million of availability under the Credit Facility, with $10.0 million drawn against that availability.

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

Effective April 22, 2024, we, along with our lender, executed Amendment No. 2 (“Amendment No. 2”) to the credit agreement. The primary purpose of Amendment No. 2 was to add a $3.525 million mortgage loan facility to the credit agreement secured by our office headquarters property in Manitowoc, Wisconsin. Amendment No. 2 also broadened the definition of receivables to encompass government receivables as being eligible to be included in our borrowing base calculation for the purpose of establishing our monthly borrowing availability under the credit agreement. Quarterly installments of $88,125 are due on the first day of each fiscal quarter beginning October 1, 2024.

Effective October 30, 2024, we and our lender, executed Amendment No. 3 ("Amendment No. 3") to our Credit Agreement. The primary purpose of Amendment No. 3 was to extend the maturity date of the Credit Facility from December 29, 2025 to June 30, 2027.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $14.4 million and $22.0 million as of December 31, 2024 and March 31, 2024, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis, including those related to revenue recognition, inventory valuation, stock-based compensation and income taxes. The estimates of forecasted cash flows are used in the assessment for impairment of long-lived assets and the realizability of deferred tax assets. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2024. For the quarter ended December 31, 2024, there were no material changes in our accounting policies.

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

As of December 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, has been formatted in Inline XBRL and is contained in Exhibit 101.

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2025.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)