Form 10-K
period 2025-03-31
ORION ENERGY SYSTEMS, INC.
filed 2025-06-26
CIK 1409375

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $28,196,921.

As of May 30, 2025, there were 33,305,699 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on August 7, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

ORION ENERGY SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2025

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that are based on Orion Energy Systems, Inc.'s ("Orion", "we", "us", "our" and similar references) beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A. of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•
Our existing liquidity and capital resources may not be sufficient to allow us to fund or sustain our working capital requirements or pay our contractual or debt obligations;
•
Our payment of the remaining Voltrek acquisition earn-out obligations may involve either payments in cash or our issuance of our common stock, which could materially affect our liquidity and/or result in significant dilution to our shareholders. In addition to the $1 million of our common stock issuable on the 14th trading day after the public announcement of our fiscal 2025 financial results, we also have the option to pay up to 20% of the then remaining earn-out obligation at maturity in shares of our outstanding common stock. Such issuances of our common stock likely will be materially dilutive to our shareholders;
•
The amount of our remaining Voltrek acquisition earn-out obligations will likely be subject to resolution by an independent accounting firm. Such finally determined earn-out amount may exceed our current accrued liability for such earn-out amount and could materially affect our future liquidity;
•
We may need to raise additional equity capital or subordinated or convertible debt to provide us with additional liquidity and capital resources to help fund our operations, pay our senior debt obligations and pay our remaining Voltrek earn-out obligations. At our current stock price, any such equity capital raise would likely be materially dilutive to our shareholders;
•
Over the past several years, we have incurred substantial net losses and negative cash flow. If these trends continue, our liquidity and financial condition will be further materially adversely affected;
•
We are experiencing ongoing increasing pressures to reduce the selling price of our lighting products and incur the related negative impact on our gross margins, driven largely by the ongoing increase in competition from foreign competitors;
•
If we are unable to comply with NASDAQ’s minimum bid price requirement, including by effecting a reverse stock split, prior to September 15, 2025, our common stock may be delisted from NASDAQ. A reverse stock split may result in decreased trading volume and liquidity for our shares;
•
Our ability to achieve our budgeted fiscal 2026 revenue expectations, and related public fiscal 2026 revenue guidance, will have a significant impact on our cash flow and stock price and ability to fund our operations and satisfy our debt obligations;
•
Government tariffs and other actions have adversely affected, and may continue to adversely affect, our business, resulting in increased costs and reduced gross margins;
•
The reduction or elimination of incentives from the United States government for investments in EV charging infrastructure may reduce demand for public EV charging products, in addition to reducing overall demand for EVs;
•
We do not have major sources of recurring revenue, and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The reduction of revenue from our most significant customer over the past several fiscal years has had, and the potential future loss of other significant customers or a major customer would likely have, a materially adverse effect on our results of operations, financial condition and cash flows;

•
The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies, including due to federal funding restrictions in the United States, could cause the demand for our lighting products to slow;
•
We are currently implementing a new ERP system, which will involve substantial cost and potential disruption to our normal operations. Our inability to successfully manage the implementation of our new ERP system could adversely affect our ability to operate our business and otherwise negatively affect our financial reporting and the effectiveness of our internal control over financial reporting;
•
A substantial portion of our revenues are derived from major project-based retrofit work that is awarded through a competitive bid process. It is generally difficult to predict the timing of projects that will be awarded, which can impact our ability to achieve our expected financial results;
•
Our continued emphasis on indirect distribution channels to sell our products and services to supplement our direct distribution channels has had limited success to date;
•
Goodwill and other intangibles acquired through acquisitions could be impacted by our continued net losses and low levels of liquidity, thus resulting in a potential valuation impairment;
•
Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply, particularly resulting from tariffs and other trade restrictions;
•
We increasingly rely on third-party manufacturers for the manufacture and development of our products and product components;
•
We are subject to the risk of a cybersecurity breach;
•
Macroeconomic pressures in the markets in which we operate may adversely affect our financial results;
•
Adverse conditions in the global economy have negatively impacted, and could in the future negatively impact, our customers, suppliers and business; and
•
The success of our LED lighting retrofit solutions depends, in part, on our ability to claim market share away from our competitors.

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

We differentiate ourselves from our competitors by offering very efficient light fixtures (measured in lumens per watt) coupled with our project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration and commissioning. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021. We believe that providing these services enables us to support a long-term business relationship with our customers and results in an increase in our recurring revenue. We completed the acquisition of Stay-Lite Lighting on January 1, 2022, which further expanded our maintenance services capabilities. On October 5, 2022, we acquired Voltrek LLC ("Voltrek"), which leveraged our project management and maintenance expertise into the EV sector.

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

Other than our multi-year maintenance service contracts, we generally do not have long-term contracts with our customers for product or turnkey services that provide us with recurring annual revenue. We typically generate substantially all of our lighting revenue from sales of lighting systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We also perform work under global services or product purchasing agreements with major customers with sales completed on a purchase order basis. The loss of, or substantial reduction in sales to, any of our significant customers, or our current single largest customer, or the termination or delay of a significant volume of purchase orders by one or more key customers, could have a material adverse effect on our results of operations in any given future period.

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

Our fiscal year ends on March 31. We refer to our current fiscal year which ends on March 31, 2026 as "fiscal 2026". We refer to our most recently completed fiscal year, which ended on March 31, 2025, as “fiscal 2025”, and our prior fiscal year which ended on

March 31, 2024 as "fiscal 2024". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31, and our fiscal fourth quarter ends on March 31.

Reportable Segments

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Previously, we had four reportable segments: Orion Services Group Segment, Orion Distribution Services Segment, Orion U.S. Markets Segment and Orion Electric Vehicle Charging Segment. Effective during the first quarter of fiscal 2024, we began to evaluate and report the business using three segments: lighting segment, maintenance segment and the electric vehicle charging segment (the "EV segment").

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

Currently, a significant amount of our lighting products are manufactured at our leased production facility location in Manitowoc, Wisconsin, although as the LED market continues to evolve but subject to tariff impacts, we are increasing the sourcing of products and components from third parties in order to expand our product offerings. We are focused on researching, developing and/or acquiring new innovative LED products and technologies for the retrofit markets. We plan to continue developing creative new LED retrofit products in order to offer our customers a variety of integrated energy management services, such as system design, project management and installation. We third party source all of the EV charging stations and components that are installed by our EV segment.

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

In addition, in October 2022, we acquired Voltrek, which offers leading EV charging expertise and provides turnkey EV installation solutions with ongoing support to all commercial verticals. We believe there are growth opportunities for Voltrek both in its existing northeast geographic market, as well as on a national basis. We also plan to continue attempting to cross sell our EV charging solutions to our historical market channels and customers and vice versa.

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

Our Customers

We primarily target commercial, institutional and industrial customers who have warehousing, retail, manufacturing and office facilities. In fiscal 2025, one customer accounted for 24.3% of our total revenue. In fiscal 2024, that same customer accounted for 25.2% of our total revenue, and in fiscal 2023, this same customer accounted for 16.2% of our total revenue. In fiscal 2026, we expect that our customer concentration will continue at the approximate level experienced in fiscal 2025. As we continue to attempt to diversify our customer base by expanding our reach to national accounts, ESCOs, the agent-driven distribution channel, lighting maintenance customers and the EV market, we expect to continue to derive a significant percentage of our revenue from contracts with one or a limited number of customers. These contracts are entered into in the ordinary course of business and typically provide that we will deliver products and services on a work order or purchase order basis and any purchase order may be terminated prior to shipment. Our maintenance work orders or contracts may be for discrete projects or may have multi-year terms. These contracts generally do not guarantee that the customer will buy our products or services.

The amount and concentration of our revenues with one or more customers may fluctuate on a year to year or quarter to quarter basis depending on the number of purchase orders issued by our customers. The loss of a significant customer or the termination of a material volume of purchase orders (or the underlying agreements) could have a material adverse effect on our results of operations.

Sales and Marketing

We sell our lighting products in one of three ways: (i) directly as a result of Orion offering turnkey installation services; (ii) indirectly through independent sales agencies and broadline North American distributors; and (iii) through ESCOs. As of the end of fiscal 2025 we had 36 ESCO partners and independent lighting agencies representing us in substantially all of North America. We work cooperatively with our indirect channels through participation in national trade organizations and by providing product and sales training.

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

There are a number of lighting fixture manufacturers that sell LED products that compete with our lighting product lines. Lighting companies such as Acuity Brands, Inc., Signify Co., Cree Lighting, LSI Industries, Inc. and Current Lighting Solutions, LLC, are some of our main competitors within the commercial office, retail and industrial markets. We are also facing increased competition from manufacturers in low-cost countries.

Intellectual Property

As of March 31, 2025, we had been issued over 100 United States patents and have applied for a number of additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our HIF and LED fixtures. Our patented LDRTM product allows for a significantly quicker installation when compared to competitor's commercial office lighting products. We offer smart lighting controls that allow our lighting fixtures to selectively provide a targeted amount of light where and when it is needed most.

We believe that our patent portfolio as a whole is material to our business. We also believe that our patents covering our ability to manage the thermal and optical performance of our lighting products are material to our business, and that the loss of these patents could significantly and adversely affect our business, operating results and prospects.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Our backlog as of March 31, 2025 and March 31, 2024 totaled $17.3 million and $22.0 million, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

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

Human Capital

As of March 31, 2025, we had approximately 182 full-time employees. We also employ temporary employees in our manufacturing facility as demand requires. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike due to employee relations.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted immediately following this summary. Some of these risks are summarized below:

•
Our existing liquidity and capital resources may not be sufficient to allow us to fund or sustain our working capital requirements or pay our contractual or debt obligations.
•
Our payment of the remaining Voltrek acquisition earn-out obligations may involve either payments in cash or our issuance of our common stock, which could materially affect our liquidity and/or result in significant dilution to our shareholders. In addition to the $1 million of our common stock issuable on the 14th trading day after our public announcement of our fiscal 2025 financial results, we also have the option to pay up to 20% of the then remaining earn-out obligation at maturity in shares of our outstanding common stock. Such issuances of our common stock likely will be materially dilutive to our shareholders.
•
The amount of our remaining Voltrek acquisition earn-out obligations will likely be subject to resolution by an independent accounting firm. Such finally determined earn-out amount may exceed our current accrued liability for such earn-out amount and could materially affect our future liquidity;
•
We may need to raise additional equity capital or subordinated or convertible debt to provide us with additional liquidity and capital resources to help fund our operations, pay our senior and anticipated subordinated debt obligations and pay our remaining Voltrek earn-out obligations. At our current stock price, any such equity capital raise would likely be materially dilutive to our shareholders.
•
Over the past several years, we have incurred substantial net losses and negative cash flow. If these trends continue, our liquidity and financial condition will be further materially adversely affected.
•
We are experiencing ongoing increasing pressures to reduce the selling price of our lighting products and incur the related negative impact on our gross margins, driven largely by the ongoing increase in competition from foreign competitors.
•
If we are unable to comply with NASDAQ’s minimum bid price requirement, including by effecting a reverse stock split, prior to September 15, 2025, our common stock may be delisted from NASDAQ. A reverse stock split may result in decreased trading volume and liquidity for our shares.
•
Our ability to achieve our budgeted fiscal 2026 revenue expectations, and related public fiscal 2026 revenue guidance, will have a significant impact on our cash flow and stock price and ability to fund our operations and satisfy our debt obligations.
•
Government tariffs and other actions have adversely affected, and may continue to adversely affect, our business, resulting in increased costs and reduced gross margins.
•
The reduction or elimination of incentives from the United States government for investments in EV charging infrastructure may reduce demand for public EV charging products, in addition to reducing overall demand for EVs.
•
We do not have major sources of recurring revenue, and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The reduction of revenue from our most significant customer over the past several fiscal years has had, and the potential future loss of other significant customers or a major customer would likely have, a materially adverse effect on our results of operations, financial condition and cash flows.
•
The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies, including due to federal funding restrictions in the United States, could cause the demand for our lighting products to slow.
•
We are currently implementing a new ERP system, which will involve substantial cost and potential disruption to our normal operations. Our inability to successfully manage the implementation of our new ERP system could adversely affect our ability to operate our business and otherwise negatively affect our financial reporting and the effectiveness of our internal control over financial reporting.
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
•
Goodwill and other intangibles acquired through acquisitions could be impacted by our continued net losses and low levels of liquidity, thus resulting in a potential valuation impairment.
•
Our products use components and raw materials that may be subject to price fluctuations, shortages or interruptions of supply, particularly resulting from tariffs and other trade restrictions.
•
We increasingly rely on third-party manufacturers for the manufacture and development of our products and product components.
•
We are subject to the risk of a cybersecurity breach.
•
Macroeconomic pressures in the markets in which we operate may adversely affect our financial results.
•
Adverse conditions in the global economy have negatively impacted, and could in the future negatively impact, our customers, suppliers and business.
•
The success of our LED lighting retrofit solutions depends, in part, on our ability to claim market share away from our competitors.

Risks Related to Our Business

Financial Risks

Our existing liquidity and capital resources may not be sufficient to allow us to fund or sustain our working capital requirements or pay our contractual or debt obligations.

Our existing liquidity and capital resources may not be sufficient to allow us to effectively fund or sustain our working capital requirements or pay our contractual or debt obligations, including our senior debt to Bank of America or our remaining earn-out obligations owed in connection with our acquisition of Voltrek. If we require additional capital resources, we may not be able to obtain sufficient equity capital and/or debt financing on acceptable terms or conditions, or at all. Factors affecting the availability to us of additional equity capital or debt financing on acceptable terms and conditions, or in sufficient amounts, include:

•
Our history of operating losses over the past several years;
•
Our frequent inability to achieve our financial results guidance or budget expectations;
•
Our anticipated senior debt and subordinated earn-out debt obligations and security interests in substantially all of our assets;
•
The use of funds to help satisfy our remaining Voltrek earn-out obligations;
•
Our current and future financial condition;
•
Our limited collateral availability;
•
Our current customer concentration;
•
The market’s, investors’ and lenders’ view of our company, industry and products;
•
Our ability to achieve budgeted expectations or revenue guidance and the perception in the equity and debt markets of our ability to execute and sustain our business plan or achieve our operating results expectations;
•
The price, volatility and trading volume and history of our common stock;
•
Our ability to successfully attain shareholder approval of, and complete, a reverse stock split that helps us to avoid being delisted from NASDAQ on September 25, 2025;
•
The impact of tariffs and other macroeconomic and geopolitical factors on our profitability.

Our inability to obtain the equity capital or debt financing necessary to fund our operations could force us to scale back or restructure our operations or our senior or anticipated subordinated debt obligations. If we are unable to obtain any necessary additional equity capital or debt financing, our results of operations, financial condition and cash flows could be materially adversely affected.

Our payment of the remaining Voltrek acquisition earn-out obligations may involve either payments in cash or our issuance of our common stock, which could materially affect our liquidity, limit our operational and financial flexibility and/or result in significant dilution to our shareholders.

On June 23, 2025, we entered into a binding term sheet (the “Term Sheet”) with Final Frontier, LLC (“Final Frontier”) and its owner, the prior owners of Voltrek, with respect to our remaining earn-out obligations owed to Final Frontier pursuant to our October 5, 2022 acquisition of Voltrek. Pursuant to the Term Sheet, on August 1, 2025, we will pay Final Frontier $875,000 in full and final payment of our Voltrek acquisition fiscal 2024 earn-out obligations. We also agreed with Final Frontier to submit the final determination of our fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earn-out obligations to binding arbitration if not otherwise mutually agreed by the parties. We agreed to pay to Final Frontier the finally determined remaining earn-out amount as follows: (i) $1.0 million in our common stock issuable 14 trading days after our fiscal 2025 earnings announcement and (ii) the remaining amount pursuant to an anticipated senior subordinated second lien note maturing on July 15, 2027 (the “Senior Subordinated Note”). We agreed to pay monthly principal payments to Final Frontier on the anticipated Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through maturity. We will also pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025. We have the right to pay up to 20% of the remaining outstanding earn-out amount at maturity in shares of our common stock. The anticipated Senior Subordinated Note will be subordinated to our senior credit facilities with Bank of America and will be secured by a second lien on all of our assets. We and Final Frontier agreed to use our respective commercially reasonable best efforts to agree to final documentation further reflecting the terms and conditions set forth in the Term Sheet within 30 days of entering into the Term Sheet.

The requirement to repay our remaining Voltrek acquisition earn-out obligations, as well as our senior debt with Bank of America, may negatively impact our liquidity or limit our operational and financial flexibility, as well as divert resources from operating expenses, potentially harming relationships with suppliers, hindering growth strategies and jeopardizing our business. In addition, such obligations could result in holders of our common stock not receiving any consideration in a sale of our business, or if we were to liquidate, dissolve or wind-up, either voluntarily or involuntarily. Additionally, our payments of some of our Voltrek earn-out obligations in shares of our common stock may result in our existing shareholders experiencing significant dilution to the value of their investment in our common stock.

Our remaining Voltrek acquisition earn-out obligations are likely to be subject to disagreement between us and the sellers of Voltrek and subject to final resolution by an independent accounting firm. Such finally determined earn-out amount could be in excess of our current accrued liability for such earn-out amount and could materially adversely affect our future liquidity.

We may owe additional material earn-out payments based on Voltrek’s financial performance in fiscal 2025. We have currently accrued an estimated liability of approximately $3.3 million for such earn-out payments. The total amount due will be subject to acceptance between us and the sellers of Voltrek. If there is any disagreement over the final amount, it would likely be subject to final resolution by an independent accounting firm. The final earn-out amount determined to be owed by us could be in excess of our current accrued liability for such earn-out amount and could materially adversely affect our liquidity.

We may need to raise additional equity capital or subordinated or convertible debt to provide us with additional liquidity and capital resources to help fund our operations and pay our senior debt to Bank of America and our remaining Voltrek acquisition earn-out obligations. At our current stock price, such an equity or convertible debt raise would likely be materially dilutive to our shareholders.

We may need to raise additional equity capital or subordinated or convertible debt in order to fund our operations, pay our senior debt to Bank of America and pay our remaining Voltrek earn-out obligations, and may pursue equity or debt financings, which may be materially dilutive to our existing shareholders. At our current stock price, the issuance of additional common stock or convertible debt would significantly dilute the value our common stock held by existing shareholders. Similarly, any new securities we may issue may carry preferences, superior voting rights, or additional terms that could adversely affect shareholders of our common stock. Future capital raising efforts may incur substantial costs, such as investment banking, legal and accounting fees, and could lead to non-cash expenses that further negatively impact our financial condition.

Our ability to achieve our budgeted fiscal 2026 revenue expectations, and related public fiscal 2026 revenue guidance, will have a significant impact on our cash flow and stock price and ability to fund our operations and satisfy our debt obligations.

We have historically had difficulties in achieving our budgeted revenue expectations, and related public annual revenue guidance. Our ability to achieve our budgeted fiscal 2026 revenue expectations, and related public fiscal 2026 revenue guidance, will have a significant impact on our cash flow, financial condition and stock price and ability to fund our operations and satisfy our debt obligations.

Any economic and political uncertainty caused by tariffs posed by the United States on other countries, and any corresponding tariffs from such other countries in response, may negatively impact demand and/or increase the cost for our products and components used in our products and reduce our gross margins.

The current United States administration is pursuing a wide range of monetary, regulatory and trade policies, including the imposition of significant tariffs on certain imports into the United States. Foreign governments, including the Chinese government, have announced their intent to implement or increase tariffs on imports from the United States in response. Certain sourced finished products and certain of the components used in our products are impacted by tariffs imposed on imports as currently in effect. If we are unable to successfully mitigate the impacts of these tariffs and other trade policies, our results of operations, financial condition and cash flows may be materially adversely affected. It remains unclear what the current United States administration or foreign governments will or will not do in the future with respect to tariffs or trade agreements and policies. A trade war, other governmental action related to tariffs or trade agreements, changes in United States social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase, manufacture and sell products and components, and any resulting negative sentiments towards the United States as a result of such changes, could have a material adverse effect on our results of operations, financial condition and cash flows.

Over the past several years we have incurred substantial net losses and negative cash flow. If these trends continue, our liquidity and financial condition will be further materially adversely affected.

We experienced a net loss and negative cash flows in each of the last three fiscal years. There is no guarantee that we will be able to regain or sustain profitability and positive cash flows in the future. Our inability to successfully regain or sustain our profitability and positive cash flows will materially and adversely affect our ability continue our current level of operations and satisfy our debt obligations.

We have a significant amount of goodwill and intangible assets on our balance sheet and our results of operations may be adversely affected if we are required to recognize an impairment charge against our goodwill and intangible assets.

We had goodwill of 1,484 thousand and net intangible assets of $3,379 thousand as of March 31, 2025. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Some factors that could lead to a goodwill impairment assessment would be:

•
our overall financial performance, including continued net losses and low levels of liquidity;
•
a material decline in the price of our common stock;
•
macroeconomic factors;
•
changes in our strategy or exiting a portion of the business;
•
significant adverse changes in demand for our products and services; and
•
related competitive considerations.

We may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our business, results of operations and financial condition. In accordance with GAAP, we will continue to test goodwill for impairment at least annually or when events and circumstances trigger the requirement for an interim evaluation.

We are subject to financial and operating covenants in our senior credit agreement, and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability or result in a default under our senior credit agreement, materially adversely impacting our liquidity. We also will be subject to similar covenants in our anticipated subordinated debt agreement evidencing our Voltrek acquisition earn-out repayment obligations.

Our senior credit agreement, and our anticipated subordinated debt agreement evidencing our Voltrek acquisition earn-out obligations, contains, and will contain, provisions that limit our future borrowing availability and sets forth other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, make investments, pay any dividend or distribution on our stock, redeem, repurchase or retire shares of our stock, or pledge or dispose of assets.

There can be no assurance that we will be able to comply with the financial and other covenants in our senior and anticipated subordinated debt agreements. Our failure to comply with these covenants could cause us to be unable to borrow under the senior credit agreement and may constitute an event of default under our senior and anticipated subordinated debt agreements, which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under our senior and subordinated debt agreements and, which would require us to pay all amounts then outstanding. Such an event would materially adversely affect our financial condition and liquidity. Additionally, such events of non-compliance could impact the terms of any additional borrowings and/or any credit renewal terms. Any failure to comply with such covenants may be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

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

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of NASDAQ may result in the delisting of our common stock on NASDAQ, and we likely will need to seek to effect a reverse stock split of our common stock to avoid delisting by September 15, 2025.

Our common stock is currently listed on NASDAQ, which has qualitative and quantitative listing criteria. On September 20, 2024, we received written notice from NASDAQ that we were not in compliance with NASDAQ’s minimum bid price requirement for continued listing on NASDAQ, as the closing bid price of our common stock had been below $1.00 per share for 30 consecutive trading days. We were granted 180-calendar days, or until March 19, 2025 to regain compliance with the minimum bid price requirement. On March 19, 2025, we submitted a formal request to NASDAQ for an additional 180-calendar day period to regain compliance with the minimum bid price requirement and provided written notice to NASDAQ that we intend to effectuate a reverse stock split during the additional compliance period if necessary to regain compliance with the minimum bid price requirement.

On March 20, 2025, we received a letter from NASDAQ notifying us that we were eligible for an additional 180-calendar day period, or until September 15, 2025, to regain compliance with the minimum bid price requirement. If we do not regain compliance by September 15, 2025, then NASDAQ will notify us of its determination to delist our common stock from trading on NASDAQ. Although we would have an opportunity to appeal the delisting determination to a hearings panel, under NASDAQ rules, our delisting from NASDAQ would be effective on or about September 16, 2025.

We will likely need to seek to effect a reverse stock split of our common stock prior to September 15, 2025 in order to attempt to comply with the NASDAQ minimum bid price requirements. We will likely seek shareholder approval at our 2025 annual meeting of shareholders to allow our Board to implement a reverse stock split. There can be no assurance we will be able to obtain shareholder approval for such a reverse stock split proposal. We may be unable to complete a reverse stock split, and even if we do, we may still be unable to meet the minimum bid price requirement, and we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of shareholders’ equity or market values of our common stock.

If NASDAQ delists our common stock from trading on its exchange, we expect our common stock could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our common stock;
•
reduced liquidity for our common stock;
•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;
•
reduced level of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Our shareholders may experience substantial dilution in the value of their investment or may otherwise have their interests impaired to the extent we issue additional shares of our common stock.

Our Amended and Restated Articles of Incorporation allow us to issue up to 230 million shares, consisting of 200 million shares of our common stock and 30 million shares of our preferred stock. We may in the future issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, which could result in substantial dilution to the interests of existing shareholders. For example, on the 14th trading day after we announce our fiscal 2025 financial results, we will issue Final Frontier $1.0 million in shares of our common stock. At our per share price of $0.67 on May 30, 2025, that would result in us issuing approximately 1,492,537 shares of our common stock. Additionally, we have the option to pay up to 20% of the then remaining outstanding balance of our Voltrek earn-out obligations at maturity in shares of our common stock (or over 4% of our currently outstanding common stock).

Additionally, to raise additional capital, we may in the future sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that are lower than the prices paid by existing shareholders, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders, which could result in substantial dilution to the interests of existing shareholders.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock may continue to depend, in part, on the research reports that securities or industry analysts publish about us and our peer group companies. If these analysts do not continue to provide adequate research coverage or if one or more of the analysts who covers us downgrades our stock, lowers our stock’s price target or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. For example, if our common stock is delisted from NASDAQ, our analysts may not continue to provide regular reports on our company. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We are not currently paying dividends on our common stock and will likely continue not paying dividends for the foreseeable future.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the continued operation of our business and repay our senior debt and anticipated senior subordinated debt. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing revolving credit agreement and our senior subordinated debt restrict the payment of cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions and other factors that our Board deems relevant. The restrictions on, and decision not to, pay dividends on our common stock may impact our ability to attract certain investors and raise funds, if necessary, in the capital markets.

Anti-takeover provisions included in the Wisconsin Business Corporation Law, provisions in our Amended and Restated Articles of Incorporation or Bylaws could delay or prevent a change of control of our company, which could adversely impact the value of our common stock and may prevent or frustrate attempts by our shareholders to replace or remove our current Board or management.

A change of control of our company may be discouraged, delayed or prevented by certain provisions of the Wisconsin Business Corporation Law. These provisions generally restrict a broad range of business combinations between a Wisconsin corporation and a shareholder owning 15% or more of our outstanding common stock. These and other provisions in our Amended and Restated Articles of Incorporation, including our staggered Board and our ability to issue “blank check” preferred stock, as well as the provisions of our Amended and Restated Bylaws and Wisconsin law, could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including to delay or impede a merger, tender offer or proxy contest involving our company or result in a lower price per share paid to our shareholders.

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

Operational Risks

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

Limitations inherent within our supply chain of certain of our components, raw materials and finished goods, including competitive, governmental and legal limitations, natural disasters, and other events, could impact costs and future increases in the costs of these items. For example, the adoption of new tariffs by the United States administration or by other countries could continue to adversely affect our profitability and availability of raw materials and components, as there can be no assurance that future price increases will be successfully passed through to customers or that we will be able to find alternative suppliers. Further, suppliers’ inventories of certain components that our products require may be limited and are subject to acquisition by others and we may not, as a result, have the necessary inventory of parts and goods necessary to conduct our operations. We have in the past purchased excess quantities of certain components critical to our product manufacturing, but there is no guarantee that we will be able to follow or continue to follow this practice in the future. As a result, we have had, and may need to continue, to devote additional working capital to support component and raw material inventory purchases that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to account for these excess quantities, particularly if demand for our products does not meet our expectations. Also, any further delays, shortages or interruptions in the supply of our components or raw materials could further disrupt our operations. If any of these events occur, our results of operations, financial condition and cash flows could be materially adversely affected.

The success of our EV segment ultimately depends on consumers’ willingness to adopt electric vehicles in an unstable and changing market.

Our EV segment is highly dependent upon the adoption by consumers of EVs, and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broader market acceptance, develops slower than we expect or faces a setback, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors.

Recent changes in government and regulatory support for EV adoption, including incentives, mandates, infrastructure investment and emissions regulations and federal funding for EV infrastructure development, may negatively impact the adoption by consumers of EVs. For example, on January 20, 2025, President Trump signed Executive Order 14154 “Unleashing American Energy”, which may have direct implications on the policies and regulations that impact the automotive and transportation industries, including the rescission of waivers granted by the EPA for zero emission vehicle regulations. Moreover, federal support for EV adoption generally may be in jeopardy under the current administration, as prior executive orders directing the federal government to transition to an all-electric fleet of cars and trucks have been rescinded. Additionally, the Trump administration has halted significant federal funding for EV infrastructure and has ordered the termination of federal subsidy programs for EVs. Such reduction or elimination of governmental support, including federal funding, for EV infrastructure development could negatively impact demand for our products and services.

The current administration has also proposed further increases of tariffs on certain foreign imports into the United States. In addition to adversely impacting our ability to source components for our charging network and the cost of such components, new or increased tariffs may also result in a suppressed EV market, fewer EVs on the road and lower demand for EV chargers, which would have an adverse effect on our business, prospects, financial condition and results of operations.

Other factors that may influence the purchase and use of alternative fuel vehicles, specifically EVs, include:

•
perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;
•
the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;
•
concerns regarding the stability of the electrical grid;
•
improvements in the fuel economy of the internal combustion engine;
•
consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;
•
the environmental consciousness of consumers;
•
volatility in the cost of oil and gasoline;
•
consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts;
•
government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, or the reduction or elimination thereof;
•
access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and
•
the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles.

The influence of any of the factors described above may negatively impact the widespread consumer adoption of EVs, which could materially and adversely affect our EV segment business, operating results, financial condition and prospects.

The reduction or elimination of incentives from the United States government for investments in EV charging infrastructure may reduce demand for public EV charging products, in addition to reducing overall demand for EVs.

The current administration has paused and rescinded policies relating to investment in EV charging infrastructure, and there is uncertainty over what public policy with respect to EV charging infrastructure will be under the current or future administrations. For example, the current administration has directed agencies to pause disbursement of funds appropriated through two laws signed by the previous administration — the Inflation Reduction Act and Infrastructure Investment and Jobs Act — including funding for EV charging stations. The infrastructure law allocated $7.5 billion to building out a network of public plugs across the country. Additionally, spending has been halted under programs such as the National Electric Vehicle Infrastructure (NEVI) program, which provides funding for building out EV charging infrastructure, and prior approvals of funding under the NEVI program have been rescinded. The halt of, and potential elimination of, incentives from the United States Government may decrease demand for, funding of and profitability of EV charging products. In connection with the reduction in incentives for investments in EV charging infrastructure, demand for at home charging products may outpace demand for public charging products, which will adversely impact demand for our products and services.

Our inability to successfully manage the implementation of a new Enterprise Resource Planning (“ERP”) system may adversely affect our business, results of operations and cash flows and may adversely impact the effectiveness of our internal controls over financial reporting.

We are currently implementing a new ERP system. ERP implementations are complex, labor intensive, and time-consuming projects, which also involve substantial expenditures on system software and implementation activities. The new ERP system will be important to our ability to provide important information to our management, obtain, and deliver products, provide services and customer support, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system technology solution, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system will require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the ERP system. Any material deficiencies in the design and implementation of the new ERP system could also result in potentially materially higher costs and could adversely affect our ability to operate our business and otherwise negatively affect our financial reporting and the effectiveness of our internal control over financial reporting. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows.

We do not have major sources of recurring revenue, and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The reduction of revenue from our most significant customer over the past several fiscal years has had, and the potential future loss of other significant customers or a major customer would likely have, a materially adverse effect on our results of operations, financial condition and cash flows.

A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. It is generally difficult to predict the timing and success rate of the projects that we bid and will be awarded. In prior fiscal years, one customer represented more than 40% of total revenues, which has not recurred in recent fiscal years. The reduction of revenue from this customer has had a material adverse effect on our results of operations, financial condition and cash flow. While this customer continues to be a substantial source of business for us (24.3% of our fiscal 2025 revenue), we continue to attempt to diversify our customer base and expand our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market, there is no assurance we will be successful in replacing this reduced revenue. Additionally, even as we progress toward diversifying our customer base, timing of execution on projects with new or additional customers is unpredictable.

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
•
further developing and maintaining our maintenance service offerings; and
•
supporting the success of our ESCO and distribution sales channels.

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

The United States government has, from time to time, implemented various monetary, regulatory, and trade importation restraints, penalties, and tariffs, and as a result of changes to United States and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the United States, and adverse responses by foreign governments to United States trade policies, among other possible changes. The current United States administration is pursuing a wide range of monetary, regulatory and trade policies, including the imposition of significant tariffs on certain imports into the United States. Foreign governments, including the Chinese government, have announced their intent to implement or increase tariffs on imports from the United States in response. Certain sourced finished products and certain of the components used in our products have been impacted by tariffs imposed on imports. Our efforts to mitigate the impact of added costs resulting from these government actions include a variety of activities, such as sourcing from non-tariff impacted countries and raising prices. We intend to implement such changes to try to pass the impact of tariff price increases to our customers, but there can be no assurance our customers will accept such price increases or that such price increases will not reduce or ability to gain new orders. If we are unable to successfully mitigate the impacts of these tariffs and other trade policies, our results of operations may be adversely affected. It remains unclear what the current United States administration or foreign governments will or will not do in the future with respect to tariffs or trade agreements and policies. A trade war, other governmental action related to tariffs or trade agreements, changes in United States social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase, manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have a material adverse effect on our results of operations, financial condition and cash flows.

Changes in government budget priorities, including the rollback of electric vehicle initiatives, political gridlock, and future potential government shutdown, have negatively impacted, and may in the future continue to negatively impact, our results of operations, financial condition and cash flows.

Our business strategy may rely, in part, on regulatory support for EV adoption, including incentives, mandates, infrastructure investment and emissions regulations and federal funding for EV infrastructure development. However, on January 20, 2025, President Trump signed Executive Order 14154 “Unleashing American Energy”, which may have direct implications on the policies and regulations that impact the automotive and transportation industries, including the rescission of waivers granted by the EPA for zero emission vehicle regulations. Moreover, federal support for EV adoption generally may be in jeopardy under the current administration, as prior executive orders directing the federal government to transition to an all-electric fleet of cars and trucks have been rescinded. Additionally, the Trump administration has halted significant federal funding for EV infrastructure and has ordered the termination of federal subsidy programs for EVs.

Such reduction or elimination of governmental support, including federal funding, for EV infrastructure development could negatively impact demand and payment for our products and services, hinder our growth initiatives and materially affect our results of operations, financial condition and cash flows.

Additionally, future actual and perceived changes in governmental budget priorities, and future potential government shutdowns, could adversely affect our results of operations, financial condition and cash flows. Certain government agencies purchase certain products and services directly from us. When the government changes budget priorities, such as in times of war, financial crisis, or a changed administration, or reallocates spending to areas unrelated to our business, our results of operations, financial condition and cash flows can be negatively impacted. For example, demand and payment for our products and services may be affected by public sector budgetary cycles, funding authorizations or rebates. Continued or additional future funding reductions or delays, including delays caused by political gridlock, and future potential government shutdowns, could negatively impact demand and payment for our products and services. If any of these events occur, our results of operations, financial condition and cash flows could be materially adversely affected.

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

Strategic Risks

We are experiencing ongoing increasing pressures to reduce the average selling price of our products and related negative impact on our gross margins driven largely by the ongoing increase in competition from foreign competitors.

Our financial performance is dependent on our ability to maintain our average selling price of our products. The gross margins of our products can vary significantly, with margins ranging from 10% to 50%. While we continue to implement our strategy of emphasizing higher-margin products and services and reducing the material cost of our products, a change in the total mix of our sales toward lower margin products, the continued underutilization of our manufacturing facility and related under absorption of overhead costs, a decrease in the margins on our products as a result of competitive pressures driving down the average selling price of our products, lower sales volumes, and promotional programs to increase sales volumes significantly reduce our profitability and result in a material adverse effect on our results of operations, financial condition and cash flows. Furthermore, the average selling price of our products has been, and is likely to be further, negatively impacted by the impact of increasing foreign competition, the potential impact of tariffs or our component costs, product feature cannibalization by competitors or component providers, low-cost non-traditional sales methods by new market entrants, and comparison of our retrofit fixture products with replacement lamp equivalents. While we have previously implemented general price increases applicable to many new product orders, there is no assurance that such price increases will be accepted by our customers or succeed in increasing the average selling price of our products. In our highly competitive lighting industry, we must be able to innovate and release new products on a regular basis with features and benefits that generate increases in our average selling price and average gross margin. There can be no assurance we will be successful in achieving these goals.

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

General Risk Factors

Adverse conditions in the global economy, including due to changes in diplomatic and trade relationships, have negatively impacted, and could in the future negatively impact, our customers, suppliers and business.

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

In addition, global economic and political uncertainty has led many customers to adopt strategies for conserving cash, including limits on capital spending. Our lighting systems are often purchased as capital assets and therefore are subject to our customers’ capital availability. Uncertainty around such availability and an increasingly volatile economic outlook has led, and may continue to lead, customers to delay their purchase decisions, which has elongated the duration of our sales cycles. Additionally, price increases in raw materials, including steel and aluminum, may impact non-residential new build schedules, and may reduce demand for our products and services. Weak economic conditions in the past have adversely affected our customers’ capital budgets, purchasing decisions and facilities managers and, as a result, have adversely affected our results of operations, financial condition and cash flows. The return to a recessionary state of the global economy could potentially have negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries, postponements of incoming orders and reductions in the number and volume of purchase orders received from key customers as a result of reduced capital expenditure budgets. Our business and results of operations will be adversely affected to the extent these adverse economic conditions affect our customers’ purchasing decisions.

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
•
our ability to achieve our analysts’ results of operations expectations;
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

Our quarterly revenue and operating results have fluctuated in the past and will likely vary from quarter to quarter in the future. Our results for any particular quarter are not an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our common stock to further decline. If the price of our common stock is volatile or falls significantly, including following a potential reverse stock split, we may be the target of securities litigation or could be delisted from NASDAQ. If we become involved in this type of litigation or are delisted, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could adversely affect our results of operations, financial condition and cash flows.

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

Geopolitical issues around the world can impact macroeconomic conditions in where we operate and where we anticipate operating in the future and could have a material adverse impact on our financial results. For example, the ultimate impact of the conflicts in Ukraine and the Middle East on fuel prices, inflation, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect global economic growth, disrupting discretionary spending habits and generally decreasing demand for our products and services. While we do not purchase any of our significant raw materials directly from Russia or Israel, disruption in the markets resulting from such conflicts could negatively impact the macroeconomy. The conflicts in Ukraine and the Middle East may also continue to exacerbate geopolitical tensions globally.

We operate in a highly competitive industry and, if we are unable to compete successfully, our results of operations, financial condition and cash flows will likely be materially adversely affected.

We face strong competition, primarily from manufacturers and distributors of energy management products and services, as well as from ESCOs and electrical contractors. We are also facing increased competition from manufacturers in low-cost countries as the lighting market rapidly moves away from domestically made products toward sourced products at lower price points. We compete primarily on the basis of customer relationships, price, quality, energy efficiency, customer service and marketing support. Our products are in direct competition with the expanding availability of LED products, as well as other technologies in the lighting systems retrofit market.

Many of our competitors are better capitalized than we are and have strong customer relationships, greater name recognition, and more extensive engineering, manufacturing, sales and marketing capabilities. In addition, the LED market has seen increased convergence in recent years, resulting in our competition gaining increased market share and resources. Competitors could focus their substantial resources on developing a competing business model or energy management products or services that may be potentially more attractive to customers than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors have, and may continue to, offer energy management products and services at reduced prices in order to improve their competitive positions. These competitive factors have, and may continue to, make it more difficult for us to attract and retain customers, or require us to lower our average selling prices in order to remain competitive, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to water, the remediation of contaminated properties and the generation, handling, storage, transportation, treatment and disposal of, and exposure to, waste and other materials, as well as laws and regulations relating to occupational health and safety. These laws and regulations frequently change, and the violation of these laws or regulations can lead to substantial fines, penalties and other liabilities. The operation of our manufacturing facility entails risks in these areas and there can be no assurance that we will not incur material costs or liabilities in the future that could adversely affect our results of operations, financial condition and cash flows

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board and Audit Committee oversee risks from cybersecurity threats. Our Audit Committee reviews cybersecurity risks on a quarterly basis and our Board periodically reviews cybersecurity risks as part of its overall risk management oversight and specifically reviews cybersecurity in detail at least annually. Our Board relies on management and its use of the third-party consultants for expertise for assessing and managing our risks from cybersecurity threats. In conjunction with management, our Board considers the nature of the work provided by our operations, the potential impact of a cybersecurity event, costs, potential likelihood of an event, prior events, and benefits in its general oversight of the cybersecurity risk management.

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

See also “Item 1A. Risk Factors — Operational Risks.”

ITEM 2. PROPERTIES

We lease our approximately 266,000 square foot manufacturing and distribution facility located in Manitowoc, Wisconsin. On January 31, 2020, we entered a new lease for the facility with a ten-year term, which had an option to terminate that expired on January 31, 2025.

We own our approximately 70,000 square foot technology center and corporate headquarters adjacent to our leased Manitowoc manufacturing and distribution facility. We also lease approximately 10,500 square feet of office space in Jacksonville, Florida and 5,375 square feet in Lawrence, Massachusetts. Additionally, Orion had a lease in Pewaukee, Wisconsin that ended in August of the current fiscal year.

The Manitowoc and Jacksonville facilities noted above are utilized by all our business segments and the Lawrence facility by our EV segment.

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

Shareholders

As of May 31, 2025, there were approximately 152 record holders of the 33,305,699 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our existing senior credit agreement restrict the payment of cash dividends on our common stock. It is expected that our anticipated subordinated debt agreement evidencing our Voltrek earn-out payment obligations will contain a similar restriction. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, contractual restrictions (including those under our loan agreements) and other factors that our Board deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under our 2016 Omnibus Incentive Plan as of March 31, 2025.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuances Under Equity Compensation Plans (excluding Securities Refleted in Column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	2,861,530	—	219,782
Equity Compensation plans not approved by security holders	—	—	—
Total	2,861,530	—	219,782

Issuer Purchase of Equity Securities

We did not purchase shares of our common stock during the fiscal year ended March 31, 2025.

Unregistered Sales of Securities

We did not effect any unregistered sales of our common stock during the fiscal year ended March 31, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2025. See also “Forward-Looking Statements” and Item 1A “Risk Factors”.

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

We differentiate ourselves from our competitors by offering comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we offer lighting and electrical maintenance services which enables us to support a lifetime business relationship with our customer (which we call “Customers for Life”). We completed the acquisition of Voltrek on October 5, 2022, which further expanded our turnkey services capabilities as well as capitalized on the rapidly growing market for EV charging solutions. We completed the Stay-Lite Lighting acquisition on January 1, 2022, which further expanded our maintenance services capabilities.

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

We see opportunity to cross-sell our three platforms of lighting, maintenance services and EV charging installation systems to our commercial and industrial customer base. We are pursuing opportunities to cross-sell to direct customers, as well as through select partners. We also see opportunity for further integration of our service capabilities to expand our geographic reach and we currently intend to pursue growth organically.

Other than our multi-year maintenance service contracts, we generally do not have long-term contracts with our customers for product or turnkey services that provide us with recurring annual revenue. We typically generate substantially all of our revenue from sales of lighting and control systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We also perform work under master services or product purchasing agreements with major customers with sales completed on a purchase order basis. In addition, in order to provide quality and timely service under our multi-location master retrofit agreements, we make substantial working capital expenditures and advance inventory purchases that we intend to recoup through the completion of these or similar projects.

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

Our fiscal year ends on March 31. We refer to our just completed fiscal year, which ended on March 31, 2025, as "fiscal 2025", and our prior fiscal years which ended on March 31, 2024 and March 31, 2023 as "fiscal 2024" and “fiscal 2023”, respectively. Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. Effective during the first quarter of fiscal 2024, we began to evaluate and report the business using three segments: lighting segment, maintenance segment and EV segment. Previously, we had four reportable segments: Orion Services Group Segment, Orion Distribution Services Segment, Orion U.S. Markets Division and Orion Electric Vehicle Charging.

Recent Developments

Replacement of our CEO

On April 14, 2025, Michael Jenkins’ employment was terminated by Orion, with our Board appointing Sally A. Washlow as our new Chief Executive Officer, effective as of Mr. Jenkins’ termination date.

As a result of the termination, Mr. Jenkins will receive approximately $633 thousand in severance and the acceleration of approximately 322 thousand restricted stock awards. Mr. Jenkins forfeited approximately 646 thousand performance shares along with approximately $170 thousand in tandem cash awards. Additionally, Mr. Jenkins forfeited restricted stock awards not vesting within two years from the termination date, which was a forfeiture of approximately 78 thousand shares.

On April 14, 2025, we entered into an Executive Employment and Severance Agreement with Ms. Washlow (the “Employment Agreement”). The Employment Agreement provides Ms. Washlow with the following compensation arrangements: (i) an annual base salary of $382,500, provided that if our other named executive officers’ base salaries are returned to their pre-reduction levels, then Ms. Washlow’s base salary will also be similarly adjusted up to $425,000; (ii) a target annual bonus of 100% (threshold 80% and maximum of 200%) of her base salary upon our relative achievement of executive incentive plan performance targets for each fiscal year; (iii) a special bonus of $100,000 if we achieve a stretch goal of $100 million in revenue for fiscal 2026; (iv) a cash signing bonus of $500,000, approximately $300,000 of was required to be used by Ms. Washlow to purchase shares of our common stock directly from us; (v) a pre-change of control severance multiplier of 1.5x and a post-change of control severance multiplier of 2.0x; (vi) an initial equity grant consisting of a non-qualified stock option exercisable for a total of 500,000 shares of our common stock; and (vii) certain other benefits and perquisites. On May 29, 2025, our board and Ms. Washlow mutually agreed to defer Ms. Washlow’s cash signing bonus and related direct purchase of common stock for up to one year, with the timing of such cash signing bonus and related direct purchase of our common stock to be reviewed quarterly and mutually agreed upon by the compensation committee and Ms. Washlow.

Voltrek Earn-Out

Effective on October 5, 2022, we acquired all of the outstanding membership interests of Voltrek, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. The initial purchase price consisted of $5.0 million cash and $1.0 million of common stock. We also paid $3.0 million in initial earn-out payments based on Voltrek’s financial performance in fiscal 2023. We may owe additional material earn-out payments based on Voltrek’s financial performance in fiscal 2025. We have currently accrued an estimated liability of approximately $3.3 million for such remaining earn-out payments.

On June 23, 2025, we entered into the Term Sheet with respect to our remaining earn-out obligations owed to Final Frontier pursuant to our October 5, 2022 acquisition of Voltrek. Pursuant to the Term Sheet, on August 1, 2025, we will pay Final Frontier $875,000 in full and final payment of our fiscal 2024 Voltrek acquisition earn-out obligations. We also agreed with Final Frontier to submit the final determination of our fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earn-out obligations to binding arbitration if not otherwise mutually agreed by the parties. We agreed to pay to Final Frontier the finally determined remaining earn-out amount as follows: (i) $1.0 million in our common stock issuable 14 trading days after our fiscal 2025 earnings announcement and (ii) the remaining amount pursuant to the anticipated Senior Subordinated Note. We agreed to pay monthly principal payments to Final Frontier on the anticipated Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through maturity. We will also pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025. We have the right to pay up to 20% of the remaining outstanding earn-out amount at maturity in shares of our common stock. The anticipated Senior Subordinated Note will be subordinated to our senior credit facilities with Bank of America and will be secured by a second lien on all of our assets. We and Final Frontier agreed to use our respective commercially reasonable best efforts to agree to final documentation further reflecting the terms and conditions set forth in the Term Sheet within 30 days of entering into the Term Sheet.

The final earn-out amount determined to be owed by us could be in excess of our current accrued liability for such earn-out amount and could materially adversely affect our future liquidity.

Replacing Reduced Revenue from Primary Customer

In fiscal 2025, 2024 and 2023, one customer accounted for 24.3%, 25.2% and 16.2% of our total revenue, respectively. In fiscal 2026, we expect that our customer concentration will continue at the approximate range experienced in fiscal 2025 and 2024. We continue to attempt to diversify our customer base by expanding our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market.

Selected Financial Data

The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2025	2024	2023	2022	2021
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$54,368	$63,307	$57,210	$91,889	$87,664
Service revenue	25,352	27,274	20,173	32,494	29,176
Total revenue	79,720	90,581	77,383	124,383	116,840
Cost of product revenue (1) (2) (8)	37,319	44,466	42,979	65,249	63,233
Cost of service revenue (1) (3) (8)	22,165	25,204	16,893	25,222	23,483
Total cost of revenue	59,484	69,670	59,872	90,471	86,716
Gross profit	20,236	20,911	17,511	33,912	30,124
General and administrative expenses (1) (4) (8)	18,008	16,740	19,487	11,680	11,262
Impairment of assets (5)	—	456	—	512	—
Acquisition related costs	—	56	765	—	—
Sales and marketing expenses (1) (5) (8)	11,595	12,988	11,392	11,628	10,341
Research and development expenses (1)(6) (8)	1,229	1,495	1,852	1,701	1,685
(Loss) income from operations	(10,596)	(10,824)	(15,985)	8,391	6,836
Other income	62	39	—	1	56
Interest expense	(1,026)	(752)	(339)	(80)	(127)
Amortization of debt issue costs	(206)	(95)	(73)	(62)	(157)
Loss on debt extinguishment	—	—	—	—	(90)
Dividend and interest income	7	2	34	—	—
(Loss) income before income tax	(11,759)	(11,630)	(16,363)	8,250	6,518
Income tax expense (benefit) (7)	42	41	17,978	2,159	(19,616)
Net (loss) income	$(11,801)	$(11,671)	$(34,341)	$6,091	$26,134
Net (loss) income per share attributable to common shareholders:
Basic	$(0.36)	$(0.36)	$(1.08)	$0.20	$0.85
Diluted	$(0.36)	$(0.36)	$(1.08)	$0.19	$0.83
Weighted-average shares outstanding:
Basic	32,829	32,486	31,704	31,018	30,635
Diluted	32,829	32,486	31,704	31,295	31,304

(1)
Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023	2022	2021
	(in thousands)
Cost of product revenue	$7	$5	$4	$5	$4
Cost of service revenue	—	—	—	—	—
General and administrative expenses	1,111	923	1,596	793	716
Sales and marketing expenses	31	17	8	12	29
Research and development expenses	8	5	4	3	4
Total stock-based compensation expense	$1,157	$950	$1,612	$813	$753
(2)
Fiscal 2025 and Fiscal 2024 includes expense of $295 thousand and $26 thousand related to restructuring, respectively.
(3)
Fiscal 2025 and Fiscal 2024 includes expense of $176 thousand and $48 thousand related to restructuring, respectively.
(4)
Fiscal 2025 and Fiscal 2024 include expenses of $442 thousand and $28 thousand related to restructuring, respectively.
(5)
Fiscal 2025 and Fiscal 2024 includes expense of $26 thousand and $21 thousand related to restructuring, respectively.
(6)
Fiscal 2025 and Fiscal 2024 includes expense of $109 thousand and $0 related to restructuring, respectively.
(7)
Fiscal 2021 includes tax benefit of $20.9 million related to the release of the valuation allowance on deferred tax assets. Fiscal 2023 includes tax expense of $17.8 million related to the recording of the valuation allowance on deferred tax assets.

(8)
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

Results of Operations: Fiscal 2025 versus Fiscal 2024

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2025	2024		2025	2024
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$54,368	$63,307	(14.1)%	68.2%	69.9%
Service revenue	25,352	27,274	(7.0)%	31.8%	30.1%
Total revenue	79,720	90,581	(12.0)%	100.0%	100.0%
Cost of product revenue	37,319	44,466	(16.1)%	46.8%	49.1%
Cost of service revenue	22,165	25,204	(12.1)%	27.8%	27.8%
Total cost of revenue	59,484	69,670	(14.6)%	74.6%	76.9%
Gross profit	20,236	20,911	(3.2)%	25.4%	23.1%
General and administrative expenses	18,008	16,740	7.6%	22.6%	18.5%
Impairment on Intangibles	—	456	(100.0)%	0.0%	0.5%
Acquisition related costs	—	56	(100.0)%	0.0%	0.1%
Sales and marketing expenses	11,595	12,988	(10.7)%	14.5%	14.3%
Research and development expenses	1,229	1,495	(17.8)%	1.5%	1.7%
(Loss) income from operations	(10,596)	(10,824)	(2.1)%	(13.3)%	(11.9)%
Other income	62	39	59.0%	0.1%	0.0%
Interest expense	(1,026)	(752)	(36.4)%	(1.3)%	(0.8)%
Amortization of debt issue costs	(206)	(95)	(116.8)%	(0.3)%	(0.1)%
(Loss) income before income tax	(11,759)	(11,630)	(1.1)%	(14.8)%	(12.8)%
Income tax expense	42	41	(2.4)%	0.1%	0.0%
Net (loss) income	$(11,801)	$(11,671)	(1.1)%	(14.8)%	(12.9)%

* NM = Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue decreased by 14.1%, or $8.9 million, for fiscal 2025 versus fiscal 2024. Service revenue decreased by 7.0%, or $1.9 million, for fiscal 2025 versus fiscal 2024. The decrease in product revenue was primarily due to the execution of a significant government retrofit lighting segment project that ended in the second quarter of the current fiscal year. The decrease in service revenue was due to multiple customers in our maintenance segment that chose not to renew their contracts for fiscal 2025. Cost of product revenue decreased by 16.1%, or $7.1 million, in fiscal 2025 versus the comparable period in fiscal 2024. Cost of service revenue decreased by 12.1%, or $3.0 million, in fiscal 2025 versus fiscal 2024. The decreases were primarily because of decreases in revenue described above. Gross margin increased to 25.4% of revenue in fiscal 2025 from 23.1% in fiscal 2024, due primarily to a more favorable sales mix along with better overall margins in the maintenance segment.

Operating Expenses

General and Administrative. General and administrative expenses increased 7.6%, or $1.3 million, in fiscal 2025 compared to fiscal 2024. This comparative increase was primarily due to increased earn-out compensation costs along with incurred severance expenses, which were partially offset by a reduction in workforce related to restructuring that occurred in the first half of fiscal 2025.

Acquisition Related Costs. In fiscal 2025, we did not incur any acquisition expenses. In fiscal 2024, we incurred acquisition expenses of $56 thousand relating to the acquisition of Voltrek.

Sales and Marketing. Our sales and marketing expenses decreased 10.7%, or $1.4 million, in fiscal 2025 compared to fiscal 2024. The decrease was primarily due to an decrease in commission expense on lower sales volume.

Research and Development. Research and development expenses decreased 17.8%, or $0.3 million, in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in testing costs.

Interest Expense. Interest expense in fiscal 2025 increased by $0.3 million to $1.0 million primarily because the term loan that was entered into in the first quarter of fiscal 2025 and a higher interest rate on our credit facility.

Results of Operations: Fiscal 2024 versus Fiscal 2023

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2024	2023		2024	2023
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$63,307	$57,210	10.7%	69.9%	73.9%
Service revenue	27,274	20,173	35.2%	30.1%	26.1%
Total revenue	90,581	77,383	17.1%	100.0%	100.0%
Cost of product revenue	44,466	42,979	3.5%	49.1%	55.5%
Cost of service revenue	25,204	16,893	49.2%	27.8%	21.8%
Total cost of revenue	69,670	59,872	16.4%	76.9%	77.4%
Gross profit	20,911	17,511	19.4%	23.1%	22.6%
General and administrative expenses	16,740	19,487	(14.1)%	18.5%	25.2%
Impairment on intangibles	456	—	NM	0.5%	0.0%
Acquisition related costs	56	765	(92.7)%	0.1%	1.0%
Sales and marketing expenses	12,988	11,392	14.0%	14.3%	14.7%
Research and development expenses	1,495	1,852	(19.3)%	1.7%	2.4%
(Loss) income from operations	(10,824)	(15,985)	(32.3)%	(11.9)%	(20.7)%
Other income	39	—	NM	0.0%	0.0%
Interest expense	(752)	(339)	(121.8)%	(0.8)%	(0.4)%
Amortization of debt issue costs	(95)	(73)	(30.1)%	(0.1)%	(0.1)%
(Loss) income before income tax	(11,630)	(16,363)	(28.9)%	(12.8)%	(21.1)%
Income tax expense (benefit)	41	17,978	NM	0.0%	23.2%
Net (loss) income	$(11,671)	$(34,341)	(66.0)%	(12.9)%	(44.4)%

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Revenues	$47,704	$61,102	$56,553
Operating (loss) income	$(2,765)	$(1,352)	$(5,150)
Operating margin	(5.8)%	(2.2)%	(9.1)%

Fiscal 2025 Compared to Fiscal 2024

Lighting segment revenue decreased in fiscal 2025 by 21.9%, or $13.4 million, and operating loss increased $1.4 million, compared to fiscal 2024, due to decreased project volumes in fiscal 2025. This decrease in revenues led to a corresponding operating loss increase in this segment, along with decreased project margins.

Fiscal 2024 Compared to Fiscal 2023

Lighting segment revenue increased in fiscal 2024 compared to fiscal 2023 by 8.0%, or $4.6 million, and operating income decreased $3.8 million, compared to fiscal 2023, due to increased project volume on a government retrofit project. This increase led to a corresponding operating loss decrease in this segment, along with improved project margins.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Revenues	$15,190	$17,147	$14,555
Operating (loss) income	$(1,188)	$(5,523)	$(2,221)
Operating margin	(7.8)%	(32.2)%	(15.3)%

Fiscal 2025 Compared to Fiscal 2024

Maintenance segment revenue decreased $2.0 million, or 11.4%, in fiscal 2025 compared to fiscal 2024 primarily due to some legacy customers not renewing their contracts in fiscal 2025 due to increased project costs to improve segment margins. As a result, operating loss decreased $4.3 million, or 78.5%, in fiscal 2025 compared to fiscal 2024 primarily due to better project margins throughout the segment.

Fiscal 2024 Compared to Fiscal 2023

Maintenance segment revenue increased $2.6 million, or 17.8%, in fiscal 2024 compared to fiscal 2023 primarily due to increased volume at a major customer. Operating loss increased $3.3 million, or 148.6%, in fiscal 2024 compared to fiscal 2023 primarily due to increased costs on fixed price contracts.

EV Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Revenues	$16,826	$12,332	6,275
Operating loss	$(2,356)	$(1,563)	(4,158)
Operating margin	(14.0)%	(12.7)%	(66.3)%

Fiscal 2025 Compared to Fiscal 2024

EV segment revenue increased 36.4%, or $4.5 million, in fiscal 2025 compared to fiscal 2024 primarily due to increased sales to municipalities. EV segment operating loss increased $0.8 million, or 50.7%, in fiscal 2025 compared to fiscal 2024 primarily due to increased earn-out amounts, which were partially offset by increased revenue volume in the segment, along with increased gross margins.

Fiscal 2024 Compared to Fiscal 2023

EV segment revenue increased 96.5%, or $6.1 million, in fiscal 2024 compared to fiscal 2023 primarily due to a full year of Voltrek results being included in segment results. EV segment operating loss decreased $2.6 million, or 62.4%, in fiscal 2024 compared to fiscal 2023 due to increased revenue volume in the segment, partially offset by reduced gross margins.

Liquidity and Capital Resources

Overview

We had $6.0 million in cash and cash equivalents as of March 31, 2025, compared to $5.2 million at March 31, 2024. Our cash position increased due to the results in our operations, sales of property and equipment, and proceeds from the mortgage loan entered into at the beginning of fiscal 2025. These increases were partially offset by payments made on our revolving credit facility.

As of March 31, 2025, our borrowing base supported $15.0 million of availability under our credit facility, with $7.0 million drawn against that availability. As of March 31, 2024, our borrowing base supported $20.1 million of availability under our credit facility, with $10.0 million drawn against that availability.

Effective on October 5, 2022, we acquired all of the outstanding membership interests of Voltrek, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. We may owe additional material earn-out payments based on Voltrek’s financial performance in fiscal 2025. While we have currently accrued an estimated liability of approximately $3.3 million for such remaining earn-out payments.

On June 23, 2025, we entered into the Term Sheet with respect to our remaining earn-out obligations owed to Final Frontier pursuant to our October 5, 2022 acquisition of Voltrek. Pursuant to the Term Sheet, on August 1, 2025, we will pay Final Frontier $875,000 in full and final payment of our fiscal 2024 Voltrek acquisition earn-out obligations. We also agreed with Final Frontier to submit the final determination of our fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earn-out obligations to binding arbitration if not otherwise mutually agreed by the parties. We agreed to pay to Final Frontier the finally determined remaining earn-out amount as follows: (i) $1.0 million in our common stock issuable 14 trading days after our fiscal 2025 earnings announcement and (ii) the remaining amount pursuant to the anticipated Senior Subordinated Note. We agreed to pay monthly principal payments to Final Frontier on the anticipated Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through maturity. We will also pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025. We have the right to pay up to 20% of the remaining outstanding earn-out amount at maturity in shares of our common stock. The anticipated Senior Subordinated Note will be subordinated to our senior credit facilities with Bank of America and will be secured by a second lien on all of our assets. We and Final Frontier agreed to use our respective commercially reasonable best efforts to agree to final documentation further reflecting the terms and conditions set forth in the Term Sheet within 30 days of entering into the Term Sheet.

The final earn-out amount determined to be owed by us could be in excess of our current accrued liability for such earn-out amount and could materially adversely affect our liquidity.

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

In March 2021, we entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which we may offer and sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time through or to the Agent, acting as sales agent or principal. In March 2025, the ATM was terminated.

In April 2024, we executed Amendment No.2 to our Loan Security Agreement to add a $3.5 million term loan to the credit facility. The amendment also expanded the pool of eligible receivables to include government receivables in the calculation of the borrowing base. See Note 12 - Long-Term Debt to our accompanying audited consolidated financial statements for more information.

In October 2024, we executed Amendment No.3 to our Loan Security Agreement to extend the maturity date of the Credit Facility from December 29, 2025 to June 30, 2027.

We regularly explore various alternative sources of liquidity to help ensure that we will have the best allocation of invested capital to satisfy our working capital needs.

Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost containment, working capital management, capital expenditures. While we believe that we will likely have adequate available cash and equivalents and credit availability under our Credit Agreement to satisfy our currently anticipated working capital and liquidity requirements, including our negotiated Voltrek acquisition earn-out payment obligations, during the next 12 months and beyond based on our current cash flow forecast, there can be no assurance to that effect, particularly if our Voltrek earn-out amounts are in excess of the liability we have currently accrued. If we experience significant liquidity constraints, we may be required to issue equity or debt securities, reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.

Cash Flows

The following table summarizes our cash flows for our fiscal 2025, fiscal 2024 and fiscal 2023:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(in thousands)
Operating activities	$599	$(10,092)	$(2,291)
Investing activities	128	(731)	(6,195)
Financing activities	90	(14)	10,012
(Decrease) increase in cash and cash equivalents	$817	$(10,837)	$1,526

Cash Flows Related to Operating Activities. Cash (used in) provided by operating activities primarily consisted of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash provided by operating activities for fiscal 2025 was $0.6 million and consisted of our net loss of $11.8 million adjusted for non-cash expense items and net cash provided by changes in operating assets of $12.4 million, the largest of which was a decrease of $6.1 million in inventories, a $5.1 million decrease in accounts payable, and an increase of $1.9 million in accrued expenses.

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

Cash Flows Related to Investing Activities. Cash provided by investing activities in fiscal 2025 was $0.1 million and consisted primarily of $0.2 million of sales of property and equipment and $0.1 million of purchases of property and equipment.

Cash used in investing activities in fiscal 2024 was $0.7 million and consisted primarily of $0.8 million of purchases of property and equipment.

Cash used in investing activities in fiscal 2023 was $6.2 million and consisted primarily of the $5.6 million acquisition of Voltrek and $0.6 million of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities in fiscal 2025 was $0.1 million and consisted primarily of proceeds from the term loan that originated in the first quarter of fiscal 2025, which was partially offset by payments on the revolving credit facility.

Cash used in financing activities in fiscal 2024 was $14 thousand.

Cash provided by financing activities in fiscal 2023 was $10.0 million which consisted of proceeds from our revolving credit facility.

Working Capital

Our net working capital as of March 31, 2025 was $8.7 million, consisting of $35.5 million of current assets and $26.8 million of current liabilities. Our net working capital as of March 31, 2024 was $16.7 million, consisting of $44.8 million of current assets and $28.1 million of current liabilities. The change was primarily due to a decrease in inventories along with a decrease in accounts payable.

Our net working capital as of March 31, 2023 was $25.9 million, consisting of $50.4 million of current assets and $24.5 million of current liabilities. The change in our working capital in fiscal 2024 from our fiscal 2024 year-end was primarily due to a decrease in cash and cash equivalents and an increase in accounts payable, partially offset by an increase in revenue earned not billed.

We generally attempt to maintain a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions.

Indebtedness

Revolving Credit Agreement

Our credit agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2025, the borrowing base supported approximately $15.0 million of availability under the Credit Facility with $7.0 million drawn against that availability. As of March 31, 2024, the borrowing base supported approximately $20.1 million of availability under the Credit Facility with $10.0 million drawn against that availability.

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

The credit agreement includes a springing minimum fixed cost coverage ratio of 1.0 to 1.0 when excess availability under the Credit Facility falls below $4.0 million of the committed facility. Currently, the required springing minimum fixed cost coverage ratio is not required.

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

Voltrek Earn-Out

Effective on October 5, 2022, we acquired all of the outstanding membership interests of Voltrek, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. The initial purchase price consisted of $5.0 million cash and $1.0 million of common stock. We also paid $3.0 million in initial earn-out payments based on Voltrek’s financial performance in fiscal 2023. We may owe additional material earn-out payments based on Voltrek’s financial performance in fiscal 2025. We have currently accrued an estimated liability of approximately $3.3 million for such remaining earn-out payments.

On June 23, 2025, we entered into the Term Sheet with respect to our remaining earn-out obligations owed to Final Frontier pursuant to our October 5, 2022 acquisition of Voltrek. Pursuant to the Term Sheet, on August 1, 2025, we will pay Final Frontier $875,000 in full and final payment of our fiscal 2024 Voltrek acquisition earn-out obligations. We also agreed with Final Frontier to submit the final determination of our fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earn-out obligations to binding arbitration if not otherwise mutually agreed by the parties. We agreed to pay to Final Frontier the finally determined remaining earn-out amount as follows: (i) $1.0 million in our common stock issuable 14 trading days after our fiscal 2025 earnings announcement and (ii) the remaining amount pursuant to the anticipated Senior Subordinated Note. We agreed to pay monthly principal payments to Final Frontier on the anticipated Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through maturity. We will also pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025. We have the right to pay up to 20% of the remaining outstanding earn-out amount at maturity in shares of our common stock. The anticipated Senior Subordinated Note will be subordinated to our senior credit facilities with Bank of America and will be secured by a second lien on all of our assets. We and Final Frontier agreed to use our respective commercially reasonable best efforts to agree to final documentation further reflecting the terms and conditions set forth in the Term Sheet within 30 days of entering into the Term Sheet.

The final earn-out amount determined to be owed by us could be in excess of our current accrued liability for such earn-out amount and could materially adversely affect our future liquidity.

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.1 million in fiscal 2025, $0.8 million in fiscal 2024 and $0.7 million in fiscal 2023. Our capital spending plans predominantly consist of investments related to maintenance fleet vehicles, new product development tooling and equipment and information technology systems, exclusive of any capital spending for potential acquisitions. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our Credit Facility. As discussed in Item 1A. Risk Factors, we will be commencing implementation efforts of a new ERP system in fiscal 2026, with an expected go-live date in the first quarter of fiscal 2027. The expected cost for the project is approximately $1.4 million, which consists of $1.1 million of capital and $0.3 million of expense.

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

If there are multiple performance obligations in a single contract, the contract’s total transaction price per GAAP is allocated to each individual performance obligation based on their relative standalone selling price. A performance obligation’s standalone selling price is the price at which we would sell such promised good or service separately to a customer. We use an observable price to determine the stand-alone selling price for separate performance obligations or an expected cost-plus margin per GAAP approach when one is not available. When the expected cost-plus margin approach is used to determine the estimated stand-alone selling price it is based on average historical margins for that performance obligation in contracts with similar customers.

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

We performed a qualitative assessment in conjunction with our annual impairment test of our indefinite lived intangible assets and goodwill as of January 1, 2025. These qualitative assessments considered our operating results for the first nine months of fiscal 2025 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2025 plan. As a result of the conditions that existed as of the assessment date, we determined a quantitative assessment was necessary for our maintenance segment reporting unit. We concluded that the undiscounted cash flows exceeded the carrying value for the indefinite lived intangibles and goodwill, and therefore no impairment charge was recorded.

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

Stock-Based Compensation. We currently issue time-based and performance-based restricted stock awards to our employees, executive officers and directors. Prior to fiscal 2015, we also issued stock options to these individuals. We apply the provisions of ASC 718, Compensation - Stock Compensation, to these restricted stock and stock option awards which requires us to expense the estimated fair value of the awards based on the fair value of the award on the date of grant. Additionally, it is necessary to estimate the achievement of the performance-based awards to ensure the expense remains accurate. Compensation costs for equity incentives are recognized in earnings, on a straight-line basis over the requisite service period.

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

As of March 31, 2025, we had net operating loss carryforwards of approximately $85.4 million for federal tax purposes, $76.1 million for state tax purposes, and $0.7 million for foreign tax purposes.

We also had federal tax credit carryforwards of $1.2 million and state tax credit carryforwards of $0.2 million, which are reserved for as part of our valuation allowance. Of these tax attributes, $36.2 million of the federal and state net operating loss carryforwards are not subject to time restrictions on use but may only be used to offset 80% of future adjusted taxable income. The $126.0 million net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2025 and 2045.

We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2025, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.

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

As of March 31, 2025, we had $10.3 million of outstanding debt with floating interest rates.

Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. During fiscal 2025, we have experienced commodity price increases; however, as of the date of this report, we are not able to predict the future impact of on this risk. A hypothetical additional 20% increase in aluminum prices would have had a negative impact of $0.7 million on our net income in fiscal 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory - Valuation

As described in Note 2 to the Company’s consolidated financial statements, the Company reports inventory using the first-in, first-out (FIFO) method. The Company records the amount required to reduce the carrying value of its inventories to net realizable value as a charge to cost of product revenue. As of March 31, 2025, the Company had inventory of approximately $11.4 million.

We identified Inventory Valuation as a critical audit matter. The principal considerations for this determination were management’s significant judgments utilized to determine the net realizable value of inventory, specifically the assumptions related to the recent historical sales activity (including usage in the preceding 9 to 12 months) and expected demand for the products. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of management’s assumptions over historical sales activity, including testing the completeness and accuracy of underlying data and corroborating management’s considerations of usage trends during the preceding 9 to 12 months, on a sample basis.
•
Assessing the reasonableness of management’s assumptions over expected demand for products, by comparing parts identified for substitutions when applicable and testing usage subsequent to year-end and other subsequent transactions, on a sample basis.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2011.

Milwaukee, Wisconsin

June 26, 2025

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,
	2025	2024
Assets
Cash and cash equivalents	$5,972	$5,155
Accounts receivable, net	12,845	14,022
Revenue earned but not billed	3,350	4,539
Inventories	11,392	18,246
Prepaid expenses and other current assets	1,939	2,860
Total current assets	35,498	44,822
Property and equipment, net	8,026	9,593
Goodwill	1,484	1,484
Other intangible assets, net	3,379	4,462
Other long-term assets	4,076	2,808
Total assets	$52,463	$63,169
Liabilities and Shareholders’ Equity
Accounts payable	$13,272	$18,350
Accrued expenses and other	12,728	9,440
Deferred revenue, current	491	260
Current maturities of long-term debt	353	3
Total current liabilities	26,844	28,053
Revolving credit facility	7,000	10,000
Long-term debt, less current maturities	2,971	—
Deferred revenue, long-term	337	413
Other long-term liabilities	3,427	2,161
Total liabilities	40,579	40,627
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2025 and 2024; no shares issued and outstanding at March 31, 2025 and 2024	—	—
Common stock, no par value: Shares authorized: 200,000,000 at March 31, 2025 and 2024; shares issued: 42,470,231 and 42,038,967 at March 31, 2025 and 2024; shares outstanding: 32,983,888 and 32,567,746 at March 31, 2025 and 2024	—	—
Additional paid-in capital	163,025	161,869
Treasury stock: 9,486,343 and 9,471,221 common shares at March 31, 2025 and 2024	(36,248)	(36,235)
Retained deficit	(114,893)	(103,092)
Total shareholders’ equity	11,884	22,542
Total liabilities and shareholders’ equity	$52,463	$63,169

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended March 31,
	2025	2024	2023
Product revenue	$54,368	$63,307	$57,210
Service revenue	25,352	27,274	20,173
Total revenue	79,720	90,581	77,383
Cost of product revenue	37,319	44,466	42,979
Cost of service revenue	22,165	25,204	16,893
Total cost of revenue	59,484	69,670	59,872
Gross profit	20,236	20,911	17,511
Operating expenses:
General and administrative	18,008	16,740	19,487
Impairment on Intangibles	—	456	—
Acquisition related costs	—	56	765
Sales and marketing	11,595	12,988	11,392
Research and development	1,229	1,495	1,852
Total operating expenses	30,832	31,735	33,496
Loss from operations	(10,596)	(10,824)	(15,985)
Other income (expense):
Other income	62	39	—
Interest expense	(1,026)	(752)	(339)
Amortization of debt issue costs	(206)	(95)	(73)
Interest income	7	2	34
Total other expense	(1,163)	(806)	(378)
Loss before income tax	(11,759)	(11,630)	(16,363)
Income tax expense	42	41	17,978
Net loss	$(11,801)	$(11,671)	$(34,341)
Basic net loss per share attributable to common shareholders	$(0.36)	$(0.36)	$(1.08)
Weighted-average common shares outstanding	32,829,470	32,486,240	31,703,712
Diluted net loss per share	$(0.36)	$(0.36)	$(1.08)
Weighted-average common shares and share equivalents outstanding	32,829,470	32,486,240	31,703,712

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, March 31, 2022	31,097,872	$158,419	$(36,239)	$(57,080)	$65,100
Issuance of common stock for acquisition	620,067	800	—	—	800
Issuance of stock and shares for services	12,848	22	—	—	22
Exercise of stock options for cash	26,646	54	—	—	54
Shares issued under Employee Stock Purchase Plan	2,274	—	4	—	4
Stock-based compensation	536,622	1,612	—	—	1,612
Employee tax withholdings on stock-based compensation	(921)	—	(2)	—	(2)
Net loss	—	—	—	(34,341)	(34,341)
Balance, March 31, 2023	32,295,408	160,907	(36,237)	(91,421)	33,249
Issuance of stock and shares for services	11,320	12	—	—	12
Shares issued under Employee Stock Purchase Plan	2,817	—	4	—	4
Stock-based compensation	260,555	950	—	—	950
Employee tax withholdings on stock-based compensation	(2,354)	—	(2)	—	(2)
Net loss	—	—	—	(11,671)	(11,671)
Balance, March 31, 2024	32,567,746	161,869	(36,235)	(103,092)	22,542
Shares issued under Employee Stock Purchase Plan	1,932	—	2	—	2
Stock-based compensation	431,264	1,156	—	—	1,156
Employee tax withholdings on stock-based compensation	(17,054)	—	(15)	—	(15)
Net loss	—	—	—	(11,801)	(11,801)
Balance, March 31, 2025	32,983,888	$163,025	$(36,248)	$(114,893)	$11,884

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2025	2024	2023
Operating activities
Net loss	$(11,801)	$(11,671)	$(34,341)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,344	1,410	1,369
Amortization of intangible assets	1,069	1,085	653
Stock-based compensation	1,157	950	1,612
Impairment on intangibles	—	456	—
Amortization of debt issue costs	206	95	73
Deferred income tax benefit	7	(5)	17,881
Impairment of property and equipment	20	69	—
Loss on sale of property and equipment	91	84	27
Provision for inventory reserves	552	562	628
Provision for credit losses/bad debts	378	170	65
Other	197	12	96
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	800	(464)	(586)
Revenue earned but not billed	1,189	(3,219)	1,426
Inventories	6,106	(603)	1,879
Prepaid expenses and other assets	2,324	(1,384)	2,017
Accounts payable	(5,078)	4,990	2,372
Accrued expenses and other liabilities	1,883	(2,334)	2,209
Deferred revenue, current and long-term	155	(295)	329
Net cash provided by (used in) operating activities	599	(10,092)	(2,291)
Investing activities
Cash to fund acquisitions, net of cash received	—	—	(5,600)
Purchase of property and equipment	(99)	(837)	(586)
Additions to patents and licenses	(6)	—	(9)
Proceeds from sales of property, plant and equipment	233	106	—
Net cash provided by (used in) investing activities	128	(731)	(6,195)
Financing activities
Payment of long-term debt	(206)	(15)	(15)
Proceeds from revolving credit facility	500	—	10,000
Payment of revolving credit facility	(3,500)	—	—
Proceeds from long-term debt	3,525	—	—
Payments to settle employee tax withholdings on stock-based compensation	—	(2)	(2)
Debt issue costs	(216)	—	(29)
Proceeds from employee equity exercises	(13)	3	58
Net cash provided by (used in) financing activities	90	(14)	10,012
Net increase (decrease) in cash and cash equivalents	817	(10,837)	1,526
Cash and cash equivalents at beginning of period	5,155	15,992	14,466
Cash and cash equivalents at end of period	$5,972	$5,155	$15,992
Supplemental cash flow information:
Cash paid for interest	$(962)	$(691)	$(346)
Cash paid for income taxes	$(26)	$(59)	$(87)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$2,661	$—	$—
Issuance of common stock in connection with acquisition	$—	$—	$800

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

Fair Value of Financial Instruments

Orion’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other, revolving credit facility and long-term debt. In addition, other long-term assets includes an equity investment of $0.5 million that is carried at cost less impairment, of which there has been no impairment as of March 31, 2025. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The carrying amounts of Orion’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments. Long-term debt and revolving credit facility are considered Level 2 and are reflected in the consolidated balance sheet at carrying value, which approximate fair value because the stated interest rates are similar to interest rates currently available to Orion for similar obligations.

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

Inventory

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

Incentive Plan

Orion’s human capital management and compensation committee annually approves an executive annual cash incentive program. Based upon the results for the fiscal years ended March 31, 2025, 2024, and 2023, Orion accrued approximately $0.1 million, $0.2 million and $0 million expense related to these programs, respectively.

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

If there are multiple performance obligations in a single contract, the contract’s total transaction price is allocated to each individual performance obligation based on their relative standalone selling price. A performance obligation’s standalone selling price is the price at which Orion would sell such promised good or service separately to a customer. Orion uses an observable price to determine the stand-alone selling price for separate performance obligations or an expected cost-plus margin approach when one is not available. When the expected cost-plus margin approach is used to determine the estimated stand-alone selling price it is based on average historical margins for that performance obligation in contracts with similar customers.

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

Revenue from a customer contract, which includes both the sale of Orion manufactured or sourced fixtures and the installation of such fixtures (which Orion refers to as a turnkey project), is allocated between each lighting fixture and the installation performance obligation based on relative standalone selling prices.

Revenue from turnkey projects that is allocated to the sale of the lighting fixtures is recorded at the point in time when management believes the customer obtains control of the product(s) and is reflected in Product revenue. This point in time is determined separately for each customer contract based upon the terms of the contract and the nature and extent of Orion’s control of the light fixtures during the installation. Product revenue associated with turnkey projects can be recorded (a) upon shipment or delivery, (b) subsequent to shipment or delivery and upon customer payments for the light fixtures, (c) when an individual light fixture is installed and working correctly, or (d) when the customer acknowledges that the entire installation project is substantially complete. Determining the point in time when a customer obtains control of the lighting fixtures in a turnkey project is applied separately for each individual light fixture included in a contract. In making this judgment, management considers the timing of various factors, including, but not limited to, those detailed below:

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

Income Taxes

Orion recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between financial reporting and income tax basis of assets and liabilities, measured using the enacted tax rates and laws expected to be in effect when the temporary differences reverse. Deferred income taxes also arise from the future tax benefits of operating loss and tax credit carryforwards. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the fiscal year ended March 31, 2025 and 2024, Orion recognized a valuation allowance for all of its net deferred tax assets.

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

Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period. As more fully described in Note 16 – Restricted Shares, Orion currently awards non-vested restricted stock (and in some cases, in conjunction with associated cash award accounted for as a liability) to employees, executive officers and directors.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For fiscal 2025, 2024 and 2023, no supplier accounted for more than 10% of total cost of revenue.

In fiscal 2025, one customer accounted for 24.3% of revenue. In fiscal 2024, one customer accounted for 25.2% of total revenue. In fiscal 2023, one customer accounted for 16.2% of total revenue. The revenue from this customer is recorded in Orion's lighting and maintenance segments.

As of March 31, 2025, one customer accounted for 13.0% of accounts receivable. As of March 31, 2024, two customers accounted for 17.3% and 11.7% of accounts receivable.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“NASDAQ”)

On September 20, 2024, the Company received written notice from NASDAQ that it was not in compliance with NASDAQ’s minimum bid price requirement for continued listing on NASDAQ, as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive trading days, and the Company was granted 180-calendar days, or until March 19, 2025 to regain compliance with the minimum bid price requirement. On March 19, 2025, the Company submitted a formal request to NASDAQ for an additional 180-calendar day period to regain compliance with the minimum bid price requirement and provided written notice to

NASDAQ that it intends to effectuate a reverse stock split during the additional compliance period if necessary to regain compliance with the minimum bid price requirement.

On March 20, 2025, the Company received a letter from NASDAQ notifying it that the Company was eligible for an additional 180-calendar day period, or until September 15, 2025, to regain compliance with the minimum bid price requirement. If the Company does not regain compliance by September 15, 2025, then NASDAQ will notify the Company of its determination to delist the Company’s common stock from trading on NASDAQ. Although the Company would have an opportunity to appeal the delisting determination to a hearings panel, under NASDAQ rules, the Company’s delisting from NASDAQ would be effective on or about September 16, 2025.

The Company intends to monitor the closing bid price of its common stock and likely will need to seek to effect a reverse stock split of the Company’s common stock to regain compliance with NASDAQ’s minimum bid price requirement by September 15, 2025 in order to avoid delisting. There can be no assurance that the Company will be able to regain compliance with NASDAQ’s minimum bid price requirement, even if it maintains compliance with the other NASDAQ listing requirements.

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). Orion considers the applicability and impact of all ASUs.

Recently Adopted Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Orion adopted this standard on April 1, 2024 and adoption had no impact on the financial statements, only the accompanying footnotes. See Note 17, Segment Data, for the updated segment disclosures as a result of adopting this ASU.

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

See Footnote 17 - Segment Data, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the year ended March 31, 2025, 2024, and 2023 (dollars in thousands):

	Year Ended March 31, 2025			Year Ended March 31, 2024			Year Ended March 31, 2023
	Product	Services	Total	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$39,247	$7,659	$46,906	$50,229	$10,783	$61,012	$46,500	$7,088	$53,588
Maintenance services	5,902	9,288	15,190	4,687	12,460	17,147	3,266	11,289	14,555
Electric vehicle charging	8,421	8,405	16,826	8,301	4,031	12,332	4,479	1,796	6,275
Solar energy-related revenues	17	—	17	28	—	28	—	—	—
Total revenues from contracts with customers	53,587	25,352	78,939	63,245	27,274	90,519	54,245	20,173	74,418
Revenue accounted for under other guidance (1)	781	—	781	62	—	62	2,965	—	2,965
Total revenue	$54,368	$25,352	$79,720	$63,307	$27,274	$90,581	$57,210	$20,173	$77,383

(1) Revenue accounted for under other guidance is recognized as Product revenue in the consolidated statements of operations and includes $0.7 million, $0 and $2.8 million derived from sales-type leases for light fixtures for the fiscal years ended March 31, 2025, 2024, and 2023, respectively; $0, $0.1 million, and $0.1 million derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy for the fiscal years ended March 31, 2025, 2024, and 2023, respectively; and $0.1 million derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities for the fiscal years ended March 31, 2025, 2024, and 2023.

Bill and hold revenue that had not shipped was $0.1 million and $0.8 million as of March 31, 2025 and 2024, respectively.

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

The payments associated with these transactions that are due during the twelve months subsequent to March 31, 2025 are included in Accounts receivable, net in Orion’s Consolidated Balance Sheets. The remaining amounts due that are associated with these transactions are included in Long-term accounts receivable in Orion’s Consolidated Balance Sheets. As of March 31, 2025 and 2024, there were no such transactions included in Long-term accounts receivable.

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

The total amount received from the sales of these receivables during the twelve months ended March 31, 2025, 2024, and 2023 was $1.8 million, $0 and $6.3 million, respectively. Orion’s losses on these sales aggregated to $0.1 million, $0 and $0.1 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively, and are included in Interest expense in the Consolidated Statements of Operations.

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

Deferred revenue, current as of March 31, 2025, includes $0.4 million of contract liabilities which represent consideration received from customers on which installation has not yet begun or is partially complete and Orion has not fulfilled its contractual obligations. The amount of revenues recognized in the period that were included in the opening deferred revenue balances were $0.1 million, $0.5 million, and $0 for the years ended March 31, 2025, 2024, and 2023 respectively. This revenue consists primarily of work performed on previous billings to customers. The difference between the opening and closing balances of Orion's deferred revenue primarily results from the timing of Orion's billings in relation to the performance of work.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of March 31, 2025, and March 31, 2024 (dollars in thousands):

	March 31, 2025	March 31, 2024
Accounts receivable, net	$12,845	$14,022
Revenue earned but not billed (1)	$2,908	$4,539
Deferred revenue (2)	$367	$124

(1) Within the revenue earned not billed line on the condensed consolidated balance sheet, $0.4 million in fiscal 2025 is accounted for as a sales type lease under ASC 842, and therefore has been excluded from this table since it is not considered a "contract asset", which is an asset defined by ASC 606.

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

	2025	2024
Accounts receivable, gross	$12,909	$14,094
Allowance for credit losses	(64)	(72)
Accounts receivable, net	$12,845	$14,022

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Beginning of period	$(72)	$(86)	$(8)
Reserve adjustment	14	—	(16)
Credit loss/bad debt expense	(392)	(170)	(65)
Write-off	386	184	3
End of period	$(64)	$(72)	$(86)

NOTE 5 — INVENTORIES

As of March 31, 2025 and 2024, Orion's inventory balances were as follows (dollars in thousands):

Inventories
As of March 31, 2025
Raw materials and components	$4,691
Work in process	286
Finished goods	6,415
Total	$11,392
As of March 31, 2024
Raw materials and components	$7,219
Work in process	267
Finished goods	10,760
Total	$18,246

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in cost of product revenue.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consists primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees and sales tax receivable. Prepaid expenses totaled $1.3 million as of March 31, 2025 and March 31, 2024.

Other current assets as of March 31, 2025 and March 31, 2024 consists primarily of $0.6 million and $1.6 million, respectively, of prepaid software and services.

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

Property and equipment were comprised of the following (dollars in thousands):

	March 31, 2025	March 31, 2024
Land and land improvements	$433	$433
Buildings and building improvements	9,552	9,504
Furniture, fixtures and office equipment	7,886	7,941
Leasehold improvements	493	540
Equipment leased to customers	4,997	4,997
Plant equipment	11,011	11,142
Vehicles	464	959
Gross property and equipment	34,836	35,516
Less: accumulated depreciation	(26,810)	(25,923)
Total property and equipment, net	$8,026	$9,593

Depreciation is recognized over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation expense of $1.3 million, $1.4 million and $1.4 million for the years ended March 31, 2025, 2024 and 2023, respectively.

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

Assets Orion Leases from Other Parties

On January 31, 2020, Orion entered into the current lease for its primary manufacturing and distribution facility in Manitowoc, WI. The lease has a 10-year term, with the option to terminate after six years. As of January 31, 2025, Orion did not find it reasonable to exercise the early termination of the lease, causing a triggering event which led to a reassessment of lease assets and liabilities. The lease also has an option to renew for two additional successive periods of five years each. The renewal option is not in the calculation of the right of use asset or liability. Orion is responsible for the costs of insurance and utilities for the facility. These costs are considered variable lease costs. The agreement is classified as an operating lease.

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

Additionally, we had a lease in Pewaukee, Wisconsin that was terminated early in August of the current fiscal year. The agreement was classified as an operating lease. Additional details regarding the early termination can be seen in Note 19 - Restructuring Expense and Other Related Costs.

Orion has leased other assets from third parties, principally office and production equipment. The terms of our other leases vary from contract to contract and expire at various dates in the next five years.

The weighted average discount rate for Orion’s lease obligations as of March 31, 2025 and 2024 is 6.8% and 5.3%, respectively. The weighted average remaining lease term as of March 31, 2025 and 2024 is 4.5 years and 2.1 years, respectively.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	March 31, 2025	March 31, 2024
Assets
Operating lease assets	Other long-term assets	$3,456	$1,770
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	794	990
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,829	1,121
Total lease liabilities		$3,623	$2,111

Orion had operating lease costs of $1.2 million for the year ended March 31, 2025. This includes short-term leases and variable lease costs, which are immaterial.

The estimated maturity of lease liabilities for each of the future years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2026	1,018
Fiscal 2027	886
Fiscal 2028	803
Fiscal 2029	828
Fiscal 2030	707
Total lease payments	$4,242
Less: Interest	(619)
Present value of lease liabilities	$3,623

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the year ended March 31, 2025, 2024 and 2023 (dollars in thousands):

	March 31, 2025	March 31, 2024	March 31, 2023
Product revenue	$781	$—	$2,818
Cost of product revenue	785	—	2,771

The Consolidated Balance Sheet as of March 31, 2025 includes a net investment of $0.4 million in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were not transferred to the financing institution prior to the balance sheet date. During fiscal 2025, Orion sold receivables having an aggregate face value of $2.6 million to the financing institution in exchange for cash proceeds of $2.4 million. Related servicing fees for the period were immaterial.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and were not material in the years ended March 31, 2025, 2024 and 2023. Orion has accounted for these transactions as operating leases.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Orion has $0.9 million of goodwill related to its purchase of Voltrek in the third quarter of fiscal 2023, which is assigned to the EV segment.

Orion has $0.6 million of goodwill related to its purchase of Stay-Lite Lighting during fiscal year 2022, which is assigned to the Orion maintenance segment.

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

Orion performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets and goodwill as of January 1, 2025. This qualitative assessment considered Orion’s operating results for the first nine months of fiscal 2025 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2025 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

Orion performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets as of January 1, 2024. This qualitative assessment considered Orion’s operating results for the first nine months of fiscal 2024 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2024 plan. Orion determined a triggering event existed with the acquired intangible assets from the Stay-Lite acquisition, which represents the asset group, within the maintenance segment, resulting in the need for a quantitative assessment on the definite-lived intangible assets. The Company recognized non-cash intangible impairment losses of $0.5 million in general and administrative expense in fiscal 2024 related to the acquired Stay-Lite trade name and customer list within the maintenance segment. We utilized the relief from royalty method and multi-period excess earnings method under the income approach to estimate fair value. The impairment charges are due to sustained expectations of declining revenue growth in future years and decreased margin expectations related to those acquired assets. After these impairments, the aggregate carrying amount of these intangible assets was $0.

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

The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	March 31, 2025				March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$1,895	$(1,568)	$327	8.6	$2,521	$(2,029)	$492
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	300	(150)	150	2.5	300	(90)	210
Customer relationships	5,000	(4,763)	237	0.5	5,000	(4,296)	704
Vendor relationships	2,600	(925)	1,675	4.5	2,600	(554)	2,046
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$10,753	$(8,364)	$2,389	4.9	$11,379	$(7,927)	$3,452

Indefinite-lived Intangible Assets
Trade name and trademarks	$990	$—	$990		$1,010	$—	$1,010
Total Indefinite-lived Intangible Assets	$990	$—	$990		$1,010	$—	$1,010

Total Other Intangible Assets	$11,743	$(8,364)	$3,379		$12,389	$(7,927)	$4,462

The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2026	$725
Fiscal 2027	479
Fiscal 2028	442
Fiscal 2029	405
Fiscal 2030	219
Thereafter	119
$2,389

Amortization expense is set forth in the following table (dollars in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Amortization included in cost of sales:
Patents	$171	$99	$107
Total	$171	$99	$107
Amortization included in operating expenses:
Customer relationships	$467	$525	$296
Vendor relationships	371	371	183
Tradename	60	90	67
Total	898	986	546
Total amortization of intangible assets	$1,069	$1,085	$653

Orion’s management periodically reviews the carrying value of patent applications and related costs. When a patent application is probable of being unsuccessful or a patent is no longer in use, Orion writes off the remaining carrying value as a charge to general and administrative expense within its Consolidated Statements of Operations. In fiscal years 2025, 2024, and 2023, write-offs were immaterial.

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of March 31, 2025 and March 31, 2024, Accrued expenses and other included the following (dollars in thousands):

	March 31, 2025	March 31, 2024
Accrued acquisition earn-out	$3,263	$875
Other accruals	2,180	1,854
Compensation and benefits	2,424	2,255
Credits due to customers	1,581	1,167
Accrued project costs	2,283	2,366
Warranty	449	552
Sales tax	273	219
Legal and professional fees	177	46
Sales returns reserve	98	106
Total	$12,728	$9,440

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	March 31,
	2025	2024	2023
Beginning of year	$725	$646	$860
Accruals	350	473	382
Warranty claims (net of vendor reimbursements)	(436)	(394)	(596)
Ending balance	$639	$725	$646

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider (the "Voltrek Acquisition"). The Voltrek Acquisition agreement provided that, depending upon the relative EBITDA growth of Voltrek's business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and have been expensed over the course of the earn-out periods to the extent they were earned. As of March 31, 2025, Orion has recorded $3.3 million to accrued acquisition earn-out that remains unpaid.

NOTE 11 — NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net (loss) income per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net (loss) income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. Net (loss) income per common share is calculated based upon the following shares:

	Fiscal Year Ended March 31,
	2025	2024	2023
Numerator:
Net (loss) income (dollars in thousands)	$(11,801)	$(11,671)	$(34,341)
Denominator:
Weighted-average common shares outstanding	32,829,470	32,486,240	31,703,712
Weighted-average effect of assumed conversion of stock options and restricted stock	—	—	—
Weighted-average common shares and share equivalents outstanding	32,829,470	32,486,240	31,703,712
Net (loss) income per common share:
Basic	$(0.36)	$(0.36)	$(1.08)
Diluted	$(0.36)	$(0.36)	$(1.08)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net (loss) income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	March 31,
	2025	2024	2023
Time-Based Restricted Shares	1,331,594	1,014,104	612,819
Performance-Based Restricted Shares	1,529,936	708,377	130,635
Total	2,861,530	1,722,481	743,454

NOTE 12 — LONG-TERM DEBT

Long-term debt including the revolving credit facility as of March 31, 2025 and 2024 consisted of the following (dollars in thousands):

	March 31,
	2025	2024
Revolving credit facility	$7,000	$10,000
Term loan	$3,324	$—
Equipment debt obligations	—	3
Total long-term debt	10,324	10,003
Less current maturities	(353)	(3)
Long-term debt, less current maturities	$9,971	$10,000

Revolving Credit Agreement

On December 29, 2020, Orion entered into a Loan and Security Agreement with Bank of America, N.A., as lender (the “Credit Agreement”). The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2025, the borrowing base of the Credit Facility supports $15.0 million of availability, with $8.0 million remaining availability subject to a $1 million availability block, net of $7.0 million borrowed.

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

The Credit Agreement includes a springing minimum fixed cost coverage ratio of 1.0 to 1.0 when excess availability under the Credit Facility falls below $4.0 million of the committed facility. Currently, the required springing minimum fixed cost coverage ratio is not required.

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

As of March 31, 2025, Orion was in compliance with all debt covenants.

Aggregate Maturities

As of March 31, 2025, aggregate maturities of long-term debt, including the revolving credit facility were as follows (dollars in thousands):

Fiscal 2026	$353
Fiscal 2027	353
Fiscal 2028	9,618
$10,324

NOTE 13 — INCOME TAXES

The total provision (benefit) for income taxes consists of the following for the fiscal years ended (dollars in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Current	$35	$46	$97
Deferred	7	(5)	17,881
Total	$42	$41	$17,978

	2025	2024	2023
Federal, Current	$—	$—	$—
Federal, Deferred	2	(1)	14,557
Total Federal	$2	(1)	14,557
State, Current	35	46	97
State, Deferred	5	(4)	3,324
Total State	$40	42	3,421
Total	$42	$41	$17,978

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net	4.1%	3.2%	4.0%
State tax credits, net	(0.2)%	(0.2)%	(1.9)%
Federal tax credit	(0.5)%	(0.4)%	—%
Change in valuation reserve	(23.7)%	(22.7)%	(131.3)%
Permanent items	(0.9)%	(0.8)%	(1.0)%
Change in tax contingency reserve	(0.1)%	(0.1)%	(0.1)%
Equity compensation cancellations	—	(0.2)%	(0.1)%
State return to provision	0.1%	0.1%	(0.9)%
Other, net	(0.2)%	(0.3)%	0.4%
Effective income tax rate	(0.4)%	(0.4)%	(109.9)%

The net deferred tax assets reported in the accompanying consolidated financial statements include the following components (dollars in thousands):

	March 31,
	2025	2024
Deferred tax assets:
Inventory, accruals and reserves	742	737
Interest deduction carry-forward	495	248
Federal and state operating loss carry-forwards	22,332	20,515
Tax credit carry-forwards	1,367	1,459
Equity compensation	272	200
Deferred revenue	19	21
Lease liability	922	527
Intangible assets	1,871	1,296
Other	1,206	1,164
Total deferred tax assets	29,226	26,167
Valuation allowance	(28,149)	(25,367)
Deferred tax assets, net of valuation allowance	1,077	800

Deferred tax liabilities:
Lease ROU asset	(880)	(442)
Fixed assets	(276)	(430)
Total deferred tax liabilities	(1,156)	(872)

Total net deferred tax (liabilities) assets	$(79)	$(72)

For fiscal year ended March 31, 2025, Orion’s deferred tax assets were primarily the result of U.S. NOL and tax credit carryforwards. Orion recorded a valuation allowance of $28.1 million and $25.4 million against its net deferred tax asset balance as of March 31, 2025 and March 31, 2024, respectively, due to the uncertainty of its realization value in the future. For fiscal years ended March 31, 2025 and March 31, 2024, the valuation allowance against Orion’s deferred tax assets increased by $2.7 million, primarily due to the current and prior year book losses.

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

As of March 31, 2025, Orion has federal NOL carryforwards of approximately $85.4 million, state NOL carryforwards of approximately $76.1 million, and foreign NOL carryforwards of approximately $0.7 million. Orion also had federal tax credit carryforwards of approximately $1.2 million and state tax credits of $0.2 million. All of Orion’s tax credit carryforwards and $126.0 million of its NOL carryforwards will begin to expire in varying amounts between 2025 and 2045. The remaining $36.2 million of its federal and state NOL carryforwards are not subject to time restrictions but may only be used to offset 80% of adjusted taxable income. Orion believes it is more likely than not that the benefit from its state credit carryforwards, foreign NOL carryforwards, federal credit carryforwards, and state loss carryforwards will not be realized. In recognition of this risk, Orion has provided a net valuation allowance of $28.1 million on the deferred tax assets related to these carryforwards.

Generally, a change of more than 50% in the ownership of Orion's stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, Orion's ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for Orion. There was no limitation of NOL carryforwards that occurred for fiscal 2025, fiscal 2024, or fiscal 2023.

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

Uncertain tax positions

As of March 31, 2025, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would affect Orion’s effective tax rate if recognized.

Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest are included in the unrecognized tax benefits. Accrued interest and penalties for such unrecognized tax benefits as of March 31, 2025 and 2024 were $0.1 million. Orion had the following unrecognized tax benefit activity (dollars in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Unrecognized tax benefits as of beginning of fiscal year	$237	$225	$215
Additions based on tax positions related to the current period positions	1	1	1
Additions for tax positions of prior years	10	11	9
Unrecognized tax benefits as of end of fiscal year	$248	$237	$225

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Orion enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand. As of March 31, 2025, Orion had entered into $3.6 million of purchase commitments related primarily to inventory purchases. Orion expects the purchase commitments to be fulfilled during fiscal 2026.

Retirement Savings Plan

Orion sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary contributions by Orion. In fiscal 2025, 2024 and 2023, Orion made matching contributions of approximately $0.1 million, $0.2 million, and $0.2 million, respectively.

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock, having an aggregate offering price of up to $50 million from time to time through or to the Agent, acting as sales agent or principal. In March 2025, the ATM was terminated.

NOTE 16 — RESTRICTED SHARES

At Orion’s 2023 annual meeting of shareholders, Orion’s shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the “Amended 2016 Plan”). Approval of the Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 3,500,000 shares to 6,000,000 shares (an increase of 2,500,000 shares). As of March 31, 2025, the number of shares available for grant under the Amended 2016 Plan was 219,782.

The Amended 2016 Plan authorizes grants of equity-based and incentive cash awards to eligible participants designated by the Plan's administrator. Awards under the Amended 2016 Plan may consist of stock options, stock appreciation rights, performance shares, performance units, common stock, restricted stock, restricted stock units, incentive awards or dividend equivalent units.

Prior to the Amended 2016 Plan, the Company maintained its 2004 Stock and Incentive Awards Plan, as amended, which authorized the grant of cash and equity awards to employees (the “2004 Plan”). No new awards are being granted under the 2004 Plan; and no awards granted under the 2004 Plan remain outstanding. Forfeited awards originally issued under the 2004 Plan are canceled and are not available for subsequent issuance under the 2004 Plan or under the Amended 2016 Plan.

Certain non-employee directors have from time to time elected to receive stock awards in lieu of cash compensation pursuant to elections made under Orion’s non-employee director compensation program. The Amended 2016 Plan also permits accelerated vesting in the event of certain changes of control of Orion as well as under other special circumstances.

Orion historically granted stock options and restricted stock under the 2004 Plan. Orion did not issue stock options from fiscal 2015 through fiscal 2025 and instead has issued restricted stock.

Orion accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period. Orion recognizes forfeitures as they occur.

Orion added performance conditions to a portion of the annual long-term incentive grants for Orion's executive compensation program. The performance-vesting restricted stock will vest to the extent Orion achieves revenue growth targets over a three-year period. Orion recognizes performance-vesting restricted stock expense ratably over the requisite service period based on the likelihood of meeting the performance conditions. As of March 31, 2025, 2024, and 2023 Orion recognized $0.0 million, $0.3 million, and $0.0 million in stock-based compensation expense for performance-vesting restricted stock, respectively.

The following amounts of stock-based compensation expense for restricted shares were recorded (dollars in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Cost of product revenue	$7	$5	$4
General and administrative (1)	1,111	923	1,596
Sales and marketing	31	17	8
Research and development	8	5	4
	$1,157	$950	$1,612

(1) As discussed in Note 20 - Subsequent Event, the termination of Michael Jenkins on April 14, 2025, led to the acceleration of approximately $251 thousand in relation to approximately 322 thousand restricted shares. Mr. Jenkins forfeited approximately 646 thousand performance shares and approximately 78 thousand shares of restricted stock in connection with his termination. The expense was recognized as of March 31, 2025 as it was determined estimable. The shares were accelerated and forfeited as of the termination date, April 14, 2025.

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2024	1,014,104	$1.87	708,377	$1.66
Shares issued	785,322	$1.05	821,559	$1.09
Shares vested	(430,164)	$2.20	—	—
Shares forfeited	(37,668)	$0.99	—	—
Shares outstanding at March 31, 2025	1,331,594	$1.30	1,529,936	$1.43
Per share price on grant date	$0.74 - 1.09		$1.09

During fiscal 2025, Orion recognized $1.2 million of stock-based compensation expense related to restricted shares.

As of March 31, 2025, 2024 and 2023, the weighted average grant-date fair value of restricted shares granted was $1.07, $1.42 and $2.16, respectively. The total fair value of shares vested during fiscal years ended March 31, 2025, 2024 and 2023 are $0.9 million, $0.8 million and $1.0 million, respectively.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2025 is expected to be recognized as follows (dollars in thousands):

Fiscal 2026	$790
Fiscal 2027	511
Fiscal 2028	89
Total	$1,390
Remaining weighted average expected years	0.9

NOTE 17 — SEGMENT DATA

Orion evaluates and reports its business using three segments: Orion lighting segment, Orion maintenance segment and Orion electric vehicle charging segment. Orion configured its fiscal 2025 budget in order to compare actual performance to plan performance for these segments. Orion's CODM is the chief executive officer. The Company's CODM focuses primarily on each segment's ability to generate sufficient revenues and manage cost of services along with operating expenses. As such, the CODM measures operating performance at the segment level based on operating income or loss, including evaluation of budget to actual variances. Reportable segments are components of an entity that have separate financial data that the CODM regularly reviews when allocating resources and assessing performance.

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

For the Year Ended March 31, 2025
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate & Other	Total
Product revenue	$40,045	$5,902	$8,421	$—	$54,368
Service revenue	7,659	9,288	8,405	—	25,352
Total revenue	47,704	15,190	16,826	—	79,720
Cost of Sales - Product	28,664	3,215	5,440	—	37,319
Cost of Sales - Service	6,332	9,207	6,626	—	22,165
Total cost of sales	34,996	12,422	12,066	—	59,484
Gross profit	12,708	2,768	4,760	—	20,236
Operating Expenses:
General and Administrative	6,083	3,075	5,423	3,427	18,008
Sales and Marketing	8,800	685	1,578	532	11,595
Research and Development	588	196	115	330	1,229
Total operating expenses	15,471	3,956	7,116	4,289	30,832
Operating loss	(2,763)	(1,188)	(2,356)	(4,289)	(10,596)
Other Income (Expense):
Other income					62
Dividend and Interest Income					7
Interest Expense					(1,026)
Amortization of Debt Issuance Cost					(206)
Loss on Debt Extinguishment					—
Other income (expense)					(1,163)
Earnings before tax					$(11,759)

For the Year Ended March 31, 2024
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate & Other	Total
Product revenue	$50,319	$4,687	$8,301	$—	$63,307
Service revenue	10,783	12,460	4,031	—	27,274
Total revenue	61,102	17,147	12,332	—	90,581
Cost of Sales - Product	36,490	2,339	5,637	-	44,466
Cost of Sales - Service	7,800	14,060	3,344	—	25,204
Total cost of sales	44,290	16,399	8,981	—	69,670
Gross profit	16,812	748	3,351	—	20,911
Operating Expenses:
General and Administrative	6,516	4,517	3,649	2,058	16,740
Impairment of assets	—	456	—	—	456
Sales and Marketing	10,813	928	1,146	101	12,988
Research and Development	809	359	102	225	1,495
Acquisition-Related	21	11	17	7	56
Total operating expenses	18,159	6,271	4,914	2,391	31,735
Operating loss	(1,347)	(5,523)	(1,563)	(2,391)	(10,824)
Other Income (Expense):
Other income					39
Dividend and Interest Income					2
Interest Expense					(752)
Amortization of Debt Issuance Cost					(95)
Loss on Debt Extinguishment					—
Other income (expense)					(806)
Earnings before tax					$(11,630)

For the Year Ended March 31, 2023
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate & Other	Total
Product revenue	$49,465	$3,266	$4,479	$—	$57,210
Service revenue	7,088	11,289	1,796	—	20,173
Total revenue	56,553	14,555	6,275	—	77,383
Cost of Sales - Product	37,897	1,850	3,232	—	42,979
Cost of Sales - Service	4,955	10,325	1,613	—	16,893
Total cost of sales	42,852	12,175	4,845	—	59,872
Gross profit	13,701	2,380	1,430	—	17,511
Operating Expenses:
General and Administrative	7,325	3,667	4,852	3,644	19,488
Sales and Marketing	9,990	665	634	103	11,392
Research and Development	1,028	299	66	459	1,852
Acquisition-Related	508	(30)	36	250	764
Total operating expenses	18,851	4,601	5,588	4,456	33,496
Operating income (loss)	(5,150)	(2,221)	(4,158)	(4,456)	(15,985)
Other Income (Expense):
Dividend and Interest Income					34
Interest Expense					(339)
Amortization of Debt Issuance Cost					(73)
Loss on Debt Extinguishment					—
Other income (expense)					(378)
Earnings before tax					(16,363)

	Depreciation and Amortization			Capital Expenditures
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2025	2024	2023	2025	2024	2023
Segments:
Lighting Segment	$868	$747	$1,094	$26	$92	$71
Maintenance Segment	386	453	317	2	535	194
EV Segment	1,083	979	465	2	56	5
Corporate and Other	281	411	219	69	154	316
	$2,618	$2,590	$2,095	$99	$837	$586

	Total Assets
(dollars in thousands)	March 31, 2025	March 31, 2024
Segments:
Lighting Segment	$20,646	$25,911
Maintenance Segment	4,384	8,827
EV Segment	11,963	15,291
Corporate and Other	15,470	13,140
	$52,463	$63,169

Orion’s lighting segment revenue outside the United States in Germany was $1.8 million, $6.4 million and $0.2 in for the fiscal years ended March 31, 2025, 2024 and 2023, respectively. All other revenues are generated from the United States. Orion attributes revenues from external customers to individual countries based on the geographic location in which the work is performed. Orion has no long-lived assets outside the United States.

NOTE 18 — ACQUISITION

Acquisition of Voltrek

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider for a purchase price of $5.0 million in cash and $1.0 million of shares of common stock of Orion, subject to normal and customary closing adjustments of $0.9 million (the “Voltrek Acquisition”). In addition, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and will be expensed over the course of the earn-out periods to the extent they are earned. As of March 31, 2025, Orion paid $3.0 million related to the fiscal 2023 earn-out opportunity and recorded $3.3 million to accrued expenses for the fiscal 2024, 2025, and cumulative earn-out opportunities. The Voltrek Acquisition was funded with cash and Orion shares. Voltrek operates as Voltrek, an Orion Energy Systems business. The Voltrek Acquisition leverages Orion’s project management and maintenance expertise into a rapidly growing sector.

Orion accounted for the Voltrek Acquisition as a business combination. Orion preliminarily allocated the purchase price of approximately $6.9 million to the assets acquired and liabilities assumed at estimated fair values, and the excess of the purchase price over the aggregate fair values is recorded as goodwill. The purchase price and closing adjustments were paid in cash and 620,067 shares of common stock with a total fair market value of $1.0 million, which was recorded in the opening balance sheet at fair value of $0.8 million, the discount on which is due to lock-up requirements on the shares.

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

Transaction costs related to the Voltrek Acquisition are recorded in acquisition related costs in the Consolidated Statements of Operations. Transaction costs totaled $0.1 million in the twelve months ending March 31, 2024 and $0.8 million in the twelve months ended March 31, 2023.

NOTE 19 - RESTRUCTURING EXPENSE AND OTHER RELATED COSTS

As part of Orion's restructuring effort, a further reduction in workforce was completed in the fourth quarter of fiscal 2025. Total severance expense for fiscal 2025 was approximately $595 thousand. In addition, an inventory write-off of approximately $197 thousand was recognized in the first quarter of fiscal 2025 for inventory related to a customer Orion no longer does business with due to the restructuring, along with a lease breakage fee of $125 thousand that occurred in the second quarter of fiscal 2025 due to the closing of the Pewaukee office. Orion's restructuring expense and other related costs for the 12 months ended March 31 2025, 2024 and 2023 are reflected within its consolidated statement of operations as follows (dollars in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Cost of product revenue	$295	$26	$—
Cost of service revenue	176	48	—
General and administrative	442	28	—
Sales and marketing	26	21	—
Research and development	109	—	—
	$1,048	$123	$—

Total restructuring expense and other related costs by segment was recorded as follows (dollars in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Segments:
Lighting	$246	$52	$—
Maintenance	720	48	—
EV	14	—	—
Corporate and Other	68	23	—
	$1,048	$123	$—

NOTE 20 — SUBSEQUENT EVENT

Replacement of our CEO

On April 14, 2025, Michael Jenkins’ employment as the Chief Executive Officer was terminated by Orion with the Board appointing Sally A. Washlow as Orion’s new Chief Executive Officer, effective as of Mr. Jenkins’ termination date.

As a result of the termination Mr. Jenkins will receive approximately $633 thousand in severance and the acceleration of approximately 322 thousand restricted stock awards. Mr. Jenkins forfeited approximately 646 thousand performance shares along with approximately $170 thousand in tandem cash awards. Additionally, Mr. Jenkins forfeited restricted stock awards not vesting within two years from the termination date, which was a forfeiture of approximately 78 thousand shares. All expenses were recognized as of March 31, 2025 as they were estimable as of that date. The acceleration and forfeiture of shares were recognized as of the termination date, April 14, 2025.

On April 14, 2025, we entered into an Executive Employment and Severance Agreement with Ms. Washlow (the “Employment Agreement”). The Employment Agreement provides Ms. Washlow with the following compensation arrangements: (i) an annual base salary of $382,500, provided that if our other named executive officers’ base salaries are returned to their pre-reduction levels, then Ms. Washlow’s base salary will also be similarly adjusted up to $425,000; (ii) a target annual bonus of 100% (threshold 80% and maximum of 200%) of her base salary upon our relative achievement of executive incentive plan performance targets for each fiscal year; (iii) a special bonus of $100,000 if we achieve a stretch goal of $100 million in revenue for fiscal 2026; (iv) a cash signing bonus of $500,000, approximately $300,000 of was required to be used by Ms. Washlow to purchase shares of our common stock directly from us; (v) a pre-change of control severance multiplier of 1.5x and a post-change of control severance multiplier of 2.0x; (vi) on the 15th trading day after the Company announces its fiscal 2025 financial results, an initial equity grant consisting of a non-qualified stock option exercisable for a total of 500,000 shares of our common stock; and (vii) certain other benefits and perquisites. On May 29, 2025, our board and Ms. Washlow mutually agreed to defer Ms. Washlow’s cash signing bonus and related direct purchase of common stock for up to one year, with the timing of such cash signing bonus and related direct purchase of our common stock to be reviewed quarterly and mutually agreed upon by the compensation committee and Ms. Washlow.

Voltrek Earn-Out

On June 23, 2025, Orion entered into a binding term sheet (the “Term Sheet”) with Final Frontier, LLC (“Final Frontier”) and its owner, the prior owners of Voltrek, with respect to its remaining earn-out obligations owed to Final Frontier pursuant to our October 5, 2022 acquisition of Voltrek. Pursuant to the Term Sheet, on August 1, 2025, Orion will pay Final Frontier $875,000 in full and final payment of its fiscal 2024 Voltrek acquisition earn-out obligations. Orion also agreed with Final Frontier to submit the final determination of our fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earn-out obligations to binding arbitration if not otherwise mutually agreed by the parties. Orion agreed to pay to Final Frontier the finally determined remaining earn-out amount as follows: (i)

$1.0 million in common stock issuable 14 trading days after Orion’s fiscal 2025 earnings announcement and (ii) the remaining amount pursuant to an anticipated senior subordinated second lien note maturing on July 15, 2027 (the “Senior Subordinated Note”). Orion agreed to pay monthly principal payments to Final Frontier on the anticipated Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through maturity. Orion will also pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025. Orion has the right to pay up to 20% of the remaining outstanding earn-out amount at maturity in shares of its common stock. The anticipated Senior Subordinated Note will be subordinated to Orion’s senior credit facilities with Bank of America and will be secured by a second lien on all of Orion’s assets. Orion and Final Frontier agreed to use their respective commercially reasonable best efforts to agree to final documentation further reflecting the terms and conditions set forth in the Term Sheet within 30 days of entering into the Term Sheet.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2025, pursuant to Exchange Act Rule 13a-15(b) and 15d-15. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a level of reasonable assurance as of March 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of March 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Voluntary Director Resignations and Re-Appointments to Rebalance Board Classes

To assist the Board in rebalancing the classes of directors on the Board so that each class will be nearly as equal as possible, on June 23, 2025, each of Richard Shapiro and Heather Wishart-Smith agreed to resign as a Class II director (with a term originally expiring at the Company’s 2027 annual meeting of shareholders) and the Board immediately appointed each of Richard Shapiro and Heather Wishart-Smith as a Class I director (with a term expiring at the Company’s 2026 annual meeting of shareholders). The resignation of each of Mr. Shapiro and Ms. Wishart-Smith as a Class II director was effected solely in connection with the rebalancing of the Board classes and not due to any disagreement with respect to the Company’s operations, policies or practices.

After the rebalancing, each of Richard Shapiro and Heather Wishart-Smith will serve as a Class I director (with a term expiring at the Company’s 2026 annual meeting of shareholders), Ellen Richstone will serve as a Class II director (with a term expiring at the Company’s 2027 annual meeting of shareholders) and each of Anthony Otten and Sally Washlow will serve as a Class III director (with a term expiring at the Company’s 2025 annual meeting of shareholders).

Entry into Term Sheet

On June 23, 2025, we entered into the Term Sheet, with respect to our remaining earn-out obligations owed to Final Frontier pursuant to our October 5, 2022 acquisition of Voltrek. Pursuant to the Term Sheet, on August 1, 2025, we will pay Final Frontier $875,000 in full and final payment of our fiscal 2024 Voltrek acquisition earn-out obligations. We also agreed with Final Frontier to submit the final determination of our fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earn-out obligations to binding arbitration if not otherwise mutually agreed by the parties. We agreed to pay to Final Frontier the finally determined remaining earn-out amount as follows: (i) $1.0 million in our common stock issuable 14 trading days after our fiscal 2025 earnings announcement and (ii) the remaining amount pursuant to the anticipated Senior Subordinated Note. We agreed to pay monthly principal payments to Final Frontier on the Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through maturity. We will also pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025. We have the right to pay up to 20% of the remaining outstanding earn-out amount at maturity in shares of our common stock. The Senior Subordinated Note will be subordinated to our senior credit facilities with Bank of America and will be secured by a second lien on all of our assets. We and Final Frontier agreed to use our respective commercially reasonable best efforts to agree to final documentation further reflecting the terms and conditions set forth in the Term Sheet within 30 days of entering into the Term Sheet.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

See Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Securities, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans. The additional information required by this item is incorporated by reference to our Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

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

10.3

Amendment No. 2 to Loan and Security Agreement, dated effective as of April 22, 2024, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 24, 2024, is hereby incorporated by reference

10.4

Amendment No. 3 to Loan and Security Agreement, dated effective as of October 30, 2024, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, file as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 31, 2024, is hereby incorporated by reference.

10.5	Term Sheet, dated June 23, 2025, by and between Orion Energy Systems, Inc., Final Frontier, LLC and Kathleen Connors.+

10.6	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.7	Amendment to Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed September 9, 2011 as Appendix A to the Registrant’s definitive proxy statement is hereby incorporated by reference.*

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

10.11

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

10.16

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

10.19

Amended Executive Employment and Severance Agreement, effective as of November 10, 2022, by and between Orion Energy Systems, Inc. and Michael H. Jenkins, filed as Exhibit 10.2 to the Registrant's Form 8-K filed on August 3, 2022, is hereby incorporated by reference.*

10.20

Executive Employment and Severance Agreement, dated April 14, 2025, by and between Orion Energy Systems, Inc. and Sally A. Washlow, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on April 14, 2025, is hereby incorporated by reference.*

10.21

Mutual Termination and Severance Agreement and Complete and Permanent Mutual Release of All Claims, dated as of May 5, 2025, but effective as of April 14, 2025, by and between Orion Energy Systems, Inc. and Michael H. Jenkins, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on May 5, 2025, is hereby incorporated by reference.*

10.22

Form of Executive Performance Share Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.19 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference.*

10.23

Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.20 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.24

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.21 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.25

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.22 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *+

10.26

Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.23 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. * +

10.27

Form of Executive Tandem Performance Share and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023, filed as Exhibit 10.24 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.28

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023, filed as Exhibit 10.25 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.29

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023, filed as Exhibit 10.26 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.30	Form of Option Award Agreement by and between Orion Energy Systems, Inc. and Sally A. Washlow.*+

10.31	Form of Executive Option Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan.*+

10.32	Form of Option Award Agreement.*+

10.33	Form of Restricted Stock Award Agreement.*+

19.1	Insider Trading Policy.+

21.1	Subsidiaries of Orion Energy Systems, Inc.+

23.1	Consent of Independent Registered Public Accounting Firm. +

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

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

101.SCH Inline XBRL Taxonomy extension schema document+

101.CAL Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF Inline XBRL Taxonomy extension definition linkbase document+

101.LAB Inline XBRL Taxonomy extension label linkbase document+

101.PRE Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, has been formatted in Inline XBRL

Documents incorporated by reference by Orion Energy Systems, Inc. are filed with the Securities and Exchange Commission under File No. 001-33887.

* Management contract or compensatory plan or arrangement.

+ Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2025.

ORION ENERGY SYSTEMS, INC.

By:	/s/ Sally A. Washlow
Sally A. Washlow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 26, 2025.

Signature	Title

/s/ Sally A. Washlow	Chief Executive Officer and Director (Principal
Sally A. Washlow	Executive Officer)

/s/ J. Per Brodin	Chief Financial Officer, Executive Vice President, Chief Accounting Officer and
J. Per Brodin	Treasurer (Principal Financial Officer)

/s/ Anthony L. Otten	Board Chair
Anthony L. Otten

/s/ Heather L. Wishart-Smith	Director
Heather L. Wishart-Smith

/s/ Ellen B. Richstone	Director
Ellen B. Richstone

/s/ Richard A. Shapiro	Director
Richard A. Shapiro