Form 10-Q
period 2025-06-30
ORION ENERGY SYSTEMS, INC.
filed 2025-08-06
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

There were 35,202,709 shares of the Registrant’s common stock outstanding on August 5, 2025.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$3,564	$5,972
Accounts receivable, net	13,527	12,845
Revenue earned but not billed	3,477	3,350
Inventories, net	10,301	11,392
Prepaid expenses and other current assets	1,798	1,939
Total current assets	32,667	35,498
Property and equipment, net	7,833	8,026
Goodwill	1,484	1,484
Other intangible assets, net	3,139	3,379
Other long-term assets	3,894	4,076
Total assets	$49,017	$52,463
Liabilities and Shareholders’ Equity
Accounts payable	$12,587	$13,272
Accrued expenses and other	13,172	12,728
Deferred revenue, current	441	491
Current maturities of long-term debt	353	353
Total current liabilities	26,553	26,844
Revolving credit facility	5,250	7,000
Long-term debt, less current maturities	2,883	2,971
Deferred revenue, long-term	319	337
Other long-term liabilities	3,206	3,427
Total liabilities	38,211	40,579
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2025 and March 31, 2025; no shares issued and outstanding at June 30, 2025 and March 31, 2025	—	—
Common stock, no par value: Shares authorized: 200,000,000 at June 30, 2025 and March 31, 2025; shares issued: 43,039,975 at June 30, 2025 and 42,470,231 at March 31, 2025; shares outstanding: 33,553,632 at June 30, 2025 and 32,983,888 at March 31, 2025	—	—
Additional paid-in capital	163,191	163,025
Treasury stock, common shares: 9,486,093 at June 30, 2025 and 9,486,343 at March 31, 2025	(36,248)	(36,248)
Accumulated deficit	(116,137)	(114,893)
Total shareholders’ equity	10,806	11,884
Total liabilities and shareholders’ equity	$49,017	$52,463

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2025	2024
Product revenue	$13,512	$12,767
Service revenue	6,063	7,139
Total revenue	19,575	19,906
Cost of product revenue	8,822	8,541
Cost of service revenue	4,852	7,066
Total cost of revenue	13,674	15,607
Gross profit	5,901	4,299
Operating expenses:
General and administrative	4,290	4,530
Sales and marketing	2,416	2,937
Research and development	208	264
Total operating expenses	6,914	7,731
Loss from operations	(1,013)	(3,432)
Other income (expense):
Interest expense	(169)	(262)
Amortization of debt issue costs	(51)	(58)
Royalty income	2	15
Total other expense	(218)	(305)
Loss before income tax	(1,231)	(3,737)
Income tax expense	13	21
Net loss	$(1,244)	$(3,758)
Basic net loss per share	$(0.04)	$(0.12)
Weighted-average common shares outstanding	33,315,237	32,610,604
Diluted net loss per share	$(0.04)	$(0.12)
Weighted-average common shares and share equivalents outstanding	33,315,237	32,610,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2025	32,983,888	$163,025	$(36,248)	$(114,893)	$11,884
Shares issued under Employee Stock Purchase Plan	250	—	—	—	—
Stock-based compensation	569,494	166	—	—	166
Net loss	—	—	—	(1,244)	(1,244)
Balance, June 30, 2025	33,553,632	$163,191	$(36,248)	$(116,137)	$10,806

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2024	32,567,746	$161,869	$(36,235)	$(103,092)	$22,542
Shares issued under Employee Stock Purchase Plan	459	—	1	—	1
Stock-based compensation	175,204	294	—	—	294
Net loss	—	—	—	(3,758)	(3,758)
Balance, June 30, 2024	32,743,409	$162,163	$(36,234)	$(106,850)	$19,079

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(1,244)	$(3,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	244	348
Amortization of intangible assets	240	248
Stock-based compensation	166	294
Amortization of debt issue costs	51	58
Gain on sale of property and equipment	—	(6)
Provision for inventory reserves	26	33
Provision for credit losses	10	40
Other	(1)	196
Changes in operating assets and liabilities:
Accounts receivable	(692)	1,507
Revenue earned but not billed	(127)	(301)
Inventories	1,065	2,156
Prepaid expenses and other assets	271	(304)
Accounts payable	(682)	(3,929)
Accrued expenses and other	227	490
Deferred revenue, current and long-term	(69)	(34)
Net cash used in operating activities	(515)	(2,962)
Investing activities
Purchases of property and equipment	(55)	(24)
Net cash used in investing activities	(55)	(24)
Financing activities
Payment of long-term debt	(88)	(3)
Proceeds from long-term debt	—	3,525
Payments of revolving credit facility	(1,750)	—
Proceeds from employee equity exercises	—	1
Net cash (used in) provided by financing activities	(1,838)	3,523
Net (decrease) increase in cash and cash equivalents	(2,408)	537
Cash and cash equivalents at beginning of period	5,972	5,155
Cash and cash equivalents at end of period	$3,564	$5,692

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Orion Energy Systems, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2026 or other interim periods.

The Condensed Consolidated Balance Sheet as of March 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC on June 26, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of management estimates include revenue recognition, net realizable value of inventory, allowance for credit losses, accruals for warranty and loss contingencies, earn-out, income taxes, impairment analyses, and certain equity transactions. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Orion's cash is primarily deposited with one financial institution. At times, deposits in this institution exceeds the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three months ended June 30, 2025, no suppliers accounted for more than 10% of total cost of revenue. For the three months ended June 30, 2024, one supplier accounted for 14.0% of total cost of revenue.

For the three months ended June 30, 2025, one customer accounted for 30.2% of total revenue. For the three months ended June 30, 2024, one customer accounted for 21.1% of total revenue.

As of June 30, 2025, one customer accounted for 21.6% and another customer accounted for 12.4% of accounts receivable. As of March 31, 2025, one customer accounted for 13.0% of accounts receivable.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“NASDAQ”)

On September 20, 2024, Orion received written notice from NASDAQ that it was not in compliance with NASDAQ's minimum bid price requirement for continued listing on NASDAQ, as the closing bid price of Orion's common stock had been below $1.00 per share for 30 consecutive trading days, and Orion was granted 180-calendar days, or until March 19, 2025 to regain compliance with the minimum bid price requirement. On March 19, 2025, Orion submitted a formal request to NASDAQ for an additional 180-calendar day period to regain compliance with the minimum bid price requirement and provided written notice to NASDAQ that it intends to effectuate a reverse stock split during the additional compliance period if necessary to regain compliance with the minimum bid price requirement.

On March 20, 2025, Orion received a letter from NASDAQ granting Orion the additional period, through September 15, 2025, to regain compliance with the minimum bid price requirement. If Orion does not regain compliance by September 15, 2025, then NASDAQ will notify Orion of its determination to delist the Company's common stock from trading on NASDAQ. Although Orion would have an opportunity to appeal the delisting determination to a hearings panel, under NASDAQ rules, Orion's delisting from NASDAQ would be effective on or about September 16, 2025.

Orion intends to monitor the closing bid price of its common stock and likely will need to seek to effect a reverse stock split of the Company's common stock to regain compliance with NASDAQ's minimum bid price requirement by September 15, 2025 in order to avoid delisting. Orion is seeking shareholder approval at its 2025 annual shareholder meeting to authorize the Board of Directors to implement a reverse stock split with a ratio of between 1-for-2 and 1-for-100. There can be no assurance that the Company will be able to regain compliance with NASDAQ's minimum bid price requirement, even if it maintains compliance with the other NASDAQ listing requirements.

Recent Accounting Pronouncements

Issued: Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which modifies the disclosure and presentation requirements relating to expenses shown on the income statement. The amendments in the update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1 . Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities. 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expense and, in annual reporting periods, an entity's definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

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

NOTE 3 — REVENUE

Orion generates revenue primarily by selling commercial lighting fixtures and components, installing these fixtures in its customer's facilities, and providing maintenance services including repairs and replacements for the lighting and related electrical components deployed in its customer's facilities. Orion recognizes revenue in accordance with the guidance in "Revenue from Contracts with Customers" (Topic 606)("ASC 606") when control of the goods or services being provided (which Orion refers to as a performance obligation) is transferred to a customer at an amount that reflects the consideration management expects to receive in exchange for those goods or services. Prices are generally fixed at the time of order confirmation, either for the contract as a whole or for the hourly rates that will be charged for the type of maintenance services delivered. The amount of expected consideration includes estimated deductions and early payment discounts calculated based on historical experience, customer rebates based on agreed upon terms applied to actual and projected sales levels over the rebate period, and any amounts paid to customers in conjunction with fulfilling a performance obligation.

The sale of charging stations and related software subscriptions, renewals and extended warranty is presented in Product revenue. Orion is the principal in the sales of charging stations as it has control of the physical products prior to transfer to the customer. Accordingly, revenue is recognized on a gross basis. For certain sales, primarily software subscriptions, renewals, and extended warranty, Orion is the sales agent providing access to the content and recognize commission revenue net of amounts due to third parties who fulfill the performance obligation. For these sales, control passes at the point in time upon providing access of the content to the customer.

The sale of installation and services related to the EV charging business is presented in Service revenue. Revenue from the EV segment that includes both the sale of product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Condensed Consolidated Statements of Operations.

Revenue from the lighting maintenance offering that includes both the sale of Orion manufactured or sourced product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the Condensed Consolidated Statements of Operations.

The following tables provide detail of Orion’s total revenue for the three months ended June 30, 2025 and June 30, 2024 (dollars in thousands):

	Three Months Ended June 30, 2025
	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$10,269	$2,447	$12,716
Maintenance services	1,501	2,496	3,997
Electric vehicle charging	1,576	1,120	2,696
Solar energy related revenues	—	—	—
Total revenues from contracts with customers	13,346	6,063	19,409
Revenue accounted for under other guidance	166	—	166
Total revenue	$13,512	$6,063	$19,575

	Three Months Ended June 30, 2024
	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$10,045	$2,674	$12,719
Maintenance services	1,000	2,323	3,323
Electric vehicle charging	1,688	2,142	3,830
Solar energy related revenues	15	—	15
Total revenues from contracts with customers	12,748	7,139	19,887
Revenue accounted for under other guidance	19	—	19
Total revenue	$12,767	$7,139	$19,906

From time to time, Orion sells the receivables from one customer to a financing institution. The total amount received from the advances of these receivables was $0.5 million for the three months ended June 30, 2025. Orion's gains on these sales were $24 thousand for the three months ended June 30, 2025 and are included in Interest expense in the Condensed Consolidated Statements of Operations. There was no activity during the three months ended June 30, 2024.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of June 30, 2025 and March 31, 2025 (dollars in thousands):

	June 30, 2025	March 31, 2025
Accounts receivable, net	$13,527	$12,845
Revenue earned but not billed (1)	$3,295	$2,908
Deferred revenue (2)	$318	$367

(1) Within the revenue earned not billed line on the Condensed Consolidated Balance Sheets, $0.2 million is accounted for as a sales type lease under ASC 842, and therefore not considered a "contract asset", which is an asset defined by ASC 606.

(2) Includes the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the power purchase agreements. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

There were no significant changes in the contract assets outside of standard increases due to timing of contract completion, offset by the reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of June 30, 2025, and March 31, 2025, includes $0.3 million and $0.4 million, respectively, of contract liabilities which represent consideration received from a new customer contract on which installation has not yet begun and Orion has not fulfilled the promises included. Of the $0.4 million outstanding as of March 31, 2025, $0.1 million has been recognized as revenue.

NOTE 4 — ACCOUNTS RECEIVABLE

As of June 30, 2025 and March 31, 2025, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	June 30, 2025	March 31, 2025
Accounts receivable, gross	$13,601	$12,909
Allowance for credit losses	(74)	(64)
Accounts receivable, net	$13,527	$12,845

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Beginning of period	$(64)	$(72)
Credit loss expense	(10)	(40)
Write-off	—	5
End of period	$(74)	$(107)

NOTE 5 — INVENTORIES

As of June 30, 2025 and March 31, 2025, Orion's inventory balances were as follows (dollars in thousands):

Inventories
As of June 30, 2025
Raw materials and components	$3,638
Work in process	247
Finished goods	6,416
Total	$10,301

As of March 31, 2025
Raw materials and components	$4,691
Work in process	286
Finished goods	6,415
Total	$11,392

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees and value added tax receivable. Prepaid expenses totaled $1.4 million and $1.3 million as of June 30, 2025 and March 31, 2025, respectively.

Other current assets as of June 30, 2025 and March 31, 2025 consists primarily of $0.4 million and $0.6 million, respectively, of prepaid software and services.

NOTE 7 — PROPERTY AND EQUIPMENT

As of June 30, 2025 and March 31, 2025, property and equipment, net, included the following (dollars in thousands):

	June 30, 2025	March 31, 2025
Land and land improvements	$433	$433
Buildings and building improvements	9,552	9,552
Furniture, fixtures and office equipment	7,721	7,886
Leasehold improvements	493	493
Equipment leased to customers	4,997	4,997
Plant equipment	10,995	11,011
Vehicles	464	464
Construction in Progress	57	—
Gross property and equipment	34,712	34,836
Less: accumulated depreciation	(26,879)	(26,810)
Total property and equipment, net	$7,833	$8,026

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	June 30, 2025	March 31, 2025
Assets
Operating lease assets	Other long-term assets	$3,279	$3,456
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$815	$794
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,617	2,829
Total lease liabilities		$3,432	$3,623

Orion had operating lease costs of $0.3 million for the three months ended June 30, 2025. Orion had operating lease costs of $0.4 million for the three months ended June 30, 2024.

The estimated maturity of lease liabilities for each of the remaining years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2026 (period remaining)	$766
Fiscal 2027	886
Fiscal 2028	803
Fiscal 2029	828
Fiscal 2030	707
Total lease payments	$3,990
Less: Interest	(558)
Present value of lease liabilities	$3,432

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

Revenues, and production and acquisition costs, associated with sales-type leases are included in Product revenue and Cost of product revenue in the Consolidated Statements of Operations. These amounts are recorded for each fixture separately based on the customer’s monthly acknowledgment that specified fixtures have been installed and are operating as specified. The execution of the acknowledgment is considered the commencement date as defined in ASC 842.

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the quarter ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Product revenue	$138	$—
Cost of product revenue	$51	$—

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Orion recorded $0.9 million of goodwill related to its purchase of Voltrek LLC ("Voltrek") in the third quarter of fiscal 2023, which has an indefinite life, and is assigned to the EV Charging operating segment.

Orion recorded $0.6 million of goodwill related to its purchase of Stay-Light Lighting, Inc. during fiscal year 2022, which has an indefinite life, and is assigned to the Maintenance operating segment.

As of June 30, 2025, and March 31, 2025, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	June 30, 2025				March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$1,895	$(1,584)	$311	8.5	$1,895	$(1,568)	$327
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	300	(165)	135	2.3	300	(150)	150
Customer relationships	5,000	(4,879)	121	0.3	5,000	(4,763)	237
Vendor relationships	2,600	(1,018)	1,582	4.3	2,600	(925)	1,675
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$10,753	$(8,604)	$2,149	4.5	$10,753	$(8,364)	$2,389

Indefinite-lived Intangible Assets
Trade name and trademarks	$990	$—	$990		$990	$—	$990
Total Non-Amortized Intangible Assets	$990	$—	$990		$990	$—	$990

Amortization expense on intangible assets was $0.2 million for the three months ended June 30, 2025, and 2024.

The estimated amortization expense for the remainder of fiscal 2026, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2026 (period remaining)	$491
Fiscal 2027	476
Fiscal 2028	440
Fiscal 2029	404
Fiscal 2030	219
Thereafter	119
Total	$2,149

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of June 30, 2025, and March 31, 2025, accrued expenses and other included the following (dollars in thousands):

	June 30, 2025	March 31, 2025
Accrued acquisition earn-out	$3,263	$3,263
Other accruals	2,013	2,180
Compensation and benefits	3,251	2,424
Credits due to customers	1,562	1,581
Accrued project costs	2,113	2,283
Warranty	446	449
Sales returns reserve	86	273
Sales tax	258	177
Legal and professional fees	180	98
Total	$13,172	$12,728

Orion generally offers a limited warranty of one to ten years on its lighting products, including the pass-through of standard warranties offered by major original equipment component manufacturers. The manufacturers’ warranties cover lamps, power supplies, LED modules, chips and drivers, control devices, and other fixture related items, which are significant components in Orion's lighting products.

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Beginning of period	$639	$725
Accruals	69	108
Warranty claims (net of vendor reimbursements)	(71)	(105)
End of period	$637	$728

Effective on October 5, 2022, Orion acquired all the membership interests of Voltrek, an electric vehicle charging station solutions provider (the “Voltrek Acquisition”). The Voltrek Acquisition agreement provided that, depending upon the relative EBITDA growth of Voltrek’s business in fiscal 2023, 2024 and 2025, Orion could pay up to an additional $3.0 million, $3.5 million and $7.15 million, respectively, in earn-out payments. These compensatory payments do not fall within the scope of ASC 805, Business Combinations, and have been, and will be, expensed over the course of the earn-out periods to the extent they were or are earned. As of June 30, 2025, Orion has recorded $3.3 million of accrued acquisition earn-out expense that remains unpaid. On June 23, 2025, we entered into a binding term sheet (the "Term Sheet") with respect to our remaining earn-out obligations owed to Final Frontier pursuant to the Voltrek Acquisition, and on July 31, 2025, we entered into an amendment to the Term Sheet (the "Term Sheet Amendment"), each as further described in Note 12 below.

NOTE 11 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net loss per common share reflects the dilution that would occur if restricted shares were vested. In the computation of diluted net loss per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the three months ended June 30, 2025 and 2024, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net loss per common share is calculated based upon the following shares:

	For the Three Months Ended June 30,
	2025	2024
Numerator:
Net loss (in thousands)	$(1,244)	$(3,758)
Denominator:
Weighted-average common shares outstanding	33,315,237	32,610,604
Weighted-average common shares and common share equivalents outstanding	33,315,237	32,610,604
Net loss per common share:
Basic	$(0.04)	$(0.12)
Diluted	$(0.04)	$(0.12)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net loss per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended June 30,
	2025	2024
Time-Based Restricted shares	673,795	1,524,222
Performance-Based Restricted shares	801,610	1,529,936
Total	1,475,405	3,054,158

NOTE 12 — LONG-TERM DEBT

Long-term debt, including the revolving credit facility, consisted of the following (dollars in thousands):

	June 30, 2025	March 31, 2025
Revolving credit facility	$5,250	$7,000
Term Loan	3,236	3,324
Total long-term debt	8,486	10,324
Less current maturities	(353)	(353)
Long-term debt, less current maturities	$8,133	$9,971

Revolving Credit Agreement

On December 29, 2020, Orion entered into a $25 million Loan and Security Agreement with Bank of America, N.A., as lender (as amended, the “Credit Agreement”). The Credit Agreement provides for a $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2025, the borrowing base of the Credit Facility supported approximately $11.5 million of availability, with $6.2 million of remaining availability net of $5.3 million borrowed.

The Credit Agreement is secured by a first lien security interest in substantially all of Orion's assets

Borrowings under the Credit Agreement are permitted in the form of Secured Overnight Financing Rate ("SOFR"), or prime rate-based loans and generally bear interest at floating rates plus an applicable margin determined by reference to Orion's availability under the Credit Agreement. Among other fees, Orion is required to pay an annual facility fee and a fee on the unused portion of the Credit Facility.

The Credit Agreement includes a springing minimum fixed cost coverage ratio of 1.0 to 1.0 when excess availability under the Credit Facility falls below $4.0 million of the committed facility. Currently, the required springing minimum fixed cost coverage ratio is not required.

The Credit Agreement also contains customary events of default and other covenants, including certain restrictions on Orion's ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on Orion's stock, redeem, retire or purchase shares of Orion's stock, make investments or pledge or transfer assets. If an event of default under the Credit Agreement occurs and is continuing, then the lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if Orion becomes the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.

Effective November 4, 2022, Orion, with Bank of America, N.A. as lender, executed Amendment No. 1 to its Credit Agreement ("Amendment No. 1"). The primary purpose of Amendment No. 1 was to include the assets of the acquired subsidiaries, Stay-Lite Lighting, Inc. ("Stay-Lite") and Voltrek, as secured collateral under the Credit Agreement. Accordingly, eligible assets of Stay-Lite and Voltrek will be included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the Credit Agreement. Amendment No. 1 also clarified that the earn-out liabilities associated with the Stay-Lite and Voltrek transactions are permitted under the Credit Agreement and that the expenses recognized in connection with those earn-outs should be added back in the computation of EBITDA, as defined, under the Credit Agreement.

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

As of June 30, 2025, Orion was in compliance with all debt covenants.

Voltrek Earn-Out

The initial purchase price in the Voltrek Acquisition consisted of $5.0 million cash and $1.0 million of common stock. We also paid $3.0 million in initial earn-out payments based on Voltrek's financial performance in fiscal 2023. We may owe additional material earn-out payments based on Voltrek's financial performance in fiscal 2025. We have currently accrued an estimated liability of approximately $3.3 million for such remaining earn-out payments.

One June 23, 2025, we entered into the Term Sheet with respect to our remaining earn-out obligations owed to Final Frontier pursuant to the Voltrek Acquisition, and on July 31, 2025, we entered into the Term Sheet Amendment. Pursuant to the Term Sheet and Term Sheet Amendment, we agreed to pay Final Frontier $875,000 in full and final payment of our fiscal 2024 Voltrek Acquisition earn-out obligations as follows: $500,000 was paid on August 1, 2025 and the remaining $375,000 will be paid on September 3, 2025. We also agreed with Final Frontier to submit the final determination of our fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 Voltrek Acquisition earn-out obligations to binding arbitration if not otherwise mutually agreed by the parties. We agreed to pay to Final Frontier the finally determined remaining Voltrek Acquisition earn-out amount as follows: (i) $1.0 million in our common stock was issued on July 16, 2025, and (ii) the remaining amount will be paid pursuant to the anticipated Senior Subordinated Note. We agreed to pay monthly principal payments to Final Frontier on the anticipated Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through maturity. We will also pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025. We have the right to pay up to 20% of the remaining outstanding earn-out amount at maturity in shares of our common stock. The anticipated Senior Subordinated Note will be subordinated to our senior credit facilities with Bank of America and will be secured by a second lien on all of our assets. We and Final Frontier agreed to use our respective commercially reasonable best efforts to agree to final documentation further reflecting the terms and conditions set forth in the Term Sheet within 30 days of entering into the Term Sheet.

The final Voltrek Acquisition earn-out amount determined to be owed by us could be in excess of our current accrued liability for such earn-out amount and could materially adversely affect our future liquidity.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book loss before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended June 30, 2025 and 2024, Orion recorded income tax expense of $13 thousand and $21 thousand, respectively, using this methodology.

As of June 30, 2025 and March 31, 2025, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

Uncertain Tax Positions

As of June 30, 2025, Orion’s balance of gross unrecognized tax benefits was approximately $0.3 million, all of which would reduce Orion’s effective tax rate if recognized.

Orion has classified the amounts recorded for uncertain tax benefits in the Condensed Consolidated Balance Sheets as Other long-term liabilities to the extent that payment is not anticipated within one year. Orion recognizes penalties and interest related to uncertain tax liabilities in income tax (benefit) expense. Penalties and interest are included in the unrecognized tax benefits.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Litigation

Orion is subject to various claims and legal proceedings arising in the ordinary course of business. Orion does not believe the final resolution of any of such claims or legal proceedings will have a material adverse effect on Orion’s future results of operations or financial condition.

NOTE 15 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended June 30, 2025, Orion issued 250 shares under the ESPP plan at a closing market price of $0.60. In the three months ended June 30, 2024, Orion issued 459 shares under the ESPP plan at a closing market price of $1.11.

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

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. In March 2025, the ATM was terminated.

Voltrek Earn-Out Issuance

Pursuant to the Term Sheet, Orion issued to Final Frontier $1.0 million in our common stock on July 16, 2025. Additionally, the remaining amount of the finally determined remaining earn-out amount will be paid pursuant to the anticipated Senior Subordinated Note. Orion has the right to pay up to 20% of the remaining outstanding earn-out amount at maturity in shares of its common stock. Refer to Note 12 above for a description of the Term Sheet.

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

The following amounts of Orion's consolidated stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Cost of product revenue	$2	$2
General and administrative	154	282
Sales and marketing	10	8
Research and development	—	2
Total	$166	$294

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2025	1,331,594	$1.30	1,529,936	$1.43
Shares issued	—	—	—	—
Shares vested	(569,474)	$1.46	—	—
Shares forfeited	(88,325)	$1.07	(728,326)	$1.44
Shares outstanding at June 30, 2025	673,795	$1.19	801,610	$1.28

As of June 30, 2025, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 1.1 years, was approximately $1.2 million.

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

Corporate and Other

Corporate and other is comprised of operating expenses not allocated to Orion’s segments and adjustments to reconcile to consolidated results.

For the Three Months Ended June 30, 2025
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate & Other	Total
Product revenue	$10,435	$1,501	$1,576	$—	$13,512
Service revenue	2,447	2,496	1,120	—	6,063
Total revenue	12,882	3,997	2,696	—	19,575
Cost of sales - product	7,123	833	866	—	8,822
Cost of sales - service	1,716	2,218	918	—	4,852
Total cost of sales	8,839	3,051	1,784	—	13,674
Gross profit	4,043	946	912	—	5,901
Operating expenses:
General and administrative	1,799	675	918	898	4,290
Sales and marketing	1,908	108	297	103	2,416
Research and development	101	34	19	54	208
Total operating expenses	3,808	817	1,234	1,055	6,914
Operating income (loss)	235	129	(322)	(1,055)	(1,013)
Other income (expense):
Other income					2
Interest expense					(169)
Amortization of debt issuance cost					(51)
Other income (expense)					(218)
Loss before tax					$(1,231)

For the Three Months Ended June 30, 2024
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate & Other	Total
Product revenue	$10,077	$1,001	$1,689	$—	$12,767
Service revenue	2,674	2,323	2,142	—	7,139
Total revenue	12,751	3,324	3,831	—	19,906
Cost of sales - product	7,154	454	933	—	8,541
Cost of sales - service	2,706	2,743	1,617	—	7,066
Total cost of sales	9,860	3,197	2,550	—	15,607
Gross profit	2,891	127	1,281	—	4,299
Operating expenses:
General and administrative	1,673	899	1,139	819	4,530
Sales and marketing	2,276	166	356	139	2,937
Research and development	146	37	18	63	264
Total operating expenses	4,095	1,102	1,513	1,021	7,731
Operating loss	(1,204)	(975)	(232)	(1,021)	(3,432)
Other income (expense):
Other income					15
Interest expense					(262)
Amortization of debt issuance cost					(58)
Other income (expense)					(305)
Loss before tax					$(3,737)

	Depreciation and Amortization		Capital Expenditures
	For The Three Months Ended June 30,		For The Three Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Segments:
Lighting Segment	$168	$171	$51	$26
Maintenance Segment	48	104	4	(3)
EV Segment	249	250	-	1
Corporate and Other	70	129	-	-
	$535	$654	$55	$24

	Total Assets
(dollars in thousands)	June 30, 2025	March 31, 2025
Segments:
Lighting Segment	$21,714	$20,646
Maintenance Segment	4,627	4,384
EV Segment	8,326	11,963
Corporate and Other	14,350	15,470
	$49,017	$52,463

NOTE 18 — RESTRUCTURING EXPENSE

As part of Orion's restructuring effort in fiscal 2025, we entered into certain retention bonus agreements with certain key employees. The remainder of those retention bonuses were paid in the third quarter of fiscal 2025 and are not anticipated to recur. In addition, an inventory write-off was recognized in the first quarter of fiscal 2025 for inventory related to a customer Orion no longer does business with due to the restructuring, along with a lease breakage fee that occurred in the second quarter of fiscal

2025 due to the closing of the Pewaukee office. Orion's restructuring expense for the three months ended June 30, 2025 and 2024 is reflected within its consolidated statement of operations as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Cost of service revenue	$—	$197
General and administrative	—	196
Total Restructuring	$—	$393

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Segments:
Maintenance	$—	$389
Corporate and Other	—	4
Total Restructuring	$—	$393

NOTE 19 — SUBSEQUENT EVENTS

On June 23, 2025, we entered into the Term Sheet with respect to our remaining earn-out obligations owed to Final Frontier pursuant to the Voltrek Acquisition, and on July 31, 2025, we entered into the Term Sheet Amendment. Pursuant to the Term Sheet Amendment, we agreed to pay Final Frontier the previously agreed upon $875,000 payment in full and final payment of our fiscal 2024 Voltrek Acquisition earn-out obligation as follows: $500,000 was paid on August 1, 2025 and the remaining $375,000 will be paid on September 3, 2025.

On August 4, 2025, we received a letter from Final Frontier disagreeing with our calculation of the Voltrek Acquisition earn out payment for fiscal 2025 and the cumulative Voltrek Acquisition earn out payment for the three-year period ended March 31, 2025. We are in the process of assessing the letter.

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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, project engineering, energy project management design and maintenance services and electric vehicle (“EV”) charging infrastructure solutions. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior LED lighting systems and related services. Our products are targeted for applications in the following segments: commercial office and retail, area lighting, industrial applications and government, although we do sell and install products into other markets. Our services consist of turnkey installation and system maintenance. Virtually all of our sales occur within North America.

Our principal lighting customers include large national account end-users, electrical distributors, electrical contractors and energy service companies (“ESCOs”). Currently, a significant amount of our interior lighting products are manufactured at our leased production facility located in Manitowoc, Wisconsin, although as the LED and related IoT market continues to evolve, we are increasingly sourcing products and components from third parties in order to provide versatility in our product development and offerings.

We differentiate ourselves from our competitors by offering very efficient light fixtures (measured in lumens per watt) coupled with our project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021. We believe that providing these services enables us to support a long-term business relationship with our customers and results in an increase in our recurring revenue. We completed the acquisition of Stay-Lite on January 1, 2022, which further expanded our maintenance services capabilities. On October 5, 2022, we acquired Voltrek, LLC ("Voltrek"), which leveraged our project management and maintenance expertise in the EV sector.

We believe the market for LED lighting products and related controls continues to grow. Due to their size and flexibility in application, we also believe that LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by other lighting technologies. Our LED technologies have become the primary component of our revenue as we continue to strive to be a leader in the LED market.

We see opportunity to cross-sell our three platforms of lighting, maintenance services and EV charging installation systems to our commercial and industrial customer base. We are pursuing opportunities to cross-sell to direct customers, as well as through select partners. We also see opportunity for further integration of our service capabilities to expand our geographic reach and we intend to pursue growth organically.

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

We typically sell our lighting systems in replacement of our customers’ lighting fixtures. We call this replacement process a "retrofit". We frequently engage our customer's existing electrical contractor to provide installation and project management services. We also sell our lighting systems on a wholesale basis, principally to electrical distributors and ESCOs to sell to their own customer bases.

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

Recent Developments

Replacement of our CEO

On April 14, 2025, Michael Jenkins' employment was terminated by Orion, with our Board appointing Sally A. Washlow as our new Chief Executive Officer, effective as of Mr. Jenkins' termination date.

As a result of the termination, Mr. Jenkins received approximately $633 thousand in severance and the acceleration of approximately 322 thousand restricted stock awards. Mr. Jenkins forfeited approximately 646 thousand performance shares along with approximately $170 thousand in tandem cash awards. Additionally, Mr. Jenkins forfeited restricted stock awards not vesting within two years from the termination date, which was a forfeiture of approximately 78 thousand shares.

On April 14, 2025, we entered into an Executive Employment and Severance Agreement with Ms. Washlow (the "Employment Agreement"). The Employment Agreement provides Ms. Washlow with the following compensation arrangements: (i) an annual base salary of $382,500, provided that if our other named executive officers' base salaries are returned to their pre-reduction levels, then Ms. Washlow's base salary will also be similarly adjusted up to $425,000; (ii) a target annual bonus of 100% (threshold 80% and maximum of 200%) of her base salary upon our relative achievement of executive incentive plan performance targets for each fiscal year; (iii) a special bonus of $100,000 if we achieve a stretch goal of $100 million in revenue for fiscal 2026; (iv) a cash signing bonus of $500,000, approximately $300,000 of was required to be used by Ms. Washlow to purchase shares of our common stock directly from us; (v) a pre-change of control severance multiplier of 1.5x and a post-change of control severance multiplier of 2.0x; (vi) an initial equity grant consisting of a non-qualified stock option exercisable for a total of 500,000 shares of our common stock; and (vii) certain other benefits and perquisites. On May 29, 2025, our board and Ms. Washlow mutually agreed to defer Ms. Washlow's cash signing bonus and related direct purchase of common stock for up to one year, with the timing of such cash signing bonus and related direct purchase of our common stock to be reviewed quarterly and mutually agreed upon by the compensation committee and Ms. Washlow.

Voltrek Earn-Out

Effective on October 5, 2022, we acquired all of the outstanding membership interest of Voltrek, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals.The initial purchase price consisted of $5.0 million cash and $1.0 million of common stock. We also paid $3.0 million in initial earn-out payments based on Voltrek's financial performance in fiscal 2023. We may owe additional material earn-out payments based on Voltrek's financial performance in fiscal 2025. We have currently accrued an estimated liability of approximately $3.3 million for such remaining earn-out payments.

On June 23, 2025, we entered into a binding term sheet (the "Term Sheet") with respect to our remaining earn-out obligations owed to Final Frontier pursuant to our October 5, 2022 acquisition of Voltrek, and on July 31, 2025, we entered into an amendment to the Term Sheet (the "Term Sheet Amendment"). Pursuant to the Term Sheet and Term Sheet Amendment, we agreed to pay Final Frontier $875,000 in full and final payment of our fiscal 2024 Voltrek acquisition earn-out obligations as follows: $500,000 was paid on August 1, 2025 and the remaining $375,000 will be paid on September 3, 2025. We also agreed with Final Frontier to submit the final determination of our fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earn-out obligations to binding arbitration if not otherwise mutually agreed by the parties. We agreed to pay Final Frontier the finally determined remaining earn-out amount as follows; (i) $1.0 million in our common stock was issued on July 16, 2025 and (ii) the remaining amount will be paid pursuant to the anticipated Senior Subordinated Note. We agreed to pay monthly principal payments to Final Frontier on the anticipated Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through maturity. We will also pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025. We have the right to pay up to 20% of the remaining outstanding earn-out amount at maturity in shares of our common stock. The anticipated Senior Subordinated Note will be subordinated to our senior credit facilities with Bank of America and will be secured by a second lien on all of our assets. We and Final Frontier agreed to use our respective commercially reasonable best efforts to agree to final documentation further reflecting the terms and conditions set forth in the Term Sheet within 30 days of entering into the Term Sheet.

The final earn-out amount determined to be owed by us could be in excess of our current accrued liability for such earn-out amount and could materially adversely affect our future liquidity.

Replacing Reduced Revenue from Primary Customer

In fiscal 2025, 2024, and 2023, one customer accounted for 24.3%, 25.2% and 16.2% of our total revenue, respectively. In fiscal 2026, we expect that our customer concentration will continue at the approximate range experienced in fiscal 2025 and 2024. We continue to attempt to diversify our customer base by expanding our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market.

Results of Operations - Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024		2025	2024
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$13,512	$12,767	5.8%	69.0%	64.1%
Service revenue	6,063	7,139	(15.1)%	31.0%	35.9%
Total revenue	19,575	19,906	(1.7)%	100.0%	100.0%
Cost of product revenue	8,822	8,541	3.3%	45.1%	42.9%
Cost of service revenue	4,852	7,066	(31.3)%	24.8%	35.5%
Total cost of revenue	13,674	15,607	(12.4)%	69.9%	78.4%
Gross profit	5,901	4,299	37.3%	30.1%	21.6%
General and administrative expenses	4,290	4,530	(5.3)%	21.9%	22.8%
Sales and marketing expenses	2,416	2,937	(17.7)%	12.3%	14.8%
Research and development expenses	208	264	(21.2)%	1.1%	1.3%
Loss from operations	(1,013)	(3,432)	(70.5)%	(5.2)%	(17.2)%
Interest expense	(169)	(262)	(35.5)%	(0.9)%	(1.3)%
Amortization of debt issue costs	(51)	(58)	(12.1)%	(0.3)%	(0.3)%
Royalty income	2	15	NM	0.0%	0.2%
Interest income	0	—	NM	—	—
Loss before income tax	(1,231)	(3,737)	(67.1)%	(6.3)%	(18.8)%
Income tax expense	13	21	(38.1)%	0.1%	0.1%
Net loss	(1,244)	(3,758)	(66.9)%	(6.4)%	(18.9)%

* NM - Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 5.8%, or $0.7 million, for the first quarter of fiscal 2026 versus the first quarter of fiscal 2025. Service revenue decreased 15.1%, or $1.1 million, for the first quarter of fiscal 2026 versus the first quarter of fiscal 2025. The resulting decrease in total revenue was due to decreased revenue in the EV segment because of lower volume. Cost of product revenue increased by 3.3%, or $0.3 million, in the first quarter of fiscal 2026 versus the comparable period in fiscal 2025. Cost of service revenue decreased by 31.3%, or $2.2 million, in the first quarter of fiscal 2026 versus the comparable period in fiscal 2025, primarily due to lower volume and the restructuring efforts made in fiscal 2025. Gross margin increased from 21.6% of revenue in the first quarter of fiscal 2025 to 30.1% in the first quarter of fiscal 2026, due primarily to increased margins in all three segments.

Operating Expenses

General and Administrative. General and administrative expenses decreased 5.3%, or $0.2 million, in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. This comparative decrease was primarily due to decreased wages and benefits as a result of the restructuring that took place in fiscal 2025, which was partially offset by a one-time sign on bonus related to the hiring of Orion's new CEO.

Sales and Marketing. Sales and marketing expenses decreased 17.7%, or $0.5 million, in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. This comparative decrease was primarily due to the decreased wages and benefits as a result of the restructuring that took place in fiscal 2025.

Research and Development. Research and development expenses decreased 21.2%, or $0.1 million, in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	% Change
Revenues	$12,882	$12,751	1.0%
Operating income	$235	$(1,206)	119.5%
Operating margin	1.8%	(9.5)%

Lighting segment revenue in the first quarter of fiscal 2026 increased by 1.0%, or $0.1 million, compared to the first quarter of fiscal 2025. The increase in operating income in this segment was a result of increased production volume along with increased volumes from sourced goods, along with a decrease in cost of sales.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	% Change
Revenues	$3,997	$3,324	20.2%
Operating income (loss)	$128	$(976)	113.1%
Operating margin	3.2%	(29.4)%

Maintenance segment revenue in the first quarter of fiscal 2026 increased by 20.2%, or $0.7 million, compared to the first quarter of fiscal 2025 primarily due to increased work orders from our major customer. Operating income in this segment increased as a result of an increase in revenues along with a decrease in operating expenses as a result of restructuring efforts in fiscal 2025.

EV Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	% Change
Revenues	$2,696	$3,831	(29.6)%
Operating loss	$(322)	$(231)	39.4%
Operating margin	(11.9)%	(6.0)%

EV segment revenue in the first quarter of fiscal 2026 decreased by 29.6%, or $1.1 million, compared to the first quarter of fiscal 2025. The decrease in revenue compared to the first quarter of fiscal 2025 was due to a lower revenue volume to municipalities. Operating loss increased $0.1 million in the first quarter of fiscal 2026 due to the decreased revenues mentioned above.

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

We had approximately $3.6 million in cash and cash equivalents as of June 30, 2025, compared to $6.0 million at March 31, 2025. Our cash position decreased as a result of an operating loss along with a $1.8 million repayment of debt in the first quarter of fiscal 2026.

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

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Operating activities	$(515)	$(2,962)
Investing activities	(55)	(24)
Financing activities	(1,838)	3,523
(Decrease) increase in cash and cash equivalents	$(2,408)	$537

Cash Flows Related to Operating Activities. Cash used in operating activities primarily consisted of net loss adjusted for certain non-cash items, including depreciation, amortization of intangible assets, stock-based compensation, amortization of debt issue costs, provisions for reserves, and the effect of changes in working capital and other activities.

Cash used in operating activities for the first three months of fiscal 2026 was $0.5 million and consisted of our net loss of $1.2 million adjusted for non-cash expense items and net cash provided in changes in operating assets of $0.7 million, the largest of which were inventories, depreciation, amortization, and prepaids, totaling $1.8 million, partially offset by a decrease in accounts payable and an increase in accounts receivable.

Cash used in operating activities for the first three months of fiscal 2025 was $3.0 million and consisted of our net loss of $3.8 million adjusted for non-cash expense items and net cash provided by changes in operating assets of $0.6 million, the largest of which was a $3.9 million decrease in accounts payable, which was mostly offset by increases in accounts receivable and inventories.

Cash Flows Related to Investing Activities. Cash used in investing activities of $55 thousand in the first three months of fiscal 2026 consisted primarily of purchases of property and equipment.

Cash used in investing activities of $24 thousand in the first three months of fiscal 2025 consisted primarily of purchases of property and equipment, net of proceeds.

Cash Flows Related to Financing Activities. Cash used in financing activities of $1.8 million in the first three months of fiscal 2026 was primarily due to payments on our revolving credit facility and long-term debt.

Cash provided by financing activities of $3.5 million in the first quarter of fiscal 2025 was primarily due to the term loan discussed in Note 12 above, which was partially offset by payments on long-term debt.

Working Capital

Our net working capital as of June 30, 2025 was $6.1 million, consisting of $32.7 million in current assets and $26.6 million in current liabilities. Our net working capital as of March 31, 2025 was $8.7 million, consisting of $35.5 million in current assets and $26.8 million in current liabilities.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivables, inventory, payables and unbilled revenue may increase to the extent our revenue and order levels increase.

Indebtedness

Revolving Credit Agreement

Our credit agreement provides for a $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2025, the borrowing base supported approximately $11.5 million of availability under the Credit Facility, with $5.3 million drawn against that availability. As of June 30, 2024, the borrowing base supported approximately $18.3 million of availability under the Credit Facility, with $10.0 million drawn against that availability.

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

On June 23, 2025, we entered into the Term Sheet with respect to our remaining earn-out obligations owed to Final Frontier pursuant to our October 5, 2022 acquisition of Voltrek, and on July 31, 2025, we entered into the Term Sheet Amendment. Pursuant to the Term Sheet and the Term Sheet Amendment, we agreed to pay Final Frontier $875,000 in full and final payment of our fiscal 2024 Voltrek acquisition earn-out obligations as follows: $500,000 was paid on August 1, 2025 and the remaining $375,000 will be paid on September 3, 2025. We also agreed with Final Frontier to submit the final determination of our fiscal

2025 and aggregate fiscal 2023 through fiscal 2025 earn-out obligations to binding arbitration if not otherwise mutually agreed by the parties. We agreed to pay to Final Frontier the finally determined remaining earn-out amount as follows: (i) $1.0 million in our common stock was issued on July 16, 2025 and (ii) the remaining amount pursuant to the anticipated Senior Subordinated Note. We agreed to pay monthly principal payments to Final Frontier on the anticipated Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through maturity. We will also pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025. We have the right to pay up to 20% of the remaining outstanding earn-out amount at maturity in shares of our common stock. The anticipated Senior Subordinated Note will be subordinated to our senior credit facilities with Bank of America and will be secured by a second lien on all of our assets. We and Final Frontier agreed to use our respective commercially reasonable best efforts to agree to final documentation further reflecting the terms and conditions set forth in the Term Sheet within 30 days of entering into the Term Sheet.

The final earn-out amount determined to be owed by us could be in excess of our current accrued liability for such earn-out amount and could materially adversely affect our future liquidity.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $19.0 million and $17.3 million as of June 30, 2025 and March 31, 2025, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since March 31, 2025. For a full discussion of these estimates and policies, see "Critical Accounting Estimates" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2025. There have been no material changes to such exposures since March 31, 2025.

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

As of June 30, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 14 – Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which we filed with the SEC on June 26, 2025 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 16, 2025, we issued 1,632,586 shares of Common Stock to Kathleen M. Connors and 16,491 shares of our Common Stock to the Kathleen M. Connors 2019 Revocable Trust, dated February 6, 2019 TR, as earn-out consideration as contemplated by the Term Sheet. These issuances did not involve a public offering and were exempt from registration under Section 4(a)(2) of the Securities Act.

On July 18, 2025, we granted the following equity awards to Michael Ontrop, our new Senior Vice president of Channel Sales, as inducement for employment; (i) 100,000 shares of restricted stock and (ii) a non-qualified stock option exercisable for 125,000 shares of Orion's Common Stock at an exercise price of $0.60 per share. These awards were exempt from registration under Section 4(a)(2) of the Securities Act. The equity awards were approved by Orion's Board in accordance with Nasdaq Listing Rule 5635(c)(4) as a material inducement for Mr. Ontrop to accept the Company's offer of employment, and the underlying shares will not be drawn from Orion's 2016 Omnibus Incentive Plan.

Mr. Ontrop's restricted stock award will vest with respect to one-third of the restricted shares on each of the first three anniversaries of the grant date, provided that Mr. Ontrop is then still employed with the Company on the applicable vesting date. Mr. Ontrop's stock option will vest as follows if the Company's per share price achieves the following levels over the three-year period after the grant date and provided Mr. Ontrop is then still employed by the Company on the applicable vesting date; (i) one-third at $3.00; (ii) one-third at $4.00; and (iii) one-third at $5.00, with achievement of the effective share prices to be determined based on a five trading day average closing price of the Company's Common Stock.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)
Exhibits

10.1

Term Sheet, dated June 23, 2025, by and between Orion Energy Systems, Inc., Final Frontier, LLC and Kathleen Connors, filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed on June 26, 2025, is hereby incorporated by reference.

10.2	Earn Out Term Sheet Amendment, dated July 31, 2025, by and between Orion Energy Systems, Inc., Final Frontier, LLC and Kathleen Connors.+
31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.+

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL and is contained in Exhibit 101.

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2025.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)