Form 10-Q
period 2025-09-30
ORION ENERGY SYSTEMS, INC.
filed 2025-11-05
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

There were 3,530,870 shares of the Registrant’s common stock outstanding on November 4, 2025.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$5,155	$5,972
Accounts receivable, net	11,514	12,845
Revenue earned but not billed	3,768	3,350
Inventories, net	10,425	11,392
Prepaid expenses and other current assets	1,144	1,939
Total current assets	32,006	35,498
Property and equipment, net	7,824	8,026
Goodwill	1,484	1,484
Other intangible assets, net	2,895	3,379
Other long-term assets	3,693	4,076
Total assets	$47,902	$52,463
Liabilities and Shareholders’ Equity
Accounts payable	$13,544	$13,272
Accrued expenses and other	9,415	12,728
Deferred revenue, current	338	491
Current maturities of long-term debt	653	353
Total current liabilities	23,950	26,844
Revolving credit facility	5,750	7,000
Long-term debt, less current maturities	3,500	2,971
Deferred revenue, long-term	300	337
Other long-term liabilities	3,020	3,427
Total liabilities	36,520	40,579
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2025 and March 31, 2025; no shares issued and outstanding at September 30, 2025 and March 31, 2025	—	—
Common stock, no par value: Shares authorized: 20,000,000 at September 30, 2025 and March 31, 2025; shares issued: 4,314,551 at September 30, 2025 and 4,247,023 at March 31, 2025; shares outstanding: 3,530,870 at September 30, 2025 and 3,298,389 at March 31, 2025	—	—
Additional paid-in capital	163,348	163,025
Treasury stock, common shares: 783,681 at September 30, 2025 and 948,634 at March 31, 2025	(35,248)	(36,248)
Accumulated deficit	(116,718)	(114,893)
Total shareholders’ equity	11,382	11,884
Total liabilities and shareholders’ equity	$47,902	$52,463

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

On August 22, 2025, Orion enacted a 1-for-10 reverse stock split on all common stock. All current and prior periods have been adjusted to accurately show the amount of shares post-split.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$12,813	$12,367	$26,325	$25,134
Service revenue	7,106	6,994	13,169	14,133
Total revenue	19,919	19,361	39,494	39,267
Cost of product revenue	8,777	8,888	17,599	17,429
Cost of service revenue	4,965	6,001	9,817	13,067
Total cost of revenue	13,742	14,889	27,416	30,496
Gross profit	6,177	4,472	12,078	8,771
Operating expenses:
General and administrative	3,812	4,568	8,102	9,098
Sales and marketing	2,376	2,848	4,792	5,785
Research and development	231	328	439	592
Total operating expenses	6,419	7,744	13,333	15,475
Loss from operations	(242)	(3,272)	(1,255)	(6,704)
Other income (expense):
Interest expense	(280)	(283)	(449)	(545)
Amortization of debt issue costs	(50)	(48)	(101)	(106)
Royalty income	1	1	3	16
Total other expense	(329)	(330)	(547)	(635)
Loss before income tax	(571)	(3,602)	(1,802)	(7,339)
Income tax expense	10	23	23	44
Net loss	$(581)	$(3,625)	$(1,825)	$(7,383)
Basic net loss per share	$(0.17)	$(1.10)	$(0.53)	$(2.26)
Weighted-average common shares outstanding	3,498,786	3,282,548	3,415,612	3,271,863
Diluted net loss per share	$(0.17)	$(1.10)	$(0.53)	$(2.26)
Weighted-average common shares and share equivalents outstanding	3,498,786	3,282,548	3,415,612	3,271,863

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

On August 22, 2025, Orion enacted a 1-for-10 reverse stock split on all common stock. All current and prior periods have been adjusted to accurately show the amount of shares post-split.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2025	3,298,389	$163,025	$(36,248)	$(114,893)	$11,884
Shares issued under Employee Stock Purchase Plan	25	—	—	—	—
Stock-based compensation	56,949	166	—	—	166
Net loss	—	—	—	(1,244)	(1,244)
Balance, June 30, 2025	3,355,363	$163,191	$(36,248)	$(116,137)	$10,806
Shares issued under Employee Stock Purchase Plan	20	—	—	—	—
Shares issued to Final Frontier as partial payment of the accrued earnout liability	164,908	—	1,000	—	1,000
Stock-based compensation	10,579	157	—	—	157
Net loss	—	—	—	(581)	(581)
Balance, September 30, 2025	3,530,870	$163,348	$(35,248)	$(116,718)	$11,382

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2024	3,256,775	$161,869	$(36,235)	$(103,092)	$22,542
Shares issued under Employee Stock Purchase Plan	46	—	1	—	1
Stock-based compensation	17,520	294	—	—	294
Net loss	—	—	—	(3,758)	(3,758)
Balance, June 30, 2024	3,274,341	$162,163	$(36,234)	$(106,850)	$19,079
Shares issued under Employee Stock Purchase Plan	69	—	1	—	1
Stock-based compensation	16,163	348	—	—	348
Net loss	—	—	—	(3,625)	(3,625)
Balance, September 30, 2024	3,290,573	$162,511	$(36,233)	$(110,475)	$15,803

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

On August 22, 2025, Orion enacted a 1-for-10 reverse stock split on all common stock. All current and prior periods have been adjusted to accurately show the amount of shares post-split.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(1,825)	$(7,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	508	681
Amortization of intangible assets	486	495
Stock-based compensation	323	642
Amortization of debt issue costs	101	106
Gain on sale of property and equipment	—	91
Provision for inventory reserves	185	86
Provision for credit losses	30	55
Other	—	195
Changes in operating assets and liabilities:
Accounts receivable	1,301	2,259
Revenue earned but not billed	(418)	(1,379)
Inventories	782	2,936
Prepaid expenses and other assets	1,077	1,431
Accounts payable	275	(3,900)
Accrued expenses and other	(1,330)	1,158
Deferred revenue, current and long-term	(191)	63
Net cash provided by (used in) operating activities	1,304	(2,464)
Investing activities
Purchases of property and equipment	(310)	(29)
Additions to patents and licenses	(2)	(5)
Proceeds from sale of property, plant and equipment	—	189
Net cash (used in) provided by investing activities	(312)	155
Financing activities
Payment of debt	(176)	(3)
Proceeds from debt	—	3,525
Proceeds from revolving credit facility	1,250	—
Payments of revolving credit facility	(2,500)	(1,000)
Costs incurred related to issuance of subordinated debt	(383)	—
Proceeds from employee equity exercises	—	1
Net cash (used in) provided by financing activities	(1,809)	2,523
Net (decrease) increase in cash and cash equivalents	(817)	214
Cash and cash equivalents at beginning of period	5,972	5,155
Cash and cash equivalents at end of period	$5,155	$5,369
Supplemental cash flow information:
Cash paid for interest	$414	$515
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to Final Frontier, LLC as partial payment of earnout obligation	$1,000	$—
Issuance of subordinated debt for earnout obligation	$1,388	$—

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

On August 22, 2025, Orion enacted a 1-for-10 reverse stock split in order to remain compliant with the Minimum Bid Price Rule. The par value was not adjusted for the reverse stock split. All share and per share data have been adjusted for all periods presented to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of management estimates include revenue recognition, net realizable value of inventory, allowance for credit losses, accruals for warranty, loss contingencies, earnout, income taxes, impairment analyses, and certain equity transactions. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Orion's cash is primarily deposited with one financial institution. At times, deposits in this institution exceeds the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three and six months ended September 30, 2025 and 2024, no suppliers accounted for more than 10% of total cost of revenue.

For the three months ended September 30, 2025, two customers accounted for 34.3% and 13.9% of total revenue, respectively. For the six months ended September 30, 2025, one customer accounted for 32.2% of total revenue. For the three months ended September 30, 2024, two customers accounted for 25.0% and 12.5% of total revenue, respectively. For the six months ended September 30, 2024, two customers accounted for 23.0% and 10.4% of total revenue, respectively.

As of September 30, 2025, one customer accounted for 20.9% of accounts receivable. As of March 31, 2025, one customer accounted for 13.0% of accounts receivable.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“NASDAQ”)

As previously disclosed, on September 20, 2024, Orion received written notice from the Listing Qualifications Department (the “Staff”) of NASDAQ notifying Orion that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) for continued listing on NASDAQ, as the closing bid price of the Orion’s common stock had been below $1.00 per share for 30 consecutive trading days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), Orion was granted 180 calendar days, or until March 19, 2025, to regain compliance with the Minimum Bid Price Rule which was followed by another 180-day extension. On March 19, 2025, Orion submitted a formal request to NASDAQ for an additional 180-calendar day period to regain compliance with the Minimum Bid Price Rule and provided written notice to NASDAQ of its intent to effectuate a reverse stock split during the additional compliance period if necessary to regain compliance with the Minimum Bid Price Rule.

On March 20, 2025, Orion received a letter from NASDAQ granting Orion the additional period, through September 15, 2025, to regain compliance with the Minimum Bid Price Rule.

Ultimately, in order to regain compliance with the Minimum Bid Price Rule, Orion effected a 1-for-10 reverse stock split of its common stock as of the opening of trading on August 22, 2025.

As a result of the effect of Orion's reverse stock split, on September 8, 2025, Orion received a written notification from the Staff indicating that Orion had regained compliance with the Minimum Bid Price Rule. Consequently, Orion is now in compliance with all applicable listing standards of, and will continue to be listed on, the Nasdaq.

Recent Accounting Pronouncements

Issued: Not Yet Adopted

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments - Credit Losses (Topic 326), which modifies the current credit loss guidance in Topic 326 to expand on how an entity develops and estimate of expected credit losses. The amendments in this update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit loses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, as follows: 1. Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. 2. Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which modifies the disclosure and presentation requirements relating to expenses shown on the statements of operations. The amendments in the update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities. 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expense and, in annual reporting periods, an entity's definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

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

NOTE 3 — REVENUE

Orion generates revenue primarily by selling commercial lighting fixtures and components, installing these fixtures in its customer's facilities, and providing maintenance services including repairs and replacements for the lighting and related electrical components deployed in its customer's facilities. Orion recognizes revenue in accordance with the guidance in "Revenue from Contracts with Customers" (Topic 606)(Accounting Standards Codification ("ASC") "ASC" 606") when control of the goods or services being provided (which Orion refers to as a performance obligation) is transferred to a customer at an amount that reflects the consideration management expects to receive in exchange for those goods or services. Prices are generally fixed at the time of order confirmation, either for the contract as a whole or for the hourly rates that will be charged for the type of maintenance services delivered. The amount of expected consideration includes estimated deductions and early payment discounts calculated based on historical experience, customer rebates based on agreed upon terms applied to actual and projected sales levels over the rebate period, and any amounts paid to customers in conjunction with fulfilling a performance obligation.

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

The following tables provide detail of Orion’s total revenue for the three and six months ended September 30, 2025 and September 30, 2024 (dollars in thousands):

	Three Months Ended September 30, 2025			Six Months Ended September 30, 2025
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$8,202	$2,357	$10,559	$18,471	$4,804	$23,275
Maintenance services	2,045	2,446	4,491	3,546	4,942	8,488
Electric vehicle charging	2,461	2,303	4,764	4,037	3,423	7,460
Solar energy related revenues	4	—	4	4	—	4
Total revenues from contracts with customers	12,712	7,106	19,818	26,058	13,169	39,227
Revenue accounted for under other guidance	101	—	101	267	—	267
Total revenue	$12,813	$7,106	$19,919	$26,325	$13,169	$39,494

	Three Months Ended September 30, 2024			Six Months Ended September 30, 2024
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$9,301	$1,297	$10,598	$19,345	$3,971	$23,316
Maintenance services	1,123	2,674	3,797	2,123	4,997	7,120
Electric vehicle charging	1,702	3,023	4,725	3,391	5,165	8,556
Solar energy related revenues	2	—	2	17	—	17
Total revenues from contracts with customers	12,128	6,994	19,122	24,876	14,133	39,009
Revenue accounted for under other guidance	239	—	239	258	—	258
Total revenue	$12,367	$6,994	$19,361	$25,134	$14,133	$39,267

From time to time, Orion sells the receivables from one customer to a financing institution. The total amount received from the advances of these receivables was $0.0 million and $0.5 million for the three and six months ended September 30, 2025, respectively. Orion's losses on these sales were $26 thousand and $2 thousand for the three and six months ended September 30, 2025, respectively, and are included in Interest expense in the Condensed Consolidated Statements of Operations. The total amount received from the advances of these receivables was $0.6 million for the three and six months ended September 30, 2024. Orion's losses on these sales were $18 thousand for the three and six months ended September 30, 2024.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of September 30, 2025 and March 31, 2025 (dollars in thousands):

	September 30, 2025	March 31, 2025
Accounts receivable, net	$11,514	$12,845
Revenue earned but not billed (1)	$3,654	$2,908
Deferred revenue (2)	$216	$367

(1) Within the revenue earned not billed line on the Condensed Consolidated Balance Sheets, $0.1 million is accounted for as a sales type lease under ASC 842, and therefore not considered a "contract asset", which is an asset defined by ASC 606.

(2) Includes the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the power purchase agreements. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

There were no significant changes in the contract assets outside of standard increases due to timing of contract completion, offset by the reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of September 30, 2025, and March 31, 2025, includes $0.2 million and $0.4 million, respectively, of contract liabilities which represent consideration received from a new customer contract on which installation has not yet begun and Orion has not fulfilled the promises included. Of the $0.4 million outstanding as of March 31, 2025, $0.3 million has been recognized as revenue for the six months ended September 30, 2025.

Orion's performance obligations related to lighting fixtures and EV charging stations typically do not exceed nine months in duration. As a result, Orion has elected the practical expedient that provides an exemption to the disclosure requirements regarding information about value assigned to remaining performance obligations on contracts that have original expected durations of one year or less.

NOTE 4 — ACCOUNTS RECEIVABLE

As of September 30, 2025 and March 31, 2025, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	September 30, 2025	March 31, 2025
Accounts receivable, gross	$11,608	$12,909
Allowance for credit losses	(94)	(64)
Accounts receivable, net	$11,514	$12,845

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$(74)	$(107)	$(64)	$(72)
Credit loss expense	(20)	(15)	(30)	(55)
Write-off	—	56	—	61
End of period	$(94)	$(66)	$(94)	$(66)

NOTE 5 — INVENTORIES

As of September 30, 2025 and March 31, 2025, Orion's inventory balances, net of excess and obsolete reserves of $2.0 million and $1.8 million, respectively, were as follows (dollars in thousands):

Inventories
As of September 30, 2025
Raw materials and components	$3,587
Work in process	158
Finished goods	6,680
Total	$10,425

As of March 31, 2025
Raw materials and components	$4,691
Work in process	286
Finished goods	6,415
Total	$11,392

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees and value added tax receivable. Prepaid expenses totaled $1.0 million and $1.3 million as of September 30, 2025 and March 31, 2025, respectively.

Other current assets as of September 30, 2025 and March 31, 2025 consists primarily of $0.2 million and $0.6 million, respectively, of prepaid software and services.

NOTE 7 — PROPERTY AND EQUIPMENT

As of September 30, 2025 and March 31, 2025, property and equipment, net, included the following (dollars in thousands):

	September 30, 2025	March 31, 2025
Land and land improvements	$433	$433
Buildings and building improvements	9,552	9,552
Furniture, fixtures and office equipment	7,719	7,886
Leasehold improvements	496	493
Equipment leased to customers	4,997	4,997
Plant equipment	10,995	11,011
Vehicles	464	464
Construction in progress	298	—
Gross property and equipment	34,954	34,836
Less: accumulated depreciation	(27,130)	(26,810)
Total property and equipment, net	$7,824	$8,026

NOTE 8 — LEASES

From time to time, Orion leases assets from third parties. Orion also leases certain assets to third parties.

Under ASC 842, both finance and operating lease Right-Of-Use ("ROU") assets and lease liabilities for leases with initial terms in excess of 12 months are recognized at the commencement date based on the present value of lease payments over the lease term. Orion recognizes lease expense for leases with an initial term of 12 months or less, referred to as short term leases, on a straight-line basis over the lease term.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	September 30, 2025	March 31, 2025
Assets
Operating lease assets	Other long-term assets	$3,080	$3,456
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$800	$794
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,436	2,829
Total lease liabilities		$3,236	$3,623

Orion had operating lease costs of $0.3 million and $0.6 million for the three and six months ended September 30, 2025, respectively. Orion had operating lease costs of $0.3 million and $0.7 million for the three and six months ended September 30, 2024, respectively.

The estimated maturity of lease liabilities for each of the remaining years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2026 (period remaining)	$512
Fiscal 2027	886
Fiscal 2028	803
Fiscal 2029	828
Fiscal 2030	707
Total lease payments	$3,736
Less: Interest	(500)
Present value of lease liabilities	$3,236

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

Revenues, and production and acquisition costs, associated with sales-type leases are included in Product revenue and Cost of product revenue in the Condensed Consolidated Statements of Operations. These amounts are recorded for each fixture separately based on the customer’s monthly acknowledgment that specified fixtures have been installed and are operating as specified. The execution of the acknowledgment is considered the commencement date as defined in ASC 842.

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the quarter ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$73	$209	$210	$209
Cost of product revenue	$98	$195	$149	$195

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

As of September 30, 2025, and March 31, 2025, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	September 30, 2025				March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$1,877	$(1,585)	$292	8.6	$1,895	$(1,568)	$327
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	300	(180)	120	2.0	300	(150)	150
Customer relationships	5,000	(4,996)	4	—	5,000	(4,763)	237
Vendor relationships	2,600	(1,111)	1,489	4.0	2,600	(925)	1,675
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$10,735	$(8,830)	$1,905	4.6	$10,753	$(8,364)	$2,389

Indefinite-lived Intangible Assets
Trade name and trademarks	$990	$—	$990		$990	$—	$990
Total Non-Amortized Intangible Assets	$990	$—	$990		$990	$—	$990

Amortization expense on intangible assets was $0.2 million and $0.5 million for the three and six months ended September 30, 2025, and 2024, respectively.

The estimated amortization expense for the remainder of fiscal 2026, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2026 (period remaining)	$245
Fiscal 2027	476
Fiscal 2028	440
Fiscal 2029	404
Fiscal 2030	219
Thereafter	121
Total	$1,905

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of September 30, 2025, and March 31, 2025, accrued expenses and other included the following (dollars in thousands):

	September 30, 2025	March 31, 2025
Accrued acquisition earnout	$—	$3,263
Other accruals	2,051	2,180
Compensation and benefits	2,883	2,424
Credits due to customers	1,252	1,581
Accrued project costs	2,356	2,283
Warranty	427	449
Sales returns reserve	117	273
Sales tax	275	177
Legal and professional fees	54	98
Total	$9,415	$12,728

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$637	$728	$640	$725
Accruals	76	63	144	171
Warranty claims (net of vendor reimbursements)	(92)	(99)	(163)	(204)
End of period	$621	$692	$621	$692

As of March 31, 2025, the balance of the accrued acquisition earnout was $3.3 million. During the second quarter, Orion issued common stock to Final Frontier to the value of $1 million and paid $875 thousand in cash as partial payment of the accrued acquisition earnout. See Note 12 below for additional details around the remaining accrued earnout liability. These compensatory payments have been expensed over the course of the earnout periods to the extent they were or are earned. On June 23, 2025, Orion entered into a binding term sheet (the “Initial Term Sheet”) with respect to its remaining earnout obligations owed to the owner of Voltrek pursuant to the Voltrek Acquisition, and on July 31, 2025, Orion entered into an amendment to the Initial Term Sheet (the "Term Sheet Amendment"), each as further described in Note 12 below. Pursuant to the Initial Term Sheet, as amended by the Term Sheet Amendment (the “Term Sheet”), on September 30, 2025, Orion, as borrower, Great Lakes Energy Technologies, LLC (“Great Lakes”), Clean Energy Solutions, LLC (“Clean Energy”), Orion Asset Management, LLC (“Asset Management”), Orion Technologies Ventures, LLC (“Orion Technology”, and together with Voltrek, Clean Energy, Asset Management and Orion Technology, the “Company Subsidiaries”) and Voltrek, as guarantors, and Final Frontier, as lender, entered into a senior subordinated loan agreement (the “Subordinated Loan Agreement”), pursuant to which Final Frontier agreed to defer payment of the Remaining Earnout Amount (as defined below) by Orion pursuant to the terms of the Subordinated Loan Agreement. Orion’s obligation to pay the Remaining Earnout Amount is further evidenced by a senior subordinated note issued by Orion under the Subordinated Loan Agreement (the “Senior Subordinated Note”).

NOTE 11 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net loss per common share reflects the dilution that would occur if restricted shares were vested. In the computation of diluted net loss per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For the three and six months ended September 30, 2025 and 2024, Orion was in a net loss position; therefore, the Basic and Diluted weighted-average shares outstanding are equal because any increase to the basic shares would be anti-dilutive. Net loss per common share is calculated based upon the following shares:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss (in thousands)	$(581)	$(3,625)	$(1,825)	$(7,383)
Denominator:
Weighted-average common shares outstanding	3,498,786	3,282,548	3,415,612	3,271,863
Weighted-average common shares and common share equivalents outstanding	3,498,786	3,282,548	3,415,612	3,271,863
Net loss per common share:
Basic	$(0.17)	$(1.10)	$(0.53)	$(2.26)
Diluted	$(0.17)	$(1.10)	$(0.53)	$(2.26)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net loss per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Time-Based Restricted shares	104,053	136,359	104,053	136,359
Performance-Based Restricted shares	80,160	152,994	80,160	152,994
Total	184,213	289,353	184,213	289,353

NOTE 12 — DEBT

Debt, including the revolving credit facility, consisted of the following (dollars in thousands):

	September 30, 2025	March 31, 2025
Revolving credit facility	$5,750	$7,000
Term loan	3,148	3,324
Subordinated debt, net	1,005	—
Total long-term debt	9,903	10,324
Less current maturities	(653)	(353)
Long-term debt, less current maturities	$9,250	$9,971

Revolving Credit Facility

On December 29, 2020, Orion entered into a $25 million Loan and Security Agreement with Bank of America, N.A. (“Bank of America”), as lender (as amended, the “Credit Agreement”). The Credit Agreement provides for a $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2025, the borrowing base of the Credit Facility supported approximately $14.1 million of availability, with $8.3 million of remaining availability net of $5.8 million borrowed.

Borrowings under the Credit Agreement are permitted in the form of Secured Overnight Financing Rate (“SOFR”), or prime rate-based loans and generally bear interest at floating rates plus an applicable margin determined by reference to Orion’s availability under the Credit Agreement. Among other fees, Orion is required to pay an annual facility fee and a fee on the unused portion of the Credit Facility.

The Credit Agreement includes a springing minimum fixed cost coverage ratio of 1.0 to 1.0 when excess availability under the Credit Facility falls below $4.0 million of the committed facility. Currently, the required springing minimum fixed cost coverage ratio is not required.

The Credit Agreement also contains customary events of default and other covenants, including certain restrictions on Orion's ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on Orion's stock, redeem, retire, or purchase shares of Orion's stock, make investments or pledge or transfer assets. If an event of default under the Credit Agreement occurs and is continuing, then the lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if Orion becomes the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.

Effective November 4, 2022, Orion, with Bank of America as lender, executed Amendment No. 1 to its Credit Agreement (“Amendment No. 1”). The primary purpose of Amendment No. 1 was to include the assets of the acquired subsidiaries, Stay-Lite Lighting, Inc. (“Stay-Lite”) and Voltrek, as secured collateral under the Credit Agreement. Accordingly, eligible assets of Stay-Lite and Voltrek will be included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the Credit Agreement. Amendment No. 1 also clarified that the earnout liabilities associated with the Stay-Lite and Voltrek transactions are permitted under the Credit Agreement and that the expenses recognized in connection with those earnouts should be added back in the computation of EBITDA, as defined, under the Credit Agreement.

Effective April 22, 2024, Orion, with Bank of America as lender, executed Amendment No. 2 to its Credit Agreement (“Amendment No. 2”). The primary purpose of Amendment No. 2 was to add a $3.525 million mortgage loan facility to the Credit Agreement secured by Orion’s office headquarters property in Manitowoc, Wisconsin. Amendment No. 2 also broadened the definition of receivables to encompass government receivables as being eligible to be included in Orion’s borrowing base calculation for the purpose of establishing Orion monthly borrowing availability under the Credit Agreement. Quarterly installments of $88,125 are due on the first day of each fiscal quarter beginning October 1, 2024.

Effective October 30, 2024, Orion, with Bank of America as lender, executed Amendment No. 3 ("Amendment No. 3") to its Credit Agreement. The primary purpose of Amendment No. 3 was to extend the maturity date of the Credit Facility from December 29, 2025 to June 30, 2027.

As of September 30, 2025, Orion was in compliance with all debt covenants.

Subordinated Debt

The below table outlines the total subordinated debt, net of the costs incurred to issue the debt (numbers in thousands):

	September 30, 2025	March 31, 2025
Subordinated debt	$1,388	$—
Issuance costs	(383)	—
Subordinated debt, net	$1,005	$—

Effective on June 23, 2025, Orion entered into the Term Sheet with Final Frontier, LLC (“Final Frontier”) and its owner Kathleen Connors, the prior owner of Voltrek, with respect to Orion’s remaining earnout obligations owed to Final Frontier pursuant to its October 5, 2022 acquisition of Voltrek. Pursuant to the Term Sheet, on August 1, 2025, Orion paid Final Frontier $500,000, and on September 2, 2025 Orion paid an additional $375,000, in full and final payment of its fiscal 2024 Voltrek acquisition earnout obligations. Additionally, pursuant to the Term Sheet, on July 16, 2025, Orion issued $1.0 million in common stock of Orion, constituting 164,908 shares, to Kathleen Connors in partial payment of Orion’s fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earnout obligations. Orion agreed with Final Frontier to pay the remainder of the finally determined remaining amount of Orion’s fiscal 2025 earnout obligations (the “Remaining Earnout Amount”) pursuant to the Subordinated Loan Agreement (as defined below). In addition, Orion and Final Frontier agreed to submit the final determination of its Remaining Earnout Amount to binding arbitration.

Pursuant to the Term Sheet, on September 30, 2025, Orion, as borrower, the Company Subsidiaries and Voltrek, as guarantors, and Final Frontier, as lender, entered into the Subordinated Loan Agreement, pursuant to which Final Frontier agreed to defer payment of the Remaining Earnout Amount by Orion pursuant to the terms of the Subordinated Loan Agreement. Orion’s obligation to pay the Remaining Earnout Amount is further evidenced by the Senior Subordinated Note. Orion agreed to pay monthly principal payments to Final Frontier on the Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through the maturity date of July 15, 2027. Orion also agreed to pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025, subject to adjustment following the final determination in binding arbitration of the Remaining Earnout Amount, as set forth in more detail in the Subordinated Loan Agreement. Orion has the right to pay up to 20% of the remaining principal on the Senior Subordinated Note on the maturity date in shares of its common stock.

On September 30, 2025, in order to secure Orion’s obligations to Final Frontier under the Subordinated Loan Agreement and Senior Subordinated Note, Orion, the Company Subsidiaries and Final Frontier entered into a security agreement (the “Security Agreement”), pursuant to which Orion and each Company Subsidiary granted Final Frontier a security interest in, and lien upon, substantially all of Orion’s and each Company Subsidiary’s assets, which security interest and lien are subordinated pursuant to the Subordination Agreement (as defined below) to the first priority security interest and lien of Bank of America.

Additionally, on September 30, 2025, Orion, the Company Subsidiaries, Final Frontier and Bank of America, entered into a subordination and intercreditor agreement (the “Subordination Agreement”), pursuant to which Orion and the Company Subsidiaries’ obligations under the Subordinated Loan Agreement and Senior Subordinated Note and liens granted under the Security Agreement are subordinated to Orion’s senior credit facilities with Bank of America, as set forth in more detail in the Subordination Agreement.

In connection with Orion’s entry into the Subordinated Loan Agreement, Senior Subordinated Note, Security Agreement and Subordination Agreement, on September 30, 2025, Orion, the Company Subsidiaries and Bank of America entered into an Amendment No. 4 to its Credit Agreement (“Amendment No. 4”), pursuant to which Bank of America consented to the subordinated liens granted by Orion and the Company Subsidiaries in favor of Final Frontier and consented to the Remaining Earnout Amount evidenced by the Subordinated Loan Agreement in (a) a maximum amount of up $3.0 million following the final determination in binding arbitration of the Remaining Earnout Amount or (b) such higher amount as consented to in writing by Bank of America promptly following its receipt of notice of the binding arbitration decision. In addition, Amendment No. 4 permits Orion to make the cash interest and principal payments to Final Frontier as set forth in the Subordinated Loan Agreement, subject to the terms set forth in Amendment No. 4 and the Subordination Agreement.

The carrying value of the subordinated debt approximates fair value.

Voltrek Earnout

The initial purchase price in the Voltrek Acquisition consisted of $5.0 million cash and $1.0 million of common stock. We also paid $3.0 million in initial earnout payments based on Voltrek's financial performance in fiscal 2023. We may owe additional material earnout payments based on Voltrek's financial performance in fiscal 2025.

The final Voltrek Acquisition Remaining Earnout Amount determined to be owed by us could be in excess of our current accrued liability for such Remaining Earnout Amount and could materially adversely affect our future liquidity.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book loss before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended September 30, 2025 and 2024, Orion recorded income tax expense of $10 thousand and $23 thousand, respectively. For the six months ended September 30, 2025 and 2024, Orion recorded income tax expense of $23 thousand and $44 thousand, respectively.

As of September 30, 2025 and March 31, 2025, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

Uncertain Tax Positions

As of September 30, 2025, Orion’s balance of gross unrecognized tax benefits was approximately $0.3 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Reverse Stock Split

On August 22, 2025, Orion enacted a 1-for-10 reverse stock split in order to remain compliant with the Minimum Bid Price Rule. The par value was not adjusted for the reverse stock split. All share and per share data have been adjusted for all periods presented to reflect the reverse stock split.

Employee Stock Purchase Plan

In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended September 30, 2025, Orion issued 20 shares under the ESPP plan at a closing market price of $8.76. In the three months ended September 30, 2024, Orion issued 69 shares under the ESPP plan at a closing market price of $8.60.

Sale of Shares

In March 2023, Orion filed a shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Orion currently has the flexibility to publicly offer and sell from time to time up to $100 million of debt and/or equity securities, subject to regulatory limitations. The filing of the shelf registration statement may help facilitate Orion’s ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.

In March 2021, Orion entered into an At Market Issuance Sales Agreement to undertake an “at the market” (ATM) public equity capital raising program pursuant to which Orion may offer and sell shares of common stock from time to time, having an aggregate offering price of up to $50 million. In March 2025, the ATM was terminated without any shares being sold thereunder.

NOTE 16 — STOCK OPTIONS AND RESTRICTED SHARES

At Orion’s 2023 annual meeting of shareholders, Orion’s shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the “Amended 2016 Plan”). The Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 350,000 shares to 600,000 shares (an increase of 250,000 shares); added a minimum vesting period for all awards granted under the Amended 2016 Plan (with limited exceptions); and added a specific prohibition on the payment of dividends and dividend equivalents on unvested awards.

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

The following amounts of Orion's consolidated stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Cost of product revenue	$2	$2	$4	$4
General and administrative	142	336	296	618
Sales and marketing	12	8	21	15
Research and development	1	2	2	5
Total	$157	$348	$323	$642

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2025	133,159	$13.00	152,994	$14.30
Shares issued	48,000	$5.93	—	$—
Shares vested	(67,524)	$14.76	—	$—
Shares forfeited	(9,582)	$10.57	(72,834)	$14.37
Shares outstanding at September 30, 2025	104,053	$8.82	80,160	$12.80

The following table summarized information with respect to performance-based option and time-based option activity:

	Time-Based Options		Performance-Based Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at March 31, 2025	—	$—	—	$—
Options granted	26,082	$6.04	50,000	$6.00
Options outstanding at September 30, 2025	26,082	$6.04	50,000	$6.00

As of September 30, 2025, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 1.8 years, was approximately $1.3 million.

NOTE 17 — SEGMENT DATA

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Orion's CODM is the chief executive officer. Orion's CODM focuses primarily on each segment's ability to generate sufficient revenues and manage cost of services along with operating expenses. As such, the CODM measures operating performance at the segment level based on operating income or loss, including evaluation of budget to actual variances. Orion evaluates and reports on the business using three segments: lighting segment, maintenance segment and electric vehicle charging segment (“EV segment”).

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

Corporate and Other

Corporate and other is comprised of operating expenses not allocated to Orion’s segments and adjustments to reconcile to consolidated results.

Three Months Ended September 30, 2025
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$8,307	$2,045	$2,461	$—	$12,813
Service revenue	2,357	2,446	2,303	—	7,106
Total revenue	10,664	4,491	4,764	—	19,919
Cost of product revenue	6,078	1,145	1,554	—	8,777
Cost of service revenue	1,816	2,120	1,029	—	4,965
Total cost of revenue	7,894	3,265	2,583	—	13,742
Gross profit	2,770	1,226	2,181	—	6,177
Operating expenses:
General and administrative	1,557	527	904	824	3,812
Sales and marketing	1,954	112	195	115	2,376
Research and development	112	33	23	63	231
Total operating expenses	3,623	672	1,122	1,002	6,419
Income (loss) from operations	(853)	554	1,059	(1,002)	(242)
Other income (expense):
Royalty income					1
Interest expense					(280)
Amortization of debt issue cost					(50)
Total other expense					(329)
Loss before income tax					$(571)

Three Months Ended September 30, 2024
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$9,543	$1,122	$1,702	$—	$12,367
Service revenue	1,297	2,674	3,023	—	6,994
Total revenue	10,840	3,796	4,725	—	19,361
Cost of product revenue	6,893	769	1,226	—	8,888
Cost of service revenue	1,170	2,454	2,377	—	6,001
Total cost of revenue	8,063	3,223	3,603	—	14,889
Gross profit	2,777	573	1,122	—	4,472
Operating expenses:
General and administrative	1,623	740	1,389	816	4,568
Sales and marketing	2,252	145	315	136	2,848
Research and development	184	41	21	82	328
Total operating expenses	4,059	926	1,725	1,034	7,744
Loss from operations	(1,282)	(353)	(603)	(1,034)	(3,272)
Other income (expense):
Royalty income					1
Interest expense					(283)
Amortization of debt issue cost					(48)
Total other expense					(330)
Loss before income tax					$(3,602)

Six Months Ended September 30, 2025
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$18,742	$3,546	$4,037	$—	$26,325
Service revenue	4,804	4,942	3,423	—	13,169
Total revenue	23,546	8,488	7,460	—	39,494
Cost of product revenue	13,201	1,978	2,420	—	17,599
Cost of service revenue	3,532	4,338	1,947	—	9,817
Total cost of revenue	16,733	6,316	4,367	—	27,416
Gross profit	6,813	2,172	3,093		12,078
Operating expenses:
General and administrative	3,356	1,202	1,822	1,722	8,102
Sales and marketing	3,863	220	492	218	4,793
Research and development	212	67	42	117	438
Total operating expenses	7,431	1,489	2,356	2,057	13,333
Income (loss) from operations	(618)	683	737	(2,057)	(1,255)
Other income (expense):
Royalty income					3
Interest expense					(449)
Amortization of debt issue cost					(101)
Total other expense					(547)
Loss before income tax					$(1,802)

Six Months Ended September 30, 2024
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$19,620	$2,123	$3,391	$—	$25,134
Service revenue	3,971	4,997	5,165	—	14,133
Total revenue	23,591	7,120	8,556	—	39,267
Cost of product revenue	14,047	1,223	2,159	—	17,429
Cost of service revenue	3,876	5,197	3,994	—	13,067
Total cost of revenue	17,923	6,420	6,153	—	30,496
Gross profit	5,668	700	2,403		8,771
Operating expenses:
General and administrative	3,296	1,639	2,528	1,635	9,098
Sales and marketing	4,527	311	671	275	5,784
Research and development	331	78	39	145	593
Total operating expenses	8,154	2,028	3,238	2,055	15,475
Loss from operations	(2,486)	(1,328)	(835)	(2,055)	(6,704)
Other income (expense):
Royalty income					16
Interest expense					(545)
Amortization of debt issue cost					(106)
Total other expense					(635)
Loss before income tax					$(7,339)

	Depreciation and Amortization		Capital Expenditures
	Six Months Ended September 30,		Six Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Segments:
Lighting Segment	$345	$331	$55	$1
Maintenance Segment	100	204	4	—
EV Segment	503	505	—	1
Corporate and Other	147	242	251	27
	$1,095	$1,282	$310	$29

	Total Assets
(dollars in thousands)	September 30, 2025	March 31, 2025
Segments:
Lighting Segment	$19,838	$20,646
Maintenance Segment	5,354	4,384
EV Segment	7,109	11,963
Corporate and Other	15,601	15,470
	$47,902	$52,463

NOTE 18 — RESTRUCTURING

As part of Orion's restructuring effort in fiscal 2025, Orion entered into certain retention bonus agreements with certain key employees. The remainder of those retention bonuses were paid in the third quarter of fiscal 2025 and are not anticipated to recur. In addition, an inventory write-off was recognized in the first quarter of fiscal 2025 for inventory related to a customer Orion no longer does business with due to the restructuring, along with a lease breakage fee that occurred in the second quarter of fiscal

2025 due to the closing of the Pewaukee office. Orion's restructuring expense for the three and six months ended September 30, 2025 and 2024 is reflected within its Condensed Consolidated Statement of Operations as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Cost of product revenue	$—	$—	$—	$197
Cost of service revenue	—	149	—	149
General and administrative	—	173	—	368
Total Restructuring	$—	$322	$—	$714

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Segments:
Maintenance	$—	$313	—	699
Corporate and Other	—	9	—	15
Total Restructuring	$—	$322	$—	$714

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

Recent Developments

Reverse Stock Split

On August 22, 2025, Orion enacted a 1-for-10 reverse stock split on all common stock in order to remain compliant with the Minimum Bid Price Rule required by Nasdaq. By regaining compliance with the Minimum Bid Price Rule, the Company will continue to be listed on the Nasdaq Capital Market.

Finalization of Voltrek Earnout

Effective on October 5, 2022, we acquired all of the outstanding membership interest of Voltrek, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. In connection with such acquisition, we may owe additional material earnout payments based on Voltrek's financial performance in fiscal 2025 as described below. We have currently accrued an estimated liability of approximately $1.4 million for such Remaining Earnout Amount.

Effective on June 23, 2025, Orion entered into the Term Sheet with respect to Orion’s remaining earnout obligations owed to Final Frontier pursuant to its October 5, 2022 acquisition of Voltrek. Pursuant to the Term Sheet, on August 1, 2025, Orion paid Final Frontier $500,000, and on September 2, 2025 Orion paid an additional $375,000, in full and final payment of its fiscal 2024 Voltrek acquisition earnout obligations. Additionally, pursuant to the Term Sheet, on July 16, 2025, Orion issued $1.0 million in common stock of Orion, constituting 164,908 shares, to Kathleen Connors in partial payment of Orion’s fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earnout obligations. Orion agreed with Final Frontier to pay the remainder of the finally determined remaining amount of Orion’s fiscal 2025 earnout obligations Remaining Earnout Amount pursuant to the

Subordinated Loan Agreement (as defined below). In addition, Orion and Final Frontier agreed to submit the final determination of its Remaining Earnout Amount to binding arbitration.

Pursuant to the Term Sheet, on September 30, 2025, Orion, as borrower, the Company Subsidiaries and Voltrek, as guarantors, and Final Frontier, as lender, entered into the Subordinated Loan Agreement, pursuant to which Final Frontier agreed to defer payment of the Remaining Earnout Amount by Orion pursuant to the terms of the Subordinated Loan Agreement. Orion’s obligation to pay the Remaining Earnout Amount is further evidenced by the Senior Subordinated Note. Orion agreed to pay monthly principal payments to Final Frontier on the Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through the maturity date of July 15, 2027. Orion also agreed to pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025, subject to adjustment following the final determination in binding arbitration of the Remaining Earnout Amount, as set forth in more detail in the Subordinated Loan Agreement. Orion has the right to pay up to 20% of the remaining principal on the Senior Subordinated Note on the maturity date in shares of its common stock.

In connection with Orion’s entry into the Subordinated Loan Agreement, Senior Subordinated Note, Security Agreement and Subordination Agreement, on September 30, 2025, Orion, the Company Subsidiaries and Bank of America entered into Amendment No. 4 to the Company’s Credit Agreement, pursuant to which Bank of America consented to the subordinated liens granted by Orion and the Company Subsidiaries in favor of Final Frontier and consented to the Remaining Earnout Amount evidenced by the Subordinated Loan Agreement in (a) a maximum amount of up $3.0 million following the final determination in binding arbitration of the Remaining Earnout Amount or (b) such higher amount as consented to in writing by Bank of America promptly following its receipt of notice of the binding arbitration decision. .

The final Remaining Earnout Amount determined to be owed by us could be in excess of our current accrued liability for such Remaining Earnout Amount and could materially adversely affect our future liquidity.

Replacing Reduced Revenue from Primary Customer

In fiscal 2025 and 2024, one customer accounted for 24.3% and 25.2% of our total revenue, respectively. In fiscal 2026, we expect that our customer concentration will continue at the approximate range experienced in fiscal 2025 and 2024. We continue to attempt to diversify our customer base by expanding our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market.

Results of Operations - Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024		2025	2024
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$12,813	$12,367	3.6%	64.3%	63.9%
Service revenue	7,106	6,994	1.6%	35.7%	36.1%
Total revenue	19,919	19,361	2.9%	100.0%	100.0%
Cost of product revenue	8,777	8,888	(1.2)%	44.1%	45.9%
Cost of service revenue	4,965	6,001	(17.3)%	24.9%	31.0%
Total cost of revenue	13,742	14,889	(7.7)%	69.0%	76.9%
Gross profit	6,177	4,472	38.1%	31.0%	23.1%
General and administrative	3,812	4,568	(16.5)%	19.1%	23.6%
Sales and marketing	2,376	2,848	(16.6)%	11.9%	14.7%
Research and development	231	328	(29.6)%	1.2%	1.7%
Loss from operations	(242)	(3,272)	(92.6)%	(1.2)%	(16.9)%
Interest expense	(280)	(283)	(1.1)%	(1.4)%	(1.5)%
Amortization of debt issue costs	(50)	(48)	4.2%	(0.3)%	(0.2)%
Royalty income	1	1	—	0.0%	0.0%
Loss before income tax	(571)	(3,602)	(84.1)%	(2.9)%	(18.6)%
Income tax expense	10	23	(56.5)%	0.1%	0.1%
Net loss	$(581)	$(3,625)	(84.0)%	(2.9)%	(18.7)%

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 3.6%, or $0.4 million, for the second quarter of fiscal 2026 versus the second quarter of fiscal 2025. Service revenue increased 1.6%, or $0.1 million, for the second quarter of fiscal 2026 versus the second quarter of fiscal 2025. The resulting increase in total revenue was due to increased revenue in the Maintenance segment due to higher volume. Cost of product revenue decreased by 1.2%, or $0.1 million, in the second quarter of fiscal 2026 versus the comparable period in fiscal 2025. Cost of service revenue decreased by 17.3%, or $1.0 million, in the second quarter of fiscal 2026 versus the comparable period in fiscal 2025, primarily due to the restructuring efforts made in fiscal 2025. Gross margin increased from 23.1% of revenue in the second quarter of fiscal 2025 to 31.0% of revenue in the second quarter of fiscal 2026, due primarily to increases in the EV and maintenance segments.

Operating Expenses

General and Administrative. General and administrative expenses decreased 16.5%, or $0.8 million, in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. This comparative decrease was primarily due to no Voltrek earnout expense being recognized in fiscal 2026, as fiscal 2025 was the final year for the Voltrek earnout, along with decreased wages and benefits as a result of the restructuring that took place in fiscal 2025. These decreases were partially offset by costs relating to effecting the reverse stock split.

Sales and Marketing. Sales and marketing expenses decreased 16.6%, or $0.5 million, in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. This comparative decrease was primarily due to the decreased wages and benefits as a result of the restructuring that took place in fiscal 2025, which was partially offset by increased commissions.

Research and Development. Research and development expenses decreased 29.6%, or $0.1 million, in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025.

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	% Change
Revenue	$10,664	$10,840	(1.6)%
Operating loss	$(853)	$(1,281)	33.4%
Operating margin	(8.0)%	(11.8)%

Lighting segment revenue in the second quarter of fiscal 2026 decreased by 1.6%, or $0.2 million, compared to the second quarter of fiscal 2025. The decrease in operating loss in this segment was a result of a decrease in cost of sales along with lower operating expenses.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	% Change
Revenue	$4,491	$3,796	18.3%
Operating income (loss)	$554	$(352)	257.4%
Operating margin	12.3%	(9.3)%

Maintenance segment revenue in the second quarter of fiscal 2026 increased by 18.3%, or $0.7 million, compared to the second quarter of fiscal 2025 primarily due to increased work orders from our major customer. Operating income in this segment increased as a result of an increase in revenues and product sales directly to customer contractors, along with a decrease in cost of sales and operating expenses as a result of restructuring efforts in fiscal 2025.

EV Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	% Change
Revenue	$4,764	$4,725	0.8%
Operating income (loss)	$1,059	$(604)	275.3%
Operating margin	22.2%	(12.8)%

EV segment revenue in the second quarter of fiscal 2026 increased by 0.8%, or $39 thousand, compared to the second quarter of fiscal 2025. Operating income increased $1.7 million in the second quarter of fiscal 2026 due to increased project margins along with lower operating expenses.

Results of Operations - Six Months Ended September 30, 2025 versus Six Months Ended September 30, 2024

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Six Months Ended September 30,
	2025	2024		2025	2024
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$26,325	$25,134	4.7%	66.7%	64.0%
Service revenue	13,169	14,133	(6.8)%	33.3%	36.0%
Total revenue	39,494	39,267	0.6%	100.0%	100.0%
Cost of product revenue	17,599	17,429	1.0%	44.6%	44.4%
Cost of service revenue	9,817	13,067	(24.9)%	24.9%	33.3%
Total cost of revenue	27,416	30,496	(10.1)%	69.4%	77.7%
Gross profit	12,078	8,771	37.7%	30.6%	22.3%
General and administrative	8,102	9,098	(10.9)%	20.5%	23.2%
Sales and marketing	4,792	5,785	(17.2)%	12.1%	14.7%
Research and development	439	592	(25.8)%	1.1%	1.5%
Loss from operations	(1,255)	(6,704)	(81.3)%	(3.2)%	(17.1)%
Interest expense	(449)	(545)	(17.6)%	(1.1)%	(1.4)%
Amortization of debt issue costs	(101)	(106)	(4.7)%	(0.3)%	(0.3)%
Royalty income	3	16	(81.3)%	0.0%	0.1%
Loss before income tax	(1,802)	(7,339)	(75.4)%	(4.6)%	(18.7)%
Income tax expense	23	44	(47.7)%	0.1%	0.1%
Net loss	$(1,825)	$(7,383)	(75.3)%	(4.6)%	(18.8)%

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 4.7%, or $1.2 million, for the first six months of fiscal 2026 versus the first six months of fiscal 2025. Service revenue decreased 6.8%, or $1.0 million, for the first six months of fiscal 2026 versus the first six months of fiscal 2025. The resulting increase in total revenue was due to increased revenue in the Maintenance segment, which was partially offset by a decrease in revenue in the EV segment. Cost of product revenue decreased by 1.0%, or $0.2 million, in the first six months of fiscal 2026 versus the comparable period in fiscal 2025. Cost of service revenue decreased by 24.9%, or $3.3 million, in the first six months of fiscal 2026 versus the comparable period in fiscal 2025, primarily due to the restructuring efforts made in fiscal 2025. Gross margin increased from 22.3% of revenue in the first six months of fiscal 2025 to 30.6% in the first six months of fiscal 2026, due primarily to increased margins in the EV and maintenance segments.

Operating Expenses

General and Administrative. General and administrative expenses decreased 10.9%, or $1.0 million, in the first six months of fiscal 2026 compared to the first six months of fiscal 2025. This comparative decrease was primarily due to savings of $1 million due to no Voltrek earnout expense being recognized in fiscal 2026, as fiscal 2025 was the final year for the Voltrek earnout, along with decreased wages and benefits as a result of the restructuring that took place in fiscal 2025. These decreases in fiscal 2026 were partially offset by $152 thousand in reverse stock split fees, $148 thousand for debt-related legal fees, $92 thousand in severance expenses, $118 thousand in legal fees for the prior Chief Executive Officer termination, and the $500 thousand one-time signing bonus for the incoming Chief Executive Officer.

Sales and Marketing. Sales and marketing expenses decreased 17.2%, or $1.0 million, in the first six months of fiscal 2026 compared to the first six months of fiscal 2025. This comparative decrease was primarily due to $626 thousand in decreased wages and benefits as a result of the restructuring that took place in fiscal 2025, along with a $55 thousand decrease in commissions, $74 thousand decrease in recruiting, and reversals of bad debt due to payments coming in on previously written off receivables.

Research and Development. Research and development expenses decreased 25.8%, or $0.2 million, in the first six months of fiscal 2026 compared to the second quarter of fiscal 2025.

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2025	2024	% Change
Revenue	$23,546	$23,591	(0.2)%
Operating loss	$(618)	$(2,487)	(75.2)%
Operating margin	(2.6)%	(10.5)%

Lighting segment revenue in the first six months of fiscal 2026 decreased by 0.2%, or $45 thousand, compared to the first six months of fiscal 2025. The decrease in operating loss in this segment was a result of a decrease in cost of sales along with lower operating expenses.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2025	2024	% Change
Revenue	$8,488	$7,120	19.2%
Operating income (loss)	$683	$(1,328)	151.4%
Operating margin	8.0%	(18.7)%

Maintenance segment revenue in the first six months of fiscal 2026 increased by 19.2%, or $1.4 million, compared to the first six months of fiscal 2025 primarily due to increased work orders from our major customer. Operating income in this segment increased as a result of an increase in revenues and product sales directly to customer contractors, along with a decrease in cost of sales and operating expenses as a result of restructuring efforts in fiscal 2025.

EV Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Six Months Ended September 30,
	2025	2024	% Change
Revenue	$7,460	$8,556	(12.8)%
Operating income (loss)	$737	$(835)	188.3%
Operating margin	9.9%	(9.8)%

EV segment revenue in the first six months of fiscal 2026 decreased by 12.8%, or $1.1 million, compared to the first six months of fiscal 2025. Operating income increased $1.6 million in the first six months of fiscal 2026 due to increased project margins along with lower operating expenses.

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

We had approximately $5.2 million in cash and cash equivalents as of September 30, 2025, compared to $6.0 million at March 31, 2025. Our cash position decreased as a result of a $1.3 million repayment of debt in the first six months of fiscal 2026, partially offset by positive cash flows from operations.

Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost containment, working capital management and capital expenditures, as well as the final determination of the Remaining Earnout Amount. While we believe that we will likely have adequate available cash and equivalents and credit availability under our credit agreement to satisfy our currently anticipated working capital and liquidity requirements for at least the next 12 months based on our current cash flow forecast, if we experience significant liquidity constraints, we may be required to issue equity or debt securities, reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2025 and 2024 (in thousands):

	Six Months Ended September 30,
	2025	2024
Operating activities	$1,304	$(2,464)
Investing activities	(312)	155
Financing activities	(1,809)	2,523
(Decrease) increase in cash and cash equivalents	$(817)	$214

Cash Flows Related to Operating Activities. Cash provided by operating activities for the first six months of fiscal 2026 was $1.3 million and consisted of our net loss of $1.8 million adjusted for non-cash expense items and net cash provided in changes in operating assets of $3.1 million, the largest of which accounts receivable, net, prepaid expenses and other current assets, inventories, net, depreciation, and amortization, partially offset by a decrease in accrued expenses and other.

Cash used in operating activities for the first six months of fiscal 2025 was $2.5 million and consisted of our net loss of $7.4 million adjusted for non-cash expense items and net cash provided in changes in operating assets of $4.9 million, the largest of which was a $3.9 million decrease in accounts payable, which was mostly offset by increases in accounts receivable and inventories.

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.3 million in the first six months of fiscal 2026 consisted primarily of purchases of property and equipment, mostly related to our ERP implementation.

Cash provided by investing activities of $155 thousand in the first six months of fiscal 2025 consisted primarily of sales of property and equipment.

Cash Flows Related to Financing Activities. Cash used in financing activities of $1.8 million in the first six months of fiscal 2026 was primarily due to payments on our revolving credit facility and long-term debt, along with costs incurred related to the issuance of subordinated debt.

Cash provided by financing activities of $2.5 million in the first six months of fiscal 2025 was primarily due to the term loan discussed in Note 12 above, which was partially offset by payments on the revolving credit facility and long-term debt.

Working Capital

Our net working capital as of September 30, 2025 was $8.1 million, consisting of $32.0 million in current assets and $24.0 million in current liabilities. Our net working capital as of March 31, 2025 was $8.7 million, consisting of $35.5 million in current assets and $26.8 million in current liabilities.

We generally attempt to maintain at least a three-month supply of on-hand inventory of purchased components and raw materials to meet anticipated demand, as well as to reduce our risk of unexpected raw material or component shortages or supply interruptions. Our accounts receivable, net, inventories, net, accounts payable and revenue earned but not billed may increase to the extent our revenue and order levels increase.

Indebtedness

Revolving Credit Agreement

Our credit agreement provides for a $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2025, the borrowing base supported approximately $14.1 million of availability under the Credit Facility, with $5.8 million drawn against that availability. As of September 30, 2024, the borrowing base supported approximately $16.7 million of availability under the Credit Facility, with $9.0 million drawn against that availability.

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

Voltrek Earnout and Subordinated Debt

Effective on October 5, 2022, we acquired all of the outstanding membership interests of Voltrek, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. In connection with such acquisition, we may owe additional material earnout payments based on Voltrek’s financial performance in fiscal 2025 as described below. We have currently accrued an estimated liability of approximately $1.4 million for such Remaining Earnout Amount.

Effective on June 23, 2025, the Company entered into a binding term sheet, as subsequently amended, the Term Sheet, pursuant to which the Company agreed with Final Frontier to pay the remainder of the finally determined Remaining Earnout Amount pursuant to the Subordinated Loan Agreement. In addition, the Company and Final Frontier agreed to submit the final determination of the Remaining Earnout Amount to binding arbitration.

Pursuant to the Term Sheet, on September 30, 2025, the Company, as borrower, the Company Subsidiaries and Voltrek, as guarantors, and Final Frontier, as lender, entered into the Subordinated Loan Agreement, pursuant to which Final Frontier agreed to defer payment of the Remaining Earnout Amount by the Company pursuant to the terms of the Subordinated Loan Agreement. The Company’s obligation to pay the Remaining Earnout Amount is further evidenced by the Senior Subordinated Note. The Company agreed to pay monthly principal payments to Final Frontier on the Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through the maturity date of July 15, 2027. The Company also agreed to pay interest monthly to Final Frontier at the annual rate of 7% beginning on July 15, 2025, subject to adjustment following the final determination in binding arbitration of the Remaining Earnout Amount, as set forth in more detail in the Subordinated Loan Agreement. The Company has the right to pay up to 20% of the remaining principal on the Senior Subordinated Note on the maturity date in shares of its common stock.

In connection with the Company’s entry into the Subordinated Loan Agreement, Senior Subordinated Note, Security Agreement and Subordination Agreement, on September 30, 2025, the Company, the Company Subsidiaries and Bank of America entered into Amendment No. 4 to its Credit Agreement, pursuant to which Bank of America consented to the subordinated liens granted by the Company and the Company Subsidiaries in favor of Final Frontier and consented to the Remaining Earnout Amount evidenced by the Subordinated Loan Agreement in (a) a maximum amount of up $3.0 million following the final determination in binding arbitration of the Remaining Earnout Amount or (b) such higher amount as consented to in writing by Bank of America promptly following its receipt of notice of the binding arbitration decision.

The final Remaining Earnout Amount determined to be owed by us could be in excess of our current accrued liability for such Remaining Earnout Amount and could materially adversely affect our future liquidity.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $18.2 million and $17.3 million as of September 30, 2025 and March 31, 2025, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

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

As of September 30, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Reinstatement of Named Executive Officer Base Salaries and Director Retainers

As previously disclosed, on February 11, 2024, as part of our cost savings measures, we announced that our executive officers agreed to voluntarily temporarily reduce their base salaries by 10%. Simultaneously with our executive officers’ salary reductions, the members of our board of directors voluntarily temporarily reduced their retainers by 10%. On October 31, 2025, the Human Capital Management and Compensation Committee of our board of directors determined to fully reinstate the base salaries for our named executive officers and the retainers for the members of our board of directors, effective as of October 1, 2025.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1

Articles of Amendment to Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., effective August 22, 2025, filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 19, 2025, is hereby incorporated by reference.

10.1

Term Sheet, dated June 23, 2025, by an between Orion Energy Systems, Inc., Final Frontier, LLC and Kathleen Connors, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 3, 2025, is hereby incorporated by reference.

10.2

Earn Out Term Sheet Amendment, dated July 31, 2025, by and between Orion Energy Systems, Inc., Final Frontier, LLC and Kathleen Connors, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2025, is hereby incorporated by reference.

10.3

Senior Subordinated Loan Agreement, dated September 30, 2025, by and among Orion Energy Systems, Inc. Great Lakes Energy Technologies, LLC, Clean Energy Solutions, LLC, Orion Asset Management, LLC, Orion Technologies Ventures, LLC, Voltrek, LLC and Final Frontier, LLC, filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on October 3, 2025, is hereby incorporated for reference.

10.4

Senior Subordinated Note, dated September 30, 2025 by Orion Energy Systems, Inc. in favor of Final Frontier, LLC, filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on October 3, 2025, is hereby incorporated by reference.

10.5

Security Agreement, dated September 30, 2025, by and among Orion Energy Systems, Inc. Great Lakes Energy Technologies, LLC, Clean Energy Solutions, LLC, Orion Asset Management, LLC, Orion Technologies Ventures, LLC, Voltrek, LLC and Final Frontier, LLC, filed as Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on October 3, 2025, is hereby incorporated by reference.

10.6

Subordination and Intercreditor Agreement, dated September 30, 2025, by and among Orion Energy Systems, Inc, Great Lakes Energy Technologies, LLC, Clean Energy Solutions, LLC, Orion Asset Management, LLC, Orion Technologies Ventures, LLC, Voltrek, LLC, Final Frontier, LLC and Bank of America, N.A, filed as Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on October 3, 2025, is hereby incorporated by reference.

10.7

Amendment No. 4 to Loan and Security Agreement, dated September 30, 2025, by and among Orion Energy Systems, Inc., Great Lakes Energy Solutions, LLC, Clean Energy Solutions, LLC, Orion Asset Management, LLC, Orion Technology Ventures, LLC, Voltrek, LLC and Bank of America, N.A, filed as Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on October 3, 2025, is hereby incorporated by reference.

10.8

Management Support Agreement, dated September 30, 2025, by and among Orion Energy Systems, Inc., Final Frontier, LLC and Kathleen Connors, filed as Exhibit 10.7 to Registrant's Current Report on Form 8-K filed on October 3, 2025, is hereby incorporated by reference.

10.9

Board Observer Agreement, dated September 30, 2025, by and among Orion Energy Systems, Inc. and Kathleen Connors, filed as Exhibit 10.8 to Registrant's Current Report on Form 8-K filed on October 3, 2025, is hereby incorporated by reference.

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL and is contained in Exhibit 101.

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2025.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)