Form 10-Q
period 2025-12-31
ORION ENERGY SYSTEMS, INC.
filed 2026-02-05
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

There were 4,052,863 shares of the Registrant’s common stock outstanding on February 4, 2026.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2025	March 31, 2025
Assets
Cash and cash equivalents	$4,721	$5,972
Accounts receivable, net	13,249	12,845
Revenue earned but not billed	3,611	3,350
Inventories, net	9,866	11,392
Prepaid expenses and other current assets	1,356	1,939
Total current assets	32,803	35,498
Property and equipment, net	7,367	8,026
Goodwill	1,484	1,484
Other intangible assets, net	2,770	3,379
Other long-term assets	3,827	4,076
Total assets	$48,251	$52,463
Liabilities and Shareholders’ Equity
Accounts payable	$14,522	$13,272
Accrued expenses and other	8,717	12,728
Deferred revenue, current	190	491
Current maturities of long-term debt	803	353
Total current liabilities	24,232	26,844
Revolving credit facility	5,750	7,000
Long-term debt, less current maturities	3,291	2,971
Deferred revenue, long-term	281	337
Other long-term liabilities	2,858	3,427
Total liabilities	36,412	40,579
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at December 31, 2025 and March 31, 2025; no shares issued and outstanding at December 31, 2025 and March 31, 2025	—	—
Common stock, no par value: Shares authorized: 20,000,000 at December 31, 2025 and March 31, 2025; shares issued: 4,314,582 at December 31, 2025 and 4,247,023 at March 31, 2025; shares outstanding: 3,552,077 at December 31, 2025 and 3,298,389 at March 31, 2025	—	—
Additional paid-in capital	163,345	163,025
Treasury stock, common shares: 762,505 at December 31, 2025 and 948,634 at March 31, 2025	(34,948)	(36,248)
Accumulated deficit	(116,558)	(114,893)
Total shareholders’ equity	11,839	11,884
Total liabilities and shareholders’ equity	$48,251	$52,463

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

On August 22, 2025, Orion enacted a 1-for-10 reverse stock split on all common stock. All current and prior periods have been adjusted to accurately show the amount of shares post-split.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Product revenue	$14,639	$14,308	$40,964	$39,442
Service revenue	6,450	5,276	19,619	19,409
Total revenue	21,089	19,584	60,583	58,851
Cost of product revenue	9,780	9,347	27,379	26,809
Cost of service revenue	4,802	4,483	14,619	17,541
Total cost of revenue	14,582	13,830	41,998	44,350
Gross profit	6,507	5,754	18,585	14,501
Operating expenses:
General and administrative	3,385	3,857	11,487	12,970
Sales and marketing	2,499	2,859	7,291	8,644
Research and development	237	287	676	840
Total operating expenses	6,121	7,003	19,454	22,454
Income (loss) from operations	386	(1,249)	(869)	(7,953)
Other income (expense):
Interest expense	(203)	(255)	(652)	(800)
Amortization of debt issue costs	(51)	(49)	(152)	(155)
Royalty income	46	45	49	61
Interest income	—	1	—	1
Total other expense	(208)	(258)	(755)	(893)
Income (loss) before income tax	178	(1,507)	(1,624)	(8,846)
Income tax expense	18	1	41	44
Net income (loss)	$160	$(1,508)	$(1,665)	$(8,890)
Basic net income (loss) per share	$0.05	$(0.46)	$(0.48)	$(2.71)
Weighted-average common shares outstanding	3,540,765	3,292,332	3,457,481	3,278,711
Diluted net income (loss) per share	$0.04	$(0.46)	$(0.48)	$(2.71)
Weighted-average common shares and share equivalents outstanding	3,637,008	3,292,332	3,457,481	3,278,711

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

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2025	3,298,389	$163,025	$(36,248)	$(114,893)	$11,884
Shares issued under Employee Stock Purchase Plan	25	—	—	—	—
Stock-based compensation	56,949	166	—	—	166
Net loss	—	—	—	(1,244)	(1,244)
Balance, June 30, 2025	3,355,363	$163,191	$(36,248)	$(116,137)	$10,806
Shares issued under Employee Stock Purchase Plan	20	—	—	—	—
Shares issued to Final Frontier as partial payment of the accrued earnout liability	164,908	—	1,000	—	1,000
Stock-based compensation	10,579	157	—	—	157
Net loss	—	—	—	(581)	(581)
Balance, September 30, 2025	3,530,870	$163,348	$(35,248)	$(116,718)	$11,382
Issuance of treasury stock	21,166	—	300	—	300
Shares issued under Employee Stock Purchase Plan	10	—	—	—	—
Stock-based compensation	35	(3)	—	—	(3)
Employee tax withholdings on stock-based compensation	(4)	—	—	—	—
Net income	—	—	—	160	160
Balance, December 31, 2025	3,552,077	$163,345	$(34,948)	$(116,558)	$11,839

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2024	3,256,775	$161,869	$(36,235)	$(103,092)	$22,542
Shares issued under Employee Stock Purchase Plan	46	—	1	—	1
Stock-based compensation	17,520	294	—	—	294
Net loss	—	—	—	(3,758)	(3,758)
Balance, June 30, 2024	3,274,341	$162,163	$(36,234)	$(106,850)	$19,079
Shares issued under Employee Stock Purchase Plan	69	—	1	—	1
Stock-based compensation	16,163	348	—	—	348
Net loss	—	—	—	(3,625)	(3,625)
Balance, September 30, 2024	3,290,573	$162,511	$(36,233)	$(110,475)	$15,803
Shares issued under Employee Stock Purchase Plan	54	—	—	—	—
Stock-based compensation	3,414	180	—	—	180
Employee tax withholdings on stock-based compensation	(48)	—	—	—	—
Net loss	—	—	—	(1,508)	(1,508)
Balance, December 31, 2024	3,293,992	$162,691	$(36,233)	$(111,983)	$14,475

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

On August 22, 2025, Orion enacted a 1-for-10 reverse stock split on all common stock. All current and prior periods have been adjusted to accurately show the amount of shares post-split.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended December 31,
	2025	2024
Operating activities
Net loss	$(1,665)	$(8,890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	714	959
Amortization of intangible assets	612	754
Stock-based compensation	320	822
Amortization of debt issue costs	152	155
Gain on sale of property and equipment	—	91
Provision for inventory reserves	339	115
Provision for credit losses	45	65
Other	2	197
Changes in operating assets and liabilities:
Accounts receivable	(449)	1,723
Revenue earned but not billed	(261)	2,353
Inventories	1,187	4,462
Prepaid expenses and other assets	681	1,792
Accounts payable	1,253	(4,938)
Accrued expenses and other	(2,165)	1,668
Deferred revenue, current and long-term	(358)	(30)
Net cash provided by operating activities	407	1,298
Investing activities
Purchases of property and equipment	(58)	(48)
Additions to patents and licenses	(3)	(7)
Proceeds from sale of property and equipment	—	189
Net cash (used in) provided by investing activities	(61)	134
Financing activities
Payment of debt	(264)	(116)
Proceeds from debt	—	3,525
Proceeds from revolving credit facility	1,250	—
Payments of revolving credit facility	(2,500)	(2,500)
Issuance of treasury stock	300	—
Costs incurred related to issuance of subordinated debt	(383)	—
Proceeds from employee equity exercises	—	1
Net cash (used in) provided by financing activities	(1,597)	910
Net (decrease) increase in cash and cash equivalents	(1,251)	2,342
Cash and cash equivalents at beginning of period	5,972	5,155
Cash and cash equivalents at end of period	$4,721	$7,497
Supplemental cash flow information:
Cash paid for interest	$639	$772
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to Final Frontier, LLC as partial payment of earnout obligation	$1,000	$—
Issuance of subordinated debt for earnout obligation	$1,388	$—

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

On August 22, 2025, Orion enacted a 1-for-10 reverse stock split in order to remain compliant with the Minimum Bid Price Rule as defined below. The par value was not adjusted for the reverse stock split. All share and per share data have been adjusted for all periods presented to reflect the reverse stock split.

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three and nine months ended December 31, 2025 and 2024, no suppliers accounted for more than 10% of total cost of revenue.

For the three months ended December 31, 2025, two customers accounted for 30.7% and 14.1% of total revenue, respectively. For the nine months ended December 31, 2025, two customers accounted for 31.7% and 10.5% of total revenue, respectively. For the three months ended December 31, 2024, two customers accounted for 26.7% and 10.4% of total revenue, respectively. For the nine months ended December 31, 2024, one customer accounted for 24.2% of total revenue.

As of December 31, 2025, two customers accounted for 17.3% and 15.3% of accounts receivable, respectively. As of March 31, 2025, one customer accounted for 13.0% of accounts receivable.

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

As a result of the effect of Orion's reverse stock split, on September 8, 2025, Orion received a written notification from the Staff indicating that Orion had regained compliance with the Minimum Bid Price Rule. Consequently, Orion is now in compliance with all applicable listing standards of, and remains listed on, the Nasdaq.

Recent Accounting Pronouncements

Issued: Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-11, which is intended to improve the navigability of the guidance in Accounting Standards Codification (ASC) 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides "interim financial statements and notes in accordance with GAAP." The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must "disclose events since the end of the last annual reporting period that have a material impact on the entity." As the FASB stated in the proposed guidance and reiterates in the ASU, the amendments are not intended to "change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements." The amendments will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326), which modifies the current credit loss guidance in Topic 326 to expand on how an entity develops and estimate of expected credit losses. The amendments in this update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit loses for current accounts receivable and current contract assets arising from transactions accounted for under "Revenue from Contracts with Customers" Topic 606, ASC 606, as follows: "1. Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. 2. Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses." The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which modifies the disclosure and presentation requirements relating to expenses shown on the statements of operations. The amendments in the update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: "1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities. 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expense and, in annual reporting periods, an entity's definition of selling expenses." The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

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

NOTE 3 — REVENUE

Orion generates revenue primarily by selling commercial lighting fixtures and components, installing these fixtures in its customer's facilities, and providing maintenance services including repairs and replacements for the lighting and related electrical components deployed in its customer's facilities. Orion recognizes revenue in accordance with the guidance in "Revenue from Contracts with Customers" (Topic 606) ASC 606 when control of the goods or services being provided (which Orion refers to as a performance obligation) is transferred to a customer at an amount that reflects the consideration management expects to receive in exchange for those goods or services. Prices are generally fixed at the time of order confirmation, either for the contract as a whole or for the hourly rates that will be charged for the type of maintenance services delivered. The amount of expected consideration includes estimated deductions and early payment discounts calculated based on historical experience, customer rebates based on agreed upon terms applied to actual and projected sales levels over the rebate period, and any amounts paid to customers in conjunction with fulfilling a performance obligation.

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

The following tables provide detail of Orion’s total revenue for the three and nine months ended December 31, 2025 and December 31, 2024 (dollars in thousands):

	Three Months Ended December 31, 2025			Nine Months Ended December 31, 2025
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$8,930	$2,936	$11,866	$27,401	$7,740	$35,141
Maintenance services	2,165	2,191	4,356	5,711	7,133	12,844
Electric vehicle charging	3,336	1,323	4,659	7,373	4,746	12,119
Solar energy related revenues	7	—	7	11	—	11
Total revenues from contracts with customers	14,438	6,450	20,888	40,496	19,619	60,115
Revenue accounted for under other guidance	201	—	201	468	—	468
Total revenue	$14,639	$6,450	$21,089	$40,964	$19,619	$60,583

	Three Months Ended December 31, 2024			Nine Months Ended December 31, 2024
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$11,291	$1,754	$13,045	$30,636	$5,725	$36,361
Maintenance services	1,672	2,253	3,925	3,795	7,250	11,045
Electric vehicle charging	1,176	1,269	2,445	4,567	6,434	11,001
Solar energy related revenues	—	—	—	17	—	17
Total revenues from contracts with customers	14,139	5,276	19,415	39,015	19,409	58,424
Revenue accounted for under other guidance	169	—	169	427	—	427
Total revenue	$14,308	$5,276	$19,584	$39,442	$19,409	$58,851

From time to time, Orion sells the receivables from one customer to a financing institution. The total amount received from the advances of these receivables was $0.9 million and $1.5 million for the three and nine months ended December 31, 2025, respectively. Orion's gains on these sales were $45 thousand and $43 thousand for the three and nine months ended December 31, 2025, respectively, and are included in Interest expense in the Condensed Consolidated Statements of Operations. The total amount received from the advances of these receivables was $0.7 million and $1.3 million for the three and nine months ended December 31, 2024. Orion's losses on these sales were $12 thousand and $30 thousand for the three and nine months ended December 31, 2024.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of December 31, 2025 and March 31, 2025 (dollars in thousands):

	December 31, 2025	March 31, 2025	March 31, 2024
Accounts receivable, net	$13,249	$12,845	$14,022
Revenue earned but not billed (1)	$3,611	$2,908	$4,539
Deferred revenue (2)	$114	$367	$124

(1) Within the revenue earned but not billed line on the Condensed Consolidated Balance Sheets, $0.0 million and $0.7 million was accounted for as a sales type lease under ASC 842 for December 31, 2025 and March 31, 2025, respectively, and therefore not considered a "contract asset", which is an asset defined by ASC 606.

(2) Includes the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the power purchase agreements. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

There were no significant changes in the contract assets outside of standard increases due to timing of contract completion, offset by the reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of December 31, 2025, and March 31, 2025, includes $0.1 million and $0.4 million, respectively, of contract liabilities which represent consideration received from a new customer contract on which installation has not yet begun and Orion has not fulfilled the promises included. Of the $0.4 million outstanding as of March 31, 2025, $0.3 million has been recognized as revenue for the nine months ended December 31, 2025.

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

NOTE 4 — ACCOUNTS RECEIVABLE

As of December 31, 2025 and March 31, 2025, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	December 31, 2025	March 31, 2025
Accounts receivable, gross	$13,358	$12,909
Allowance for credit losses	(109)	(64)
Accounts receivable, net	$13,249	$12,845

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Beginning of period	$(94)	$(66)	$(64)	$(72)
Credit loss expense	(15)	(75)	(45)	(130)
Write-off	—	11	—	72
End of period	$(109)	$(130)	$(109)	$(130)

NOTE 5 — INVENTORIES

As of December 31, 2025 and March 31, 2025, Orion's inventory balances, net of excess and obsolete reserves of $2.1 million and $1.8 million, respectively, were as follows (dollars in thousands):

Inventories
As of December 31, 2025
Raw materials and components	$3,276
Work in process	121
Finished goods	6,469
Total	$9,866

As of March 31, 2025
Raw materials and components	$4,691
Work in process	286
Finished goods	6,415
Total	$11,392

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid subscription fees, prepaid networking services for EV products, ERP system implementation fees, and value added tax receivable. Prepaid expenses totaled $1.4 million and $1.9 million as of December 31, 2025 and March 31, 2025, respectively.

NOTE 7 — PROPERTY AND EQUIPMENT

As of December 31, 2025 and March 31, 2025, property and equipment, net, included the following (dollars in thousands):

	December 31, 2025	March 31, 2025
Land and land improvements	$433	$433
Buildings and building improvements	9,552	9,552
Furniture, fixtures and office equipment	7,719	7,886
Leasehold improvements	496	493
Equipment leased to customers	4,997	4,997
Plant equipment	10,995	11,011
Vehicles	464	464
Construction in progress	47	—
Gross property and equipment	34,703	34,836
Less: accumulated depreciation	(27,336)	(26,810)
Total property and equipment, net	$7,367	$8,026

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	December 31, 2025	March 31, 2025
Assets
Operating lease assets	Other long-term assets	$2,878	$3,456
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$762	$794
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,274	2,829
Total lease liabilities		$3,036	$3,623

Orion had operating lease costs of $0.3 million and $0.9 million for the three and nine months ended December 31, 2025, respectively. Orion had operating lease costs of $0.3 million and $0.9 million for the three and nine months ended December 31, 2024, respectively.

The estimated maturity of lease liabilities for each of the remaining years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2026 (period remaining)	$258
Fiscal 2027	886
Fiscal 2028	803
Fiscal 2029	828
Fiscal 2030	707
Total lease payments	$3,482
Less: Interest	(446)
Present value of lease liabilities	$3,036

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the quarter ended December 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Product revenue	$182	$147	$393	$356
Cost of product revenue	$167	$123	$316	$319

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Orion recorded $0.9 million of goodwill related to its purchase of Voltrek LLC ("Voltrek") in the third quarter of fiscal 2023, ("Voltrek Acquisition"), which has an indefinite life, and is assigned to the EV operating segment.

Orion recorded $0.6 million of goodwill related to its purchase of Stay-Lite Lighting, Inc. ("Stay-Lite") during fiscal year 2022, which has an indefinite life, and is assigned to the Maintenance operating segment.

As of December 31, 2025, and March 31, 2025, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	December 31, 2025				March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$1,877	$(1,598)	$279	8.5	$1,895	$(1,568)	$327
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	300	(195)	105	1.8	300	(150)	150
Customer relationships	5,000	(5,000)	—	—	5,000	(4,763)	237
Vendor relationships	2,600	(1,204)	1,396	3.8	2,600	(925)	1,675
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$10,735	$(8,955)	$1,780	3.5	$10,753	$(8,364)	$2,389

Indefinite-lived Intangible Assets
Trade name and trademarks	$990	$—	$990		$990	$—	$990
Total Non-Amortized Intangible Assets	$990	$—	$990		$990	$—	$990

Amortization expense on intangible assets was $0.1 million and $0.6 million for the three and nine months ended December 31, 2025, respectively. Amortization expense on intangible assets was $0.3 million and $0.8 million for the three and nine months ended December 31, 2024, respectively.

The estimated amortization expense for the remainder of fiscal 2026, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2026 (period remaining)	$120
Fiscal 2027	476
Fiscal 2028	440
Fiscal 2029	404
Fiscal 2030	219
Thereafter	121
Total	$1,780

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of December 31, 2025, and March 31, 2025, accrued expenses and other included the following (dollars in thousands):

	December 31, 2025	March 31, 2025
Accrued acquisition earnout	$—	$3,263
Other accruals	2,454	2,180
Compensation and benefits	2,517	2,424
Credits due to customers	1,104	1,581
Accrued project costs	1,777	2,283
Warranty	388	449
Sales returns reserve	55	273
Sales tax	207	177
Legal and professional fees	215	98
Total	$8,717	$12,728

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Beginning of period	$621	$692	$640	$725
Accruals	107	88	251	259
Warranty claims (net of vendor reimbursements)	(144)	(122)	(307)	(326)
End of period	$584	$658	$584	$658

As of March 31, 2025, the balance of the accrued Voltrek Acquisition earnout was $3.3 million. During the second quarter, Orion issued common stock to the prior owner of Voltrek with a value of $1 million and paid $875 thousand in cash as partial payment of the accrued acquisition earnout. See Note 12 below for additional details around the remaining accrued earnout liability. These compensatory payments have been expensed over the course of the earnout periods to the extent they were or are earned. On June 23, 2025, Orion entered into a binding term sheet (the “Initial Term Sheet”) with respect to its remaining earnout obligations owed to the prior owner of Voltrek pursuant to the Voltrek Acquisition, and on July 31, 2025, Orion entered into an amendment to the Initial Term Sheet (the "Term Sheet Amendment"), each as further described in Note 12 below. Pursuant to the Initial Term Sheet, as amended by the Term Sheet Amendment (the “Term Sheet”), on September 30, 2025, Orion, as borrower, Great Lakes Energy Technologies, LLC (“Great Lakes”), Clean Energy Solutions, LLC (“Clean Energy”), Orion Asset Management, LLC (“Asset Management”), Orion Technologies Ventures, LLC (“Orion Technology”, and together with Voltrek, Clean Energy, Asset Management and Orion Technology, the “Company Subsidiaries”) and Voltrek, as guarantors, and Final Frontier, as lender, entered into a senior subordinated loan agreement (the “Subordinated Loan Agreement”), pursuant to which Final Frontier agreed to defer payment of the Remaining Earnout Amount (as defined below) by Orion pursuant to the terms of the Subordinated Loan Agreement. Orion’s obligation to pay the Remaining Earnout Amount is further evidenced by a senior subordinated note issued by Orion under the Subordinated Loan Agreement (the “Senior Subordinated Note”).

NOTE 11 — NET INCOME (LOSS PER) COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income (loss) per common share reflects the dilution that would occur if restricted shares were vested. In the computation of diluted net income (loss) per common share, Orion uses the treasury stock method for outstanding options and restricted shares. Net income (loss) per common share is calculated based upon the following shares:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income (loss) (in thousands)	$160	$(1,508)	$(1,665)	$(8,890)
Denominator:
Weighted-average common shares outstanding	3,540,765	3,292,332	3,457,481	3,278,711
Weighted-average common shares and common share equivalents outstanding	3,637,008	3,292,332	3,457,481	3,278,711
Net income (loss) per common share:
Basic	$0.05	$(0.46)	$(0.48)	$(2.71)
Diluted	$0.04	$(0.46)	$(0.48)	$(2.71)

The following table indicates the number of potentially dilutive securities included in the calculation of Diluted net income (loss) per common share. The number of shares is as of the end of each period:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Time-Based Restricted shares	101,813	132,956	101,813	132,956
Performance-Based Restricted shares	80,161	152,994	80,161	152,994
Time-Based Non-Qualified Stock Option	26,555	—	26,555	—
Performance-Based Non-Qualified Stock Option	50,000	—	50,000	—
Total	258,529	285,949	258,529	285,949

NOTE 12 — DEBT

Debt, including the revolving credit facility, consisted of the following (dollars in thousands):

	December 31, 2025	March 31, 2025
Revolving credit facility	$5,750	$7,000
Term loan	3,060	3,324
Subordinated debt, net	1,034	—
Total long-term debt	9,844	10,324
Less current maturities	(803)	(353)
Long-term debt, less current maturities	$9,041	$9,971

The carrying value of the Company's debt approximates fair value. The estimated fair value of the Company's debt is categorized within Level 2 of the fair value hierarchy because the valuation is based on observable market inputs.

Revolving Credit Facility

On December 29, 2020, Orion entered into a $25 million Loan and Security Agreement with Bank of America, N.A. (“Bank of America”), as lender (as amended, the “Credit Agreement”). The Credit Agreement provides for a $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2025, the borrowing base of the Credit Facility supported approximately $12.9 million of availability, with $7.1 million of remaining availability net of $5.8 million borrowed.

Borrowings under the Credit Agreement are permitted in the form of Secured Overnight Financing Rate (“SOFR”), or prime rate-based, loans and generally bear interest at floating rates plus an applicable margin determined by reference to Orion’s availability under the Credit Agreement. Among other fees, Orion is required to pay an annual facility fee and a fee on the unused portion of the Credit Facility.

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

Effective November 4, 2022, Orion, with Bank of America as lender, executed Amendment No. 1 to its Credit Agreement (“Amendment No. 1”). The primary purpose of Amendment No. 1 was to include the assets of the acquired subsidiaries, Stay-Lite and Voltrek, as secured collateral under the Credit Agreement. Accordingly, eligible assets of Stay-Lite and Voltrek are be included in the borrowing base calculation for the purpose of establishing the monthly borrowing availability under the Credit Agreement. Amendment No. 1 also clarified that the earnout liabilities associated with the Stay-Lite and Voltrek transactions are permitted under the Credit Agreement and that the expenses recognized in connection with those earnouts should be added back in the computation of EBITDA, as defined, under the Credit Agreement.

Effective April 22, 2024, Orion, with Bank of America as lender, executed Amendment No. 2 to its Credit Agreement (“Amendment No. 2”). The primary purpose of Amendment No. 2 was to add a $3.525 million mortgage term loan facility to the Credit Agreement secured by Orion’s office headquarters property in Manitowoc, Wisconsin. Amendment No. 2 also broadened the definition of receivables to encompass government receivables as being eligible to be included in Orion’s borrowing base calculation for the purpose of establishing Orion monthly borrowing availability under the Credit Agreement. Quarterly mortgage term loan installments of $88,125 are due on the first day of each fiscal quarter.

Effective October 30, 2024, Orion, with Bank of America as lender, executed Amendment No. 3 ("Amendment No. 3") to its Credit Agreement. The primary purpose of Amendment No. 3 was to extend the maturity date of the Credit Facility from December 29, 2025 to June 30, 2027.

As of December 31, 2025, Orion was in compliance with all debt covenants under the Credit Agreement.

Subordinated Debt

The below table outlines the total subordinated debt, net of the costs incurred to issue the debt (dollars in thousands):

	December 31, 2025	March 31, 2025
Subordinated debt	$1,388	$—
Issuance costs	(354)	—
Subordinated debt, net	$1,034	$—

Effective on June 23, 2025, Orion entered into the Term Sheet with Final Frontier, LLC (“Final Frontier”) and its owner Kathleen Connors, the prior owner of Voltrek, with respect to Orion’s remaining earnout obligations owed to Final Frontier pursuant to Orion's October 5, 2022 Voltrek Acquisition. Pursuant to the Term Sheet, on August 1, 2025, Orion paid Final

Frontier $500,000, and on September 2, 2025 Orion paid an additional $375,000, in full and final payment of its fiscal 2024 Voltrek Acquisition earnout obligations. Additionally, pursuant to the Term Sheet, on July 16, 2025, Orion issued $1.0 million in common stock of Orion, constituting 164,908 shares, to Kathleen Connors in partial payment of Orion’s fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 Voltrek Acquisition earnout obligations. Orion agreed with Final Frontier to pay the remainder of the finally determined remaining amount of Orion’s fiscal 2025 Voltrek Acquisition earnout obligations (the “Remaining Earnout Amount”) pursuant to the Subordinated Loan Agreement. In addition, Orion and Final Frontier agreed to submit the final determination of its Remaining Earnout Amount to binding arbitration.

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

In connection with Orion’s entry into the Subordinated Loan Agreement, Senior Subordinated Note, Security Agreement and Subordination Agreement, on September 30, 2025, Orion, the Company Subsidiaries and Bank of America entered into an Amendment No. 4 to its Credit Agreement (“Amendment No. 4”), pursuant to which Bank of America consented to the subordinated liens granted by Orion and the Company Subsidiaries in favor of Final Frontier and consented to the Remaining Earnout Amount evidenced by the Subordinated Loan Agreement, subject to: (a) a maximum amount of up $3.0 million following the final determination in binding arbitration of the Remaining Earnout Amount or (b) such higher amount as consented to in writing by Bank of America promptly following its receipt of notice of the binding arbitration decision. In addition, Amendment No. 4 permits Orion to make the cash interest and principal payments to Final Frontier as set forth in the Subordinated Loan Agreement, subject to the terms set forth in Amendment No. 4 and the Subordination Agreement.

Voltrek Earnout

The initial purchase price in the Voltrek Acquisition consisted of $5.0 million cash and $1.0 million of Orion's common stock. Orion also paid $3.0 million in initial earnout payments based on Voltrek's financial performance in fiscal 2023. Orion may owe additional material earnout payments based on Voltrek's financial performance in fiscal 2025.

The final Voltrek Acquisition Remaining Earnout Amount determined to be owed by us could be in excess of our current accrued liability for such Remaining Earnout Amount and could materially adversely affect our future liquidity.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book loss before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended December 31, 2025 and 2024, Orion recorded income tax expense of $18 thousand and $1 thousand, respectively. For the nine months ended December 31, 2025 and 2024, Orion recorded income tax expense of $41 thousand and $44 thousand, respectively.

As of December 31, 2025 and March 31, 2025, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

Uncertain Tax Positions

As of December 31, 2025, Orion’s balance of gross unrecognized tax benefits was approximately $0.3 million, all of which would reduce Orion’s effective tax rate if recognized.

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

Employee Stock Purchase Plan

In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended December 31, 2025, Orion issued 10 shares under the ESPP plan at a closing market price of $15.38. In the three months ended December 31, 2024, Orion issued 54 shares under the ESPP plan at a closing market price of $8.00.

Sale of Shares

In March 2023, Orion filed a shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Orion currently has the flexibility to publicly offer and sell from time to time up to $100 million of debt and/or equity securities, subject to regulatory limitations. The filing of the shelf registration statement may help facilitate Orion’s ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes. See Note 19 - Subsequent Events.

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

During the third quarter of fiscal 2026, it was determined that the performance obligations required for the performance-based shares granted in August 2023 were not likely to be achieved. As such, the approximately $244 thousand expense related to the 33,096 shares was reversed.

The following amounts of Orion's consolidated stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of product revenue	$(4)	$1	$—	$5
General and administrative	(14)	175	282	793
Sales and marketing	14	2	35	17
Research and development	1	2	3	7
Total	$(3)	$180	$320	$822

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2025	133,159	$13.00	152,994	$14.30
Shares issued	48,000	$5.93	—	$—
Shares vested	(67,559)	$14.81	—	$—
Shares forfeited	(11,787)	$10.19	(72,833)	$14.37
Shares outstanding at December 31, 2025	101,813	$8.80	80,161	$12.80

The following table summarized information with respect to performance-based option and time-based option activity:

	Time-Based Options		Performance-Based Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at March 31, 2025	—	$—	—	$—
Options granted	26,555	$6.21	50,000	$6.00
Options outstanding at December 31, 2025	26,555	$6.21	50,000	$6.00

As of December 31, 2025, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 1.8 years, was approximately $1.0 million.

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

Corporate and Other

Corporate and other is comprised of operating expenses not allocated to Orion’s segments and adjustments to reconcile to consolidated results.

Three Months Ended December 31, 2025
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$9,138	$2,165	$3,336	$—	$14,639
Service revenue	2,936	2,191	1,323	—	6,450
Total revenue	12,074	4,356	4,659	—	21,089
Cost of product revenue	6,679	1,151	1,950	—	9,780
Cost of service revenue	1,843	1,957	1,002	—	4,802
Total cost of revenue	8,522	3,108	2,952	—	14,582
Gross profit	3,552	1,248	1,707	—	6,507
Operating expenses:
General and administrative	1,424	532	713	716	3,385
Sales and marketing	2,014	112	267	106	2,499
Research and development	116	36	21	64	237
Total operating expenses	3,554	680	1,001	886	6,121
Income (loss) from operations	(2)	568	706	(886)	386
Other income (expense):
Royalty income					46
Interest expense					(203)
Amortization of debt issue cost					(51)
Total other expense					(208)
Income before income tax					$178

Three Months Ended December 31, 2024
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$11,460	$1,672	$1,176	$—	$14,308
Service revenue	1,754	2,253	1,269	—	5,276
Total revenue	13,214	3,925	2,445	—	19,584
Cost of product revenue	7,878	784	685	—	9,347
Cost of service revenue	1,352	2,103	1,028	—	4,483
Total cost of revenue	9,230	2,887	1,713	—	13,830
Gross profit	3,984	1,038	732	—	5,754
Operating expenses:
General and administrative	1,330	523	1,370	634	3,857
Sales and marketing	2,079	166	501	113	2,859
Research and development	146	40	27	74	287
Total operating expenses	3,555	729	1,898	821	7,003
Income (loss) from operations	429	309	(1,166)	(821)	(1,249)
Other income (expense):
Royalty income					45
Interest expense					(255)
Interest income					1
Amortization of debt issue cost					(49)
Total other expense					(258)
Loss before income tax					$(1,507)

Nine Months Ended December 31, 2025
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$27,880	$5,711	$7,373	$—	$40,964
Service revenue	7,740	7,133	4,746	—	19,619
Total revenue	35,620	12,844	12,119	—	60,583
Cost of product revenue	19,881	3,128	4,370	—	27,379
Cost of service revenue	5,374	6,296	2,949	—	14,619
Total cost of revenue	25,255	9,424	7,319	—	41,998
Gross profit	10,365	3,420	4,800		18,585
Operating expenses:
General and administrative	4,813	1,731	2,482	2,461	11,487
Sales and marketing	5,882	332	753	326	7,293
Research and development	330	103	59	182	674
Total operating expenses	11,025	2,166	3,294	2,969	19,454
Income (loss) from operations	(660)	1,254	1,506	(2,969)	(869)
Other income (expense):
Royalty income					49
Interest expense					(652)
Amortization of debt issue cost					(152)
Total other expense					(755)
Loss before income tax					$(1,624)

Nine Months Ended December 31, 2024
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$31,080	$3,795	$4,567	$—	$39,442
Service revenue	5,725	7,250	6,434	—	19,409
Total revenue	36,805	11,045	11,001	—	58,851
Cost of product revenue	21,958	2,007	2,844	—	26,809
Cost of service revenue	5,227	7,292	5,022	—	17,541
Total cost of revenue	27,185	9,299	7,866	—	44,350
Gross profit	9,620	1,746	3,135		14,501
Operating expenses:
General and administrative	4,516	2,169	4,007	2,278	12,970
Sales and marketing	6,731	478	1,051	384	8,644
Research and development	428	118	78	216	840
Total operating expenses	11,675	2,765	5,136	2,878	22,454
Loss from operations	(2,055)	(1,019)	(2,001)	(2,878)	(7,953)
Other income (expense):
Royalty income					61
Interest expense					(800)
Interest income					1
Amortization of debt issue cost					(155)
Total other expense					(893)
Loss before income tax					$(8,846)

	Depreciation and Amortization		Capital Expenditures
	Nine Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2025	2024	2025	2024
Segments:
Lighting Segment	$487	$596	$55	$12
Maintenance Segment	146	289	4	1
EV Segment	632	777	—	-
Corporate and Other	212	206	(1)	35
	$1,477	$1,868	$58	$48

	Total Assets
(dollars in thousands)	December 31, 2025	March 31, 2025
Segments:
Lighting Segment	$18,074	$20,646
Maintenance Segment	5,833	4,384
EV Segment	10,043	11,963
Corporate and Other	14,301	15,470
	$48,251	$52,463

NOTE 18 — RESTRUCTURING

As part of Orion's restructuring effort in fiscal 2025, Orion entered into certain retention bonus agreements with certain key employees. The remainder of those retention bonuses were paid in the third quarter of fiscal 2025 and are not anticipated to recur. In addition, an inventory write-off was recognized in the first quarter of fiscal 2025 for inventory related to a customer Orion no longer does business with due to the restructuring, along with a lease breakage fee that occurred in the second quarter of fiscal 2025 due to the closing of the Pewaukee office. Orion's restructuring expense for the three and nine months ended December 31, 2025 and 2024 is reflected within its Condensed Consolidated Statement of Operations as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of product revenue	$—	$—	$—	$197
Cost of service revenue	—	—	—	149
General and administrative	—	20	—	388
Total Restructuring	$—	$20	$—	$734

Total restructuring expense by segment was recorded as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Segments:
Maintenance	$—	20	—	719
Corporate and Other	—	—	—	15
Total Restructuring	$—	$20	$—	$734

NOTE 19 — SUBSEQUENT EVENTS

On February 2, 2026, Orion issued 500,000 shares of its common stock at a price to the public of $14.00 per share pursuant to a firmly underwritten public offering. Net proceeds from the offering of approximately $6.4 million will be used to reduce amounts outstanding under Orion's Credit Agreement, with the remainder to be used for working capital and general corporate purposes.

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

Voltrek Earnout

Effective on October 5, 2022, we acquired all of the outstanding membership interest of Voltrek, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. In connection with such acquisition, we may owe additional material earnout payments based on Voltrek's financial performance in fiscal 2025 as described below. The related estimated liability of approximately $1.4 million of such remaining earnout is recorded as subordinated debt.

Effective on June 23, 2025, we entered into the Term Sheet with respect to our remaining earnout obligations owed to the prior owner of Voltrek. Pursuant to the Term Sheet, on August 1, 2025, we paid the prior owner of Voltrek $500,000, and on September 2, 2025 we paid an additional $375,000, in full and final payment of our fiscal 2024 Voltrek Acquisition earnout obligations. Additionally, pursuant to the Term Sheet, on July 16, 2025, we issued $1.0 million of our common stock, constituting 164,908 shares, to the prior owner of Voltrek in partial payment of our fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earnout obligations. We agreed with the prior owner of Voltrek to pay the remainder of the finally determined remaining amount of our fiscal 2025 earnout obligations ("Remaining Earnout Amount") pursuant to the Subordinated Loan Agreement (as defined below). In addition, we and the prior owner of Voltrek agreed to submit the final determination of the Remaining Earnout Amount to binding arbitration.

Pursuant to the Term Sheet, on September 30, 2025, we and the prior owner of Voltrek, entered into the Subordinated Loan Agreement ("Subordinated Loan Agreement"), pursuant to which the prior owner of Voltrek agreed to defer our payment of the Remaining Earnout Amount pursuant to the terms of the Subordinated Loan Agreement and related Senior Subordinated Note. We agreed to pay monthly principal payments to the prior owner of Voltrek on the Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through the maturity date of July 15, 2027. We also agreed to pay interest monthly to the prior owner of Voltrek at the annual rate of 7% beginning on July 15, 2025, subject to adjustment following the final determination in binding arbitration of the Remaining Earnout Amount. We have the right to pay up to 20% of the remaining principal on the Senior Subordinated Note on the maturity date in shares of our common stock.

In connection with our entry into the Subordinated Loan Agreement, on September 30, 2025, we and Bank of America entered into an amendment to our credit agreement, pursuant to which Bank of America consented to the subordinated liens granted by us in favor of the prior owner of Voltrek and consented to the Remaining Earnout Amount evidenced by the Subordinated Loan Agreement, subject to: (a) a maximum amount of up $3.0 million following the final determination in binding arbitration of the Remaining Earnout Amount or (b) such higher amount as consented to in writing by Bank of America promptly following its receipt of notice of the binding arbitration decision.

The final Remaining Earnout Amount determined to be owed by us could be in excess of our current accrued liability for such Remaining Earnout Amount and could materially adversely affect our future liquidity.

Significant New Exterior Lighting Project

We have been awarded a new large-scale LED exterior lighting project with a leading international retail chain, anticipated to generate approximately $14 million to $15 million of revenue. The large-scale project is expected to begin in our fourth quarter of fiscal 2026, with the majority of the project expected to be completed by the end of July 2026. This new order follows our October 31, 2025 announcement of a three-year renewal of a major LED lighting maintenance contract for this customer, with the renewal having an estimated total revenue potential of between $42 million to $45 million. We will continue to maintain LED lighting systems for more than 2,000 stores operated by this retailer. There is an additional potential for significant expansion of this customer relationship in our fiscal 2027.

Ongoing Cost Cutting Initiatives

Over the past two fiscal years, we have been successful in reducing our annual operating expenses by approximately $6.5 million. This cost cutting and overhead reduction initiative has resulted in improved gross margins and profitability.

Public Stock Offering

On February 2, 2026, we issued 500,000 shares of our common stock at a price to the public of $14.00 per share pursuant to a firmly underwritten public offering. Net proceeds form the offering of approximately $6.4 million will be used to reduce amounts outstanding under our credit agreement, with the remainder to be used for working capital and general corporate purposes.

Results of Operations - Three Months Ended December 31, 2025 versus Three Months Ended December 31, 2024

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended December 31,
	2025	2024		2025	2024
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$14,639	$14,308	2.3%	69.4%	73.1%
Service revenue	6,450	5,276	22.3%	30.6%	26.9%
Total revenue	21,089	19,584	7.7%	100.0%	100.0%
Cost of product revenue	9,780	9,347	4.6%	46.4%	47.7%
Cost of service revenue	4,802	4,483	7.1%	22.8%	22.9%
Total cost of revenue	14,582	13,830	5.4%	69.1%	70.6%
Gross profit	6,507	5,754	13.1%	30.9%	29.4%
General and administrative	3,385	3,857	(12.2)%	16.1%	19.7%
Sales and marketing	2,499	2,859	(12.6)%	11.8%	14.6%
Research and development	237	287	(17.4)%	1.1%	1.5%
Income (loss) from operations	386	(1,249)	130.9%	1.8%	(6.4)%
Interest expense	(203)	(255)	(20.4)%	(1.0)%	(1.3)%
Amortization of debt issue costs	(51)	(49)	4.1%	(0.2)%	(0.3)%
Royalty income	46	45	2.2%	0.5%	0.5%
Interest income	—	1	(100.0)%	—	0.0%
Income (loss) before income tax	178	(1,507)	111.8%	0.8%	(7.7)%
Income tax expense	18	1	1700.0%	0.1%	0.0%
Net income (loss)	$160	$(1,508)	110.6%	0.8%	(7.7)%

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 2.3%, or $0.3 million, for the third quarter of fiscal 2026 versus the third quarter of fiscal 2025. Service revenue increased 22.3%, or $1.2 million, for the third quarter of fiscal 2026 versus the third quarter of fiscal 2025. The resulting increase in total revenue was due to increased revenue in the EV segment due to higher volume. Cost of product revenue increased by 4.6%, or $0.4 million, in the third quarter of fiscal 2026 versus the comparable period in fiscal 2025. Cost of service revenue increased by 7.1%, or $0.3 million, in the third quarter of fiscal 2026 versus the comparable period in fiscal 2025. Gross margin increased from 29.4% of revenue in the third quarter of fiscal 2025 to 30.9% of revenue in the third quarter of fiscal 2026, due primarily to increases in the EV and maintenance segments.

Operating Expenses

General and Administrative. General and administrative expenses decreased 12.2%, or $0.5 million, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. This comparative decrease was primarily due to no Voltrek earnout expense being recognized in fiscal 2026 (fiscal 2025 was the final year for the Voltrek earnout), along with decreased depreciation and amortization and decreased wages and benefits as a result of the restructuring that took place in fiscal 2025. These decreases were partially offset by increased legal fees for multiple initiatives in the current year along with increased consulting fees as a result of the ERP system implementation.

Sales and Marketing. Sales and marketing expenses decreased 12.6%, or $0.4 million, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. This comparative decrease was primarily due to the decreased wages and benefits resulting from the restructuring that took place in fiscal 2025, which was partially offset by increased commissions.

Research and Development. Research and development expenses decreased 17.4%, or $0.1 million, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025.

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2025	2024	% Change
Revenue	$12,074	$13,214	(8.6)%
Operating income (loss)	$(2)	$429	(100.5)%
Operating margin	(0.0)%	3.2%

Lighting segment revenue in the third quarter of fiscal 2026 decreased by 8.6%, or $1.1 million, compared to the third quarter of fiscal 2025. The decrease was primarily related to lower turnkey projects. The change from operating income to operating loss in this segment was primarily due to the reduction in revenue.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Three Months Ended December 31,
	2025	2024	% Change
Revenue	$4,356	$3,925	11.0%
Operating income (loss)	$568	$309	83.8%
Operating margin	13.0%	7.9%

Maintenance segment revenue in the third quarter of fiscal 2026 increased by 11.0%, or $0.4 million, compared to the third quarter of fiscal 2025 primarily due to increased work orders from our major customer. Operating income in this segment increased as a result of an increase in revenues and product sales directly to customer contractors.

EV Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended December 31,
	2025	2024	% Change
Revenue	$4,659	$2,445	90.6%
Operating income (loss)	$706	$(1,166)	160.5%
Operating margin	15.2%	(47.7)%

EV segment revenue in the third quarter of fiscal 2026 increased by 90.6%, or $2.2 million, compared to the third quarter of fiscal 2025. The increase in revenue was primarily due to increased projects from a major customer. Operating income increased $1.9 million in the third quarter of fiscal 2026 due to increased project margins along with increased revenues.

Results of Operations - Nine Months Ended December 31, 2025 versus Nine Months Ended December 31, 2024

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Nine Months Ended December 31,
	2025	2024		2025	2024
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$40,964	$39,442	3.9%	67.6%	67.0%
Service revenue	19,619	19,409	1.1%	32.4%	33.0%
Total revenue	60,583	58,851	2.9%	100.0%	100.0%
Cost of product revenue	27,379	26,809	2.1%	45.2%	45.6%
Cost of service revenue	14,619	17,541	(16.7)%	24.1%	29.8%
Total cost of revenue	41,998	44,350	(5.3)%	69.3%	75.4%
Gross profit	18,585	14,501	28.2%	30.7%	24.6%
General and administrative	11,487	12,970	(11.4)%	19.0%	22.0%
Sales and marketing	7,291	8,644	(15.7)%	12.0%	14.7%
Research and development	676	840	(19.5)%	1.1%	1.4%
Loss from operations	(869)	(7,953)	(89.1)%	(1.4)%	(13.5)%
Interest expense	(652)	(800)	(18.5)%	(1.1)%	(1.4)%
Amortization of debt issue costs	(152)	(155)	(1.9)%	(0.3)%	(0.3)%
Royalty income	49	61	(19.7)%	0.2%	0.2%
Loss before income tax	(1,624)	(8,846)	(81.6)%	(2.7)%	(15.0)%
Income tax expense	41	44	(6.8)%	0.1%	0.1%
Net loss	$(1,665)	$(8,890)	(81.3)%	(2.7)%	(15.1)%

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 3.9%, or $1.5 million, for the first nine months of fiscal 2026 versus the first nine months of fiscal 2025. Service revenue increased 1.1%, or $0.2 million, for the first nine months of fiscal 2026 versus the first nine months of fiscal 2025. The resulting increase in total revenue was due to increased revenue in the maintenance and EV segments, which was partially offset by a decrease in revenue in the lighting segment. Cost of product revenue decreased by 2.1%, or $0.6 million, in the first nine months of fiscal 2026 versus the comparable period in fiscal 2025. Cost of service revenue decreased by 16.7%, or $2.9 million, in the first nine months of fiscal 2026 versus the comparable period in fiscal 2025, primarily due to the restructuring efforts made in fiscal 2025. Gross margin increased from 24.6% of revenue in the first nine months of fiscal 2025 to 30.7% in the first nine months of fiscal 2026, due primarily to increased margins in the EV and maintenance segments.

Operating Expenses

General and Administrative. General and administrative expenses decreased 11.4%, or $1.5 million, in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. This comparative decrease was primarily due to savings of $1.4 million due to no Voltrek earnout expense being recognized in fiscal 2026 (fiscal 2025 was the final year for the Voltrek earnout), along with decreased wages and benefits as a result of the restructuring that took place in fiscal 2025. These decreases in fiscal 2026 were partially offset by increases in investor relations and legal fees related to the reverse stock split.

Sales and Marketing. Sales and marketing expenses decreased 15.7%, or $1.4 million, in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. This comparative decrease was primarily due to decreased wages and benefits as a result of the restructuring that took place in fiscal 2025, along with reversals of bad debt due to payments coming in on previously written off receivables.

Research and Development. Research and development expenses decreased 19.5%, or $0.2 million, in the first nine months of fiscal 2026 compared to the third quarter of fiscal 2025.

Lighting Segment

The following table summarizes our lighting segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2025	2024	% Change
Revenue	$35,620	$36,805	(3.2)%
Operating loss	$(660)	$(2,055)	(67.9)%
Operating margin	(1.9)%	(5.6)%

Lighting segment revenue in the first nine months of fiscal 2026 decreased by 3.2%, or $1.2 million, compared to the first nine months of fiscal 2025. The decrease was primarily related to lower turnkey projects. The decrease in operating loss in this segment was a result of a decrease in cost of sales along with lower operating expenses.

Maintenance Segment

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Nine Months Ended December 31,
	2025	2024	% Change
Revenue	$12,844	$11,045	16.3%
Operating income (loss)	$1,254	$(1,019)	223.1%
Operating margin	9.8%	(9.2)%

Maintenance segment revenue in the first nine months of fiscal 2026 increased by 16.3%, or $1.8 million, compared to the first nine months of fiscal 2025 primarily due to increased work orders from our major customer. Operating income in this segment increased as a result of an increase in revenues and product sales directly to customer contractors, along with a decrease in cost of sales and operating expenses as a result of restructuring efforts in fiscal 2025.

EV Segment

The following table summarizes our EV segment operations results (dollars in thousands):

	Nine Months Ended December 31,
	2025	2024	% Change
Revenue	$12,119	$11,001	10.2%
Operating income (loss)	$1,506	$(2,001)	175.3%
Operating margin	12.4%	(18.2)%

EV segment revenue in the first nine months of fiscal 2026 increased by 10.2%, or $1.1 million, compared to the first nine months of fiscal 2025. The increase in revenue was primarily due to increased projects from a major customer. Operating income increased $3.5 million in the first nine months of fiscal 2026 due to increased project margins along with lower operating expenses.

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

We had approximately $4.7 million in cash and cash equivalents as of December 31, 2025, compared to $6.0 million at March 31, 2025. Our cash position decreased primarily as a result of a $1.3 million repayment of debt in the first nine months of fiscal 2026.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2025 and 2024 (in thousands):

	Nine Months Ended December 31,
	2025	2024
Operating activities	$407	$1,298
Investing activities	(61)	134
Financing activities	(1,597)	910
(Decrease) increase in cash and cash equivalents	$(1,251)	$2,342

Cash Flows Related to Operating Activities. Cash provided by operating activities for the first nine months of fiscal 2026 was $0.4 million and consisted of our net loss of $1.7 million adjusted for non-cash expense items and net cash provided in changes in operating assets of $2.1 million, the largest of which were inventories, net, accounts payable, and prepaid expenses, which were partially offset by a decrease in accrued expenses and other.

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

Cash Flows Related to Investing Activities. Cash used in investing activities of $0.1 million in the first nine months of fiscal 2026 consisted primarily of purchases of property and equipment, mostly related to our Enterprise Resource Planning ("ERP") system implementation.

Cash provided by investing activities of $134 thousand in the first nine months of fiscal 2025 consisted primarily of sales of property and equipment.

Cash Flows Related to Financing Activities. Cash used in financing activities of $1.6 million in the first nine months of fiscal 2026 was primarily due to payments on our revolving credit facility along with costs incurred related to the issuance of subordinated debt.

Cash provided by financing activities of $910 thousand in the first nine months of fiscal 2025 was primarily due to the mortgage term loan discussed in Note 12 above, which was partially offset by payments on our revolving credit facility and long-term debt.

Working Capital

Our net working capital as of December 31, 2025 was $8.6 million, consisting of $32.8 million in current assets and $24.2 million in current liabilities. Our net working capital as of March 31, 2025 was $8.7 million, consisting of $35.5 million in current assets and $26.8 million in current liabilities.

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

Indebtedness

Revolving Credit Agreement

Our credit agreement provides for a $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of December 31, 2025, the borrowing base supported approximately $12.9 million of availability under the Credit Facility, with $5.8 million drawn against that availability. As of December 31, 2024, the borrowing base supported approximately $15.6 million of availability under the Credit Facility, with $7.5 million drawn against that availability.

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

Voltrek Earnout and Subordinated Debt

Effective on October 5, 2022, we acquired all of the outstanding membership interests of Voltrek, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. In connection with such acquisition, we may owe additional material earnout payments based on Voltrek’s financial performance in fiscal 2025 as described below. The related estimated liability of approximately $1.4 million of such remaining earnout is recorded as subordinated debt.

Effective on June 23, 2025, the Company entered into a binding term sheet, as subsequently amended (the "Term Sheet"), pursuant to which we agreed with the prior owner of Voltrek to pay the remainder of the finally determined Remaining Earnout Amount pursuant to the Subordinated Loan Agreement. In addition, the we and the prior owner of Voltrek agreed to submit the final determination of the Remaining Earnout Amount to binding arbitration.

Pursuant to the Term Sheet, on September 30, 2025, we and the prior owner of Voltrek entered into the Subordinated Loan Agreement, pursuant to which the prior owner of Voltrek agreed to defer our payment of the Remaining Earnout Amount pursuant to the terms of the Subordinated Loan Agreement and related Senior Subordinated Note. We agreed to pay monthly principal payments to the prior owner of Voltrek on the Senior Subordinated Note of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through the maturity date of July 15, 2027. We also agreed to pay interest monthly to the prior owner of Voltrek at the annual rate of 7% beginning on July 15, 2025, subject to adjustment following the final determination in binding arbitration of the Remaining Earnout Amount, as set forth in more detail in the Subordinated Loan Agreement. We have the right to pay up to 20% of the remaining principal on the Senior Subordinated Note on the maturity date in shares of our common stock.

In connection with the our entry into the Subordinated Loan Agreement, Senior Subordinated Note, Security Agreement and Subordination Agreement, on September 30, 2025, we and Bank of America entered into an amendment to our credit agreement, pursuant to which Bank of America consented to the subordinated liens granted by us in favor of the prior owner of Voltrek and consented to the Remaining Earnout Amount evidenced by the Subordinated Loan Agreement, subject to: (a) a maximum amount of up $3.0 million following the final determination in binding arbitration of the Remaining Earnout Amount or (b) such higher amount as consented to in writing by Bank of America promptly following its receipt of notice of the binding arbitration decision.

The final Remaining Earnout Amount determined to be owed by us could be in excess of our current accrued liability for such Remaining Earnout Amount and could materially adversely affect our future liquidity.

On February 2, 2026, we issued 500,000 shares of our common stock at a price to the public of $14.00 per share pursuant to a firmly underwritten public offering. Net proceeds from the offering of approximately $6.4 million will be used to reduce amounts outstanding under our credit agreement, with the remainder to be used for working capital and general corporate purposes.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $20.1 million and $17.3 million as of December 31, 2025 and March 31, 2025, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

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

As of December 31, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 14 – Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company's business previously disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended March 31, 2025, which we filed with the SEC on June 26, 2025 under the heading "Risk Factors." The matters discussed in the following risk factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects and could cause the trading price of our common stock to decline.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and related notes in Part I, Item 1, "Financial Statements" and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

Financial Risks

Our existing liquidity and capital resources may not be sufficient to allow us to fund or sustain our working capital requirements or pay our contractual or debt obligations.

Our existing liquidity and capital resources may not be sufficient to allow us to effectively fund or sustain our working capital requirements or pay our contractual or debt obligations, including our senior debt to Bank of America or our remaining earnout obligations owed in connection with our acquisition of Voltrek. If we require additional capital resources, we may not be able to obtain sufficient equity capital and/or debt financing on acceptable terms or conditions, or at all. Factors affecting the availability to us of additional equity capital or debt financing on acceptable terms and conditions, or in sufficient amounts, include:

•
Our history of operating losses over the past several years;
•
Our frequent inability to achieve our financial results guidance or budget expectations;
•
Our senior debt and subordinated earnout debt obligations and security interests in substantially all of our assets;
•
The use of funds to help satisfy our remaining Voltrek earnout obligations;
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
•
The price, volatility and trading volume and history of our Common Stock; and
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

We may need to raise additional equity capital or subordinated or convertible debt to provide us with additional liquidity and capital resources to help fund our operations and pay our senior debt to Bank of America and our remaining Voltrek acquisition earnout obligations. At our current stock price, such an equity or convertible debt raise would likely be materially dilutive to our shareholders.

We may need to raise additional equity capital or subordinated or convertible debt in order to fund our operations, pay our senior debt to Bank of America and pay our remaining Voltrek earnout obligations, and may pursue equity or debt financings, which may be materially dilutive to our existing shareholders. At our current stock price, the issuance of additional Common Stock or convertible debt would significantly dilute the value our Common Stock held by existing shareholders. Similarly, any new securities we may issue may carry preferences, superior voting rights, or additional terms that could adversely affect shareholders of our Common Stock. Future capital raising efforts may incur substantial costs, such as investment banking, legal and accounting fees, and could lead to non-cash expenses that further negatively impact our financial condition.

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

We are currently in arbitration over the final remaining earn out amount we owe for acquiring Voltrek. There can be no assurance that the arbitrator will not determine that we owe significantly more than we have currently accrued as a liability on our financial statements, which could materially adversely affect our liquidity.

On October 5, 2022, we acquired Voltrek, a leading electric vehicle charging company that provides turnkey installation solutions with ongoing support to all commercial verticals. In connection with such acquisition, we may owe additional material earnout payments based on Voltrek’s financial performance in fiscal 2025 as described below. The related estimated liability of approximately $1.4 million of such remaining earnout is recorded as subordinated debt.

On June 23, 2025, we entered into a term sheet with respect to our remaining earnout obligations owed to Voltrek’s prior owner. Pursuant to the term sheet, on August 1, 2025, we paid the prior owner $500,000, and on September 2, 2025 we paid an additional $375,000, in full and final payment of our fiscal 2024 Voltrek acquisition earnout obligations. Additionally, pursuant to the term sheet, on July 16, 2025, we issued $1.0 million in our Common Stock to Voltrek’s prior owner in partial payment of our fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 earnout obligations.

On September 30, 2025, we entered into a subordinated loan agreement, pursuant to which Voltrek’s prior owner agreed to defer our payment of the remaining earnout amount to be determined by binding arbitration. We agreed to pay monthly principal payments to Voltrek’s prior owner of $25,000 beginning on January 15, 2026, which will increase to $50,000 on July 15, 2026 through the maturity date of July 15, 2027. We also agreed to pay interest monthly to the prior owner at the annual rate of 7% beginning on July 15, 2025, subject to adjustment following the final determination in binding arbitration of the remaining earnout amount, as set forth in more detail in the subordinated loan agreement. We have the right to pay up to 20% of the remaining principal on the senior subordinated loan on the maturity date in shares of our Common Stock.

In connection with our entry into the subordinated loan agreement with Voltrek’s prior owner, Bank of America agreed that the remaining earnout amount evidenced by the subordinated loan agreement could not exceed (a) $3.0 million following the final determination in binding arbitration of the remaining earnout amount or (b) such higher amount as consented to in writing by Bank of America promptly following its receipt of notice of the binding arbitration decision.

The final remaining earnout amount determined to be owed by us pursuant to the pending binding arbitration could be in excess of our current accrued liability for such remaining earnout amount, and could materially adversely affect our future liquidity. Additionally, our payments of some of our Voltrek earnout obligations in shares of our Common Stock may result in our existing shareholders experiencing significant dilution to the value of their investment in our Common Stock.

We are currently in mediation with respect to allegations that we did not adequately mark certain patented products that we contract manufactured on behalf of a customer. There can be no assurance that the mediator will not determine that we are liable for significant damages for such allegations.

One of our customers has alleged that, among other matters, we did not adequately mark certain patented products that we contract manufactured for them. While we believe we have substantial defenses against such allegations, there can be no assurance that the mediator will not determine that we are liable for significant damages resulting from such allegations.

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

We had goodwill of almost $1.5 million and net intangible assets of almost $2.9 million as of September 30, 2025. In accordance with GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Some factors that could lead to a goodwill impairment assessment would be:

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

We are subject to financial and operating covenants in our senior credit agreement and our subordinated loan agreement with Voltrek’s prior owner, and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability or result in a default under our senior credit agreement, materially adversely impacting our liquidity.

Our senior credit agreement and our subordinated loan agreement evidencing our Voltrek acquisition earnout obligations, contain provisions that limit our future borrowing availability and set forth other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, make investments, pay any dividend or distribution on our stock, redeem, repurchase or retire shares of our stock, or pledge or dispose of assets.

There can be no assurance that we will be able to comply with the financial and other covenants in our senior and subordinated debt agreements. Our failure to comply with these covenants could cause us to be unable to borrow under the senior credit agreement and may constitute an event of default under our senior and subordinated debt agreements, which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under our senior and subordinated debt agreements and, which would require us to pay all amounts then outstanding. Such an event would materially adversely affect our financial condition and liquidity. Additionally, such events of non-compliance could impact the terms of any additional borrowings and/or any credit renewal terms. Any failure to comply with such covenants may be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our Common Stock and our ability to obtain financing in the future.

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

Our Amended and Restated Articles of Incorporation allow us to issue up to 50 million shares, consisting of 20 million shares of our Common Stock and 30 million shares of our preferred stock. We may in the future issue additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock, which could result in substantial dilution to the interests of existing shareholders. For example, we have the option to pay up to 20% of the then remaining outstanding balance of our Voltrek earnout obligations at maturity in shares of our Common Stock.

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

We have never paid or declared any cash dividends on our Common Stock. We currently intend to retain all available funds and any future earnings to fund the continued operation of our business and repay our senior debt and senior subordinated debt. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, the terms of our existing revolving credit agreement and our senior subordinated debt restrict the payment of cash dividends on our Common Stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions and other factors that our Board deems relevant. The restrictions on, and decision not to, pay dividends on our Common Stock may impact our ability to attract certain investors and raise funds, if necessary, in the capital markets.

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

Our quarterly revenue and operating results have fluctuated in the past and will likely vary from quarter to quarter in the future. Our results for any particular quarter are not an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our Common Stock to decline. If the price of our Common Stock is volatile or falls significantly, we may be the target of securities litigation or could be delisted from NASDAQ. If we become involved in this type of litigation or are delisted, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could adversely affect our results of operations, financial condition and cash flows.

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

Recent or potential future changes in government and regulatory support for EV adoption, including incentives, mandates, infrastructure investment and emissions regulations and federal funding for EV infrastructure development, may negatively impact the adoption by consumers of EVs. For example, on January 20, 2025, President Trump signed Executive Order 14154 “Unleashing American Energy”, which has had, and may continue to have, direct implications on the policies and regulations that impact the automotive and transportation industries, including the rescission of waivers granted by the EPA for zero emission vehicle regulations. Moreover, federal support for EV adoption generally may be in jeopardy under the current administration, as prior executive orders directing the federal government to transition to an all-electric fleet of cars and trucks have been rescinded. Additionally, the Trump administration halted significant federal funding for EV infrastructure and ordered the termination of federal subsidy programs for EVs. While the freeze on federal funding for EV infrastructure has since been lifted, federal subsidy programs for EVs have been terminated. Such disruption, reduction or elimination of governmental support for EV adoption, including any future reduction or elimination in federal funding for EV infrastructure development, could negatively impact demand for our products and services.

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

The current administration has paused and rescinded policies relating to investment in EV charging infrastructure, and there is uncertainty over what public policy with respect to EV charging infrastructure will be under the current or future administrations. For example, the current administration has directed agencies to pause disbursement of funds appropriated through two laws signed by the previous administration - the Inflation Reduction Act and Infrastructure Investment and Jobs Act - including funding for EV charging stations. The infrastructure law allocated $7.5 billion to building out a network of public plugs across the country. Additionally, spending has been halted under programs such as the National Electric Vehicle Infrastructure (NEVI) program, which provides funding for building out EV charging infrastructure, and prior approvals of funding under the NEVI program have been rescinded. The halt of, and potential elimination of, incentives from the United States Government may decrease demand for, funding of and profitability of EV charging products. In connection with the reduction in incentives for investments in EV charging infrastructure, demand for at home charging products may outpace demand for public charging products, which will adversely impact demand for our products and services.

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

Changes in government budget priorities, including the rollback of EV initiatives, political gridlock, and future potential government shutdown, have negatively impacted, and may in the future continue to negatively impact, our results of operations, financial condition and cash flows.

Our business strategy may rely, in part, on regulatory support for EV adoption, including incentives, mandates, infrastructure investment and emissions regulations and federal funding for EV infrastructure development. However, on January 20, 2025, President Trump signed Executive Order 14154 “Unleashing American Energy”, which has had, and may continue to have, direct implications on the policies and regulations that impact the automotive and transportation industries, including the rescission of waivers granted by the EPA for zero emission vehicle regulations. Moreover, federal support for EV adoption generally may be in jeopardy under the current administration, as prior executive orders directing the federal government to transition to an all-electric fleet of cars and trucks have been rescinded. Additionally, the Trump administration temporarily halted significant federal funding for EV infrastructure and successfully ordered the termination of federal subsidy programs for EVs.

Such disruption, reduction or elimination of governmental support for EV adoption, including any future reduction or elimination of federal funding, for EV infrastructure development, could negatively impact demand and payment for our products and services, hinder our growth initiatives and materially affect our results of operations, financial condition and cash flows.

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

If we are unable to attract, incentivize and retain our third-party distributors, or our distributors do not sell our products and services at the levels expected, our revenues could decline and our costs could increase.

We sell our products through distributors. Many of these distributors are not exclusive, which means that these distributors may sell other third-party products and services in direct competition with us. Since many of our competitors use distributors to sell their products and services, competition for such distributors is intense and may adversely affect our product pricing and gross margins. Additionally, due to mismanagement, industry trends, macro-economic developments, or other reasons, our distributors may be unable to effectively sell our products at the levels desired or anticipated. In addition, we have historically relied on direct sales to sell our products and services, which were often made in competition with sales agents and distributors. In order to attract and form lasting partnerships with sales agents and distributors, we are attempting to overcome our historical perception as a direct sales competitor. As a result, we may have difficulty attracting and retaining sales agents and distributors and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business.

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

In addition, third parties have brought, and may bring future, infringement and other claims that could be time-consuming and expensive to defend. Also, parties making infringement and other claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products, services or business methods and could cause us to pay substantial damages. In the event of a successful claim of infringement against us, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all. It is possible that our intellectual property rights may not be valid or that we may infringe upon existing or future proprietary rights of others. Any successful infringement claims could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products, services and business methods and require us to redesign or, in the case of trademark claims, re-brand our company or products, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.2

Option Award Agreement, dated as of July 18, 2025, by and between Orion Energy Systems, Inc. and Sally A. Washlow (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on July 7, 2025).

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, has been formatted in Inline XBRL and is contained in Exhibit 101.

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2026.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)