Form 10-K
period 2026-03-31
ORION ENERGY SYSTEMS, INC.
filed 2026-06-04
CIK 1409375

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates as of September 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $29,734,234.

As of May 29, 2026, there were 4,056,528 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on August 6, 2026 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

ORION ENERGY SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2026

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that are based on Orion Energy Systems, Inc.'s ("Orion", "we", "us", "our" and similar references) beliefs and assumptions and on information currently available to us. When used in this Form 10-K, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions or expectations are based on assumptions, are subject to risks and uncertainties, and may not be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the current circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-K. Important factors could cause actual results to differ materially from our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-K, including particularly the Risk Factors described under Part I. Item 1A. of this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•
Our ability to achieve our budgeted fiscal 2027 revenue expectations, and related public fiscal 2027 revenue guidance, will have a significant impact on our cash flow and stock price and ability to fund our operations and satisfy our debt obligations;
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
•
The reduction or elimination of incentives from the United States government for investments in electric vehicle ("EV") charging infrastructure may reduce demand for public EV charging products, in addition to reducing overall demand for EVs;
•
We do not have major sources of recurring revenue, a substantial portion of our revenues are derived from major project-based retrofit work that is awarded through a competitive bid process and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The reduction of revenue from our most significant customer over the past several fiscal years has had, and the potential future loss of other significant customers or a major customer would likely have, a materially adverse effect on our results of operations, financial condition and cash flows, and it is generally difficult to predict the timing of projects that will be awarded, which can impact our ability to achieve our expected financial results;
•
The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies, including due to federal funding restrictions in the United States, could cause the demand for our lighting products to slow;
•
We are experiencing ongoing increasing pressures to reduce the average selling price of our products and related negative impact on our gross margins driven largely by the ongoing increase in competition from foreign competitors;
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

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, commercial and industrial electric vehicle charging infrastructure solutions and lighting and electrical maintenance services. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We sell our products and services into many vertical markets within the broader commercial and industrial market segment. Primary verticals include: big box retail, manufacturing, warehousing/logistics, commercial office, federal and municipal government, healthcare and schools. Our services consist of turnkey installation (lighting and EV) and system maintenance. Virtually all of our sales occur within North America.

Our principal customers include large national account end-users, electrical distributors, electrical contractors and energy service companies (“ESCOs”). Our lighting products are either manufactured at our leased production facility located in Manitowoc, Wisconsin, or sourced through our global supply chain with contract manufacture partners.

We differentiate ourselves from our competitors by offering very efficient light fixtures (measured in lumens per watt) coupled with our project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration and commissioning. In addition, we began to offer lighting and electrical maintenance services in fiscal 2021. In October 2022, we acquired Voltrek LLC ("Voltrek"), which leveraged our project management and maintenance expertise into the EV sector. In fiscal 2026, we expanded our services to include electrical contracting, which is an increasingly growing area of customer activity. We believe that providing all of these services enables us to support a long-term business relationship with our customers and results in an increase in our recurring revenue.

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

Our fiscal year ends on March 31. We refer to our current fiscal year which ends on March 31, 2027 as "fiscal 2027". We refer to our most recently completed fiscal year, which ended on March 31, 2026, as “fiscal 2026”, and our prior fiscal year which ended on

March 31, 2025 as "fiscal 2025". In each fiscal year, our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31, and our fiscal fourth quarter ends on March 31.

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

Services

We provide a range of lighting-related energy management, EV installation and electrical contracting services to customers, including:

•
comprehensive site assessment, which includes a review of the current lighting and controls including IoT enabled devices requirements and energy usage at the customer’s facility;
•
services to EV charging customers including site audit, engineering, grant filing, installation, commissioning and network services;
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
•
project management, which involves us working with or serving as the electrical contractor in overseeing and managing all phases of implementation from delivery through installation for a single facility or through multi-facility roll-outs tied to a defined project schedule;
•
installation services, for our products, which we provide through our national network of qualified third-party installers;
•
complete facility design commissioning of IoT enabled control devices
•
recycling in connection with our retrofit installations, where we remove, dispose of and recycle our customer’s legacy lighting fixtures;
•
electrical services, which include battery storage installation, new construction electrical contracting, electrical infrastructure management;
•
lighting, electrical system and EV maintenance services including both preventative and reactive services; and
•
other services that comprise a small amount of our revenue.

Our Customers

We primarily target commercial, institutional and industrial customers who have warehousing, retail, manufacturing and office facilities. In fiscal 2026, one customer accounted for 26.0% of our total revenue. In fiscal 2025, that same customer accounted for 18.1% of our total revenue, and in fiscal 2024, this same customer accounted for 25.6% of our total revenue. As we continue to attempt to diversify our customer base by expanding our reach to national accounts, ESCOs, the agent-driven distribution channel, lighting maintenance customers and the EV market, we expect to continue to derive a significant percentage of our revenue from contracts with one or a limited number of customers. These contracts are entered into in the ordinary course of business and typically provide that we will deliver products and services on a work order or purchase order basis and any purchase order may be terminated prior to shipment. Our maintenance work orders or contracts may be for discrete projects or may have multi-year terms. These contracts generally do not guarantee that the customer will buy our products or services.

The amount and concentration of our revenues with one or more customers may fluctuate on a year to year or quarter to quarter basis depending on the number of purchase orders issued by our customers. The loss of a significant customer or the termination of a material volume of purchase orders (or the underlying agreements) could have a material adverse effect on our results of operations.

Sales and Marketing

We sell our products and services in one of three ways: (i) directly as a result of Orion/Voltrek offering turnkey installation services; (ii) indirectly selling lighting products through independent sales agencies and broadline North American distributors; and (iii) through ESCOs. As of the end of fiscal 2026, we had 36 ESCO partners and independent lighting agencies representing us in substantially all of North America. We work cooperatively with our indirect channels through participation in national trade organizations and by providing product and sales training.

We have historically focused our marketing efforts on developing brand awareness through customer education, participation in trade shows and energy management seminars. These efforts have included participating in national, regional and local trade organizations, exhibiting at trade shows, executing targeted digital campaigns, advertising in select publications, public relations campaigns, social media and other lead generation and brand-building initiatives.

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

Intellectual Property

As of March 31, 2026, we had been issued over 90 United States patents and have applied for a number of additional United States patents. The patented and patent pending technologies cover various innovative elements of our products, including our LED fixtures and controls. Our patented LDRTM product enables significantly faster installation than competitor's commercial office lighting products. Our smart lighting control offerings enable our lighting fixtures to deliver the desired amount of light when it is needed most.

We believe that our patent portfolio as a whole is material to our business and that the loss of these patents could significantly and adversely affect our business, operating results, and prospects.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed orders. Our backlog as of March 31, 2026 and March 31, 2025 totaled $30.1 million and $17.3 million, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

Manufacturing and Distribution

We lease an approximately 266,000 square foot primary manufacturing and distribution facility located in Manitowoc, Wisconsin, where many of our products are manufactured. We utilize both solar and wind power to support the energy requirements for our manufacturing facility, allowing us to reduce our carbon footprint.

We generally maintain a significant supply of raw material and purchased and manufactured component inventory. We contract with transportation companies to ship our products and manage all aspects of distribution logistics. We generally ship our products directly to the end user.

Research and Development

Our research and development efforts are centered on developing new LED products and technologies and enhancing existing products. The products, technologies and services we are developing are focused on increasing end user energy efficiency and enhancing lighting output. Over the last three fiscal years, we have focused on developing additional LED products, resulting in our development and commercialization of several new suites of LED interior high bay products. Some of the products we have developed are designed to be produced in our manufacturing facility in Manitowoc, Wisconsin while others are sourced from contract manufacturers.

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

Human Capital

As of March 31, 2026, we had 174 full-time employees. We also employ temporary employees in our manufacturing facility as demand requires. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike due to employee relations.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted immediately following this summary. Some of these risks are summarized below:

•
Our ability to achieve our budgeted fiscal 2027 revenue expectations, and related public fiscal 2027 revenue guidance, will have a significant impact on our cash flow and stock price and ability to fund our operations and satisfy our debt obligations.
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
•
We do not have major sources of recurring revenue, a substantial portion of our revenues are derived from major project-based retrofit work that is awarded through a competitive bid process, and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The reduction of revenue from our most significant customer over the past several fiscal years has had, and the potential future loss of other significant customers or a major customer would likely have, a materially adverse effect on our results of operations, financial condition and cash flows, and it is generally difficult to predict the timing of projects that will be awarded, which can impact our ability to achieve our expected financial results.
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
•
Adverse conditions in the global economy including due to changes in diplomatic and trade relationships, have negatively impacted, and could in the future negatively impact, our customers, suppliers and business.
•
The success of our LED lighting retrofit solutions depends, in part, on our ability to claim market share away from our competitors.

Risks Related to Our Business

Financial Risks

Our ability to achieve our budgeted fiscal 2027 revenue expectations, and related public fiscal 2027 revenue guidance, will have a significant impact on our cash flow and stock price and ability to fund our operations and satisfy our debt obligations.

We have historically had difficulties in achieving our budgeted revenue expectations, and related public annual revenue guidance. Our ability to achieve our budgeted fiscal 2027 revenue expectations, and related public fiscal 2027 revenue guidance, will have a significant impact on our cash flow, financial condition and stock price and ability to fund our operations and satisfy our debt obligations.

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

We had goodwill of almost $1.5 million and net intangible assets of almost $2.6 million as of March 31, 2026. In accordance with GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Some factors that could lead to a goodwill impairment assessment would be:

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

We are subject to financial and operating covenants in our credit agreement, and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability or result in a default under our credit agreement, materially adversely impacting our liquidity.

Our credit agreement contains provisions that limit our future borrowing availability and set forth other customary covenants, including certain restrictions on our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, make investments, pay any dividend or distribution on our stock, redeem, repurchase or retire shares of our stock, or pledge or dispose of assets.

There can be no assurance that we will be able to comply with the financial and other covenants in our senior debt agreements. Our failure to comply with these covenants could cause us to be unable to borrow under the credit agreement and may constitute an event of default under our senior debt agreements, which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under our senior debt agreements and, which would require us to pay all amounts then outstanding. Such an event would materially adversely affect our financial condition and liquidity. Additionally, such events of non-compliance could impact the terms of any additional borrowings and/or any credit renewal terms. Any failure to comply with such covenants may be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

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

Our Amended and Restated Articles of Incorporation, as amended, allow us to issue up to 50 million shares, consisting of 20 million shares of our common stock and 30 million shares of our preferred stock. We may in the future issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, which could result in substantial dilution to the interests of existing shareholders.

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

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the continued operation of our business and repay our senior debt. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing revolving credit agreement restrict the payment of cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions and other factors that our Board deems relevant. The restrictions on, and decision not to, pay dividends on our common stock may impact our ability to attract certain investors and raise funds, if necessary, in the capital markets.

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

We are currently implementing a new ERP system. ERP implementations are complex, labor intensive, and time-consuming projects, which also involve substantial expenditures on system software and implementation activities. Our new ERP system will be important to our ability to provide important information to our management, obtain, and deliver products, provide services and customer support, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system technology solution, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system will require the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the new ERP system. Any material deficiencies in the design and implementation of our new ERP system could also result in potentially materially higher costs and could adversely affect our ability to operate our business and otherwise negatively affect our financial reporting and the effectiveness of our internal control over financial reporting. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We do not have major sources of recurring revenue, a substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process and we depend upon a limited number of customers in any given period to generate a substantial portion of our revenue. The reduction of revenue from our most significant customer over the past several fiscal years has had, and the potential future loss of other significant customers or a major customer would likely have, a materially adverse effect on our results of operations, financial condition and cash flows, and it is generally difficult to predict the timing and success rate of the projects that we bid and will be awarded.

A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. It is generally difficult to predict the timing and success rate of the projects that we bid and will be awarded. In prior fiscal years, one customer represented more than 40% of total revenues, which has not recurred in recent fiscal years. The reduction of revenue from this customer has had a material adverse effect on our results of operations, financial condition and cash flow. While this customer continues to be a substantial source of business for us (26.0% of our fiscal 2026 revenue), we continue to attempt to diversify our customer base and expand our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market, there is no assurance we will be successful in replacing this reduced revenue. Additionally, even as we progress toward diversifying our customer base, timing of execution on projects with new or additional customers is unpredictable.

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

Our information technology systems involve the storage of our confidential information and trade secrets, as well as our customers’ personal and proprietary information in our equipment, networks and corporate systems. Security breaches, including cybersecurity breaches, expose us to a risk of loss of this information, litigation and increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Security breaches or unauthorized access may result in a combination of significant legal and financial exposure, increased remediation and other costs, theft and/or unauthorized use or publication of our trade secrets and other confidential business information, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect upon our business. While we take steps to prevent unauthorized access to our corporate systems, because the techniques used to obtain unauthorized access, disable or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, the risk of a security breach or disruption, particularly through cyber attacks, or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyber attacks have become more prevalent and harder to detect and fight against. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Any breach or failure of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Legal, Regulatory and Compliance Risks

Government tariffs and other actions have adversely affected, and may continue to adversely affect, our business.

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

Additionally, future actual and perceived changes in governmental budget priorities, and future potential government shutdowns, could adversely affect our results of operations, financial condition and cash flows. Certain government agencies purchase certain products and services directly from us. When the government changes budget priorities, such as in times of war, financial crisis or a changed administration, or reallocates spending to areas unrelated to our business, our results of operations, financial condition and cash flows can be negatively impacted. For example, demand and payment for our products and services may be affected by public sector budgetary cycles, funding authorizations or rebates. Continued or additional future funding reductions or delays, including delays caused by political gridlock, and future potential government shutdowns, could negatively impact demand and payment for our products and services. If any of these events occur, our results of operations, financial condition and cash flows could be materially adversely affected.

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

We sell our products through distributors. Many of these distributors are not exclusive, which means that these distributors may sell other third-party products and services in direct competition with us. Since many of our competitors use distributors to sell their products and services, competition for such distributors is intense and may adversely affect our product pricing and gross margins. Additionally, due to mismanagement, industry trends, macro-economic developments or other reasons, our distributors may be unable to effectively sell our products at the levels desired or anticipated. In addition, we have historically relied on direct sales to sell our products and services, which were often made in competition with sales agents and distributors. In order to attract and form lasting partnerships with sales agents and distributors, we are attempting to overcome our historical perception as a direct sales competitor. As a result, we may have difficulty attracting and retaining sales agents and distributors and any inability to do so could have a negative effect on our ability to attract and obtain customers, which could have an adverse impact on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board and Audit and Finance Committee oversee risks from cybersecurity threats. Our Audit and Finance Committee reviews cybersecurity risks on a quarterly basis and our Board periodically reviews cybersecurity risks as part of its overall risk management oversight and specifically reviews cybersecurity in detail at least annually. Our Board relies on management and its use of third-party consultants for expertise for assessing and managing our risks from cybersecurity threats. In conjunction with management, our Board considers the nature of the work provided by our operations, the potential impact of a cybersecurity event, costs, potential likelihood of an event, prior events, and benefits in its general oversight of the cybersecurity risk management.

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

See also “Item 1A. Risk Factors — Operational Risks.”

ITEM 2. PROPERTIES

We lease our approximately 266,000 square foot manufacturing and distribution facility located in Manitowoc, Wisconsin, the term of which lease expires on January 31, 2030.

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

Shareholders

As of May 29, 2026, there were approximately 145 record holders of the 4,056,528 outstanding shares of our common stock. The number of record holders does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents shares outstanding under our 2016 Omnibus Incentive Plan as of March 31, 2026.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Shares	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuances Under Equity Compensation Plans (excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	188,372	$6.34	56,587
Equity Compensation plans not approved by security holders	—	—	—
Total	188,372	$6.34	56,587

Issuer Purchase of Equity Securities

We did not purchase shares of our common stock during the fiscal year ended March 31, 2026.

Unregistered Sales of Securities

On July 16, 2025, we issued 163,258 shares of our common stock to Kathleen M. Connors and 1,649 shares of our common stock to the Kathleen M. Connors 2019 Revocable Trust as earnout consideration as contemplated by the Term Sheet. These issuances did not involve a public offering and were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On July 18, 2025, we granted the following equity awards to Michael Ontrop, our new Senior Vice president of Channel Sales, as inducement for employment; (i) 10,000 shares of restricted stock and (ii) a non-qualified stock option exercisable for 12,500 shares of our common stock at an exercise price of $6.00 per share. These awards were exempt from registration under Section 4(a)(2) of the Securities Act. The equity awards were approved by our Board in accordance with Nasdaq Listing Rule 5635(c)(4) as a material inducement for Mr. Ontrop to accept our offer of employment, and the underlying shares were not drawn from the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan.

Mr. Ontrop’s restricted stock award will vest with respect to one-third of the restricted shares on each of the first three anniversaries of the grant date, provided that Mr. Ontrop is then still employed with the Company on the applicable vesting date. Mr. Ontrop's stock option will vest as follows if the per share price of our common stock achieves the following levels over the three-year period after the grant date and provided Mr. Ontrop is then still employed by us on the applicable vesting date: (i) one-third at $30.00; (ii) one-third at $40.00; and (iii) one-third at $50.00, with achievement of the effective share prices to be determined based on a five trading day average closing price of our common stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses fiscal year 2026 and fiscal year 2025 items and year over year comparisons between fiscal year 2026 and fiscal year 2025. Discussions of the fiscal year 2024 items and the year over year comparisons between fiscal year 2025 and fiscal year 2024 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

Our fiscal year ends on March 31. We refer to our just completed fiscal year, which ended on March 31, 2026, as "fiscal 2026", and our prior fiscal years which ended on March 31, 2025 and March 31, 2024 as "fiscal 2025" and “fiscal 2024”, respectively. Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter ends on September 30, our fiscal third quarter ends on December 31 and our fiscal fourth quarter ends on March 31.

Reportable segments are components of an entity that have separate financial data that the entity's chief operating decision maker ("CODM") regularly reviews when allocating resources and assessing performance. Our CODM is our chief executive officer. We have three segments: lighting segment, maintenance segment and EV segment.

Recent Developments

Reverse Stock Split

On August 22, 2025, we effected a 1-for-10 reverse stock split of our common stock in order to remain compliant with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) for continued listing on the NASDAQ Capital Market (“NASDAQ”).

Voltrek Earnout Settlement

On March 17, 2026, we entered into a settlement agreement (the “Settlement Agreement”) with Final Frontier, LLC (“Final Frontier”) and Kathleen M. Connors (“Ms. Connors”), personally and as Trustee of the Kathleen M. Connors 2019 Revocable Trust (“Connors Trust” together with Final Frontier and Ms. Connors, the “Connors Parties”), in order to reach a final and complete resolution and settlement of the dispute between the Connors Parties and us regarding our remaining earnout obligations owed to Final Frontier pursuant to that certain Membership Interest Purchase Agreement, dated as of October 5, 2022, entered into by and among us and the Connors Parties (the “MIPA”), pursuant to which we acquired Voltrek, as well as to reach a final and complete resolution and settlement of related arbitrations and terminate related agreements, as described below.

Pursuant to the MIPA and a binding term sheet (as amended, the "Term Sheet"), we and the Connors Parties submitted our earn out statement dispute to CPA firm arbitration (the “CPA Firm Arbitration”). The Connors Parties asserted that the remaining earn out payments owed by us totaled approximately $10 million. Our position was that we owed the Connors Parties an additional $1.4 million. The CPA arbitrators determined that we owed an additional $3.4 million of earnout payments. Subsequently, we filed an arbitration demand with the American Arbitration Association in Milwaukee, Wisconsin against the Connors Parties in order to object to the CPA firm’s decision of the earnout statement dispute as manifest error (the “AAA Arbitration”).

By entering into the Settlement Agreement, we and the Connors Parties agreed to a final and complete resolution and settlement of the CPA Firm Arbitration and the AAA Arbitration, a final and complete resolution and settlement of the earnout statement dispute, termination of the MIPA, termination of all related earnout agreements and termination of any and all claims and counterclaims between or among us and the Connors Parties, without any admission of liability and without incurring of any further payment, cost, liability, obligation, guaranty, expense or inconvenience with respect thereto.

Under the terms of the Settlement Agreement, we made a one-time cash payment of $3.0 million (the “Settlement Amount”) to Final Frontier on March 18, 2026. Upon receipt of the Settlement Amount, all earn out payment obligations, the MIPA, all earnout agreements, the CPA Firm Arbitration and the AAA Arbitration proceedings were terminated, cancelled and released, and all liens and security interests held by Final Frontier on our assets were automatically terminated and irrevocably released. Additionally, upon payment of the Settlement Amount, we and the Connors Parties exchanged mutual general releases of all claims arising from or related to the earn out disputes, the CPA Firm Arbitration and the AAA Arbitration proceedings, the MIPA and the earnout agreements. The releases did not affect Ms. Connors’ then part-time employment relationship with us or the Connors Parties’ rights as shareholders of our Company. We also agreed to facilitate the Connors Parties’ entry into a Rule 10b5-1 trading plan during our next insider open window period to facilitate the Connors Parties’ sale of their shares of our common stock.

Significant New Exterior Lighting Project

We have been awarded a new large-scale LED exterior lighting project with a leading international retail chain, anticipated to generate approximately $14 million to $15 million of revenue. The large-scale project began in our fourth quarter of fiscal 2026, with the majority of the project expected to be completed by the end of July 2026. This new order follows our October 31, 2025 announcement of a three-year renewal of a major LED lighting maintenance contract for this customer, with the renewal having an estimated total revenue potential of between $42 million to $45 million. We will continue to maintain LED lighting systems for more than 2,000 stores operated by this retailer. There is an additional potential for significant expansion of this customer relationship in our fiscal 2027.

Ongoing Cost Cutting Initiatives

Over the past two fiscal years, we have been successful in reducing our annual operating expenses by approximately $2.0 million. This cost cutting and overhead reduction initiative has resulted in improved gross margins and profitability.

Public Stock Offering

On February 2, 2026, we issued 500,000 shares of our common stock at a price to the public of $14.00 per share pursuant to a firmly underwritten public offering. Net proceeds from the offering of approximately $6.4 million were used to reduce amounts outstanding under our credit agreement, with the remainder used for working capital and general corporate purposes.

Replacing Reduced Revenue from Primary Customer

In fiscal 2026, 2025 and 2024, one customer accounted for 26.0%, 18.1% and 25.6% of our total revenue, respectively. We continue to attempt to diversify our customer base by expanding our reach to national accounts, ESCOs, the agent driven distribution channel, lighting maintenance customers and the EV market.

Solar Asset Termination Agreement

Effective March 19, 2026, we executed a termination agreement with a customer to terminate two power purchase agreements (“PPAs”) that commenced in 2010. The PPAs covered two solar panel arrays on two buildings in New Jersey under which we contracted to sell the solar power generation from the respective solar panel arrays through 2030. Under the terms of the termination agreement, we transferred ownership of the solar arrays to a third party and terminated any future obligations related to those assets in exchange for a cash payment of $1.3 million.

Credit Facility Extension

On May 29, 2026, we and Bank of America, N.A. as lender, executed Amendment No. 5 (“Amendment No. 5”) to our Loan and Security Agreement dated December 29, 2020 and amended previously on September 30, 2025 (as amended, the “credit agreement”). The primary purpose of Amendment No. 5 was to extend the maturity date of the Credit Facility from June 30, 2027 to June 30, 2030.

Tariff Relief

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers

Act (“IEEPA”) were unlawful. On April 20, 2026, U.S. Customs and Border Protection launched a portal intended to automate and consolidate the related refund claim process, including associated interest payments. We submitted refund claims related to certain previously paid tariffs. Due to the uncertainly surrounding payment of any potential refund claims, no amounts are reflected in our fiscal 2026 financial statements. As of May 31, 2026, we have received approximately $219 thousand in tariff refunds, including approximately $13 thousand of interest income. The ultimate amount and timing of recovery remains subject to continued administrative review and claim approval.

Selected Financial Data

The selected historical consolidated financial data are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2026	2025	2024	2023	2022
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Product revenue	$57,029	$54,368	$63,307	$57,210	$91,889
Service revenue	29,277	25,352	27,274	20,173	32,494
Total revenue	86,306	79,720	90,581	77,383	124,383
Cost of product revenue (1) (2) (8)	36,893	37,319	44,466	42,979	65,249
Cost of service revenue (1) (3) (8)	21,320	22,165	25,204	16,893	25,222
Total cost of revenue	58,213	59,484	69,670	59,872	90,471
Gross profit	28,093	20,236	20,911	17,511	33,912
General and administrative expenses (1) (4) (8)	18,691	18,008	16,740	19,487	11,680
Impairment of assets (5)	—	-	456	—	512
Acquisition related costs	—	—	56	765	—
Sales and marketing expenses (1) (5) (8)	10,099	11,595	12,988	11,392	11,628
Research and development expenses (1)(6) (8)	945	1,229	1,495	1,852	1,701
(Loss) income from operations	(1,642)	(10,596)	(10,824)	(15,985)	8,391
Other income	51	62	39	-	1
Interest expense	(783)	(1,026)	(752)	(339)	(80)
Amortization of debt issue costs	(170)	(206)	(95)	(73)	(62)
Loss on debt extinguishment	(562)	—	—	—	—
Dividend and interest income	3	7	2	34	—
(Loss) income before income tax	(3,103)	(11,759)	(11,630)	(16,363)	8,250
Income tax expense (benefit) (7)	60	42	41	17,978	2,159
Net (loss) income	$(3,163)	$(11,801)	$(11,671)	$(34,341)	$6,091
Net (loss) income per share attributable to common shareholders:
Basic	$(0.89)	$(3.59)	$(3.59)	$(10.83)	$1.96
Diluted	$(0.89)	$(3.59)	$(3.59)	$(10.83)	$1.95
Weighted-average shares outstanding:
Basic	3,561	3,283	3,249	3,170	3,102
Diluted	3,561	3,283	3,249	3,170	3,130

(1)
Includes stock-based compensation expense recognized under Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, or Accounting Standards Codification (ASC) 718, as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024	2023	2022
	(in thousands)
Cost of product revenue	$—	$7	$5	$4	$5
Cost of service revenue	—	—	—	—	—
General and administrative expenses	434	1,111	923	1,596	793
Sales and marketing expenses	46	31	17	8	12
Research and development expenses	3	8	5	4	3
Total stock-based compensation expense	$483	$1,157	$950	$1,612	$813

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

Results of Operations: Fiscal 2026 versus Fiscal 2025

The following table sets forth the line items of our consolidated statements of operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (in thousands, except percentages):

	Fiscal Year Ended March 31,
	2026	2025		2026	2025
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$57,029	$54,368	4.9%	66.1%	68.2%
Service revenue	29,277	25,352	15.5%	33.9%	31.8%
Total revenue	86,306	79,720	8.3%	100.0%	100.0%
Cost of product revenue	36,893	37,319	(1.1)%	42.7%	46.8%
Cost of service revenue	21,320	22,165	(3.8)%	24.7%	27.8%
Total cost of revenue	58,213	59,484	(2.1)%	67.4%	74.6%
Gross profit	28,093	20,236	38.8%	32.6%	25.4%
General and administrative expenses	18,691	18,008	3.8%	21.7%	22.6%
Sales and marketing expenses	10,099	11,595	(12.9)%	11.7%	14.5%
Research and development expenses	945	1,229	(23.1)%	1.1%	1.5%
(Loss) income from operations	(1,642)	(10,596)	(84.5)%	(1.9)%	(13.3)%
Other income	51	62	(17.7)%	0.1%	0.1%
Interest expense	(783)	(1,026)	23.7%	(0.9)%	(1.3)%
Amortization of debt issue costs	(170)	(206)	17.5%	(0.2)%	(0.3)%
Loss on debt extinguishment	(562)	—	NM	(0.7)%	—
Interest income	3	7	(57.1)%	0.0%	0.0%
(Loss) income before income tax	(3,103)	(11,759)	73.6%	(3.6)%	(14.8)%
Income tax expense	60	42	(42.9)%	0.1%	0.1%
Net (loss) income	$(3,163)	$(11,801)	73.2%	(3.7)%	(14.8)%

* NM = Not Meaningful

Revenue, Cost of Revenue and Gross Margin. Product revenue increased by 4.9%, or $2.7 million, for fiscal 2026 versus fiscal 2025. Service revenue increased by 15.5%, or $3.9 million, for fiscal 2026 versus fiscal 2025. The increase in product revenue was primarily due to an increase in the maintenance segment along with the contract modification of our solar agreement leading to additional recognized revenue. The increase in service revenue was due to an increase in projects in our lighting segment. Cost of product revenue decreased by 1.1%, or $0.4 million, in fiscal 2026 versus the comparable period in fiscal 2025. Cost of service revenue decreased by 3.8%, or $0.8 million, in fiscal 2026 versus fiscal 2025. The decreases were primarily due to the cost savings initiatives put into place in fiscal 2025. Gross margin increased to 32.6% of revenue in fiscal 2026 from 25.4% in fiscal 2025, due primarily to a more favorable sales mix along with better overall margins in the lighting and EV segments.

Operating Expenses

General and Administrative. General and administrative expenses increased 3.8%, or $0.7 million, in fiscal 2026 compared to fiscal 2025. This comparative increase was primarily due to earnout compensation costs, sign-on bonus costs and disposal of solar assets costs, which were partially offset by a reduction in workforce related to restructuring that occurred in the first half of fiscal 2025.

Sales and Marketing. Our sales and marketing expenses decreased 12.9%, or $1.5 million, in fiscal 2026 compared to fiscal 2025. The decrease was primarily due to decreases in employment costs throughout fiscal 2026.

Research and Development. Research and development expenses decreased 23.1%, or $0.3 million, in fiscal 2026 compared to fiscal 2025 primarily due to a decrease in employment costs.

Interest Expense. Interest expense in fiscal 2026 decreased by $0.2 million to $0.8 million primarily due to lower outstanding amounts on the line of credit throughout fiscal 2026.

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2026	2025
Revenues	$55,880	$47,704
Operating (loss) income	$2,175	$(2,765)
Operating margin	3.9%	(5.8)%

Fiscal 2026 Compared to Fiscal 2025

Lighting segment revenue increased in fiscal 2026 by 17.1%, or $8.2 million, and operating income increased $4.9 million, compared to fiscal 2025, due to increased project volumes in fiscal 2025 along with the recognition of solar revenue due to the contract modification in March of 2026. This increase in revenues led to a corresponding operating income increase in this segment, along with increased project margins.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Fiscal Year Ended March 31,
	2026	2025
Revenues	$16,042	$15,190
Operating (loss) income	$1,166	$(1,188)
Operating margin	7.3%	(7.8)%

Fiscal 2026 Compared to Fiscal 2025

Maintenance segment revenue increased $0.9 million, or 5.6%, in fiscal 2026 compared to fiscal 2025 primarily due to increased projects for a large customer. As a result, operating income increased $2.4 million in fiscal 2026 compared to fiscal 2025 primarily due to better project margins throughout the segment.

EV Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Fiscal Year Ended March 31,
	2026	2025
Revenues	$14,384	$16,826
Operating loss	$(648)	$(2,356)
Operating margin	(4.5)%	(14.0)%

Fiscal 2026 Compared to Fiscal 2025

EV segment revenue decreased 14.5%, or $2.4 million, in fiscal 2026 compared to fiscal 2025 primarily due to project delays. EV segment operating loss decreased $1.7 million, or 72.5%, in fiscal 2026 compared to fiscal 2025 primarily due to a more beneficial sales mix leading to higher margins.

Liquidity and Capital Resources

Overview

We had $3.3 million in cash and cash equivalents as of March 31, 2026, compared to $6.0 million at March 31, 2025. Our cash position decreased due to the results in our operations, satisfaction of the final Voltrek earnout obligation and paydown of our Credit Facility. These decreases were partially offset by net proceeds from our February 2026 underwritten public stock offering of approximately $6.4 million.

As of March 31, 2026, our borrowing base supported $15.6 million of availability under our credit facility, with $3.0 million drawn against that availability. As of March 31, 2025, our borrowing base supported $15.0 million of availability under our credit facility, with $7.0 million drawn against that availability.

Additional information on our credit agreement can be found in the “Indebtedness” section located below.

In March 2023, we filed a universal shelf registration statement with the Securities and Exchange Commission. Under our shelf registration statement, we currently have the flexibility to publicly offer and sell from time to time debt and/or equity securities. The filing of the shelf registration statement may help facilitate our ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes. Based on our current market capitalization, we are subject to the "baby-shelf" rule which limits the amount of securities that can be issued at any given time.

On February 2, 2026, we issued 500,000 shares of our common stock at a price to the public of $14.00 per share pursuant to a firmly underwritten public offering. Net proceeds from the offering of approximately $6.4 million were used to reduce amounts outstanding under our credit agreement, with the remainder used for working capital and general corporate purposes.

In April 2024, we and our lender executed Amendment No.2 to our credit agreement to add a $3.5 million term loan to the credit facility. The amendment also expanded the pool of eligible receivables to include government receivables in the calculation of the borrowing base. See Note 12 - Debt to our accompanying audited consolidated financial statements for more information.

In October 2024, we and our lender executed Amendment No.3 to our credit agreement to extend the maturity date of the Credit Facility from December 29, 2025 to June 30, 2027.

On September 30, 2025, we and our lender executed Amendment No. 4 to our credit agreement, pursuant to which Bank of America consented to certain subordinated liens we granted in favor of Final Frontier and consented to the Remaining Earnout Amount (as defined herein) evidenced by the Subordinated Loan Agreement (as defined herein), subject to certain limitations, and to permit us to make cash interest and principal payments to Final Frontier as set forth in the Subordinated Loan Agreement. On March 18, 2026, the Subordinated Loan Agreement was terminated and cancelled, and all related liens and security interests held by Final Frontier on our assets were automatically terminated and irrevocably released.

On May 29, 2026, we and our lender executed Amendment No. 5 to our credit agreement to extend the maturity date of the Credit Facility from June 30, 2027 to June 30, 2030.

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

Cash Flows

The following table summarizes our cash flows for our fiscal 2026, fiscal 2025 and fiscal 2024:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(in thousands)
Operating activities	$(1,079)	$599	$(10,092)
Investing activities	(86)	128	(731)
Financing activities	(1,542)	90	(14)
(Decrease) increase in cash and cash equivalents	$(2,707)	$817	$(10,837)

Cash Flows Related to Operating Activities. Cash used in operating activities for fiscal 2026 was $1.1 million and consisted of our net loss of $3.2 million adjusted for non-cash expense items and net cash provided by changes in operating assets of $2.1 million, the largest of which was an increase of $3.5 million in accounts receivable, a $3.1 million increase in revenue earned but not billed, an increase of $2.2 million in accounts payable, and an increase of $1.3 million in accrued expenses and other.

Cash provided by operating activities for fiscal 2025 was $0.6 million and consisted of our net loss of $11.8 million adjusted for non-cash expense items and net cash provided by changes in operating assets of $12.4 million, the largest of which was a decrease of $6.1 million in inventories, a $5.1 million decrease in accounts payable, and an increase of $1.9 million in accrued expenses.

Cash used in operating activities for fiscal 2024 was $10.1 million and consisted of our net loss of $11.7 million adjusted for non-cash expense items and net cash used in changes in operating assets of $1.6 million, the largest of which was a $5.0 million increase in accounts payable, an increase of $3.2 million in revenue earned but not billed, and a $2.3 million decrease in accrued liabilities.

Cash Flows Related to Investing Activities. Cash used in investing activities in fiscal 2026 was $0.1 million and consisted primarily of purchases of property and equipment.

Cash provided by investing activities in fiscal 2025 was $0.1 million and consisted primarily of $0.2 million of sales of property and equipment and $0.1 million of purchases of property and equipment.

Cash used in investing activities in fiscal 2024 was $0.7 million and consisted primarily of $0.8 million of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash used in financing activities in fiscal 2026 was $1.5 million and consisted primarily of payment of long-term debt and paying down the line of credit. These payments were partially offset by proceeds from a public stock issuance along with a draw on the line of credit.

Cash provided by financing activities in fiscal 2025 was $0.1 million and consisted primarily of proceeds from the term loan that originated in the first quarter of fiscal 2025, which was partially offset by payments on the revolving credit facility.

Cash used in financing activities in fiscal 2024 was $14 thousand.

Working Capital

Our net working capital as of March 31, 2026 was $11.0 million, consisting of $37.7 million of current assets and $26.7 million of current liabilities. Our net working capital as of March 31, 2025 was $8.7 million, consisting of $35.5 million of current assets and $26.8 million of current liabilities. The change was primarily due to an increase in accounts receivable, revenue earned but not billed, and decreases in our revolving line of credit and accrued expenses and other.

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

Indebtedness

Revolving Credit Agreement

Our credit agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that now matures on June 30, 2030. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2026, the borrowing base supported approximately $15.6 million of availability under the Credit Facility with $3.0 million drawn against that availability. As of March 31, 2025, the borrowing base supported approximately $15.0 million of availability under the Credit Facility with $7.0 million drawn against that availability.

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

On September 30, 2025, we and our lender executed Amendment No. 4 to our credit agreement, pursuant to which Bank of America consented to certain subordinated liens we granted in favor of Final Frontier and consented to the Remaining Earnout Amount evidenced by the Subordinated Loan Agreement, subject to certain limitations, and to permit us to make cash interest and principal payments to Final Frontier as set forth in the Subordinated Loan Agreement. On March 18, 2026, the Subordinated Loan Agreement was terminated and cancelled, and all related liens and security interests held by Final Frontier on our assets were automatically terminated and irrevocably released.

On March 17, 2026, we entered into the Settlement Agreement with Final Frontier and the Connors Parties, in order to reach a final and complete resolution and settlement of the dispute between the Connors Parties and us regarding our remaining earnout obligations owed to Final Frontier pursuant to the MIPA, pursuant to which we acquired Voltrek, as well as to reach a final and complete resolution and settlement of related arbitrations and terminate related agreements, as described below.

Under the terms of the Settlement Agreement, we made a one-time cash payment of the Settlement Amount to Final Frontier on March 18, 2026. Upon receipt of the Settlement Amount, all earn out payment obligations, the MIPA, all related earnout agreements, including the Subordinated Loan Agreement, the CPA Firm Arbitration and the AAA Arbitration proceedings were terminated, cancelled and released, and all liens and security interests held by Final Frontier on our assets were automatically terminated and irrevocably released. Additionally, upon payment of the Settlement Amount, we and the Connors Parties exchanged mutual general releases of all claims arising from or related to the earn out disputes, the CPA Firm Arbitration and the AAA Arbitration proceedings, the MIPA and the related earnout agreements. The releases did not affect Ms. Connors’ then part-time employment relationship with us or the Connors Parties’ rights as our shareholders. We also agreed to facilitate the Connors Parties’ entry into a Rule 10b5-1 trading plan during our next insider open window period to facilitate the Connors Parties’ sale of their shares of our common stock.

On May 29, 2026, we and our lender executed Amendment No. 5 to our credit agreement to extend the maturity date of the Credit Facility from June 30, 2027 to June 30, 2030.

Public Offering

On February 2, 2026, we issued 500,000 shares of our common stock at a price to the public of $14.00 per share pursuant to a firmly underwritten public offering. Net proceeds from the offering of approximately $6.4 million were used to reduce amounts outstanding under our credit agreement, with the remainder used for working capital and general corporate purposes.

Capital Spending

Our capital expenditures are primarily for general corporate purposes for our corporate headquarters and technology center, production equipment and tooling and for information technology systems. Our capital expenditures totaled $0.1 million in fiscal 2026, $0.1 million in fiscal 2025 and $0.8 million in fiscal 2024. Our capital spending plans predominantly consist of investments related to maintenance fleet vehicles, new product development tooling and equipment and information technology systems, exclusive of any capital spending for potential acquisitions. We expect to finance these capital expenditures primarily through our existing cash, equipment secured loans and leases, to the extent needed, long-term debt financing, or by using our Credit Facility. As discussed in Item 1A. Risk Factors, we will be commencing implementation efforts of a new ERP system in fiscal 2027, with an expected go-live date at the beginning of the second quarter of fiscal 2027. The expected cost for the project is approximately $2.0 million.

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

Revenue from a customer contract which includes both the sale of our manufactured or sourced fixtures and the installation of such fixtures (which we refer to as a turnkey project) is allocated between each lighting fixture and the installation performance obligation based on relative standalone selling prices.

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

Revenue from the maintenance offering that includes both the sale of our manufactured or sourced product and service is allocated between the product and service performance obligations based on relative standalone selling prices, and is recorded in Product revenue and Service revenue, respectively, in the consolidated statement of operations.

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

Inventories, Net. Inventories consist of raw materials and components, such as drivers, metal sheet and coil stock and molded parts; work in process inventories, such as frames and reflectors; and finished goods, including completed fixtures and systems, and accessories. All inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out (FIFO) method. In determining the lower of cost or net realizable value, we consider assumptions such as business and economic conditions, expected demand for our products, changes in technology or customer requirements, recent historical sales activity (including usage in the preceding 9 to 12 months) and selling prices, as well as estimates of future selling prices. When the net realizable value of inventories exceeds the carrying value, we record, as a charge to cost of product revenue, the amount required to reduce the carrying value of inventory to net realizable value.

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

We perform a qualitative assessment in conjunction with our annual impairment test of our indefinite lived intangible assets and goodwill as of January 1, 2026. This qualitative assessment considered our operating results for the first nine months of fiscal 2026 in comparison to prior years as well as our anticipated fourth quarter results and fiscal 2026 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

We performed a qualitative assessment in conjunction with our annual impairment test of our indefinite lived intangible assets and goodwill as of January 1, 2025. This qualitative assessment considered our operating results for the first nine months of fiscal 2025 in comparison to prior years as well as our anticipated fourth quarter results and fiscal 2025 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

Stock-Based Compensation. We currently issue time-based and performance-based restricted stock awards to our employees, consultants, executive officers and directors. In fiscal 2026, we also issued stock options to certain employees, consultants, and executive officers. We apply the provisions of ASC 718, Compensation - Stock Compensation, to these restricted stock and stock option awards which requires us to expense the estimated fair value of the awards based on the fair value of the award on the date of grant. Additionally, it is necessary to estimate the achievement of the performance-based awards to ensure the expense remains accurate. Compensation costs for equity incentives are recognized in earnings, on a straight-line basis over the requisite service period.

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

As of March 31, 2026, we had net operating loss carryforwards of approximately $87.2 million for federal tax purposes, $73.4 million for state tax purposes, and $0.6 million for foreign tax purposes.

We also had federal tax credit carryforwards of $1.1 million and state tax credit carryforwards of $0.1 million, which are reserved for as part of our valuation allowance. Of these tax attributes, $37.8 million of the federal and state net operating loss carryforwards are not subject to time restrictions on use but may only be used to offset 80% of future adjusted taxable income. The $123.4 million net operating loss and tax credit carryforwards will begin to expire in varying amounts between 2026 and 2056.

We recognize penalties and interest related to uncertain tax liabilities in income tax expense. Penalties and interest were immaterial as of the date of adoption and are included in unrecognized tax benefits.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board ("FASB") ASC 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. As of March 31, 2026, the balance of gross unrecognized tax benefits was approximately $0.2 million, all of which would reduce our effective tax rate if recognized. We believe that our estimates and judgments discussed herein are reasonable, however, actual results could differ, which could result in gains or losses that could be material.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our accompanying audited consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

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

As of March 31, 2026, we had $6.0 million of outstanding debt with floating interest rates.

Commodity Price Risk. We are exposed to certain commodity price risks associated with our purchases of raw materials, most significantly our aluminum purchases. During fiscal 2026, we have experienced commodity price increases; however, as of the date of this report, we are not able to predict the future impact of this risk. A hypothetical additional 20% increase in aluminum prices would have had a negative impact of $0.9 million on our net loss in fiscal 2026.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Orion Energy Systems, Inc.

Manitowoc, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Energy Systems, Inc. (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory - Valuation

As described in Note 2 to the Company’s consolidated financial statements, the Company reports inventory using the first-in, first-out (FIFO) method. The Company records the amount required to reduce the carrying value of its inventories to net realizable value as a charge to cost of product revenue. As of March 31, 2026, the Company had inventories, net of approximately $10.3 million.

We identified Inventory Valuation as a critical audit matter. The principal considerations for this determination were management’s judgments utilized to determine the net realizable value of inventory, specifically the assumptions related to the recent historical sales activity (including usage in the preceding 9 to 12 months) and expected demand for the products. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address this matter.

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

Milwaukee, Wisconsin

June 4, 2026

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands, except share amounts)	2026	2025
Assets
Cash and cash equivalents	$3,265	$5,972
Accounts receivable, net	16,340	12,845
Revenue earned but not billed	6,409	3,350
Inventories, net	10,304	11,392
Prepaid expenses and other current assets	1,364	1,939
Total current assets	37,682	35,498
Property and equipment, net	6,114	8,026
Goodwill	1,484	1,484
Other intangible assets, net	2,646	3,379
Other long-term assets, net	3,679	4,076
Total assets	$51,605	$52,463
Liabilities and Shareholders’ Equity
Accounts payable	$15,451	$13,272
Accrued expenses and other	10,728	12,728
Deferred revenue, current	155	491
Current maturities of long-term debt	353	353
Total current liabilities	26,687	26,844
Revolving credit facility	3,000	7,000
Long-term debt, less current maturities	2,619	2,971
Deferred revenue, long-term	-	337
Other long-term liabilities	2,671	3,427
Total liabilities	34,977	40,579
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 shares at March 31, 2026 and 2025; no shares issued and outstanding at March 31, 2026 and 2025	—	—
Common stock, no par value: Shares authorized: 20,000,000 at March 31, 2026 and 2025; shares issued: 4,819,013 and 4,247,023 at March 31, 2026 and 2025; shares outstanding: 4,056,528 and 3,298,389 at March 31, 2026 and 2025	—	—
Additional paid-in capital	169,646	163,025
Treasury stock: 762,485 and 948,634 common shares at March 31, 2026 and 2025	(34,962)	(36,248)
Accumulated deficit	(118,056)	(114,893)
Total shareholders’ equity	16,628	11,884
Total liabilities and shareholders’ equity	$51,605	$52,463

The accompanying notes are an integral part of these Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(in thousands, except share and per share amounts)	2026	2025	2024
Product revenue	$57,029	$54,368	$63,307
Service revenue	29,277	25,352	27,274
Total revenue	86,306	79,720	90,581
Cost of product revenue	36,893	37,319	44,466
Cost of service revenue	21,320	22,165	25,204
Total cost of revenue	58,213	59,484	69,670
Gross profit	28,093	20,236	20,911
Operating expenses:
General and administrative	18,691	18,008	16,740
Impairment on intangibles	—	—	456
Acquisition related costs	—	—	56
Sales and marketing	10,099	11,595	12,988
Research and development	945	1,229	1,495
Total operating expenses	29,735	30,832	31,735
Loss from operations	(1,642)	(10,596)	(10,824)
Other income (expense):
Other income	51	62	39
Interest expense	(783)	(1,026)	(752)
Amortization of debt issue costs	(170)	(206)	(95)
Loss on debt extinguishment	(562)	—	—
Interest income	3	7	2
Total other expense	(1,461)	(1,163)	(806)
Loss before income tax	(3,103)	(11,759)	(11,630)
Income tax expense	60	42	41
Net loss	$(3,163)	$(11,801)	$(11,671)
Basic net loss per share attributable to common shareholders	$(0.89)	$(3.59)	$(3.59)
Weighted-average common shares outstanding	3,560,671	3,282,947	3,248,624
Diluted net loss per share	$(0.89)	$(3.59)	$(3.59)
Weighted-average common shares and share equivalents outstanding	3,560,671	3,282,947	3,248,624

The accompanying notes are an integral part of these Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shareholders’ Equity
	Common Stock
(in thousands, except share amounts)	Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2023	3,229,541	$160,907	$(36,237)	$(91,421)	$33,249
Issuance of stock and shares for services	1,132	12	—	—	12
Shares issued under Employee Stock Purchase Plan	282	—	4	—	4
Stock-based compensation	26,055	950	—	—	950
Employee tax withholdings on stock-based compensation	(235)	—	(2)	—	(2)
Net loss	—	—	—	(11,671)	(11,671)
Balance, March 31, 2024	3,256,775	161,869	(36,235)	(103,092)	22,542
Shares issued under Employee Stock Purchase Plan	193	—	2	—	2
Stock-based compensation	43,126	1,156	—	—	1,156
Employee tax withholdings on stock-based compensation	(1,705)	—	(15)	—	(15)
Net loss	—	—	—	(11,801)	(11,801)
Balance, March 31, 2025	3,298,389	163,025	(36,248)	(114,893)	11,884
Public stock offering, net of issuance costs	500,000	6,138	—	—	6,138
Issuance of stock for earnout payment	164,908	—	1,000	—	1,000
Issuance of stock for sign on bonus	21,166	—	300	—	300
Shares issued under Employee Stock Purchase Plan	75	—	1	—	1
Stock-based compensation	73,336	483	—	—	483
Employee tax withholdings on stock-based compensation	(1,346)	—	(15)	—	(15)
Net loss	—	—	—	(3,163)	(3,163)
Balance, March 31, 2026	4,056,528	$169,646	$(34,962)	$(118,056)	$16,628

The accompanying notes are an integral part of these Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands)	2026	2025	2024
Operating activities
Net loss	$(3,163)	$(11,801)	$(11,671)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,784	2,619	2,590
Stock-based compensation	483	1,157	950
Loss on debt extinguishment	562	—	—
Deferred taxes and impairment of property and equipment	5	27	64
Loss on asset disposals	1,118	91	84
Provision for inventory reserves	461	552	562
Provision for credit losses	12	378	170
Other	(6)	197	468
Changes in operating assets and liabilities:
Accounts receivable	(3,507)	800	(464)
Revenue earned but not billed	(3,059)	1,189	(3,219)
Inventories	627	6,106	(603)
Prepaid expenses and other assets	802	2,324	(1,384)
Accounts payable	2,179	(5,078)	4,990
Accrued expenses and other liabilities	1,296	1,883	(2,334)
Deferred revenue, current and long-term	(673)	155	(295)
Net cash provided by (used in) operating activities	(1,079)	599	(10,092)
Investing activities
Purchase of property and equipment	(83)	(99)	(837)
Additions to patents and licenses	(3)	(6)	—
Proceeds from sales of property and equipment	—	233	106
Net cash provided by (used in) investing activities	(86)	128	(731)
Financing activities
Payment of long-term debt	(3,403)	(206)	(15)
Proceeds from revolving credit facility	4,250	500	—
Payment of revolving credit facility	(8,250)	(3,500)	—
Proceeds from long-term debt	—	3,525	—
Unamortized debt issuance cost write-off	(180)	—	—
Issuance of treasury stock	300	—	—
Proceeds from public stock offering, net of issuance costs	6,138	—	—
Payments to settle employee tax withholdings on stock-based compensation	(11)	—	(2)
Debt issue costs	(383)	(216)	—
Proceeds from employee equity exercises	(3)	(13)	3
Net cash provided by (used in) financing activities	(1,542)	90	(14)
Net increase (decrease) in cash and cash equivalents	(2,707)	817	(10,837)
Cash and cash equivalents at beginning of period	5,972	5,155	15,992
Cash and cash equivalents at end of period	$3,265	$5,972	$5,155
Supplemental cash flow information:
Cash paid for interest	$(758)	$(962)	$(691)
Cash paid for income taxes	$(36)	$(26)	$(59)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$2,661	$—
Issuance of common stock to Final Frontier, LLC as partial payment of earnout obligation	$1,000	$—	$—
Issuance of subordinated debt for earnout obligation	$3,051	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of management estimates include revenue recognition, net realizable value of inventory, allowance for credit losses, accruals for warranty and loss contingencies, earnout, income taxes, impairment analyses, and certain equity transactions. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

Orion considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Orion’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other, revolving credit facility and debt. In addition, other long-term assets, net includes an equity investment of $0.5 million that is carried at cost less impairment, of which there has been no impairment as of March 31, 2026, 2025, and 2024. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The carrying amounts of Orion’s financial instruments and debt approximate their respective fair values due to the relatively short-term nature of these instruments. Orion's debt is considered Level 2 and is reflected in the consolidated balance sheets at carrying value, which approximate fair value because the stated interest rates are similar to interest rates currently available to Orion for similar obligations.

Allowance for Credit Losses

Orion performs ongoing evaluations of its customers and continuously monitors collections and payments. Orion estimates an allowance for credit losses based upon the historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. Orion also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions.

Inventories, Net

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

Incentive Plan

Orion’s human capital management and compensation committee annually approves an executive annual cash incentive program. Based upon the results for the fiscal years ended March 31, 2026, 2025, and 2024, Orion accrued approximately $1.0 million, $0.1 million and $0.2 million expense related to these programs, respectively.

Revenue Recognition

Orion generates revenues primarily by selling commercial lighting fixtures and components, installing these fixtures in its customers' facilities, and providing maintenance services including repairs and replacements for the lighting and related electrical components deployed in its customer’s facilities. Orion recognizes revenue in accordance with the guidance in “Revenue from Contracts with Customers” (Topic 606) (ASC 606) when control of the goods or services being provided (which Orion refers to as a performance obligation) is transferred to a customer at an amount that reflects the consideration that management expects to receive in exchange for those goods or services. Prices are generally fixed at the time of order confirmation, either for the contract as a whole or for the hourly rates that will be charged for the type of maintenance services delivered.

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

Revenue from the maintenance offering that includes both the sale of Orion manufactured or sourced product and service is allocated between the product and service performance obligations based on relative standalone selling prices using the cost-plus margin approach, and is recorded in Product revenue and Service revenue, respectively, in the consolidated statement of operations.

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

Orion also records revenue in conjunction with limited power purchase agreements (“PPAs”) still outstanding. Those PPAs are supply-side agreements for the generation of electricity. Orion’s last PPA expires in 2031. Revenue associated with the sale of energy generated by the solar facilities under these PPAs is within the scope of ASC 606. Revenues are recognized over-time and are equal to the amount billed to the customer, which is calculated by applying the fixed rate designated in the PPAs to the variable amount of electricity generated each month. This approach is in accordance with the “right to invoice” practical expedient provided for in ASC 606. Orion also recognizes revenue upon the sale to third parties of tax credits received from operating the solar facilities and from amortizing a grant received from the federal government during the period starting when the power generating facilities were constructed until the expiration of the PPAs; these revenues are not derived from contracts with customers and therefore not under the scope of ASC

606. In March 2026, Orion executed a contract modification for its two remaining PPAs that immediately terminated the agreements and eliminated any remaining obligations with respect to those agreements. Orion recognized the $1.3 million payment received as a contract modification in accordance with ASC 606 in the period of termination.

During the third quarter of fiscal 2023, Orion acquired Voltrek LLC ("Voltrek"), which sells and installs sourced electric vehicle charging stations and related software subscriptions and renewals. The results of Voltrek are included in the EV segment and compliment Orion’s existing turnkey installation model.

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

The sale of installation and services related to the EV charging business is presented in Service revenue. Revenue from the EV segment that includes both the sale of product and service is allocated between the product and service performance obligations based on relative standalone selling prices using the cost-plus margin approach, and is recorded in Product revenue and Service revenue, respectively, in the consolidated statement of operations.

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

Leases

From time to time, Orion leases assets from third parties. Orion also leases certain assets to third parties. Leases are accounted for, and reported upon, following the requirements of ASC 842.

Whether it is the lessee or the lessor, Orion’s determination of whether a contract includes a lease, and assessing how the lease should be accounted for, is a matter of judgment based on whether the risks and rewards, as well as substantive control of the assets specified in the contract, have been transferred from the lessor to the lessee. The judgment considers matters such as whether the assets are transferred from the lessor to the lessee at the end of the contract, the term of the agreement in relation to the asset’s remaining economic useful life, and whether the assets are of such a specialized nature that the lessor will not have an alternative use for such assets at the termination of the agreement. Other matters requiring judgment are the lease term when the agreement includes renewal or termination options and the interest rate used when initially determining the Right-of-Use (ROU) asset and lease liability.

ROU assets represent Orion’s right to use an underlying asset for the lease term and lease liabilities represent Orion’s obligation to make lease payments arising from the lease. Under ASC 842, both finance and operating lease ROU assets and lease liabilities for leases with initial terms in excess of 12 months are recognized at the commencement date based on the present value of lease payments over the lease term. When available, Orion uses the implicit interest rate in the lease when completing this calculation. However, as most of Orion’s operating lease agreements generating ROU assets do not provide the implicit rate, Orion’s incremental borrowing rate under its Credit Facility, adjusted for differences in duration and the relative collateral value in relation to the payment obligation, at the commencement of the lease is generally used in this calculation. The lease term includes options to extend or renew the agreement, or for early termination of the agreement, when it is reasonably certain that Orion will exercise such option. ROU assets are depreciated using the straight-line method over the lease term.

Orion recognizes lease expense for leases with an initial term of 12 months or less, referred to as short term leases, on a straight-line basis over the lease term.

Intangible Assets

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

Stock-based Compensation

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

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For fiscal 2026, 2025 and 2024, no supplier accounted for more than 10% of total cost of revenue.

In fiscal 2026, one customer accounted for 26.0% of revenue. In fiscal 2025, one customer accounted for 18.1% of total revenue. In fiscal 2024, one customer accounted for 25.6% of total revenue. The revenue from this customer is recorded in Orion's lighting and maintenance segments.

As of March 31, 2026, one customer accounted for 33.1% of accounts receivable. As of March 31, 2025, one customer accounted for 13.0% of accounts receivable.

Compliance with the Continued Listing Standards of the Nasdaq Capital Market (“NASDAQ”) and Reverse Stock Split

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

Recent Accounting Pronouncements

Changes to GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s ASC. Orion considers the applicability and impact of all ASUs.

Recently Adopted Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity's income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. Orion adopted this standard on March 31, 2026, and it did not have a material effect on its results of operations, financial position, or cash flows. For additional information, see Note 13.

Issued: Not Yet Adopted

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting, which is intended to improve the navigability of the guidance in Accounting Standards Codification (ASC) 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides "interim financial statements and notes in accordance with GAAP." The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must "disclose events since the end of the last annual reporting period that have a material impact on the entity." As the FASB stated in the proposed guidance and reiterates in the ASU, the amendments are not intended to "change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements." The amendments will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326), which modifies the current credit loss guidance in Topic 326 to expand on how an entity develops and estimate of expected credit losses. The amendments in this update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit loses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, as follows: "1. Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. 2. Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses." The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

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

See Note 17 - Segment Data, for additional discussion concerning Orion’s reportable segments.

The following table provides detail of Orion’s total revenues for the year ended March 31, 2026, 2025, and 2024 (dollars in thousands):

	Year Ended March 31, 2026			Year Ended March 31, 2025			Year Ended March 31, 2024
	Product	Services	Total	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$38,995	$14,707	$53,702	$39,247	$7,659	$46,906	$50,229	$10,783	$61,012
Maintenance services	7,293	8,749	16,042	5,902	9,288	15,190	4,687	12,460	17,147
Electric vehicle charging	8,563	5,821	14,384	8,421	8,405	16,826	8,301	4,031	12,332
Solar energy-related revenues	1,353	—	1,353	17	—	17	28	—	28
Total revenues from contracts with customers	56,204	29,277	85,481	53,587	25,352	78,939	63,245	27,274	90,519
Revenue accounted for under other guidance (1)	825	—	825	781	—	781	62	—	62
Total revenue	$57,029	$29,277	$86,306	$54,368	$25,352	$79,720	$63,307	$27,274	$90,581

(1) Revenue accounted for under other guidance is recognized as Product revenue in the consolidated statements of operations and includes $0.4 million, $0.7 million and $0 million derived from sales-type leases for light fixtures for the fiscal years ended March 31, 2026, 2025, and 2024, respectively; $0 million, $0 million, and $0.1 million derived from the sale of tax credits generated from Orion’s legacy operation for distributing solar energy for the fiscal years ended March 31, 2026, 2025, and 2024, respectively; and $0.4 million, $0, and $0 derived from the amortization of federal grants received in 2010 and 2011 as reimbursement for a portion of the costs to construct the legacy solar facilities for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.

Bill and hold revenue that had not shipped was $0 million and $0.1 million as of March 31, 2026 and 2025, respectively.

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

The payments associated with these transactions that are due during the twelve months subsequent to March 31, 2026 are included in Accounts receivable, net in Orion’s consolidated balance sheets. The remaining amounts due that are associated with these transactions are included in Long-term accounts receivable in Orion’s consolidated balance sheets. As of March 31, 2026 and 2025, there were no such transactions included in Long-term accounts receivable.

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

The total amount received from the sales of these receivables during the twelve months ended March 31, 2026, 2025, and 2024 was $1.5 million, $1.8 million and $0 million, respectively. Orion’s losses on these sales aggregated to $0 million, $0.1 million and $0 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively, and are included in Interest expense in the Consolidated Statements of Operations.

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

Deferred revenue, current as of March 31, 2026, includes $0.1 million of contract liabilities which represent consideration received from customers on which installation has not yet begun or is partially complete and Orion has not fulfilled its contractual obligations.

The amount of revenues recognized in the period that were included in the opening deferred revenue balances were $0.4 million, $0.1 million, and $0.5 million for the years ended March 31, 2026, 2025, and 2024 respectively. This revenue consists primarily of work performed on previous billings to customers. The difference between the opening and closing balances of Orion's deferred revenue primarily results from the timing of Orion's billings in relation to the performance of work.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of March 31, 2026, and March 31, 2025 (dollars in thousands):

	March 31, 2026	March 31, 2025	March 31, 2024
Accounts receivable, net	$16,340	$12,845	$14,022
Revenue earned but not billed (1)	$6,409	$2,908	$4,539
Deferred revenue (2)(3)	$107	$367	$124

(1) Within the revenue earned but not billed line on the consolidated balance sheet, $0 million in fiscal 2026 and $0.4 million in fiscal 2025 is accounted for as a sales type lease under ASC 842, Leases, and therefore has been excluded from this table since it is not considered a "contract asset", which is an asset defined by ASC 606.

(2) Fiscal 2025 and 2024 included the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the PPAs. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

(3) Fiscal 2026, 2025, and 2024 include revenue related to a patented technology related settlement. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

NOTE 4 — ACCOUNTS RECEIVABLE

Orion’s accounts receivable are due from companies in the commercial, governmental, industrial and agricultural industries, as well as wholesalers. Credit is extended based on an evaluation of a customer’s financial condition. Generally, collateral is not required for end users; however, the payment of certain trade accounts receivable from wholesalers is secured by irrevocable standby letters of credit and/or guarantees. Accounts receivable are generally due within 30 days. Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	2026	2025
Accounts receivable, gross	$16,514	$12,909
Allowance for credit losses	(174)	(64)
Accounts receivable, net	$16,340	$12,845

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Beginning of period	$(64)	$(72)	$(86)
Reserve adjustment	—	14	—
Credit loss/bad debt expense	(110)	(392)	(170)
Write-off	—	386	184
End of period	$(174)	$(64)	$(72)

NOTE 5 — INVENTORIES

As of March 31, 2026 and 2025, Orion's inventory balances, net of excess and obsolete reserves of $2.2 million and $1.8 million, respectively, were as follows (dollars in thousands):

Inventories
As of March 31, 2026
Raw materials and components	$2,560
Work in process	150
Finished goods	7,594
Total	$10,304
As of March 31, 2025
Raw materials and components	$4,691
Work in process	286
Finished goods	6,415
Total	$11,392

Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in Cost of product revenue.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consists primarily of prepaid insurance premiums, debt issue costs, prepaid subscription fees, prepaid networking services for EV products, ERP system implementation fees, and value added tax receivable. As of March 31, 2026 and March 31, 2025, prepaid expenses totaled $1.4 million and $1.9 million, respectively.

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

Orion periodically reviews the carrying values of property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, if events or changes in circumstances indicate that the assets may be impaired. The estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are compared to the assets' carrying amount to determine if a write down to market value is required. In March 2026, Orion disposed of its remaining solar assets which resulted in a loss on disposal of $1.1 million and is reflected in the consolidated statements of operations in general and administrative expenses.

Property and equipment were comprised of the following (dollars in thousands):

	March 31, 2026	March 31, 2025
Land and land improvements	$433	$433
Buildings and building improvements	9,552	9,552
Furniture, fixtures and office equipment	7,667	7,886
Leasehold improvements	490	493
Equipment leased to customers	-	4,997
Plant equipment	6,043	11,011
Vehicles	464	464
Construction in progress	47	—
Gross property and equipment	24,696	34,836
Less: accumulated depreciation and amortization	(18,582)	(26,810)
Total property and equipment, net	$6,114	$8,026

Depreciation and amortization is recognized over the estimated useful lives of the respective assets, using the straight-line method. Orion recorded depreciation and amortization expense of $0.9 million, $1.3 million and $1.4 million for the years ended March 31, 2026, 2025 and 2024, respectively.

Depreciable lives by asset category are as follows:

Land improvements	10-15 years
Buildings and building improvements	10-39 years
Furniture, fixtures and office equipment	2-10 years
Leasehold improvements	Shorter of asset life or life of lease
Equipment leased to customers under Power Purchase Agreements	20 years
Plant equipment	3-10 years
Vehicles	5-7 years

NOTE 8 — LEASES

Assets Orion Leases from Other Parties

On January 31, 2020, Orion entered into the current lease for its primary manufacturing and distribution facility in Manitowoc, Wisconsin, the term of which lease ends January 31, 2030. Orion is responsible for the costs of insurance and utilities for the facility. These costs are considered variable lease costs. The agreement is classified as an operating lease.

In February 2014, Orion entered into a multi-year lease agreement for use of office space in a multi-use office building in Jacksonville, Florida. The lease has since been extended, most recently during the first quarter of fiscal 2027, and presently terminates on June 30, 2029. The agreement is classified as an operating lease.

We lease office space in Lawrence, Massachusetts. The lease presently terminates in August 2026. The agreement is classified as an operating lease.

Additionally, we had a lease in Pewaukee, Wisconsin that was terminated early in August of fiscal 2025. The agreement was classified as an operating lease. Additional details regarding the early termination can be seen in Note 18 - Restructuring.

Orion has leased other assets from third parties, principally office and production equipment. The terms of our other leases vary from contract to contract and expire at various dates in the next five years.

The weighted average discount rate for Orion’s lease obligations as of March 31, 2026 and 2025 is 6.9% and 6.8%, respectively. The weighted average remaining lease term as of March 31, 2026 and 2025 is 3.7 years and 4.5 years, respectively.

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	March 31, 2026	March 31, 2025
Assets
Operating lease assets	Other long-term assets, net	$2,673	$3,456
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	715	794
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,115	2,829
Total lease liabilities		$2,830	$3,623

Orion had operating lease costs of $1.2 million, $1.2 million, and $1.9 million for the years ended March 31, 2026, 2025, and 2024, respectively. This includes short-term leases and variable lease costs, which are immaterial.

The estimated maturity of lease liabilities for each of the future years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2027	$886
Fiscal 2028	803
Fiscal 2029	828
Fiscal 2030	707
Total lease payments	$3,224
Less: Interest	(394)
Present value of lease liabilities	$2,830

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the year ended March 31, 2026, 2025 and 2024 (dollars in thousands):

	March 31, 2026	March 31, 2025	March 31, 2024
Product revenue	$393	$781	$—
Cost of product revenue	316	785	—

The consolidated balance sheet as of March 31, 2026 and 2025 includes a net investment of $0 million and $0.4 million, respectively, in sales-type leases as all amounts due from the customer associated with lighting fixtures that were acknowledged to be installed and working correctly prior to period end were not transferred to the financing institution prior to the balance sheet date. During fiscal 2026, Orion sold receivables having an aggregate face value of $1.1 million to the financing institution in exchange for cash proceeds of $1.1 million. Related servicing fees for the period were immaterial.

Other Agreements where Orion is the Lessor

Orion has leased unused portions of its corporate headquarters to third parties. The length and payment terms of the leases vary from contract to contract and, in some cases, include options for the tenants to extend the lease terms. Annual lease payments are recorded as a reduction in administrative operating expenses and were not material in the years ended March 31, 2026, 2025 and 2024. Orion has accounted for these transactions as operating leases.

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

Orion performed a qualitative assessment in conjunction with its annual impairment test of its indefinite lived intangible assets and goodwill as of January 1, 2026. This qualitative assessment considered Orion’s operating results for the first nine months of fiscal 2026 in comparison to prior years as well as its anticipated fourth quarter results and fiscal 2026 plan. As a result of the conditions that existed as of the assessment date, an asset impairment was not deemed to be more likely than not and a quantitative analysis was not required.

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

The components of, and changes in, the carrying amount of other intangible assets were as follows (dollars in thousands):

	March 31, 2026				March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$1,865	$(1,603)	$262	8.5	$1,895	$(1,568)	$327
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks	300	(209)	91	1.5	300	(150)	150
Customer relationships	5,000	(5,000)	—	—	5,000	(4,763)	237
Vendor relationships	2,600	(1,297)	1,303	3.5	2,600	(925)	1,675
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$10,723	$(9,067)	$1,656	4.2	$10,753	$(8,364)	$2,389

Indefinite-lived Intangible Assets
Trade name and trademarks	$990	$—	$990		$990	$—	$990
Total Indefinite-lived Intangible Assets	$990	$—	$990		$990	$—	$990

Total Other Intangible Assets	$11,713	$(9,067)	$2,646		$11,743	$(8,364)	$3,379

The estimated amortization expense for each of the next five years is shown below (dollars in thousands):

Fiscal 2027	475
Fiscal 2028	439
Fiscal 2029	403
Fiscal 2030	218
Fiscal 2031	22
Thereafter	99
$1,656

Amortization expense is set forth in the following table (dollars in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Amortization included in cost of revenue:
Patents	$65	$171	$99
Total	$65	$171	$99
Amortization included in operating expenses:
Customer relationships	$237	$467	$525
Vendor relationships	371	371	371
Tradename	60	60	90
Total	668	898	986
Total amortization of intangible assets	$733	$1,069	$1,085

Orion’s management periodically reviews the carrying value of patent applications and related costs. When a patent application is probable of being unsuccessful or a patent is no longer in use, Orion writes off the remaining carrying value as a charge to general and administrative expense within its consolidated statements of operations. In fiscal years 2026, 2025, and 2024, write-offs were immaterial.

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of March 31, 2026 and March 31, 2025, Accrued expenses and other included the following (dollars in thousands):

	March 31, 2026	March 31, 2025
Accrued acquisition earnout	$—	$3,263
Other accruals	1,857	2,180
Compensation and benefits	3,620	2,424
Credits due to customers	1,193	1,581
Accrued project costs	2,979	2,283
Warranty	361	449
Sales tax	322	273
Legal and professional fees	294	177
Sales returns reserve	102	98
Total	$10,728	$12,728

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	March 31,
	2026	2025	2024
Beginning of year	$639	$725	$646
Accruals	266	350	473
Warranty claims (net of vendor reimbursements)	(376)	(436)	(394)
Ending balance	$529	$639	$725

As of March 31, 2025, the balance of the accrued earnout liability with respect to Orion’s October 5, 2022 acquisition of Voltrek was $3.3 million. During the second quarter of fiscal 2026, Orion issued common stock to the prior owner of Voltrek with a value of $1 million and paid $875 thousand in cash as partial payment of the accrued acquisition earnout. These compensatory payments have been expensed over the course of the earnout periods.

On March 17, 2026, Orion entered into a settlement agreement (the “Settlement Agreement”) with Final Frontier, LLC (“Final Frontier”) and Kathleen M. Connors (“Ms. Connors”), personally and as Trustee of the Kathleen M. Connors 2019 Revocable Trust (“Connors Trust” together with Final Frontier and Ms. Connors, the “Connors Parties”), in order to reach a final and complete resolution and settlement of the dispute regarding Orion’s remaining earnout obligations owed to Final Frontier, as well as to reach a final and complete resolution and settlement of related arbitrations and terminate related agreements, as described in Note 12 – Debt, below.

Under the terms of the Settlement Agreement, the Company made a one-time cash payment of $3.0 million (the “Settlement Amount”) to Final Frontier on March 18, 2026. This compensatory payment has been expensed over the course of the earnout periods. As a result of the payment of the Settlement Amount, the balance of the accrued earnout liability with respect to the Voltrek acquisition as of March 31, 2026 was $0 million. See Note 12 - Debt, below for additional details around the previously accrued earnout liability and the settlement of the earnout liability.

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

Diluted net (loss) income per common share reflects the dilution that would occur if stock options were exercised and restricted shares vested. In the computation of diluted net (loss) income per common share, Orion uses the treasury stock method for outstanding options and restricted shares. Net (loss) income per common share is calculated based upon the following shares:

	Fiscal Year Ended March 31,
	2026	2025	2024
Numerator:
Net (loss) income (dollars in thousands)	$(3,163)	$(11,801)	$(11,671)
Denominator:
Weighted-average common shares outstanding	3,560,671	3,282,947	3,248,624
Weighted-average effect of assumed conversion of stock options and restricted stock	—	—	—
Weighted-average common shares and share equivalents outstanding	3,560,671	3,282,947	3,248,624
Net (loss) income per common share:
Basic	$(0.89)	$(3.59)	$(3.59)
Diluted	$(0.89)	$(3.59)	$(3.59)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net (loss) income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	March 31,
	2026	2025	2024
Time-Based Restricted Shares	114,078	133,159	101,410
Performance-Based Restricted Shares	47,065	152,994	70,838
Total	161,143	286,153	172,248

NOTE 12 — DEBT

Debt, including the revolving credit facility as of March 31, 2026 and 2025 consisted of the following (dollars in thousands):

	March 31,
	2026	2025
Revolving credit facility	$3,000	$7,000
Term loan	2,972	3,324
Total long-term debt	5,972	10,324
Less current maturities	(353)	(353)
Long-term debt, less current maturities	$5,619	$9,971

Revolving Credit Agreement

On December 29, 2020, Orion entered into a Loan and Security Agreement with Bank of America, N.A., as lender (the “Credit Agreement”). The Credit Agreement provides for a five-year $25.0 million revolving credit facility (the “Credit Facility”) that, as of March 31, 2026, was scheduled to mature on June 30, 2027. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of March 31, 2026, the borrowing base of the Credit Facility supports $15.6 million of availability, with $12.6 million remaining availability subject to a $0.5 million availability block, net of $3.0 million borrowed.

The Credit Agreement is secured by a first lien security interest in substantially all of Orion’s assets.

Borrowings under the Credit Agreement are permitted in the form of Secured Overnight Financing Rate ("SOFR") or prime rate-based loans and generally bear interest at floating rates plus an applicable margin determined by reference to Orion’s availability under the Credit Agreement. Among other fees, Orion is required to pay an annual facility fee and a fee on the unused portion of the Credit Facility.

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

Effective April 22, 2024, Orion, with Bank of America, N.A. as lender, executed Amendment No. 2 to its Credit Agreement (“Amendment No. 2”). The primary purpose of Amendment No. 2 was to add a $3.525 million mortgage loan facility to the Credit Agreement secured by Orion’s office headquarters property in Manitowoc, Wisconsin. Amendment No. 2 also broadened the definition of receivables to encompass government receivables as being eligible to be included in Orion’s borrowing base calculation for the purpose of establishing Orion’s monthly borrowing availability under the Credit Agreement. Quarterly installments of $88,125 are due on the first day of each fiscal quarter.

Effective October 30, 2024, Orion, with Bank of America, N.A. as lender, executed Amendment No. 3 ("Amendment No. 3") to its Credit Agreement. The primary purpose of Amendment No. 3 was to extend the maturity date of the Credit Facility from December 29, 2025 to June 30, 2027.

As of March 31, 2026, Orion was in compliance with all debt covenants.

Aggregate Maturities

As of March 31, 2026, aggregate maturities of debt, including the revolving credit facility were as follows (dollars in thousands):

Fiscal 2027	353
Fiscal 2028	5,619
$5,972

Effective on June 23, 2025, Orion entered into a binding term sheet (the “Initial Term Sheet”) with Final Frontier, LLC (“Final Frontier”) and its owner Kathleen Connors (“Ms. Connors”), the prior owner of Voltrek, with respect to Orion’s remaining earnout obligations owed to Final Frontier pursuant to that certain Membership Interest Purchase Agreement, dated as of October 5, 2022, entered into by and among us and Final Frontier and Ms. Connors (the “MIPA”), pursuant to which Orion acquired Voltrek on October 5, 2022. Pursuant to the Initial Term Sheet, on August 1, 2025, Orion paid Final Frontier $500,000, and on September 2, 2025, Orion paid an additional $375,000, in full and final payment of its fiscal 2024 Voltrek acquisition earnout obligations. Additionally, pursuant to the Initial Term Sheet, on July 16, 2025, Orion issued $1.0 million in common stock of Orion, constituting 164,908 shares, to Kathleen Connors and the Kathleen M. Connors 2019 Revocable Trust in partial payment of Orion’s fiscal 2025 and aggregate fiscal 2023 through fiscal 2025 Voltrek acquisition earnout obligations. On July 31, 2025, Orion entered into an amendment to the Initial Term Sheet (the “Term Sheet Amendment”, and together with the Initial Term Sheet, the “Term Sheet”), pursuant to which Orion agreed with Final Frontier to pay the remainder of the finally determined remaining amount of Orion’s fiscal 2025 Voltrek acquisition earnout obligations (the “Remaining Earnout Amount”) pursuant to a subordinated loan agreement, entered into by Orion, as borrower, Great Lakes Energy Technologies, LLC (“Great Lakes”), Clean Energy Solutions, LLC (“Clean Energy”), Orion Asset Management, LLC (“Asset Management”), Orion Technologies Ventures, LLC (“Orion Technology”, and together with Voltrek, Clean Energy, Asset Management and Orion Technology, the “Company Subsidiaries”) and Voltrek, as guarantors, and Final Frontier, as lender (the “Subordinated Loan Agreement”). In addition, Orion and Final Frontier agreed to submit the final determination of its Remaining Earnout Amount to binding arbitration.

Orion’s obligation to pay the Remaining Earnout Amount was further evidenced by a Senior Subordinated Note. On September 30, 2025, in order to secure Orion’s obligations to Final Frontier under the Subordinated Loan Agreement and Senior Subordinated Note, Orion, the Company Subsidiaries and Final Frontier entered into a security agreement (the “Security Agreement”), pursuant to which Orion and each Company Subsidiary granted Final Frontier a security interest in, and lien upon, substantially all of Orion’s and each Company Subsidiary’s assets, which security interest and lien were subordinated pursuant to the Subordination Agreement (as defined below) to the first priority security interest and lien of Bank of America.

Additionally, on September 30, 2025, Orion, the Company Subsidiaries, Final Frontier and Bank of America, entered into a subordination and intercreditor agreement (the “Subordination Agreement”), pursuant to which Orion and the Company Subsidiaries’ obligations under the Subordinated Loan Agreement and Senior Subordinated Note and liens granted under the Security Agreement were subordinated to Orion’s credit facilities with Bank of America, as set forth in more detail in the Subordination Agreement.

In connection with Orion’s entry into the Subordinated Loan Agreement, Senior Subordinated Note, Security Agreement and Subordination Agreement, on September 30, 2025, Orion, the Company Subsidiaries and Bank of America entered into an Amendment No. 4 to its Credit Agreement (“Amendment No. 4”), pursuant to which Bank of America consented to the subordinated liens granted by Orion and the Company Subsidiaries in favor of Final Frontier and consented to the Remaining Earnout Amount evidenced by the Subordinated Loan Agreement, subject to: (a) a maximum amount of up $3.0 million following the final determination in binding arbitration of the Remaining Earnout Amount or (b) such higher amount as consented to in writing by Bank of America promptly following its receipt of notice of the binding arbitration decision. In addition, Amendment No. 4 permitted Orion to make the cash interest and principal payments to Final Frontier as set forth in the Subordinated Loan Agreement, subject to the terms set forth in Amendment No. 4 and the Subordination Agreement.

Voltrek Earnout Settlement

On March 17, 2026, Orion entered into the Settlement Agreement with Connors Parties, in order to reach a final and complete resolution and settlement of the dispute between the Connors Parties and Orion regarding Orion’s remaining Voltrek acquisition earnout obligations, as well as to reach a final and complete resolution and settlement of related arbitrations and terminate related agreements, as described below.

Pursuant to the MIPA and the Term Sheet, Orion and the Connors Parties submitted the earnout statement dispute to CPA firm arbitration (the “CPA Firm Arbitration”). The Connors Parties asserted that the remaining earn out payments owed by Orion totaled approximately $10 million. Orion’s position was that Orion owed the Connors Parties an additional $1.4 million. The CPA arbitrators determined that Orion owed an additional $3.4 million of earnout payments. Subsequently, Orion filed an arbitration demand with the American Arbitration Association in Milwaukee, Wisconsin against the Connors Parties in order to object to the CPA firm’s decision of the earnout statement dispute as manifest error (the “AAA Arbitration”).

By entering into the Settlement Agreement, Orion and the Connors Parties agreed to a final and complete resolution and settlement of the CPA Firm Arbitration and the AAA Arbitration, a final and complete resolution and settlement of the earnout statement dispute, termination of the MIPA, termination of all related earnout agreements, including the Subordinated Loan Agreement, the Senior Subordinated Note, the Security Agreement and the Subordination Agreement, and termination of any and all claims and counterclaims between or among Orion and the Connors Parties, without any admission of liability and without incurring of any further payment, cost, liability, obligation, guaranty, expense or inconvenience with respect thereto.

Under the terms of the Settlement Agreement, the Company made a one-time cash payment of the Settlement Amount to Final Frontier on March 18, 2026. Upon receipt of the Settlement Amount, all earn out payment obligations, the MIPA, all earnout agreements, the CPA Firm Arbitration and the AAA Arbitration proceedings were terminated, cancelled and released, and all liens and security interests held by Final Frontier on Orion’s assets were automatically terminated and irrevocably released. Additionally, upon payment of the Settlement Amount, Orion and the Connors Parties exchanged mutual general releases of all claims arising from or related to the earnout disputes, the CPA Firm Arbitration and the AAA Arbitration proceedings, the MIPA and the related earnout agreements. The releases did not affect Ms. Connors’ then part-time employment relationship with Orion or the Connors Parties’ rights as shareholders of Orion. Orion also agreed to facilitate the Connors Parties’ entry into a Rule 10b5-1 trading plan during Orion’s next insider open window period to facilitate the Connors Parties’ sale of their shares of Orion’s common stock.

NOTE 13 — INCOME TAXES

The total provision for income taxes consists of the following for the fiscal years ended (dollars in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Pretax Book Income/(Loss)
United States Federal & State	$(3,264)
Canada	161
Total Pretax Book Loss	(3,103)
Current:
United States Federal	$—	$—	$—
State	55	35	46
Canada	—	—	—
Total Current	55	35	46
Deferred:
United States Federal	2	2	(1)
State	3	5	(4)
Canada	—
Total Deferred	5	7	(5)
Provision (benefit) for income taxes	$60	$42	$41

A reconciliation of the statutory federal income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2026		2025	2024
	Amount (thousands)	Percent	Percent	Percent
Statutory federal tax rate	$(652)	21.0%	21.0%	21.0%
State taxes, net (1)	44	(1.4)%	4.1%	3.2%
State tax credits, net			(0.2)%	(0.2)%
Foreign tax effects, Canada
Statutory tax rate differential	10	(0.3)%
Change in valuation reserve	(36)	1.2%
Federal tax credit	111	(3.6)%	(0.5)%	(0.4)%
Change in valuation reserve	507	(16.3)%	(23.7)%	(22.7)%
Effect of cross-border tax laws, global intangible low-tax income	21	(0.7)%
Other permanent items	38	(1.2)%	(0.9)%	(0.8)%
Change in tax contingency reserve	11	(0.4)%	(0.1)%	(0.1)%
Equity compensation cancellations	—	—	—	(0.2)%
State return to provision	—	—	0.1%	0.1%
Other, net	6	(0.2)%	(0.2)%	(0.3)%
Effective income tax rate	$60	(1.9)%	(0.4)%	(0.4)%

(1) State taxes in Texas make up the majority (greater than 50 percent) of the tax effect in this category.

The net deferred tax assets reported in the accompanying consolidated financial statements include the following components (dollars in thousands):

	March 31,
	2026	2025
Deferred tax assets:
Inventory, accruals and reserves	$833	$742
Interest deduction carry-forward	497	495
Federal and state operating loss carry-forwards	22,554	22,332
Tax credit carry-forwards	1,204	1,367
Equity compensation	132	272
Deferred revenue	—	19
Fixed assets	78	—
Lease liabilities	722	922
Intangible assets	2,273	1,871
Other	868	1,206
Total deferred tax assets	29,161	29,226
Valuation allowance	(28,563)	(28,149)
Deferred tax assets, net of valuation allowance	598	1,077

Deferred tax liabilities:
Lease ROU assets	(682)	(880)
Fixed assets	—	(276)
Total deferred tax liabilities	(682)	(1,156)

Total net deferred tax (liabilities) assets	$(84)	$(79)

For fiscal year ended March 31, 2026, Orion’s deferred tax assets were primarily the result of U.S. net operating loss ("NOL") and tax credit carryforwards. Orion recorded a valuation allowance of $28.6 million and $28.1 million against its net deferred tax asset balance as of March 31, 2026 and March 31, 2025, respectively, due to the uncertainty of its realization value in the future. For fiscal years ended March 31, 2026 and March 31, 2025, the valuation allowance against Orion’s deferred tax assets increased by $0.5 million, primarily due to the current and prior year book losses.

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

As of March 31, 2026, Orion has federal NOL carryforwards of approximately $87.2 million, state NOL carryforwards of approximately $73.4 million, and foreign NOL carryforwards of approximately $0.6 million. Orion also had federal tax credit carryforwards of approximately $1.1 million and state tax credits of $0.1 million. All of Orion’s tax credit carryforwards and $123.4 million of its NOL carryforwards will begin to expire in varying amounts between 2026 and 2056. The remaining $37.8 million of its federal and state NOL carryforwards are not subject to time restrictions but may only be used to offset 80% of adjusted taxable income. Orion believes it is more likely than not that the benefit from its state credit carryforwards, foreign NOL carryforwards, federal credit carryforwards, and state loss carryforwards will not be realized. In recognition of this risk, Orion has provided a net valuation allowance of $28.6 million on the deferred tax assets related to these carryforwards.

Generally, a change of more than 50% in the ownership of Orion's stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes as defined under Section 382 of the Internal Revenue Code. As a result, Orion's ability to use its net operating loss carryforwards, attributable to the period prior to such ownership change, to offset taxable income can be subject to limitations in a particular year, which could potentially result in increased future tax liability for Orion. There was no limitation of NOL carryforwards that occurred for fiscal 2026, fiscal 2025, or fiscal 2024.

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

Orion files income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Company's federal tax returns for tax years beginning April 1, 2021 or later are open. For states in which Orion files state income tax returns, the statute of limitations is generally open for tax years beginning April 1, 2021 or later.

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

Uncertain tax positions

As of March 31, 2026, the balance of gross unrecognized tax benefits was approximately $0.3 million, all of which would affect Orion’s effective tax rate if recognized.

Orion has classified the amounts recorded for uncertain tax benefits in the balance sheet as other liabilities (non-current) to the extent that payment is not anticipated within one year. Accrued interest and penalties for such unrecognized tax benefits as of March 31, 2026 and 2025 were $0.1 million. Orion had the following unrecognized tax benefit activity (dollars in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Unrecognized tax benefits as of beginning of fiscal year	$248	$237	$225
Additions based on tax positions related to the current period positions	1	1	1
Additions for tax positions of prior years	11	10	11
Unrecognized tax benefits as of end of fiscal year	$260	$248	$237

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Orion enters into non-cancellable purchase commitments for certain inventory items in order to secure better pricing and ensure materials on hand. As of March 31, 2026, Orion had entered into $7.8 million of purchase commitments related primarily to inventory purchases. Orion expects the purchase commitments to be fulfilled during fiscal 2027.

Retirement Savings Plan

Orion sponsors a tax deferred retirement savings plan that permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary contributions by Orion. In fiscal 2026, 2025 and 2024, Orion made matching contributions of approximately $0.1 million, $0.1 million, and $0.2 million, respectively.

Litigation

Orion is subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, Orion does not believe that the final resolution of any of such claims or legal proceedings would have a material adverse effect on its future results of operations.

NOTE 15 — SHAREHOLDERS’ EQUITY

Reverse Stock Split

On August 22, 2025, Orion effected a 1-for-10 reverse stock split of its common stock in order to remain compliant with the Minimum Bid Price Rule. The par value was not adjusted for the reverse stock split. All share and per share data have been adjusted for all periods presented to reflect the reverse stock split.

Employee Stock Purchase Plan

In August 2010, Orion’s Board of Directors approved a non-compensatory employee stock purchase plan, or ESPP. The ESPP authorizes 250,000 shares to be issued from treasury or authorized shares to satisfy employee share purchases under the ESPP. All full-time employees of Orion are eligible to be granted a non-transferable purchase right each calendar quarter to purchase directly from Orion up to $20,000 of Orion’s common stock at a purchase price equal to 100% of the closing sale price of Orion’s common stock on The NASDAQ Capital Market on the last trading day of each quarter.

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

On February 2, 2026, Orion issued 500,000 shares of its common stock at a price to the public of $14.00 per share pursuant to a firmly underwritten public offering. Net proceeds form the offering of approximately $6.4 million were used to reduce amounts outstanding under Orion's Credit Agreement, with the remainder used for working capital and general corporate purposes.

NOTE 16 — RESTRICTED SHARES

At Orion’s 2023 annual meeting of shareholders, Orion’s shareholders approved the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (the “Amended 2016 Plan”). Approval of the Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 350,000 shares to 600,000 shares (an increase of 250,000 shares). As of March 31, 2026, the number of shares available for grant under the Amended 2016 Plan was 56,587.

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

Orion historically granted stock options and restricted stock under the 2004 Plan. Orion did not issue stock options from fiscal 2015 through fiscal 2025 and instead had issued only restricted stock and performance shares. In fiscal 2026, stock options were granted along with restricted stock.

Orion added performance conditions to a portion of the annual long-term incentive grants for Orion's executive compensation program. The performance-vesting restricted stock will vest to the extent Orion achieves revenue growth targets over a three-year period. Orion recognizes performance-vesting restricted stock expense ratably over the requisite service period based on the likelihood of meeting the performance conditions. For the fiscal years ended March 31, 2026, 2025, and 2024, Orion recognized $0 million, $0 million, and $0.3 million in stock-based compensation expense for performance-vesting restricted stock, respectively.

The following amounts of stock-based compensation expense for restricted shares were recorded (dollars in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Cost of product revenue	$—	$7	$5
General and administrative (1)	434	1,111	923
Sales and marketing	46	31	17
Research and development	3	8	5
	$483	$1,157	$950

(1)
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

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2025	133,159	$13.00	152,994	$14.30
Shares issued	66,038	$6.13	—	—
Shares vested	(73,332)	$14.44	—	—
Shares forfeited	(11,787)	$10.19	(105,929)	$14.72
Shares outstanding at March 31, 2026	114,078	$8.40	47,065	$10.90
Per share price on grant date

During fiscal 2026, Orion recognized $0.5 million of stock-based compensation expense related to restricted shares.

As of March 31, 2026, 2025 and 2024, the weighted average grant-date fair value of restricted shares granted was $6.13, $10.68 and $14.16, respectively. The total fair value of shares vested during fiscal years ended March 31, 2026, 2025 and 2024 are $1.1 million, $0.9 million and $0.8 million, respectively.

Unrecognized compensation cost related to non-vested common stock-based compensation as of March 31, 2026 is expected to be recognized as follows (dollars in thousands):

Fiscal 2027	$576
Fiscal 2028	216
Fiscal 2029	40
Total	$832
Remaining weighted average expected years	0.74

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

Year ended March 31, 2026
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate & Other	Total
Product revenue	$41,173	$7,293	$8,563	$—	$57,029
Service revenue	14,707	8,749	5,821	—	29,277
Total revenue	55,880	16,042	14,384	—	86,306
Cost of product revenue	27,834	3,976	5,083	—	36,893
Cost of service revenue	9,568	7,871	3,881	—	21,320
Total cost of revenue	37,402	11,847	8,964	—	58,213
Gross profit	18,478	4,195	5,420	—	28,093
Operating expenses:
General and administrative	7,669	2,451	4,946	3,625	18,691
Sales and marketing	8,175	435	1,037	452	10,099
Research and development	459	143	85	258	945
Total operating expenses	16,303	3,029	6,068	4,335	29,735
Loss from operations	2,175	1,166	(648)	(4,335)	(1,642)
Other income (expense):
Other income					51
Interest income					3
Interest expense					(783)
Amortization of debt issue costs					(170)
Loss on debt extinguishment					(562)
Total other expense					(1,461)
Loss before income tax					$(3,103)

Year ended March 31, 2025
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate & Other	Total
Product revenue	$40,045	$5,902	$8,421	$—	$54,368
Service revenue	7,659	9,288	8,405	—	25,352
Total revenue	47,704	15,190	16,826	—	79,720
Cost of product revenue	28,664	3,215	5,440	-	37,319
Cost of service revenue	6,332	9,207	6,626	—	22,165
Total cost of revenue	34,996	12,422	12,066	—	59,484
Gross profit	12,708	2,768	4,760	—	20,236
Operating expenses:
General and administrative	6,083	3,075	5,423	3,427	18,008
Sales and marketing	8,800	685	1,578	532	11,595
Research and development	588	196	115	330	1,229
Total operating expenses	15,471	3,956	7,116	4,289	30,832
Loss from operations	(2,763)	(1,188)	(2,356)	(4,289)	(10,596)
Other income (expense):
Other income					62
Interest income					7
Interest expense					(1,026)
Amortization of debt issuance cost					(206)
Total other expense					(1,163)
Loss before income tax					$(11,759)

Year ended March 31, 2024
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate & Other	Total
Product revenue	$50,319	$4,687	$8,301	$—	$63,307
Service revenue	10,783	12,460	4,031	—	27,274
Total revenue	61,102	17,147	12,332	—	90,581
Cost of product revenue	36,490	2,339	5,637	—	44,466
Cost of service revenue	7,800	14,060	3,344	—	25,204
Total cost of sales	44,290	16,399	8,981	—	69,670
Gross profit	16,812	748	3,351	—	20,911
Operating expenses:
General and administrative	6,516	4,517	3,649	2,058	16,740
Impairment of intangibles	—	456	—	—	456
Sales and marketing	10,813	928	1,146	101	12,988
Research and development	809	359	102	225	1,495
Acquisition-related costs	21	11	17	7	56
Total operating expenses	18,159	6,271	4,914	2,391	31,735
Loss from operations	(1,347)	(5,523)	(1,563)	(2,391)	(10,824)
Other income (expense):
Other income					39
Interest income					2
Interest expense					(752)
Amortization of debt issuance cost					(95)
Other income (expense)					(806)
Loss before income tax					$(11,630)

	Depreciation and Amortization			Capital Expenditures
	For the year ended March 31,			For the year ended March 31,
(dollars in thousands)	2026	2025	2024	2026	2025	2024
Segments:
Lighting Segment	$597	$868	$747	$7	$26	$92
Maintenance Segment	167	386	453	1	2	535
EV Segment	775	1,083	979	-	2	56
Corporate and Other	245	281	411	75	69	154
	$1,784	$2,618	$2,590	$83	$99	$837

	Total Assets
(dollars in thousands)	March 31, 2026	March 31, 2025
Segments:
Lighting Segment	$26,185	$20,646
Maintenance Segment	3,697	4,384
EV Segment	7,505	11,963
Corporate and Other	14,218	15,470
	$51,605	$52,463

Orion’s lighting segment revenue outside the United States was $1.5 million, $1.8 million and $6.4 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively. All other revenues are generated from the United States. Orion attributes revenues from external customers to individual countries based on the geographic location in which the work is performed. Orion has no long-lived assets outside the United States.

NOTE 18 - RESTRUCTURING

As part of Orion's restructuring effort, a further reduction in workforce was completed in the fourth quarter of fiscal 2025. Total severance expense for fiscal 2025 was $595 thousand. In addition, an inventory write-off of approximately $197 thousand was recognized in the first quarter of fiscal 2025 for inventory related to a customer Orion no longer does business with due to the restructuring, along with a lease breakage fee of $125 thousand that occurred in the second quarter of fiscal 2025 due to the closing of the Pewaukee office. Orion's restructuring expense and other related costs for the 12 months ended March 31 2026, 2025 and 2024 are reflected within its consolidated statement of operations as follows (dollars in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Cost of product revenue	$—	$295	$26
Cost of service revenue	—	176	48
General and administrative	—	442	28
Sales and marketing	—	26	21
Research and development	—	109	—
	$—	$1,048	123

Total restructuring expense and other related costs by segment was recorded as follows (dollars in thousands):

	Fiscal Year Ended March 31,
	2026	2025	2024
Segments:
Lighting	$—	$246	$52
Maintenance	—	720	48
EV	—	14	—
Corporate and Other	—	68	23
	$—	$1,048	$123

NOTE 19 - SUBSEQUENT EVENTS

On May 29, 2026, Orion, with Bank of America, N.A. as lender, executed Amendment No. 5 (“Amendment No. 5”) to its Credit Agreement. The primary purpose of Amendment No. 5 was to extend the maturity date of the Credit Facility from June 30, 2027 to June 30, 2030.

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. On April 20, 2026, U.S. Customs and Border Protection launched a portal intended to automate and consolidate the related refund claim process, including associated interest payments. Orion submitted refund claims related to certain previously paid tariffs. Due to the uncertainly surrounding payment of any potential refund claims, no amounts are reflected in the fiscal 2026 financial statements. As of May 31, 2026, Orion has received approximately $219 thousand in tariff refunds, including approximately $13 thousand of interest income. The ultimate amount and timing of recovery remain subject to continued administrative review and claim approval.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2026, pursuant to Exchange Act Rule 13a-15(b) and 15d-15. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a level of reasonable assurance as of March 31, 2026.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of March 31, 2026, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)

On May 29, 2026, we and Bank of America, N.A., as lender, executed Amendment No. 5 to our credit agreement. The primary purpose of Amendment No. 5 was to extend the maturity date of the Credit Facility from June 30, 2027 to June 30, 2030. The foregoing description of Amendment No. 3 and the credit agreement as amended by Amendment No. 3 is qualified in its entirety by reference to the full text of Amendment No. 3, which is filed as Exhibit 10.6 hereto and incorporated herein by reference.

(b)

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

See Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Securities, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans. The additional information required by this item is incorporated by reference to our Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements

Our financial statements are set forth in Item 8 of this Form 10-K.

EXHIBIT INDEX

Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., filed as Exhibit 3.3 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Orion Energy Systems, Inc., effective August 22, 2025, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 19, 2025, is hereby incorporated for reference.

3.3	Second Amended and Restated Bylaws of Orion Energy Systems, Inc., filed as Exhibit 3.1 to the Registrant's Form 8-K filed November 14, 2022, is hereby incorporated by reference.

4.1	Description of Orion Energy Systems, Inc. Capital Stock, filed as Exhibit 4.1 to the Registrant's Form 10-K filed on June 26, 2025 is hereby incorporated by reference.

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

10.3

Amendment No. 2 to Loan and Security Agreement, dated effective as of April 22, 2024, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on April 24, 2024, is hereby incorporated by reference

10.4

Amendment No. 3 to Loan and Security Agreement, dated effective as of October 30, 2024, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 31, 2024, is hereby incorporated by reference.

10.5

Amendment No. 4 to Loan and Security Agreement, dated September 30, 2025, by and among Orion Energy Systems, Inc., Great Lakes Energy Solutions, LLC, Clean Energy Solutions, LLC, Orion Asset Management, LLC, Orion Technology Ventures, LLC, Voltrek, LLC and Bank of America, N.A. filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on October 3, 2025, is hereby incorporated by reference.

10.6	Amendment No. 5 to Loan and Security Agreement, dated May 29, 2026, among Orion Energy Systems, Inc., Bank of America, N.A., as lender, and the subsidiary borrowers party thereto.

10.7

Term Sheet, dated June 23, 2025, by and between Orion Energy Systems, Inc., Final Frontier, LLC and Kathleen Connors, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 3, 2025, is hereby incorporated by reference.

10.8

Earn Out Term Sheet Amendment,dated July 31, 2025, by and between Orion Energy Systems, Inc., Final Frontier, LLC and Kathleen Connors, filed as Exhibit 10.2 to the Registrant's Form 10-Q filed on August 6, 2025, is hereby incorporated by reference.

10.9

Settlement Agreement, dated March 17, 2026 by and between Orion Energy Systems, Inc., Final Frontier, LLC and Kathleen Connors, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 20, 2026, is hereby incorporated by reference.

10.10	Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.9 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.11	Amendment to Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed September 9, 2011 as Appendix A to the Registrant’s definitive proxy statement is hereby incorporated by reference.*

10.12

Form of Stock Option Agreement under the Orion Energy Systems, Inc. 2004 Equity Incentive Plan, filed as Exhibit 10.10 to the Registrant’s Form S-1 filed August 20, 2007, is hereby incorporated by reference.*

10.13

Form of Stock Option Agreement as of May 14, 2013 under the Orion Energy Systems, Inc. 2004 Stock and Incentive Awards Plan, filed as Exhibit 10.7 to the Registrant’s Form 10-K filed on June 13, 2014, is hereby incorporated by reference.*

10.14

Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated, filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 30, 2023, is hereby incorporated by reference.*

10.15

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.5 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.16

Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.6 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.17

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.7 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.18

Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 4.8 to the Registrant’s Form S-8 filed August 10, 2016, is hereby incorporated by reference.*

10.19

Orion Energy Systems, Inc. Non-Employee Director Compensation Plan, effective as of February 16, 2023, filed as Exhibit 10.12 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.20

Executive Employment and Severance Agreement, effective as of October 19, 2020, between Orion Energy Systems, Inc. and J. Per Brodin, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on October 15, 2020, is hereby incorporated by reference.*

10.21

Amended and Restated Executive Employment and Severance Agreement, dated as of June 1, 2020, by and between Orion Energy Systems, Inc. and Scott A. Green, filed as Exhibit 10.17 to the Registrant's Form 10-K filed on June 1, 2021, is hereby incorporated by reference.*

10.22

Amended Executive Employment and Severance Agreement, effective as of November 10, 2022, by and between Orion Energy Systems, Inc. and Michael H. Jenkins, filed as Exhibit 10.2 to the Registrant's Form 8-K filed on August 3, 2022, is hereby incorporated by reference.*

10.23

Executive Employment and Severance Agreement, dated April 14, 2025, by and between Orion Energy Systems, Inc. and Sally A. Washlow, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on April 14, 2025, is hereby incorporated by reference.*

10.24

Mutual Termination and Severance Agreement and Complete and Permanent Mutual Release of All Claims, dated as of May 5, 2025, but effective as of April 14, 2025, by and between Orion Energy Systems, Inc. and Michael H. Jenkins, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on May 5, 2025, is hereby incorporated by reference.*

10.25

Form of Executive Performance Share Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.19 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference.*

10.26

Form of Non-Employee Director Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.20 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.27

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.21 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.28

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.22 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.29

Form of Executive Restricted Stock Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.23 to the Registrant's Form 10-K filed on June 10, 2022, is hereby incorporated by reference. *

10.30

Form of Executive Tandem Performance Share and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023, filed as Exhibit 10.24 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.31

Form of Non-Employee Director Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023, filed as Exhibit 10.25 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.32

Form of Executive Tandem Restricted Stock and Cash Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, effective May 24, 2023, filed as Exhibit 10.26 to the Registrant's Form 10-K filed on June 12, 2023, is hereby incorporated by reference.*

10.33

Option Award Agreement, dated as of July 18, 2025, by and between Orion Energy Systems, Inc. and Sally A. Washlow, filed as Annex B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on July 7, 2025, is hereby incorporated by reference.

10.34

Form of Executive Option Award Agreement under the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, filed as Exhibit 10.31 to the Registrant's Form 10-K filed on June 26, 2025, is hereby incorporated by reference.

10.35	Form of Option Award Agreement, filed as Exhibit 10.32 to the Registrant's Form 10-K filed on June 26, 2025, is hereby incorporated by reference.

10.36	Form of Restricted Stock Award Agreement, filed as Exhibit 10.33 to the Registrant's Form 10-K filed on June 26, 2025, is hereby incorporated by reference.

19.1	Insider Trading Policy, filed as Exhibit 19.1 to the Registrant's Form 10-K filed on June 26, 2025, is hereby incorporated by reference.

21.1	Subsidiaries of Orion Energy Systems, Inc., filed as Exhibit 21.1 to the Registrant's Form 10-K filed on June 26,. 2025, is hereby incorporated by reference.

23.1	Consent of Independent Registered Public Accounting Firm. +

31.1	Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

31.2	Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. +

32.1

Certification of Chief Executive Officer and Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

97	Orion Energy Systems, Inc. Compensation Recovery Policy, filed as Exhibit 97 to the Registrant's Form 10-K filed on June 26, 2025, is hereby incorporated by reference.

101	101.INS Inline XBRL Instance Document+

101.SCH Inline XBRL Taxonomy extension schema document+

101.CAL Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF Inline XBRL Taxonomy extension definition linkbase document+

101.LAB Inline XBRL Taxonomy extension label linkbase document+

101.PRE Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, has been formatted in Inline XBRL

Documents incorporated by reference by Orion Energy Systems, Inc. are filed with the Securities and Exchange Commission under File No. 001-33887.

* Management contract or compensatory plan or arrangement.

+ Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 4, 2026.

ORION ENERGY SYSTEMS, INC.

By:	/s/ Sally A. Washlow
Sally A. Washlow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 4, 2026.

Signature	Title

/s/ Sally A. Washlow	Chief Executive Officer and Director (Principal
Sally A. Washlow	Executive Officer)

/s/ J. Per Brodin	Chief Financial Officer, Executive Vice President, Chief Accounting Officer and
J. Per Brodin	Treasurer (Principal Financial and Principal Accounting Officer)

/s/ Anthony L. Otten	Board Chair
Anthony L. Otten

/s/ Heather L. Wishart-Smith	Director
Heather L. Wishart-Smith

/s/ Ellen B. Richstone	Director
Ellen B. Richstone

/s/ Richard A. Shapiro	Director
Richard A. Shapiro