Form 10-Q
period 2026-06-30
ORION ENERGY SYSTEMS, INC.
filed 2026-08-05
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

There were 4,089,286 shares of the Registrant’s common stock outstanding on August 4, 2026.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$5,165	$3,265
Accounts receivable, net	14,386	16,340
Revenue earned but not billed	7,411	6,409
Inventories, net	10,368	10,304
Prepaid expenses and other current assets	1,909	1,364
Total current assets	39,239	37,682
Property and equipment, net	6,010	6,114
Goodwill	1,484	1,484
Other intangible assets, net	2,526	2,646
Other long-term assets	4,044	3,679
Total assets	$53,303	$51,605
Liabilities and Shareholders’ Equity
Accounts payable	$15,508	$15,451
Accrued expenses and other	9,692	10,728
Deferred revenue, current	96	155
Current maturities of long-term debt	264	353
Total current liabilities	25,560	26,687
Revolving credit facility	3,000	3,000
Long-term debt, less current maturities	3,261	2,619
Other long-term liabilities	2,736	2,671
Total liabilities	34,557	34,977
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at June 30, 2026 and March 31, 2026; no shares issued and outstanding at June 30, 2026 and March 31, 2026	—	—
Common stock, no par value: Shares authorized: 20,000,000 at June 30, 2026 and March 31, 2026; shares issued: 4,834,096 at June 30, 2026 and 4,819,013 at March 31, 2026; shares outstanding: 4,071,624 at June 30, 2026 and 4,056,528 at March 31, 2026	—	—
Additional paid-in capital	169,805	169,646
Treasury stock, common shares: 762,472 at June 30, 2026 and 762,485 at March 31, 2026	(34,962)	(34,962)
Accumulated deficit	(116,097)	(118,056)
Total shareholders’ equity	18,746	16,628
Total liabilities and shareholders’ equity	$53,303	$51,605

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2026	2025
Product revenue	$14,219	$13,512
Service revenue	11,524	6,063
Total revenue	25,743	19,575
Cost of product revenue	8,668	8,822
Cost of service revenue	8,164	4,852
Total cost of revenue	16,832	13,674
Gross profit	8,911	5,901
Operating expenses:
General and administrative	3,694	4,290
Sales and marketing	2,838	2,416
Research and development	268	208
Total operating expenses	6,800	6,914
Income (loss) from operations	2,111	(1,013)
Other income (expense):
Interest expense	(98)	(169)
Amortization of debt issue costs	(18)	(51)
Royalty income	1	2
Other	(42)	—
Total other expense	(157)	(218)
Income (loss) before income tax	1,954	(1,231)
Income tax (benefit) expense	(5)	13
Net income (loss)	$1,959	$(1,244)
Basic net income (loss) per share	$0.48	$(0.37)
Weighted-average common shares outstanding	4,059,842	3,331,524
Diluted net income (loss) per share	$0.47	$(0.37)
Weighted-average common shares and share equivalents outstanding	4,162,795	3,331,524

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2026	4,056,528	$169,646	$(34,962)	$(118,056)	$16,628
Shares issued under Employee Stock Purchase Plan	13	—	—	—	—
Stock-based compensation	15,083	159	—	—	159
Net income	—	—	—	1,959	1,959
Balance, June 30, 2026	4,071,624	$169,805	$(34,962)	$(116,097)	$18,746

	Shareholders’ Equity
	Common Stock
	Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2025	3,298,389	$163,025	$(36,248)	$(114,893)	$11,884
Shares issued under Employee Stock Purchase Plan	25	—	—	—	—
Stock-based compensation	56,949	166	—	—	166
Net loss	—	—	—	(1,244)	(1,244)
Balance, June 30, 2025	3,355,363	$163,191	$(36,248)	$(116,137)	$10,806

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$1,959	$(1,244)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	115	244
Amortization of intangible assets	118	240
Stock-based compensation	159	166
Amortization of debt issue costs	18	51
Deferred income tax	(56)	—
Provision for inventory reserves	12	26
Provision for credit losses	15	10
Other	43	(1)
Changes in operating assets and liabilities:
Accounts receivable	1,939	(692)
Revenue earned but not billed	(1,002)	(127)
Inventories	(76)	1,065
Prepaid expenses and other assets	(508)	271
Accounts payable	53	(682)
Accrued expenses and other	(1,378)	227
Deferred revenue, current and long-term	(59)	(69)
Net cash provided by (used in) operating activities	1,352	(515)
Investing activities
Purchases of property and equipment	(6)	(55)
Net cash provided by (used in) investing activities	(6)	(55)
Financing activities
Payment of debt	(88)	(88)
Proceeds from debt	642	—
Proceeds from revolving credit facility	600	—
Payments of revolving credit facility	(600)	(1,750)
Net cash provided by (used in) financing activities	554	(1,838)
Net increase (decrease) in cash and cash equivalents	1,900	(2,408)
Cash and cash equivalents at beginning of period	3,265	5,972
Cash and cash equivalents at end of period	$5,165	$3,564
Supplemental cash flow information:
Cash paid for interest	$106	$226
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$420	$—

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Orion have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2027 ("fiscal 2027") or other interim periods.

The Condensed Consolidated Balance Sheet as of March 31, 2026 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Orion’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the SEC on June 4, 2026.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during that reporting period. Areas that require the use of management estimates include revenue recognition, net realizable value of inventory, allowance for credit losses, accruals for warranty, loss contingencies, income taxes, impairment analyses, and certain equity transactions. Accordingly, actual results could differ from those estimates.

Goodwill and Other Intangible Assets

In the first quarter of fiscal 2027, Orion determined that one of its indefinite-lived trade names no longer had an indefinite life due to changes in revenue earned under the trade name and changes in Orion's strategy for use of the trade name. Orion then performed a quantitative impairment assessment on that indefinite-lived trade name and determined that there was no impairment of that asset. As of June 30, 2026, this trade name was classified as definite-lived and will be amortized over 10 years.

Concentration of Credit Risk and Other Risks and Uncertainties

Orion's cash is primarily deposited with one financial institution. At times, deposits in this institution exceeds the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three months ended June 30, 2026 and 2025, no suppliers accounted for more than 10% of total cost of revenue.

For the three months ended June 30, 2026, one customer accounted for 38.1% of total revenue. For the three months ended June 30, 2025, one customer accounted for 30.2% of total revenue.

As of June 30, 2026, one customer accounted for 30.9% of accounts receivable. As of March 31, 2026, one customer accounted for 33.1% of accounts receivable.

Recent Accounting Pronouncements

Recently Adopted

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments - Credit Losses (Topic 326), which modifies the current credit loss guidance in Topic 326 to expand on how an entity develops and estimate of expected credit losses. The amendments in this update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit loses for current accounts receivable and current contract assets arising from transactions accounted for under "Revenue from Contracts with Customers" (Topic 606), ASC 606, as follows: "1. Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. 2. Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses." Orion adopted this update as of April 1, 2026, and there was no impact from this guidance on Orion's presentation of its consolidated financial statements and accompanying notes.

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

The following tables provide detail of Orion’s total revenue for the three months ended June 30, 2026 and June 30, 2025 (dollars in thousands):

	Three Months Ended June 30, 2026
	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$10,785	$6,882	$17,667
Maintenance services	1,617	2,479	4,096
Electric vehicle charging	1,817	2,163	3,980
Total revenues from contracts with customers	14,219	11,524	25,743
Revenue accounted for under other guidance	—	—	—
Total revenue	$14,219	$11,524	$25,743

	Three Months Ended June 30, 2025
	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$10,269	$2,447	$12,716
Maintenance services	1,501	2,496	3,997
Electric vehicle charging	1,576	1,120	2,696
Total revenues from contracts with customers	13,346	6,063	19,409
Revenue accounted for under other guidance	166	—	166
Total revenue	$13,512	$6,063	$19,575

From time to time, Orion sells the receivables from one customer to a financing institution. Orion did not sell any receivables in the three months ended June 30, 2026. The total amount received from advances of receivables was $0.5 million for the three months ended June 30, 2025. Orion's gains on these sales were $24 thousand for the three months ended June 30, 2025 and are included in Interest expense in the Condensed Consolidated Statements of Operations.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of June 30, 2026 and March 31, 2026 (dollars in thousands):

	June 30, 2026	March 31, 2026	March 31, 2025
Accounts receivable, net	$14,386	$16,340	$12,845
Revenue earned but not billed (1)	$7,411	$6,409	$2,908
Deferred revenue (2)	$96	$107	$367

(1) Within the revenue earned but not billed line on the Condensed Consolidated Balance Sheets, $0 million, $0 million, and $0.4 million was accounted for as a sales type lease under ASC 842 for June 30, 2026, March 31, 2026, and March 31, 2025, respectively, and therefore not considered a "contract asset", which is an asset defined by ASC 606.

(2) Fiscal 2025 included the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the power purchase agreements. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

There were no significant changes in the contract assets outside of standard increases due to timing of contract completion, offset by the reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of June 30, 2026 and March 31, 2026 includes $0 million and $0.1 million, respectively, of contract liabilities which represent consideration received from a new customer contract on which installation has not yet begun and Orion has not fulfilled the promises included. Of the $0.1 million outstanding as of March 31, 2026, $0.1 million has been recognized as revenue for the three months ended June 30, 2026.

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

NOTE 4 — ACCOUNTS RECEIVABLE

As of June 30, 2026 and March 31, 2026, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	June 30, 2026	March 31, 2026
Accounts receivable, gross	$14,575	$16,514
Allowance for credit losses	(189)	(174)
Accounts receivable, net	$14,386	$16,340

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Beginning of period	$(174)	$(64)
Credit loss expense	(15)	(10)
Write-off	—	—
End of period	$(189)	$(74)

NOTE 5 — INVENTORIES

As of June 30, 2026 and March 31, 2026, Orion's inventory balances, net of excess and obsolete reserves of $2.2 million and $2.2 million, respectively, were as follows (dollars in thousands):

Inventories
As of June 30, 2026
Raw materials and components	$2,778
Work in process	151
Finished goods	7,439
Total	$10,368

As of March 31, 2026
Raw materials and components	$2,560
Work in process	150
Finished goods	7,594
Total	$10,304

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid subscription fees, prepaid networking services for EV products and ERP system implementation fees. Prepaid expenses totaled $1.9 million and $1.4 million as of June 30, 2026 and March 31, 2026, respectively.

NOTE 7 — PROPERTY AND EQUIPMENT

As of June 30, 2026 and March 31, 2026, property and equipment, net, included the following (dollars in thousands):

	June 30, 2026	March 31, 2026
Land and land improvements	$433	$433
Buildings and building improvements	9,552	9,552
Furniture, fixtures and office equipment	7,572	7,667
Leasehold improvements	490	490
Plant equipment	6,043	6,043
Vehicles	464	464
Construction in progress	55	47
Gross property and equipment	24,609	24,696
Less: accumulated depreciation	(18,599)	(18,582)
Total property and equipment, net	$6,010	$6,114

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	June 30, 2026	March 31, 2026
Assets
Operating lease assets	Other long-term assets	$2,873	$2,673
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$792	$715
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,236	2,115
Total lease liabilities		$3,028	$2,830

Orion had operating lease costs of $0.3 million for the three months ended June 30, 2026. Orion had operating lease costs of $0.3 million for the three ended June 30, 2025.

The estimated maturity of lease liabilities for each of the remaining years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2027 (period remaining)	$734
Fiscal 2028	951
Fiscal 2029	980
Fiscal 2030	745
Total lease payments	$3,410
Less: Interest	(382)
Present value of lease liabilities	$3,028

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the quarter ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Product revenue	$—	$138
Cost of product revenue	$—	$51

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Orion recorded $0.9 million of goodwill related to its purchase of Voltrek LLC ("Voltrek") in the third quarter of fiscal 2023, which has an indefinite life, and is assigned to the EV operating segment.

Orion recorded $0.6 million of goodwill related to its purchase of Stay-Lite Lighting, Inc. ("Stay-Lite") during fiscal year 2022, which has an indefinite life, and is assigned to the maintenance operating segment.

As of June 30, 2026, and March 31, 2026, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	June 30, 2026				March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$1,865	$(1,615)	$250	8.5	$1,865	$(1,603)	$262
Licenses	58	(58)	—	—	58	(58)	—
Trade name and trademarks (1)	1,240	(224)	1,016	9.4	300	(209)	91
Customer relationships	5,000	(5,000)	—	—	5,000	(5,000)	—
Vendor relationships	2,600	(1,390)	1,210	3.3	2,600	(1,297)	1,303
Developed technology	900	(900)	—	—	900	(900)	—
Total Amortized Intangible Assets	$11,663	$(9,187)	$2,476	6.3	$10,723	$(9,067)	$1,656

Indefinite-lived Intangible Assets
Trade name and trademarks	$50	$—	$50		$990	$—	$990
Total Non-Amortized Intangible Assets	$50	$—	$50		$990	$—	$990

Total Other Intangible Assets	$11,713	$(9,187)	$2,526		$11,713	$(9,067)	$2,646

(1) A trade name that was previously classified as an indefinite-lived asset was reclassified as a definite-lived asset as of June 30, 2026. See Note 2 - Summary of Significant Accounting Policies for additional information.

Amortization expense on intangible assets was $0.1 million for the three months ended June 30, 2026. Amortization expense on intangible assets was $0.2 million for the three months ended June 30, 2025.

The estimated amortization expense for the remainder of fiscal 2027, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2027 (period remaining)	$450
Fiscal 2028	533
Fiscal 2029	497
Fiscal 2030	312
Fiscal 2031	116
Thereafter	568
Total	$2,476

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of June 30, 2026, and March 31, 2026, accrued expenses and other included the following (dollars in thousands):

	June 30, 2026	March 31, 2026
Other accruals	$1,598	$1,857
Compensation and benefits	2,751	3,620
Credits due to customers	1,216	1,193
Accrued project costs	3,482	2,979
Warranty	348	361
Sales returns reserve	63	322
Sales tax	151	294
Legal and professional fees	83	102
Total	$9,692	$10,728

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Beginning of period	$529	$639
Accruals	80	69
Warranty claims (net of vendor reimbursements)	(92)	(71)
End of period	$517	$637

NOTE 11 — NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period and does not consider common stock equivalents.

Diluted net income (loss) per common share reflects the dilution that would occur if restricted shares were vested. In the computation of diluted net income (loss) per common share, Orion uses the treasury stock method for outstanding options and restricted shares. For periods in which the Company reports a net loss, potentially dilutive securities are excluded from the dilution calculation. Net income (loss) per common share is calculated based upon the following shares:

	For the Three Months Ended June 30,
Basic earnings (loss) per common share:	2026	2025
Numerator:
Net income (loss) (in thousands)	$1,959	$(1,244)
Denominator:
Weighted-average common shares outstanding	4,059,842	3,331,524
Net income (loss) per common share:
Basic earnings (loss) per common share	$0.48	$(0.37)

Diluted earnings (loss) per common share:
Numerator:
Net income (loss) (in thousands)	$1,959	$(1,244)
Denominator:
Weighted-average common shares outstanding	4,059,842	3,331,524
Dilutive effect of restricted stock awards and non-qualified stock options	102,953	—
Weighted-average common shares and common share equivalents outstanding	4,162,795	3,331,524
Net income (loss) per common share:
Diluted earnings (loss) per common share	$0.47	$(0.37)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net (loss) income per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended June 30,
	2026	2025
Time-Based Restricted shares	—	67,380
Performance-Based Restricted shares	47,065	80,161
Time-Based Non-Qualified Stock Option	1,147	—
Performance-Based Non-Qualified Stock Option	12,500	—
Total	60,712	147,541

NOTE 12 — DEBT

Debt, including the revolving credit facility, consisted of the following (dollars in thousands):

	June 30, 2026	March 31, 2026
Revolving credit facility	$3,000	$3,000
Term loan	3,525	2,972
Total long-term debt	6,525	5,972
Less current maturities	(264)	(353)
Long-term debt, less current maturities	$6,261	$5,619

The carrying value of the Company's debt approximates fair value. The estimated fair value of the Company's debt is categorized within Level 2 of the fair value hierarchy because the valuation is based on observable market inputs.

Revolving Credit Facility

On December 29, 2020, Orion entered into a $25 million Loan and Security Agreement with Bank of America, N.A. (“Bank of America”), as lender (as amended, the “Credit Agreement”). The Credit Agreement provides for a $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2030. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2026, the borrowing base of the Credit Facility supported approximately $15.8 million of availability, with $12.8 million of remaining availability net of $3.0 million borrowed.

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

Effective May 29, 2026, Orion, with Bank of America as lender, executed Amendment No. 5 ("Amendment No. 5") to its Credit Agreement. The primary purpose of Amendment No. 5 was to extend the maturity date of the Credit Facility from June 30, 2027 to June 30, 2030. No other significant terms were added, deleted or amended.

As of June 30, 2026, Orion was in compliance with all debt covenants under the Credit Agreement.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income or loss before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. Orion recorded income tax benefit of $5 thousand for the three months ended June 30, 2026 and income tax expense of $13 thousand for the three months ended June 30, 2025.

As of June 30, 2026 and March 31, 2026, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

In the first quarter of fiscal 2027, Orion determined that one of its indefinite-lived trade names no longer had an indefinite life. As such, the corresponding deferred tax liability was reduced in the period. This resulted in a $56 thousand discrete tax benefit for the reduction in valuation allowance on deferred tax assets previously limited by the indefinite-lived deferred tax liability. See Note 2 - Summary of Significant Accounting Policies for additional information.

Uncertain Tax Positions

As of June 30, 2026, Orion’s balance of gross unrecognized tax benefits was approximately $0.3 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended June 30, 2026, Orion issued 13 shares under the ESPP plan at a closing market price of $11.69. In the three months ended June 30, 2025, Orion issued 25 shares under the ESPP plan at a closing market price of $6.00.

Sale of Shares

In March 2026, Orion filed a shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Orion currently has the flexibility to publicly offer and sell from time to time up to $100 million of debt and/or equity securities, subject to regulatory limitations. The filing of the shelf registration statement may help facilitate Orion’s ability to raise public equity or debt capital to expand existing businesses, fund potential acquisitions, invest in other growth opportunities, repay existing debt, or for other general corporate purposes.

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

The following amounts of Orion's consolidated stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025
Cost of product revenue	$—	$2
General and administrative	148	154
Sales and marketing	10	10
Research and development	1	—
Total	$159	$166

The following table summarizes information with respect to performance-vesting restricted stock and time vesting-restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2026	114,078	$8.40	47,065	$10.90
Shares issued	1,802	$10.87	—	$—
Shares vested	(15,083)	$11.03	—	$—
Shares forfeited	—	$—	—	$—
Shares outstanding at June 30, 2026	100,797	$8.05	47,065	$10.90

The following table summarized information with respect to performance-based option and time-based option activity:

	Time-Based Options		Performance-Based Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at March 31, 2026	27,229	$6.34	62,500	$6.00
Options granted	789	$9.50	—	$—
Options outstanding at June 30, 2026	28,018	$6.42	62,500	$6.00

As of June 30, 2026, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 1.0 years, was approximately $0.7 million.

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

Corporate and Other

Corporate and other is comprised of operating expenses not allocated to Orion’s segments and adjustments to reconcile to consolidated results.

Three Months Ended June 30, 2026
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$10,785	$1,617	$1,817	$—	$14,219
Service revenue	6,882	2,479	2,163	—	11,524
Total revenue	17,667	4,096	3,980	—	25,743
Cost of product revenue	6,585	842	1,241	—	8,668
Cost of service revenue	4,422	2,074	1,668	—	8,164
Total cost of revenue	11,007	2,916	2,909	—	16,832
Gross profit	6,660	1,180	1,071	—	8,911
Operating expenses:
General and administrative	1,600	591	638	865	3,694
Sales and marketing	2,355	102	268	113	2,838
Research and development	129	40	23	76	268
Total operating expenses	4,084	733	929	1,054	6,800
Income (loss) from operations	2,576	447	142	(1,054)	2,111
Other income (expense):
Royalty income					1
Interest expense					(98)
Amortization of debt issue cost					(18)
Other					(42)
Total other expense					(157)
Income before income tax					$1,954

Three Months Ended June 30, 2025
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$10,435	$1,501	$1,576	$—	$13,512
Service revenue	2,447	2,496	1,120	—	6,063
Total revenue	12,882	3,997	2,696	—	19,575
Cost of product revenue	7,123	833	866	—	8,822
Cost of service revenue	1,716	2,218	918	—	4,852
Total cost of revenue	8,839	3,051	1,784	—	13,674
Gross profit	4,043	946	912	—	5,901
Operating expenses:
General and administrative	1,799	675	918	898	4,290
Sales and marketing	1,908	108	297	103	2,416
Research and development	101	34	19	54	208
Total operating expenses	3,808	817	1,234	1,055	6,914
Income (loss) from operations	235	129	(322)	(1,055)	(1,013)
Other income (expense):
Royalty income					2
Interest expense					(169)
Amortization of debt issue cost					(51)
Total other expense					(218)
Loss before income tax					$(1,231)

	Depreciation and Amortization		Capital Expenditures
	Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Segments:
Lighting Segment	$67	$168	$4	$51
Maintenance Segment	24	48	—	4
EV Segment	123	249	—	—
Corporate and Other	37	70	2	—
	$251	$535	$6	$55

	Total Assets
(dollars in thousands)	June 30, 2026	March 31, 2026
Segments:
Lighting Segment	$23,145	$26,185
Maintenance Segment	3,933	3,697
EV Segment	9,721	7,505
Corporate and Other	16,504	14,218
	$53,303	$51,605

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and related notes included in this Form 10-Q, as well as our audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to several risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We provide state-of-the-art light emitting diode (“LED”) lighting systems, wireless Internet of Things (“IoT”) enabled control solutions, project engineering, energy project management design and maintenance services and electric vehicle (“EV”) charging infrastructure solutions. We help our customers achieve their sustainability, energy savings and carbon footprint reduction goals through innovative technology and exceptional service. We research, design, develop, manufacture, market, sell, install, and implement energy management systems consisting primarily of high-performance, energy-efficient commercial and industrial interior and exterior LED lighting systems and related services. Our products are targeted for applications in the following segments: commercial office and retail, data centers, area lighting, roadway and industrial applications and government, although we do sell and install products into other markets. Our services consist of turnkey installation and system maintenance. Virtually all of our sales occur within North America or for the US Department of Defense's military bases operating in foreign countries.

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

We differentiate ourselves from our competitors by offering comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we offer lighting and electrical maintenance services which enables us to support a lifetime business relationship with our customer (which we call “Customers for Life”). We completed the acquisition of Voltrek LLC on October 5, 2022, which further expanded our turnkey services capabilities as well as capitalized on the rapidly growing market for EV charging solutions. We completed the Stay-Lite Lighting acquisition on January 1, 2022, which further expanded our maintenance services capabilities.

We believe the market for LED lighting products and related controls continues to grow. Due to their size and flexibility in application, we also believe that our LED lighting systems can address opportunities for retrofit applications that cannot be satisfied by other lighting technologies. Our LED lighting technologies have become the primary component of our revenue as we continue to strive to be a leader in the LED market.

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

Other than our multi-year maintenance service contracts, we generally do not have long-term contracts with our customers for product or turnkey services that provide us with recurring annual revenue. We typically generate substantially all of our revenue from sales of lighting and control systems and related services to governmental, commercial and industrial customers on a project-by-project basis. We also perform work under master services or product purchasing agreements with major customers with sales completed on a purchase order basis. In addition, in order to provide quality and timely service under our multi-location master retrofit agreements, we make substantial working capital expenditures and advance inventory purchases that we intend to recover through the completion of these or similar projects.

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

Our fiscal year ends on March 31. We refer to our current fiscal year, which ends on March 31, 2027, as "fiscal 2027", our most recently completed fiscal year, which ended on March 31, 2026, as "fiscal 2026", and our prior fiscal year which ended on March 31, 2025, as "fiscal 2025". Our fiscal first quarter of each fiscal year ends on June 30, our fiscal second quarter of each fiscal year ends on September 30, our fiscal third quarter of each fiscal year ends on December 31 and our fiscal fourth quarter of each fiscal year ends on March 31.

Results of Operations - Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025		2026	2025
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$14,219	$13,512	5.2%	55.2%	69.0%
Service revenue	11,524	6,063	90.1%	44.8%	31.0%
Total revenue	25,743	19,575	31.5%	100.0%	100.0%
Cost of product revenue	8,668	8,822	(1.7)%	33.7%	45.1%
Cost of service revenue	8,164	4,852	68.3%	31.7%	24.8%
Total cost of revenue	16,832	13,674	23.1%	65.4%	69.9%
Gross profit	8,911	5,901	51.0%	34.6%	30.1%
General and administrative	3,694	4,290	(13.9)%	14.3%	21.9%
Sales and marketing	2,838	2,416	17.5%	11.0%	12.3%
Research and development	268	208	28.8%	1.0%	1.1%
Income (loss) from operations	2,111	(1,013)	308.4%	8.2%	(5.2)%
Interest expense	(98)	(169)	(42.0)%	(0.4)%	(0.9)%
Amortization of debt issue costs	(18)	(51)	(64.7)%	(0.1)%	(0.3)%
Royalty income	1	2	(50.0)%	0.0%	0.0%
Other	(42)	—	NM	(0.2)%	0.0%
Income (loss) before income tax	1,954	(1,231)	258.7%	7.6%	(6.3)%
Income tax expense	(5)	13	(138.5)%	(0.0)%	0.1%
Net income (loss)	$1,959	$(1,244)	257.5%	7.6%	(6.4)%

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 5.2%, or $0.7 million, for the first quarter of fiscal 2027 versus the first quarter of fiscal 2026. Service revenue increased 90.1%, or $5.5 million, for the first quarter of fiscal 2027 versus the first quarter of fiscal 2026. The resulting increase in total revenue was due to increased revenue in all three segments due to higher volume. Cost of product revenue decreased by 1.7%, or $0.2 million, in the first quarter of fiscal 2027 versus the comparable period in fiscal 2026. Cost of service revenue increased by 68.3%, or $3.3 million, in the first quarter of fiscal 2027 versus the comparable period in fiscal 2026. Gross margin increased from 30.1% of revenue in the first quarter of fiscal 2026 to 34.6% of revenue in the first quarter of fiscal 2027, due primarily to increases in the lighting and maintenance segments.

Operating Expenses

General and Administrative. General and administrative expenses decreased 13.9%, or $0.6 million, in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. This comparative decrease was primarily due to reductions in compensation costs.

Sales and Marketing. Sales and marketing expenses increased 17.5%, or $0.4 million, in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. This comparative increase was primarily due to increased commissions expense.

Research and Development. Research and development expenses increased 28.8%, or $0.1 million, in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026.

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	% Change
Revenue	$17,667	$12,882	37.1%
Operating income (loss)	$2,576	$235	996.2%
Operating margin	14.6%	1.8%

Lighting segment revenue in the first quarter of fiscal 2027 increased by 37.2%, or $4.8 million, compared to the first quarter of fiscal 2026. The increase was primarily related to additional turnkey projects. The increase in operating income in this segment was primarily due to the increase in revenue.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	% Change
Revenue	$4,096	$3,997	2.5%
Operating income (loss)	$447	$128	249.2%
Operating margin	10.9%	3.2%

Maintenance segment revenue in the first quarter of fiscal 2027 increased by 2.5%, or $0.1 million, compared to the first quarter of fiscal 2026 primarily due to increased work orders from our major customer. Operating income in this segment increased as a result of an increase in profit margins.

EV Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operations results (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	% Change
Revenue	$3,980	$2,696	47.6%
Operating income (loss)	$142	$(322)	144.1%
Operating margin	3.6%	(11.9)%

EV segment revenue in the first quarter of fiscal 2027 increased by 47.6%, or $1.3 million, compared to the first quarter of fiscal 2026. The increase in revenue was primarily due to increased projects from a major customer. Operating income increased $0.5 million in the first quarter of fiscal 2027 due to increased revenues.

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

We had approximately $5.2 million in cash and cash equivalents as of June 30, 2026, compared to $3.3 million at March 31, 2026. Our cash position increased primarily as a result of our net income position, which was partially offset by operating activities, along with additional proceeds related to our most recent credit amendment.

Our future liquidity needs and forecasted cash flows are dependent upon many factors, including our relative revenue, gross margins, cash management practices, cost containment, and working capital management and capital expenditures. While we believe that we will likely have adequate available cash and equivalents and credit availability under our credit agreement to satisfy our currently anticipated working capital and liquidity requirements for at least the next 12 months based on our current cash flow forecast, if we experience significant liquidity constraints, we may be required to issue equity or debt securities, reduce our sales efforts, implement additional cost savings initiatives or undertake other efforts to conserve our cash.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating activities	$1,352	$(515)
Investing activities	(6)	(55)
Financing activities	554	(1,838)
(Increase) decrease in cash and cash equivalents	$1,900	$(2,408)

Cash Flows Related to Operating Activities. Cash provided by operating activities for the first three months of fiscal 2027 was $1.4 million and consisted of our net income of $2.0 million adjusted for non-cash expense items and net cash used in changes in operating assets of $0.6 million, the largest of which were revenue earned but not billed, accrued expenses and prepaid expenses, which were partially offset by a decrease in accounts receivable.

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

Cash Flows Related to Investing Activities. Cash used in investing activities was relatively flat in the first three months of fiscal 2027 and consisted primarily of purchases of property and equipment, mostly related to our Enterprise Resource Planning ("ERP") system implementation.

Cash used in investing activities of $55 thousand in the first three months of fiscal 2026 consisted primarily of purchases of property and equipment.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $0.6 million in the first three months of fiscal 2027 was primarily due to additional proceeds from our mortgage term loan, partially offset by our quarterly payment of long-term debt.

Cash used in financing activities of $1.8 million in the first three months of fiscal 2026 was primarily due to payments on our revolving credit facility and long-term debt.

Working Capital

Our net working capital as of June 30, 2026 was $13.7 million, consisting of $39.2 million in current assets and $25.6 million in current liabilities. Our net working capital as of March 31, 2026 was $11.0 million, consisting of $37.7 million in current assets and $26.7 million in current liabilities.

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

Indebtedness

Revolving Credit Agreement

Our credit agreement provides for a $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2030. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of June 30, 2026, the borrowing base supported approximately $15.8 million of availability under the Credit Facility, with $3.0 million drawn against that availability. As of June 30, 2025, the borrowing base supported approximately $11.5 million of availability under the Credit Facility, with $5.3 million drawn against that availability.

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

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $23.7 million and $30.1 million as of June 30, 2026 and March 31, 2026, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since March 31, 2026. For a full discussion of these estimates and policies, see "Critical Accounting Estimates" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended March 31, 2026. There have been no material changes to such exposures since March 31, 2026.

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

As of June 30, 2026, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 14 – Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which we filed with the SEC on June 4, 2026 and in Part 1 - Item 2 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL and is contained in Exhibit 101.

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2026.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)