Form 10-Q
period 2026-09-30
ORION ENERGY SYSTEMS, INC.
filed 2026-11-05
CIK 1409375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an "emerging growth company". See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 4,104,551 shares of the registrant’s common stock outstanding on November 4, 2026.

ORION ENERGY SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$3,736	$3,265
Accounts receivable, net	15,014	16,340
Revenue earned but not billed	5,662	6,409
Inventories, net	9,971	10,304
Prepaid expenses and other current assets	1,566	1,364
Total current assets	35,949	37,682
Property and equipment, net	5,924	6,114
Goodwill	1,484	1,484
Other intangible assets, net	2,388	2,646
Other long-term assets	3,913	3,679
Total assets	$49,658	$51,605
Liabilities and Shareholders’ Equity
Accounts payable	$10,251	$15,451
Accrued expenses and other	9,719	10,728
Deferred revenue, current	266	155
Current maturities of long-term debt	352	353
Total current liabilities	20,588	26,687
Revolving credit facility	5,000	3,000
Long-term debt, less current maturities	3,173	2,619
Other long-term liabilities	2,516	2,671
Total liabilities	31,277	34,977
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value: Shares authorized: 30,000,000 at September 30, 2026 and March 31, 2026; no shares issued and outstanding at September 30, 2026 and March 31, 2026	—	—
Common stock, no par value: Shares authorized: 20,000,000 at September 30, 2026 and March 31, 2026; shares issued: 4,867,017 at September 30, 2026 and 4,819,013 at March 31, 2026; shares outstanding: 4,104,551 at September 30, 2026 and 4,056,528 at March 31, 2026	—	—
Additional paid-in capital	170,251	169,646
Treasury stock, common shares: 762,466 at September 30, 2026 and 762,485 at March 31, 2026	(34,962)	(34,962)
Accumulated deficit	(116,908)	(118,056)
Total shareholders’ equity	18,381	16,628
Total liabilities and shareholders’ equity	$49,658	$51,605

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$13,410	$12,813	$27,629	$26,325
Service revenue	8,281	7,106	19,805	13,169
Total revenue	21,691	19,919	47,434	39,494
Cost of product revenue	8,732	8,777	17,400	17,599
Cost of service revenue	6,738	4,965	14,902	9,817
Total cost of revenue	15,470	13,742	32,302	27,416
Gross profit	6,221	6,177	15,132	12,078
Operating expenses:
General and administrative	3,943	3,812	7,636	8,102
Sales and marketing	2,757	2,376	5,595	4,792
Research and development	255	231	523	439
Total operating expenses	6,955	6,419	13,754	13,333
Income (loss) from operations	(734)	(242)	1,378	(1,255)
Other income (expense):
Interest expense	(128)	(280)	(226)	(449)
Amortization of debt issue costs	(19)	(50)	(37)	(101)
Royalty income	4	1	5	3
Other	35	—	(7)	—
Total other expense	(108)	(329)	(265)	(547)
Income (loss) before income tax	(842)	(571)	1,113	(1,802)
Income tax (benefit) expense	(31)	10	(36)	23
Net income (loss)	$(811)	$(581)	$1,149	$(1,825)
Basic net income (loss) per share	$(0.20)	$(0.17)	$0.28	$(0.53)
Weighted-average common shares outstanding	4,098,123	3,498,786	4,079,087	3,415,612
Diluted net income (loss) per share	$(0.20)	$(0.17)	$0.27	$(0.53)
Weighted-average common shares and share equivalents outstanding	4,098,123	3,498,786	4,201,435	3,415,612

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shareholders’ Equity
	Common Stock Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2026	4,056,528	$169,646	$(34,962)	$(118,056)	$16,628
Shares issued under Employee Stock Purchase Plan	13	—	—	—	—
Stock-based compensation	15,083	159	—	—	159
Net income (loss)	—	—	—	1,959	1,959
Balance, June 30, 2026	4,071,624	$169,805	$(34,962)	$(116,097)	$18,746
Shares issued under Employee Stock Purchase Plan	6	—	—	—	—
Stock-based compensation	32,921	446	—	—	446
Net income (loss)	—	—	—	(811)	(811)
Balance, September 30, 2026	4,104,551	$170,251	$(34,962)	$(116,908)	$18,381

	Shareholders’ Equity
	Common Stock Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance, March 31, 2025	3,298,389	$163,025	$(36,248)	$(114,893)	$11,884
Shares issued under Employee Stock Purchase Plan	25	—	—	—	—
Stock-based compensation	56,949	166	—	—	166
Net income (loss)	—	—	—	(1,244)	(1,244)
Balance, June 30, 2025	3,355,363	$163,191	$(36,248)	$(116,137)	$10,806
Shares issued under Employee Stock Purchase Plan	20	—	—	—	—
Issuance of common stock for earnout payment	164,908	—	1,000	—	1,000
Stock-based compensation	10,579	157	—	—	157
Net income (loss)	—	—	—	(581)	(581)
Balance, September 30, 2025	3,530,870	$163,348	$(35,248)	$(116,718)	$11,382

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ORION ENERGY SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$1,149	$(1,825)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	229	508
Amortization of intangible assets	260	486
Stock-based compensation	605	323
Amortization of debt issue costs	37	101
Deferred income tax	(56)	—
Loss on fixed assets	16	—
Provision for inventory reserves	52	185
Provision for credit losses	12	30
Other	(36)	—
Changes in operating assets and liabilities:
Accounts receivable	1,314	1,301
Revenue earned but not billed	747	(418)
Inventories	281	782
Prepaid expenses and other assets	(474)	1,077
Accounts payable	(5,204)	275
Accrued expenses and other	(1,077)	(1,330)
Deferred revenue, current and long-term	112	(191)
Net cash provided by (used in) operating activities	(2,033)	1,304
Investing activities
Purchases of property and equipment	(50)	(310)
Additions to patents and licenses	—	(2)
Net cash provided by (used in) investing activities	(50)	(312)
Financing activities
Payment of debt	(88)	(176)
Proceeds from debt	642	—
Proceeds from revolving credit facility	2,600	1,250
Payments of revolving credit facility	(600)	(2,500)
Cash incurred related to issuance of subordinated debt	—	(383)
Net cash provided by (used in) financing activities	2,554	(1,809)
Net increase (decrease) in cash and cash equivalents	471	(817)
Cash and cash equivalents at beginning of period	3,265	5,972
Cash and cash equivalents at end of period	$3,736	$5,155
Supplemental cash flow information:
Cash paid for interest	$217	$414
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$420	$—
Issuance of common stock to Final Frontier, LLC as partial payment of earnout obligation	$—	$1,000
Issuance of subordinated debt for earnout obligation	$—	$1,388

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

Orion’s corporate offices and leased primary manufacturing operations are located in Manitowoc, Wisconsin. Orion also leases office space in Jacksonville, Florida and Methuen, Massachusetts. Orion previously leased office space in Lawrence, Massachusetts. The lease in Lawrence, Massachusetts ended in September of 2026.

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

Goodwill and Other Intangible Assets

In the first quarter of fiscal 2027, Orion determined that one of its indefinite-lived trade names no longer had an indefinite life due to changes in revenue earned under the trade name and changes in Orion's strategy for use of the trade name. Orion then performed a quantitative impairment assessment on that indefinite-lived trade name and determined that there was no impairment of that asset. As of June 30, 2026, this trade name was reclassified as definite-lived and is now being amortized over 10 years.

Concentration of Credit Risk and Other Risks and Uncertainties

Orion's cash is primarily deposited with one financial institution. At times, deposits in this institution exceed the amount of insurance provided on such deposits. Orion has not experienced any losses in such accounts and believes that it is not exposed to any significant financial institution viability risk on these balances.

Orion purchases components necessary for its lighting products, including lamps and LED components, from multiple suppliers. For the three and six months ended September 30, 2026 and 2025, no suppliers accounted for more than 10% of total cost of revenue.

For the three months ended September 30, 2026, one customer accounted for 32.3% of total revenue. For the six months ended September 30, 2026, one customer accounted for 35.5% of total revenue. For the three months ended September 30, 2025, two customers accounted for 34.3% and 13.9% of total revenue. For the six months ended September 30, 2025, one customer accounted for 32.2% of total revenue.

As of September 30, 2026, one customer accounted for 32.0% of accounts receivable. As of March 31, 2026, one customer accounted for 33.1% of accounts receivable.

Recent Accounting Pronouncements

Issued: Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in Accounting Standards Codification (ASC) 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides "interim financial statements and notes in accordance with GAAP." The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must "disclose events since the end of the last annual reporting period that have a material impact on the entity." As the FASB stated in the proposed guidance and reiterates in the ASU, the amendments are not intended to "change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements." The amendments will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Orion is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

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

The following tables provide detail of Orion’s total revenue for the three and six months ended September 30, 2026 and September 30, 2025 (dollars in thousands):

	Three Months Ended September 30, 2026			Six Months Ended September 30, 2026
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$10,104	$4,800	$14,904	$20,889	$11,682	$32,571
Maintenance services	1,700	2,267	$3,967	3,317	4,746	$8,063
Electric vehicle charging	1,606	1,214	$2,820	3,423	3,377	$6,800
Total revenue	$13,410	$8,281	$21,691	$27,629	$19,805	$47,434

	Three Months Ended September 30, 2025			Six Months Ended September 30, 2025
	Product	Services	Total	Product	Services	Total
Revenue from contracts with customers:
Lighting product and installation	$8,202	$2,357	$10,559	$18,471	$4,804	$23,275
Maintenance services	2,045	2,446	4,491	3,546	4,942	8,488
Electric vehicle charging	2,461	2,303	4,764	4,037	3,423	7,460
Solar energy related revenues	4	—	4	4	—	4
Total revenues from contracts with customers	12,712	7,106	19,818	26,058	13,169	39,227
Revenue accounted for under other guidance	101	—	101	267	—	267
Total revenue	$12,813	$7,106	$19,919	$26,325	$13,169	$39,494

From time to time, Orion sells the receivables from one customer to a financing institution. Orion did not sell any receivables in the three and six months ended September 30, 2026. The total amount received from advances of receivables was $0 million and $0.5 million for the three and six months ended September 30, 2025, respectively. Orion's losses on these sales were $26 thousand and $2 thousand for the three and six months ended September 30, 2025, respectively and are included in Interest expense in the Condensed Consolidated Statements of Operations.

The following chart shows the balance of Orion’s receivables arising from contracts with customers, contract assets and contract liabilities as of September 30, 2026, March 31, 2026 and March 31, 2025 (dollars in thousands):

	September 30, 2026	March 31, 2026	March 31, 2025
Accounts receivable, net	$15,014	$16,340	$12,845
Revenue earned but not billed (1)	$5,662	$6,409	$2,908
Deferred revenue (2)	$266	$107	$367

(1) Within the revenue earned but not billed line on the Condensed Consolidated Balance Sheets, $0 million, $0 million, and $0.4 million was accounted for as a sales type lease under ASC 842 for September 30, 2026, March 31, 2026, and March 31, 2025, respectively, and therefore not considered a "contract asset", which is an asset defined by ASC 606.

(2) Fiscal 2025 included the unamortized portion of the funds received from the federal government in 2010 and 2011 as reimbursement for the costs to build the two facilities related to the power purchase agreements. As the transaction is not considered a contract with a customer, this value is not a contract liability as defined by ASC 606.

There were no significant changes in the contract assets outside of standard changes due to timing of contract completion, offset by the reclassifications to accounts receivable, net upon billing. Deferred revenue, current as of September 30, 2026 and March 31, 2026 includes $0 million and $0.1 million, respectively, of contract liabilities which represent consideration received from a new customer contract on which installation has not yet begun and Orion has not fulfilled the promises included. Of the $0.1 million outstanding as of March 31, 2026, $0.1 million has been recognized as revenue for the six months ended September 30, 2026.

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

NOTE 4 — ACCOUNTS RECEIVABLE

As of September 30, 2026 and March 31, 2026, Orion's accounts receivable and allowance for credit losses balances were as follows (dollars in thousands):

	September 30, 2026	March 31, 2026
Accounts receivable, gross	$15,185	$16,514
Allowance for credit losses	(171)	(174)
Accounts receivable, net	$15,014	$16,340

Changes in Orion’s allowance for credit losses were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Beginning of period	$(189)	$(74)	$(174)	$(64)
Credit loss (expense) recovery	3	(20)	(12)	(30)
Write-off	15	—	15	—
End of period	$(171)	$(94)	$(171)	$(94)

NOTE 5 — INVENTORIES

As of September 30, 2026 and March 31, 2026, Orion's inventory balances, net of excess and obsolete reserves of $2.3 million and $2.2 million, respectively, were as follows (dollars in thousands):

Inventories
As of September 30, 2026
Raw materials and components	$2,981
Work in process	193
Finished goods	6,797
Total	$9,971

As of March 31, 2026
Raw materials and components	$2,560
Work in process	150
Finished goods	7,594
Total	$10,304

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid subscription fees, prepaid networking services for EV products and Enterprise Resource Planning ("ERP") system implementation fees. Prepaid expenses totaled $1.6 million and $1.4 million as of September 30, 2026 and March 31, 2026, respectively.

NOTE 7 — PROPERTY AND EQUIPMENT

As of September 30, 2026 and March 31, 2026, property and equipment, net, included the following (dollars in thousands):

	September 30, 2026	March 31, 2026
Land and land improvements	$433	$433
Buildings and building improvements	9,555	9,552
Furniture, fixtures and office equipment	6,555	7,667
Leasehold improvements	490	490
Plant equipment	5,940	6,043
Vehicles	464	464
Construction in progress	8	47
Gross property and equipment	23,445	24,696
Less: accumulated depreciation	(17,521)	(18,582)
Total property and equipment, net	$5,924	$6,114

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

A summary of Orion’s assets leased from third parties follows (dollars in thousands):

	Balance sheet classification	September 30, 2026	March 31, 2026
Assets
Operating lease assets	Other long-term assets	$2,714	$2,673
Liabilities
Current liabilities
Operating lease liabilities	Accrued expenses and other	$824	$715
Non-current liabilities
Operating lease liabilities	Other long-term liabilities	2,044	2,115
Total lease liabilities		$2,868	$2,830

Orion had operating lease costs of $0.3 million and $0.6 million for the three and six months ended September 30, 2026. Orion had operating lease costs of $0.3 million and $0.6 million for the three and six months ended September 30, 2025.

The estimated maturity of lease liabilities for each of the remaining years is shown below (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases
Fiscal 2027 (period remaining)	$491
Fiscal 2028	987
Fiscal 2029	980
Fiscal 2030	745
Total lease payments	$3,203
Less: Interest	(335)
Present value of lease liabilities	$2,868

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

While Orion retains ownership of the lighting fixtures during the financing period, the transaction terms and the underlying economics associated with used lighting fixtures result in Orion essentially ceding ownership of the lighting fixtures to the customer after completion of the agreement. Therefore, the portion of the transaction associated with the sale of the multiple individual lighting fixtures is accounted for as a sales-type lease under ASC 842.

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

The following chart shows the amount of revenue and cost of sales arising from sales-type leases during the three and six months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$—	$73	$—	$210
Cost of product revenue	$—	$98	$—	$149

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

As of September 30, 2026, and March 31, 2026, the components of, and changes in, the carrying amount of other intangible assets, net, were as follows (dollars in thousands):

	September 30, 2026				March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	$1,867	$(1,625)	$242	8.4	$1,865	$(1,603)	$262
Licenses	58	(58)	$—	—	58	(58)	—
Trade name and trademarks (1)	1,240	(263)	$977	9.1	300	(209)	91
Customer relationships	5,000	(5,000)	$—	—	5,000	(5,000)	—
Vendor relationships	2,600	(1,483)	$1,117	3.0	2,600	(1,297)	1,303
Developed technology	900	(900)	$—	—	900	(900)	—
Total Amortized Intangible Assets	$11,665	$(9,329)	$2,336	6.1	$10,723	$(9,067)	$1,656

Indefinite-lived Intangible Assets
Trade name and trademarks	$52	$—	$52		$990	$—	$990
Total Non-Amortized Intangible Assets	$52	$—	$52		$990	$—	$990

Total Other Intangible Assets	$11,717	$(9,329)	$2,388		$11,713	$(9,067)	$2,646

(1) A trade name that was previously classified as an indefinite-lived asset was reclassified as a definite-lived asset as of June 30, 2026. See Note 2 - Summary of Significant Accounting Policies for additional information.

Amortization expense on intangible assets was $0.1 million and $0.3 million for the three and six months ended September 30, 2026, respectively. Amortization expense on intangible assets was $0.2 million and $0.5 million for the three and six months ended September 30, 2025, respectively.

The estimated amortization expense for the remainder of fiscal 2027, the next five fiscal years and beyond is shown below (dollars in thousands):

Fiscal 2027 (period remaining)	$271
Fiscal 2028	538
Fiscal 2029	497
Fiscal 2030	343
Fiscal 2031	116
Thereafter	571
Total	$2,336

NOTE 10 — ACCRUED EXPENSES AND OTHER

As of September 30, 2026, and March 31, 2026, accrued expenses and other included the following (dollars in thousands):

	September 30, 2026	March 31, 2026
Other accruals	$1,849	$1,857
Compensation and benefits	2,576	3,620
Credits due to customers	1,230	1,193
Accrued project costs	3,447	2,979
Warranty	361	361
Sales returns reserve	86	322
Sales tax	147	294
Legal and professional fees	23	102
Total	$9,719	$10,728

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

Changes in Orion’s warranty accrual (both current and long-term) were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Beginning of period	$517	$637	$529	$640
Accruals	(3)	76	78	144
Warranty claims (net of vendor reimbursements)	(9)	(92)	(102)	(163)
End of period	$505	$621	$505	$621

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Basic earnings (loss) per common share:	2026	2025	2026	2025
Numerator:
Net income (loss) (in thousands)	$(811)	$(581)	$1,149	$(1,825)
Denominator:
Weighted-average common shares outstanding	4,098,123	3,498,786	4,079,087	3,415,612
Net income (loss) per common share:
Basic earnings (loss) per common share	$(0.20)	$(0.17)	$0.28	$(0.53)

Diluted earnings (loss) per common share:
Numerator:
Net income (loss) (in thousands)	$(811)	$(581)	$1,149	$(1,825)
Denominator:
Weighted-average common shares outstanding	4,098,123	3,498,786	4,079,087	3,415,612
Dilutive effect of restricted stock awards and non-qualified stock options	—	—	122,348	—
Weighted-average common shares and common share equivalents outstanding	4,098,123	3,498,786	4,201,435	3,415,612
Net income (loss) per common share:
Diluted earnings (loss) per common share	$(0.20)	$(0.17)	$0.27	$(0.53)

The following table indicates the number of potentially dilutive securities excluded from the calculation of Diluted net income (loss) per common share because their inclusion would have been anti-dilutive. The number of shares is as of the end of each period:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Time-Based Restricted shares	108,004	104,053	—	104,053
Performance-Based Restricted shares	47,065	80,160	47,065	80,160
Time-Based Non-Qualified Stock Option	28,344	—	799	—
Performance-Based Non-Qualified Stock Option	122,500	—	60,000	—
Total	305,913	184,213	107,864	184,213

NOTE 12 — DEBT

Debt, including the revolving credit facility, consisted of the following (dollars in thousands):

	September 30, 2026	March 31, 2026
Revolving credit facility	$5,000	$3,000
Term loan	3,525	2,972
Total long-term debt	8,525	5,972
Less current maturities	(352)	(353)
Debt, less current maturities	$8,173	$5,619

The carrying value of the Company's debt approximates fair value. The estimated fair value of the Company's debt is categorized within Level 2 of the fair value hierarchy because the valuation is based on observable market inputs.

Revolving Credit Facility

On December 29, 2020, Orion entered into a $25 million Loan and Security Agreement with Bank of America, N.A. (“Bank of America”), as lender (as amended, the “Credit Agreement”). The Credit Agreement provides for a $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2030. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2026, the borrowing base of the Credit Facility supported approximately $17.5 million of availability, with $12.5 million of remaining availability net of $5.0 million borrowed.

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

The Credit Agreement includes a springing minimum fixed cost coverage ratio of 1.0 to 1.0 when excess availability under the Credit Facility falls below $4.0 million of the committed facility. Currently, the springing minimum fixed cost coverage ratio is not required.

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

The Credit Agreement is secured by a first lien security interest in substantially all of Orion's assets.

Effective May 29, 2026, Orion, with Bank of America as lender, executed Amendment No. 5 ("Amendment No. 5") to its Credit Agreement. The primary purpose of Amendment No. 5 was to extend the maturity date of the Credit Facility from June 30, 2027 to June 30, 2030. No other significant terms were added, deleted or amended.

In addition to the Credit Facility, the Credit Agreement also includes a $3.525 million mortgage term loan facility that is secured by Orion's office headquarters property in Manitowoc, Wisconsin. Quarterly mortgage term loan installments of $88 thousand are due on the first day of each fiscal quarter.

As of September 30, 2026, Orion was in compliance with all debt covenants under the Credit Agreement.

NOTE 13 — INCOME TAXES

Orion’s income tax provision was determined by applying an estimated annual effective tax rate, based upon the facts and circumstances known, to book income or loss before income tax, adjusting for discrete items. Orion’s actual effective tax rate is adjusted each interim period, as appropriate, for changes in facts and circumstances. For the three months ended September 30, 2026 and 2025, Orion recorded income tax expense/(benefit) of $(31) thousand and $10 thousand, respectively. For the six months ended September 30, 2026 and 2025, Orion recorded income tax expense (benefit) of $(36) thousand and $23 thousand, respectively.

As of September 30, 2026 and March 31, 2026, Orion had a full valuation allowance against its net deferred tax asset balance. Orion considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that Orion determines that the deferred tax assets are able to be realized, an adjustment to the deferred tax asset would increase income in the period such determination is made.

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

Uncertain Tax Positions

As of September 30, 2026, Orion’s balance of gross unrecognized tax benefits was approximately $0.3 million, all of which would reduce Orion’s effective tax rate if recognized.

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan

In August 2010, Orion’s board of directors approved a non-compensatory employee stock purchase plan, or “ESPP”. In the three months ended September 30, 2026, Orion issued 6 shares under the ESPP plan at a closing market price of $30.50. In the three months ended September 30, 2025, Orion issued 20 shares under the ESPP plan at a closing market price of $8.76.

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

NOTE 16 — STOCK OPTIONS AND RESTRICTED SHARES

At Orion’s 2026 annual meeting of shareholders, Orion’s shareholders approved the amendment and restatement of the Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, (the “Amended 2016 Plan”). The Amended 2016 Plan increased the number of shares of Orion’s common stock available for issuance under the Amended 2016 Plan from 600,000 shares to 900,000 shares (an increase of 300,000 shares) and extended the term of the Amended 2016 Plan to August 6, 2036, the tenth anniversary of the date of the 2026 annual meeting of shareholders. Additionally, approval of the Amended 2016 Plan resulted in minor modification of the annual non-employee director award limits, providing that the aggregate grant date fair value of all awards granted to any non-employee director during any single calendar year, taken together with any cash fees paid to such person during such calendar year, in each case for service as a director, shall not exceed $500,000.

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

The following amounts of Orion's consolidated stock-based compensation were recorded (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Cost of product revenue	$2	$2	$2	$4
General and administrative	432	142	580	296
Sales and marketing	11	12	21	21
Research and development	1	1	2	2
Total	$446	$157	$605	$323

The following table summarizes information with respect to performance-vesting restricted stock and time-vesting restricted stock activity:

	Time-Based Restricted Shares		Performance-Based Restricted Shares
	Shares	Weighted Average Fair Value Price	Shares	Weighted Average Fair Value Price
Balance at March 31, 2026	114,078	$8.40	47,065	$10.90
Shares issued	41,930	$19.37	—	$—
Shares vested	(48,004)	$9.77	—	$—
Shares forfeited	—	$—	—	$—
Shares outstanding at September 30, 2026	108,004	$12.05	47,065	$10.90

The following table summarizes information with respect to performance-based option and time-based option activity:

	Time-Based Options		Performance-Based Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at March 31, 2026	27,229	$6.34	62,500	$6.00
Options granted	1,115	$13.44	60,000	$19.75
Options outstanding at September 30, 2026	28,344	$6.61	122,500	$12.73

As of September 30, 2026, the amount of deferred stock-based compensation expense to be recognized, over a remaining period of 2.5 years, was approximately $1.3 million.

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

Lighting Segment

The lighting segment develops and sells lighting products and provides construction and engineering services for Orion's commercial lighting and energy management systems. The lighting segment provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers mostly through direct sales and also sells lighting products through manufacturer representative agencies and to the wholesale contractor markets through energy service companies and contractors.

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

Corporate and Other

Corporate and other is comprised of operating expenses not allocated to Orion’s segments and adjustments to reconcile to consolidated results.

Three Months Ended September 30, 2026
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$10,104	$1,700	$1,606	$—	$13,410
Service revenue	4,800	2,267	1,214	—	8,281
Total revenue	14,904	3,967	2,820	—	21,691
Cost of product revenue	6,881	930	921	—	8,732
Cost of service revenue	3,729	2,003	1,006	—	6,738
Total cost of revenue	10,610	2,933	1,927	—	15,470
Gross profit	4,294	1,034	893	—	6,221
Operating expenses:
General and administrative	1,798	596	570	979	3,943
Sales and marketing	2,303	97	237	120	2,757
Research and development	136	36	10	73	255
Total operating expenses	4,237	729	817	1,172	6,955
Income (loss) from operations	57	305	76	(1,172)	(734)
Other income (expense):
Royalty income					4
Interest expense					(128)
Amortization of debt issue cost					(19)
Other					35
Total other expense					(108)
Income (loss) before income tax					$(842)

Three Months Ended September 30, 2025
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$8,307	$2,045	$2,461	$—	$12,813
Service revenue	2,357	2,446	2,303	—	7,106
Total revenue	10,664	4,491	4,764	—	19,919
Cost of product revenue	6,078	1,145	1,554	—	8,777
Cost of service revenue	1,816	2,120	1,029	—	4,965
Total cost of revenue	7,894	3,265	2,583	—	13,742
Gross profit	2,770	1,226	2,181	—	6,177
Operating expenses:
General and administrative	1,557	527	904	824	3,812
Sales and marketing	1,954	112	195	115	2,376
Research and development	112	33	23	63	231
Total operating expenses	3,623	672	1,122	1,002	6,419
Income (loss) from operations	(853)	554	1,059	(1,002)	(242)
Other income (expense):
Royalty income					1
Interest expense					(280)
Amortization of debt issue cost					(50)
Total other expense					(329)
Income (loss) before income tax					$(571)

Six Months Ended September 30, 2026
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$20,889	$3,317	$3,423	$—	$27,629
Service revenue	11,682	4,746	3,377	—	19,805
Total revenue	32,571	8,063	6,800	—	47,434
Cost of product revenue	13,466	1,772	2,162	—	17,400
Cost of service revenue	8,151	4,077	2,674	—	14,902
Total cost of revenue	21,617	5,849	4,836	—	32,302
Gross profit	10,954	2,214	1,964		15,132
Operating expenses:
General and administrative	3,396	1,187	1,208	1,845	7,636
Sales and marketing	4,658	199	505	233	5,595
Research and development	265	76	33	149	523
Total operating expenses	8,319	1,462	1,746	2,227	13,754
Income (loss) from operations	2,635	752	218	(2,227)	1,378
Other income (expense):
Royalty income					5
Interest expense					(226)
Amortization of debt issue cost					(37)
Other					(7)
Total other expense					(265)
Income (loss) before income tax					$1,113

Six Months Ended September 30, 2025
(dollars in thousands)
	Lighting	Maintenance	EV	Corporate and Other	Total
Product revenue	$18,742	$3,546	$4,037	$—	$26,325
Service revenue	4,804	4,942	3,423	—	13,169
Total revenue	23,546	8,488	7,460	—	39,494
Cost of product revenue	13,201	1,978	2,420	—	17,599
Cost of service revenue	3,532	4,338	1,947	—	9,817
Total cost of revenue	16,733	6,316	4,367	—	27,416
Gross profit	6,813	2,172	3,093		12,078
Operating expenses:
General and administrative	3,356	1,202	1,822	1,722	8,102
Sales and marketing	3,863	220	492	217	4,792
Research and development	212	67	42	118	439
Total operating expenses	7,431	1,489	2,356	2,057	13,333
Income (loss) from operations	(618)	683	737	(2,057)	(1,255)
Other income (expense):
Royalty income					3
Interest expense					(449)
Amortization of debt issue cost					(101)
Total other expense					(547)
Income (loss) before income tax					$(1,802)

	Depreciation and Amortization		Capital Expenditures
	Six Months Ended September 30,		Six Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Segments:
Lighting Segment	$164	$345	$11	$55
Maintenance Segment	50	100	2	4
EV Segment	240	503	—	—
Corporate and Other	72	147	41	251
	$526	$1,095	$54	$310

	Total Assets
(dollars in thousands)	September 30, 2026	March 31, 2026
Segments:
Lighting Segment	$17,109	$26,185
Maintenance Segment	5,532	3,697
EV Segment	11,500	7,505
Corporate and Other	15,517	14,218
	$49,658	$51,605

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

We differentiate ourselves from our competitors by offering comprehensive project management services to national account customers to retrofit their multiple locations. Our comprehensive services include initial site surveys and audits, utility incentive and government subsidy management, engineering design, and project management from delivery through to installation and controls integration. In addition, we offer lighting and electrical maintenance services, which enables us to support a lifetime business relationship with our customer (which we call “Customers for Life”). We completed the acquisition of Voltrek LLC on October 5, 2022, which further expanded our turnkey services capabilities as well as capitalized on the rapidly growing market for EV charging solutions. We completed the Stay-Lite Lighting acquisition on January 1, 2022, which further expanded our maintenance services capabilities.

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

Results of Operations - Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025		2026	2025
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$13,410	$12,813	4.7%	61.8%	64.3%
Service revenue	8,281	7,106	16.5%	38.2%	35.7%
Total revenue	21,691	19,919	8.9%	100.0%	100.0%
Cost of product revenue	8,732	8,777	(0.5)%	40.3%	44.1%
Cost of service revenue	6,738	4,965	35.7%	31.1%	24.9%
Total cost of revenue	15,470	13,742	12.6%	71.3%	69.0%
Gross profit	6,221	6,177	0.7%	28.7%	31.0%
General and administrative	3,943	3,812	3.4%	18.2%	19.1%
Sales and marketing	2,757	2,376	16.0%	12.7%	11.9%
Research and development	255	231	10.4%	1.2%	1.2%
Income (loss) from operations	(734)	(242)	(203.3)%	(3.4)%	(1.2)%
Interest expense	(128)	(280)	(54.3)%	(0.6)%	(1.4)%
Amortization of debt issue costs	(19)	(50)	(62.0)%	(0.1)%	(0.3)%
Royalty income	4	1	300.0%	0.0%	0.0%
Other	35	—	NM	0.2%	0.0%
Income (loss) before income tax	(842)	(571)	(47.5)%	(3.9)%	(2.9)%
Income tax expense (benefit)	(31)	10	(410.0)%	(0.1)%	0.1%
Net income (loss)	$(811)	$(581)	(39.6)%	(3.7)%	(2.9)%

NM - Not Material

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 4.7%, or $0.6 million, for the second quarter of fiscal 2027 versus the second quarter of fiscal 2026. Service revenue increased 16.5%, or $1.2 million, for the second quarter of fiscal 2027 versus the second quarter of fiscal 2026. The resulting increase in total revenue was due to an increase in revenue in the lighting segment partially offset by decreases in revenue in the maintenance and EV segments. Cost of product revenue decreased by 0.5%, or $45 thousand, in the second quarter of fiscal 2027 versus the comparable period in fiscal 2026. Cost of service revenue increased by 35.7%, or $1.8 million, in the second quarter of fiscal 2027 versus the comparable period in fiscal 2026, primarily driven by the increased service revenue. Gross margin decreased from 31.0% of revenue in the second quarter of fiscal 2026 to 28.7% of revenue in the second quarter of fiscal 2027, due primarily to decreases in the maintenance and EV segments, partially offset by an increase in the lighting segment.

Operating Expenses

General and Administrative. General and administrative expenses increased 3.4%, or $0.1 million, in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026.

Sales and Marketing. Sales and marketing expenses increased 16.0%, or $0.4 million, in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026. This comparative increase was primarily due to increased commissions expense.

Research and Development. Research and development expenses increased 10.4%, or $24 thousand, in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026.

Lighting Segment

Our lighting segment develops and sells lighting products and provides construction and engineering services for our commercial lighting and energy management systems. Our lighting segment provides engineering, design, lighting products and in many cases turnkey solutions for large national accounts, governments, municipalities, schools and other customers mostly through direct sales and also sells lighting products through manufacturer representative agencies and to the wholesale contractor markets through ESCOs and contractors.

The following table summarizes our lighting segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	% Change
Revenue	$14,904	$10,664	39.8%
Operating income (loss)	$57	$(853)	106.7%
Operating margin	0.4%	(8.0)%

Lighting segment revenue in the second quarter of fiscal 2027 increased by 39.8%, or $4.2 million, compared to the second quarter of fiscal 2026. The increase was primarily related to additional turnkey projects. The change from operating loss to operating income is primarily due to the increased revenue.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	% Change
Revenue	$3,967	$4,491	(11.7)%
Operating income (loss)	$305	$554	(44.9)%
Operating margin	7.7%	12.3%

Maintenance segment revenue in the second quarter of fiscal 2027 decreased by 11.7%, or $0.5 million, compared to the second quarter of fiscal 2026 primarily due to decreased work orders from a major customer. Operating income in this segment decreased as a result of decreased revenue.

EV Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operating results (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	% Change
Revenue	$2,820	$4,764	(40.8)%
Operating income (loss)	$76	$1,059	(92.8)%
Operating margin	2.7%	22.2%

EV segment revenue in the second quarter of fiscal 2027 decreased by 40.8%, or $1.9 million, compared to the second quarter of fiscal 2026. The decrease in revenue was primarily due to a decrease in turnkey projects. Operating income decreased $1.0 million as a result of decreased revenue.

Results of Operations - Six Months Ended September 30, 2026 versus Six Months Ended September 30, 2025

The following table sets forth the line items of our Condensed Consolidated Statements of Operations and as a relative percentage of our total revenue for each applicable period, together with the relative percentage change in such line item between applicable comparable periods (dollars in thousands, except percentages):

	Six Months Ended September 30,
	2026	2025		2026	2025
	Amount	Amount	% Change	% of Revenue	% of Revenue
Product revenue	$27,629	$26,325	5.0%	58.2%	66.7%
Service revenue	19,805	13,169	50.4%	41.8%	33.3%
Total revenue	47,434	39,494	20.1%	100.0%	100.0%
Cost of product revenue	17,400	17,599	(1.1)%	36.7%	44.6%
Cost of service revenue	14,902	9,817	51.8%	31.4%	24.9%
Total cost of revenue	32,302	27,416	17.8%	68.1%	69.4%
Gross profit	15,132	12,078	25.3%	31.9%	30.6%
General and administrative	7,636	8,102	(5.8)%	16.1%	20.5%
Sales and marketing	5,595	4,792	16.8%	11.8%	12.1%
Research and development	523	439	19.1%	1.1%	1.1%
Income (loss) from operations	1,378	(1,255)	(209.8)%	2.9%	(3.2)%
Interest expense	(226)	(449)	(49.7)%	(0.5)%	(1.1)%
Amortization of debt issue costs	(37)	(101)	(63.4)%	(0.1)%	(0.3)%
Royalty income	5	3	66.7%	0.0%	0.0%
Income (loss) before income tax	1,113	(1,802)	(161.8)%	2.3%	(4.6)%
Income tax expense (benefit)	(36)	23	(256.5)%	(0.1)%	0.1%
Net income (loss)	$1,149	$(1,825)	(163.0)%	2.4%	(4.6)%

Revenue, Cost of Revenue and Gross Margin. Product revenue increased 5.0%, or $1.3 million, for the first six months of fiscal 2027 versus the first six months of fiscal 2026. Service revenue increased 50.4%, or $6.6 million, for the first six months of fiscal 2027 versus the first six months of fiscal 2026. The resulting increase in total revenue was due to an increase in revenue in the lighting segment, partially offset by decreases in revenue in the maintenance and EV segments. Cost of product revenue decreased by 1.1%, or $0.2 million, in the first six months of fiscal 2027 versus the comparable period in fiscal 2026. Cost of service revenue increased by 51.8%, or $5.1 million, in the first six months of fiscal 2027 versus the comparable period in fiscal 2026, primarily due to the increase in service revenue compared to fiscal 2026. Gross margin increased from 30.6% of revenue in the first six months of fiscal 2026 to 31.9% of revenue in the first six months of fiscal 2027, due primarily to increased margins in the lighting and maintenance segments.

Operating Expenses

General and Administrative. General and administrative expenses decreased 5.8%, or $0.5 million, in the first six months of fiscal 2027 compared to the first six months of fiscal 2026. This comparative decrease was primarily due to lower compensation expenses along with a significant decrease in legal and shareholder relations expenses, primarily due to legal and shareholder relations expenses related to the reverse stock split in the first six months of fiscal 2026 that did not recur in the first six months of fiscal 2027. These decreases in fiscal 2027 were partially offset by increases in software and hardware expenses along with consulting expenses.

Sales and Marketing. Sales and marketing expenses increased 16.8%, or $0.8 million, in the first six months of fiscal 2027 compared to the first six months of fiscal 2026. This comparative increase was primarily due to increased commissions expense.

Research and Development. Research and development expenses increased 19.1%, or $0.1 million, in the first six months of fiscal 2027 compared to the first six months of fiscal 2026.

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

The following table summarizes our lighting segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2026	2025	% Change
Revenue	$32,571	$23,546	38.3%
Operating income (loss)	$2,635	$(618)	526.4%
Operating margin	8.1%	(2.6)%

Lighting segment revenue in the first six months of fiscal 2027 increased by 38.3%, or $9.0 million, compared to the first six months of fiscal 2026. The increase in revenue was primarily due to increased projects for a major customer. The increase in operating income in this segment was primarily due to increased revenue.

Maintenance Segment

Our maintenance segment provides retailers, distributors and other businesses with maintenance, repair and replacement services for the lighting and related electrical components deployed in their facilities.

The following table summarizes our maintenance segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2026	2025	% Change
Revenue	$8,063	$8,488	(5.0)%
Operating income (loss)	$752	$683	10.1%
Operating margin	9.3%	8.0%

Maintenance segment revenue in the first six months of fiscal 2027 decreased by 5.0%, or $0.4 million, compared to the first six months of fiscal 2026 primarily due to decreased work orders from a major customer. Operating income in this segment increased as a result of increased margins and strong financial discipline.

EV Segment

Our EV segment offers leading electric vehicle charging expertise and provides EV turnkey installation solutions with ongoing support to all commercial verticals.

The following table summarizes our EV segment operating results (dollars in thousands):

	Six Months Ended September 30,
	2026	2025	% Change
Revenue	$6,800	$7,460	(8.8)%
Operating income (loss)	$218	$737	(70.4)%
Operating margin	3.2%	9.9%

EV segment revenue in the first six months of fiscal 2027 decreased by 8.8%, or $0.7 million, compared to the first six months of fiscal 2026. The decrease in revenue was primarily due to a decrease in turnkey projects. Operating income in this segment decreased due to lower revenue along with lower margins compared to fiscal 2026.

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

We had approximately $3.7 million in cash and cash equivalents as of September 30, 2026, compared to $3.3 million at March 31, 2026. Our cash position increased primarily as a result of our financing activities which saw an increase in our Credit Facility. The cash provided by financing was partially offset by a used in position in operating activities, which was primarily driven by decreases in accounts payable and accrued expenses, partially offset by decreases in accounts receivable and revenue earned but not billed.

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

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2026 and 2025 (in thousands):

	Six Months Ended September 30,
	2026	2025
Operating activities	$(2,033)	$1,304
Investing activities	(50)	(312)
Financing activities	2,554	(1,809)
(Increase) decrease in cash and cash equivalents	$471	$(817)

Cash Flows Related to Operating Activities. Cash used in operating activities for the first six months of fiscal 2027 was $2.0 million and consisted of our net income of $1.2 million adjusted for non-cash expense items and net cash used in changes in operating assets of $3.2 million, the largest of which was a decrease in accounts payable, partially offset by decrease in accounts receivable and revenue earned but not billed.

Cash provided by operating activities for the first six months of fiscal 2026 was $1.3 million and consisted of our net loss of $1.8 million adjusted for non-cash expense items and net cash provided in changes in operating assets of $3.1 million, the largest of which were increases in accounts receivable, net, prepaid expenses and other current assets, and inventories, net, partially offset by a decrease in accrued expenses and other.

Cash Flows Related to Investing Activities. Cash used in investing activities was $0.1 million in the first six months of fiscal 2027 and consisted primarily of purchases of property and equipment.

Cash used in investing activities of $0.3 million in the first six months of fiscal 2026 consisted primarily of purchases of property and equipment, mostly related to our ERP system implementation.

Cash Flows Related to Financing Activities. Cash provided by financing activities of $2.6 million in the first six months of fiscal 2027 was primarily due to additional proceeds from our mortgage term loan along with proceeds from our Credit Facility.

Cash used in financing activities of $1.8 million in the first six months of fiscal 2026 was primarily due to payments on our revolving credit facility and long-term debt, along with costs incurred related to the issuance of subordinated debt.

Working Capital

Our net working capital as of September 30, 2026 was $15.4 million, consisting of $35.9 million in current assets and $20.6 million in current liabilities. Our net working capital as of March 31, 2026 was $11.0 million, consisting of $37.7 million in current assets and $26.7 million in current liabilities.

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

Indebtedness

Revolving Credit Agreement

Our Credit Agreement provides for a $25.0 million revolving credit facility (the “Credit Facility”) that matures on June 30, 2030. Borrowings under the Credit Facility are subject to a borrowing base requirement based on eligible receivables, inventory and cash. As of September 30, 2026, the borrowing base supported approximately $17.5 million of availability under the Credit Facility, with $5.0 million drawn against that availability. As of September 30, 2025, the borrowing base supported approximately $14.1 million of availability under the Credit Facility, with $5.8 million drawn against that availability.

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

The Credit Agreement includes a springing minimum fixed cost coverage ratio of 1.0 to 1.0 when excess availability under the Credit Facility falls below $4.0 million of the committed facility. Currently, the springing minimum fixed cost coverage ratio is not required.

Backlog

Backlog represents the amount of revenue that we expect to realize in the future as a result of firm, committed purchase orders. Backlog totaled $20.8 million and $30.1 million as of September 30, 2026 and March 31, 2026, respectively. We generally expect our backlog to be recognized as revenue within one year. Backlog does not include any amounts for contracted maintenance services.

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

As of September 30, 2026, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, we launched and adopted a new Enterprise Resource Planning ("ERP") system, which replaced our existing ERP systems. The new ERP system is expected to enhance efficiency and simplify our accounting and reporting processes. In conjunction with the implementation of the ERP system, our internal processes, procedures, and controls have been updated as needed.

Except as discussed in the preceding paragraph, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date of this report, we do not believe that the final resolution of any of such claims or legal proceedings will have a material adverse effect on our future results of operations.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I - Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which we filed with the SEC on June 4, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

32.1

Certification of Chief Executive Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2

Certification of Chief Financial Officer of Orion Energy Systems, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

10.1

Orion Energy Systems, Inc. 2016 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Annex A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14Q on June 23, 2026).*

101.INS	Inline XBRL Instance Document+

101.SCH	Inline XBRL Taxonomy extension schema document+

101.CAL	Inline XBRL Taxonomy extension calculation linkbase document+

101.DEF	Inline XBRL Taxonomy extension definition linkbase document+

101.LAB	Inline XBRL Taxonomy extension label linkbase document+

101.PRE	Inline XBRL Taxonomy extension presentation linkbase document+

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL and is contained in Exhibit 101.

* Management contract or compensatory plan or arrangement

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2026.

ORION ENERGY SYSTEMS, INC.

By	/s/ J. Per Brodin
J. Per Brodin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)